Form 10KSB
period 2005-12-31
URANIUM ENERGY CORP
filed 2006-04-13
CIK 1334933

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______


                         Commission file number 0-25455

                              URANIUM ENERGY CORP.
                             ---------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 98-0399476
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                                  Austin Centre
                           701 Brazos, Suite 500 PMB#
                               Austin, Texas 78701
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (512) 721-1022
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                                (Title of class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year (ending December 31, 2005): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: December 31, 2005: $11,376,169

          Applicable Only to issuers Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]


                    Applicable Only to Corporate Registrants

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                Outstanding as of March 27, 2006
--------------------------------------------------------------------------------
Common Stock, $.001 par value                               22,752,338

                       Documents Incorporated By Reference

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document in incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

ITEM 1. DESCRIPTION OF BUSINESS ............................................ 5

ITEM 2. DESCRIPTION OF PROPERTIES ......................................... 21

ITEM 3. LEGAL PROCEEDINGS ................................................. 21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 22

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
        MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  ................ 22

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION ................................ 27

ITEM 7. FINANCIAL STATEMENTS .............................................. 33

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ............................... 52

ITEM 8A. CONTROLS AND PROCEDURES .......................................... 52

ITEM 8B. OTHER INFORMATION ................................................ 52

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
        EXCHANGE ACT ...................................................... 53

ITEM 10.EXECUTIVE COMPENSATION ............................................ 56

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT .................................................... 58

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 60

ITEM 13.EXHIBITS .......................................................... 61

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................ 62

SIGNATURES ................................................................ 62

                           FORWARD LOOKING STATEMENTS

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

     Uranium Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form SB-2 that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004, we changed our business operations and focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. Therefore, on January 24, 2005, we filed an amendment to our articles of incorporation changing our name to "Uranium Energy Corp."

     Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Uranium Energy," refers to Uranium Energy Corp.

Recent Developments

     Effective January 2006, we commenced trading on the over-the-Counter Bulletin Board under the symbol "URME". We commenced trading following the effective date of our registration statement (December 5, 2005) filed with the Securities and Exchange Commission.

     Effective February 28, 2006, we filed an amendment to our articles of incorporation with the Nevada Secretary of State. The amendment revised Section 3 of the articles of incorporation increasing the authorized capital stock from 75,000,000 shares of common stock at $0.001 par value to 750,000,000 shares of common stock par value $0.001.

CURRENT BUSINESS OPERATIONS

     We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. We plan an aggressive acquisition strategy for the next 12 to 24 months to build uranium resources of 50 million pounds. To date, we have acquired interests in 8,953 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, Utah, Wyoming, and Texas. By fiscal year 2006, we have plans to acquire approximately 12,500 further acres of mineral properties subject to adequate funding being acquired consisting of further claim blocks located in the State of Texas. Other mineral property acquisitions are contemplated in the States of interest that include Arizona, Utah, Colorado, Texas, and Wyoming. These potential acquisition properties have not yet been specifically identified. As of the date of this Annual Report, we do not have proven reserves of any kind.

     During fiscal year 2005, interests in 21 additional uranium exploration mineral properties totaling 7,413 gross acres were acquired in the States of Arizona, Colorado, Texas, Wyoming and Utah for aggregate consideration of $174,476. As of the date of this Annual Report, we have interests in an aggregate of 8,953 gross acres (8,803.82 net mineral acres) of properties that have been either leased or staked, which we intend to explore for economic deposits of uranium. These leases are also subject to 5.0% to 8.25% net royalty interests. These properties consist of claim blocks located in the States of Arizona, Colorado, Wyoming, Utah, and Texas. Each of these properties has been the subject of historical exploration by other mining companies, and provides indications that uranium may exist in economic concentrations. We have access to historical exploration data that may provide indications of locations that may contain unknown quantities of uranium. These data consist chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product, and maps, that help guide our property acquisition strategy. The basis for management's belief that there may be indications that uranium may exist in economic concentrations on our leased and claimed properties are based as follows with specific reference to each state where we have leased or claimed exploration property interests. The basis of information in each state pertains to prior exploration conducted by other companies, or management information and work product derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

MINERALS EXPLORATION PROPERTIES

     We are participating in our mineral properties in the States of Arizona and Colorado by way of quitclaim deed. The properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). There are claim blocks deeded to us in this manner in Arizona, and further claim blocks in Colorado. We have unfettered surface access, and complete mineral rights to an unlimited depth below surface. The deeds are in effect for five years, and carry renewable five-year terms for an indefinite period, provided that the annual processing fees are in good standing with the BLM. The claims were entered into between November 4, 2004 and May 25, 2005, corresponding to initial terms of expiry between November 4, 2009 and April 21, 2010. Annual processing fees to be paid to the BLM vary from county to county but are relatively nominal. We will also be required to remediate the land upon termination of the deed - bringing the land back into the state it was originally in prior to the commencement of our exploration activities. These costs are not determinable at this time.

     In the States of Utah and Texas, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. As of the date of this Annual Report, we have executed one lease in Utah, and further leases in Texas. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium only, with any other minerals, including, for example, petroleum, reverting to the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, we must renegotiate the terms of a new lease. Royalty payments must be made to the lessor in event that we extract uranium ore from the properties in the amount of 5.0% to 8.25% of the gross revenue so generated.

We have the following gross and net acre mineral property interests in states indicated below under lease:

                         Gross Acres      Net Acres

 Arizona                    2,160.00       2,160.00
 Colorado                   1,040.00       1,040.00
 Utah                         640.00         640.00
 Wyoming                    3,187.00       3,187.00
 Texas                      1,926.32       1,776.82
                     ---------------- --------------

                            8,953.32       8,803.82
                     ---------------- --------------

     These properties do not have any indicated or inferred minerals or reserves. We plan to conduct exploration programs on these properties with the intent to prove or disprove the existence of economic concentrations of uranium.

     Since inception, we have not established any proven or probable reserves on its mineral property interests.

     On October 11, 2005, we entered into a Mineral Asset Option Agreement (the "Option") with Brad A. Moore giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option, we have paid Mr. Moore a cash payment of $50,000 and issued 750,000 shares of our restricted common stock. The Option, if exercised, will require the further issuance of 1,500,000 restricted common shares in 500,000 share installments over the three, six month intervals following the effective date of the Option (October 11, 2005). A further payment of $150,000 has been paid under the Option on February 1, 2006. Title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option, the timing of which may be accelerated at our discretion. During the Option term, we have the right as operator to conduct or otherwise direct the all exploration on the properties to be acquired.

     A detailed description of our properties is as follows.

     Colorado

     Claims acquired by us in Colorado have historical production tonnages and grades published in the Colorado Geological Survey, Bulletin 40 - "Radioactive Mineral Occurrences of Colorado". Additionally, a third party consulting miner/engineer was utilized by us for his first hand knowledge of the Colorado properties acquired. Also, our Chief Geologist previously evaluated and acquired a portion of the claims currently owned by us (the Carnotite Mine) while consulting for another company, International Texas Industries, Inc. We confirm that at the current date, our Colorado located claims contain no uranium reserves and require extensive exploration by us.

     Utah

     Our Utah property (Crain Lease) was the subject of prior exploration drilling conducted by Pioneer-Uravan, Inc. and Truchas Limited in the 1970's to search for uranium indications. We have acquired gamma drill log interpretation worksheets from work previously conducted by Pioneer-Uravan, Inc. In addition, drill hole location maps have been obtained from work conducted for Pioneer-Uravan, Inc. and Truchas Limited. Further assay reports on core samples from exploration drilling previously conducted by Pioneer-Uravan, Inc. as verified by that company's commissioned assay report have also been obtained, as well as certain drill indicated uranium findings that provide the basis for preliminary reserve information as previously conducted and defined in a Truchas Limited summary and report (1979). We confirm that at the date of this Annual Report, our Utah located claims contain no uranium reserves that we have independently verified, and require extensive exploration by us.

     A gamma drill log interpretation worksheet is work product created from a listing of sensory information created at routine intervals that forms the output or log of a uranium testing technique used when exploring depths of the earth beneath the surface through exploratory drilling.

     Arizona

     All of our Arizona claims were previously the subject of exploration drilling for the incidence of Uranium by companies such as Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., and Oklahoma Public Services. We have acquired a 1979 Oklahoma Public Services ("OPS") geologic report contiguous to our claims (Artillery Peak) that indicates the possibility of incidence of uranium. OPS drilling continued on to our claims as evidenced by drill holes verified on the ground, and such drill cuttings were found to be radioactive. Close spaced developmental drilling is indicated on our claims located at Artillery Peak. Uranium mineralization is well documented in this area by a number of publications including, "Artillery Peak Orientation Study", Mohave County, AZ, U.S. Dept. of Energy contract No. W-7405-ENG-48, "Geology of Uraniferous Tertiary Rocks in the Artillery Peak-Date Creek Basin", West-Central Arizona, USGS, Denver, Colorado, "Reported Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins", State of Arizona publication, and "Major Uranium Discovery in Volcaniclastic Sedimentary, Basin and Range Province", Yavapai County, Arizona, J.E. Sherborne, Jr. (AAPG-1979).

     Other claims staked by us (Ester Basin, Crow Canyon and Dry Mountain) in Arizona were staked on known uranium occurrences as shown on Arizona State publication, "Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins". Additionally, these claims were previously drilled by companies including Homestake Mining Co., Uranerz Energy Corp., and Noranda, Inc. in the 1970's uranium boom. Our management has confirmed prior claim ownership as verified with the United States Department of Interior - Bureau of Land Management. In addition, ground surveys completed by us have located various previous drill locations and radioactive anomalies as evidenced in ground and drill cuttings. We confirm that as of the date of this Annual Report, our Arizona located claims contain no uranium reserves, and require extensive exploration by us.

     Texas

     We currently own two (2) leases located in a South Texas uranium trend that have been the subject of substantial historical exploration by Wold Nuclear Corporation in the 1970's and 1980's, and constitute some of our most prospective exploration targets. Wold Nuclear was a private uranium exploration company based in Casper, Wyoming and owned by former Wyoming U.S. Congressman, John S. Wold. Wold Nuclear, discovered a number of large uranium deposits in Wyoming which were later acquired and put into production by major uranium production companies. Wold Nuclear's Texas operations were a joint exploration venture with Cotter Corporation. Our Chief Geologist was employed by Wold Nuclear as district and chief geologist of its Texas based operations.

     Wold Nuclear's previous work conducted on and around the Uranium Energy Corp. exploration targets located in South Texas (Zavala County) is in a certain formation that was not the focus of uranium exploration in previous uranium booms (the "New Formation") (formation is not provided for competitive reasons). The New Formation represents a new "out of traditional trend" host rock for possible uranium mineralization. We have acquired a number of drill hole gamma logs, as well as one drill core whose chemical analysis supports the indication of uranium, along with lease and drill hole location maps. Insufficient drilling in past exploration programs did not quantify any reserves for Wold Nuclear. However, a portion of rock within the New Formation has been identified with grades to 0.11% chemical U308.

     The expected mineralized area comprising the New Formation has been defined in geological area by our own work product. The New Formation host rock is up to 250' thick and has the potential for uranium deposits similar to Wyoming's Powder River Basin. As of the date of this Annual Report, we have acquired two leases (473.06 gross acres) in an area where previous drilling and coring indicated ore grade uranium mineralization.


EXPLORATION WORK PROGRAMS - ARIZONA AND COLORADO

     Our Chief Exploration Officer, Randall Reneau, a Certified Professional Geologist, based on historical data previously outlined and our own work product, has developed exploration programs unique to each state and claim block with the intent of proving or disproving the existence of uranium on these prospects. In order to carry out these exploration programs, $204,500 and approximately twelve months will be required, according to the exploration budget and schedule recommended by our Chief Exploration Officer. As of the date of this Annual Report, we believe we currently have sufficient capital required to complete Phase I exploration costs. Our ability to pay for Phase I exploration costs is not expected to be impacted by possible further property acquisitions. Additional capital for possible future uranium exploration property related acquisitions will be funded through additional offerings of debt and equity on an as required basis.

     The total cost of expected Phase II exploration on all mineral properties contemplated at this time is equal to $125,000 including contingency cost allowance. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources. See "Part II. Item 7. Management's Analysis or Plan of Operation."

     Phase I Work Programs - Arizona and Colorado

     The work program that has been recommended for the mineral properties is dependent on the nature of the exploration conducted prior to our acquisition. The intended Phase I work programs will be on the claims located in both Arizona and Colorado.

     During Phase I work programs on these particular mineral claims, we plan to review and analyze all historical exploration data available to us in our current possession, and to probe existing drill holes with gamma probes, with a strategy that attempts to confirm historical drill results and plan for future development. Costs have been estimated at $14,500 per claim block.

     Phase I Work Programs - South Texas Leases

     We currently own two (2) leases located in a known and established South Texas uranium trend that have been the subject of substantial historical exploration by Wold Nuclear in the 1970's and 1980's, and constitute the Company's most prospective exploration targets. We plan to review all historical exploration data and to probe historical drill holes, at an estimated cost of $30,000. Included in Phase I for these particular leases will also include 9,450 feet of new drilling, at an estimated cost of $94,500. A further $5,000 cost has been estimated for mobilization and demobilization, as well as $2,500 for surface remediation. The total cost of Phase I exploration on all mineral properties contemplated at this time is equal to $204,500.

     Phase II Work Programs

     The purpose of Phase I exploration work on the Artillery Peak, Ester Basin, and Dry Mountain claims in Arizona is chiefly to determine which areas require new drilling. Once the drill targets have been established, an estimated 7,500 feet of drilling is planned for all three properties, at an estimated cost of $75,000. The drill program will be allocated as follows: 3,000 feet at Artillery Peak; 1,500 feet at Ester Basin; 3,000 feet at Dry Mountain. These drill cores must then be logged at an estimated cost of $15,000. A further $2,500 per property has been estimated for mobilization of drill equipment and again for demobilization, as well as $2,500 per property for surface remediation.

     The total cost of Phase II exploration on all mineral properties contemplated at this time is equal to $125,000 including contingency cost allowance. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources. We expect minimal effect on our ability to proceed with Phase II exploration should they be required in conjunction with further lease and land acquisitions as the amounts projected for Phase II exploration costs are not substantial in relation to budgeted total annual capital and operating expense expenditures. If however, additional land and lease expenditures during the next twelve months create a lack of capital for Phase II exploration costs beyond that anticipated in relation to available capital, we may not be in a financial position to conduct Phase II exploration if required.

     In all cases, results from Phase I of exploration on our properties will determine whether we proceed to Phase II of the exploration program, or discontinues exploration on the property. Phase II costs, if any, will be incurred in the subsequent 12-month period, and would require additional financing.

     We do not expect to purchase any significant equipment or increase significantly the number of our employees during the next 12 months. Our current business strategy is to obtain resources under contract where possible because management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

     Our operational business plan calls for the acquisition of further uranium exploration properties in Texas, Arizona, Utah, Colorado and Wyoming. We have developed detailed exploration programs for each claim block area of interest based on historical data derived from past uranium exploration by other companies with a mandate to prove or disprove the existence of uranium resources.

MATERIAL CONTRACTS

Brad Moore Mineral Asset Option Agreement

     On October 11, 2005, we entered into a Mineral Asset Option Agreement (the "Option") with Brad A. Moore giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option, we paid Mr. Moore a cash payment of $50,000 and issued 750,000 shares of our restricted common stock. The Option, if exercised will require the further issuance of 1,500,000 restricted common shares in 500,000 share installments over the three, six month intervals following the effective date of the Option (October 11, 2005). A further payment of $150,000 has been paid under the Option on February 1, 2006. Title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option, the timing of which may be accelerated at our discretion. During the Option term, we have the right as operator to conduct or otherwise direct the all exploration on the properties to be acquired.


Harry A. Moore Trust Agreement

     On December 12, 2005, our Board of Directors authorized and approved the execution of an agreement (the "Moore Trust Agreement") with Harry A. Moore Trust (the "Moore Trust"). Pursuant to the terms and provisions of the Moore Trust Agreement, we acquired an undivided 100% legal, beneficial and registerable interest in and to certain assets consisting of certain drill and assay data regarding prospective tracts located in Goliad, Waller, Duval and McMullen Counties in the State of Texas. Pursuant to further terms and provisions of the Moore Trust Agreement, we paid to the Moore Trust certain payments aggregating $50,000.00 and issued an aggregate of 75,000 shares). See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities."

Eurotrade Management Group Ltd. Agreement

     On February 1, 2006, our Board of Directors, pursuant to unanimous written consent, authorized and approved the execution of a corporate finance consulting services agreement (the "Consulting Services Agreement") with Eurotrade Management Group Ltd. ("Eurotrade"). Pursuant to the terms and provisions of the Consulting Services Agreement, we agreed: (i) to retain Eurotrade as a consultant for a one-year period effective February 1, 2006 (the "Effective Date"); (ii) within ten calendar days from the Effective Date, to issue to Eurotrade an aggregate 515,000 pre-forward stock split shares of our restricted common stock (772,500 post-forward stock split); and (iii) to reimburse Eurotrade for all pre-approved, direct and reasonable expenses actually and properly incurred by Eurotrade for our benefit in connection with its performance of consulting services.

     Pursuant to further terms and provisions of the Consulting Services Agreement, Eurotrade agrees to perform certain corporate finance consulting services to us including, but not limited to, the following: (i) assist in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of our various business interests; (ii) assist in the organization and preparation of any and all business plans, technical reports, news releases and special shareholder or investment reports; (iii) assist in the liaison with and the setting up of all corporate alliances and regulatory associations; (iv) assist in the negotiation and structuring of any proposed transaction which will maximize our interests in each subject transaction together with the presentation of a written summary of said structure; and (v) assist in all other matters and services in connection with the corporate finance development and maintenance of our various business interests as may be determined by the Board of Directors. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

Drilling Database Information Agreement

     On approximately January 15, 2006, we entered into a drilling database information agreement (the "Drilling Database Agreement") with Jim Knupke. In accordance with the terms and provisions of the Drilling Database Agreement: (i) we are required to make cash payments to Mr. Knupke of $2,000 per month payable quarterly; (ii) issue an aggregate of 12,500 pre-forward stock split shares of our restricted common stock (18,750 post-forward stock split); and (iii) issue a further 12,500 restricted common shares quarterly for the next three quarters following the effective date of the Drilling Database Agreement. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -Recent Sales of Unregistered Securities."

Corporate Relations Consulting Services Agreement

     On approximately March 1, 2006, we entered into a corporate relations consulting services agreement (the "Corporate Relations Consulting Agreement") with Michael Bayback and Company Inc., which is related to one of our shareholders ("Michael Bayback"). In accordance with the terms and provisions of the Corporate Relations Consulting Agreement: (i) the term is for an initial six-month period; (ii) we agreed to pay up to $5,000 per month during the initial six-month period for services rendered; and (iii) we issued an aggregate of 500,000 warrants exercisable at $1.00 per share for a ten-year term. The shares of common stock underlying the warrants have piggyback registration rights.

COMPETITION

     We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium minerals exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of uranium minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

     Our minerals exploration activities are, or will be, subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

     Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Nil costs have been incurred to date with respect to compliance with environmental laws, and costs are only expected to increase with the increasing scale and scope of exploration operations, especially with the advent of Phase II exploration costs.

     Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

ENVIRONMENTAL REGULATION

     Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

WASTE DISPOSAL

     The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

CERCLA

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

AIR EMISSIONS

     Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

CLEAN WATER ACT

     The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs. Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

MINERAL EXPLORATION COSTS

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date we have not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

RESEARCH AND DEVELOPMENT ACTIVITIES

     No research and development expenditures have been incurred, either on our account or sponsored by customers for the past three years.

EMPLOYEES

     We do not employ any persons on a full-time or on a part-time basis. Amir Adnani is our President and Chief Executive Officer, D. Bruce Horton is our Chief Financial Officer, Randall Reneau is our Chief Exploration Officer, and Harry Anthony is our Chief Operating Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. We contract with approximately 7 individuals on a full time basis and 3 individuals on a part time basis for ongoing services provided to the Company.

RISK FACTORS

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

     Our business is difficult to evaluate because we have a limited operating history. In considering whether to invest in our common stock, you should consider that our inception was May 16, 2003 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.

     We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately ($2,151,461) from May 16, 2003 (inception) to December 31, 2005. As of December 31, 2005, we had an accumulated deficit of ($2,151,461). We have incurred net losses totaling approximately ($1,998,805) during fiscal year ended December 31, 2005. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

     Our development of and participation in an increasingly larger number of uranium minerals exploration prospects has required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit uranium prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

     We have received a going concern opinion from our independent auditors on their report accompanying our December 31, 2005 and 2004 financial statements. The independent auditor's report accompanying our December 31, 2005 and 2004 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

     We will require additional funding in the future. Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

     As part of our growth strategy, we intend to acquire additional minerals exploration properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels, or failure to develop such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

     We are a new entrant into the uranium minerals exploration and development industry without profitable operating history. Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited.

     The business of minerals exploration and development is subject to many risks and if uranium is found in economic production quantities, the potential profitability of future possible uranium mining ventures depends upon factors beyond our control. The potential profitability of mining uranium properties if economic quantities of Uranium are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and
(xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

     The risks associated with exploration and development and if applicable, mining as described above could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved uranium reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

     The uranium exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring the leases. The uranium exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive uranium properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low uranium market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing uranium properties.

     The marketability of natural resources will be affect by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable. The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of uranium and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

     Uranium mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. If economic quantities of uranium are found on any lease owned by us in sufficient quantities to warrant uranium mining operations, such mining operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

     Uranium minerals exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations. Uranium minerals exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

     Future potential uranium mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

     Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may increase in the future.

     We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

     Any change in government regulation/administrative practices may have a negative impact on our ability to operate and our profitability. The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

     We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Amir Adnani, Chief Executive Officer, D. Bruce Horton, Chief Financial Officer, Randall Reneau, Chief Exploration Officer, and Harry Anthony, Chief Operating Officer. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

     Our officers and directors may be subject to conflicts of interest. Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors will be subject to conflicts of interest.

     Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits. Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

     Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 22,752,338 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 3,653,583 post-forward stock split shares of our common stock (2,435,722 pre-forward stock split shares) pursuant to a registration statement declared effective on December 5, 2005. As a result of the registration statement, 3,653,583 post-forward stock split shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

     As of the date of this Annual Report, there are 11,732,500 outstanding shares of our common stock that are restricted securities as that term is defined  in  Rule  144  under  the  Securities  Act of  1933,  as  amended  (the
"Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,510,000 Stock Options outstanding.

     Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

     The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. Our common stock commenced trading on approximately December 5, 2005 and has since traded in the $2-3 range with limited trading volume. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and
(viii) general economic trends.

     In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

     One of our shareholders may exercise voting power of more than 30% of our common stock. As of the date of this Annual Report, Golden West Investments Ltd. ("Golden West") owns 4,875,000 post-forward stock split shares of our common stock, or 21.43% of our outstanding common stock as of the date of this Annual Report, and is one of our largest shareholders. Due to its stock ownership,

Golden West may be in a viable position to affect the election of the Board of Directors and, therefore, to affect the control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Golden West may be able to affect the prevention of or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Golden West's consent. The interest of one of our largest shareholders may differ from the interests of other shareholders.

     Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 750,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

     Our common stock is classified as a "penny stock" under SEC rules which limits the market for our common stock. Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

ITEM 2. DESCRIPTION OF PROPERTIES

     We lease our principal office space located at Austin Centre, 701 Brazos, Suite 500 PMB#, Austin, Texas 78701 on a month to month basis. The office space costs approximately $183 per month. We also have a one year lease ending on April 30, 2006 for field offices located at Pioneer Business Center, 341 East "E" Street, Suite 135b, Casper, Wyoming 82601. The office space costs approximately $350 per month.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During fiscal year ended December 31, 2005, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

     Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "URME" on approximately December 5, 2005. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last three months as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended                 High Bid        Low Bid
-----------------------   -------------   -------------
February 28, 2006            $5.84           $3.61
March 31, 2005               $2.67           $2.37



     As of March 15, 2006, we had 56 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

     No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLIT

     On February 14, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of 1.5-for-one of our total issued and outstanding shares of common stock (the "Forward Stock Split").

     The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split would result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of our common stock.

     The Forward Stock Split was effectuated with a record date of February 28, 2006 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our issued and outstanding shares of common stock from 14,968,222 to approximately 22,452,338 shares of common stock. The common stock will continue to be $0.001 par value.

     Unless otherwise notated, shares of stock referred to in this Annual Report are in post forward stock split denominations.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

     We have one equity compensation plan, the Uranium Energy Corp. 2005 Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of the date of this Annual Report:

                      Equity Compensation Plan Information


------------------------------------------------------------------------------------------------------
                        Number of Securities      Weighted-Average Exercise    Number of Securities
                          To be Issued Upon          Price of Outstanding     Remaining Available for
Plan Category          Exercise of Outstanding         Options, Warrants       Future Issuance Under
                          Options, Warrants                 and Rights       Equity Compensation Plans
                              and Rights                                       (excluding column (a))
                                  (a)                          (b)                    (c)
------------------------------------------------------------------------------------------------------
Equity Compensation               n/a                          n/a                             n/a
Plans Approved by
Security Holders

Equity Compensation            3,510,000                       $0.50                         150,000
Plans Not Approved by
Security Holders -
Stock Option Plan

Warrants                         500,000                       $1.00                            -0-
                                 125,000                       $1.50                            -0-

Total                          4,135,000                       $0.50                         150,000
------------------------------------------------------------------------------------------------------

2005 Stock Option Plan

     On December 19, 2005, our Board of Directors authorized and approved the adoption of the 2005 stock option plan effective December 19, 2005 (the "Stock Option Plan").

     The  purpose  of  the  Stock  Option  Plan  is  to  enhance  our  long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

     The Stock Option Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 3,500,000 shares as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired.

     In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised Stock Option shall expire.

     No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

     The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness from the Company may be subject to such conditions, restrictions and contingencies as may be determined.

     Incentive Stock Options

     The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

     On December 20, 2005, the Board of Directors authorized and approved the grant of an aggregate 3,150,000 pre-forward stock split Stock Options to key consultants, directors and officers under the Stock Option Plan. On February 1, 2006, the Board of Directors authorized and approved the grant of an additional 190,000 pre-forward stock split Stock Options to two individuals, one of which is a newly appointed officer and the other is a consultant.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

     During February 2006, we registered 2,000,000 of those pre-forward stock split Stock Options pursuant to an S-8 registration statement with the Securities and Exchange Commission.

WARRANTS

     As of the date of this Annual Report, we have an aggregate of 500,000 warrants issued and outstanding exercisable at $1.00 per share expiring on February 28, 2015 and an aggregate of 125,000 common share purchase warrants exercisable at $1.50 per share expiring on the earlier of twelve months from the date of issuance or six months from the effective date of registration of the warrants under a registration statement.

RECENT SALES OF UNREGISTERED SECURITIES

     As of the date of this Annual Report, and during fiscal year ended December 31, 2005, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Harry A Moore Trust Agreement

     On December 12, 2005, our Board of Directors authorized and approved the execution of the Moore Trust Agreement with the Moore Trust. Pursuant to the terms and provisions of the Moore Trust Agreement, we acquired an undivided 100% legal, beneficial and registerable interest in and to certain assets consisting of certain drill and assay data regarding prospective tracts located in Goliad, Waller, Duval and McMullen Counties in the State of Texas. Pursuant to further terms and provisions of the Moore Trust Agreement, we paid to the Moore Trust certain payments aggregating $150,000.00 and issued an aggregate of 50,000 pre-forward stock split shares of our restricted common stock (75,000 post-forward stock split shares).

Management and Consulting Services

     On December 16, 2005, our Board of Directors authorized and approved the issuance of an aggregate of 1,300,000 pre-forward stock split shares of restricted common stock as follows (1,950,000 post-forward stock split shares):
(i) 500,000 pre-forward stock split shares (750,000 post-forward stock split shares) to Amir Adnani, one of our directors and our President and Chief Executive Officer, as compensation for management and consulting services provided to us; (ii) 500,000 pre-forward stock split shares (750,000 post-forward stock split shares) to Randall Reneau, one of our directors and our Chief Exploration Officer, as compensation for management and consulting services provided to us; and (iii) 300,000 pre-forward stock split shares (450,000 post-forward stock split shares) to an unaffiliated third party for consulting services provided to us.

Eurotrade Management Group Ltd.

     On February 1, 2006, our Board of Directors, pursuant to unanimous written consent, authorized and approved the execution of the Consulting Services Agreement with Eurotrade Management Group Ltd. ("Eurotrade"). Pursuant to the terms and provisions of the Consulting Services Agreement, we agreed: (i) to retain Eurotrade as a consultant for a one-year period effective February 1, 2006 (the "Effective Date"); (ii) within ten calendar days from the Effective Date, to issue to Eurotrade an aggregate 515,000 pre-forward stock split shares of our restricted common stock (772,500 post-forward stock split shares); and

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

(iii) to reimburse Eurotrade for all pre-approved, direct and reasonable expenses actually and properly incurred by Eurotrade for our benefit in connection with its performance of consulting services.

     On February 1, 2006, our Board of Directors subsequently authorized and approved the issuance to Eurotrade of an aggregate 515,000 pre-forward stock split shares (772,500 post-forward stock split shares) of our restricted common stock at $0.50 per share in accordance with the terms and provisions of the Consulting Services Agreement.

Drilling Database Information Agreement

     On January 15, 2006, we issued an aggregate of 18,750 pre-forward stock split shares of our restricted common stock (28,125 post-forward stock split shares) in accordance with the terms and provisions of a drilling database information agreement (the "Drilling Database Agreement").

Private Placement Offering of Shares of Common Stock

     During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act. Pursuant to the terms of the private placement, we issued 905,000 pre-forward stock split shares of our restricted common stock at a subscription price of $0.50 per share for aggregate gross proceeds of $452,500. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of the Company. We issued shares of restricted common stock to investors who were either deemed an accredited investor as that term is defined under Regulation D or sophisticated. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. 750,000 pre-forward stock split shares were registered on the Company's registration statement on Form SB-2. 155,000 pre-forward stock split shares have piggy back registration rights to be registered on subsequent offerings.

Units

     On March 10, 2006, we issued an aggregate of 250,000 units to a shareholder/consultant for aggregate consideration of $250,000. The 250,000 units are comprised of 250,000 shares of restricted common stock and 125,000 common share purchase warrants (the "Units"). The warrants underlying the Units are exercisable at $1.50 per share for a term which is the earlier of twelve months from the date of issuance or six months from the effective date of a registration statement. The shares carry piggy back registration rights.

Exercise of Stock Options

     On February 14, 2006 and March 1, 2006, we issued an aggregate of 1,200,000 and 300,000 shares of our common stock, respectively, in accordance with the exercise of 1,500,000 Stock Options for aggregate proceeds of $500,000. The shares were registered under the S-8 Registration Statement.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Shares Eligible for Future Sale

     During fiscal year ended December 31, 2005, we filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Registration Statement"). The Securities and Exchange Commission declared the Registration Statement effective on December 5, 2005, pursuant to which certain purchasers of shares, other than affiliates, may resell their shares of common stock aggregating 2,435,722 pre-forward stock split shares immediately. Upon completion of the Registration Statement, we had 12,135,722 pre forward stock split shares of common stock issued and outstanding. A current shareholder who is an "affiliate" of us, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us, will be required to comply with the resale limitations of Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about us. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (May 16, 2003) to year ended December 31, 2005, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

       ---------------------------------------- ------------------------------
                                                 For the Period from Inception
                                                 (May 16, 2003) to
                                                 December 31, 2005
        ---------------------------------------- ------------------------------
        Revenues                                 $0
        ---------------------------------------- ------------------------------
        Net Loss                                 $2,151,461
        ---------------------------------------- ------------------------------
                                                 For the Year Ended
                                                 December 31, 2005 (audited)
        ---------------------------------------- ------------------------------
        Exploration Costs, net of recoveries     $975,514
        ---------------------------------------- ------------------------------
        General and administrative                136,739
        ---------------------------------------- ------------------------------
        Management fees                           128,860
        ---------------------------------------- ------------------------------
        Professional fees                          73,684
        ---------------------------------------- ------------------------------
        Stock Based Compensation                  684,008
        ---------------------------------------- ------------------------------


        ---------------------------------------- ------------------------------
        Net Loss for the Year                    $(1,998,805)
        ---------------------------------------- ------------------------------
                                                 As of December 31, 2005
                                                 (audited)
        ---------------------------------------- ------------------------------
        Working Capital                          $(215,828)
        ---------------------------------------- ------------------------------
        Total Assets                               107,828
        ---------------------------------------- ------------------------------
        Total Number of Shares of Common
        Stock Outstanding                        20,461,083
        ---------------------------------------- ------------------------------
        Deficit                                  ($2,151,461)
        ---------------------------------------- ------------------------------
        Total Stockholders Equity                ($215,828)
        ---------------------------------------- ------------------------------




MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operation

     For Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

     Our net losses during fiscal year ended December 31, 2005 were approximately ($1,998,805) compared to a net loss of ($128,170) for fiscal year ended December 31, 2004 (an increase of $1,870,635). During fiscal years ended December 31, 2005 and 2004, we did not generate any revenue from operations.

     During fiscal year ended December 31, 2005, we incurred expenses of approximately $1,998,805 compared to expenses of $128,170 during fiscal year ended December 31, 2004. These operating expenses consisted of: (i)$975,514 (2004: $57,112) in exploration costs, net of recoveries; (ii) $136,739 (2004:
$12,009) as general and administrative expenses; (iii) $128,860 (2004: $31,943) in management fees; (iv) $73,684 (2004: 27,106) in professional fees; and (v) $684,008 (2004" $-0-) in stock-based compensation relating to the valuation of Stock Options granted to our officers, directors and consultants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

     Operating expenses incurred during fiscal year ended December 31, 2005 increased primarily due to the increase in exploration costs associated with the increased acquisition and development of our uranium properties. General and administrative expenses increased during fiscal year ended December 31, 2005 increased primarily relating to corporate marketing. Stock based compensation increased due to the recording of the non-cash expense of $684,008 in connection with the grant of the Stock Options.

     On December 1, 2005, we entered into a financial consulting agreement with IMT (the "Consulting Agreement"). The term of the Consulting Agreement is for twelve months, effective January 1, 2006. In accordance with the terms and provisions of the Consulting Agreement: (i) we will pay to IMT $10,000 monthly for services rendered by IMT; and (ii) we granted to IMT and/or its designates 1,300,000 Stock Options exercisable at $0.50 per share.

     Our net loss during fiscal year ended December 31, 2005 was ($1,998,805) or ($0.12) per share compared to a net loss of ($128,170) or ($0.08) per share for fiscal year ended December 31, 2004. The weighted average number of shares outstanding was 17,298,582 at December 31, 2005 compared to 1,605,894 at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As at fiscal year ended December 31, 2005, our current assets were $107,460 and our current liabilities were $323,288, resulting in a working capital deficit of $215,828. As at fiscal year ended December 31, 2005, current assets were comprised of: (i) $107,160 in cash; and (ii) $300 in other current assets. As at fiscal year ended December 31, 2005, current liabilities were comprised of: (i) $114,456 in accounts payable and accrued liabilities; and (ii) $208,832 due to related parties.

     As at fiscal year ended December 31, 2005, our total assets were $107,460 comprised of current assets. The decrease in assets during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily due to the decrease in cash and cash equivalents.

     As at fiscal year ended December 31, 2005, our total liabilities were $323,288 comprised of current liabilities. The increase in liabilities during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily due to the increase in amounts due to related parties.

     Stockholders' equity (deficit) decreased from $371,469 for December 31, 2004 to ($215,828) for December 31, 2005.

     We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2005, net cash flow used in operating activities was ($952,883), consisting primarily of a net loss of ($1,998,805). Net cash flows used in operating activities was adjusted by $684,008 to reconcile the non-cash expense of $684,008 for the grant of the Stock Options and by $275,000 to reconcile the non-cash compensation.

     During fiscal year ended December 31, 2005, net cash flow from financing activities was $653,773 pertaining primarily to $452,500 received from proceeds on the sale of our common stock and $201,273 received as advances from related parties.

     We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operation and Funding

     Existing working capital and further debt and equity financing are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

     The independent auditors' report accompanying our December 31, 2005 and December 31, 2004 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

     As of the date of this Annual Report, we do not have any material commitments for fiscal year ended December 31, 2005.

PURCHASE OF SIGNIFICANT EQUIPMENT

     We do not intend to purchase any significant equipment during the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Statement eliminates the ability to account for share-based compensation transactions under the intrinsic-value method utilizing APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions are accounted for using the fair-value method. This standard becomes effective for us for our first annual or interim period that begins after December 15, 2005. We will adopt SFAS 123R no later than the beginning of January 1, 2006. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the Company's financial position and results of operations.

     In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

     In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

     In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the
Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

ITEM 7. FINANCIAL STATEMENTS

                              URANIUM ENERGY CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2005




   Report of  Independent  Registered  Public  Accounting  Firm
   Dated March 27, 2006 ................................................... 34

   Balance  Sheets as at  December  31, 2005 and  December  31,
   2004 ................................................................... 35

   Statements of Operations  for Fiscal Year Ended December 31,
   2005 and for the Period  from May 16,  2003  (Inception)  to
   December 31, 2005 ...................................................... 36

   Statement  of  Stockholders'  Equity for the Period from May
   16, 2003 (Inception) to December 31, 2005 .............................. 37

   Statements  of Cash  Flows for the Year Ended  December  31,
   2005 and for the Period  from May 16,  2003  (Inception)  to
   December 31, 2005 ...................................................... 38

   Notes to Financial Statements ..................................... 39 - 51

                      DALE MATHESON
                CARR-HILTON LABONTE
___________________________________
              CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the  Stockholders  and Board of Uranium  Energy Corp.  (formerly  Carlin Gold
Inc.).

We have audited the balance sheets of Uranium Energy Corp. (formerly Carlin Gold Inc.), an exploration stage company, as at December 31, 2005 and 2004 and the statement of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 and for the period May 16, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended, and for the period May 16, 2003 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported significant losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               DALE MATHESON CARR-HILTON LABONTE
                                               ---------------------------------
                                                           CHARTERED ACCOUNTANTS


Vancouver, Canada
March 27, 2006

                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)

                                 BALANCE SHEETS

------------------------------------------------------------------------------------


                                                      December 31,    December 31,
                                                           2005            2004
------------------------------------------------------------------------------------

 CURRENT ASSETS
  Cash and cash equivalents                            $   107,160     $   406,270
  Other current assets                                         300           1,613
------------------------------------------------------------------------------------

                                                        $  107,460     $   407,883
====================================================================================




 CURRENT LIABILITIES
  Accounts payable and accrued liabilities             $   114,456      $   28,855
    Due to related parties (Note 8)                        208,832           7,559
------------------------------------------------------------------------------------

                                                           323,288          36,414
------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (Notes 1, 3 & 5)

 STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 5)
     Common stock $0.001 par value: 75,000,000
     shares authorized 20,461,083 shares
     issued and outstanding (2004 - 16,328,583)             20,461          10,886
  Additional paid-in capital                             2,565,172         513,239
  Deferred compensation (Note 5)                          (650,000)           --
    Deficit accumulated during the exploration stage    (2,151,461)       (152,656)
------------------------------------------------------------------------------------

                                                         (215,828)         371,469
------------------------------------------------------------------------------------

                                                        $  107,460     $   407,883
====================================================================================

   The accompanying notes are an integral part of these financial statements.

                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)

                            STATEMENTS OF OPERATIONS

                                                         For the Year         For the Year     For the Period from May
                                                            Ended                Ended         16, 2003 (inception) to
                                                      December 31, 2005    December 31, 2004      December 31, 2005
------------------------------------------------------------------------------------------------------------------------

 EXPENSES
  Exploration costs, net of recoveries                           975,514                57,112               1,033,680
  General and administrative                                     136,739                12,009                 150,272
  Management fees                                                128,860                31,943                 173,461
  Professional fees                                               73,684                27,106                 110,040
 Stock-based compensation (Note 6)                               684,008                     -                 684,008
------------------------------------------------------------------------------------------------------------------------

                                                               1,998,805               128,170               2,151,461
------------------------------------------------------------------------------------------------------------------------

 NET LOSS FOR THE YEAR                                        (1,998,805)         $   (128,170)         $   (2,151,461)
========================================================================================================================

 BASIC AND FULLY DILUTED NET LOSS       PER SHARE             $    (0.12)           $    (0.08)
================================================================================================

 WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                                17,298,582             1,605,894
================================================================================================

   The accompanying notes are an integral part of these financial statements.

                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FROM MAY 16, 2003 (inception) TO DECEMBER 31, 2005

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                  Additional                 During       Total
                                                                Common stock        Paid-in   Deferred     Exploration Stockholders'
                                                  Date       Shares      Amount     Capital  Compensation      Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 16, 2003                                           --   $      --   $      --    $      --    $      --    $      --
Net loss for the period                                         --          --          --           --        (24,486)     (24,486)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003                                     --          --          --           --        (24,486)     (24,486)
Shares issued for cash at
 $0.0013 per share                          Jul 27, 2004   1,575,000       1,050       1,050         --           --          2,100
Shares issued for cash at
 $0.20 per share                            Aug 23, 2004     235,173         157      46,881         --           --         47,038
Shares issued on Conversion of
 debenture at $0.20 per share (Note 4)      Aug 23, 2004      35,000          23       6,977         --           --          7,000
Shares issued on settlement of debts
     at $0.20 per share (Note 8)            Aug 23, 2004      79,647          53      15,876         --           --         15,929
Shares issued for cash at $0.0013
  per share  Oct 7, 2004 to
                                            Dec 7, 2004    9,975,000       6,650       6,650         --           --         13,300
Shares issued on Conversion of debenture
     at $0.0013 per share (Note 4)          Dec 7, 2004    2,250,000       1,500       1,500         --           --          3,000
Shares issued for cash at $0.20 per share   Dec 31, 2004   2,178,763       1,453     434,305         --           --        435,758
Net loss for the year                               --          --          --          --           --       (128,170)    (128,170)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004                               16,328,583      10,886     513,239         --       (152,656)     371,469
Shares issued for cash at $0.333 per share  Mar 31, 2005     435,000         290     144,710         --           --        145,000
Shares issued for cash at $0.333 per share  Apr 28, 2005     330,000         220     109,780         --           --        110,000
Shares issued for cash at $0.333 per share  May 18, 2005      60,000          40      19,960         --           --         20,000
Shares issued for cash at $0.333 per share  Sept 16,2005     300,000         200      99,800         --           --        100,000
Shares issued for property option
 agreement at $0.333 per share (Note 3)     Oct 11, 2005     750,000         500     249,500         --           --        250,000
Shares issued for cash at $0.333 per share  Nov 30, 2005     232,500         155      77,345         --           --         77,500
Shares issued for drill data at $0.333 per
 share (Note 5)                             Dec 12, 2005      75,000          50      24,950         --           --         25,000
Stock based compensation - management
 agreement bonus at $0.333 per share        Dec 16, 2005   1,950,000       1,300     648,700     (650,000)        --           --
Stock based compensation - options issued   Dec 20, 3005        --          --       684,008         --           --        684,008
Reclassification for stock split                    --          --         6,820      (6,820)        --           --           --
Net loss for the year                               --          --          --          --           --     (1,998,805)  (1,998,805)
                                            ------------ ----------- ----------- -----------  -----------  -----------  -----------
Balance - December 31, 2005                         --    20,461,083 $    20,461 $ 2,565,172  $  (650,000) $(2,151,461) $  (215,828)
====================================================================================================================================

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006. (refer to Note 5)

   The accompanying notes are an integral part of these financial statements.

                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                        For the Period
                                                                                              from
                                                               For the Year For the Year  May 16, 2003
                                                                   Ended        Ended    (inception) to
                                                               December 31,  December 31, December 31,
                                                                    2005         2004         2005
------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the year                                          $(1,998,805) $  (128,170) $(2,151,461)
Adjustments to reconcile net loss to net cash
   from operating activities:
   Stock based compensation                                         684,008         --        684,008
   Non-cash property and drill data costs                           275,000         --        275,000
     Non-cash exploration expenses                                     --           --         10,000
   Non-cash exploration recoveries                                     --           --        (20,000)
   Other current assets                                               1,313       (1,581)        (300)
 Accounts payable and accrued liabilities                            85,601       28,855      114,456
------------------------------------------------------------------------------------------------------

 NET CASH FLOWS USED IN
     OPERATING ACTIVITIES                                          (952,883)    (100,896)  (1,088,297)
------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM
     FINANCING ACTIVITIES
  Issuance of shares for cash                                       452,500      498,196      950,696
  Convertible debenture proceeds                                       --           --         20,000
  Advances from related parties                                     201,273        8,624      224,761
------------------------------------------------------------------------------------------------------

 NET CASH FLOWS FROM
     FINANCING ACTIVITIES                                           653,773      506,820    1,195,457
------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (299,110)     405,924      107,160

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                               406,270          346         --
------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS, END OF YEAR                         $   107,160  $   406,270  $   107,160
======================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:

    Cash in bank                                                $   107,160  $   276,104  $   107,160
    Short term investments                                             --        130,166         --
------------------------------------------------------------------------------------------------------

                                                                $   107,160  $   406,270  $   107,160
======================================================================================================

 SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                 $      --    $      --    $      --
======================================================================================================

  Taxes paid                                                    $      --    $      --    $      --
======================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)

   The accompanying notes are an integral part of these financial statements.

________________________________________________________________________________

                              URANIUM ENERGY CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                          Notes to Financial Statements
                                December 31, 2005
________________________________________________________________________________


NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada as Carlin Gold, Inc. The Company is an exploration stage company that was originally organized to explore and develop precious metals in the United States.

During 2004, the Company changed its business direction from the exploration of precious metals to the exclusive focus on the exploration and development of uranium deposits in the United States and internationally. Due to the change in the Company's core business direction, the Company disposed of its 18 mineral property claims in the State of Nevada. In addition, the Company commenced reorganization, including a reverse stock split by the issuance of 1 new share for each 2 outstanding shares of the Company's common stock and the raising of further capital for its new operating directives (refer to Notes 3 and 9). On January 24, 2005, the Company approved a special resolution to change the name of the Company from Carlin Gold, Inc. to Uranium Energy Corp. Subsequent to the year end, on February 28, 2006; the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding shares of the Company's common stock.

Since November 1, 2004, the Company has acquired mineral leases, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Texas, Colorado, and Utah. To December 31, 2005, interests in approximately 8,292 net acres of mineral properties have been staked or leased by the Company.

Going Concern
The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at December 31, 2005, the Company has a working capital deficiency of $215,828 and an accumulated deficit of $2,151,461 (December 31, 2004 - $152,656). The Company is in the exploration stage of its mineral property development and to date has not yet established any known mineral reserves on any of its existing properties. The ability of the Company to continue as a going concern is dependent on raising capital to fund its planned mineral exploration work and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its initial operations by way of private placements and advances from related parties as may be required. To date, the Company has completed private placements for total proceeds of $950,696 from the issuance of shares of the Company's common stock.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

Organization
The Company was incorporated on May 16, 2003 in the State of Nevada. The Company's fiscal year end is December 31.

Basis of Presentation
These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of shares of common stock and convertible debentures.

Mineral Property Costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the
Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To December 31, 2005 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

Financial Instruments
The fair values of cash and cash equivalents, other current assets, accounts payable and accrued liabilities, convertible debentures and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

________________________________________________________________________________

Management has determined that the Company is exposed to significant credit risk.

Loss per Common Share
Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.


Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2005, December 31, 2004 and 2003 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.


The Company has elected to continue to account for stock options granted to employees and officers in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the

________________________________________________________________________________

estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The following table illustrates the pro forma effect on net loss and net loss per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:


                                                       Year ended          Year ended
                                                    December 31, 2005  December 31, 2004
                                                    --------------------------------------
Net loss for the year                 As reported    $   (1,998,805)     $    (128,170)
SFAS 123 compensation expense         Pro-forma            (458,084)                 -
                                                    --------------------------------------
Net loss for the year                 Pro-forma      $   (2,456,889)      $   (128,170)
                                                    ======================================

Pro-forma basic net loss per share    Pro-forma       $      (0.14)       $      (0.08)
                                                    ======================================
Pro-forma diluted net loss per share  Pro-forma       $      (0.14)       $      (0.08)
                                                    ======================================

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period that begins after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of January 1, 2006. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the Company's financial position and results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in

________________________________________________________________________________

depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.


NOTE 3:  MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

Precious Metals Exploration
During 2003, the Company acquired 50 mineral claims in Elko County, Nevada, for consideration of $10,000 which was paid by a shareholder on behalf of the Company and formed part of the consideration received by the Company in connection with the Convertible Debenture (refer to Note 4). In connection with this acquisition, the Company granted a gold and silver production royalty to this shareholder in the amount of $36,000 for the first three years of production, $50,000 for subsequent years of production, plus a 4% net smelter royalty. No amount was recorded in connection with the granting of these royalties as the fair value was not readily determinable nor considered material given the preliminary exploration stage of the property. These mineral claims were acquired for the purpose of exploring for mineable reserves of precious metals. A total of $5,006 was spent on initial exploration in 2004 ($10,354 in
2003) on these claims. The results of preliminary exploration were unfavorable and accordingly during 2003, 32 of the mineral claims were sold to the aforementioned shareholder in settlement of $20,000 of the Convertible Debenture (refer to Note 4). The $20,000 settlement was recorded as reduction of exploration expenses in 2003. During 2004, management determined that its 18 remaining mineral claims had nominal value, and a decision was made to abandon or dispose of the remaining 18 mineral claims commensurate with the reorganization initiatives pursued by the Company. During July, 2005, the Company disposed of these remaining mineral claims to the same shareholder for no further consideration and accordingly no gain or loss on disposal has been recorded.

Uranium Exploration
During 2004, the Company changed its focus from precious metals exploration in the state of Nevada to the exploration for economic reserves of uranium throughout the United States and internationally. The Company changed its name from Carlin Gold, Inc. to Uranium Energy Corp. on January 24, 2005.

________________________________________________________________________________

Since November 1, 2004, and further to the reorganization of the Company's business direction, the Company has been acquiring mineral leases for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, Utah, Wyoming, and Texas. As of December 31, 2005, five claim blocks in Arizona comprising 1,540 acres of mineral properties have been staked or leased by the Company. A total of $11,649 was expended in the year ended December 31, 2004 to acquire these mineral claims.

On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the "Option") granting the Company the option to acquire certain uranium leases in the State of Texas for total consideration of $200,000 and 2,000,000 common shares at a deemed value of $0.50 per share. In consideration for the Option and its partial exercise over the option term, the Company made a cash payment of $50,000 and issued 500,000 shares of restricted common stock (750,000 post-split). Subsequent to year end, the Company paid a further cash payment of $150,000 on February 1, 2006. The Option, if fully exercised will require the further issuance of 1,500,000 shares of restricted common stock in 500,000 share installments due six, twelve, and eighteen months from the effective date of the Option. Title to the properties to be acquired will transfer upon payment of all remaining shares of stock required under the Option, the timing of which may be accelerated at the Company's discretion. During the Option term, the Company has the right as operator to conduct or otherwise direct all exploration on the properties to be acquired under the Option.

During 2005, the Company acquired lease interests in twenty-one further uranium exploration mineral properties totaling 7,413 gross acres in the States of Arizona, Colorado, Texas, Wyoming, and Utah, for five years with an option to renew for five years, for aggregate costs of $174,476. To date, a total of 8,953 gross acres (8,804 net mineral acres) of mineral properties have been staked or leased by the Company in the states of Arizona, Colorado, Wyoming, Texas and Utah for the purposes of uranium exploration. Leased properties are subject to 5.0% to 8.25% net royalty interests.

The Company's work plan calls for the acquisition of further uranium exploration properties in Texas, Arizona, Utah, Colorado, and Wyoming. The Company has developed detailed exploration programs for each claim block area of interest based on historical data derived from past uranium exploration by other companies, with a mandate to prove or disprove the existence of uranium resources.


NOTE 4:  CONVERTIBLE DEBENTURE
________________________________________________________________________________

On October 22, 2003, a shareholder of the Company ("Lender"), was issued a convertible debenture for $30,000 owing by the Company in connection with the acquisition of precious metals exploration properties in Elko County, Nevada (refer to Note 3) and other amounts advanced to the Company. The principal amount was due and payable on June 1, 2004. The debenture bore interest at the rate of 3% per annum and was secured by 50 mineral property claims located in the State of Nevada, then deeded to the Company.

The Lender had the right to convert all or any portion of the indebtedness at any time after April 1, 2004 into common stock of the Company at a price of $0.066 per common share. The borrower had the option to adjust the conversion price commensurate with any material change in the value or prospects of the Company, including but not limited to, merger, acquisition, disposition of assets, reclassification of conversion securities, or dilution.

________________________________________________________________________________

On December 12, 2003, the terms of the convertible debenture were modified by an Amended And Restated Convertible Debenture after the Lender, on December 9, 2003, purchased 32 of the 50 mineral claims previously acquired by the Company for a $20,000 reduction in the original debenture which was recorded as a reduction in exploration expenses in 2003 (refer to Note 3). The Amended and Restated Convertible Debenture was in the principal amount of $10,000 and carried similar terms to the original convertible debenture.

On August 23, 2004, the parties to the Amended And Restated Convertible Debenture agreed to extend the debenture's term from June 1, 2004 to December 31, 2004, and waive interest accruing under the terms of the revised debenture upon conversion. The parties also agreed to modify the terms of conversion according to the prevailing private placement rate of $0.20 per share for 70% of the debenture's stated amount and $0.0013 per share for 30% of the debenture's stated amount. The Lender then elected to convert $7,000 of the principal amount outstanding resulting in the issuance of 35,000 shares of the Company's common stock.

On December 7, 2004, the Lender elected to convert the remaining amount outstanding under the Amended and Restated Convertible Debenture in the amount of $3,000, which was converted at the rate of $0.0013 per share resulting in the issuance of 2,250,000 shares of the Company's common stock.

There was no intrinsic value to the original conversion feature of this convertible debenture and accordingly, no beneficial conversion feature value was recorded.

Further, at the time of the modification of the terms of the Convertible Debenture, the Company had no material assets, was commencing a reorganization of which the modification was a component and there was no market for trading in shares of the Company's common stock. As a result, management determined that any fair value resulting from the modification of the terms of the convertible debenture was not material. Accordingly no amount was recorded in connection with the modification of the terms of the convertible debenture.


NOTE 5:  CAPITAL STOCK
________________________________________________________________________________

The Company's capitalization at December 31, 2005 was 75,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effected on February 1, 2006.

On January 24, 2005, a majority of shareholders and the directors of the Company approved a special resolution to undertake a reverse stock split of the common stock of the Company on a 1 new share for 2 old shares basis. The par value and the number of authorized but un-issued shares of the Company's common stock was not changed as a result of the reverse stock split. Subsequent to year end on February 14, 2006, the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 1.5 new shares for 1 old share basis. The stock split became effective at the close of business on February 28, 2006.

________________________________________________________________________________

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 1:2 reverse stock split and the 1.5:1 forward stock split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

Effective July 27, 2004 the Company issued 1,575,000 shares of common stock to the original founders of the Company at a price of $0.0013 per share for total proceeds of $2,100 and effective August 23, 2004, the Company issued 349,820 shares of common stock at $0.20 per share for total proceeds of $69,967 in connection with the Company's original precious metal exploration program of which 79,647 shares were issued on settlement of amounts owing to related parties in the aggregate amount of $15,929, and 35,000 shares were issued on the conversion of debentures in the aggregate amount of $7,000 as described in Note 4.

On December 7, 2004, the Company issued 12,225,000 shares of common stock to the Company's new management team, consultants, and stakeholders in connection with the reorganization and change of business direction of the Company as described in Note 1 at a price of $0.0013 per share for total proceeds of $16,300 of which 2,250,000 shares were issued on the conversion of debentures in the aggregate amount of $3,000 as described in Note 4.

On December 31, 2004, the Company issued 2,178,764 shares of common stock in connection with private placements of common stock at a price of $0.20 per share for total proceeds of $435,758 to fund the Company's intended uranium exploration program.

On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the "Option") granting the Company the option to acquire certain uranium leases in the State of Texas. In consideration for the Option, the Company made cash payment of $50,000 and issued 750,000 shares of restricted common stock at a value of $0.333 per share for a total value of $250,000 which was recorded with mineral property costs. Subsequent to year end, the Company paid a further cash payment of $150,000 on February 1, 2006 under the terms of the Option. The Option, if fully exercised will require the further issuance of an additional 1,500,000 shares of restricted common stock in 500,000 share installments due six, twelve, and eighteen months from the effective date of the Option. (refer to Note 3)

On December 12, 2005, the Company entered into an Agreement to acquire drill data from a third party in consideration for a cash payment of $5,000 and issued 75,000 shares of restricted common stock at a price of $0.333 per share for a total value of $25,000 which was included with mineral property costs.

On December 16, 2005 the Company issued 1,950,000 shares of restricted common stock at a price of $0.333 per share for a value of $650,000 to three members of management as per their management agreement with the Company which is for a one year term commencing January 1, 2006. Accordingly this cost has been recorded as deferred compensation in the statement of stockholders' equity as of December 31, 2005 and will be expensed in 2006.

During the year ended December 31, 2005, the Company issued 1,357,000 shares of common stock in connection with private placements of common stock at a price of $0.333 per share for total proceeds of $452,500.

NOTE 6:  STOCK OPTION PLAN
________________________________________________________________________________

On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,250,000 shares at $0.333 per share. The majority of shareholders of the Company ratified and approved the Stock Option Plan effective February 1, 2006.

On December 20, 2005 2,970,000 stock options were granted to consultants at $0.333 per share. The term of these options is ten years. The fair value of these options at the date of grant of $684,008 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.47%, a dividend yield of 0%, and an expected volatility of 55.21% and has been recorded as a consulting expense in the period.

On December 20, 2005, 1,755,000 stock options were granted at $0.333 per share to various officers and directors of the Company. The term of these options is ten years. The fair value of these options at the date of grant of $458,084 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.47%, a dividend yield of 0%, and an expected volatility of 55.21%, and in accordance with the provisions of SFAS 148, has been disclosed on a pro-forma basis in Note 2.

As of December 31, 2005, 4,725,000 options under the Company's current SOP had been granted. No options had been exercised at year end.

A summary of the Company's stock options as of December 31, 2005 and 2004, and changes during the years ended is presented below:


                                         -------------------------------------------------------------------
                                                                  Weighted average        Weighted average
                                                Number of          exercise price      remaining contractual
                                               options               per share            life (in years)
                                         -------------------------------------------------------------------
Outstanding at December 31, 2003                           -             -                       -
Exercised                                                  -             -                       -
Granted                                                    -             -                       -
                                         -------------------------------------------------------------------
Outstanding at December 31, 2004                           -             -                       -
Granted                                            4,725,000             -                       -
Cancelled,                                                 -             -                       -
Exercised                                                  -             -                       -
                                         -------------------------------------------------------------------
Outstanding at December 31, 2005                   4,725,000           0.333                    9.98
                                         ===================================================================

NOTE 7:  INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2005, the Company had net operating loss carry forwards of approximately $1,465,000 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows

                                                  Year ended        Year ended
                                                 December 31,       December 31,
                                                      2005             2004
--------------------------------------------------------------------------------

Federal income tax provision at statutory rate       (35.0)%           (35.0)%
States income tax provision at statutory rates,
 net of federal income tax effect                     (7.0)             (7.0)
--------------------------------------------------------------------------------

Total income tax provision                           (42.0)%           (4.0)%
================================================================================

The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                                2005       2004
                                           --------------------

Loss carry forwards                        $ 615,000  $  62,000
Valuation allowance                         (615,000)   (62,000)
                                           --------------------
                                           $     --   $     --
                                           ====================

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

NOTE 8:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the year ended December 31, 2005, the Company had transactions with certain officers and directors of the Company as follows: the Company incurred $168,154 in management fees, $118,154 was paid against outstanding management fees, and $150,000 was advanced to the Company from a shareholder of the Company. Also during the year ended December 31, 2005 a certain officer incurred expenses on behalf of the Company totaling $8,832. As at December 31, 2005, $208,832 is owing to these related parties in fees and expenses.

During the year ended December 31, 2004, the Company had transactions with certain officers and directors of the Company as follows: management fees incurred - $31,943; geological services incurred - $12,506; expenses paid on behalf of the Company - $9,110; cash advances to the Company - $2,128; settlement of amounts owing by the issuance of shares of common stock at $0.30 per share - $15,929; and amounts paid out by the Company - $46,136. As at December 31, 2004, $8,486 was owing to these related parties of which $927 has been included in accounts payable.

Amounts owing to related parties are unsecured, non-interest bearing and without specific terms of repayment.

Other related party transactions are disclosed in notes 3, 4 and 5.


NOTE 9 - COMMITMENTS
________________________________________________________________________________

On December 1, 2005 the Company entered into a Financial Consulting Services Agreement with International Market Trend, AG. The term of the Agreement is for twelve months, effective January 1, 2006. In consideration for IMT entering into this Agreement, the Company agrees to deliver to IMT or its nominees 1,300,000 in stock options of the Company's common stock at a price of $0.50 per share. In addition, IMT will receive $10,000 per month. (see also Note 11)


NOTE 10 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
________________________________________________________________________________

On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the "Option") granting the Company the option to acquire certain uranium leases in the State of Texas. In consideration for the Option, the Company made a cash payment of $50,000 and issued 750,000 shares of restricted common stock at a value of $0.333 per share for a total value of $250,000 which was recorded with mineral property costs. (refer to Notes 3 & 5)

On December 12, 2005, the Company entered into an Agreement to acquire drill data in consideration for a cash payment of $5,000 and issued 75,000 shares of restricted common stock at a price of $0.333 per share for a total value of $25,000 which was included with mineral property costs. (refer to Notes 3 & 5)

NOTE 11: SUBSEQUENT EVENTS
________________________________________________________________________________

(a) The Company has completed a prospectus and registration statement with the Securities and Exchange Commission in the United States that covers the resale by certain selling shareholders of 3,653,583 shares of common stock which were issued from August 23, 2004 through September 16, 2005 in connection with private placements. As a result, the Company is fully reporting under the Securities and Exchange Act of 1934 as amended.

(b) On January 15, 2006 the Company issued 18,750 restricted common shares in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 12,500 restricted common shares for three further quarters following the effective date of the agreement.

(c) Effective February 1, 2006, the Company granted 285,000 common share options in the capital of the Company exercisable over a 10 year term from the date of issue at $0.333 per share to two individuals who are either employees or officers of the Company.

(d) On February 1, 2006, the Company issued 772,500 restricted common shares to a consultant in connection with a corporate finance consulting services agreement of the same date. The consultant will provide among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company's various business interests over a one year initial term.

(e) On February 14, 2006, the Company issued 1,200,000 registered common shares in connection with the exercise of share options by consultants to the Company for $400,000.

(f) Effective February 15, 2006 the Company executed an employment agreement with its Chief Operating Officer and committed to pay him a monthly fee of $10,000 and to grant him 375,000 stock options exercisable over a ten year term at $0.333 per share.

(g) Effective  February 28, 2006 the Company effected a forward stock split on a
1.5 new share for each old share basis whereby 7,484,116 common shares were issued pro-rata to shareholders of the Company as of the record date on February 28, 2006.

(h) On March 1, 2006, the Company entered into a corporate relations consulting services agreement with a shareholder of the Company for a six month initial term. The agreement requires the Company to pay $5,000 per month during the initial term and issue 500,000 warrants exercisable at $1.00 per share for a ten year term. The shares underlying the warrants have piggy back registration rights.

(i) On March 2, 2006, the Company issued 300,000 registered common shares in connection with the exercise of share options by consultants to the Company for $100,000.

(j) On March 10, 2006, the Company received a subscription for 250,000 units from a shareholder and consultant to the Company for $250,000. The 250,000 units were comprised of 250,000 restricted common shares and 125,000 common share purchase warrants in the capital of the Company with piggyback registration rights for all securities underlying the units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of (i) 12 months from the date of issuance or (ii) six months from the effective date of registration.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our principal independent accountant from September 27, 2004 to current date is Dale Matheson Carr-Hilton Labonte, Chartered Accountants, 1300-1140 West Pender Street, Vancouver, British Columbia V6E 4G1.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including Amir Adnani, our Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Adnani and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee Report

     Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. Bruce Horton and Mr. Alan Lindsay. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act; two of three of the audit committee members are financial experts. The audit committee was organized in September, 2004 and operates under a written charter adopted by the Board of Directors.

     The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2005. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

     Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

     Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

     Our directors and executive officers, their ages, positions held are as follows:



                        NAME               AGE   POSITION WITH THE COMPANY
                        ------------------ ---   ------------------------
                        Amir Adnani         28   President/Chief Executive
                                                 Officer and Director

                        Randall Reneau      57   Chief Exploration Officer,
                                                 and Director

                        Johnathan Lindsay   29   Secretary

                        Harry Anthony       58   Chief Operating Officer
                                                 and Director

                        D. Bruce Horton     61   Chief Financial Officer
                                                 and Director

                        Steve Jewett        67   Director

                        Alan Lindsay        55   Director

Business Experience

     The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

     Amir  Adnani.  Mr.  Amir  Adnani  has been  our  Chief  Executive  Officer,
President and Director since January 24, 2005. Mr. Adnani is an entrepreneur with an extensive background in business development and marketing. He founded and has been, for the last five years, president of Blender Media Inc., a Vancouver based company that provides strategic marketing and financial communications services to public companies and investors in mineral exploration, mining, and energy sectors. He has many contacts throughout the minerals exploration and financial communities. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia.

     Randall Reneau. Mr. Randall Reneau has been our Chief Exploration Officer since January 24, 2005. Mr. Reneau is registered as a Certified Professional Geologist with over 30 years of experience in mineral exploration and project management in the United States, Mexico, Brazil and West Africa. Mr. Reneau has significant experience exploring for uranium in the United States, specifically in Texas, Arizona, New Mexico and Wyoming, the states known to hold the largest uranium reserves. He extensively explored these states while employed in a

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

senior position for Conoco Uranium, a subsidiary of Conoco Ltd., and Wold Nuclear, a privately-held company. For the past 10 years, he has been an independent contractor, performing geology services for mining and exploration companies internationally. He obtained his M.S. in Environmental Engineering from Kennedy-Western University, Boise, Idaho, and a B.A. in Geology from Central Washington University.

     Johnathan Lindsay. Mr. Johnathan Lindsay has our Secretary since our inception, where he was responsible for organizing initial financing for the Company. In 1997, Mr. Lindsay worked with the Investor Relations Group and for National Media, two North American public sector marketing firms. While there, he developed relationships with key personnel in the resource and finance sectors. Following his position with National Media, he studied marketing from 1998-99 at the British Columbia Institute of Technology. From 1999 to 2004, Mr. Lindsay was employed by Alan Lindsay and Associates as VP Marketing and Corporate Secretary. Since 2004, Mr. Lindsay is currently the president of Ocean Tower Productions, a privately-held film production company. Ocean Tower currently has films in various stages of production.

     Harry Anthony. Mr. Harry Anthony has been our Chief Operating Officer and a Director since February 2005. Mr. Anthony has over thirty years of experience in the uranium mining industry. From approximately 1997 to present, Mr. Anthony has been a consultant through Anthony Engineering Services for several major uranium companies and international agencies, which duties generally include project evaluation, operations "trouble shooter" and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a senior vice president of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the vice-president of engineering/engineering manager of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994. He is the author of several publications and the recipient of the awards "Distinguished Member of the South Texas Mineral Section of AIME -1987" and "1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce". Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University.

     D. Bruce Horton. Mr. Bruce Horton has been our Chief Financial Officer since February 2005 and a Director and member of our Audit Committee since January 24, 2005. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer until 1997.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

     Steve Jewett. Mr. Steve Jewett has been a Director and member of our Audit Committee since January 24, 2005. Since 1978, Mr. Jewett has been the owner of Stephen Jewett - Chartered Accountants. During his career, Mr. Jewett was auditor of several public companies. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is the audit committee's financial expert.

     Alan Lindsay. Mr. Alan Lindsay has been a director since May 16, 2003. Mr. Lindsay has extensive experience and expertise in the mining and biomedical fields. From 2000 to the present, he has been the chairman, president and chief executive officer of MIV Therapeutics Inc., a publicly-listed biomedical company focused on biocompatible coating technology for stents and medical devices, and was also a co-founder of GeneMax Pharmaceuticals, a biotech company with a novel cancer treatment technology discovered at the University of British Columbia. Mr. Lindsay was the founder of AZCO Mining Inc. and served as Chairman, President and CEO of AZCO from 1992 to 2000. During his term, AZCO obtained listings on both the Toronto and American Stock Exchanges. AZCO developed the Sanchez copper deposit and Piedras Verdes copper deposits with a combined SX-EW oxide copper resource of 3.25 billion pounds of copper. Mr. Lindsay negotiated a business transaction with Phelps Dodge Corporation that led to the sale of the Sanchez deposit for $55 million and a joint venture on the Piedras Verdes deposit.

     Messrs. Adnani, A. Lindsay, J. Lindsay, Reneau, Golden West Investments, and the Isaiah Capital Trust may be deemed to be organizers of the Company based upon their activities in founding and organizing our business of the Company.

FAMILY RELATIONSHIPS

     Our Secretary, Johnathan Lindsay, is the son of Alan Lindsay, one of our directors; otherwise, there are no other family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

     During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

     As of the date of this Annual Report, Messrs. Jewett, Horton and A. Lindsay have been appointed as members to our audit committee. Two of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and two of the three members are in addition financial experts. The audit committee operates under a written charter adopted by the Board of Directors on September 27, 2004.

     The audit committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

     During fiscal years ended December 31, 2005 and 2004, none of our directors were compensated for their roles as directors. Our directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. Certain officers are paid for services provided to us as indicated below. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Mr. Amir Adnani, our President and Chief Executive Officer, has accrued compensation in the amount of $4,000 during fiscal year ended December 31, 2004 and $56,000 during fiscal year ended December 31, 2005. Mr. Johnathan Lindsay, our Secretary, has accrued compensation in the amount of $25,171 for fiscal year ended December 31, 2004 and $32,316 during fiscal year ended December 31, 2005. We do not have formal employment agreements with Mr. Adnani nor Mr. Lindsay. Executive compensation is subject to change concurrent with our compensation policy.

Contractual Relationship with Randall Reneau

     From June 30, 2004, and as formalized in a letter agreement dated December 1, 2004 between us and Randall Reneau (the "Reneau Services Agreement"), Mr. Reneau has performed geological consulting services for us in exchange for $350 per diem plus expenses. During fiscal year ended December 31, 2004, Mr. Reneau invoiced us, and has been compensated, in the amount of $12,506. During fiscal year ended December 31, 2005, Mr. Reneau invoiced us, and has been compensated, in the amount of $72,838.

Contractual Relationship with Harry Anthony

     On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement dated February 15, 2006 between us and Harry Anthony (the "Anthony Employment Agreement").

     Pursuant to the terms and provisions of the Anthony  Employment  Agreement:
(i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000.00; (iii) we granted an aggregate of 250,000 pre forward stock split Stock Options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Employment Agreement may be terminated without cause by either us or Mr. Anthony by providing prior written notice of the intention to terminate at least 120 days prior to the effective date of such termination.

SUMMARY COMPENSATION TABLE

     None of our executive officers received an annual salary and bonus that exceeded $100,000 during the fiscal years ended December 31, 2005 and 2004. The following table sets forth the compensation received by our officers and directors fiscal years ended December 31, 2005 and 2004.



                                      ANNUAL COMPENSATION          LONG TERM
                                                                  COMPENSATION

NAME AND                  FISCAL        SALARY      OTHER          SECURITIES
PRINCIPAL POSITION          YEAR                                   UNDERLYING
                                                                     OPTIONS

Amir Adnani                 2005        $          56,000
President and  Chief        2004        $  -0-      4,000             202,500
Executive Officer

Randall Reneau              2005        $  -0-     79,838
Chief Exploration           2004        $  -0-     12,506             202,500
Officer

Johnathan Lindsay           2005        $  -0-     32,316
Secretary                   2004        $  -0-     25,171             300,000

COMPENSATION OF DIRECTORS

     Generally, our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005 (Amounts and exercise prices shown in pre forward stock split amounts)

--------------------------------------------------------------------------------
OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------- --------------------- ----------------- ---------  -----------
Name              Number of Securities  Percent of Total   Exercise    Date of
                    Underlying Options  Options Granted    Price     Expiration
----------------- --------------------- ----------------- ---------  -----------
Amir Adnani                    135,000                       $0.50     12/20/15

----------------- --------------------- ----------------- ---------  -----------
Randall Reneau                 135,000                       $0.50     12/20/15

----------------- --------------------- ----------------- ---------  -----------
Alan Lindsay                   400,000                       $0.50     12/20/15
----------------- --------------------- ----------------- ---------  -----------
John Lindsay                   200,000                       $0.50     12/20/15
----------------- --------------------- ----------------- ---------  -----------
Bruce Horton                    50,000                       $0.50     12/20/15
Steve Jewett                    50,000                       $0.50     12/20/15
Grant Atkins                   200,000                       $0.50     12/20/15
Harry Anthony                  250,000                       $0.50     02/14/16

----------------- --------------------- ----------------- ---------  -----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 22,752,338 shares of common stock issued and outstanding.

-------------------------------- ------------------------ ---------------------
Name and Address of              Amount and Nature of     Percent of Beneficial
Beneficial Owner                 Beneficial Ownership (1)        Ownership
-------------------------------- ------------------------ ---------------------
Amir Adnani                          1,905,500 (2)                 8.37%
2303 - 930 Cambie Street
Vancouver, British Columbia
Canada V6B 5X6
-------------------------------- ------------------------ ---------------------
Randall Reneau                       1,702,500 (3)                 7.48%
9302 Mystic Oak Trail
Austin, Texas 78750
-------------------------------- ------------------------ ---------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        - continued

-------------------------------- ------------------------ ---------------------
Name and Address of              Amount and Nature of     Percent of Beneficial
Beneficial Owner                 Beneficial Ownership (1)        Ownership
-------------------------------- ------------------------ ---------------------
D. Bruce Horton                        125,001 (4)                 0.55%
2443 Alder Street
Vancouver, British Columbia
Canada V6H 4A4
-------------------------------- ------------------------ ---------------------
Alan Lindsay                         2,881,287 (5)                12.66%
2701 - 1500 Hornby Street
Vancouver, British Columbia
Canada V6Z 2R1
-------------------------------- ------------------------ ---------------------
Harry Anthony                        1,125,000 (6)                 4.94%
P.O. Box 1328
Kingsville, Texas 78364
-------------------------------- ------------------------ ---------------------
Johnathan Lindsay                      698,361 (7)                 3.07%
713 - 1501 Howe Street
Vancouver, British Columbia
Canada V6Z 2P8
-------------------------------- ------------------------ ---------------------
Ethny Lindsay                        1,425,000 (8)                 6.35%
201 Villa Pax, Ocean Way
Umhlanga Rocks, Republic of
South Africa 4320
-------------------------------- ------------------------ ---------------------
Isaiah Capital Trust                 2,735,000 (9)                12.18%
28 - 30 The Parade
St. Heller, Jersey
Cannel Islands JE4 8XY
-------------------------------- ------------------------ ---------------------
Golden West Investments                                           21.71%
P.O. Box 97                          4,875,000 (10)
Leeward Highway
Provenciales Turks & Caicos
Islands BWI
-------------------------------- ------------------------ ---------------------
All Officers and Directors
 (7 total)                           8,437,649 (11)               37.08%
-------------------------------- ------------------------ ---------------------

     (1) These shares are restricted stock and reflect the Forward Stock Split effective February 28, 2006.

     (2) This figures includes: (i) 1,703,001 shares of common stock; and (ii) the assumption of the exercise of 202,500 Stock Options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015.

     (3) This figure includes: (i) 1,500,000 shares of common stock; and (ii) the assumption of the exercise of 202,500 Stock Options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        - continued

     (4) This figure includes: (i) 50,001 shares of common stock; and (ii) the assumption of the exercise of 75,000 Stock Options to purchase 75,000 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015.

     (5) This figure includes: (i) 2,093,787 shares of common stock; (ii) 187,500 shares of common stock held of record by Alan Lindsay's wife; and (iii) the assumption of the exercise of 600,000 Stock Options to purchase 600,000 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015.

     (6) This figure includes: (i) 750,000 shares of common stock; and (ii) the assumption of the exercise of 375,000 Stock Options to purchase 375,000 shares of our common stock at an exercise price of $0.33 per share expiring on February 14, 2016.

     (7) This figure includes: (i) 398,361 shares of common stock; and (ii) the assumption of the exercise of 300,000 Stock Options to purchase 300,000 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015.

     (8) This figure includes 1,425,000 shares of common stock.

     (9) This figure includes 2,735,000 shares of common stock. Isaiah Capital Trust is a trust organized under the laws of Jersey, Channel Island. The trustee of Isaiah Capital Trust is Equity Trust (Jersey) Limited.

     (10) This figure includes 4,875,000 shares of common stock. Golden West Investments Ltd. is a corporation organized under the laws of Belize. The sole director of Golden West Investments Ltd. is Trustell Ltd.

     (11) This figure includes: (i) 6,682,649 shares of common stock; and (ii) the assumption of the exercise of 1,755,000 Stock Options to purchase 1,755,000 shares of our common stock at an exercise price of $0.33 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Anthony Employment Agreement

     On February 15, 2006, our Board of Directors authorized and approved the execution of the Anthony Employment Agreement. Pursuant to the terms and provisions of the Anthony Employment Agreement: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000.00; (iii) we granted an aggregate of 250,000 pre forward split Stock Options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Employment Agreement may be terminated without cause by either us or Mr. Anthony by providing prior written notice of the intention to terminate at least 120 days prior to the effective date of such termination.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

     3.1  Articles of Incorporation (1)

     3.1.1 Amendment to Articles of Incorporation (2)

     3.2  Bylaws of Uranium Energy Corp. (1)

     3.3  Audit Committee Charter (1)

     3.4  Ethics Charter (1)

     4.1  Consulting  Agreement  between Uranium Energy Corp. and Randall Reneau
          (3)

     4.2  Mineral Asset Option Agreement (3)

     4.3 Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)

     4.4 Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG dated December 1, 2005 filed herein as an exhibit.

     4.5  Harry A. Moore Trust Agreement filed herein as an exhibit.

     4.6 Employment Agreement between Uranium Energy Corp. and Harry Anthony dated February 2006 filed herein as an exhibit.

     4.7 Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke dated December 1, 2005 filed herein as an exhibit.

     4.8 Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc. dated March 1, 2006 filed herein as an exhibit.

     4.9 Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd. dated February 1, 2006 filed herein as an exhibit.

     10.1 2005 Stock Option Plan of Uranium Energy Corp.(5)


     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference to exhibits filed with the Registration Statement on Form SB-2 filed with the Commission on August 4, 2005.

(2) Incorporated by reference to exhibit filed with the Report on Form 8-K filed with the Commission on February 9, 2006.

(3)  Incorporated   by  reference  to  exhibits  filed  with  the  amendment  to
     Registration Statement on Form SB-2 filed with the Commission on November 9, 2005.

(4) Incorporated by reference to exhibit filed with the Report on Form 8-K filed with the Commission on December 21, 2005.

(5) Incorporated by reference to exhibit filed with the Report on Form 8-K filed with the Commission on December 21, 2005.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

     During fiscal year ended December 31, 2005, we incurred approximately $30,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

     During fiscal year ended December 31, 2004, we incurred approximately $25,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2004 and for the review of our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

     During fiscal year ended December 31, 2005, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          URANIUM ENERGY CORP.


Dated: March 29, 2006                     By: /s/ AMIR ADNANI
                                          ----------------------------------
                                              Amir Adnani, President/Chief
                                              Executive Officer



Dated: March 29, 2006                     By: /s/ D. BRUCE HORTON
                                          ----------------------------------
                                              D. Bruce Horton, Treasurer/Chief
                                              Financial Officer