Form 10QSB
period 2006-03-31
URANIUM ENERGY CORP
filed 2006-05-15
CIK 1334933

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-127185

URANIUM ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

 Austin Centre
701 Brazos, Suite 500 PMB#
Austin, Texas 78701
(Address of Principal Executive Offices)

(512) 721-1022
(Issuer's telephone number)

n/a
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒  No☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 14, 2006
Common Stock, $.001 par value	27,027,338

Transitional Small Business Disclosure Format (check one)  Yes ☐ No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006
(unaudited)

URANIUM ENERGY, CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$102,865	$107,160
Other current assets	300	300
Prepaid expenses	20,527	-

	$123,692	$107,460

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$146,601	$114,456
Due to related parties (Note 7)	76,832	208,832

	223,433	323,288

CONTINGENCIES AND COMMITMENTS (Notes 1, 3 & 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Common stock $0.001 par value: 75,000,000 shares authorized
22,752,338 shares issued and outstanding
(2005 - 20,461,083)	22,752	20,461
Additional paid-in capital	5,069,488	2,565,172
Share subscriptions	250,000	-
Deferred compensation (Note 4)	(2,050,855)	(650,000)
Deficit accumulated during the exploration stage	(3,391,126)	(2,151,461)

	(99,741)	(215,828)

	$123,692	$107,460

The accompanying notes are an integral part of these interim unaudited financial statements.

URANIUM ENERGY, CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)

INTERIM STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended March 31, 2006	Three months Ended March 31, 2005	For the Period from May 16, 2003 (inception) to March 31, 2006

EXPENSES
Exploration costs, net of recoveries	238,288	64,946	1,271,968
General and administrative	158,195	12,062	308,467
Management fees	178,207	27,655	351,668
Professional fees	59,223	22,570	169,263
Stock-based compensation (Note 5)	605,752	-	1,289,760

	1,239,665	127,233	3,391,126

NET LOSS FOR THE PERIOD	(1,239,665)	$(127,233)	$(3,391,126)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.06)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,854,791	16,328,658

The accompanying notes are an integral part of these interim unaudited financial statements.

URANIUM ENERGY, CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
INTERIM STATEMENTS OF CASH FLOWS
(unaudited)
	Three months Ended March 31, 2006	Three months Ended March 31, 2005	For the Period from May 16, 2003 (inception) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,239,665)	$(127,233)	$(3,391,126)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	605,752	-	1,289,760
Accrued and unpaid management fees	18,000		18,000
Non-cash property and drill data costs	-	-	275,000
Non-cash exploration expenses	-	-	10,000
Non-cash exploration recoveries	-	-	(20,000)
Prepaid expenses	(20,527)		(20,527)
Other current assets	-	(977)	(300)
Accounts payable and accrued liabilities	32,145	(3,476)	146,601
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(604,295)	(131,686)	(1,692,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	350,000	145,000	1,300,696
Common shares subscriptions	250,000		250,000
Convertible debenture proceeds	-	-	20,000
Advances from related parties		13,338	224,761

NET CASH FLOWS FROM FINANCING ACTIVITIES	600,000	158,338	1,795,457

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,295)	26,652	102,865

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,160	406,270	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,865	$432,922	$102,865

CASH AND CASH EQUIVALENTS CONSIST OF:

Cash in bank	$102,865	$302,353	$102,865
Short term investments	-	130,569	-

	$102,865	$432,922	$102,865
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 9)

The accompanying notes are an integral part of these interim unaudited financial statements.

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Uranium Energy Corp. (the “Company”) was incorporated on May 16, 2003 in the State of Nevada as Carlin Gold, Inc. The Company is an exploration stage company that was originally organized to explore and develop precious metals in the United States.

During 2004, the Company changed its business direction from the exploration of precious metals to the exclusive focus on the exploration and development of uranium deposits in the United States and internationally. Due to the change in the Company’s core business direction, the Company disposed of its 18 mineral property claims in the State of Nevada. In addition, the Company commenced reorganization, including a reverse stock split by the issuance of 1 new share for each 2 outstanding shares of the Company’s common stock and the raising of further capital for its new operating directives (refer to Notes 3 and 9). On January 24, 2005, the Company approved a special resolution to change the name of the Company from Carlin Gold, Inc. to Uranium Energy Corp. On February 28, 2006; the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding shares of the Company’s common stock.

Since November 1, 2004, the Company has acquired mineral leases, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Texas, Colorado, and Utah. To March 31, 2006, interests in approximately 8,844 net acres of mineral properties have been staked or leased by the Company.

Going Concern
The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at March 31, 2006, the Company has a working capital deficiency of $99,741 and an accumulated deficit of $3,391,126. The Company is in the exploration stage of its mineral property development and to date has not yet established any known mineral reserves on any of its existing properties. The ability of the Company to continue as a going concern is dependent on raising capital to fund its planned mineral exploration work and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its initial operations by way of private placements and advances from related parties as may be required. To date, the Company has completed private placements and the exercise of options for total proceeds of $1,700,696 from the issuance of shares of the Company’s common stock.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 16, 2003 in the State of Nevada. The Company’s fiscal year end is December 31.

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are determining the fair value of shares of common stock and convertible debentures.

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

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To March 31, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

Financial Instruments
The fair values of cash and cash equivalents, other current assets, accounts payable and accrued liabilities, convertible debentures and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

Management has determined that the Company is exposed to significant credit risk.

Loss per Common Share
Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2006, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-based compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. There were no stock option grants or vesting during the three month period ended March 31, 2005. Therefore no comparative proforma information is provided.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 3: MINERAL EXPLORATION PROPERTIES

Precious Metals Exploration
During 2003, the Company acquired 50 mineral claims in Elko County, Nevada, for consideration of $10,000 which was paid by a shareholder on behalf of the Company and formed part of the consideration received by the Company in connection with a Convertible Debenture. In connection with this acquisition, the Company granted a gold and silver production royalty to this shareholder in the amount of $36,000 for the first three years of production, $50,000 for subsequent years of production, plus a 4% net smelter royalty. No amount was recorded in connection with the granting of these royalties as the fair value was not readily determinable nor considered material given the preliminary exploration stage of the property. These mineral claims were acquired for the purpose of exploring for mineable reserves of precious metals. A total of $5,006 was spent on initial exploration in 2004 ($10,354 in 2003) on these claims. The results of preliminary exploration were unfavorable and accordingly during 2003, 32 of the mineral claims were sold to the aforementioned shareholder in settlement of $20,000 of the Convertible Debenture. The $20,000 settlement was recorded as a reduction of exploration expenses in 2003. During 2004, management determined that its 18 remaining mineral claims had nominal value, and a decision was made to abandon or dispose of the remaining 18 mineral claims commensurate with the reorganization initiatives pursued by the Company. During July, 2005, the Company disposed of these remaining mineral claims to the same shareholder for no further consideration and accordingly no gain or loss on disposal has been recorded.

Uranium Exploration
Since November 1, 2004, the Company has been acquiring mineral leases for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, Utah, Wyoming, and Texas. As December 31, 2005, five claim blocks in Arizona comprising 1,540 acres of mineral properties have been staked or leased by the Company. A total of $11,649 was expended in the year ended December 31, 2004 to acquire these mineral claims.

On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the “Option”) granting the Company the option to acquire certain uranium leases in the State of Texas for total consideration of $200,000 and 2,000,000 common shares at a deemed value of $0.50 per share. In consideration for the Option and its partial exercise over the option term, the Company made a cash payment of $50,000 and issued 500,000 shares of restricted common stock (750,000 post-split). On February 1, 2006 the Company paid a further cash payment of $150,000. The Option, if fully exercised will require the further issuance of 1,500,000 shares of restricted common stock in 500,000 share installments due six, twelve, and eighteen months from the effective date of the Option. Title to the properties to be acquired will transfer upon payment of all remaining shares of stock required under the Option, the timing of which may be accelerated at the Company’s discretion. During the Option term, the Company has the right as operator to conduct or otherwise direct all exploration on the properties to be acquired under the Option.

During 2005, the Company acquired lease interests in twenty-one further uranium exploration mineral properties totaling 7,413 gross acres in the States of Arizona, Colorado, Texas, Wyoming, and Utah, for five years with an option to renew for five years.

During the first quarter of 2006 the Company acquired an additional 640 acres in Wyoming at a cost of $640. As of March 31, 2006, a total of 9,593 gross acres (9,443 net mineral acres) of mineral properties have been staked or leased by the Company in the states of Arizona, Colorado, Wyoming, Texas and Utah for the purposes of uranium exploration for a total cost of $177,676.  These leases are also subject to a 5.0% to 8.25% net royalty interests.

NOTE 4: CAPITAL STOCK

The Company’s capitalization at March 31, 2006 was 75,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 4: CAPITAL STOCK (continued)

On January 24, 2005, a majority of shareholders and the directors of the Company approved a special resolution to undertake a reverse stock split of the common stock of the Company on a 1 new share for 2 old shares basis. The par value and the number of authorized but un-issued shares of the Company’s common stock was not changed as a result of the reverse stock split. On February 14, 2006, the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 1.5 new shares for 1 old share basis whereby 7,484,116 common shares were issued pro-rata to shareholders of the Company as of the record date on February 28, 2006.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 1:2 reverse stock split and the 1.5:1 forward stock split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

Effective July 27, 2004 the Company issued 1,575,000 shares of common stock to the original founders of the Company at a price of $0.0013 per share for total proceeds of $2,100 and effective August 23, 2004, the Company issued 349,820 shares of common stock at $0.20 per share for total proceeds of $69,967 in connection with the Company’s original precious metal exploration program of which 79,647 shares were issued on settlement of amounts owing to related parties in the aggregate amount of $15,929, and 35,000 shares were issued on the conversion of debentures in the aggregate amount of $7,000.

On December 7, 2004, the Company issued 12,225,000 shares of common stock to the Company’s new management team, consultants, and stakeholders in connection with the reorganization and change of business direction of the Company as described in Note 1 at a price of $0.0013 per share for total proceeds of $16,300 of which 2,250,000 shares were issued on the conversion of debentures in the aggregate amount of $3,000.

On December 31, 2004, the Company issued 2,178,764 shares of common stock in connection with private placements of common stock at a price of $0.20 per share for total proceeds of $435,758 to fund the Company’s intended uranium exploration program.

On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the “Option”) granting the Company the option to acquire certain uranium leases in the State of Texas. In consideration for the Option, the Company made a cash payment of $50,000 and issued 750,000 shares of restricted common stock at a value of $0.333 per share for a total value of $250,000 which was recorded as mineral property costs. Subsequent to year end, the Company paid a further cash payment of $150,000 on February 1, 2006 under the terms of the Option. The Option, if fully exercised requires a further issuance of an additional 1,500,000 shares of restricted common stock in 500,000 share installments due six, twelve, and eighteen months from the effective date of the Option. (refer to Note 3)

On December 12, 2005, the Company entered into an Agreement to acquire drill data from a third party in consideration for a cash payment of $5,000 and issued 75,000 shares of restricted common stock at a price of $0.333 per share for a total value of $25,000 which was recorded as mineral property costs.

On December 16, 2005 the Company issued 1,950,000 shares of restricted common stock at a price of $0.333 per share for a value of $650,000 to three members of management as per their management agreement with the Company which is for a one year term commencing January 1, 2006. Accordingly this cost has been recorded as deferred compensation in the statement of stockholders’ equity as of December 31, 2005. The amount expensed to stock-based compensation for the period ended March 31, 2006 was $162,500.

During the year ended December 31, 2005, the Company issued 1,357,000 shares of common stock in connection with private placements of common stock at a price of $0.333 per share for total proceeds of $452,500.

On January 15, 2006 the Company issued 18,750 restricted common shares at a price of $0.3333 per share for a value of $6,250 in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 12,500 restricted common shares for three further quarters following the effective date of the agreement.

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 4: CAPITAL STOCK (continued)

On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,000 to a consultant in connection with a corporate finance consulting services agreement of the same date. The consultant will provide among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company’s various business interests over a one year initial term. Accordingly this cost has been recorded as deferred compensation in the statement of stockholders equity. The amount expensed to stock-based compensation for the period ended March 31, 2006 was $42,917.

On March 1, 2006, the Company entered into a corporate relations consulting services agreement with a shareholder of the Company for a six month initial term. The agreement requires the Company to pay $5,000 per month during the initial term and issue 500,000 warrants exercisable at $1.00 per share for a ten year term. The shares underlying the warrants have piggy back registration rights. The fair value of these warrants at the date of grant of $1,618,526 was estimated using the Black-Scholes warrant pricing model with an expected life of 10 years, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 79% and has been recorded as a consulting expense in the period. Accordingly this cost has been recorded as deferred compensation in the statement of stockholders equity. The amount expensed to stock-based compensation for the period ended March 31, 2006 was $269,754.

On March 10, 2006, the Company received a subscription for 250,000 units at $1.00 per share purchase unit from a shareholder and consultant to the Company for net proceeds to the Company of $250,000. Shares were issued subsequent to the period. The 250,000 units are comprised of 250,000 restricted common shares and 125,000 common share purchase warrants in the capital of the Company with piggyback registration rights for all securities underlying the units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of (i) 12 months from the date of issuance or (ii) six months from the effective date of registration.

NOTE 5: STOCK OPTION PLAN

On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,250,000 shares at $0.333 per share. The majority of shareholders of the Company ratified and approved the Stock Option Plan effective February 1, 2006.

On December 20, 2005, 2,970,000 stock options were granted to consultants at $0.333 per share. The term of these options is ten years. The fair value of these options at the date of grant of $684,008 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.47%, a dividend yield of 0%, and an expected volatility of 55.21% and has been recorded as a consulting expense in the period.

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

On February 1, 2006, the Company granted 285,000 stock options as follows: 172,500 to an officer and 112,500 to an employee, at $0.333 per share. The term of these options is ten years. The fair value of these options at the date of grant of $124,331 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.09%, a dividend yield of 0%, and expected volatility of 79% and has been recorded as a stock based compensation expense in the period.

On February 14, 2006, 1,200,000 share options were exercised at $0.333 per share by consultants to the Company. On March 2, 2006, 300,000 share options were exercised at $0.333 per share by consultants to the Company. During the three month period ended March 31, 2006, the Company received a total of $350,000 on the exercise of stock options, net of $150,000 of prior period advances that were settled on the exercise of 450,000 options at $0.33 per share. (Note 7)

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 5: STOCK OPTION PLAN (continued)

As of March 31, 2006, 5,010,000 options under the Company’s current SOP had been granted and 1,500,000 were exercised during the quarter.

A summary of the Company’s stock options as of March 31, 2006 and changes during the period ended is presented below:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Outstanding at December 31, 2004	-	-	-
Granted	4,725,000	-	-
Cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2005	4,725,000	0.333	9.98
Granted	285,000	-	-
Exercised	(1,500,000)	-	-
Outstanding as March 31, 2006	3,510,000	0.333	9.74

NOTE 6: INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of March 31, 2006, the Company had net operating loss carry forwards of approximately $2,254,022 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows

	Three months ended March 31, 2006	Three months ended March 31, 2005

Federal income tax provision at statutory rate	(35.0)%	(35.0)%
States income tax provision at statutory rates, net of federal income tax effect	(7.0)	(7.0)

Total income tax provision	(42.0)%	(42.0)%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets (liabilities) are as follows:

	March 31, 2006	December 31, 2005

Loss carry forwards	$946,889	$615,000
Valuation allowance	(946,889)	(615,000)
	$-	$-

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 6: INCOME TAXES (continued)

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current period and prior periods.

NOTE 7: DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

On February 15, 2006 the Company executed an employment agreement with its Chief Operating Officer and committed to pay him a monthly fee of $10,000 and to grant him 375,000 stock options in 2005 exercisable over a ten year term at $0.333 per share. The options were granted as follows: 202,500 on December 20, 2005 and 172,500 on February 1, 2006.

During the period ended March 31, 2006, the Company had transactions with certain officers and directors of the Company as follows: the Company incurred $178,246 in management fees and benefits - $160,246 was paid against outstanding management fees. Also during the period $150,000 of advances to the Company from a shareholder were settled on the exercise of 450,000 options at $0.333 per share. As at March 31, 2006, $76,832 is owing to an officer and director in fees and expenses.

Amounts owing to related parties are unsecured, non-interest bearing and without specific terms of repayment.

Other related party transactions are disclosed in notes 3 and 4.

NOTE 8 - COMMITMENTS

On December 1, 2005 the Company entered into a Financial Consulting Services Agreement with International Market Trend, AG. The term of the Agreement is for twelve months, effective February 1, 2006. In consideration for IMT entering into this Agreement, the Company agreed to deliver to IMT or its nominees 1,300,000 pre-forward split stock options of the Company’s common stock at a price of $0.50 per share. These options were granted on December 20, 2005. In addition, IMT will receive $10,000 per month.

In March, 2006, the Company committed to spend approximately $450,000 on Company image market development (spent in April 2006).

NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

On January 15, 2006 the Company issued 18,750 restricted common shares at a price of $0.3333 per share for a value of $6,250 in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 12,500 restricted common shares for three further quarters following the effective date of the agreement. (refer to Note 4)

On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,000 to a consultant in connection with a corporate finance consulting services agreement of the same date. Accordingly this cost has been recorded as deferred compensation in the statement of stockholders equity. The amount expensed to stock-based compensation for the period ended March 31, 2006 was $42,917. (refer to Note 4 and 7)

NOTE 10: SUBSEQUENT EVENTS

On April 1, 2006, the Company entered into a one year consulting contract with a third party contractor, to provide financial and investor public relations and related matters in Germany. In connection with this agreement the Company issued 400,000 restricted shares of the Company’s common stock and agreed to pay approximately $375,000 (EUR $290,000) over the term of the agreement.

On April 10, 2006 1,500,000 stock options were granted to consultants at $1.00 per share.

On April 21, 2006, the Company issued 610,000 S-8 registered common shares in connection with the exercise of share options by consultants to the Company for $450,000.

On April 24, 2006, the Company issued 500,000 S-8 registered common shares in connection with the exercise of share options by consultants to the Company for $500,000.

URANIUM ENERGY CORP.
(formerly Carlin Gold Inc.)
(an exploration stage company)
Interim Notes to Financial Statements
March 31, 2006
(unaudited)

NOTE 10: SUBSEQUENT EVENTS (continued)

On April 24, 2006, the Company received a subscription for 50,000 units for $50,000. The 50,000 units are comprised of 50,000 restricted common shares and 25,000 common share purchase warrants in the capital of the Company with piggyback registration rights for all securities underlying the units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of (i) 12 months from the date of issuance or (ii) six months from the effective date of registration. On May 10, 2006, the shares pursuant to this subscription were issued.

On May 3, 2006, the Company issued 300,000 S-8 registered common shares in connection with the exercise of share options by consultants to the Company for $100,000.

On May 11, 2006, the Company completed the initial tranche of a private placement pursuant to which the Company issued an aggregate of 1,652,500 units ("Unit") of the Company at a subscription price of U.S. $2.00 per Unit; with each such Unit being comprised of one common share and one-half of one non-transferable common stock purchase warrant ("Warrant") in the capital of the Company, and with each such resulting whole Warrant entitling the subscriber thereof to purchase an additional common share (“Warrant Share”) of the Company for the period commencing upon the date of issuance of the within Units by the Company; that being on May 11, 2006; and ending at 5:00 p.m. on the day which is the earlier of (i) 12 months from the date of issuance of the within Units and (ii) six months from the effective date of the Company’s proposed registration statement, if any, pursuant to which the Warrant Shares underlying the Warrants are to be proposed for registration under the United States Securities Act of 1933, as amended (the earlier such time period being the “Warrant Exercise Period” herein), at an exercise price of U.S. $2.50 per Warrant Share during the Warrant Exercise Period. A total of 1,652,000 restricted common shares were issued pursuant to the closing of the initial tranche of units.

On May 11, 2006, the Company issued 500,000 further restricted common shares pursuant to the Mineral Asset Option Agreement (the “Option”) granting the Company the option to acquire certain uranium leases in the State of Texas. The Option, if fully exercised will require the further issuance of 1,000,000 shares of restricted common stock in 500,000 share installments due October 11, 2006 and April 9, 2007 (refer to notes 3 and 4).

On May 11, 2006, the Company issued 12,500 restricted common shares in connection with a drilling database information agreement (refer to Note 3).  The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 12,500 restricted common shares during the second and third quarters of 2006.

On May 11, 2006, the Company issued 250,000 restricted common shares associated with the sale of 250,000 units at $1.00 per share purchase unit from a consultant to the Company for net proceeds received in the first quarter. (refer to Note 4).

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we”, “our” or the “Company” refer to Lexington Resources, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Uranium Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (December 5, 2005), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “URME:OB”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Uranium Energy," refers to Uranium Energy Corp.

Recent Developments

Forward Stock Split

On February 14, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of 1.5-for-one of our total issued and outstanding shares of common stock (the “Forward Stock Split”).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

    Amendment to Articles of Incorporation

 Effective February 28, 2006, we filed an amendment to our articles of incorporation with the Nevada Secretary of State. The amendment revised Section 3 of the articles of incorporation increasing the authorized capital stock from 75,000,000 shares of common stock at $0.001 par value to 750,000,000 shares of common stock par value $0.001.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. We plan an aggressive acquisition strategy for the next 12 to 24 months to build uranium resources of 50 million pounds. To date, we have acquired interests in 9,593 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, Utah, Wyoming, and Texas. Other mineral property acquisitions are contemplated in the States of interest that include Arizona, Utah, Colorado, Texas, and Wyoming. These potential acquisition properties have not yet been specifically identified. As of the date of this Quarterly Report, we do not have proven reserves of any kind.

We have acquired interests in twenty-two uranium exploration mineral properties totaling 9,593 gross acres in the States of Arizona, Colorado, Texas, Wyoming and Utah for aggregate consideration of $177,676. As of the date of this Quarterly Report, we have interests in an aggregate of 9,593 gross acres (9,443 net mineral acres) of properties that have been either leased or staked, which we intend to explore for economic deposits of uranium. These leases are also subject to 5.0% to 8.25% net royalty interests. These properties consist of claim blocks located in the States of Arizona, Colorado, Wyoming, Utah, and Texas. Each of these properties has been the subject of historical exploration by other mining companies, and provides indications that uranium may exist in economic concentrations. We have access to historical exploration data that may provide indications of locations that may contain unknown quantities of uranium. These data consist chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product, and maps, that help guide our property acquisition strategy. The basis for management's belief that there may be indications uranium may exist in economic concentrations on our leased and claimed properties are based as follows with specific reference to each state where we have leased or claimed exploration property interests. The basis of information in each state pertains to prior exploration conducted by other companies, or management information and work product derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

During the quarter ended March 31, 2006, we acquired 640 acres of leases in the State of Wyoming.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

In the States of Utah and Texas, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. As of the date of this Quarterly Report, we have executed one lease in Utah, and further leases in Texas. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium only, with any other minerals, including, for example, petroleum, reverting to the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, we must renegotiate the terms of a new lease. Royalty payments must be made to the lessor in event that we extract uranium ore from the properties in the amount of 8.25% of the gross revenue so generated.

We have the following gross and net acre mineral property interests in states indicated below under lease:

	Gross Acres	Net Acres
Arizona	2,160.00	2,160.00
Colorado	1,040.00	1,040.00
Utah	640.00	640.00
Wyoming	3,827.00	3,827.00
Texas	1,926.32	1,776.82
	9,593.32	9,444.82

These properties do not have any indicated or inferred minerals or reserves. We plan to conduct exploration programs on these properties with the intent to prove or disprove the existence of economic concentrations of uranium.

Since inception, we have not established any proven or probable reserves on its mineral property interests.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2006 Compared to Three-Month Period Ended March 31, 2005

Our net loss for the three-month period ended March 31, 2006 was approximately ($1,239,665) compared to a net loss of ($127,233) during the three-month period ended March 31, 2005 (an increase of $1,112,432). During the three-month periods ended March 31, 2006 and 2005, respectively, we did not generate any revenue from operations.

During the three-month period ended March 31, 2006, we incurred expenses of approximately $1,239,665 compared to $127,233 incurred during the three-month period ended March 31, 2005 (an increase of $1,112,432). These operating expenses incurred during the three-month period ended March 31, 2006 consisted of: (i) exploration costs, net of recoveries of $238,288 (2005: $64,946); (ii) general and administrative expenses of $158,195 (2005: $12,062); (iii) management fees of $178,207 (2005: 27,655); (iv) professional fees of $59,223 (2005: $22,570); and (v) stock-based compensation relating to the valuation of Stock Options granted to our officers, directors and consultants of $605,752 (2005: $-0-).

Operating expenses incurred during the three-month period ended March 31, 2006 increased primarily due to the increase in exploration costs associated with the increased acquisition and development of our uranium properties. General and administrative expenses incurred during the three-month period ended March 31, 2006 increased primarily relating to corporate marketing. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Stock based compensation incurred during the three-month period ended March 31, 2006 increased due to the recording of the non-cash expense of $605,752 in connection with the grant of the Stock Options.

Of the $1,239,665 incurred as expenses during the three-month period ended March 31, 2006, an aggregate of $30,000 was incurred payable to International Market Trend (“IMT”) for amounts due and owing for operational, administrative and financial services rendered during the three-month period ended March 31, 2006. On December 1, 2005, we entered into a financial consulting agreement with IMT (the “Consulting Agreement”). In accordance with the terms and provisions of the Consulting Agreement: (i) we pay to IMT $10,000 monthly for services rendered by IMT; and (ii) we granted to IMT and/or its designates 1,300,000 Stock Options exercisable at $0.50 per share.

Of the $1,239,665 incurred as expenses during the three-month period ended march 31, 2006, an aggregate of $178,246 was incurred payable to certain officers and directors in management fees and benefits. On February 15, 2006, we executed an employment agreement with Harry Anthony, our Chief Operating Officer, pursuant to which we pay Mr. Anthony a monthly fee of $10,000. During this period, we paid an aggregate of $160,246 against the amounts due and owing in management fees. As at March 31, 2006, an aggregate of $76,832 is due and owing to an officer and director in fees and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Our net loss during the three-month period ended March 31, 2006 was ($1,239,665) or $0.06 per share compared to a net loss of ($127,233) or ($0.01) per share during the three-month period ended March 31, 2005. The weighted average number of shares outstanding was 21,854,791 for the three-month period ended March 31, 2006 compared to 16,328,658 for the three-month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Three-Month Period Ended March 31, 2006

  As at the three-month period ended March 31, 2006, our current assets were $123,692 and our current liabilities were $223,433, which resulted in a working capital deficit of $99,741. As at the three-month period ended March 31, 2006, current assets were comprised of: (i) $102,865 in cash; (ii) $300 in other current assets; and (iii) $20,527 in prepaid expenses. As at the three-month period ended March 31, 2006, current liabilities were comprised of: (i) $146,601 in accounts payable and accrued liabilities; and (ii) $76,832 due to related parties.

As at the three-month period ended March 31, 2006, our total assets were $123,692 comprised of current assets. The increase in assets during the three-month period ended March 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in prepaid expenses.

As at the three-month period ended March 31, 2006, our total liabilities were $223,433 comprised of current liabilities. The decrease in liabilities during the three-month period ended March 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the decrease in amounts due to related parties.

  Stockholders' equity increased from ($215,828) for fiscal year ended December 31, 2005 to ($99,741) for the three-month period ended March 31, 2006.

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2006, net cash flows used in operating activities was ($604,295), consisting primarily of a net loss of ($1,239,665). Net cash flows used in operating activities was adjusted by $605,752 to reconcile the non-cash expense of $605,752 for the grant of the Stock Options and by $32,145 to reconcile accounts payable and accrued liabilities.

For the three-month period ended march 31, 2006, net cash flows from financing activities was $600,000 pertaining primarily to $350,000 received from proceeds on the sale of our common stock and $250,000 received for common share subscriptions.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued
PLAN OF OPERATION AND FUNDING

Existing working capital and debt and equity fundings are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

MATERIAL COMMITMENTS

A material commitment for us during fiscal year 2006 is the aggregate approximate amount of $375,000 due and owing to EurXchange Consulting Ltd. (“EurXchange”) pursuant to the terms and provisions of a consulting agreement between us and EurXchange dated April 1, 2006 (the “Consulting Agreement”). In accordance with the terms and provisions of the Consulting Agreement: (i) we agreed to pay an aggregate of $290,000 EUR ($375,000 U.S. Dollars), with the first installment paid as of April 1, 2006 and the second and third installments of $80,000 EUR due and owing on April 30, 2006 and May 30, 2006, respectively; (ii) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; and (iii) we issued to EurXchange an aggregate of 400,000 shares of our restricted common stock. See “Part II. Item 2. Recent Sales of Unregistered Securities.”

During March 2006 the Company committed to spend approximately  $450,00 on company image market development (spent in April 2006).

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Amir Adnani, our Chief Executive Officer, and Mr. D. Bruce Horton, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended March 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee Report

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. D. Bruce Horton and Mr. Alan Lindsay. Two of the three members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in April 2004 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three-month period ended March 31, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2006 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

EURXCHANGE CONSULTING LTD.

On April 1, 2006, we authorized and approved the issuance to EurXchange an aggregate of 400,000 post-forward stock split shares of our restricted common stock at $0.50 in accordance with the terms and provisions of the Consulting Agreement.

EUROTRADE MANAGEMENT GROUP LTD.

During the three-month period ended March 31, 2006, we authorized and approved the issuance to Eurotrade Management Group Ltd. (“Eurotrade”) an aggregate of 515,000 pre-forward stock split shares (772,500 post forward stock split shares) of our restricted common stock at $0.50 per share in accordance with the terms and provisions of a consulting services agreement with Eurotrade dated February 1, 2006 (the “Consulting Services Agreement”). Pursuant to the terms and provisions of the Consulting Services Agreement, we agreed: (i) to retain Eurotrade as a consultant for a one-year period effective February 1, 2006 (the "Effective Date"); (ii) within ten calendar days from the Effective Date, to issue to Eurotrade an aggregate 515,000 pre-forward stock split shares of our restricted common stock (772,500 post-forward stock split shares); and (iii) to reimburse Eurotrade for all pre-approved, direct and reasonable expenses actually and properly incurred by Eurotrade for our benefit in connection with its performance of consulting services. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

DRILLING DATABASE INFORMATION AGREEMENT

During the three-month period ended March 31, 2006, we issued an aggregate of 18,750 pre-forward stock split shares of our restricted common stock (28,125 post-forward stock split shares) in accordance with the terms and provisions of a drilling database information agreement with Jim Knupke (“Knupke”) dated January 15, 2006 (the “Drilling Database Agreement”). On May 11, 2006, we issued a further 12,500 post-forward stock split shares of our restricted common stock. In accordance with the terms and provisions of the Drilling Database Agreement: (i) we are required to make cash payments to Knupke of $2,000 per month payable quarterly; (ii) issue an aggregate of 12,500 pre-Forward Stock Split shares of our restricted common stock (18,750 post-Forward Stock Split); and (iii) issue a further 12,500 pre-Forward Stock Split shares of our restricted common stock (18,750 post-Forward Stock Split) quarterly for the next three quarters following the effective date of the Drilling Database Agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

MINERAL ASSET OPTION AGREEMENT

On May 11, 2006, we issued an aggregate of 500,000 post-forward stock split shares of our restricted common stock to Brad A. Moore pursuant to the terms and provisions of a mineral asset option agreement dated October 11, 2005 with Brad A. Moore (the "Option"), giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option, we previously issued 750,000 shares of our restricted common stock. The Option, if exercised, will require the further issuance of 1,000,000 restricted common shares in 500,000 share installments over the three month intervals following the effective date of the Option (October 11, 2005). Title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option, the timing of which may be accelerated at our discretion. During the Option term, we have the right as operator to conduct or otherwise direct the all exploration on the properties to be acquired.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - continued

PRIVATE PLACEMENT OFFERING

During the three-month period ended March 31, 2006, we engaged in a private placement offering under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placement, we issued an aggregate of 1,652,500 units (the “Unit(s)”) at a subscription price of $2.00 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common stock purchase warrant (the “Warrant”), with each such resulting whole Warrant entitling the holder thereof to purchase an additional shares of our restricted common stock (the “Warrant Share”) for the period commencing upon the date of issuance of the Units (May 11, 2006) and ending on the day which is the earlier of: (i) twelve months from the date of issuance of the Units; or (ii) six months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $2.50 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. Finder’s fees payable on the transaction is 7% of the gross proceeds raised from the sale of the Units payable in cash plus 10% of the gross Units issued payable in Warrants identical to those provided in the Units.

PRIVATE PLACEMENT OFFERING

On May 11, 2006, we issued 250,000 shares of our common stock in accordance with proceeds received by us during the three-month period ended March 31, 2006, in which we engaged in a private placement offering under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placement, we issued an aggregate of 250,000 Units at a subscription price of $1.00 per Unit. Each Unit is comprised of 250,000 shares of our restricted common stock and 125,000 common share purchase warrants with piggyback registration rights for all securities underlying the Units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of: (i) twelve months from the date of issuance, or (ii) six months from the effective date of registration.

On April 24, 2006, we received a subscription for 50,000 Units for $50,000 in the same private placement offering.

On May 10, 2006, the shares pursuant to the above noted subscriptions were issued in the aggregate of 300,000 restricted common shares.

STOCK OPTIONS

During the three-month period ended March 31, 2006, we issued an aggregate of 1,500,000 share of our common stock pursuant to the exercise of a total of 1,500,000 Stock Options for aggregate cash proceeds of $350,000. The shares of common stock were subject to S-8 registration statements.

During the three-month period ended March 31, 2006, we granted an aggregate of 285,000 Stock Options to certain officers, directors and consultants at $0.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

2005 STOCK OPTION PLAN

On April 10, 2006, our Board of Directors authorized and approved an amendment to the 2005 stock option plan (which was originally authorized and approved by our Board of Directors on December 19, 2005) (the “Stock Option Plan”).

The purpose of the Stock Option Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

  The Stock Option Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan, as amended, provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 7,500,000 shares as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired.

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

2005 STOCK OPTION PLAN  - continued
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Report on Form 8-K Item 1.01 filed with the Securities and Exchange Commission on February 17, 2006.

Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 17, 2006.

Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 17, 2006.

Amendment to Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on March 3, 2006.

Exhibits:

10.1	Amended 2005 Stock Option Plan of Uranium Energy Corp.

10.2	Consulting Agreement between Uranium Energy Corp. and EurXChange Consulting Ltd. dated April 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrantcaused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

Dated: May 14, 2006
By: /s/ Amir Adnani
Amir Adnani, President and Chief Executive Officer

Dated: May 14, 2006
By: /s/ D. Bruce Horton
D. Bruce Horton, Chief Financial Officer