Form 10QSB
period 2006-06-30
URANIUM ENERGY CORP
filed 2006-08-21
CIK 1334933

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 333-127185

                              URANIUM ENERGY CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0399476
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                                    Suite 230
                             9801 Anderson Mill Road
                               Austin, Texas 78750
                    ________________________________________
                    (Address of Principal Executive Offices)


                                 (512) 828-6980
                           ___________________________
                           (Issuer's telephone number)

                                  Austin Center
                           701 Brazos, Suite 500 PMB#
                               Austin, Texas 78701
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                 Yes [ ] No [ ]


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of August 11, 2006
Common Stock, $.001 par value          27,987,338

Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                                                                           PAGE

PART I.  FINANCIAL INFORMATION                                                1

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         BALANCE SHEETS                                                       2

         INTERIM STATEMENTS OF OPERATIONS                                     3

         INTERIM STATEMENTS OF CASH FLOWS                                     4

         NOTES TO INTERIM FINANCIAL STATEMENTS                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION                                   15

ITEM 3.  CONTROLS AND PROCEDURES                                             22

PART II. OTHER INFORMATION                                                   23

ITEM 1.  LEGAL PROCEEDINGS                                                   23

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 25

ITEM 5.  OTHER INFORMATION                                                   26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    27

SIGNATURES                                                                   28

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------


                              URANIUM ENERGY CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                          INTERIM FINANCIAL STATEMENTS


                                  JUNE 30, 2006
                                   (UNAUDITED)



















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

INTERIM NOTES TO FINANCIAL STATEMENTS




----------------------------------------------------------------------------------------------------------------------------

                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)

                                 BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------



                                                                                    June 30,             December 31,
                                                                                      2006                   2005
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)

 CURRENT ASSETS
  Cash and cash equivalents                                                          $   4,037,681             $   107,160
  Prepaid expenses                                                                          22,327                     300
----------------------------------------------------------------------------------------------------------------------------
                                                                                         4,060,008                 107,460

 Equipment, net of accumulated depreciation                                                 26,370                       -
----------------------------------------------------------------------------------------------------------------------------

                                                                                      $  4,086,378              $   107,460
============================================================================================================================




 CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                             $   161,781             $   114,456
    Due to related parties (Note 7)                                                              -                 208,832
----------------------------------------------------------------------------------------------------------------------------

                                                                                           161,781                 323,288
----------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (Notes 1, 3 & 4)

 STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
        Common stock $0.001 par value: 750,000,000 shares authorized
   27,987,338 shares issued and outstanding
   (December 31, 2005 - 20,461,083)                                                         27,987                  20,461
  Additional paid-in capital                                                            14,165,308               2,565,172
  Share subscriptions                                                                       50,000                       -
  Common stock purchase warrants                                                            992,894                       -
  Deferred compensation (Note 4)                                                        (1,689,717)              (650,000)
    Deficit accumulated during the exploration stage                                    (9,621,875)             (2,151,461)
----------------------------------------------------------------------------------------------------------------------------

                                                                                         3,924,597               (215,828)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      $  4,086,378             $   107,460
============================================================================================================================



              The accompanying notes are an integral part of these
                    interim unaudited financial statements.


                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                                                For the Period from
                                            Three months    Three months   Six months Ended   Six months Ended      May 16, 2003
                                                Ended          Ended           Ended              Ended            (inception) to
                                            June 30, 2006  June 30, 2005   June 30, 2006        June 30, 2005      June 30, 2006
--------------------------------------------------------------------------------------------------------------------------------
                                                  $              $               $                 $                $

 EXPENSES
  Mineral property expenditures                 1,496,798         85,625         1,741,336          156,615          2,775,017
  General and administrative                    1,165,857         34,138         1,324,083           40,210          1,467,230
  Management fees                                 285,907         27,397           464,114           55,052            646,324
  Management fees - stock based                   162,500              -           325,000                -            325,000
  Professional fees                                78,041         24,500           137,264           27,071            247,304
  Consulting - stock based compensation         3,054,787              -         3,491,789                -          4,175,797
--------------------------------------------------------------------------------------------------------------------------------

                                                6,243,890        171,660         7,483,586          278,948          9,636,672
--------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEM                         (6,243,890)      (171,660)       (7,483,586)        (278,948)        (9,636,672)

INTEREST INCOME                                     13,172           398            13,172              803             14,797
--------------------------------------------------------------------------------------------------------------------------------


 NET LOSS FOR THE  PERIOD                      (6,230,718)      (171,262)       (7,470,414)        (278,145)        (9,621,875)
================================================================================================================================


 BASIC AND FULLY DILUTED NET LOSS  PER SHARE        (0.24)         (0.01)            (0.31)           (0.03)
=============================================================================================================

 WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                 25,866,734     17,020,396         23,874,921      16,700,592
=============================================================================================================



              The accompanying notes are an integral part of these
                     interim unaudited financial statements.


                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                            For the Period from
                                                                             Six months        Six months       May 16, 2003
                                                                               Ended             Ended         (inception) to
                                                                              June 30,          June 30,          June 30,
                                                                                2006              2005              2006
-------------------------------------------------------------------------------------------------------------------------------
                                                                               $                 $                 $
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                                                      (7,470,414)        (278,145)         (9,621,875)
 Adjustments to reconcile net loss to net cash
 from operating activities:
   Stock based compensation                                                    3,816,789                -           4,500,797
   Non-cash property and drill data costs                                         36,250                -             311,250
     Non-cash exploration expenses                                             1,150,000                -           1,160,000
   Non-cash exploration recoveries                                                     -                -              (4,071)
   Prepaid expenses                                                              (22,027)               -             (22,027)
   Related parties                                                              (208,832)                                   -
   Other current assets                                                                -           (1,348)               (300)
   Depreciation                                                                    1,716                -               1,716
 Accounts payable and accrued liabilities                                         47,325            2,338             161,781
-------------------------------------------------------------------------------------------------------------------------------
 NET CASH FLOWS USED IN  OPERATING ACTIVITIES                                 (2,649,193)        (277,155)         (3,512,729)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                        (28,086)               -             (28,086)
-------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      (28,086)               -             (28,086)
-------------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of shares for cash                                                  6,607,800          275,000           7,558,496
  Convertible debenture proceeds                                                       -                -              20,000
  Advances from related parties                                                        -           25,338                   -
-------------------------------------------------------------------------------------------------------------------------------

 NET CASH FLOWS FROM FINANCING ACTIVITIES                                      6,607,800          300,338           7,578,496
-------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          3,930,521           23,183           4,037,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   107,160          406,270                   -
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       4,037,681          429,453           4,037,681
===============================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:

    Cash in bank                                                                 524,528          198,486             524,528
    Short term investments                                                     3,513,153          230,967           3,513,153
------------------------------------------------------------------------------------------ ---------------- -------------------

                                                                               4,037,681          429,453           4,037,681
 ========================================================================================= ================ ===================
 SUPPLEMENTAL DISCLOSURES:
  Interest paid
                                                                                       -                -                   -
========================================================================================== ================ ===================
  Taxes paid
                                                                                       -                -                   -
========================================================================================== ================ ===================
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 9)


              The accompanying notes are an integral part of these
                    interim unaudited financial statements.

                              URANIUM ENERGY CORP.
                           (FORMERLY CARLIN GOLD INC.)
                         (AN EXPLORATION STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
--------------------------------------------------------------------------------
                                   (UNAUDITED)


NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada as Carlin Gold, Inc. The Company is an exploration stage company that was originally organized to explore and develop precious metals in the United States.

During 2004, the Company changed its business direction from the exploration of precious metals to the exclusive focus on the exploration and development of uranium deposits in the United States and internationally. Due to the change in the Company's core business direction, the Company disposed of its 18 mineral property claims in the State of Nevada. In addition, the Company commenced reorganization, including a reverse stock split by the issuance of 1 new share for each 2 outstanding shares of the Company's common stock and the raising of further capital for its new operating directives (refer to Notes 3 and 9). On January 24, 2005, the Company approved a special resolution to change the name of the Company from Carlin Gold, Inc. to Uranium Energy Corp. On February 28, 2006; the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock.

Since November 1, 2004, the Company has acquired mineral leases, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Texas, Colorado, and Utah. To June 30, 2006, interests in approximately 12,940 net acres of mineral properties have been staked or leased by the Company. In May of 2006 the Company began drilling operation on the Goliad Project in south Texas. The Phase I program calls for 32,000 feet of drilling, consisting of 70 test holes.

GOING CONCERN
The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at June 30, 2006, the Company has an accumulated deficit of $9,621,875. The Company is in the exploration stage of its mineral property development and to date has not yet established any known mineral reserves on any of its existing properties. The ability of the Company to continue as a going concern is dependent on raising capital to fund its planned mineral exploration work and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its initial operations by way of private placements and advances from related parties as may be required. To date, the Company has completed private placements and the exercise of options for total proceeds of $7,558,496 from the issuance of shares of the Company's common stock.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

ORGANIZATION
The Company was incorporated on May 16, 2003 in the State of Nevada. The Company's fiscal year end is December 31.

BASIS OF PRESENTATION
These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

MINERAL PROPERTY EXPENDITURES
Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

To date, the Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To June 30, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

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

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2006, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

STOCK-BASED COMPENSATION
On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), SHARE-BASED PAYMENT, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3:  MINERAL EXPLORATION PROPERTIES
--------------------------------------------------------------------------------

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

During 2005, the Company acquired lease interests in twenty-one further uranium exploration mineral properties totaling 7,413 gross acres in the States of Arizona, Colorado, Texas, Wyoming, and Utah, at a cost of $181,113, for five years with an option to renew for five years.

During the first six months of 2006 the Company acquired an additional 4,601 acres in Wyoming, Texas and New Mexico at a cost of $111,124. As of June 30, 2006, a total of 13,554 gross acres (12,940 net mineral acres) of mineral properties have been staked or leased by the Company in the states of Arizona, Colorado, Wyoming, Texas, New Mexico and Utah for the purposes of uranium exploration for a total cost of $303,886. These leases are subject to 5.0% to 8.25% net royalty interests.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3:  MINERAL EXPLORATION PROPERTIES (CONTINUED)
--------------------------------------------------------------------------------

Included in the aforementioned lease totals, under the terms of a June 13, 2006 ten year mining lease agreement the Company paid an initial lease payment of $50,000 in June 2006 and is required to pay:

1.            future production royalties as follows:

     (a) if the sales price of uranium mined by the Company is less than $50 per pound, a production royalty of 5% of net proceeds; and
     (b) if the sales price is greater than$50 per pound, a production royalty of 6% of net proceeds; and

2. minimum advance royalties and set-off for production royalties, as follows:

     (a)  $30,000 on or before September 15, 2006;
     (b)  $30,000 on or before January 1, 2007;
     (c)  $50,000 on or before June 1, 2007;
     (d)  $500,000 on or before December 1, 2007;
     (e)  $500,000 on or before December 1, 2008; and
     (f) $50,000 on or before December 1, 2009 and a further $50,000 on or before December 1st of every year subsequent to December 1, 2009 and as long thereafter as uranium or other mined substances are being produced in commercial quantities from the leased land or land pooled therewith.

NOTE 4:  CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization at June 30, 2006 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

2005 SHARE TRANSACTIONS
On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the "Option") granting the Company the option to acquire certain uranium leases in the State of Texas. In consideration for the Option, the Company made a cash payment of $50,000 and issued 750,000 shares of restricted common stock at a value of $0.333 per share for a total value of $250,000 which was recorded as mineral property expenditures. Subsequent to year end, the Company paid a further cash payment of $150,000 on February 1, 2006 under the terms of the Option. The Option, if fully exercised requires a further issuance of an additional 1,500,000 shares of restricted common stock in 500,000 share installments due six, twelve, and eighteen months from the effective date of the Option. On April 9, 2006 the Company completed the six month installment of shares by issuing 500,000 restricted common shares at a value of $2.30 per share for a total value of $1,150,000 which was recorded as mineral property expenditures. (refer to Note 3)

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4:  CAPITAL STOCK (CONTINUED)
--------------------------------------------------------------------------------

2006 SHARE TRANSACTIONS
On January 15, 2006 the Company issued 18,750 restricted common shares at a price of $0.3333 per share for a value of $6,250 in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 12,500 restricted common shares for three further quarters following the effective date of the agreement. In accordance with the terms of the Agreement the Company issued 12,500 restricted common shares at $2.40 per share for a value of $30,000 on April 15, 2006. A total of $36,250 has been recorded as mineral property expenditures in the period.

On March 10, 2006, the Company received a subscription for 250,000 units at $1.00 per share purchase unit from a shareholder and consultant to the Company for net proceeds to the Company of $250,000. These shares were issued in April, 2006. The 250,000 units are comprised of 250,000 restricted common shares and 250,000 common share purchase warrants in the capital of the Company with piggyback registration rights for all securities underlying the units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of (i) 12 months from the date of issuance or (ii) six months from the effective date of registration.

On April 24, 2006, the Company received a subscription for 50,000 units at $1.00 per share purchase unit from a shareholder and consultant to the Company for net proceeds to the Company of $50,000. These shares were issued in July of 2006. The 50,000 units are comprised of 50,000 restricted common shares and 50,000 common share purchase warrants in the capital of the Company with piggyback registration rights for all securities underlying the units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of (i) 12 months from the date of issuance or (ii) six months from the effective date of registration.

On May 25, 2006 the Company completed a private placement for 2,500,000 units at a subscription price of $2.00 with gross proceeds to the Company of $5,000,000. Each unit is comprised of one common share and one-half warrant on one non-transferable share purchase warrant of the company. Each whole warrant entitles the share purchaser an additional common share of the Company until the earlier of 12 months from the date of issuance of the units or six months from the effective date of the Company's proposed registration statement. The price of the warrants is $2.50 per warrant share. The Company has paid finders' fees in conjunction with the completion of the private placement of $329,700 in cash and 471,000 non-transferable common share purchase warrants on the same terms and conditions in the private placement warrants. The fair value of these warrants at the date of grant of $992,894 was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 325%. All finders' fees have been recorded against the proceeds of the private placement and the warrants have been recorded as a separate component of stockholders' equity.

On June 13, 2006 the Company completed an additional non-brokered private placement of 25,000 units which were subscribed to under the same terms and conditions as the May 25, 2006 private placement, with gross proceeds to the Company of $50,000.

SHARE PURCHASE WARRANTS
Share purchase warrants outstanding at June 30, 2006 are:


                               Weighted         Number of warrants to    Weighted average remaining
Range of exercise prices       average price    purchase shares         contractual life (in years)
---------------------------------------------------------------------------------------------------

$1.25 - $3.00                  $2.35            2,033,500                        0.69



URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4:  CAPITAL STOCK (CONTINUED)
--------------------------------------------------------------------------------

SHARE PURCHASE WARRANTS (CONTINUED)
A summary of the Company's stock purchase warrants as of June 30, 2006 and changes during the period ended is presented below:


                                                                 Weighted average
                                            Number of warrants   exercise price per      Weighted average remaining in
                                                                 share                   contractual life (in years)
                                           --------------------- ----------------------- --------------------------------
Outstanding at Dec 31, 2005                                   -                $   -                                 -
Granted                                               2,033,500                  2.35                              0.69
Expired                                                      -                     -                                 -
Exercised                                                    -                     -                                 -
                                           --------------------- ----------------------- --------------------------------
Balance at June 30, 2006                              2,033,500                $ 2.35                              0.69
                                           ===================== ======================= ================================

DEFERRED COMPENSATION
On December 16, 2005 the Company issued 1,950,000 shares of restricted common stock at a price of $0.333 per share for a value of $650,000 to three members of management as per their management agreement with the Company which is for a one year term commencing January 1, 2006. The $650,000 charge was recorded as deferred compensation and is being expensed over a one year term. Accordingly, $325,000 has been expensed as management fees during the six month period ended June 30, 2006.

On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,500 to a consultant in connection with a one year corporate finance consulting services agreement of the same date. The consultant will provide among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company's various business interests. The $257,500 charge was recorded as deferred compensation and is being expensed over a one year term. Accordingly, $107,292 has been expensed as consulting fees during the six month period ended June 30, 2006.

On March 1, 2006, the Company entered into a corporate relations consulting services agreement with a shareholder of the Company for a six month initial term. The agreement requires the Company to pay $5,000 per month during the initial term and issue 500,000 warrants exercisable at $1.00 per share for a ten year term. The shares underlying the warrants have piggy back registration rights. The fair value of these warrants at the date of grant of $1,618,526 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 79%. The $1,618,526 charge has been recorded as deferred compensation and is being expensed over a six month term. Accordingly, $1,079,017 has been expensed as consulting fees during the six month period ended June 30, 2006.

On April 1, 2006 the Company entered into a twelve month Consulting Agreement with EurXchange Consulting Ltd., to provide consulting services with financial and investor public relations and related matters in the Federal Republic of Germany. The Company paid approximately $370,000 (290,000 EUR) in cash for current contract expenditures and issued 400,000 restricted common shares of the Company at a price of $2.25 per share for a value of $900,000. The $900,000 charge has been recorded as deferred compensation and is being expensed over a one year period. Accordingly, $225,000 has been expensed as consulting fees during the six month period ended June 30, 2006.

NOTE 5:  STOCK OPTION PLAN
--------------------------------------------------------------------------------

On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,250,000 shares at $0.333 per share. The majority of shareholders of the Company ratified and approved the Stock Option Plan effective February 1, 2006. On April 10, 2006 the Company amended its 2005 Stock Option Plan whereby, subject to adjustment from time to time as provided in Article 11.1, the number of common shares available for issuance under the Plan was increased from 3,500,000 shares to 7,500,000 shares.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5:  STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

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

On February 9, 2006, the Company filed a Form S-8 to register 2,000,000, $0.50 stock options.

On February 14, 2006, 1,200,000 share options were exercised at $0.333 per share by consultants to the Company for net proceeds of $400,000.

On March 2, 2006, 300,000 share options were exercised at $0.333 per share by consultants to the Company for net proceeds of $100,000.

On April 10, 2006, 1,500,000 stock options were granted to consultants at $1.00 per share. The term of these options is ten years. In management's opinion, given the Company's current market price and the exercise price of the options granted, the fair value of these options at the date of grant of $1,956,149 was estimated using the Black-Scholes option pricing model with an expected life of one month, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 325% and has been recorded as stock based compensation expense in the period. On April 21, 2006 the Company filed Form S-8 to register 1,500,000 stock options.

On April 21, 2006, the Company issued 610,000 S-8 registered common shares in connection with the exercise of share options by consultants to the Company for $450,000 net proceeds to the Company.

On April 24, 2006, the Company issued 500,000 S-8 registered common shares in connection with the exercise of share options by consultants to the Company for $500,000 net proceeds to the Company.

On May 3, 2006, the Company issued 300,000 S-8 registered common shares in connection with the exercise of share options by consultants to the Company for $100,000 net proceeds to the Company.

On June 3, 2006, the Company issued 112,500 S-8 registered common shares in connection with the exercise of share options by consultants to the Company for $37,500 net proceeds to the Company.

As of June 30, 2006, 5,010,000 common stock purchase options under the Company's 2005 Amended Stock Option Plan have been granted and 3,022,500 were exercised during the period.

A summary of the Company's stock options as of June 30, 2006 and changes during the period ended is presented below:


                                         --------------------- ----------------------- -----------------------
                                                                  Weighted average        Weighted average
                                                Number of          exercise price      remaining contractual
                                               options               per share            life (in years)
                                         --------------------- ----------------------- -----------------------
Outstanding at December 31, 2005                   4,725,000          $  0.333                   9.98
Granted                                            1,785,000             0.457                   5.00
Exercised                                         (3,022,500)              -                       -
                                         --------------------- ----------------------- -----------------------
Outstanding as June 30, 2006                       3,487,500          $  0.453                   9.68
                                         ===================== ======================= =======================


URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6:  INCOME TAXES
--------------------------------------------------------------------------------

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

NOTE 7:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company has executed an employment agreement with its Chief Operating Officer and committed to pay him a monthly fee of $10,000 and to grant him 375,000 stock options in 2005 exercisable over a ten year term at $0.333 per share. The options were granted as follows: 202,500 on December 20, 2005 and 172,500 on February 1, 2006.

During the period ended June 30, 2006, the Company had transactions with certain officers and directors of the Company as follows: the Company incurred $464,114 in management fees and benefits. Also during the period $150,000 of advances to the Company from a shareholder and consultant, were settled on the exercise of 450,000 options at $0.333 per share.

During the period ended June 30, 2006 the Company paid $10,224 for marketing and media services to a private company owned by its president.

Other related party transactions are disclosed in notes 3, 4 and 5.

NOTE 8 - COMMITMENTS
--------------------------------------------------------------------------------

On December 1, 2005 the Company entered into a Financial Consulting Services Agreement with International Market Trend, AG. The term of the Agreement is for twelve months, effective February 1, 2006. In consideration for IMT entering into this Agreement, the Company agreed to deliver to IMT or its nominees 1,300,000 in stock options of the Company's common stock at a price of $0.50 per share. These options were granted on December 20, 2005. In addition, IMT will receive $10,000 per month.

NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------
On January 15, 2006 the Company issued 18,750 restricted common shares at a price of $0.3333 per share for a value of $6,250 in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 12,500 restricted common shares for three further quarters following the effective date of the agreement. On April 15, 2006 as per the Agreement the Company issued a further 12,500 restricted common shares at a price of $2.40 for a value of $30,000. (refer to Note 4)

On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,000 to a consultant in connection with a corporate finance consulting services agreement of the same date.
Accordingly this cost has been recorded as deferred compensation in the statement of stockholders equity. The amount expensed to stock-based compensation for the period ended June 30, 2006 was $107,292. (refer to Note 4).

On April 1, 2006 the Company entered into a twelve month Consulting Agreement with EurXchange Consulting Ltd., to provide consulting services with financial and investor public relations and related matters in the Federal Republic of Germany. The Company issued 400,000 restricted common shares of the Company at a price of $2.25 per share for a value of $900,000. Accordingly this cost has been recorded as deferred compensation in the statement of stockholders' equity. The amount expensed to stock-based compensation for the period ended June 30, 2006 was $225,000. (refer to Note 4).

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

On April 9, 2006 the Company issued 500,000 restricted common shares as per the Agreement at a value of $2.30 per share for a total value of $1,150,000 in connection with a Mineral Asset Option Agreement that was signed in October of 2005. The Option Agreement, if fully exercised, requires a further issuance of an additional 1,500,000 shares of restricted common stock in 500,000 share installments due, twelve, and eighteen months from the effective date of the Option. (refer to Note 4)


NOTE 10: SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On July 5, 2006 the Company acquired 537.16 acres in New Mexico by way of staking for $4,420.

On July 27, 2006 the Company entered into an option agreement to sell its Cadena data base to High Plains Uranium, Inc., for $150,000 in cash, 333,333 free trading shares in the Canadian based public company, and a 1% royalty on any mined substance produced on any mineral interest or claim covered by the data base. To date the Company has only received the $150,000 in cash.

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our" or the "Company" refer to Lexington Resources, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Uranium Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (December 5, 2005), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "URME:OB".

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

         As of the date of this Quarterly Report, we have acquired interests in forty uranium exploration mineral properties totaling 14,092 gross acres in the States of Arizona, Colorado, Texas, Wyoming, New Mexico and Utah for aggregate consideration of $308,306. These properties have been either leased or staked, which we intend to explore for economic deposits of uranium. These leases are also subject to 5.0% to 8.25% net royalty interests. Each of these properties has been the subject of historical exploration by other mining companies, and provides indications that uranium may exist in economic concentrations. We have access to historical exploration data that may provide indications of locations that may contain unknown quantities of uranium. The data consists chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product, and maps, that help guide our property acquisition strategy. The basis for management's belief that there may be indications uranium may exist in economic concentrations on our leased and staked properties are based as follows with specific reference to each state where we have leased or staked exploration property interests. The basis of information in each state pertains to prior exploration conducted by other companies, or management information and work product derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

         During the six-month period ended June 30, 2006, we acquired 5,512 acres of leases in the States of New Mexico, Texas, Arizona, Colorado, Utah and Wyoming for an aggregate consideration of $113,670.

MINERALS EXPLORATION PROPERTIES

         We are participating in our mineral properties in the States of Arizona, Colorado, New Mexico and Wyoming by way of quitclaim deed. The properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). There are claim blocks deeded to us in this manner in Arizona, and further claim blocks in Colorado. The deeds are in effect for five years, and carry renewable five-year terms for an indefinite period, provided that the annual processing fees are in good standing with the BLM. The claims were entered into between November 4, 2004 and July 5, 2006, corresponding to initial terms of expiry between November 4, 2009 and April 21, 2010. Annual processing fees to be paid to the BLM vary from county to county but are relatively nominal. We will also be required to remediate the land upon termination of the deed - bringing the land back to its original state prior to the commencement of our exploration activities. These costs are not determinable at this time.

         In the States of Utah, Wyoming and Texas, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. As of the date of this Quarterly Report, we have executed one lease in Utah, and further leases in Texas and Wyoming. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium only, with any other minerals, including, for example, petroleum, reverting to the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, we must renegotiate the terms of a new lease. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties in the amount of 5.0% to 8.25% of net proceeds received.

         As of the date of this Quarterly Report, we have the following gross and net acre mineral property interests in states indicated below under lease:

                                    GROSS ACRES      NET ACRES

 ARIZONA                               2,231.28       2,231.28

 COLORADO                              1,074.32       1,074.32

 UTAH                                    640.00         640.00

 WYOMING                               6,415.18       6,415.18

 TEXAS                                 2,697.86       2,083.48


NEW MEXICO                             1,033.00       1,033.00
                                ---------------- --------------

TOTAL                                 14,091.64      13,477.26
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

URANIUM MINING LEASE

         On June 13, 2006, we entered into a ten-year uranium mining lease (the "Lease") with John G. Jebsen and John Triantis (collectively, the "Lessor"), pursuant to which the Lessor granted and leased to us certain acreage consisting of 41 unpated lode mining claims located in Carbon County, Wyoming. In accordance with the terms and provisions of the Lease, we shall: (i) investigate, explore, prospect, drill, solution mine, produce, extract, treat, process, and store uranium, thorium and other fissionable associated substances (the "Leased Substances"); (ii) pay to the Lessor an aggregate of $50,000 for the Lease; and (iii) pay to the Lessor a production royalty as follows: (a) in the event the sales price for the Leased Substances mined by us is less than $0.50 per pound, five percent (5%) of the net proceeds received, and (b) in the event the sales price for the Leased Substances mined by us exceeds $0.50 per pound, six percent (6%) of the net proceeds received. In addition to the payments required to be made by us under the terms of the Lease as discussed, we shall pay additional minimum advance royalties as follows: (i) $30,000 on or before September 15, 2006; (ii) $30,000 on or before January 1, 2007; (iii) $50,000 on or before June 1, 2007; (iv) $500,00 on or before December 1, 2007;
(v) $500,00 on or before December 1, 2008; (vi) $50,000 on or before December 1, 2009; and (vi) $50,000 on or before December 1st of every year subsequent to December 1, 2009 and as long thereafter as Leased Substances are being produced in commercial quantities from the property subject to the Lease.

OPTION TO PURCHASE ASSETS AGREEMENT

         On July 27, 2006, we entered into an option to purchase assets (the "Option") with High Plains Uranium Inc. ("High Plains"), pursuant to which we agreed to sell our unencumbered database consisting of 813 mobile drill logs (e-logs and lithlogs), 242 Moore Energy logs and certain drill hole location maps, reserve calculations, survey data and core analyses (collectively, the "Cadena Database"). In accordance with the terms and provisions of the Option:
(i) High Plains shall within thirty calendar days (the "Option Period") pay us a non-refundable cash payment in the aggregate amount of $150,000, with an initial option payment of $25,000 paid on the date of execution of the Option and the final option payment of $125,000 on or before the end of the Option Period; and
(ii) High Plains shall issue to us 333,333 shares of their common stock. Prior to exercise of the Option, High Plains may terminate the Option by providing a notice of termination to us in writing of its desire to do so at least five days prior to its decision to terminate. In the event the Option is terminated, High Plains shall have no right or entitlement to the Cadena Data or option payments made to date. To date, we have received $150,000 in cash.

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2005

         Our net loss for the six-month period ended June 30, 2006 was approximately ($7,470,414) compared to a net loss of ($278,145) during the six-month period ended June 30, 2005 (an increase of $7,192,269). During the six-month periods ended June 30, 2006 and 2005, respectively, we did not generate any revenue from operations. During the six-month periods ended June 30, 2006 and 2005, we earned $13,172 and $803, respectively, in interest income.

         During the six-month period ended June 30, 2006, we incurred expenses of approximately $7,483,586 compared to $278,948 incurred during the six-month period ended June 30, 2005 (an increase of $7,204,638). These operating expenses incurred during the six-month period ended June 30, 2006 consisted of: (i) mineral property expenditures of $1,741,336 (2005: $156,615); (ii) general and administrative expenses of $1,324,083 (2005: $40,210); (iii) management fees of $464,114 (2005: $55,052); (iv) professional fees of $137,264 (2005: $27,071);
(v)management fees - stock-based relating to the valuation of Stock Options granted to our officers and directors of $325,000 (2005: $-0-); and (vi) consulting fees - stock-based relating to the valuation of Stock Options granted to our consultants of $3,491,789 (2005: $-0-).

         Operating expenses incurred during the six-month period ended June 30, 2006 increased primarily due to the increase in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. General and administrative expenses incurred during the six-month period ended June 30, 2006 increased primarily relating to corporate marketing and increased business operations relating to the increased number of uranium properties acquired. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Stock based compensation relating to management fees and consulting fees incurred during the six-month period ended June 30, 2006 increased due to the recording of the non-cash expense of $325,000 and $3,491,789, respectively, in connection with the grant of the Stock Options.

         Of the $7,483,586 incurred as expenses during the six-month period ended June 30, 2006, an aggregate of $60,000 was incurred payable to International Market Trend ("IMT") for amounts due and owing for operational, administrative and financial services rendered during the six-month period ended June 30, 2006. On December 1, 2005, we entered into a financial consulting agreement with IMT (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) we pay to IMT $10,000 monthly for services rendered by IMT; and (ii) we granted to IMT and/or its designates 1,300,000 Stock Options exercisable at $0.50 per share.

         Of the $7,483,586 incurred as expenses during the six-month period ended June 30, 2006, an aggregate of $464,114 was incurred payable to certain officers and directors in management fees and benefits. On February 15, 2006, we executed an employment agreement with Harry Anthony, our Chief Operating Officer, pursuant to which we pay Mr. Anthony a monthly fee of $10,000. During this period, we paid an aggregate of $94,000 against the amounts due and owing in management fees. As at June 30, 2006, an aggregate of Nil is due and owing to an officer and director in fees and expenses.

         Our net loss during the six-month period ended June 30, 2006 was ($7,470,414) or ($0.31) per share compared to a net loss of ($278,145) or ($0.03) per share during the six-month period ended June 30, 2005. The weighted average number of shares outstanding was 23,874,921 for the six-month period ended June 30, 2006 compared to 16,700,592 for the six-month period ended June 30, 2005.

THREE-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2005

         Our net loss for the three-month period ended June 30, 2006 was approximately ($6,230,718) compared to a net loss of ($171,262) during the three-month period ended June 30, 2005 (an increase of $6,059,456). During the three-month periods ended June 30, 2006 and 2005, respectively, we did not generate any revenue from operations. During the three-month periods ended June 30, 2006 and 2005, we earned $13,172 and $398, respectively, in interest income

         During the three-month period ended June 30, 2006, we incurred expenses of approximately $6,243,890 compared to $171,660 incurred during the three-month period ended June 30, 2005 (an increase of $6,072,230). These operating expenses incurred during the three-month period ended June 30, 2006 consisted of: (i) mineral property expenditures of $1,496,798 (2005: $85,625); (ii) general and administrative expenses of $1,165,857 (2005: $34,138); (iii) management fees of $285,907 (2005: $27,397); (iv) professional fees of $78,041 (2005: $24,500); (v)
management fees - stock-based compensation relating to the valuation of Stock Options granted to our officers and directors of $162,500 (2005: $-0-); and (vi) consulting fees - stock-based compensation relating to the valuation of Stock Options granted to our consultants of $3,054,787 (2005: $-0-).

         Operating expenses incurred during the three-month period ended June 30, 2006 increased primarily due to the increase in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. General and administrative expenses incurred during the three-month period ended June 30, 2006 increased primarily relating to corporate marketing and increased business operations relating to the increased number of uranium properties acquired. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Stock based compensation relating to management fees and consulting fees incurred during the three-month period ended June 30, 2006 increased due to the recording of the non-cash expense of $162,500 and $3,054,787, respectively, in connection with the grant of the Stock Options.

         Our net loss during the three-month period ended June 30, 2006 was ($6,230,718) or ($0.24) per share compared to a net loss of ($171,262) or ($0.01) per share during the three-month period ended June 30, 2005. The weighted average number of shares outstanding was 25,866,734 for the three-month period ended June 30, 2006 compared to 17,020,396 for the three-month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

SIX-MONTH PERIOD ENDED JUNE 30, 2006

         As at the six-month period ended June 30, 2006, our current assets were $4,060,008 and our current liabilities were $161,781, which resulted in a working capital surplus of $3,898,227. As at the six-month period ended June 30, 2006, current assets were comprised of: (i) $4,037,681 in cash and cash equivalents; and (ii) $22,327 in prepaid expenses. As at the six-month period ended June 30, 2006, current liabilities were comprised of $161,781 in accounts payable and accrued liabilities.

         As at the six-month period ended June 30, 2006, our total assets were $4,086,378 comprised of current assets. The increase in assets during the six-month period ended June 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in cash and cash equivalents.

         As at the six-month period ended June 30, 2006, our total liabilities were $161,781 comprised of current liabilities. The decrease in liabilities during the six-month period ended June 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the decrease in amounts due to related parties.

         Stockholders' equity increased from ($215,828) for fiscal year ended December 31, 2005 to $3,924,597 for the six-month period ended June 30, 2006.

         We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2006, net cash flows used in operating activities was ($2,649,193), consisting primarily of a net loss of ($7,470,414). Net cash flows used in operating activities was adjusted by $3,816,789 to reconcile the non-cash expense of $3,816,789 for the grant of the Stock Options and by $1,150,000 to reconcile non-cash exploration expenses.

         For the six-month period ended June 30, 2006, net cash flows from financing activities was $6,607,800 pertaining primarily to proceeds received from the sale of our common stock.

         We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

         Existing working capital and debt and equity funding are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and the exercise of Stock Options. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

MATERIAL COMMITMENTS

         A material commitment for us during fiscal year 2006 is the aggregate amount of $375,000 due and owing to EurXchange Consulting Ltd. ("EurXchange") pursuant to the terms and provisions of a consulting agreement between us and EurXchange dated April 1, 2006 (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) we agreed to pay an aggregate of $290,000 EUR ($370,000 U.S. Dollars), with the first installment paid as of April 1, 2006 and the second and third installments of $80,000 EUR due and owing on April 30, 2006 and May 30, 2006, respectively; (ii) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; and (iii) we issued to EurXchange an aggregate of 400,000 shares of our restricted common stock. See "Part II. Item 2. Recent Sales of Unregistered Securities."

         During March 2006, we committed to spend approximately $450,000 on company image market development.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM III. CONTROLS AND PROCEDURES

         Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Amir Adnani, our Chief Executive Officer, and Mr. D. Bruce Horton, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our six-month quarterly period ended June 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE REPORT

         The Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. D. Bruce Horton and Mr. Alan Lindsay. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in April 2004 and operates under a written charter adopted by our Board of Directors.

         The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the six-month period ended June 30, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2006 filed with the Securities and Exchange Commission.


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

EUROTRADE MANAGEMENT GROUP LTD.

         During the six-month period ended June 30, 2006, we authorized and approved the issuance to Eurotrade Management Group Ltd. ("Eurotrade") an aggregate of 515,000 pre-forward stock split shares (772,500 post forward stock split shares) of our restricted common stock at $0.50 per share in accordance with the terms and provisions of a consulting services agreement with Eurotrade dated February 1, 2006 (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement, we agreed: (i) to retain Eurotrade as a consultant for a one-year period effective February 1, 2006 (the "Effective Date"); (ii) within ten calendar days from the Effective Date, to issue to Eurotrade an aggregate 515,000 pre-forward stock split shares of our restricted common stock (772,500 post-forward stock split shares); and
(iii) to reimburse Eurotrade for all pre-approved, direct and reasonable expenses actually and properly incurred by Eurotrade for our benefit in connection with its performance of consulting services. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

DRILLING DATABASE INFORMATION AGREEMENT

         During the six-month period ended June 30, 2006, we issued an aggregate of 18,750 pre-forward stock split shares of our restricted common stock (28,125 post-forward stock split shares) in accordance with the terms and provisions of a drilling database information agreement with Jim Knupke ("Knupke") dated January 15, 2006 (the "Drilling Database Agreement"). On May 11, 2006, we issued a further 12,500 post-forward stock split shares of our restricted common stock. In accordance with the terms and provisions of the Drilling Database Agreement:
(i) we are required to make cash payments to Knupke of $2,000 per month payable quarterly; (ii) issue an aggregate of 12,500 pre-Forward Stock Split shares of our restricted common stock (18,750 post-Forward Stock Split); and (iii) issue a further 12,500 pre-Forward Stock Split shares of our restricted common stock (18,750 post-Forward Stock Split) quarterly for the next three quarters following the effective date of the Drilling Database Agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

PRIVATE PLACEMENT OFFERING

         During the six-month period ended June 30, 2006, we engaged in a private placement offering under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placement, we issued an aggregate of 2,500,000 units (the "Unit(s)") at a subscription price of $2.00 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common stock purchase warrant (the "Warrant"), with each such resulting whole Warrant entitling the holder thereof to purchase an additional shares of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units (May 11, 2006) and ending on the day which is the earlier of: (i) twelve months from the date of issuance of the Units; or (ii) six months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $2.50 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. Finder's fees payable on the transaction is 7% of the gross proceeds raised from the sale of the Units payable in cash plus 10% of the gross Units issued payable in Warrants identical to those provided in the Units.

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

         On May 10, 2006, the shares pursuant to these subscriptions were issued in the aggregate of 300,000 restricted common shares.

         On June 13, 2006, we completed an additional private placement of 25,000 Units, which were subscribed to under the same terms and provisions as discussed above.

STOCK OPTIONS

         During the six-month period ended June 30, 2006, we issued an aggregate of 3,022,500 shares of our common stock pursuant to the exercise of a total of 3,022,500 Stock Options for aggregate proceeds of $1,587,500. The shares of common stock were subject to S-8 registration statements.

         During the six-month period ended June 30, 2006, we granted an aggregate of 1,785,000 Stock Options to certain officers, directors and consultants. Of the 3,285,000 Stock Options granted, 285,000 Stock Options were granted at $0.33 per share and 1,500,000 Stock Options were granted at $1.00 per share.

         On April 10, 2006, we amended our 2005 Stock Option Plan. See "Part II.
Item 5. Other Information."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5. OTHER INFORMATION

2005 STOCK OPTION PLAN

         On April 10, 2006, our Board of Directors authorized and approved an amendment to the 2005 stock option plan (which was originally authorized and approved by our Board of Directors on December 19, 2005) (the "Stock Option Plan").

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

         Report on Form 8-K Item 1.01 filed with the Securities and Exchange Commission on February 17, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 17, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 17, 2006.

         Amendment to Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on March 3, 2006.

         Exhibits:

         10.1 Consulting Agreement between Uranium Energy Corp. and EurXChange Consulting Ltd. dated April 1, 2006 filed with the Securities and Exchange Commission on May 14, 2006 as exhibit to Quarterly Report on Form 10-QSB for three-month period ended March 31, 2006.

         10.2 Amended 2005 Stock Option Plan of Uranium Energy Corp filed with the Securities and Exchange Commission on May 14, 2006 as exhibit to Quarterly Report on Form 10-QSB for three-month period ended March 31, 2006.

         10.3 Uranium Mining Lease dated June 13, 2006 between Uranium Energy Corp. and John G. Jebsen and John Triantis.

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


                                             URANIUM ENERGY CORP.

Dated: August 16, 2006                       By: /s/ AMIR ADNANI
                                             ---------------------------
                                             Amir Adnani, President and
                                             Chief Executive Officer


Dated: August 16, 2006                       By: /s/ D. BRUCE HORTON
                                             ---------------------------
                                             D. Bruce Horton, Chief Financial
                                             Officer