Form 10QSB
period 2006-09-30
URANIUM ENERGY CORP
filed 2006-11-20
CIK 1334933

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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



                   (512) 828-6980 (Issuer's telephone number)


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

                                   Yes  X       No
                                      _____       ______

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes          No  X
                                      _____       ______

                    Applicable   only  to   issuers   involved   in   bankruptcy
proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes          No
                                      _____       ______

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of November 10, 2006

Common Stock, $.001 par value                       29,152,338

Transitional Small Business Disclosure Format (check one)

                                  Yes          No  X
                                      _____       ______

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         BALANCE SHEETS

         INTERIM STATEMENTS OF OPERATIONS

            INTERIM STATEMENTS OF CASH FLOWS

         NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                   23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
____________________________




                              URANIUM ENERGY CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                          INTERIM FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2006
                                   (UNAUDITED)







BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS


NOTES TO INTERIM FINANCIAL STATEMENTS


___________________________________________________________________________________________________________________________

                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)

                                 BALANCE SHEETS

___________________________________________________________________________________________________________________________



                                                                                 September 30,           December 31,
                                                                                      2006                   2005
___________________________________________________________________________________________________________________________
                                                                                  (unaudited)

 CURRENT ASSETS
 Cash and cash equivalents                                                            $   2,403,744            $   107,160
 Accounts receivable                                                                        250,891                      -
 Prepaid expenses                                                                            12,642                    300
___________________________________________________________________________________________________________________________
                                                                                          2,667,277                107,460
  RESTRICTED CASH (Note 3)                                                                  146,478                      -
  PROPERTY AND EQUIPMENT (Note 4)                                                           178,420                      -
___________________________________________________________________________________________________________________________

                                                                                      $   2,992,175            $   107,460
============================================================================================================================




 CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                            $     184,064             $  114,456
    Due to related parties (Note 9)                                                               -                208,832
___________________________________________________________________________________________________________________________

                                                                                            184,064                323,288
___________________________________________________________________________________________________________________________

CONTINGENCIES AND COMMITMENTS (Notes 1, 4 & 5)

 STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 6)
        Common stock $0.001 par value: 750,000,000 shares authorized
   28,327,338 shares issued and outstanding
   (December 31, 2005 - 20,461,083)                                                          28,327                 20,461
  Additional paid-in capital                                                             14,739,418              2,565,172
  Common stock purchase warrants                                                            992,894                      -
  Deferred compensation (Note 6)                                                           (698,333)              (650,000)
    Deficit accumulated during the exploration stage                                    (12,252,195)            (2,151,461)
___________________________________________________________________________________________________________________________

                                                                                          2,808,111               (215,828)
___________________________________________________________________________________________________________________________

                                                                                      $   2,992,175            $   107,460
============================================================================================================================


The accompanying notes are an integral part of these interim unaudited financial statements.



                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                            Three months   Three months  Nine months          Nine months     For the Period from
                                                Ended          Ended        Ended                Ended           May 16, 2003
                                            September 30,  September 30,  September 30,      September 30,     (inception) to
                                                2006           2005           2006                2005        September 30, 2006
_________________________________________________________________________________________________________________________________
                                                  $              $               $                 $                 $

EXPENSES

Mineral property expenditures, net of
  recoveries                                      877,919        166,983         2,613,019          323,598           3,646,699
General and administrative                        440,294         32,613         1,755,627           73,629           1,907,524
Management fees                                   307,773         (2,245)          780,637           90,265             954,098
Management fees - stock based                     162,500              -           487,500                -             487,500
Professional fees                                  60,709         35,212           194,974           44,826             305,014
Consulting - stock based compensation             828,884              -         4,326,923                -           5,010,931
_________________________________________________________________________________________________________________________________

                                                2,678,079        232,563        10,158,680          532,318          12,311,766
_________________________________________________________________________________________________________________________________


LOSS BEFORE OTHER ITEMS                        (2,678,079)      (232,563)      (10,158,680)        (532,318)        (12,311,766)
_________________________________________________________________________________________________________________________________


INTEREST INCOME                                    33,081            657            46,254            1,460              47,879
OTHER INCOME                                        9,692              -             9,692                -               9,692
_________________________________________________________________________________________________________________________________

                                                   42,773            657            55,946            1,460              57,571
_________________________________________________________________________________________________________________________________


 NET LOSS FOR THE  PERIOD                      (2,635,306)      (231,906)      (10,102,734)        (530,858)        (12,254,195)

=================================================================================================================================
 BASIC AND FULLY DILUTED NET LOSS
    PER SHARE                                       (0.09)         (0.01)            (0.40)           (0.03)

=============================================================================================================


 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   28,017,610     17,153,583        25,268,954       16,332,778
=============================================================================================================


The accompanying notes are an integral part of these interim unaudited financial statements.



                              URANIUM ENERGY, CORP.
                           (formerly Carlin Gold Inc.)
                         (an exploration stage company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                          For the Period from
                                                                         Nine months       Nine months        May 16, 2003
                                                                            Ended             Ended          (inception) to
                                                                        September 30,     September 30,       September 30,
                                                                             2006             2005                2006
______________________________________________________________________________________________________________________________
                                                                              $                 $                 $
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss for the period                                                    (10,102,734)        (530,858)        (12,254,195)
 Adjustments to reconcile net loss to net cash
 from operating activities:
   Stock based compensation                                                   4,814,423                -           5,498,431
   Non-cash property and drill data costs                                        85,000                -             360,000
   Non-cash exploration expenses, net of
     non-cash recoveries                                                      1,612,500                -           1,609,429
   Prepaid expenses                                                             (33,169)               -             (12,642)
   Other current assets                                                               -           (1,277)               (300)
   Depreciation                                                                  10,688                -              10,688
   Accounts receivable                                                         (250,891)               -            (250,891)
 Accounts payable and accrued liabilities                                        84,185           (3,988)            187,154
______________________________________________________________________________________________________________________________

 NET CASH FLOWS USED IN  OPERATING ACTIVITIES                                (3,779,998)        (536,123)         (4,852,326)
______________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in restricted cash                                                 (146,478)               -            (146,478)
   Purchase of equipment                                                       (189,108)               -            (189,108)
______________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (335,586)               -            (335,586)
______________________________________________________________________________________________________________________________

 CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of shares for cash                                                 6,621,000          375,000           7,571,696
  Repayments to related parties                                                (208,832)               -                   -
  Convertible debenture proceeds                                                      -                -              20,000
  Advances from related parties                                                       -           39,338                   -
______________________________________________________________________________________________________________________________


 NET CASH FLOWS FROM FINANCING ACTIVITIES                                     6,412,168          414,338           7,591,696
______________________________________________________________________________________________________________________________


INCREASE IN CASH AND CASH EQUIVALENTS                                         2,296,584         (121,785)          2,403,784
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  107,160          406,270                   -
______________________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      2,403,744          284,485           2,403,784
==============================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:

    Cash in bank                                                                 49,942          284,485              49,982
    Short term investments                                                    2,353,802                -           2,353,802
______________________________________________________________________________________________________________________________


                                                                              2,403,744          284,485           2,403,784
==============================================================================================================================
 SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                       -                -                   -
==============================================================================================================================
  Taxes paid                                                                          -                -                   -
==============================================================================================================================
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 11)



The accompanying notes are an integral part of these interim unaudited financial statements.

                              URANIUM ENERGY CORP.
                           (FORMERLY CARLIN GOLD INC.)
                         (AN EXPLORATION STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
________________________________________________________________________________
                                   (UNAUDITED)


NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada as Carlin Gold, Inc. The Company is an exploration stage company that was originally organized to explore and develop precious metals in the United States.

During 2004, the Company changed its business direction from the exploration of precious metals to the exclusive focus on the exploration and development of uranium deposits in the United States and internationally. Due to the change in the Company's core business direction, the Company disposed of its 18 mineral property claims in the State of Nevada. In addition, the Company commenced reorganization, including a reverse stock split by the issuance of 1 new share for each 2 outstanding shares of the Company's common stock and the raising of further capital for its new operating directives (refer to Notes 4 and 10). On January 24, 2005, the Company approved a special resolution to change the name of the Company from Carlin Gold, Inc. to Uranium Energy Corp. On February 28, 2006; the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock.

Since November 1, 2004, the Company has acquired mineral leases, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Texas, New Mexico, Wyoming, Colorado, and Utah. To September 30, 2006, interests in approximately 17,848 net acres of mineral properties have been staked or leased by the Company. In May of 2006 the Company began drilling operation on the Goliad Project in south Texas. The Phase I program calls for 32,000 feet of drilling, consisting of 70 test holes.

GOING CONCERN
The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at September 30, 2006, the Company has an accumulated deficit of $12,254,195. The Company is in the exploration stage of its mineral property development and to date has not yet established any known mineral reserves on any of its existing properties. The ability of the Company to continue as a going concern is dependent on raising capital to fund its planned mineral exploration work and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its initial operations by way of private placements and advances from related parties as may be required. To date, the Company has completed private placements and the exercise of options for total proceeds of $7,571,696 from the issuance of shares of the Company's common stock.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


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

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

MINERAL PROPERTY EXPENDITURES
Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties acquired by way of staking, leasing or option agreements. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To September 30, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

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

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2006, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________


PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives at the following rates:
                  Furniture Fixtures                 20% declining balance
                  Computer equipment                 20% declining balance
                  Mining equipment                   20% declining balance
                  Vehicles                           20% declining balance

All assets are amortized at half their normal rate in the year of acquisition.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.


NOTE 3:  RESTRICTED CASH
________________________________________________________________________________

Restricted cash reflects amounts to be restricted greater than 12 months and accordingly is included in non-current assets. Restricted cash consists of certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% per annum, are automatically renewable and are protected by federal insurance up to $100,000.


NOTE 4:  PROPERTY AND EQUIPMENT
________________________________________________________________________________



                                         September 30,
                                              2006         December 31, 2005
                                          (Unaudited)
   ____________________________________ _________________ ____________________
                                               $                   $

   Furniture and fixtures                         14,373                    -
   Computer equipment                             25,058                    -
   Vehicles                                      113,714                    -
   Mining equipment                               35,963                    -
   ____________________________________ _________________ ____________________
                                                189,108                     -
   Less: accumulated depreciation                10,688                     -
   ____________________________________ _________________ ____________________
   Net book value                               178,420                     -
   ==================================== ================= ====================


Effective August 24, 2006, the Company committed to spend approximately $112,000 on a logging truck which is currently being built. As of September 30, 2006, $50,000 has been paid towards the truck and has been capitalized as vehicle costs.


NOTE 5:  MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

URANIUM EXPLORATION
Since November 1, 2004, the Company has been acquiring mineral leases for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, Utah, Wyoming, and Texas. As of December 31, 2005, five claim blocks in Arizona comprising 1,540 acres of mineral properties had been staked or leased by the Company. A total of $11,649 was expended in the year ended December 31, 2004 to acquire these mineral claims.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 5:  MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the "Moore Option") granting the Company the option to acquire certain uranium leases in the State of Texas for total consideration of $200,000 and 2,000,000 pre-forward split restricted common shares at a deemed value of $0.50 per share. In consideration for the Option and its partial exercise over the option term, the Company made a cash payment of $50,000 and issued 500,000 pre-forward split shares of restricted common stock (750,000 post-split). On February 1, 2006 the Company paid a further cash payment of $150,000. The Option, if fully exercised will require the further issuance of 1,500,000 pre-forward split shares of restricted common stock in 500,000 pre-forward split share installments due on or before the six, twelve, and eighteen months from the effective date of the Option. Title to the properties to be acquired will transfer upon payment of all remaining shares of stock required under the Option, the timing of which may be accelerated at the Company's discretion. During the Option term, the Company has the right as operator to conduct or otherwise direct all exploration on the properties to be acquired under the Option. (Refer to Note 6(b))

On July 27, 2006 the Company entered into an option agreement to sell its Cadena data base to High Plains Uranium, Inc., for $150,000 in non-refundable cash (received), 333,333 shares in the Canadian based public company, valued at approximately $235,040, and a 1% royalty on any mined substance produced on any mineral interest or claim covered by the data base. A total of $385,040 has been credited against mineral property expenditures and the estimated value of the shares has been recorded as accounts receivable. To date the Company has only received the $150,000 in cash however, receipt of the shares is expected prior to the end of 2006.

During 2005, the Company acquired lease interests in twenty-one further uranium exploration mineral properties totaling 7,413 gross acres in the States of Arizona, Colorado, Texas, Wyoming, and Utah, at a cost of $181,113, for five years with an option to renew for five years.

During the first nine months of 2006 the Company acquired an additional 10,663 acres in Wyoming, Texas and New Mexico at a cost of $287,917. As of September 30, 2006, a total of 18,076 gross acres (17,848 net mineral acres) of mineral properties have been staked or leased by the Company in the states of Arizona, Colorado, Wyoming, Texas, New Mexico and Utah for the purposes of uranium exploration for a total cost of $480,679. These leases are subject to 5.0% to 15.25% net royalty interests.

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

2. minimum advance royalties and set-off for production royalties, as follows:

     (a) $30,000 on or before  September  15,  2006  (paid);
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

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 6:  CAPITAL STOCK
________________________________________________________________________________

(A)      SHARE CAPITAL
The Company's capitalization at September 30, 2006 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

All references in these financial statements to the number of common shares, price per share and weighted average number of common shares outstanding prior to the 1:2 reverse stock split and the 1.5:1 forward stock split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

(B)      2006 SHARE TRANSACTIONS

Pursuant to the Moore Option (refer to Note 5) the Company issued:

     (i) 500,000 pre-forward split restricted common shares on April 9, 2006 at a value of $2.30 per share for a total value of $1,150,000; and

     (ii)an additional 250,000 post-split restricted common shares on September 28, 2006 at a value of $1.85 per share, to adjust the share consideration paid to date for the forward 1.5 forward split of the Company's common stock, for an additional value of $462,500. As at September 30, 2006, the total value of the shares issued under the terms of the Moore Option is $1,612,500 which has been recorded as mineral property expenditures. (refer to Note 5)

On January 15 and February 28, 2006 the Company issued an aggregate amount of 18,750 restricted common shares at a price of $0.3333 per share for a value of $6,250 in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 18,750 restricted common shares for three further quarters following the effective date of the agreement. In accordance with the terms of the Agreement the Company issued 12,500 restricted common shares at $2.40 per share for a value of $30,000 on May 11, 2006 and 25,000 restricted common shares at $1.95 per share for a value of $48,750 on September 21, 2006. A total of $85,000 has been recorded as mineral property expenditures in the period.

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

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 6:  CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

(B)      2006 SHARE TRANSACTIONS (CONTINUED)
On April 24, 2006, the Company received a subscription for 50,000 units at $1.00 per share purchase unit from a shareholder and consultant to the Company for net proceeds to the Company of $50,000. These shares were issued in July of 2006. The 50,000 units are comprised of 50,000 restricted common shares and 50,000 common share purchase warrants in the capital of the Company with piggyback registration rights for all securities underlying the units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of (i) 12 months from the date of issuance or (ii) six months from the effective date of registration.

On May 25, 2006 the Company completed a private placement for 2,500,000 units at a subscription price of $2.00 with gross proceeds to the Company of $5,000,000. Each unit is comprised of one common share and one-half warrant on one non-transferable share purchase warrant of the company. Each whole warrant entitles the share purchaser an additional common share of the Company until the earlier of 12 months from the date of issuance of the units or six months from the effective date of the Company's proposed registration statement. The price of the warrants is $2.50 per warrant share. The Company has paid finders' fees in conjunction with the completion of the private placement of $329,700 in cash and 471,000 non-transferable common share purchase warrants on the same terms and conditions in the private placement warrants. The fair value of these warrants at the date of grant of $992,894 was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 374.15%. All finders' fees have been recorded against the proceeds of the private placement and the warrants have been recorded as a separate component of stockholders' equity.

On June 13, 2006 the Company completed an additional non-brokered private placement of 25,000 units which were subscribed to under the same terms and conditions as the May 25, 2006 private placement, with gross proceeds to the Company of $50,000.

(C)      SHARE PURCHASE WARRANTS
Share purchase warrants outstanding at September 30, 2006 are:


                            Weighted         Number of warrants to  Weighted average remaining
Range of exercise prices    average price    purchase shares        contractual life (in years)
___________________________ ________________ ______________________ ___________________________

$1.25 - $3.00               $2.35            2,033,500                       0.49



A summary of the Company's stock purchase warrants as of September 30, 2006 and changes during the period ended is presented below:


                                                                 Weighted average
                                            Number of warrants   exercise price per      Weighted average remaining in
                                                                 share                   contractual life (in years)
                                           _____________________ _______________________ ________________________________
Outstanding at Dec 31, 2005                                   -                $   -                                 -
Granted                                               2,033,500                  2.35                              0.69
Expired                                                      -                     -                                 -
Exercised                                                    -                     -                                 -
                                           _____________________ _______________________ ________________________________
Balance at September 30, 2006                         2,033,500                $ 2.35                              0.49
                                           ===================== ======================= ================================


(D)      DEFERRED COMPENSATION
On December 16, 2005 the Company issued 1,950,000 shares of restricted common stock at a price of $0.333 per share for a value of $650,000 to three members of management as per management agreements with the Company which are for a one year term commencing January 1, 2006. The $650,000 charge was recorded as deferred compensation and is being expensed over a one year term. Accordingly, $487,500 has been expensed as management fees during the nine month period ended September 30, 2006.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 6:  CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

(D)      DEFERRED COMPENSATION (CONTINUED)
On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,500 to a consultant in connection with a one year corporate finance consulting services agreement of the same date. The consultant will provide among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company's various business interests. The $257,500 charge was recorded as deferred compensation and is being expensed over a one year term. Accordingly, $171,667 has been expensed as consulting fees during the nine month period ended September 30, 2006.

On March 1, 2006, the Company entered into a corporate relations consulting services agreement with a shareholder of the Company for a six month initial term. The agreement requires the Company to pay $5,000 per month during the initial term and issue 500,000 warrants exercisable at $1.00 per share for a ten year term. The shares underlying the warrants have piggy back registration rights. The fair value of these warrants at the date of grant of $1,618,526 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 79%. The $1,618,526 charge has been recorded as deferred compensation and is being expensed over a six month term. Accordingly, $1,618,526 has been expensed as consulting fees during the nine month period ended September 30, 2006.

On April 1, 2006 the Company entered into a twelve month Consulting Agreement with EurXchange Consulting Ltd., to provide consulting services with financial and investor public relations and related matters in the Federal Republic of Germany. The Company paid approximately $370,000 (290,000 EUR) in cash for current contract expenditures and issued 400,000 restricted common shares of the Company at a price of $2.25 per share for a value of $900,000. The $900,000 charge has been recorded as deferred compensation and is being expensed over a one year period. Accordingly, $450,000 has been expensed as consulting fees during the nine month period ended September 30, 2006.

NOTE 7:  STOCK OPTION PLAN
________________________________________________________________________________

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

On April 10, 2006, 1,500,000 stock options were granted to consultants at $1.00 per share. The term of these options is ten years. , The fair value of these options at the date of grant of $1,956,149 was estimated using the Black-Scholes option pricing model with an expected life of one month due to market price at the time of grant, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 374.15% and has been recorded as stock based compensation expense in the period. On April 21, 2006 the Company filed Form S-8 to register 1,500,000 stock options.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 7:  STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

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

On August 30, 2006, 40,000 share options were exercised at $0.333 per share by a consultant to the Company for net proceeds of $13,200.

A summary of the Company's stock options as of September 30, 2006 and changes during the period ended is presented below:


                                         _____________________ _______________________ _______________________
                                                                  Weighted average        Weighted average
                                                Number of          exercise price      remaining contractual
                                               options               per share            life (in years)
                                         _____________________ _______________________ _______________________
Outstanding at December 31, 2005                   4,725,000           $ 0.333                  9.23
Granted                                            1,785,000             0.457                  6.78
Exercised                                         (3,062,500)            -                       -
                                         _____________________ _______________________ _______________________
Outstanding as September 30, 2006                  3,447,500           $ 0.453                  9.30
                                         ===================== ======================= =======================


NOTE 8:  INCOME TAXES
________________________________________________________________________________

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

NOTE 9:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company executed an employment agreement with its Chief Operating Officer and committed to pay him a monthly fee of $10,000 and grant him 375,000 stock options in 2005 exercisable over a ten year term at $0.333 per share. The options were granted as follows: 202,500 on December 20, 2005 and 172,500 on February 1, 2006. Refer to Note 10.

During the period ended September 30, 2006, the Company had transactions with certain officers and directors of the Company as follows:

         (a) incurred $780,637 in management fees and benefits and recorded an additional $487,500 in stock based compensation expense (Refer to Note 6(d));
         (b) $150,000 of advances to the Company from a shareholder and consultant, were settled on the exercise of 450,000 options at $0.333 per share; and
         (c) paid $10,224 for marketing and media services to a private company of which our president is a director.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 9:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related parties.

Other related party transactions are disclosed in notes 4, 5 and 6.

NOTE 10 - COMMITMENTS
________________________________________________________________________________

On December 1, 2005 the Company entered into a Financial Consulting Services Agreement with International Market Trend, AG. The term of the Agreement is for twelve months, effective February 1, 2006. In consideration for IMT entering into this Agreement, the Company granted to IMT or its nominees 1,300,000 stock options of the Company's common stock exerciseable at a price of $0.50 per share on December 20, 2005. In addition, IMT will receive $10,000 per month.

The Company is also committed to pay its key executives a total of approximately $480,000 per year.

NOTE 11 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
________________________________________________________________________________

On January 15, 2006 the Company issued 18,750 restricted common shares at a price of $0.3333 per share for a value of $6,250 in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 18,750 restricted common shares for three further quarters following the effective date of the agreement. On April 15, 2006 as per the Agreement the Company issued a further 12,500 restricted common shares at a price of $2.40 for a value of $30,000 and 25,000 restricted common shares at $1.95 per share for a value of $48,750 on September 21, 2006. A total of $85,000 has been recorded as mineral property expenditures in the period. (refer to Note 6)

On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,000 to a consultant in connection with a corporate finance consulting services agreement of the same date.
Accordingly this cost has been recorded as deferred compensation in the statement of stockholders equity. The amount expensed to stock-based compensation for the period ended September 30, 2006 was $171,667. (refer to Note 6).

On April 1, 2006 the Company entered into a twelve month Consulting Agreement with EurXchange Consulting Ltd., to provide consulting services with financial and investor public relations and related matters in the Federal Republic of Germany. The Company issued 400,000 restricted common shares of the Company at a price of $2.25 per share for a value of $900,000. Accordingly this cost has been recorded as deferred compensation in the statement of stockholders' equity. The amount expensed to stock-based compensation for the period ended September 30, 2006 was $450,000. (refer to Note 6).

On April 9, 2006 the Company issued 500,000 restricted common shares at a value of $2.30 per share and on September 28, 2006 the Company issued an additional 250,000 restricted common shares at a value of $1.85 per share per the Agreement for a total value of $1,612,500 in connection with a Mineral Asset Option Agreement that was signed in October of 2005. The Option Agreement, if fully exercised, requires a further issuance of an additional 2,250,000 shares of restricted common stock in 750,000 share installments due, twelve, and eighteen months from the effective date of the Option. (refer to Note 6)

NOTE 12: SUBSEQUENT EVENTS
________________________________________________________________________________

On October 10, 2006 the Board of Directors of the Company ratified, approved and adopted a Stock Incentive Plan for the Company, whereby the aggregate number of common shares available for issuance under the Plan was reserved at 10,000,000 shares.

On October 10, 2006, the Company granted 650,000, 10 year options to purchase common shares at $1.30 per share as follows: 200,000 to an officer, 100,000 to a director, 200,000 to employees and 150,000 to a consultant.

On October 10, 2006 the Company issued 750,000 restricted common shares pursuant to the terms of a Mineral Asset Option Agreement dated October 11, 2005.

URANIUM ENERGY CORP.
(FORMERLY CARLIN GOLD INC.)
(AN EXPLORATION STAGE COMPANY)
INTERIM NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 12: SUBSEQUENT EVENTS (CONTINUED)
________________________________________________________________________________

On October 27, 2006 the Company issued 75,000 common shares according to the provisions of an Option Agreement. The options were exercised by a director of the Company at a price of $0.333 per share for net proceeds of $25,000.

The Company filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register an aggregate of 5,091,000 shares, including 3,057,500 common shares issued in previous private placement offerings and 2,033,500 common shares underlying the respective Warrants. The Registration Statement was declared effective October 20, 2006.

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our" or the "Company" refer to Uranium Energy Corp.

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

         AMENDMENT TO ARTICLES OF INCORPORATION

         On February 6, 2006, we filed an amendment to our articles of incorporation with the Nevada Secretary of State. The amendment revised Section 3 of the articles of incorporation increasing the authorized capital stock from 75,000,000 shares of common stock at $0.001 par value to 750,000,000 shares of common stock par value $0.001.

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

         As of the date of this Quarterly Report, we have acquired interests in forty nine uranium exploration mineral properties totaling 17,848 net mineral acres in the States of Arizona, Colorado, Texas, Wyoming, New Mexico and Utah for aggregate consideration of $480,679. These properties have been either leased or staked, which we intend to explore for economic deposits of uranium. These leases are also subject to 5.0% to 15.25% net royalty interests. Each of these properties has been the subject of historical exploration by other mining companies, and provides indications that uranium may exist in economic concentrations. We have access to historical exploration data that may provide indications of locations that may contain unknown quantities of uranium. The data consists chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product and maps, that help guide our property acquisition strategy. The basis for management's belief that there may be indications uranium may exist in economic concentrations on our leased and staked properties are based as follows with specific reference to each state where we have leased or staked exploration property interests. The basis of information in each state pertains to prior exploration conducted by other companies, or management information and work product derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

         During the nine-month period ended September 30, 2006, we acquired an additional 10,663 gross acres of leases in the States of New Mexico, Texas, Arizona, Colorado, Utah and Wyoming for an aggregate consideration of $287,917.

MINERALS EXPLORATION PROPERTIES

         We are participating in our mineral properties in the States of Arizona, Colorado, New Mexico and Wyoming by way of quitclaim deed. The properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). There are claim blocks deeded to us in this manner in Arizona, and further claim blocks in Colorado. The deeds are in effect for five years, and carry renewable five-year terms for an indefinite period, provided that the annual processing fees are in good standing with the BLM. The claims were entered into between November 4, 2004 and July 5, 2011, corresponding to initial terms of expiry between November 4, 2009 and July 5, 2011. Annual processing fees to be paid to the BLM vary from county to county but are relatively nominal. We will also be required to remediate the land upon termination of the deed - bringing the land back to its original state prior to the commencement of our exploration activities. These costs are not determinable at this time.

         In the States of Texas, Utah, and Wyoming we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium only, with any other minerals, including, for example, petroleum, reverting to the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, we must renegotiate the terms of a new lease. Royalty payments in the amount of 5.0% to 15.25% of net proceeds received must be made to the lessor in the event that we extract uranium ore from the properties.

         As of the date of this Quarterly Report, we have the following gross and net acre mineral property interests in states indicated below under lease:

                                    GROSS ACRES      NET ACRES

ARIZONA                                2,231.28       2,231.28

COLORADO                               1,074.32       1,074.32

NEW MEXICO                             3,280.00       3,250.58

TEXAS                                  3,794.78       3,596.91

UTAH                                     640.00         640.00

WYOMING                                7,055.18       7,055.18
                                ________________ ______________

TOTAL                                 18,075.56      17,848.27
                                ________________ ______________

         These properties do not have any indicated or inferred minerals or reserves. We plan to conduct exploration programs on these properties with the intent to prove or disprove the existence of economic concentrations of uranium. Since inception, we have not established any proven or probable reserves on our mineral property interests.

GOLIAD COUNTY, TEXAS LEASE

         During the nine-month period ended September 30, 2006, we continued the initial confirmation drilling at our 100% controlled Goliad project in Goliad County, Texas (the "Goliad Lease"). Our drilling program consists of ongoing drilling of approximately 32,000 feet with 70 test holes in order to confirm the existing 5,200,000 pounds of historically drill-indicative resources on the property (as identified by Moore Energy Corporation during the 1980s) and extending historically identified mineralized trends.

         As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 400 holes. To date, our drilling has concentrated in the areas of the A and D Sand ore bodies, with a total of 34 holes drilled, consisting of 13,345 feet.

         Of the 34 holes drilled, 19 intersected ore grade material (GT or grade-thickness greater than 0.30) and the remainder are classified as strongly mineralized (GTs between 0.10 and 0.30). All intercepts were either in the A or D Sand horizon, or both. Thicknesses of ore-grade intervals range from 4.0 feet to 43.0 feet, and average mineralized intercepts range from 0.040% to 0.107% eU3O8.

         The highest GT encountered in the A Sand thus far has been 2.236 with grades ranging up to 0.177% eU3O8. The highest GT encountered in the D Sand thus far has been 1.498 with grades ranging up to 0.165% eU3O8. Test holes 120 and 102 intersected ore-grades in both the A Sand (GTs of 0.557 and 0.304, respectively) and the D Sand (GTs of 1.059 and 1.260, respectively). Depths to A Sand ore averages 102 feet and depths to D Sand ore averages 320 feet.


         We have increased the number of drilling rigs to 4, based on successes to date. The objectives of the Goliad drilling program are two-fold: (1) Definition and delineation drilling to confirm the inferred historic resource of
5.2 million pounds eU3O8, and (2) to expand and extend the historically identified mineralized trends. We plan to complete drilling of the A, B, C and D Sand horizons on 100-foot centers, an approximate additional 300 holes.

SHIRLEY BASIN, WYOMING LEASE

         As of the date of this Quarterly Report, we have commenced drilling on our AB Claim block (41 claims) located in the Shirley Basin uranium district, sixty miles south of Casper, Wyoming (the "Shirley Basin Lease"). We acquired the Shirley Basin Lease claims during June 2006 together with a significant exploration database, which includes 93,000 feet of historical drilling data. The objectives of this exploration program include the confirmation of the historically indicated uranium mineralization, the evaluation of the property's uranium resources and the amenability of the mineralized material to in-Situ leach mining techniques. Our drilling program will consist of a minimum of thirty drill holes totaling over 21,000 feet.

URANIUM MINING LEASE

         On June 13, 2006, we entered into a ten-year uranium mining lease (the "Lease") with John G. Jebsen and John Triantis (collectively, the "Lessor"), pursuant to which the Lessor granted and leased to us certain acreage consisting of 41 unpatented lode mining claims located in Carbon County, Wyoming. In accordance with the terms and provisions of the Lease, we shall: (i) investigate, explore, prospect, drill, solution mine, produce, extract, treat, process, and store uranium, thorium and other fissionable associated substances (the "Leased Substances"); (ii) pay to the Lessor an aggregate of $50,000 for the Lease; and (iii) pay to the Lessor a production royalty as follows: (a) in the event the sales price for the Leased Substances mined by us is less than $50.00 per pound, five percent (5%) of the net proceeds received, and (b) in the event the sales price for the Leased Substances mined by us is equal to or greater than $50.00 per pound, six percent (6%) of the net proceeds received. In addition to the payments required to be made by us under the terms of the Lease as discussed, we shall pay additional minimum advance royalties as follows: (i) $30,000 on or before September 15, 2006; (ii) $30,000 on or before January 1, 2007; (iii) $50,000 on or before June 1, 2007; (iv) $500,000 on or before
December 1, 2007; (v) $500,000 on or before December 1, 2008; (vi) $50,000 on or before December 1, 2009; and (vi) $50,000 on or before December 1st of every year subsequent to December 1, 2009 and as long thereafter as Leased Substances are being produced in commercial quantities from the property subject to the Lease.

OPTION TO PURCHASE ASSETS AGREEMENT - SALE OF DATABASE

         On July 27, 2006, we entered into an option to purchase assets (the "Option") with High Plains Uranium Inc. ("High Plains"), pursuant to which we agreed to sell our unencumbered database consisting of 813 mobile drill logs (e-logs and lithologs), 242 Moore Energy logs and certain drill hole location maps, reserve calculations, survey data and core analyses (collectively, the "Cadena Database"). In accordance with the terms and provisions of the Option:
(i) High Plains shall within thirty calendar days (the "Option Period") pay us a non-refundable cash payment in the aggregate amount of $150,000, with an initial option payment of $25,000 paid on the date of execution of the Option and the final option payment of $125,000 on or before the end of the Option Period; and
(ii) High Plains shall issue to us 333,333 shares of their common stock. Prior to exercise of the Option, High Plains may terminate the Option by providing a notice of termination to us in writing of its desire to do so at least five days prior to its decision to terminate. In the event the Option is terminated, High Plains shall have no right or entitlement to the Cadena Data or option payments made to date. To date, we have received only $150,000 in cash, however receipt of the shares is expected prior to the end of 2006.

MINERAL ASSET OPTION AGREEMENT

         On October 11, 2005, we entered into a mineral asset option agreement (the "Option Agreement"). In accordance with the terms and provisions of the Option Agreement: (i) we have the option to acquire certain uranium leases in the State of Texas; (ii) we made a cash payment of $50,000 and issued 750,000 (Pre-forward Stock Split) shares of our restricted common stock at approximately $0.333 per share for aggregate consideration of $250,000 (of which an additional 250,000 shares of common stock were issued in accordance with the Forward Stock Split); (iii) we paid a further cash payment of $150,000 on February 1, 2006; and (iv) if we fully exercise the option, we will issue a further additional 2,000,000 shares of our restricted common stock in share installments due six, twelve and eighteen months from the effective date of the option. On April 6, 2006, we completed the six-month installment of shares by issuing 500,000 shares of our restricted common stock at a price of $2.30 per share for aggregate consideration of $1,150,000. On September 28, 2006 we issued 250,000 shares of our restricted common stock at a value of $1.85 per share for an aggregate value of $462,500 to adjust the share consideration paid to date for the 1.5 forward split of the Company's common stock, for a total value of $462,500. See "Part
II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds."

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

         Our net loss for the nine-month period ended September 30, 2006 was approximately ($10,102,734) compared to a net loss of ($530,858) during the nine-month period ended September 30, 2005 (an increase of $9,571,876). During the nine-month period ended September 30, 2006, we generated revenue of $9,692 primarily from consulting services provided compared to revenue of $-0- during the nine-month period ended September 30, 2005.

         During the nine-month period ended September 30, 2006, we incurred expenses of approximately $10,158,680 compared to $532,318 incurred during the nine-month period ended September 30, 2005 (an increase of $9,626,362). These operating expenses incurred during the nine-month period ended September 30, 2006 consisted of: (i) mineral property expenditures of $2,613,019 net of recoveries, (2005: $323,598); (ii) general and administrative expenses of $1,755,627 (2005: $73,629); (iii) management fees of $780,637 (2005: $90,265);
(iv) professional fees of $194,974 (2005: $44,826); (v)management fees - stock-based relating to the valuation of Stock Options granted to our officers and directors of $487,500 (2005: $-0-); and (vi) consulting fees - stock-based relating to the valuation of Stock Options granted to our consultants of $4,326,923 (2005: $-0-).

         Operating expenses incurred during the nine-month period ended September 30, 2006 increased primarily due to the increase in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. General and administrative expenses incurred during the nine-month period ended September 30, 2006 increased primarily relating to corporate marketing and increased business operations relating to the increased number of uranium properties acquired. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Stock based compensation relating to management fees and consulting fees incurred during the nine-month period ended September 30, 2006 increased due to the recording of the non-cash expense of $487,500 and $4,326,923, respectively, in connection with the grant of the Stock Options to our officers/directors, employees and consultants.

         Of the $10,158,680 incurred as operating expenses during the nine-month period ended September 30, 2006, an aggregate of $90,000 was incurred payable to International Market Trend ("IMT") for amounts due and owing for operational, administrative and financial services rendered during the six-month period ended June 30, 2006. On December 1, 2005, we entered into a financial consulting agreement with IMT (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) we pay to IMT $10,000 monthly for services rendered by IMT; and (ii) we granted to IMT and/or its designates 1,300,000 Stock Options exercisable at $0.50 per share.

         Of the $10,158,680 incurred as operating expenses during the nine-month period ended December 30, 2006, an aggregate of $780,637 was incurred payable to certain officers and directors in management fees and benefits. Of the $780,637:
(i) we paid to our president an aggregate of $90,000 in connection with performance of managerial, administrative and business development services;
(ii) we paid to our chief operating officer an aggregate of $75,000 in connection with performance of managerial and operational services. As at September 30, 2006, there were no amounts due and owing to our directors and officers. We also paid an aggregate $10,224 to a private company, of which our president is a director, for marketing and media services rendered on our behalf.

         Operating expenses incurred during the nine-month period ended September 30, 2006 were offset by income consisting of $46,254 in interest income and $9,692 in other income resulting from proceeds received for consulting services provided, resulting in a net loss of ($10,102,734). Operating expenses incurred during the nine-month period ended September 30, 2005 were offset by income consisting of $1,460 in interest income resulting in a net loss of ($530,858).

         Our net loss during the nine-month period ended September 30, 2006 was ($10,102,734) or ($0.40) per share compared to a net loss of ($530,858) or ($0.03) per share during the nine-month period ended September 30, 2005. The weighted average number of shares outstanding was 25,268,954 for the nine-month period ended September 30, 2006 compared to 16,332,778 for the nine-month period ended September 30, 2005.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

         Our net loss for the three-month period ended September 30, 2006 was approximately ($2,635,306) compared to a net loss of ($231,906) during the three-month period ended September 30, 2005 (an increase of $2,403,400). During the three-month period ended September 30, 2006, we generated $9,692 in income primarily from consulting fees provided as compared to $-0- in revenue during the three-month period ended September 30, 2005.

         During the three-month period ended September 30, 2006, we incurred expenses of approximately $2,678,079 compared to $232,563 incurred during the three-month period ended September 30, 2005 (an increase of $2,445,516). These operating expenses incurred during the three-month period ended September 30, 2006 consisted of: (i) mineral property expenditures of $877,919 net of recoveries (2005: $166,983); (ii) general and administrative expenses of $440,294 (2005: $32,613); (iii) management fees of $307,773 (2005: $2,245); (iv)
professional fees of $60,709 (2005: $35,212); (v) management fees - stock-based compensation relating to the valuation of Stock Options granted to our officers and directors of $162,500 (2005: $-0-); and (vi) consulting fees - stock-based compensation relating to the valuation of Stock Options granted to our employees and consultants of $828,884 (2005: $-0-).

         Operating expenses incurred during the three-month period ended September 30, 2006 increased primarily due to the increase in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. General and administrative expenses incurred during the three-month period ended September 30, 2006 increased primarily relating to corporate marketing and increased business operations relating to the increased number of uranium properties acquired. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Stock based compensation relating to management fees and consulting fees incurred during the three-month period ended September 30, 2006 increased due to the recording of the non-cash expense of $162,500 and $828,884, respectively, in connection with the grant of Stock Options.

         Operating expenses incurred during the three-month period ended September 30, 2006 were offset by income consisting of $33,081 in interest income and $9,692 in other income resulting from the proceeds received for consulting services provided resulting in a net loss of ($2,635,306). Operating expenses incurred during the three-month period ended September 30, 2005 were offset by income consisting of $657 in interest income resulting in a net loss of ($231,906).

         Our net loss during the three-month period ended September 30, 2006 was ($2,635,306) or ($0.09) per share compared to a net loss of ($231,906) or ($0.01) per share during the three-month period ended September 30, 2005. The weighted average number of shares outstanding was 28,017,610 for the three-month period ended September 30, 2006 compared to 17,153,583 for the three-month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

         As at the nine-month period ended September 30, 2006, our current assets were $2,667,277 and our current liabilities were $184,064, which resulted in a working capital surplus of $2,483,213. As at the nine-month period ended September 30, 2006, current assets were comprised of: (i) $2,403,744 in cash and cash equivalents; (ii) $12,642 in prepaid expenses; and (iii) $250,891 in accounts receivable. As at the nine-month period ended September 30, 2006, current liabilities were comprised of $184,064 in accounts payable and accrued liabilities.

         As at the nine-month period ended September 30, 2006, our total assets were $2,992,175 comprised of $2,667,277 in current assets, $146,478 in restricted cash and $178,420 in property and equipment. The increase in total assets during the nine-month period ended September 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in cash and cash equivalents.

         As at the nine-month period ended September 30, 2006, our total liabilities were $184,064 comprised of accounts payable and accrued liabilities. The decrease in liabilities during the nine-month period ended September 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the decrease in amounts due to related parties.

         Stockholders' equity increased from ($215,828) for fiscal year ended December 31, 2005 to $2,808,111 for the nine-month period ended September 30, 2006.

         We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2006, net cash flows used in operating activities was ($3,779,998), consisting primarily of a net loss of ($10,102,734). Net cash flows used in operating activities was adjusted by $4,814,423 to reconcile the non-cash expense of Stock Options and by $1,612,500 to reconcile non-cash exploration expenses.

         For the nine-month period ended September 30, 2006, net cash flows used in investing activities was ($335,586) consisting of the purchase of equipment as compared to $-0- and an increase in restricted cash of $146,478 as compared to $-0- for the nine-month period ended September 30, 2005.

         For the nine-month period ended September 30, 2006, net cash flows from financing activities was $6,412,168 pertaining primarily to proceeds received from the sale of our common stock, offset by repayments to related parties of $208,832.

         We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

         During the nine-month period ended September 30, 2006, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placements, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

         On April 1, 2006, we closed a private placement offering whereby we issued an aggregate of 300,000 Units at a subscription price of $1.00 per Unit. Each Unit was comprised of 300,000 shares of our restricted common stock and 125,000 common share purchase warrants with piggyback registration rights for all securities underlying the Units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of: (i) twelve months from the date of issuance, or (ii) six months from the effective date of registration.

         On May 11, May 19, May 24 and June 13, 2006 we closed private placement offerings in the aggregate amount of 2,525,000 units (the "Unit(s)") at a subscription price of $2.00 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common stock purchase warrant (the "Warrant"), with each such resulting whole Warrant entitling the holder thereof to purchase an additional share of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units (May 11, May 19, May 24 and June 13, 2006) and ending on the day which is the earlier of: (i) twelve months from the date of issuance of the Units; or (ii) six months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $2.50 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. Finder's fees payable on the transaction is 7% of the gross proceeds raised from the sale of the Units payable in cash plus 10% of the gross Units issued payable in Warrants identical to those provided in the Units.

         We filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register an aggregate of 5,091,000 shares, including the 3,057,500 common shares issued in private placement offerings and 2,033,500 common shares underlying the respective Warrants. The Registration Statement was declared effective October 20, 2006.

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

MATERIAL COMMITMENTS

         A material commitment for us during fiscal year 2006 is the aggregate amount of $375,000 due and owing to EurXchange Consulting Ltd. ("EurXchange") pursuant to the terms and provisions of a consulting agreement between us and EurXchange dated April 1, 2006 (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) we agreed to pay an aggregate of 290,000 EUR ($375,000 U.S. Dollars), with the first installment paid as of April 1, 2006 and the second and third installments of 80,000 EUR each paid on April 30, 2006 and May 30, 2006, respectively; (ii) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; and (iii) we issued to EurXchange an aggregate of 400,000 shares of our restricted common stock. See "Part II. Item 2. Recent Sales of Unregistered Securities."

         As of the date of this Quarterly Report, we have paid to EurXchange an aggregate of 290,000 EUR pursuant to the terms and provisions of the Consulting Agreement. During March 2006, we committed to spend approximately $450,000 on company image and market development.

         The Company is also committed to pay its key executives a total of approximately $480,000 per year.

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

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Amir Adnani, our Chief Executive Officer, and Mr. Pat Obara, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) that occurred during our nine-month quarterly period ended September 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE REPORT

         The Board of Directors has established an audit committee. The members of the audit committee are Mr. Alan Lindsay, Mr. Erik Essiger and Mr. Bruce Horton. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was reorganized in August 2006 and operates under a written charter adopted by our Board of Directors.

         The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the nine-month period ended September 30, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2006 filed with the Securities and Exchange Commission.

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

EUROTRADE MANAGEMENT GROUP LTD.

         During the nine-month period ended June 30, 2006, we authorized and approved the issuance to Eurotrade Management Group Ltd. ("Eurotrade") an aggregate of 515,000 pre-Forward Stock Split shares (772,500 post forward stock split shares) of our restricted common stock at $0.50 per share in accordance with the terms and provisions of a consulting services agreement with Eurotrade dated February 1, 2006 (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement, we agreed: (i) to retain Eurotrade as a consultant for a one-year period effective February 1, 2006 (the "Effective Date"); (ii) within ten calendar days from the Effective Date, to issue to Eurotrade an aggregate 515,000 pre-forward stock split shares of our restricted common stock (772,500 post-Forward Stock Split shares); and
(iii) to reimburse Eurotrade for all pre-approved, direct and reasonable expenses actually and properly incurred by Eurotrade for our benefit in connection with its performance of consulting services. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

DRILLING DATABASE INFORMATION AGREEMENT

         During the nine-month period ended September 30, 2006, we issued an aggregate of 56,250 shares of our restricted common stock in accordance with the terms and provisions of a drilling database information agreement with Jim Knupke ("Knupke") dated January 15, 2006 (the "Drilling Database Agreement"). In accordance with the terms and provisions of the Drilling Database Agreement: (i) we are required to make cash payments to Knupke of $2,000 per month payable quarterly; (ii) issue an aggregate of 12,500 Pre-forward Stock Split shares of our restricted common stock (18,750 Post-forward Stock Split); and (iii) issue a further 12,500 Pre-forward Stock Split shares of our restricted common stock (18,750 Post-forward Stock Split) quarterly for the next three quarters following the effective date of the Drilling Database Agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

MINERAL ASSET OPTION AGREEMENT

         During the nine-month period ended September 30, 2006, we issued an aggregate of 2,250,000 shares of our restricted common stock in accordance with the terms and provisions of a mineral asset option agreement with Brad Moore ("Moore") dated October 11, 2005 (the "Mineral Asset Option Agreement"). In accordance with the terms and provisions of the Mineral Asset Option Agreement :
(i) we are required to make cash payments to Moore in the aggregate amount of $200,000; (ii) issue an aggregate of 2,000,000 Pre-forward Stock Split shares of our restricted common stock (3,000,000 Post-forward Stock Split); and (iii) issue 500,000 Pre-forward Stock Split shares of our restricted common stock (750,000 Post-forward Stock Split) within 5 days of the effective date of the Mineral Asset Option Agreement, and issue a further 500,000 Pre-forward Stock Split shares of our restricted common stock (750,000 Post-forward Stock Split) on or before the sixth, twelfth and eighteenth months following the effective date of the Mineral Assets Option Agreement.

      In accordance with the terms and provisions of the Mineral Asset Option Agreement, title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option, the timing of which may be accelerated at our discretion. During the Option term, we have the right as operator to conduct or otherwise direct all exploration on the properties to be acquired.

PRIVATE PLACEMENT OFFERINGS

         During the nine-month period ended September 30, 2006, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placements, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

         On April 1, 2006, we closed a private placement offering whereby we issued an aggregate of 300,000 Units at a subscription price of $1.00 per Unit. Each Unit was comprised of 300,000 shares of our restricted common stock and 150,000 common share purchase warrants with piggyback registration rights for all securities underlying the Units issued. The warrants are exercisable at $1.50 per share for a term which is the earlier of: (i) twelve months from the date of issuance, or (ii) six months from the effective date of registration.

            On May 11, May 19, May 24 and June 13, 2006 we closed private placement offerings in the aggregate amount of 2,525,000 units (the "Unit(s)") at a subscription price of $2.00 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common stock purchase warrant (the "Warrant"), with each such resulting whole Warrant entitling the holder thereof to purchase an additional share of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units (May 11, May 19, May 24 and June 13, 2006) and ending on the day which is the earlier of: (i) twelve months from the date of issuance of the Units; or (ii) six months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $2.50 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. Finder's fees payable on the transaction is 7% of the gross proceeds raised from the sale of the Units payable in cash plus 10% of the gross Units issued payable in Warrants identical to those provided in the Units.

         We filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register an aggregate of 5,091,000 shares, including the 3,057,500 common shares issued in private placement offerings and 2,033,500 common shares underlying the respective Warrants. The Registration Statement was declared effective October 20, 2006.

STOCK OPTIONS

         During the nine-month period ended September 30, 2006, we issued an aggregate of 3,062,500 shares of our common stock pursuant to the exercise of a total of 3,062,500 Stock Options for aggregate proceeds of $1,600,700. Of the aggregate amount of proceeds received, $150,000 represented settlement of debt pursuant to exercise of 450,000 Stock Options and $0.33 per share. The shares of common stock were subject to S-8 registration statements.

         During the nine-month period ended September 30, 2006, and as of the date of this Quarterly Report, we have granted an aggregate of 1,435,000 Stock Options to certain officers, directors and consultants. Of the 1,435,000 Stock Options granted, 285,000 Stock Options were granted at $0.33 per share, 1,500,000 Stock Options were granted at $1.00 per share, and 650,000 Stock Options were granted at $1.30 per share.

         On April 10, 2006, we amended our 2005 Stock Option Plan.

         On October 10, 2006, we adopted our 2006 Stock Incentive Plan. See "Part II. Item 5. Other Information."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5.  OTHER INFORMATION

RESIGNATION OF DIRECTORS/OFFICERS AND APPOINTMENT OF DIRECTORS/OFFICERS

         Effective on August 23, 2006, our Board of Directors accepted the resignations of each of Stephen D. Jewett, as one of our directors, John Lindsay, as our Secretary, and D. Bruce Horton, as our Treasurer and Chief Financial Officer (collectively, the "Resignations"), and, in conjunction therewith, accepted the consents to act as one of our directors from Erik Essiger, and as our Secretary, Treasurer and Chief Financial Officer from Pat Obara (collectively, the "Appointments").


         As a consequence of the Board's acceptance of each of the Resignations and Appointments, the Board also, and again effective on August 23, 2006, appointed, and reappointed where applicable, the following individuals to the following executive positions:


                INDIVIDUAL          OFFICER POSITION WITH THE COMPANY


             Alan P. Lindsay              Chairman of the Board


               Amir Adnani          President, Chief Executive Officer and
                                          Principal Executive Officer


              Harry Anthony               Chief Operating Officer


              Randall Reneau             Chief Exploration Officer


                Pat Obara           Secretary, Treasurer, Chief Financial
                                  Officer and Principal Accounting Officer

         The following represents a brief overview of the previous five-year employment history of each of the new director and executive officer:


         ERIK ESSIGER: DIRECTOR. Mr. Essiger has more than 15 years of experience in corporate finance and lead advisory services relating to strategic and commercial development projects across a wide variety of sectors and including, in particular, within the industrial, automotive, business services, retail and consumer goods sectors. In this respect Mr. Essiger has performed various commercial and strategy services as both an external consultant and as a board member and managing director of a number of companies, including a venture capital company.


         During the past five years Mr. Essiger has been: the Managing Director and the founder of Precisetech GmbH, a corporate finance advisory company focused on international M&A transactions (from October 2004 to present); a member of the Supervisory Board of Corix Capital AG (from December 2003 to present); the Senior Manager, Transaction Services Strategy Group, with PricewaterhouseCoopers AG, heading up the commercial and due diligence practice of that group in Germany which provided services mainly to private equity clients of the firm (from April 2003 to September 2004); and a member of the Executive Board (Vorstand) of MultiMedia Technologies AG, a producer of set-top-boxes and a company operating in the fields of interactive digital television and the streaming media market (from July 2000 to July 2002) Mr. Essiger also has extensive international experience in corporate restructuring; especially in Germany, Russia, Hong Kong and Switzerland; and he was a member of the German-Russian co-operation council.


         Mr. Essiger is also a member of the board of directors of Morgan Creek Corp.


         PAT OBARA: SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER. During the past five years Mr. Obara has worked as a consultant to several private and publicly listed companies providing various consulting services in the areas of corporate finance, management and administration.


         From March of 2003 to present Mr. Obara has provided various administrative consulting services for private companies involved in various business activities in Asia and North America. Prior to April of 2004 Mr. Obara served as the Chief Financial Officer and a director of two public companies listed on the TSX Venture Exchange. Mr. Obara was involved in the restructuring, organizing and management of these development stage companies which were involved in the resource and technology sectors.


         Mr. Obara is not a director or officer of any other U.S. reporting company.


         The present Board of Directors is now comprised of each of Messrs. Alan
P. Lindsay, Amir Adnani, Harry Anthony, Randall Reneau, D. Bruce Horton and Erik Essiger.


         At present there are no employment arrangements between us and Mr. Essiger or Mr. Obara.

2006 STOCK INCENTIVE PLAN

         On October 10, 2006, our Board of Directors authorized and approved the 2006 stock incentive plan (the "2006 Stock Incentive Plan").

         The purpose of the 2006 Stock Option Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

         The 2006 Stock Incentive Plan is to be administered by a committee consisting of two or more members of the Board of Directors of which two or more members shall be non-employee directors and "outside" directors (the "Committee"). The 2006 Stock Incentive Plan provides authorization to the Committee to grant awards, including restricted and/or unrestricted shares of Common Stock, options, SARs, deferred stock units, dividend equivalent rights, or any combination of the foregoing (collectively, the "Awards"). Under the terms and provisions of the 2006 Stock Incentive Plan, the Committee shall have the authorization to: (i) select the eligible participants to whom Awards may be ranted; (ii) determine whether and to what extent Awards are granted; (iii) determine the number of shares or the amount of other consideration to be covered by each Award granted hereunder; (iv) determine the terms and conditions of any Award granted, including exercise price, grant price, and any restrictions or limitations; and (v) to approve the forms of Award agreements for use under the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides the maximum aggregate number of shares of Common Stock which may be issued pursuant to all Awards under the 2006 Stock Incentive Plan is 10,000,000. At the time an Award is granted under the 2006 Stock Incentive Plan, the Committee shall fix and determine the exercise price at which shares of our Common Stock may be acquired.

         In the event a grantee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Award Option that is vested and held by such grantee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Award shall expire. In the event a grantee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such grantee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised Award shall expire.

         No Award granted under the 2006 Stock Incentive Plan will be transferable by the optionee, and each Award will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Award held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Committee may determine.

         Payment for shares of Common Stock purchased pursuant to the 2006 Stock Incentive Plan may be made: (i) by cash; (ii) by surrender of shares of Common Stock that have been held of record by the optionee for more than six months; or
(iii) by net-stock exercise. Awards consisting of restricted shares of Common Stock may be issued in connection with services rendered by the grantee and/or a purchase price. Awards consisting of unrestricted shares of Common Stock may be granted at fair market value of such other higher purchase price determined by the Committee.

         INCENTIVE STOCK OPTIONS

         The 2006 Stock Incentive Plan further provides that the Committee may grant to any grantee who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of Common Stock allotted by the Committee (the "Incentive Stock Options"). The aggregate fair market value of shares for which Incentive Stock Options may first become exercisable by any grantee during any calendar year under the 2006 Stock Incentive Plan shall not exceed $100,000.

         As of the date of this Quarterly Report, the Company has granted 650,000 options under the 2006 Stock Incentive Plan to purchase common shares at $1.30 per share as follows: 200,000 to an officer, 100,000 to a director, 200,000 to employees and 150,000 to a consultant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K:

         Report on Form 8-K Item 1.01 filed with the Securities and Exchange Commission on February 17, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 17, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 17, 2006.

         Amendment to Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on March 3, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on August 27, 2006.

         Exhibits:

         10.01 2006 Stock Incentive Plan of Uranium Energy Corp.

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


                                             URANIUM ENERGY CORP.

Dated: November 17, 2006                     By: /s/ AMIR ADNANI
                                             ___________________________
                                             Amir Adnani, President and
                                             Chief Executive Officer


Dated: November 17, 2006                     By: /s/ PAT OBARA
                                             ___________________________
                                             Pat Obara, Chief Financial
                                             Officer