Form 10KSB
period 2006-12-31
URANIUM ENERGY CORP
filed 2007-03-21
CIK 1334933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                 For the transition period from _____ to _______


                        Commission file number 333-127185


                              URANIUM ENERGY CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               98-0399476
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                             9801 Anderson Mill Road
                                    Suite 230
                               Austin, Texas 78750
                    ________________________________________
                    (Address of Principal Executive Offices)


                                 (512) 828-6980
                           ___________________________
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

       NONE
___________________                    _________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ______________________________
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X ]         No  [   ]

     Check if there is no disclosure of delinquent filers pin response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

     State issuer's revenues for its most recent fiscal year (ending December 31, 2006): $-0-.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: February 28, 2007:
$84,884,825.17.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS)

                                       N/A

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             Yes  [   ]         No  [   ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class        35,412,338                         Outstanding as of March 21, 2007

Common Stock, $0.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporation: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                 Not applicable

          Transactional Small Business Disclosure Format (Check one): \

                                Yes [ ] No [ X ]

INDEX

ITEM 1.  DESCRIPTION OF BUSINESS                                              5

ITEM 2.  DESCRIPTION OF PROPERTY                                             25

ITEM 3.  LEGAL PROCEEDINGS                                                   25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 26

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                          26

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           31

ITEM 7.  FINANCIAL STATEMENTS                                                39

         CONSOLIDATED BALANCE SHEET                                         F-2

         CONSOLIDATED STATEMENT OF OPERATIONS                               F-3

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                     F-4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                              40

ITEM 8A. CONTROLS AND PROCEDURES                                             40

ITEM 8B. OTHER INFORMATION                                                   40

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
            PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE
            WITH SECTION 16(a) OF THE EXCHANGE ACT                           40

ITEM 10. EXECUTIVE COMPENSATION                                              44

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STGOCKHOLDER MATTERS                  47

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            AND DIRECTOR INDEPENDENCE                                        49

ITEM 13. EXHIBITS                                                            50

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                              51

SIGNATURES                                                                   51

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

AVAILABLE INFORMATION

         Uranium Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004, we changed our business operations and focus from previous metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. On January 24, 2005, we filed an amendment to our articles of incorporation changing our name to "Uranium Energy Corp."

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

AMENDMENT TO ARTICLES OF INCORPORATION

On February 6, 2006, we filed an amendment to our articles of incorporation with the Nevada Secretary of State. The amendment revised Section 3 of the articles of incorporation increasing the authorized capital stock from 75,000,000 shares of common stock at $0.001 par value to 750,000,000 shares of common stock par value $0.001. See "item 4. Submission of Matters to a Vote of Security Holders."

TRANSFER AGENT

Our transfer agent is Transfer OnLine, Inc., 317 S.W. Alder Street, Portland, Oregon 97204.

CURRENT BUSINESS OPERATIONS

GENERAL

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. To date, we have acquired interests in 19,304.27 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, Utah, New Mexico, Wyoming and Texas that have been either leased or staked, which we intend to explore for economic deposits of uranium. These leases are also subject to 5.0% to 15.25% net royalty interests. Each of these properties has been the subject of historical exploration by other mining companies. Their historical results indicate that further exploration for uranium is warranted. Our view that our properties are prospective for mineral exploration is based on either prior exploration conducted by other companies, or management information and work product derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

We also have access to historical exploration data consisting chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product, and maps, that help guide our property acquisition strategy. We plan to use this exploration data as the basis for formulating the exploration programs that we plan to undertake on our properties.

Our principal mineral property is the Weesatche project in Goliad County, Texas. The acreage and location of our mineral properties is summarized as follows:

                              GROSS ACRES                    NET ACRES(*)

Arizona                         2,231.28                       2,231.28
Colorado                        1,074.32                       1,074.32
New Mexico                      4,023.76                       3,994.34
Texas                           4,491.81                       3,928.76
Utah                              640.00                         640.00
Wyoming                         6,843.10                       6,843.10
Total:                         19,304.27                      18,711.80

(*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

We plan to use our database of exploration data in order to target additional exploration properties for acquisition. In 2007, we have plans to acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of New Mexico, Texas and Wyoming. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms that are acceptable to us. Other mineral property acquisitions are contemplated in the states of interest that include Arizona, Colorado, and Utah.

These  potential   acquisition   properties  have  not  yet  been   specifically
identified.

Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of uranium or any other type of mineral. Since inception, we have not established any proven or probable reserves on our mineral property interests.

MINERAL PROPERTIES

Our principal mineral property is the Weesatche project in Goliad County, Texas.

The following provides information relating to our principal mineral property:

WEESATCHE LEASES, GOLIAD COUNTY, TEXAS

The Weesatche project is located approximately 90 miles southeast of San Antonio, Texas, and is reached from San Antonio via Interstate 10 East to Highway 183 South. The Weesatche Project is 1 mile east-southeast of Weser, Texas, off State Highway 183, 15 miles north of the city of Goliad, Goliad County, Texas.

We have currently leased eleven tracts for 1,717.20 gross acres (1,567.37 net acres) in the Weesatche project area of Goliad County, Texas. The leases are for a five year primary term with an option for five additional years. All leases acquired to date have royalties payable to mineral owners at a fixed rate of 8.25% of actual sales price of yellowcake, minus certain costs. Delay rentals of $3.50/acre are due on the first anniversary date of each lease and yearly thereafter for the term of the lease. Leases allow for In-Situ mining of uranium and related fissionable materials.

            HISTORY OF PREVIOUS OPERATIONS

Wide spaced exploration drilling was carried out by Coastal States Uranium in 1980 across the northern half of Goliad County during which time several significant shows were identified. Based on the shows, Coastal put together a land package of approximately 55,000 acres, and named the prospect Weesatche. Moore Energy Corporation ("Moore") picked up Weesatche in 1982 and initiated a drilling program based on the Coastal data that extended over a period of several years. Moore drilled approximately 500 exploration test holes for a total footage of approximately 225,000 feet.

            PRESENT CONDITION OF THE PROPERTY

The property under lease by us consists of open range land and is under exploration. No physical structures or equipment have been installed on the property.


                  [SOUTH TEXAS URANIUM TREND MAP APPEARS HERE]


            GEOLOGY OF THE PROPERTY

Weesatche is located in the South Texas Uranium Trend along the depositional strike of the Tertiary sedimentary trend. The Tertiary and younger beds outcrop in concentric arcs paralleling the Gulf Coast. Striking north to northeast, the beds dip to the Gulf at approximately 20 to 80 feet per mile. The oldest uranium producing horizons in the district are in the Jackson Group of Eocene age.
Overlying are the Oligocene Frio and Catahoula, Miocene Fleming and Oakville Formations, all overlain by the Goliad Formation of Pliocene age. The latter is the host formation for the uranium at the Weesatche Project. The Goliad Formation is comparatively coarse-grained, consisting of sand and some gravel with interbedded clay and silty clays. The formation varies from 600 to 1,000 feet in thickness in some areas.

Uranium mineralization occurs along the flanks of paleo sand channels. Following deposition, the oxygen-rich groundwater (whose movement is primarily influenced by the regional southeast dip) transports the uranium in solution, until it encounters areas of reducing conditions where the uranium is then precipitated out of solution. At that point, uranium roll front deposits are formed. The areas of reduced geochemistry were formed near the many down-to-the-coast normal faults that intersected the paleo channels. These faults served as conduits for the reductant gases such as hydrogen sulfide.

At Weesatche, four distinct fluvial sand facies or channels have been defined. These basal units of the Goliad Formation have been named the A, B, C and D sands, and the tops of the sand units occur at the following depths below ground surface of 90 feet, 180 feet, 235 feet and 340 feet, respectively. Each sand unit is bounded above and below by massive, impermeable clays averaging 60 feet in thickness. Groundwater is under confined conditions with a static water level of approximately fifty feet below ground surface. The water level varies with seasonal changes. Uranium mineralization occurs in all four sands, with the bulk currently being concentrated in the A and D sands. The reductant source is gas derived from deeper hydrocarbon (oil and gas) deposits seeping upward along fault planes which are located proximal or near to the ore deposits. The bulk of the currently defined ore occurs in a graben or down-dropped fault block.

The basic methods used by us in our reserve determinations are standard for the industry. The primary cutoff used is a 0.30 grade thickness (GT), with no mineralization grade less than 0.02% uranium. An average density factor of 18.0 cubic feet per ton was used. GT contour maps were used to make area determinations using only those areas within the 0.30 GT contour. All of these factors are standard for the industry.

Control for the ore bodies has been established by holes drilled on an approximate 100 x 200 foot grid and the reserves have been adjusted for chemical disequilibrium by running direct uranium measurement assay logs in the bore hole (Princeton Gamma Tech) behind the conventional calibrated gamma ray logs.

            PLAN OF EXPLORATION - 2006/2007/2008

Our current plan of operations projects that total mineral property expenditures will reach an estimated $6,000,000 for the 2007 fiscal year, excluding the fair value of any stock-based payments. The estimated total includes $2,000,000 for acquisition costs, $2,500,000 for drilling and exploration expenditures, and $1,500,000 in related costs including permitting and engineering. Acquisition, drilling or exploration costs estimated below are included in the overall totals. Any plan of operations is subject to significant uncertainty given the nature of our business. Drilling and exploration results, new acquisition or partnership opportunities, and a number of other factors could have a material impact on the current plan of operations.

We completed the planned 32,000-foot drilling program during the fourth quarter of 2006. Based on encouraging results, a two-fold, follow-on program was designed to be performed during 2007 to support mine permitting, mine planning and expansion of existing resources. All 2007 drilling at Weesatche will be carried out under our recently renewed Texas Railroad Commission Exploration Permit No. 123 dated February 9, 2007. Under the terms of the Permit, an affidavit was filed with the Texas Railroad Commission attesting to the fact that all exploration holes drilled during the term of the Permit have been plugged pursuant to Permit guidelines. Also, the Permit has been extended for an additional year until February 6, 2008.

The first phase of the new program will be to support ongoing environmental permitting as well as continue to define the historic resource initially defined by Moore Energy Corporation. An additional 216 holes will be drilled to offset existing ore grade or near ore grade mineralization as defined by Moore, as well as that defined during our 2006 drilling program. Total drilling footage for this part of the program will be approximately 75,840 feet.

The first phase will also involve a total of 5 core holes averaging 300 feet in depth. The cores will be collected and sent to an analytical laboratory to have agitation leach analyses run to best determine the composition of the mine lixiviant amenable to in-situ recovery methodology. The cores will also be analyzed to confirm positive disequilibrium ranges of 1.4 to 1.7 determined by Moore Energy's extensive PGT logging program.

Following the coring program, at total of 5 cased holes will be installed and utilized as groundwater monitor wells. Groundwater will be sampled and analyzed as part of the ongoing environmental mine permitting application process. These six monitor wells will be drilled and cased to an average depth of 300 feet below ground surface. The entire cost of this first phase program will be approximately $595,000. It is anticipated that this first phase drilling program will be competed during the second quarter of 2007.

The second phase of drilling planned at Weesatche will be designed to explore additional acreage acquired during our company's 2006 - 2007 leasing program. It is anticipated that at least 500 exploratory holes will be required to adequately define the presence or absence of mineralization on the newly acquired acreage. The 500 holes will account for an approximate total of 227,250 feet of drilling and cost $1,500,000. This drilling program should be initiated during the second quarter of 2007 and extend into the first quarter of 2008.

MINERAL EXPLORATION PROPERTIES

We are participating in our mineral properties in the States of Arizona, New Mexico, Wyoming and Colorado by way of mining claims and mineral leases. The properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). There are claim blocks acquired in this manner in Arizona, and further claim blocks in Colorado and New Mexico. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. The claims were entered into between November 4, 2004 and October 2006. Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim - bringing the land back into the state it was originally in prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of Utah, New Mexico and Texas, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. As of the date of this Annual Report, we have executed one lease in Utah, and further leases in New Mexico and Texas. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties. Royalty payments vary from 6.25% to 15.25%, or based on a sliding scale tied to the price of uranium. All royalties are based on the gross sales revenue less certain charges and fees.

We have the following gross and net acre mineral property interests in states indicated below under mining claim or lease:

                              GROSS ACRES                    NET ACRES(*)

Arizona                         2,231.28                       2,231.28
Colorado                        1,074.32                       1,074.32
New Mexico                      4,023.76                       3,994.34
Texas                           4,491.81                       3,928.76
Utah                              640.00                         640.00
Wyoming                         6,843.10                       6,843.10
                               _________                      _________
Total:                         19,304.27                      18,711.80

(*) Certain of our interests in our mineral properties in New Mexico and Texas are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

These properties do not have any indicated or inferred minerals or reserves. We plan to conduct exploration programs on these properties with the intent to prove or disprove the existence of economic concentrations of uranium. Since inception, we have not established any proven or probable reserves on our mineral property interests.

On October 11, 2005, we entered into a Mineral Asset Option Agreement (the "Option") with Brad A. Moore giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option, to date, we have paid Mr. Moore cash payments totaling $200,000 and issued 2,225,000 post-forward split shares of our restricted common stock. The Option requires a final issuance of 750,000 post-forward split restricted common shares on the eighteenth month following the effective date of the Option, specifically April 11, 2007. Title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option, the timing of which may be accelerated at our discretion. During the Option term, we have the right as operator to conduct or otherwise direct all the exploration on the properties to be acquired.

ARIZONA

All of our Arizona claims were previously the subject of exploration drilling for the incidence of uranium by companies such as Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., and Oklahoma Public Services. We have acquired a 1979 Oklahoma Public Services ("OPS") geologic report contiguous to our claims (Artillery Peak) that indicates the possible incidence of uranium. OPS drilling continued on to our claims as evidenced by drill holes verified on the ground, and such drill cuttings were found to be radioactive. Close spaced developmental drilling is indicated on our claims located at Artillery Peak.

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

COLORADO

Claims acquired by us in Colorado have historical production tonnages and grades published in the Colorado Geological Survey, Bulletin 40 - "Radioactive Mineral Occurrences of Colorado". Additionally, a third party consulting miner/engineer was utilized by us for his first hand knowledge of the Colorado properties acquired. As of the date of this Annual Report, we confirm that our Colorado located claims contain no uranium reserves and require extensive exploration by us.

TEXAS

We currently own two leases located in a South Texas uranium trend that we believe were subject to substantial historical exploration and, therefore, constitute some of our most prospective exploration targets. The previous historical exploration work conducted on and around the Uranium Energy Corp. exploration targets located in South Texas (Zavala County) is in a certain formation that was not the focus of uranium exploration in previous uranium booms (the "New Formation") (formation is not provided for competitive reasons). The New Formation represents a new "out of traditional trend" host rock for possible uranium mineralization. We have acquired a number of drill hole gamma logs, as well as one drill core whose chemical analysis supports the indication of uranium, along with lease and drill hole location maps. Insufficient drilling in past exploration programs did not quantify any reserves for Wold Nuclear. However, a portion of rock within the New Formation has been identified with grades to 0.11% chemical U308.

The expected mineralized area comprising the New Formation has been defined in geological area by our own work product. The New Formation host rock is up to 250 feet thick and has the potential for uranium mineralization similar to Wyoming's Powder River Basin. As of the date of this Annual Report, we have acquired two leases (473.06 gross acres) in an area where previous drilling and coring indicated ore grade uranium mineralization.

UTAH

Our Utah property (Crain Lease) was the subject of prior exploration drilling conducted by Pioneer-Uravan, Inc. and Truchas Limited in the 1970's to search for uranium indications. We have acquired gamma drill log interpretation worksheets from work previously conducted by Pioneer-Uravan, Inc. In addition, drill hole location maps have been obtained from work conducted for Pioneer-Uravan, Inc. and Truchas Limited. Further assay reports on core samples from exploration drilling previously conducted by Pioneer-Uravan, Inc. as verified by that company's commissioned assay report have also been obtained, as well as certain drill indicated uranium findings that provide the basis for preliminary reserve information as previously conducted and defined in a Truchas Limited summary and report (1979). As of the date of this Annual Report, our Utah located claims contain no uranium reserves that we have independently verified. Accordingly, this property requires extensive exploration by us.

A gamma drill log interpretation worksheet is work product created from a listing of sensory information created at routine intervals that forms the output or log of a uranium testing technique used when exploring depths of the earth beneath the surface through exploratory drilling.

EXPLORATION WORK PROGRAMS

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

The total cost of expected Phase II exploration on all mineral properties contemplated at this time is equal to $125,000 including contingency cost allowance. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

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

Based on exploration databases acquired during 2006 we were able to establish five separate lease positions with the South Texas uranium trend. Four of these lease positions are within Goliad County and will complement our existing Weesatche project. One of the positions was heavily drilled by Mobil Oil during the 1970's and 1980's and is known to contain an historic resource. We plan to document that resource through drilling. The three remaining Goliad County lease positions are highly encouraging prospects that we plan to drill during 2007 to prove or disprove the occurrence of uranium resources. The fifth lease position is within Duval County and falls within the Catahoula Formation, an historic uranium host formation of prolific proportions for South Texas. As previously stated, these lease positions were developed by our geologist during 2006 from historic databases. Land acquisition costs for these five prospects total $432,000 and drilling costs are approximated to be $562,000.

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

In all cases, results from Phase I of exploration on our properties will determine whether we proceed to Phase II of the exploration program, or discontinue exploration on the property. Phase II costs, if any, will be incurred in the subsequent 12-month period, and may require additional financing.

We expect to purchase and build a PFN Logging Truck for a total aggregate cost of approximately $157,000.

Our operational business plan calls for the acquisition of further uranium exploration properties in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. We have developed detailed exploration programs for each claim block area of interest based on historical data derived from past uranium exploration by other companies with a mandate to prove or disprove the existence of uranium resources.

MATERIAL AGREEMENTS

ANTHONY EMPLOYMENT AGREEMENT

On February 15, 2006, our Board of Directors authorized and approved the execution of the "Anthony Employment Agreement". On July 1, 2006 our Board of Directors approved an amendment to the Anthony Employment Agreement extending the initial term to July 1, 2008. Pursuant to the terms and provisions of the Anthony Employment Agreement, as amended: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000 to October 1, 2007 when the monthly fee paid to Mr. Anthony will increase to $12,500; (iii) we granted an aggregate of 250,000 pre forward split stock options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Anthony Employment Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Anthony) prior to the effective date of such termination. See "Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act", "Item 10. Executive Compensation" and "Item 12 Certain Relationships and Related Transactions and Director Independence."

RENEAU SERVICES AGREEMENT

From June 30, 2004, and as formalized in a letter agreement dated December 1, 2004 between us and Randall Reneau (the "Reneau Services Agreement"), Mr. Reneau has performed geological consulting services for us in exchange for $350 per diem plus expenses. During fiscal year ended December 31, 2004, Mr. Reneau invoiced us, and has been compensated, in the amount of $12,506. During fiscal year ended December 31, 2005, Mr. Reneau invoiced us, and has been compensated, in the amount of $72,838. See "Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act", "Item 10. Executive Compensation" and "Item 12 Certain Relationships and Related Transactions and Director Independence."

CORPORATE RELATIONS CONSULTING SERVICES AGREEMENT

On March 1, 2006, we entered into a corporate relations consulting services agreement (the "Corporate Relations Consulting Agreement") with Michael Baybak and Company Inc., which is related to one of our shareholders ("Michael Baybak"). In accordance with the terms and provisions of the Corporate Relations Consulting Agreement: (i) the term is for an initial six-month period; (ii) we agreed to pay up to $5,000 per month during the initial six-month period for services rendered; and (iii) we issued an aggregate of 500,000 warrants exercisable at $1.00 per share for a ten-year term. The shares of common stock underlying the warrants have piggyback registration rights.

Subsequent to the initial six-month period, we have extended the Corporate Relations Consulting Agreement on a month to month basis through the fiscal year 2006 and into the fiscal year 2007.

ADNANI EXECUTIVE SERVICES AGREEMENT

On July 1, 2006, our Board of Directors authorized and approved the execution of the "Adnani Executive Services Agreement". Pursuant to the terms and provisions of the Adnani Executive Services Agreement: (i) Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to Mr. Adnani a monthly fee of $10,000 for an initial term of two years expiring on July 1, 2008; (iii) we confirmed the previous granting of his existing pre forward split stock options; and (iv) the Adnani Executive Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Adnani) prior to the effective date of such termination. See "Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act", "Item 10. Executive Compensation" and "Item 12 Certain Relationships and Related Transactions and Director Independence."

BRAD MOORE MINERAL ASSET OPTION AGREEMENT

On October 11, 2005, we entered into a Mineral Asset Option Agreement (the "Option") with Brad A. Moore giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option, to date, we have paid Mr. Moore cash payments totaling $200,000 and issued 2,225,000 post-forward split shares of our restricted common stock. The Option requires a final issuance of 750,000 post-forward split restricted common shares on the eighteenth month following the effective date of the Option, specifically April 11, 2007. Title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option, the timing of which may be accelerated at our discretion. During the Option term, we have the right as operator to conduct or otherwise direct all the exploration on the properties to be acquired.

HARRY A. MOORE TRUST AGREEMENT

On December 12, 2005, our Board of Directors authorized and approved the execution of an agreement (the "Moore Trust Agreement") with Harry A. Moore Trust (the "Moore Trust"). Pursuant to the terms and provisions of the Moore Trust Agreement, we acquired an undivided 100% legal, beneficial and registerable interest in and to certain assets consisting of certain drill and assay data regarding prospective tracts located in Goliad, Waller, Duval and McMullen Counties in the State of Texas. Pursuant to further terms and provisions of the Moore Trust Agreement, we paid to the Moore Trust certain payments aggregating $50,000 and issued an aggregate of 75,000 shares.

EUROTRADE MANAGEMENT GROUP LTD. AGREEMENT

On February 1, 2006, our Board of Directors, pursuant to unanimous written consent, authorized and approved the execution of a corporate finance consulting services agreement (the "Consulting Services Agreement") with Eurotrade Management Group Ltd. ("Eurotrade"). Pursuant to the terms and provisions of the Consulting Services Agreement, we agreed to: (i) retain Eurotrade as a consultant for a one-year period effective February 1, 2006 (the "Effective Date"); (ii) within ten calendar days from the Effective Date, issue to Eurotrade an aggregate 515,000 pre-forward stock split shares of our restricted common stock (772,500 post-forward stock split); and (iii) reimburse Eurotrade for all pre-approved, direct and reasonable expenses actually and properly incurred by Eurotrade for our benefit in connection with its performance of consulting services.

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

On February 1, 2006, our Board of Directors subsequently authorized and approved the issuance to Eurotrade of an aggregate 515,000 pre-forward stock split shares (772,500 post-forward stock split shares) of our restricted common stock at a deemed price of $0.50 per share in accordance with the terms and provisions of the Consulting Services Agreement. See "Item 5. Market for Common Equity and Related Stockholder Matters."

DRILLING DATABASE INFORMATION AGREEMENT

On December 12, 2005, we entered into a drilling database information agreement (the "Drilling Database Agreement") with Jim Knupke. In accordance with the terms and provisions of the Drilling Database Agreement: (i) we are required to make cash payments to Mr. Knupke of $2,000 per month payable quarterly; (ii) issue an aggregate of 12,500 pre-forward stock split shares of our restricted common stock (18,750 post-forward stock split); and (iii) issue a further 12,500 restricted common shares quarterly for the next three quarters following the effective date of the Drilling Database Agreement. See "Item 5. Market for Common Equity and Related Stockholder Matters."

URANIUM MINING LEASE

On June 13, 2006, we entered into a ten-year uranium mining lease (the "Lease") with John G. Jebsen and John Triantis (collectively, the "Lessor"), pursuant to which the Lessor granted and leased to us certain acreage consisting of 41 unpatented lode mining claims located in Carbon County, Wyoming. In accordance with the terms and provisions of the Lease, we shall: (i) investigate, explore, prospect, drill, solution mine, produce, extract, treat, process, and store uranium, thorium and other fissionable associated substances (the "Leased Substances"); (ii) pay to the Lessor an aggregate of $50,000 for the Lease; and
(iii) pay to the Lessor a production royalty as follows: (a) in the event the sales price for the Leased Substances mined by us is less than $0.50 per pound, five percent (5%) of the net proceeds received, and (b) in the event the sales price for the Leased Substances mined by us exceeds $0.50 per pound, six percent (6%) of the net proceeds received. In addition to the payments required to be made by us under the terms of the Lease as discussed, we shall pay additional minimum advance royalties as follows: (i) $30,000 on or before September 15, 2006; which sum has been paid; (ii) $30,000 on or before January 1, 2007; (iii) $50,000 on or before June 1, 2007; (iv) $500,00 on or before December 1, 2007;
(v) $500,00 on or before December 1, 2008; (vi) $50,000 on or before December 1, 2009; and (vi) $50,000 on or before December 1st of every year subsequent to December 1, 2009 and as long thereafter as Leased Substances are being produced in commercial quantities from the property subject to the Lease.

In December 2006 the Company terminated the Lease due to results from its 2006 exploration program that were lower than historically indicated. Under the terms of the lease agreement, the Company paid an initial lease payment of $50,000 in June 2006, and an additional $30,000 in September 2006. There are no further payments or commitments due or payable. The Company has applied for the release of $136,458 in certificates of deposit to the Wyoming Department of Environmental Quality, which were incurred prior to exploration activities commencing on the leased property.

OPTION TO PURCHASE ASSETS AGREEMENT

On July 27, 2006, we entered into an option to purchase assets (the "Option") with High Plains Uranium Inc. ("High Plains"), pursuant to which we agreed to sell our unencumbered database consisting of 813 mobile drill logs (e-logs and lithlogs), 242 Moore Energy logs and certain drill hole location maps, reserve calculations, survey data and core analyses (collectively, the "Cadena Database"). In accordance with the terms and provisions of the Option: (i) High Plains shall within thirty calendar days (the "Option Period") pay us a non-refundable cash payment in the aggregate amount of $150,000, with an initial option payment of $25,000 which was received on the date of execution of the Option and the final option payment of $125,000 on or before the end of the Option Period, which $125,000 we have received as of the date of this Annual Report; and (ii) High Plains shall issue to us 333,333 shares of their common stock; and (iii) High Plains shall pay a 1.0% royalty to the Company of the gross proceeds from the sale of uranium or substance derived from a specified area within the Agreement.

The 333,333 shares of High Plains Uranium Inc. common stock were subsequently received. As of January 19, 2007 High Plains Uranium Inc. ("HPU") completed a business combination agreement with Energy Metals Corp. ("EMC"), a TSX listed Canadian based public company. As a result, the 333,333 shares of HPU are being exchanged for 53,763 shares of EMC. As of December 31, 2006 the 53,763 shares of EMC have a fair market value of $543,006.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium minerals exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of uranium minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labour standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have been incurred to date with respect to compliance with environmental laws, primarily relating to the posting of a performance bond, and costs are only expected to increase with the increasing scale and scope of exploration operations, especially with the advent of Phase II exploration costs.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, other than with respect to the posting of a performance bond, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations. Environmental regulation is discussed in further detail in the following section.

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

RESEARCH AND DEVLOPMENT

No research and development expenditures have been incurred, either on our account or sponsored by customers for the past three years.

EMPLOYEES

Amir Adnani is our President and Chief Executive Officer, Pat Obara is our Chief Financial Officer, Randall Reneau is our Chief Exploration Officer, and Harry Anthony is our Chief Operating Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. We currently employee six persons on a full time basis and contract with approximately eight individuals on a full time basis for ongoing services provided to us.

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

RISKS RELATED TO OUR BUSINESS

         WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of our mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Further, if we are able to establish that development of our mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment.

As our mineral properties do not contain any reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, achieve revenues and recover the money we spends on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and has no known body of economic mineralization. The known mineralization at these projects has not yet been determined to be economic ore, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable orebody exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore. Any determination that our properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

         OUR EXPLORATION ACTIVITIES ON OUR MINERAL PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND ITS INVESTMENTS IN EXPLORATION.

Our long-term success depends on its ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of uranium exploration is determined in part by the following factors:

     [ ] identification of potential uranium mineralization based on superficial analysis;
     [ ] availability of government-granted exploration permits;
     [ ] the quality of management and geological and technical expertise; and
     [ ] the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

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

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $16,969,779 from May 16, 2003 (inception) to December 31, 2006. As of December 31, 2006, we had an accumulated deficit of $16,969,779 and had incurred losses of approximately $14,818,318 during the fiscal year ended December 31, 2006. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

         OUR PARTICIPATION IN AN INCREASINGLY LARGER NUMBER OF URANIUM MINERALS EXPLORATION PROSPECTS HAS REQUIRED AND WILL CONTINUE TO REQUIRE SUBSTANTIAL CAPITAL EXPENDITURES.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit uranium prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for fiscal year ended December 31, 2006 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion And Analysis or Plan of Operation - Going Concern."

            WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

            AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL MINERALS EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

         THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

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

Future potential uranium mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labour standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

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

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Amir Adnani, our President, Chief Executive Officer, Principal Executive Officer and a director, D. Bruce Horton, a director, Randall Reneau, our Chief Exploration Officer and a director, and Harry Anthony, our Chief Operating Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

            OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

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

As of the date of this Annual Report, we have 35,412,338 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 3,653,583 and 5,091,000 shares of our common stock pursuant to two separate SB-2 registration statements declared effective on December 5, 2005 and October 20, 2006, respectively. As a result of these registration statements, an aggregate of 8,744,583 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

In addition, on February 14, 2007, we filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 8,100,000 shares of our common stock as follows: (i) 5,400,000 shares of our common stock issued; and
(ii) 2,700,000 shares of common stock underlying certain common stock purchase warrants issuable at an exercise price of $3.00. As of the date of this Annual Report, the registration statement has not been declared effective. When declared effective and the shares are registered, the 5,400,000 shares of common stock issued would be available for immediate resale and if sold would have an adverse effect on the price of our common stock. The 2,700,000 shares of common stock underlying the common stock purchase warrants would be registered and which, if exercised, would have an adverse effect on the price of our common stock. To the extent stockholders exercised the warrants and resold the shares of common stock issued to them upon such exercise (subject to applicable securities law restrictions), the price of our common stock may decrease due to the additional shares of common stock in the market. See "Item 5. Market for Common Equity and Related Stockholder Matters."

As of the date of this Annual Report, there are 24,788,455 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 4,287,500 stock options outstanding and an aggregate of 4,792,250 share purchase warrants outstanding. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

Our common stock commenced trading on December 5, 2005 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

ONE OF OUR SHAREHOLDERS MAY EXERCISE VOTING POWER OF MORE THAN 9.0% OF OUR COMMON STOCK.

As of the date of this Annual Report, Golden West Investments Ltd. ("Golden West") owns 3,250,000 shares of our common stock, or 9.2% of our outstanding common stock and is one of our largest shareholders. Due to its stock ownership, Golden West may be in a viable position to affect the election of the Board of Directors and, therefore, to affect the control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Golden West may be able to affect the prevention of or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Golden West's consent. The interest of one of our largest shareholders may differ from the interests of other shareholders.

Golden West investments Ltd. is a corporation organized under the laws of Belize. The sole director of Golden West is Trustell Ltd. See "Item 11. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."


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

         OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a "penny stock." SEC Rule 15g-9 under the

Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

         A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

         A MAJORITY OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal office space located at 9801 Anderson Mill Road, Suite 230, Austin Texas, U.S.A., 78750, on a month to month basis. The office space cost is $1,453.83 per month. We also have a one year lease ending on June 30, 2007 for an office located at Suite 210, 100 E. Kleberg Avenue, Kingsville, Texas, U.S.A., 78363. The office space cost is $1,500 per month. We also have a one year lease ending on May 31, 2007 for a field office located at Suite 230, 232 East Second Street, Casper, Wyoming, U.S.A., 82601. The office space costs $886 per month. We have rent office space located at 1111 West Hastings Street, Suite 320, Vancouver, BC, V6E 2J3 Canada. There are no lease commitments and rent and expenses are paid on a month to month basis. The net rent expense is approximately $2,100 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

INFORMATION STATEMENT UNDER SECTION 14(C) OF THE EXCHANGE ACT

During fiscal year 2006, certain matters were submitted to our shareholders for approval as follows:

On December 19, 2005, our Board of Directors authorized and approved, subject to shareholder approval, certain corporate action, which the Board of Directors deemed to be in our best interests and those of our shareholders. The Board of Directors further authorized the preparation and circulation of an Information Statement to be filed under Section 14(c) of the Securities Exchange Act (the "Information Statement"), which information statement was filed on January 9, 2006.

The Information Statement was circulated to our shareholders in connection with the taking of corporate action without a meeting upon the written consent (the "Written Consent") of the holders of a majority of the outstanding shares of our Common Stock. The record date for determining shareholders entitled to vote or give Written Consent was December 23, 2005.

The matters upon which  action was taken  effective as of February 1, 2006 were:
(i) the approval of an amendment to our Articles of Incorporation to increase the authorized capital from 75,000,000 shares of Common stock to 750,000,000 shares of Common Stock; and (ii) to ratify the adoption of the 2005 Stock Option Plan for our key personnel, which included the non-qualified stock option plan (the "Stock Option Plan"), and to ratify the grant of stock options pursuant to a stock option plan agreement and the grant of incentive stock options pursuant to an incentive stock option plan agreement.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "URME:OB" on December 5, 2005. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

        MONTH ENDED                      HIGH BID                   LOW BID

     December 31, 2006                    $3.58                      $2.67
     September 30, 2006                   $3.25                      $1.72
     June 30, 2006                        $4.85                      $2.00
     March 31, 2006                       $7.33                      $0.83
     December 31, 2005                      Nil                        Nil

As of March 1, 2007, we had 88 shareholders of record.

DIVIDEND POLICY

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:



                                 NUMBER OF SECURITIES TO BE                                     NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
        PLAN CATEGORY                       (A)                           (B)                  (EXCLUDING COLUMN (A))
______________________________________________________________________________________________________________________

Equity Compensation Plans
Approved by Security Holders
(2006 Stock Incentive Plan)             4,287,500                        $0.99                      2,175,000

Equity Compensation Plans Not
Approved by Security
Holders(*)                              4,792,250                        $2.57                            Nil



2006 STOCK INCENTIVE PLAN

On December 19, 2005, our Board of Directors authorized and approved the adoption of the 2005 stock option plan effective December 19, 2005. On October 10, 2006, we adopted the 2006 Stock Incentive Plan in place of the 2005 Stock Option Plan, under which an aggregate of 10,000,000 of our shares may be issued. All securities issued under the 2005 Stock Option Plan are covered by the 2006 Plan. We have registered the shares underlying the 2006 Plan pursuant to a registration statement on Form S-8 with the SEC.

The purpose of the 2006 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2006 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. We may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2006 Plan. An aggregate of 10,000,000 of our shares may be issued pursuant to the grant of awards under the 2006 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the 2006 Plan. If the administrator under the 2006 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", he or she shall immediately forfeit all rights to any of the awards outstanding. The 2006 Plan is subjective to approval by our shareholders within twelve (12) months from the date of adoption of the 2006 Plan by our Board of Directors.

During fiscal year ended December 31, 2006, we granted an aggregate of 2,485,000 stock options at varying exercise prices ranging from $0.33 per share to $2.46 per share. During fiscal year ended December 31, 2006, an aggregate of 3,137,500 stock options were exercised for at varying exercise prices resulting in receipt of aggregate proceeds of $1,625,700. We granted a further aggregate 615,000 stock options subsequent to December 31, 2006 at $3.30 per share. Subsequent to December 31, 2006, an aggregate 400,000 stock options were exercised at varying exercise prices resulting in receipt of aggregate proceeds of $300,000. See " - Recent Sales of Unregistered Securities" below.

As of the date of this Annual Report, there are an aggregate of 4,287,500 stock options granted and outstanding.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 4,792,250 common stock purchase warrants issued and outstanding. During fiscal year ended December 31, 2006 and January 2007, we issued an aggregate 5,233,500 common stock purchase warrants. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in private placements by us during fiscal year 2006 and in January 2007 as follows: (i) on March 1, 2006 we issued 500,000 warrants to acquire up to 500,000 shares of our common stock at an exercise price of $1.00 per share during the period commencing on March 1, 2006 and ending on March 1 2016; (ii) on April 1, 2006, we issued 300,000 warrants to acquire up to 300,000 shares of our common stock at an exercise price of $1.50 per share during the period commencing on April 1, 2006 and ending on the day which is earlier of (a) April 1, 2007, or (b) six months commencing from the effective date of our registration statement (the "April 2006 Warrants"); (iii) during May/June 2006, we issued 1,262,500 warrants to acquire up to 1,262,500 shares of our common stock at an exercise price of $2.50 per share during the period commencing on the effective date of the registration statement and ending on the day which is the earlier of (a) twelve months from the date of issuance, or (b) six months commencing from the effective date of the Company's proposed registration statement (the "May 2006 Warrants"); (iv) in May and June of 2006, we issued an aggregate of 471,000 non-transferable Finder's Fee warrants to acquire 471,000 shares of our common stock as a finder's fees in connection with the offering of the May 2006 Units, which
Finder's Fee warrants have the same terms and conditions as the May 2006 Warrants; (v) on December 13, 2006, we issued 1,400,000 warrants to acquire up to 1,400,000 shares at an exercise price of $3.00 per share commencing on a date that is at least 61 days after a shareholder delivers to us a written notice and ending on a day which is the earlier of (a) 18 months from December 13, 2006, or
(b) nine months commencing from the effective date of the pending Registration Statement (the "December 13, 2006 Warrants"); (vi) on December 22, 2006, we issued 1,200,000 warrants to acquire up to 1,200,000 shares at an exercise price of $3.00 per share until the earlier of (a) 18 months from the date of issuance, or (b) nine months commencing from the effective date of the pending Registration Statement (the "December 22, 2006 Warrants"); and (vii) on January 3, 2007, we issued 100,000 warrants to acquire up to 100,000 shares at an exercise price of $3.00 per share until the earlier of (a) 18 months from the date of issuance, or (b) nine months commencing from the effective date of the pending Registration Statement (the "January 2007 Warrants"). See " -- Recent Sales of Unregistered Securities."

Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333-127185 (the "Registration Statement), under the Securities Act, an aggregate of 2,700,000 shares of common stock underlying certain common stock purchase warrants described above will be registered. As of the date of this Annual Report, the Registration Statement has not become effective.

As of the date of this Annual Report, 441,250 share purchase warrants have been exercised for aggregate proceeds of $1,053,125, and there are 4,792,250 share purchase warrants granted and outstanding. See " - Recent Sales of Unregistered Securities" below.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2006, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

APRIL 2006 PRIVATE PLACEMENT OFFERING

On April 1, 2006, we closed a private placement offering (the "April 2006 Private Placement Offering") whereby we issued an aggregate of 300,000 units at a subscription price of $1.00 per unit (the "April 2006 Units"). Each April 2006 Unit was comprised of one share of common stock and one non-transferable warrant (the "April 2006 Warrant"), representing the issuance of an aggregate of 300,000 shares of our restricted common stock and 300,000 April 2006 Warrants with piggyback registration rights for all securities underlying the April 2006 Units issued. We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the share issuable upon exercise of the April 2006 Warrants. Each April 2006 Warrant is exercisable at $1.50 per share during the period commencing on April 1, 2006 and ending on the day which is earlier of: (i) April 1, 2007, or (ii) six months commencing from the effective date of our registration statement.

The April 2006 Private Placement Offering was completed in reliance of Rule 506 of Regulation D of the Securities Act. Sales to United States investors pursuant to Rule 506 of Regulation D were limited to investors who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D. The per share price of the April 2006 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued the April 2006 Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

MAY/JUNE 2006 PRIVATE PLACEMENT OFFERING

In May and June of 2006, we closed a private placement offering (the "May 2006 Private Placement Offering") whereby we issued an aggregate of 2,525,000 units at a subscription price of $2.00 per unit (the "May 2006 Units"). Each May 2006 Unit was comprised of one share of common stock and one-half of one non-transferable warrant (the "May 2006 Warrant"), representing the issuance of an aggregate of 2,525,000 shares of our restricted common stock and 1,262,500 May 2006 Warrants. We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the shares issuable upon exercise of the May 2006 Warrants. Each whole May 2006 Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share during the period commencing on the effective date of the registration statement and ending on the day which is the earlier of: (i) twelve months from the date of issuance, or (ii) six months commencing from the effective date of the Company's proposed registration statement related to the May 2006 Private Placement. The common stock registered represents the 1,262,500 shares of common stock issuable upon exercise of the May 2006 Warrants.

In May and June of 2006, we issued an aggregate of 471,000 non-transferable Finder's Fee warrants to acquire 471,000 shares of our common stock as finder's fees in connection with the offering of the May 2006 Units. The Finder's Fee warrants have the same terms and conditions as the May 2006 Warrants.

The May 2006 Private Placement Offering was completed in reliance of Rule 506 of Regulation D of the Securities Act, with respect to investors in the United States, and in reliance of Rule 903 of Regulation S of the Securities Act, with respect to those investors who were not "U.S. Persons", within the meaning of Regulation S, and who were otherwise outside of the United States. Sales to United States investors pursuant to Rule 506 of Regulation D were limited to investors who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D. The per share price of these offerings was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. Finder's fees payable on the transaction is 7% of the gross proceeds raised from the sale of the units payable in cash plus 10% of the gross units issued payable in warrants identical to those provided in the units.

We filed a Registration Statement on Form SB-2 under the Securities Act, which was declared effective on October 20, 2006, to register an aggregate of 5,091,000 shares of our common stock.

DECEMBER 2006 PRIVATE PLACEMENT OFFERING

On December 13, 2006, we closed a private placement offering (the "December 2006 Private Placement Offering"), whereby we issued an aggregate of 2,800,000 units at a price of $2.50 per unit (the "December 13, 2006 Units"). Each December 13, 2006 Unit consists of one share of common stock and one-half of one warrant (the "December 13, 2006 Warrant"). Each whole December 13, 2006 Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share. The December 13, 2006 Warrants are exercisable commencing on a date that is at least 61 days after the stockholder delivers a written notice to us and ending on the day which is the earlier of: (i) 18 months from December 13, 2006, or (ii) nine months commencing from the effective date of the registration statement. The common stock registered represents the 2,800,000 shares of common stock issued in connection with the issuance of the December 13, 2006 Units and the 1,400,000 shares of common stock issuable upon exercise of the December 13, 2006 Warrants. We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the shares issuable upon exercise of the December 13, 2006 Warrants.

On December 22, 2006, we issued a further aggregate of 2,400,000 December 22, 2006 units at a price of $2.50 per unit (the "December 22, 2006 Units"). Each December 22, 2006 Unit consists of one share of common stock and one-half of one December 22, 2006 Warrant. The common stock registered represents the 2,400,000 shares of common stock issued in connection with the issuance of the December 22, 2006 Units. We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the shares issuable upon exercise of the December 22, 2006 Warrants in the December 22, 2006 Private Placement. We agreed to have the registration statement declared effective within four months from the date of the issuance of the December 22, 2006 Units and, in the event that the registration statement is not declared effective by that date, to issue additional warrants to acquire shares in our capital equal to one one-hundredth of a warrant for each U.S. $1.00 in aggregate funds paid by each subscriber for the December 22, 2006 Units for each 30 calendar day period (or partial period thereof) during which the registration statement has not been declared effective, after the expiry of the four month period. Each whole December 22, 2006 Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share during the period commencing on the date of issuance and ending on the day which is the earlier of: (i) 9 months from the date of issuance, or (ii) nine months commencing from the effective date of the registration statement. The common stock registered also represents the 1,200,000 shares of common stock issuable upon exercise of the December 22, 2006 Warrants.

The December 2006 Private Placement Offering was completed in reliance of Rule 506 of Regulation D of the Securities Act, with respect to investors in the United States, and in reliance of Rule 903 of Regulation S of the Securities Act, with respect to those investors who were not "U.S. Persons", within the meaning of Regulation S, and who were otherwise outside of the United States. Sales to United States investors pursuant to Rule 506 of Regulation D were limited to investors who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D. The per share price of these offerings was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. Finder's fees payable on the transaction is 7% of the gross proceeds raised from the sale of the units payable in cash plus 10% of the gross units issued payable in warrants identical to those provided in the units.

JANUARY 2007 PRIVATE PLACEMENT OFFERING

On January 3, 2007, we closed a private placement offering (the "January 2007 Private Placement Offering"), whereby we issued an aggregate of 200,000 units at a price of $2.50 per unit (the "January 2007 Units"). Each January 2007 Unit consists of one share of common stock and one-half of one warrant (the "January 2007 Warrant"). We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the shares issuable upon exercise of the January 2007 Warrants. Each whole January 2007 Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share during the period commencing on the date of issuance and ending on the day which is the earlier of: (i) 18 months from the date of issuance, or (ii) nine months commencing from the effective date of the registration statement.

The January 2007 Private Placement Offering was completed in reliance of Rule 506 of Regulation D of the Securities Act, with respect to investors in the United States, and in reliance of Rule 903 of Regulation S of the Securities Act, with respect to those investors who were not "U.S. Persons", within the meaning of Regulation S, and who were otherwise outside of the United States. Sales to United States investors pursuant to Rule 506 of Regulation D were limited to investors who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D.

The per share price of these offerings was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We have filed a Registration Statement on Form SB-2 under the Securities Act to register an aggregate of 8,100,000 shares of our common stock, of which 2,700,000 are shares underlying the respective warrants. As of the date of this Annual Report, the Registration Statement has not been declared effective by the Securities and Exchange Commission.

EXERCISE OF STOCK OPTIONS

During fiscal year ended December 31, 2006, we issued an aggregate of 3,137,500 shares of our common stock pursuant to the exercise of 3,137,500 stock options at varying per share exercise prices resulting in receipt of aggregate proceeds of $1,625,700. Subsequent to December 31, 2006, we issued an additional 400,000 shares of our common stock pursuant to the exercise of 400,000 stock options at varying per share exercise prices resulting in receipt of aggregate proceeds of $300,000. Of these shares, 400,000 stock options were subject to previous S-8 registration statements.

EXERCISE OF WARRANTS

As of the date of this Annual Report, we issued an aggregate 441,250 shares of our common stock pursuant to the exercise of 441,250 warrants at varying exercise prices resulting in receipt of aggregate proceeds of $1,053,125. All 441,250 shares were subject to the Registration Statement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements as at and for fiscal years ended December 31, 2006 and 2005 and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:

RESULTS OF OPERATIONS

                                                             FOR THE PERIOD FROM
                           FISCAL YEAR ENDED DECEMBER 31     MAY 16, 2003
                                                             (INCEPTION) TO
                                   2006 AND 2005             DECEMBER 31, 2006
                           _____________________________________________________

Operating Expenses          $14,924,525     $ 1,998,805          $ 17,075,986
    Mineral property          4,716,223         975,514             5,749,903
    expenditures, net of
    recoveries
    General and               2,496,900         136,739             2,647,172
    administration
    Management fees and       1,355,803         128,860             1,529,264
    consulting fees
    Management fees -         6,020,298         684,008             6,704,306
    stock based, Wages
    and benefits - stock
    based, and consulting
    fees - stock based
    Professional fees           315,564          73,684               425,604
    Depreciation                 19,737             -0-                19,737
Loss before other items     (14,924,525)     (1,998,805)          (17,075,986)
________________________________________________________________________________

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

Our net  loss  for  fiscal  year  ended  December  31,  2006  was  approximately
($14,818,318) compared to a net loss of ($1,998,805) during fiscal year ended December 31, 2005 (an increase of $12,819,513). During fiscal years ended December 31, 2006 and 2005, we did not generate any revenue.

During fiscal year ended December 31, 2006, we incurred expenses of approximately $14,924,525 compared to $1,998,805 incurred during fiscal year ended December 31, 2005 (an increase of $12,925,720). These operating expenses incurred during fiscal year ended December 31, 2006 consisted of: (i) mineral property expenditures of $4,716,223 net of recoveries, (2005: $975,514); (ii) general and administrative expenses of $2,496,900 (2005: $136,739); (iii) management fees of $647,248 (2005: $128,860); (iv) professional fees of $315,564 (2005: $73,684); (v) management fees - stock-based relating to the valuation of stock options granted to our officers and directors of $923,253 (2005: $-0-);
(vi) consulting fees of $708,555 (2005: $-0-); (vii) wages and benefits - stock-based relating to the valuation of stock options granted to our employees of $431,078 (2005: $-0-); (vii) consulting fees - stock based relating to the valuation of stock options granted to our consultants of $4,665,967 (2205:
$684,008); and (viii) depreciation in the amount of $19,737 (2005 $-0-).

Operating expenses incurred during fiscal year ended December 31, 2006 increased primarily due to the increase in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. General and administrative expenses incurred during fiscal year ended December 31, 2006 primarily increased relating to corporate marketing and increased business operations pertaining to the increased number of uranium properties acquired. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Stock based compensation relating to management fees, consulting fees and wages and benefits incurred during fiscal year ended December 31, 2006 substantially increased due to the recording of the non-cash expense of $4,665,967, $923,253 and $431,078, respectively, in connection with the grant of stock options to our officers/directors, employees and consultants.

Of the $14,924,525 incurred as operating expenses during fiscal year ended December 31, 2006, an aggregate of $216,680 was incurred payable to International Market Trend ("IMT") for amounts due and owing for operational, administrative and financial services rendered during fiscal year ended December 31, 2006. On December 1, 2005, we entered into a financial consulting agreement with IMT (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) we pay to IMT $10,000 monthly for services rendered by IMT; and (ii) we granted to IMT and/or its designates 1,300,000 Stock options exercisable at $0.50 per share.

Of the $14,924,525 incurred as operating expenses during fiscal year ended December 31, 2006, an aggregate of $647,248 was incurred payable to certain officers and directors in management and consulting fees. Of the $647,248: (i) we incurred to our President/Chief Executive Officer an aggregate of $130,000 in connection with performance of managerial, administrative and business development services and an additional $130,000 as bonus; (ii) we incurred to our Chief Operating Officer an aggregate of $137,143 in connection with performance of managerial and operational services; (iii we incurred to our Chief Exploration Officer an aggregate of $182,000 in connection with performance of exploration related services; and (iv) we incurred to our Chief Financial Officer an aggregate of $37,019 in connection with performance of administrative and financial services. As at December 31, 2006, there were no amounts due and owing to our directors and officers with the exception of the bonuses in the amounts of $225,581 due and owing to our President/Chief Executive Officer, Chief Operating Officer, Chief Exploration Officer and Chief Financial Officer. We also paid an aggregate $10,224 to a private company of which Amir Adnani, our President/Chief Executive Officer, is a director for marketing and media services rendered on our behalf. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions and Director Independence."

Operating expenses incurred during fiscal year ended December 31, 2006 were offset by income aggregating $106,207 consisting of $76,494 in interest income and $29,713 in other income from proceeds received for consulting services provided, resulting in a net loss of ($14,818,318). Operating expenses incurred during fiscal year ended December 31, 2005 were not offset by any income resulting in a net loss of ($1,998,805).

Our net loss during fiscal year ended December 31, 2006 was ($14,818,318) or ($0.56) per share compared to a net loss of ($1,998,805) or ($0.12) per share during fiscal year ended December 31, 2005. The weighted average number of shares outstanding was 26,342,512 for fiscal year ended December 31, 2006 compared to 17,298,582 for fiscal year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

                                            AS AT                 AS AT
                                      DECEMBER 31, 2006     DECEMBER 31, 2005

Cash and cash equivalents                $13,581,377            $107,160
Working capital (deficiency)              13,460,648           (215,828)
Total assets                              14,197,695             107,460
Total liabilities                          (532,043)           (323,288)
Stockholders' equity (deficiency)         13,665,652           (215,828)

FISCAL YEAR ENDED DECEMBER 31, 2006

As at fiscal year ended December 31, 2006, our current assets were $13,992,691 and our current liabilities were $532,043, which resulted in a working capital surplus of $13,460,648. As at fiscal year ended December 31, 2006, current assets were comprised of: (i) $13,581,377 in cash and cash equivalents; (ii) $235,040 in an agreement receivable; (iii) $20,020 in accounts receivable; and
(iv) $19,796 in other current assets. As at fiscal year ended December 31, 2006, current liabilities were comprised of: (i) $306,462 in accounts payable and accrued liabilities; and (ii) $225,581 due to related parties.

As at fiscal year ended December 31, 2006, our total assets were $14,197,695 comprised of: (i) $13,992,691 in current assets; and (ii) $205,004 in property and equipment. The increase in total assets during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in cash and cash equivalents resulting from receipt of proceeds from the private placement offerings and exercise of stock options.

As at fiscal year ended December 31, 2006, our total liabilities were $532,043 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in amounts payable and accrued liabilities.

Stockholders' equity increased from ($215,828) for fiscal year ended December 31, 2005 to $13,665,652 for fiscal year ended December 31, 2006.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2006, net cash flows used in operating activities was ($6,060,585), consisting primarily of a net loss of ($14,818,318). Net cash flows used in operating activities was adjusted by $6,020,298 to reconcile the non-cash expense of stock options granted and by $2,783,500 to reconcile non-cash mineral property expenditures.

For fiscal year ended December 31, 2005, net cash flow used in operating activities was $(751,610), consisting primarily of a net loss of $(1,998,805). The change in net cash flows used in operating activities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 related primarily to the increase in the non-cash expense of stock options granted of $6,020,298 (2005: $684,008) and non-cash mineral property expenditures of $2,783,500 (2005: $275,000). In fiscal year ended December 31, 2006, an increase in accounts payable provided cash of $192,006 compared to $85,601 in fiscal year ended December 31, 2005.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended December 31, 2006, net cash flows used in investing activities was ($361,198) consisting of the purchase of equipment of $224,740 (2005 $-0-) and restricted cash deposits of $136,458 (2005: $-0-).

There were no cash flows from investing activities in fiscal year ended December 31, 2005.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the issuance of equity and debt instruments. For fiscal year ended December 31, 2006, net cash flows from financing activities was $19,896,000 compared to $452,500 for fiscal year ended December 31, 2005, pertaining primarily to proceeds received from the sale of our common stock and offset by payment of financing charges of $329,700. We completed private placement financings in December 2006 and January 2007 whereby we sold an aggregate of 5,400,000 units at a price of $2.50 per unit for gross proceeds of $13,500,000.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Our existing working capital is expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended December 31, 2006, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placements, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

o On April 1, 2006, we closed the April 2006 Private Placement Offering whereby we issued an aggregate of 300,000 April 2006 Units at a subscription price of $1.00 per April 2006 Unit for aggregate gross proceeds of $300,000. The aggregate April 2006 Units comprised 300,000 shares of our restricted common stock and 300,000 April 2006 Warrants with piggyback registration rights for all securities underlying the April 2006 Units issued. The April 2006 Warrants are exercisable at $1.50 per share for a term from the date of issuance and ending on the earlier of: (1) twelve months from the date of issuance, or (ii) six months from the effective date of registration.

o During May and June 2006, we closed the May and June 2006 Private Placement Offerings in the aggregate amount of 2,525,000 May and June 2006 Units at a subscription price of $2.00 per May and June 2006 Unit for total aggregate gross proceeds of $5,050,000. The aggregate May and June 2006 Units comprised 2,525,000 shares of our restricted common stock and 1,262,500 May and June 2006 Warrants with piggyback registration rights for all securities underlying the May and June 2006 Units issued. The May and June 2006 Warrants are exercisable at $2.50 per share for a term commencing on the date of issuance and ending on the earlier of: (i) twelve months from the date of issuance, or (ii) six months from the effective date of registration.

We filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 5,091,000 shares, including the 3,057,500 common shares issued in the respective private placement offerings and the 2,033,500 common shares underlying the respective warrants. The Registration Statement was declared effective October 20, 2006.

o During December 2006, we closed the December 2006 Private Placement Offerings in the aggregate amount of 5,200,000 December 2006 Units at a subscription price of $2.50 per December 2006 Unit for aggregate gross proceeds of $13,000,000. The aggregate December 2006 Units comprised 5,200,000 shares of our restricted common stock and 2,600,000 December 2006 Warrants with piggyback registration rights for all securities underlying the December 2006 Units issued. The December 2006 Units are exercisable at $3.00 per share for a term commencing on the date of issuance and ending on the earlier of: (i) 18 months from the date of issuance, or (ii) nine months commencing from the effective date of the proposed registration statement.

o During January 2007, we closed the January 2007 Private Placement Offering in the aggregate amount of 200,000 January 2007 Units at a subscription price of $2.50 per January 2007 Unit for aggregate gross proceeds of $500,000. The aggregate January 2007 Units comprised 200,000 shares of our restricted common stock and 100,000 January 2007 Warrants with piggyback registration rights for all securities underlying the January 2007 Units issued. The January 2007 Units are exercisable at $3.00 per share for a term commencing on the date of issuance and ending on the earlier of: (i) 18 months from the date of issuance, or (ii) nine months commencing from the effective date of the proposed registration statement.

o There were no fees due or payable in connection with the December 2006 and January 2007 Private Placement offerings.

We filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 8,100,000 shares, including the 5,400,000 common shares issued in the respective private placement offerings and the 2,700,000 common shares underlying the respective warrants. As of the date of this Annual Report, the Registration Statement has not been declared effective.

As of the date of this Annual Report, we have also received an aggregate $1,625,700 from the exercise of stock options at varying share exercise prices and an aggregate $1,053,125 from the exercise of 400,000 warrants at varying share exercise prices.

GOING CONCERN

We commenced operations on May 16, 2003 and have not realized any significant revenues since inception. As at December 31, 2006, we have working capital of $13,460,648 and an accumulated deficit of $16,969,779 (December 31, 2005 - $2,151,461). We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. We intend to continue to fund our initial operations by way of private placements as may be required. To date, we have completed private placements and exercised stock options for total proceeds of $20,926,396 from the issuance of shares of the our common stock.

MATERIAL COMMITMENTS

During March 2006, we committed to spend approximately $450,000 on company image and market development. As a result we executed a consulting agreement between the Company and EurXchange dated April 1, 2006 (the "Consulting Agreement")and in accordance with the terms and provisions of the Consulting Agreement: (i) we agreed to pay an aggregate of 290,000 EUR ($375,000 U.S. Dollars), with the first installment paid as of April 1, 2006 and the second and third installments of 80,000 EUR each paid on April 30, 2006 and May 30, 2006, respectively; (ii) EurXchange agreed to render to us consulting services including, but not limited to, translations of webpage, business plan and new releases into German, establishment of communication during European business hours, chat line coordination, web portal presence through Wallstreet Online, production and distribution of a MIDAS research report and a penny stock report, presentation of roadshows, production of certain mailers, and establishment of a Stock Hotline telephone line; and (iii) we issued to EurXchange an aggregate of 400,000 shares of our restricted common stock.

As of the date of this Annual Report, we have paid to EurXchange an aggregate of 290,000 EUR pursuant to the terms and provisions of the Consulting Agreement. All fees have been paid to EurXchange and there are no further ongoing commitments due by the Company in connection with the Consulting Agreement.

We are also committed to pay our key executives a total of approximately $480,000 per year. See "Item 10. Executive Compensation" and "Item. 13. Certain Relationships and Related Transaction and Director Independence."

PURCHASE OF SIGNIFICANT EQUIPMENT

We intend to purchase and build a PFN logging truck for a total aggregate cost of approximately $157,000. The truck has been purchased and a further deposit of $50,000 has been paid towards the purchase and installation of the PFN equipment. A further final payment of approximately $70,000 is due upon delivery of the logging truck which is estimated to be completed by the end of March, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly  evaluate the  accounting  policies  and  estimates  that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

MINERAL PROPERTY COSTS

We are primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with shares of our common stock, those shares are valued at market at the time the shares are due.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at our sole discretion, those future payments, whether in cash or shares, are recorded only when we have made or are obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, we have incurred only acquisition and exploration costs which have been expensed. To date we have not established any proven or probable reserves on its mineral properties.

ASSET RETIREMENT OBLIGATIONS

We have adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on our financial position or results of operations. To December 31, 2006, any potential costs relating to the ultimate disposition of our mineral property interests have not yet been determinable.

IMPAIRMENT OF LONG-LIVED ASSETS

We review property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.

If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the two fiscal years ended December 31, 2006 and 2005, we had no material impairment of our long-lived assets.

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based
Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

ITEM 7. FINANCIAL STATEMENTS












                              URANIUM ENERGY CORP.
                         (an exploration stage company)

                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2006



















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

DALE MATHESON
CARR-HILTON LABONTE LLP
__________________________
DMCL CHARTERED ACCOUNTANTS


                                            Partnership of:

         Vancouver          Robert J. Burkart, Inc.     Barry S. Hartley, Inc.
                            Alvin F. Dale Ltd.          Rakesh I. Patel Inc.
                            Robert J. Matheson, Inc.    Kenneth P. Chong Inc.
                            James F. Carr-Hilton Ltd.   Reginald J. LaBonte Ltd.

         South Surrey       Michael K. Braun Inc.       Peter J. Donalson, Inc.

         Port Coquitlam     Wilfred A. Jacobson Inc.    Brian A. Shaw Inc.
                            Fraser G. Ross, Ltd.

________________________________________________________________________________


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________


To the Stockholders and Board of Uranium Energy Corp.:

We have audited the balance sheets of Uranium Energy Corp., an exploration stage company, as at December 31, 2006 and 2005 and the statement of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and for the period May 16, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended, and for the period May 16, 2003 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


                                                                          "DMCL"


                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS


February 26, 2007
Vancouver, Canada





Vancouver        Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada
                 V6E 4G1, Tel: 604 687 4747 * Fax: 604 689 2778 - Main Reception

South Surrey     Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada
                 V4A 6E7, Tel: 604 531 1154 * Fax: 604 538 2613

Port Coquitlam   Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada
                 V3B 5Y9, Tel: 604 941 8266 * Fax: 604 941 0971




                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                                 BALANCE SHEETS

                                                                       December 31,     December 31,
                                                                           2006             2005
____________________________________________________________________________________________________

CURRENT ASSETS
 Cash and cash equivalents                                             $ 13,581,377     $    107,160
 Restricted cash (Notes 3 and 5)                                            136,458                -
 Accounts receivable                                                         20,020                -
    Agreement receivable (Note 3)                                           235,040                -
 Other current assets                                                        19,796              300
____________________________________________________________________________________________________
                                                                         13,992,691          107,460

PROPERTY AND EQUIPMENT (Note 4)                                             205,004                -
____________________________________________________________________________________________________
                                                                       $ 14,197,695     $    107,460
====================================================================================================

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                              $    306,462     $    114,456
   Due to related parties (Note 9)                                          225,581          208,832
____________________________________________________________________________________________________
                                                                            532,043          323,288
____________________________________________________________________________________________________

CONTINGENCIES AND COMMITMENTS (Notes 3, 4 & 10)

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Capital Stock (Note 6)
       Common stock $0.001 par value: 75,000,000 shares authorized
  34,371,088 shares issued and outstanding
  (2005 - 20,461,083)                                                        34,371           20,461
 Additional paid-in capital                                              29,604,624        2,565,172
 Common stock purchase warrants                                             992,894                -
 Share subscriptions received (Note 6)                                      250,000                -
 Deferred compensation (Note 6)                                            (246,458)        (650,000)
   Deficit accumulated during the exploration stage                     (16,969,779)      (2,151,461)
____________________________________________________________________________________________________
                                                                         13,665,652         (215,828)
____________________________________________________________________________________________________
                                                                       $ 14,197,695     $    107,460
====================================================================================================


   The accompanying notes are an integral part of these financial statements.




                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                            STATEMENTS OF OPERATIONS


                                                         For the Year         For the Year        For the Period from
                                                            Ended                Ended          May 16, 2003 (inception)
                                                      December 31, 2006    December 31, 2005      to December 31, 2006
========================================================================================================================

EXPENSES
 Mineral property expenditures, net of recoveries        $  4,716,223         $    975,514            $  5,749,903
 Consulting fees - stock based                              4,665,967              684,008               5,349,975
 General and administrative                                 2,496,900              136,739               2,647,172
 Management fees - stock based                                923,253                    -                 923,253
 Consulting fees                                              708,555                    -                 708,555
 Management fees                                              647,248              128,860                 820,709
 Wages and benefits - stock based                             431,078                    -                 431,078
 Professional fees                                            315,564               73,684                 425,604
 Depreciation                                                  19,737                    -                  19,737
__________________________________________________________________________________________________________________
                                                           14,924,525            1,998,805              17,075,986

LOSS BEFORE OTHER ITEMS                                   (14,924,525)          (1,998,805)            (17,075,986)
__________________________________________________________________________________________________________________

INTEREST INCOME                                                76,494                    -                  76,494
OTHER INCOME                                                   29,713                    -                  29,713
__________________________________________________________________________________________________________________
                                                              106,207                    -                 106,207
__________________________________________________________________________________________________________________

NET LOSS FOR THE YEAR                                    $(14,818,318)        $ (1,998,805)           $(16,969,779)
==================================================================================================================

BASIC AND FULLY DILUTED NET LOSS
   PER SHARE                                             $      (0.56)        $      (0.12)
==========================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING,
   BASIC AND FULLY DILUTED                                 26,342,512           17,298,582
==========================================================================================


   The accompanying notes are an integral part of these financial statements.




                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
               FROM MAY 16, 2003 (INCEPTION) TO DECEMBER 31, 2006

                                                    Additional    Stock                                                  Stock-
                                 Common Stock        Paid-in     Purchase   Subscriptions     Deferred     Accumulated   holders'
                                Shares    Amount     Capital     Warrants     Received      Compensation     Deficit     Equity
____________________________________________________________________________________________________________________________________

Balance, May 16, 2003                  -  $     -   $        -   $      -     $       -      $       -     $         -  $         -
Net loss for the period                -        -            -          -             -              -         (24,486)     (24,486)
____________________________________________________________________________________________________________________________________
Balance, December 31, 2003             -        -            -          -             -              -         (24,486)     (24,486)

Issued for cash at
   - $0.0013 per share        11,550,000    7,700        7,700          -             -              -               -       15,400
   - $0.20 per share           2,413,936    1,610      481,186          -             -              -               -      482,796

Issued on conversion of
debenture at
   - $0.0013 per share         2,250,000    1,500        1,500          -             -              -               -        3,000
   - $0.20 per share              35,000       23        6,977          -             -              -               -        7,000

Issued on settlement of
debts                             79,647       53       15,876          -             -              -               -       15,929

Net loss for the year                  -        -            -          -             -              -        (128,170)    (128,170)
____________________________________________________________________________________________________________________________________

Balance, December 31, 2004    16,328,583   10,886      513,239          -             -              -        (152,656)     371,469

Issued for cash at
   - $0.333 per share          1,357,500      905      451,595          -             -              -               -      452,500

Issued pursuant to mineral
property acquisition             825,000      550      274,450          -             -              -               -      275,000

Issued pursuant to service
agreement                      1,950,000    1,300      648,700          -             -       (650,000)              -            -

Stock based compensation               -        -      684,008          -             -              -               -      684,008

Reclassification for stock
split                                  -    6,820       (6,820)         -             -              -               -            -

Net loss for the year                  -        -            -          -             -              -      (1,998,805)  (1,998,805)
____________________________________________________________________________________________________________________________________
Balance, December 31, 2005    20,461,083  $20,461   $2,565,172   $      -     $       -      $(650,000)   $ (2,151,461) $  (215,828)
===================================================================================================================================




                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
               FROM MAY 16, 2003 (INCEPTION) TO DECEMBER 31, 2006

                                                    Additional    Stock                                                  Stock-
                                 Common Stock        Paid-in     Purchase   Subscriptions     Deferred     Accumulated   holders'
                                Shares    Amount     Capital     Warrants     Received      Compensation     Deficit     Equity
____________________________________________________________________________________________________________________________________

Balance, December 31, 2005    20,461,083  $20,461   $2,565,172   $      -     $       -      $(650,000)   $ (2,151,461) $  (215,828)

Issued for cash at
   - $1.00 per share             300,000      300      299,700          -             -              -               -      300,000
   - $2.00 per share           2,525,000    2,525    5,047,475          -             -              -               -    5,050,000
   - $2.50 per share           5,200,000    5,200   12,994,800          -       250,000              -               -   13,250,000

Financing fees  - cash                 -        -     (329,700)         -             -              -               -     (329,700)
                - warrants             -        -     (992,894)   992,894             -              -               -            -

Issued on the exercise of
options                        3,137,505    3,137    1,622,563          -             -              -               -    1,625,700

Issued pursuant to mineral
property acquisition           1,500,000    1,500    2,586,000          -             -              -               -    2,587,500

Issued pursuant to drilling
database information
agreement (Note 6)                18,750       19        6,231          -             -              -               -        6,250

Issued pursuant to service
agreements (Note 6)
   - consulting services       1,172,500    1,173    1,156,327          -             -       (246,458)              -      911,042
   - property expenditures        56,250       56      138,694          -             -              -               -      138,750

Stock based compensation
   - options for consulting
     services                          -        -    2,130,149          -             -              -               -    2,130,149
   - options for management
     fees and wages                    -        -      704,331          -             -              -               -      704,331
   - vested options for
     property expenditures             -        -       57,250          -             -              -               -       57,250
   - warrants for
     consulting services               -        -    1,618,526          -             -              -               -    1,618,526

Amortization of deferred
compensation                           -        -            -          -             -        650,000               -      650,000

Net loss for the year                  -        -            -          -            -               -     (14,818,318) (14,818,318)
____________________________________________________________________________________________________________________________________
Balance, December 31, 2006    34,371,088  $34,371  $29,604,624   $992,894     $ 250,000      $(246,458)   $(16,969,779) $13,665,652
===================================================================================================================================

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006. (refer to Note 6)

The accompanying notes are an integral part of these financial statements.




                              URANIUM ENERGY, CORP.
                         (an exploration stage company)
                            STATEMENTS OF CASH FLOWS


                                                         For the Year         For the Year        For the Period from
                                                            Ended                Ended          May 16, 2003 (inception)
                                                      December 31, 2006    December 31, 2005      to December 31, 2006
========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year                                    $(14,818,318)        $ (1,998,805)           $(16,969,779)
Adjustments to reconcile net loss to net cash
   from operating activities:
   Stock based compensation                                 6,020,298              684,008               6,704,306
   Non-cash mineral property expenditures                   2,783,500              275,000               3,055,429
   Depreciation                                                19,736                   -                   19,736
Changes in operating assets and liabilities:
   Accounts receivable                                        (20,020)                   -                 (20,020)
   Agreement receivable                                      (235,040)                   -                (235,040)
   Other current assets                                       (19,496)               1,313                     731
   Accounts payable and accrued liabilities                   192,006               85,601                 294,935
   Due to related parties                                      16,749              201,273                 225,581
__________________________________________________________________________________________________________________
NET CASH FLOWS USED IN                                     (6,060,585)            (751,610)             (6,924,121)
   OPERATING ACTIVITIES
__________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of shares for cash                               19,975,700              452,500              20,926,396
 Share subscriptions                                          250,000                    -                 250,000
 Convertible debenture proceeds                                     -                    -                  20,000
 Financing charges                                           (329,700)                   -                (329,700)
__________________________________________________________________________________________________________________
NET CASH FLOWS FROM                                        19,896,000              452,500              20,866,696
   FINANCING ACTIVITIES
__________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (224,740)                   -                (224,740)
   Restricted cash deposits                                  (136,458)                   -                (136,458)
__________________________________________________________________________________________________________________
NET CASH FLOWS USED IN                                       (361,198)                   -                (361,198)
   INVESTING ACTIVITIES
__________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        13,474,217             (299,110)             13,581,377
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                          107,160              406,270                       -
__________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 13,581,377         $    107,160            $ 13,581,377
==================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:
    Cash in bank                                         $    579,535         $    107,160            $    579,535
    Short term investments                                 13,001,842                    -              13,001,842
__________________________________________________________________________________________________________________
                                                         $ 13,581,377         $    107,160            $ 13,581,377
==================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)


   The accompanying notes are an integral part of these financial statements.


                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________


NOTE 1:  NATURE OF OPERATIONS
________________________________________________________________________________

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

Since November 1, 2004, the Company has acquired mineral leases, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Texas, New Mexico, Wyoming, Colorado, and Utah. To
December 31, 2006, interests in approximately 18,712 net acres of mineral properties have been staked or leased by the Company. In May of 2006 the Company began drilling operation on the Goliad Project in south Texas. The Phase I program calls for 32,000 feet of drilling, consisting of 70 test holes.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at December 31, 2006, the Company has an accumulated deficit of $16,969,779. The Company is in the exploration stage of its mineral property development and to date has not yet established any known mineral reserves on any of its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. The Company intends to continue to fund its initial operations by way of private placements as may be required. To date, the Company has completed private placements and received funding through the exercise of stock options for total proceeds of $20,926,396 from the issuance of shares of the Company's common stock.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

ORGANIZATION
The Company was incorporated on May 16, 2003 in the State of Nevada.

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, convertible debentures and financial instruments, Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

MINERAL PROPERTY COSTS
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To December 31, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the two fiscal years ended December 31, 2006, the Company had no material impairment of its long-lived assets.

FINANCIAL INSTRUMENTS
The fair values of cash and cash equivalents, restricted cash, other current monetary assets, accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of the Company's net smelter royalty obligations (refer to Note 3) is not determinable at the current stage of the Company's exploration program. Accordingly, no value has been assigned by management. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2006, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

STOCK-BASED COMPENSATION
On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

STOCK-BASED COMPENSATION (CONTINUED)
Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005:

                                                                  Year ended
                                                              December 31, 2005
     __________________________________________________________________________
     Net loss for the year                    As reported       $(1,998,805)
     SFAS 123 compensation expense             Pro-forma           (458,084)
     __________________________________________________________________________
     Net loss for the year                     Pro-forma        $(2,456,889)
     __________________________________________________________________________
     Pro-forma basic net loss per share        Pro-forma        $     (0.14)
     __________________________________________________________________________
     Pro-forma diluted net loss per share      Pro-forma        $     (0.14)
     __________________________________________________________________________

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

                       Computer Equipment         3 years
                       Furniture and Fixtures     5 years
                       Mining Equipment           5 years
                       Vehicles                   5 years

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

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 3:  MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

URANIUM EXPLORATION
Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, Utah, Wyoming, and Texas. During 2005, the Company acquired five year lease interests in twenty-one further uranium exploration mineral properties totaling 7,413 gross acres in the states of Arizona, Colorado, Texas, Wyoming, and Utah, for the consideration of $181,113. The Company has an option to renew these leases for five years on terms similar to the original lease.

During 2006 the Company acquired an additional 11,299 net acres in Wyoming, Texas and New Mexico at a cost of $266,814. As of December 31, 2006, a total of 19,304 gross acres (18,712 net mineral acres) of mineral properties have been staked or leased by the Company in the States of Arizona, Colorado, Wyoming, Texas, New Mexico and Utah for the purposes of uranium exploration for a total cost of $447,927. These leases are subject to 5.0% to 15.25% net royalty interests. As of December 31, 2006, total annual lease payments of $76,617, excluding any share issuance requirements on the Moore Option, are required to maintain existing acquisitions. A regional breakdown of 2006 mineral property expenditures is provided below and where applicable, costs are allocated to individual projects.

During 2006, the Company incurred exploration and drilling costs on two projects, the i) Weesatche project, Goliad country, South Texas, and ii) AB Claim Group project, North Shirley Basin, Wyoming.

WEESATCHE PROPERTY
On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the "Moore Option") granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 post-split restricted common shares at a fair value of $0.33 per share. In consideration for the Option and its partial exercise over the option term, the Company has to date made cash payments totaling $200,000 and issued 2,225,000 post-split shares of restricted common stock. The Option,requires a further issuance of 750,000 post-split shares of restricted common stock on or before April 11, 2007. Upon completion of the terms of the Option title to the leases will be transferred to the Company. During the Option term, the Company has the right as operator to conduct or otherwise direct all exploration on the properties to be acquired under the Option.

AB CLAIM GROUP PROPERTY
In December 2006 the Company terminated a ten year mining lease agreement in North Shirley Basin, Wyoming due to results from its 2006 exploration program that were lower than historically indicated. Under the terms of the lease agreement, the Company paid an initial lease payment of $50,000 in June 2006, and an additional $30,000 in September 2006. Gross and net mineral acres associated with the terminated lease have not been included in the totals above. The Company has applied for the release of $136,458 in certificates of deposit which were incurred prior to exploration activities commencing on the leased property (refer to Note 5).

HISTORICAL MINING DATABASES
On July 27, 2006 the Company entered into an option agreement to sell its Cadena historical mining database, which was originally a part of the total database contents included in the Moore Asset Option Agreement, to High Plains Uranium, Inc., for $150,000 cash (received), 333,333 shares of common stock in the Canadian based public company, valued at approximately $235,040, and a 1% royalty on any mined substance produced on any mineral interest or claim covered by the data base. A total of $385,040 has been recorded as a recovery of mineral property expenditures and the estimated value of the shares of $235,040, has been recorded as an agreement receivable. The shares were subsequently received. As of January 19, 2006 High Plains Uranium Inc. ("HPU") completed a business combination agreement with Energy Metals Corp. ("EMC"), a TSX listed Canadian based public company. As a result, the 333,333 shares of HPU are being exchanged for 53,763 shares of EMC. As of December 31, 2006 the 53,763 shares of EMC have a fair market value of $543,006.

On November 28, 2006 the Company entered into an option agreement to purchase a database covering prospects primarily in Wyoming and New Mexico. The agreement calls for a $25,000 payment at the date of execution (paid) and an additional $25,000 prior to the end of the six month option period. Additionally, the Company issued 50,000 stock options with an estimated fair value of $114,500, of which 25,000 options vested upon execution and the remaining 25,000 options vest at the end of the six month term. The agreement also calls for a 1% royalty on any mined substance produced on any mineral interest or claim covered by the database.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 3:  MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

HISTORICAL MINING DATABASES (CONTINUED)
On December 12, 2005, we entered into an agreement with Harry A. Moore Trust (the "Moore Trust"). Pursuant to the terms and provisions of the Moore Trust Agreement, we acquired an undivided 100% legal, beneficial and registerable interest in and to certain assets consisting of certain drill and assay data regarding prospective tracts located in Goliad, Waller, Duval and McMullen Counties in the State of Texas. Pursuant to further terms and provisions of the Moore Trust Agreement, we paid to the Moore Trust certain payments aggregating $50,000 and issued an aggregate of 75,000 shares.

Total mineral property expenditures for the 2006 fiscal year include the following:

                                                              Year ended
                                                           December 31, 2006
____________________________________________________________________________

ARIZONA
   Acquisition costs                                          $   14,256
____________________________________________________________________________

COLORADO
   Acquisition costs                                               6,850
____________________________________________________________________________

NEW MEXICO
   Acquisition costs                                             117,056
   Property exploration                                           48,834
____________________________________________________________________________
                                                                 165,890
____________________________________________________________________________

TEXAS
   Weesatche property
      Acquisition costs, net of recoveries                     2,507,938
      Drilling                                                 1,122,757
      Exploration                                                195,733
____________________________________________________________________________
                                                               3,826,428
   Other acquisition costs                                       211,830
   Other property exploration                                    110,737
____________________________________________________________________________
                                                               4,148,995
____________________________________________________________________________

WYOMING
   AB Claim Group Property
      Acquisition costs                                          105,420
      Drilling                                                   149,928
      Exploration                                                 63,376
____________________________________________________________________________
                                                                 318,724
   Other acquisition costs                                         4,200
   Other property exploration                                     57,308
____________________________________________________________________________
                                                                 380,232
____________________________________________________________________________
TOTAL MINERAL PROPERTY EXPENDITURES                           $4,716,223
============================================================================

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 4:  PROPERTY AND EQUIPMENT
________________________________________________________________________________

                                        December 31, 2006     December 31, 2005
     ___________________________________________________________________________

     Computer Equipment                     $  35,963              $     -
     Furniture and Fixtures                    14,373                    -
     Mining Equipment                         110,690                    -
     Vehicles                                  63,714                    -
     ___________________________________________________________________________
                                              224,740                    -
     Less: accumulated depreciation           (19,736)                   -
     ___________________________________________________________________________
                                            $ 205,004              $     -
     ===========================================================================

Effective August 24, 2006, the Company committed to spend approximately $140,000 on a logging truck which is currently under construction. As of December 31, 2006, $50,000 has been paid towards this commitment and has been included with mining equipment.


NOTE 5:  RESTRICTED CASH
________________________________________________________________________________

Restricted cash consists of amounts restricted for more than 12 months and accordingly is included in non-current assets. Restricted cash includes certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% per annum, are automatically renewable and are protected by federal insurance up to $100,000. In December 2006 the Company ceased exploration on the applicable property and has applied for the release of the certificates of deposit (refer to Note 3).

NOTE 6:  CAPITAL STOCK
________________________________________________________________________________

SHARE CAPITAL
The Company's capitalization at December 31, 2006 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

2006 SHARE TRANSACTIONS
Pursuant to the Moore Option (refer to Note 3) the Company issued:

          (i) 500,000 post-split restricted common shares on April 9, 2006 at a value of $2.30 per share for a total value of $1,150,000; and

          (ii) an additional 250,000 post-split restricted common shares on September 28, 2006 at a value of $1.85 per share, to adjust the share consideration paid to date for the forward 1.5 forward split of the Company's common stock, for an additional value of $462,500; and

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 6:  CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

2006 SHARE TRANSACTIONS (CONTINUED)

          (iii) an additional 750,000 post-split restricted common shares on October 10, 2006 at a value of $1.30 per share, for an additional value of $975,000. As at December 31, 2006, the total value of the shares issued under the terms of the Moore Option is $2,837,500 which has been recorded as mineral property expenditures (refer to Note 3).

On January 15 and February 28, 2006 the Company issued an aggregate amount of 18,750 restricted common shares at a price of $0.3333 per share for a value of $6,250 in connection with a drilling database information agreement. The agreement requires cash payments of $2,000 per month payable quarterly and quarterly issuances of 18,750 restricted common shares for three further quarters following the effective date of the agreement. In accordance with the terms of the Agreement the Company issued 12,500 restricted common shares at $2.40 per share for a value of $30,000 on May 11, 2006, 25,000 restricted common shares at $1.95 per share for a value of $48,750 on September 21, 2006, and 18,750 restricted common shares at $3.20 per share for a value of $60,000 on December 26, 2006. A total of $145,000 has been recorded as mineral property expenditures in the year.

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

On May 25, 2006 the Company completed a private placement of 2,500,000 Units at a subscription price of $2.00 per Unit for gross proceeds to the Company of $5,000,000. Each Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the share purchaser to an additional common share of the Company until the earlier of 12 months from the date of issuance of the units or six months from the effective date of the Company's proposed registration statement and exercisable at $2.50 per share. The Company has paid a finders' fees in conjunction with the completion of the private placement in the amount of $329,700 in cash and 471,000 non-transferable common share purchase warrants having the same terms and conditions of the private placement warrants. The fair value of these warrants at the date of grant of $992,894 was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 374.15%. All finders' fees have been recorded against the proceeds of the private placement and the warrants have been recorded as a separate component of stockholders' equity.

On June 13, 2006 the Company completed an additional non-brokered private placement of 25,000 Units which were subscribed to under the same terms and conditions as the May 25, 2006 private placement, for gross proceeds to the Company of $50,000.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 6:  CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

2006 SHARE TRANSACTIONS (CONTINUED)
On December 13, 2006 and December 22, 2006 the Company completed private placements in a total aggregate amount of 5,200,000 Units at a subscription price of $2.50 for gross proceeds to the Company of $13,000,000. Each Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the earlier of 18 months from the date of issuance of the Units or nine months from the effective date of the Company's proposed registration statement and are exercisable at $3.00 per share during this period. The Company also received subscriptions of $250,000 towards an additional private placement under the same terms and conditions which completed subsequent to the year end (refer to Note 12 (g)).

SHARE PURCHASE WARRANTS
A summary of the Company's stock purchase warrants as of December 31, 2006 and changes during the year is presented below:

                                                                Weighted average
                               Number of     Weighted average    remaining life
                                warrants      exercise price        (years)
________________________________________________________________________________
Balance, December 31, 2005             -          $    -                 -
Issued                         5,133,500            2.55              1.76
Exercised                              -               -                 -
________________________________________________________________________________
Balance, December 31, 2006     5,133,500          $ 2.55              1.76
________________________________________________________________________________

DEFERRED COMPENSATION
On December 16, 2005 the Company issued 1,950,000 shares of restricted common stock at a price of $0.333 per share for a value of $650,000 to three members of management as per management agreements with the Company which are for a one year term commencing January 1, 2006. Accordingly, a $650,000 charge was recorded as deferred compensation and has been expensed over the year.

On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,500 to a consultant in connection with a one year corporate finance consulting services agreement of the same date. The consultant will provide among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company's various business interests. The $257,500 charge was recorded as deferred compensation and is being expensed over a one year term. Accordingly, $236,042 has been expensed as consulting fees during the year.

On March 1, 2006, the Company entered into a six month corporate relations consulting services agreement with a shareholder of the Company. Under the terms of the agreement the Company was required to (a) pay $5,000 per month during the initial term (paid); and (b) issue 500,000 warrants exercisable at $1.00 per share for a ten year term. The shares underlying the warrants have piggy back registration rights. The fair value of these warrants at the date of grant of $1,618,526 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 79%. Accordingly, the $1,618,526 charge has been expensed as consulting fees during the year. The Company has continued the consulting arrangement on a month to month basis and accordingly has incurred a total $50,000 in consulting fees during the year ended December 31, 2006 with respect to this consultant.

On April 1, 2006 the Company entered into a twelve month Consulting Agreement with EurXchange Consulting Ltd., to provide consulting services including financial and investor public relations and related matters in the Federal Republic of Germany. The Company paid approximately $370,000 (290,000 EUR) in cash for current contract expenditures and issued 400,000 restricted common shares of the Company at a price of $2.25 per share for a value of $900,000. The $900,000 charge has been recorded as deferred compensation and is being expensed over a one year period. Accordingly, $675,000 has been expensed as consulting fees during the year.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 7:  STOCK OPTION PLAN
________________________________________________________________________________

On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,250,000 shares at $0.333 per share. A majority of shareholders of the Company ratified and approved the Stock Option Plan effective February 1, 2006. On April 10, 2006 the Company amended its 2005 Stock Option Plan whereby, subject to adjustment from time to time as provided in Article 11.1, whereby the number of common shares available for issuance under the Plan was increased from 3,500,000 shares to 7,500,000 shares.

On  February 1, 2006,  the Company  granted  285,000  stock  options as follows:
172,500 to an officer and 112,500 to an employee, at $0.333 per share. The term of these options is ten years. The fair value of these options at the date of grant of $124,331 was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 5.09%, a dividend yield of 0%, and expected volatility of 130% and has been recorded as a stock based compensation expense in the period.

On February 9, 2006, the Company filed a Form S-8 to register 2,000,000 stock options.

On February 14, 2006, 1,200,000 stock options were exercised at $0.333 per share by consultants to the Company for net proceeds of $400,000.

On March 2, 2006, 300,000 stock options were exercised at $0.333 per share by consultants to the Company for net proceeds of $100,000.

On April 10, 2006, 1,500,000 stock options were granted to consultants at $1.00 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,956,149 was estimated using the Black-Scholes option pricing model with an expected life of one month due to market price at the time of grant, a risk free interest rate of 5.09%, a dividend yield of 0%, and an expected volatility of 374.15% and has been recorded as stock based compensation expense in the period. On April 21, 2006 the Company filed a Form S-8 to register these 1,500,000 stock options.

On April 21, 2006, the Company issued 610,000 S-8 registered common shares in connection with the exercise of stock options by consultants to the Company for $450,000 net proceeds to the Company.

On April 24, 2006, the Company issued 500,000 S-8 registered common shares in connection with the exercise of stock options by consultants to the Company for $500,000 net proceeds to the Company.

On May 3, 2006, the Company issued 300,000 S-8 registered common shares in connection with the exercise of stock options by consultants to the Company for $100,000 net proceeds to the Company.

On June 3, 2006, the Company issued 112,500 S-8 registered common shares in connection with the exercise of stock options by a consultant to the Company for $37,500 net proceeds to the Company.

On August 30, 2006, 40,000 share options were exercised at $0.333 per share by a consultant to the Company for net proceeds of $13,200.

On October 10, 2006, a total of 650,000 stock options were granted to employees, consultants, directors and officers at an exercise price of $1.30 per share. The term of these options is ten years. The fair value of these options at the date of grant of $754,000 was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 4.09%, a dividend yield of 0%, and an expected volatility of 264.00% and has been recorded as stock based compensation expense in the period.

On October 26, 2006, 75,000 share options were exercised at $0.333 per share by a director of the Company for net proceeds of $25,000.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 7:  STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

On November 28, 2006, under the terms of an option to purchase assets 50,000 stock options were granted to the Optionor at an exercise price of $2.46 per share. Under terms of the agreement 25,000 option shares will vest upon the next day following the effective date of the agreement and the balance of 25,000 option shares will vest six months from the effective date of the agreement should the Company exercise its option to purchase the assets. The term of these options is ten years. The fair value of these options at the date of grant of $114,500 was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 3.94%, a dividend yield of 0%, and an expected volatility of 264.00%. The vested portion of the value of these options, being $57,250 been recorded as mineral property expenditures in the year.

A summary of the Company's stock options as of December 31, 2006 and changes during the year is presented below:

                                                                Weighted average
                               Number of     Weighted average    remaining life
                                options      exercise price        (years)
________________________________________________________________________________
Balance, December 31, 2005     4,725,000          $0.333              9.23
Issued                         2,485,000           0.717             10.00
Exercised                     (3,137,505)              -                 -
________________________________________________________________________________
Balance, December 31, 2006     4,072,495          $0.610              9.17
________________________________________________________________________________


NOTE 8:  INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2006, the Company had net operating loss carry forwards of approximately $11,775,000 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

                                           Year ended            Year ended
                                        December 31, 2006     December 31, 2005
________________________________________________________________________________

Federal income tax provision at
   statutory rate                            (35.0)%               (35.0)%
States income tax provision at
   statutory rates, net of federal
   income tax effect                          (7.0)%                (7.0)%
________________________________________________________________________________

Total income tax provision                   (42.0)%               (42.0)%
________________________________________________________________________________

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 8:  INCOME TAXES (CONTINUED)
________________________________________________________________________________

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

                                                      2006             2005
________________________________________________________________________________

Loss before income taxes                          $(14,818,318)    $ (1,998,805)
Corporate tax rate                                       42.00%           42.00%
________________________________________________________________________________

Expected tax expense (recovery)                     (6,223,694)        (839,498)

Increase (decrease) resulting from:
   Non-deductible stock option expenses              1,894,308          287,283
   Valuation allowance                               4,329,386          552,215
________________________________________________________________________________
Future income tax provision (recovery)            $          -     $          -
________________________________________________________________________________

The Company's deferred tax asset is as follows:

                                                      2006             2005
________________________________________________________________________________

Long-term deferred tax asset
    Loss carry forwards                              4,945,000          616,330
Valuation allowance                                 (4,945,000)        (616,330)
________________________________________________________________________________
                                                             -                -
________________________________________________________________________________

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.


NOTE 9:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company executed an employment agreement with its Chief Operating Officer and committed to pay him a monthly fee of $10,000 and grant him a total of 375,000 stock options exercisable over a ten year term at $0.333 per share. The options were granted as follows: 202,500 on December 20, 2005 and 172,500 on February 1, 2006 (refer to Note 10).

During the year ended December 31, 2006, the Company had transactions with certain officers and directors of the Company as follows:

          (a) incurred $647,248 in management and consulting fees and recorded an additional $923,253 in stock based compensation expense (refer to Notes 6 & 7); and

          (b) paid $10,224 for marketing and media services to a private company of which our president is a director.

During the year, the Company authorized a $130,000 bonus due to its Chief Executive Officer, which has been accrued as an amount due to related parties and is included in management fees. Of this accrued amount, $65,000 was paid subsequent to year end and the balance of $65,000 is payable on or before March 31, 2007. Additionally during the year the Company accrued bonuses due to its Chief Operating Officer, Chief Exploration Officer and Chief Financial Officer in the amounts of $25,000, $62,000 and $8,581, respectively and these amounts are included in management fees and due to related parties.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers. Other related party transactions are disclosed in notes 3, 6 and 7.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 10 - COMMITMENTS
________________________________________________________________________________

On December 1, 2005 the Company entered into a Financial Consulting Services Agreement with International Market Trend, AG ("IMT"). The term of the Agreement is for twelve months, effective February 1, 2006. In consideration for IMT entering into this Agreement, the Company granted to IMT or its nominees 1,300,000 stock options of the Company's common stock exercisable at a price of $0.50 per share on December 20, 2005. In addition, IMT will receive $10,000 per month. (Refer to Note 12(g).)

The Company is also committed to pay its key executives a total of approximately $480,000 per year for management services.

The Company is currently leasing premises in Texas and Wyoming with total monthly payments of $3,840. All agreements have a maximum term of one year and will expire no later than June 30, 2007.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION AND
          NONCASH INVESTING AND FINANCING ACTIVITIES
________________________________________________________________________________


                                                        Year Ended December 31,
                                                        2006               2005
________________________________________________________________________________

Interest paid                                           $  -               $  -
Income taxes paid                                       $  -               $  -
________________________________________________________________________________


NOTE 12: SUBSEQUENT EVENTS
________________________________________________________________________________

a) On January 2, 2007 the Company granted 615,000 stock options to its employees, consultants, officers and directors. The options have an exercise price of $3.30 and a ten year term.

b) On January 2, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico. Consideration for the asset purchase was a one time cash payment of $20,000
     (paid) and 50,000 stock options vesting as to 25,000 option shares upon the effective date of the Agreement and the final 25,000 option shares vesting six months from the effective date of the Agreement. The stock options are exercisable for a period of two years from the date of grant. Should the Company or any party related to the Company acquire any mineral property interest within the prospects covered by the database, the Company will be obligated to pay an overriding royalty of 1% or 2% on lands with and without an underlying royalty interest respectively.

c) On January 3, 2007 the Company completed a private placement for 200,000 units at a subscription price of $2.50 per Unit for gross proceeds of $500,000, of which $250,000 was received prior to the fiscal year end. Each unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the earlier of 18 months from the date of issuance of the Units or nine months from the effective date of the Company's proposed registration statement and are exercisable at $3.00 per share during this period.

d) In January and February 2007, a total amount of 441,250 warrants were exercised at $1.50 and $2.50 per share as to 50,000 and 391,250 warrants respectively for total proceeds of $1,053,125.

e) On February 1, 2007 the Company entered into a Financial Consulting Agreement for a 12 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,500 and 2,500 restricted common shares per month.

f) In February 2007, 150,000 stock options were exercised at $0.3333 per share, and 250,000 stock options were exercised at $1.00 per share by consultants to the Company for total aggregate proceeds of $300,000.

                              URANIUM ENERGY CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 12: SUBSEQUENT EVENTS (CONTINUED)
________________________________________________________________________________


g) In February 2007, the Company elected to extend the Financial Consulting Services Agreement with International Market Trend for one month through February 28, 2007, under the same terms. On February 26, 2007 the Company provided 30 days prior written notice concluding its agreement with International Market Trend AG.

h) In February 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 8,100,000 shares, including the 5,400,000 common shares issued in the respective private placement offerings and the 2,700,000 common shares underlying the respective warrants. As of the date of these financial statements, the Registration Statement has not been declared effective.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant is Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, 1500-1140 West Pender Street, Vancouver, British Columbia V6E 4G1.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Amir Adnani, our President/Chief Executive Officer ("CEO") and Pat Obara, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Adnani and Obara concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Alan Lindsay, Mr. Bruce Horton and Mr. Erik Essiger. All of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee operates under a written charter adopted by the Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

Not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers and their respective ages as of the date of this Annual Report are as follows:

NAME                 AGE       POSITION WITH THE COMPANY

Amir Adnani           29       President,  Chief  Executive  Officer,  Principal
                               Executive Officer and a director

Alan P. Lindsay       56       Chairman and a director

Harry Anthony         59       Chief Operating Officer and a director

Randall Reneau        58       Chief Exploration Officer and a director

D. Bruce Horton       62       Director

Erik Essiger          41       Director

Pat Obara             50       Secretary,  Treasurer,  Chief  Financial  Officer
                               and Principal Accounting Officer

BIOGRPAHIES

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

ALAN P. LINDSAY. Mr. Alan P. Lindsay is a founder of the Company and has been our Chairman and a director since May 16, 2003. Mr. Lindsay has extensive experience and expertise in the mining and biomedical fields. From 2000 to the present, he has been the chairman, president and chief executive officer of MIV Therapeutics Inc., a publicly-listed biomedical company focused on biocompatible coating technology for stents and medical devices. Mr. Lindsay was the founder of AZCO Mining Inc. and served as Chairman, President and CEO of AZCO from 1992 to 2000. During his term, AZCO obtained listings on both the Toronto and American Stock Exchanges. AZCO developed the Sanchez copper deposit and Piedras Verdes copper deposits with a combined SX-EW oxide copper resource of 3.25 billion pounds of copper. Mr. Lindsay negotiated a business transaction with Phelps Dodge Corporation that led to the sale of the Sanchez deposit for $55 million and a joint venture on the Piedras Verdes deposit.

AMIR ADNANI. Mr. Amir Adnani is a founder of the Company and has been our President, Chief Executive Officer, Principal Executive Officer and a director since January 24, 2005. Mr. Adnani is an entrepreneur with an extensive background in business development and marketing. He founded and is currently a director of and had been, for the last five years, president of Blender Media Inc., a Vancouver based company that provides strategic marketing and financial communications services to public companies and investors in the mineral exploration, mining, and energy sectors. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia. Mr. Adnani is not a director or officer of any other U.S. reporting company.

HARRY L. ANTHONY. Mr. Harry L. Anthony has been our Chief Operating Officer and a director since February 2005. Mr. Anthony has over thirty years of experience in the uranium mining industry. From approximately 1997 to present, Mr. Anthony has been a consultant through Anthony Engineering Services for several major uranium companies and international agencies, which duties generally include project evaluation, operations "trouble shooter" and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a senior vice president of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the vice-president of engineering/engineering manager of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994. He is the author of several publications and the recipient of the awards "Distinguished Member of the South Texas Mineral Section of AIME -1987" and "1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce". Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University. Mr. Anthony is not a director or officer of any other U.S. reporting company.

RANDALL RENEAU. Mr. Randall Reneau has been our Chief Exploration Officer and a director since January 24, 2005. Mr. Reneau is registered as a Certified Professional Geologist with over 30 years of experience in mineral exploration and project management in the United States, Mexico, Brazil and West Africa. Mr. Reneau has significant experience exploring for uranium in the United States, specifically in Texas, Arizona, New Mexico and Wyoming, the states known to hold the largest uranium reserves. He extensively explored these states while employed in a senior position for Conoco Uranium, a subsidiary of Conoco Ltd., and Wold Nuclear, a privately-held company. For the past 10 years, he has been an independent contractor, performing geology services for mining and exploration companies internationally. He obtained his M.S. in Environmental Engineering from Kennedy-Western University, Boise, Idaho, and a B.A. in Geology from Central Washington University. Mr. Reneau is not a director or officer of any other U.S. reporting company.

D. BRUCE HORTON. Mr. D. Bruce Horton has been a director of our company and a member of our Audit Committee since January 24, 2005 and, until recently, was our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and Chief Financial Officer until 1997.

ERIC ESSIGER. Mr. Essiger became one of our directors and a member of our Audit Committee on August 23, 2006. During the past five years Mr. Essiger has been: the Managing Director and the founder of Precisetech GmbH, a corporate finance advisory company focused on international M&A transactions (from October 2004 to present); a member of the Supervisory Board of Corix Capital AG (from December 2003 to present); the Senior Manager, Transaction Services Strategy Group, with PricewaterhouseCoopers AG, heading up the commercial and due diligence practice of that group in Germany which provided services mainly to private equity clients of the firm (from April 2003 to September 2004); and a member of the Executive Board (Vorstand) of MultiMedia Technologies AG, a producer of set-top-boxes and a company operating in the fields of interactive digital television and the streaming media market (from July 2000 to July 2002) Mr. Essiger also has extensive international experience in corporate restructuring; especially in Germany, Russia, Hong Kong and Switzerland; and he was a member of the German-Russian co-operation council. Mr. Essiger is not a director or officer of any other U.S. reporting company.

PAT OBARA. Mr. Obara became our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer on August 23, 2006. During the past five years Mr. Obara has worked as a consultant to several private and publicly listed companies providing various consulting services in the areas of corporate finance and administration. From March of 2003 to present Mr. Obara has provided various administrative consulting services to private companies involved in business activities in Asia and North America. Prior to April of 2004 Mr. Obara served as the Chief Financial Officer and a director of two public companies listed on the TSX Venture Exchange. Mr. Obara was involved in the restructuring, organizing and management of these development stage companies which were involved in the resource and technology sectors. Mr. Obara is not a director or officer of any other U.S. reporting company.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons have been involved in any of the following events during the past five years: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Messrs. Lindsay, Horton and Essiger have been appointed as members to our audit committee. All of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee operates under a written charter adopted by the Board of Directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2006 (collectively, the "Named Executive Officers"):



SUMMARY COMPENSATION TABLE

____________________________________________________________________________________________________________________________________
                                                                              NON-EQUITY     NON-QUALIFIED     ALL OTHER
                                                                            INCENTIVE PLAN     DEFERRED      COMPENSATION
                                                                             COMPENSATION    COMPENSATION
NAME AND                                              STOCK                                    EARNINGS
PRINCIPAL                  SALARY        BONUS       AWARDS       OPTION                                                     TOTAL
POSITION          YEAR       ($)          ($)          ($)      AWARDS ($)        ($)             ($)             ($)         ($)
____________________________________________________________________________________________________________________________________

Amir Adnani,      2006   130,000(1)   130,000(2)   250,000(3)       ---                                                     510,000
President and
CEO                                                                               ---             ---             ---
____________________________________________________________________________________________________________________________________
Randall Reneau,
Chief
Exploration
Officer           2006   120,000(1)     62,000     250,000(3)       ---           ---           ---               ---       432,000
____________________________________________________________________________________________________________________________________
Pat Obara,
Secretary,
Treasurer and
CFO               2006    28,438(1)      8,581         ---      232,000(4)        ---             ---             ---       269,019
____________________________________________________________________________________________________________________________________
Harry Anthony,    2006   112,143(1)     25,000         ---       75,253(4)                                                  212,396
COO                                                                               ---             ---             ---
____________________________________________________________________________________________________________________________________


(1) These amounts represent fees paid by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described in this Annual Report. See "Item 10. Executive Compensation - Employment and Consulting Agreements.

(2) This amount represents a discretionary bonus which was accrued by us and authorized to be paid to Amir Adnani during fiscal year ended December 31, 2006 by our Compensation Committee (which discretionary bonus was paid in January of 2007) under the terms of Mr. Adnani's existing Executive Services Agreement with us. See "Item 10. Executive Compensation - Employment and Consulting Agreements.

(3) These amounts represent the deemed value at the date of issuance of 750,000 bonus shares, which were issued by us to each of the Named Executive Officers during the 2005 fiscal year and the expense of which was deferred by us and amortized over the 2006 fiscal year.

(4) These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.


STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

The following table sets forth information as at December 31, 2006 relating to options that have been granted to the Named Executive Officers:



                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

____________________________________________________________________________________________________________________________________
                                     OPTION AWARDS                                                    STOCK AWARDS
____________________________________________________________________________________________________________________________________
                                                                                                           Equity
                                                                                                           Incentive    Equity
                                                                                                           Plan         Incentive
                                                                                                           Awards:      Plan Awards:
                                                                                       Number    Market    Number of    Market or
                                                Equity                                 of        Value of  Unearned     Payout Value
                    Number of    Number of      Incentive Plan                         Shares    Shares    Shares,      of Unearned
                    Securities   Securities     Awards: Number                         or Units  or Units  Units or     Shares,
                    Underlying   Underlying     of Securities                          of Stock  of Stock  Other        Units or
                    Unexercised  Unexercised    Underlying       Option                That      That      Rights That  Other Rights
                    Options      Options        Unexercised      Exercise  Option      Have Not  Have Not  Have Not     That Have
                    Exercisable  Unexercisable  Unearned Options Price     Expiration  Vested    Vested    Vested       Not Vested
Name                    (#)          (#)            (#)            ($)     Date          (#)      ($)        (#)          (#)
____________________________________________________________________________________________________________________________________

Harry Anthony COO    202,500         -0-           -0-           0.33      12/20/15    -0-       -0-        -0-           -0-
                     172,500         -0-           -0-           0.33      02/01/16    -0-       -0-        -0-           -0-
____________________________________________________________________________________________________________________________________
Amir Adnani,         202,500         -0-           -0-           0.33      12/20/15    -0-       -0-        -0-           -0-
President/CEO
____________________________________________________________________________________________________________________________________
Randall Reneau,
Chief                202,500         -0-          -0-            0.33      12/20/15    -0-       -0-        -0-           -0-
Exploration Officer
____________________________________________________________________________________________________________________________________
Pat Obara, CFO       200,000         -0-          -0-            1.30      10/10/16    -0-       -0-        -0-           -0-
____________________________________________________________________________________________________________________________________



The following table sets forth information relating to compensation paid to our directors in 2006:



DIRECTOR COMPENSATION TABLE

                                                                           Change in
                                                                           Pension
                                                                           Value and
                    Fees                                Non-Equity         Nonqualified
                    Earned or                           Incentive          Deferred                All
                    Paid in      Stock      Option      Plan               Compensation           Other
                    Cash         Awards     Awards      Compensation       Earnings            Compensation       Total
Name                  ($)         ($)         ($)             ($)              ($)                  ($)             ($)
_________________________________________________________________________________________________________________________

Alan Lindsay,           (1)        -0-        -0-           -0-                -0-                  -0-           $21,000
Chairman            $21,000
_________________________________________________________________________________________________________________________
Amir Adnani           -0-          -0-        -0-           -0-                -0-                  -0-              -0-
_________________________________________________________________________________________________________________________
Harry Anthony         -0-          -0-        -0-           -0-                -0-                  -0-              -0-
_________________________________________________________________________________________________________________________
Randall Reneau        -0-          -0-        -0-           -0-                -0-                  -0-              -0-
_________________________________________________________________________________________________________________________
D. Bruce Horton       -0-          -0-        -0-           -0-                -0-                  -0-              -0-
_________________________________________________________________________________________________________________________
Erik Essiger             (2)       -0-           (3)        -0-                -0-                  -0-           126,087
                    10,087                  116,000
_________________________________________________________________________________________________________________________

(1) Alan Lindsay receives $3,000 per month for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(2) Erik Essiger received a one-time payment of $10,087 as a fee and for the reimbursement to him of certain expenses incurred by him as a consequence of attendance at certain of our Board of Directors' meetings during the past year.

(3) This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.


EMPLOYMENT AND CONSULTING AGREEMENTS

RENEAU SERVICES AGREEMENT

From June 30, 2004, and as formalized in a letter agreement dated December 1, 2004 between us and Randall Reneau (the "Reneau Services Agreement"), Mr. Reneau has performed geological consulting services for us in exchange for $350 per diem plus expenses. During fiscal year ended December 31, 2006, an aggregate of $120,000 was incurred by us to Mr. Reneau under the terms and provisions of the Reneau Services Agreement. During fiscal year ended December 31, 2006, we incurred an aggregate of $182,000 to Mr. Reneau including a $62,000 bonus. As of the date of this Annual Report, an aggregate of $-0- remains due and owing to Mr. Reneau as compensation under the Reneau Services Agreement.

ANTHONY EMPLOYMENT AGREEMENT

On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement between us and Harry Anthony (the "Anthony Employment Agreement"). On July 1, 2006 our Board of Directors approved an amendment to the Anthony Employment Agreement extending the initial term thereunder to July 1, 2008. Pursuant to the terms and provisions of the Anthony Employment Agreement, as amended: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000 to October 1, 2007 when the monthly fee paid to Mr. Anthony will increase to $12,500; (iii) we granted an aggregate of 250,000 pre forward split stock options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Anthony Employment Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Anthony) prior to the effective date of such termination.

During fiscal year ended December 31, 2006, an aggregate of $112,143 was incurred by us to Mr. Anthony under the terms and provisions of the Anthony Employment Agreement. During fiscal year ended December 31, 2006, we incurred an aggregate of $137,143 to Mr. Anthony including a $25,000 bonus. As of the date of this Annual Report, an aggregate of $-0- remains due and owing to Mr. Anthony as compensation under the Anthony Employment Agreement.

ADNANI EXECUTIVE SERVICES AGREEMENT

On July 1, 2006, our Board of Directors authorized and approved the execution of the execution of an executive services agreement between us and Amir Adnani (the "Adnani Executive Services Agreement"). Pursuant to the terms and provisions of the Adnani Executive Services Agreement: (i) Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to Mr. Adnani a monthly fee of $10,000.00 for an initial term of two years expiring on July 1, 2008;
(iii) we confirmed the previous granting of his existing pre forward split stock options; and (iv) the Adnani Executive Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Adnani) prior to the effective date of such termination.

During fiscal year ended December 31, 2006, an aggregate of $130,000 was incurred by us to Mr. Adnani under the terms and provisions of the Adnani Executive Services Agreement. During fiscal year ended December 31, 2006, we incurred an aggregate of $260,000 to Mr. Adnani, including a bonus of $130,000. As of the date of this Annual Report, an aggregate of $65,000 remains due and owing to Mr. Adnani for the remaining one-half of the $130,000 bonus.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 35,412,338 shares of common stock issued and outstanding.



                                                              AMOUNT AND NATURE OF          PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIAL OWNERSHIP(1)                OWNERSHIP
DIRECTORS AND OFFICERS:

Amir Adnani                                                       2,149,001(2)                        6.1%
2303 - 930 Cambie Street
Vancouver, British Columbia, Canada V6B 5X6

Alan P. Lindsay                                                   2,069,787(3)                        5.8%
2701 - 1500 Hornby Street
Vancouver, British Columbia, Canada, V6Z 2R1

Harry Anthony                                                     1,353,500(4)                        3.8%
P.O. Box 1328
Kingsville, Texas, U.S.A., 78364

Randall Reneau                                                    1,702,500(5)                        4.8%
9302 Mystic Oak Trail
Austin, Texas, U.S.A., 78750

D. Bruce Horton                                                     125,000(6)                          *
2443 Alder Street
Vancouver, British Columbia, Canada, V6H 4A4

Erik Essiger                                                        100,000(7)                          *
P.O. Box 37491, Dubai, UAE

Pat Obara                                                           225,000(8)                          *
2791 West 35th Avenue, Vancouver,
British Columbia, Canada, V6N 2M1

All executive officers and directors
as a group (7 persons)                                            7,724,788(9)                       21.8%

MAJOR SHAREHOLDERS:

Isaiah Capital Trust                                              2,711,667(10)                       7.7%
28 - 30 The Parade
St. Heller, Jersey, Channel Islands, JE4 8XY

Golden West Investments                                           3,250,000(11)                       9.2%
P.O. Box 97, Leeward Highway
Provenciales, Turks & Caicos Islands, BWI

Morgan Stanley & Co. fbo Passport Global Master Fund              2,113,000(12)                       5.9%
SPC Ltd. for and on behalf of Portfolio A - Global
Strategy
402 Jackson Street, San Francisco, USA  94111(14) (15)

Morgan Stanley & Co. fbo Passport Materials Master                2,113,000(13)                       5.9%
Fund, LP
402 Jackson Street, San Francisco, USA  94111(14) (15)

Sprott Asset Management Inc.                                      2,250,000(14)                       6.3%

*     Less than one percent.







(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 35,412,338 shares issued and outstanding. Beneficial ownership amounts reflect the forward stock split effective February 28, 2006.

(2) This figure includes (i) 1,721,501 shares of common stock and (ii) stock options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015 and (iii) stock options to purchase 225,000 shares of our common stock at $3.30 per share expiring on January 2, 2017.

(3) This figure includes (i) 1,306,287 shares of common stock, (ii) 163,500 shares of common stock held of record by Alan P. Lindsay's wife and (iii) stock options to purchase 600,000 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015.

(4) This figure includes (i) 753,500 shares of common stock and (ii) stock options to purchase 375,000 shares of our common stock at an exercise price of $0.33 per share expiring on February 14, 2016 and (iii) and stock options to purchase 225,000 shares of our common stock at $3.30 per share expiring on January 2, 2017.

(5) This figure includes (i) 1,500,000 shares of common stock and (ii) stock options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015.

(6) This figure includes (i) 50,000 shares of common stock and (ii) stock options to purchase 75,000 shares of our common stock at an exercise price of $0.33 per share that were exercised in October, 2006.

(7) This figure includes stock options to purchase 100,000 shares of our common stock at $1.30 per share expiring on October 10, 2016.

(8) This figure includes (i) stock options to purchase 200,000 shares of our common stock at $1.30 per share expiring on October 10, 2016; and (ii) stock options to purchase 25,000 shares of our common stock at $3.30 per share expiring on January 2, 2017.

(9) This figure includes (i) 6,667,788 shares of common stock and (ii) stock options to purchase 1,680,000 shares of our common stock at an exercise price of $0.33 per share.

(10) Isaiah Capital Trust is a trust organized under the laws of Jersey, Channel Islands. The trustee of Isaiah Capital Trust is Equity Trust (Jersey) Limited.






(11) Golden West Investments Ltd. is a corporation organized under the laws of Belize. The sole director of Golden West Investments Ltd. is Trustell Ltd.

(12) This figures includes (i) 1,400,000 shares of common stock and (ii) warrants to purchase 700,000 shares of our common stock at a price of $3.00 per share held by this Selling Shareholder. However, the warrants are not exercisable within 60 days, and therefore the stockholder named above disclaims beneficial ownership of the shares underlying the warrants for purposes of Rule 13d-3 under the Securities Act.

(13) This figure includes (i) 1,400,000 shares of common stock and (ii) warrants to purchase 700,000 shares of our common stock at a price of $3.00 per share held by this Selling Shareholder. However, the warrants are not exercisable within 60 days, and therefore the stockholder named above disclaims beneficial ownership of the shares underlying the warrants for purposes of Rule 13d-3 under the Securities Act.

(14) This figure includes (i) 1,500,000 shares of common stock and (ii) warrants to purchase 750,000 shares of our common stock at a price of $2.50 per share. We are not aware who presently exercises dispositive and voting power with respect to the shares of common stock owned by Sprott Asset Management Inc.; and this shareholder has no known relationship with us. We are also informed that Sprott Asset Management Inc. acquired our securities as a portfolio manager in the ordinary course of business for their own account without any view or intention to distribute their securities and that, at the time of purchase, they had no agreements or understandings, directly or indirectly, with us or with any other party to distribute the securities.


CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal years ended December 31, 2006 and 2005.

EMPLOYMENT AND CONSULTING AGREEMENTS

During fiscal year ended December 31, 2006, we had transactions with certain of our officers and directors as follows: (i) we incurred an aggregate of $647,248 in management and/or consulting fees to Amir Adnani, Alan Lindsay, Randall Reneau, Harry Anthony and Pat Obara in the amounts of $260,000, $21,000, $182,000, $137,143 and $37,019, respectively; and (ii) we recorded an additional aggregate $923,253 in stock based compensation expense. Also, during fiscal year ended December 31, 2006, $150,000 of advances to us from a shareholder and consultant were settled pursuant to the exercise of 450,000 stock options at $0.333 per share.

During fiscal year ended December 31, 2006, we paid $10,224 for marketing and media services to Blender Media, a private company of which Mr. Adnani, our President, is a director.

We executed the Anthony Employment Agreement pursuant to which we committed to pay him a monthly fee of $10,000 and grant an aggregate of 375,000 post-split stock options in 2005 and 2006 exercisable over ten year terms at $0.333 per share for a value of $121,890. Of the aggregate 375,000 stock options granted, 202,500 stock options were granted on December 20, 2005 and 172,500 on February 1, 2006.

Amounts owing to related parties are unsecured, non-interest bearing and without specific terms of repayment.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

  EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT

        3.1          Articles of Incorporation, as amended(1)
      3.1.1          Certificate of Amendment to Articles of Incorporation(2)
        3.2          Bylaws(1)
        3.3          Audit Committee Charter(1)
        3.4          Ethics Charter(1)
        4.1 Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
        4.2          Mineral Asset Option Agreement(3)
        4.3 Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
        4.4 Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
        4.5          Harry A. Moore Trust Agreement(5)
        4.6 Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
        4.7 Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
        4.8 Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
        4.9 Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
       4.10          Executive Services Agreement between Uranium Energy Corp.
                     and Amir Adnani(6)
       4.11 Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
       4.12          Uranium Mining Lease among Uranium Energy Corp., John G.
                     Jebsen and John Triantis(7)
       10.1          2005 Stock Option Plan of Uranium Energy Corp.(8)
       10.2          Amended 2005 Stock Option Plan (9).
       10.3          2006 Stock Incentive Plan of Uranium Energy Corp.(10)
       31.1          Certification Pursuant To Rule 13a-14(a)/15d-14(a) - CEO
       31.2          Certification Pursuant To Rule 13a-14(a)/15d-14(a) - CFO
       32.1          Section 1350 Certification - CEO
       32.2          Section 1350 Certification - CFO

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.

(3) Incorporated by reference to the amendment to our Registration Statement on Form SB-2 filed with the SEC on November 9, 2005.

(4) Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 21, 2005.

(5) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 13, 2006.

(6) Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 4, 2006.

(7) Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 21, 2006.

(8) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2005.

(9) Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.

(10) Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on November 20, 2006.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2006, we incurred approximately $70,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2005, we incurred approximately $45,725 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

During fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          URANIUM ENERGY CORP.


Dated: March 21, 2007                     By: /s/ AMIR ADNANI
                                              __________________________________
                                                  Amir Adnani, President/Chief
                                                  Executive Officer



Dated: March 21, 2007                     By: /s/ PAT OBARA
                                              __________________________________
                                                  Pat Obara, Treasurer/Chief
                                                  Financial Officer