Form 10QSB
period 2007-03-31
URANIUM ENERGY CORP
filed 2007-05-15
CIK 1334933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2007


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

                                Yes [ ]   No [X]

                     Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of May 10, 2007

Common Stock, $.001 par value                      37,317,088

Transitional Small Business Disclosure Format (check one)

                                Yes [ ]   No [X]

PART I.  FINANCIAL INFORMATION                                                4

ITEM 1.  FINANCIAL STATEMENTS                                                 4

         BALANCE SHEETS                                                       5

         STATEMENTS OF OPERATIONS                                             6

         STATEMENTS OF CASH FLOWS                                             7

         NOTES TO FINANCIAL STATEMENTS                                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION                                      21

ITEM 3.  CONTROLS AND PROCEDURES                                             29

PART II. OTHER INFORMATION                                                   30

ITEM 1.  LEGAL PROCEEDINGS                                                   30

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 32

ITEM 5.  OTHER INFORMATION                                                   32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    33

SIGNATURES                                                                   33

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              URANIUM ENERGY CORP.
                         (an exploration stage company)

                              FINANCIAL STATEMENTS


                                 MARCH 31, 2007
                                   (UNAUDITED)






















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                                 BALANCE SHEETS


=========================================================================================================

                                                                           March 31,         December 31,
                                                                              2007               2006
                                                                           (UNAUDITED)

CURRENT ASSETS
   Cash and cash equivalents                                              $ 13,933,754       $ 13,581,377
   Restricted cash (Note 3)                                                    137,667            136,458
   Available-for-sale securities (Note 4)                                      641,930                  -
   Interest and accounts receivable                                              3,183             20,020
   Agreement receivable                                                              -            235,040
   Other current assets                                                        176,104             19,796
_________________________________________________________________________________________________________

                                                                            14,892,638         13,992,691

PROPERTY AND EQUIPMENT (Note 5)                                                282,518            205,004
_________________________________________________________________________________________________________

                                                                          $ 15,175,156       $ 14,197,695

=========================================================================================================



CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $    521,687       $    306,462
   Due to related parties (Note 11)                                                  -            225,581
_________________________________________________________________________________________________________

                                                                               521,687            532,043
_________________________________________________________________________________________________________

CONTINGENCIES AND COMMITMENTS (Notes 6, 12 & 14)


STOCKHOLDERS' EQUITY
   Capital Stock (Note 7)
       Common stock $0.001 par value: 750,000,000 shares authorized
       35,764,838 shares issued and outstanding
       (December 31, 2006 - 34,371,088)                                         35,765             34,371
   Additional paid-in capital                                               35,336,753         29,604,624
   Common stock purchase warrants                                                    -            992,894
   Common share and warrant proceeds (Note 7)                                  615,000            250,000
   Deferred compensation (Note 7)                                                    -           (246,458)
   Deficit accumulated during the exploration stage                        (21,740,939)       (16,969,779)
   Accumulated other comprehensive income                                      406,890                  -
_________________________________________________________________________________________________________

                                                                            14,653,469         13,665,652
_________________________________________________________________________________________________________

                                                                          $ 15,175,156       $ 14,197,695

=========================================================================================================


   The accompanying notes are an integral part of these financial statements.




                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three months         Three months          For the Period from
                                                   Ended                Ended            May 16, 2003 (inception)
                                               March 31, 2007       March 31, 2006          to March 31, 2007
=================================================================================================================

EXPENSES
   Consulting fees                              $    128,242         $          -             $     836,797
   Depreciation                                       15,224                    -                    34,961
   General and administrative                        551,490              158,195                 3,198,662
   Management fees                                   139,559              178,207                   960,268
   Mineral property expenditures (Note 6)          1,226,204              238,288                 6,976,107
   Professional fees                                 190,451               59,223                   616,055
   Stock based compensation (Note 9)               2,676,796              605,752                 9,381,102
_________________________________________________________________________________________________________________
                                                   4,927,966            1,239,665                22,003,952

LOSS BEFORE OTHER ITEMS                           (4,927,966)          (1,239,665)              (22,003,952)
_________________________________________________________________________________________________________________

INTEREST INCOME                                      156,806                    -                   233,300
OTHER INCOME                                               -                    -                    29,713
_________________________________________________________________________________________________________________
                                                     156,806                    -                   263,013
_________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                         $ (4,771,160)        $ (1,239,665)            $ (21,740,939)
_________________________________________________________________________________________________________________
BASIC AND FULLY DILUTED NET LOSS
   PER SHARE                                    $      (0.14)        $(      0.06)
_________________________________________________________________________________

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING,
   BASIC AND FULLY DILUTED                        35,133,947           21,854,791
_________________________________________________________________________________


   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY, CORP.
                         (an exploration stage company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                Three months         Three months          For the Period from
                                                   Ended                Ended            May 16, 2003 (inception)
                                               March 31, 2007       March 31, 2006          to March 31, 2007
=================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                         $ (4,771,160)        $ (1,239,665)            $ (21,740,939)
Adjustments to reconcile net loss to net cash
   from operating activities:
   Stock based compensation (Note 9)               2,676,796              605,752                 9,381,102
   Non-cash mineral property expenditures             68,500                    -                 3,123,929
   Depreciation                                       15,224                    -                    34,960
Changes in operating assets and liabilities:
   Interest and accounts receivable                   16,837                    -                    (3,183)
   Agreement receivable                                    -                    -                  (235,040)
   Other current assets                             (156,308)             (20,527)                 (155,577)
   Accounts payable and accrued liabilities          215,225               32,145                   510,160
   Due to related parties                           (225,581)              18,000                         -
_________________________________________________________________________________________________________________
NET CASH FLOWS USED IN                            (2,160,467)            (604,295)               (9,084,588)
   OPERATING ACTIVITIES
_________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of shares for cash                     2,241,791              350,000                23,168,187
   Share subscriptions                               365,000              250,000                   615,000
   Convertible debenture proceeds                          -                    -                    20,000
   Financing charges                                       -                    -                  (329,700)
_________________________________________________________________________________________________________________
NET CASH FLOWS FROM                                2,606,791              600,000                23,473,487
   FINANCING ACTIVITIES
_________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                (92,738)                   -                  (317,478)
   Restricted cash deposits                           (1,209)                   -                  (137,667)
_________________________________________________________________________________________________________________
NET CASH FLOWS USED IN                               (93,947)                   -                  (455,145)
   INVESTING ACTIVITIES
_________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  352,377               (4,295)               13,933,754
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                            13,581,377              107,160                         -
_________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 13,933,754         $    102,865             $  13,933,754
_________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS CONSIST OF:
    Cash in bank                                $  1,574,489         $    102,865             $   1,574,489
    Term deposits                                 12,359,265                    -                12,359,265
_________________________________________________________________________________________________________________
                                                $  13,933,754        $    102,865             $  13,933,754
_________________________________________________________________________________________________________________
SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES (Note 13)

   The accompanying notes are an integral part of these financial statements.


                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1:  NATURE OF OPERATIONS
________________________________________________________________________________

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. Since November 1, 2004, the Company has acquired mineral leases, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To March 31, 2007, interests in approximately 35,139 net acres of mineral properties have been staked or leased by the Company.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at March 31, 2007, the Company has an accumulated deficit of $21,740,939. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. The Company intends to continue to fund its operations by way of private placements of equity as may be required. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for total proceeds of $23,473,487 from the issuance of shares of the Company's common stock.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These interim financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed, and the Company has not established any proven or probable reserves on its mineral properties.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To March 31, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the three months ended March 31, 2007, the Company had no material impairment of its long-lived assets.

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

FINANCIAL INSTRUMENTS
The fair values of cash and cash equivalents, restricted cash, other current monetary assets, accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of the Company's net smelter royalty obligations (refer to Note 6) is not determinable at the current stage of the Company's exploration program. Accordingly, no value has been assigned by management. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

STOCK-BASED COMPENSATION (CONTINUED)
Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives at the following rates:

                         Computer Equipment          3 years
                         Furniture and Fixtures      5 years
                         Mining Equipment            5 years
                         Vehicles                    5 years

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2006, the FASB issued FSP EITF 00-19-02, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined the adoption of FSP 00-19-2 will not have a significant impact upon its financial position, results of operations or cash flows.

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


NOTE 3:  RESTRICTED CASH
________________________________________________________________________________

Restricted cash includes certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% per annum, are automatically renewable and are protected by federal insurance up to $100,000. In December 2006 the Company ceased exploration on the applicable property and has applied for the release of the certificates of deposit which is expected in the current fiscal year.


NOTE 4:  AVAILABLE-FOR-SALE SECURITIES
________________________________________________________________________________

Available-for-sale securities consist of shares in a publicly traded company listed on the NYSE Arca and Toronto Stock Exchanges. As of March 31, 2007 the Company reported the available-for-sale securities at market value and accordingly, recorded a $406,890 unrealized gain which has been reported as other comprehensive income.

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5:  PROPERTY AND EQUIPMENT
________________________________________________________________________________


                                        March 31, 2007       December 31, 2006
                                         (unaudited)
     _________________________________________________________________________

     Computer Equipment                 $       55,485           $  35,963
     Furniture and Fixtures                     27,499              14,373
     Mining Equipment                          120,780             110,690
     Vehicles                                  113,714              63,714
     _________________________________________________________________________
                                               317,478             224,740
     Less: accumulated depreciation            (34,960)            (19,736)
     _________________________________________________________________________
                                        $      282,518           $ 205,004
     _________________________________________________________________________

Effective August 24, 2006, the Company committed to spend approximately $140,000 on a logging truck which is currently under construction and was completed on April 15, 2007. As of March 31, 2007, $50,000 has been paid towards this commitment and has been included with mining equipment.


NOTE 6:  MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

URANIUM EXPLORATION
Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As of March 31, 2007, a total of 38,245 gross acres (35,139 net mineral acres) of mineral properties have been staked or leased pursuant to option agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $754,714. These leases are subject to net royalty interests ranging from 2.0% to 15.25% As of March 31, 2007, total annual lease payments of $164,294 are required to maintain existing mineral leases.

WEESATCHE PROPERTY
On October 11, 2005, the Company entered into a Mineral Asset Option Agreement (the "Moore Option") granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 post-split restricted common shares at a fair value of $0.33 per share. In consideration for the Option and its partial exercise over the option term, the Company has made cash payments totaling $200,000 and issued 2,225,000 post-split shares of restricted common stock. The Option requires a further issuance of 750,000 post-split shares of restricted common stock on or before April 11, 2007 (issued subsequently). Upon completion of the terms of the Option title to the leases will be transferred to the Company. During the Option term, the Company has the right as operator to conduct or otherwise direct all exploration on the properties to be acquired under the Option.

AMBROSIA LAKE PROPERTY
On March 28, 2007 the Company entered into a letter option agreement (the "Holley Option") granting the Company the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain its option to acquire the assets, the Company is required to make the following option payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 6:  MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________


AMBROSIA LAKE PROPERTY (CONTINUED)

     (a)  an initial payment of $25,000 on the execution date (paid);
     (b)  a payment of $100,000 on March 28, 2007 (paid);
     (c)  a payment of $475,000 on or before April 27, 2007 (paid subsequently);
     (d)  a further payment of $500,000 on or before April 27, 2008; and
     (e)  a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire.

HISTORICAL MINING DATABASE
On January 2, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico. Consideration for the asset purchase was a one time cash payment of $20,000 (paid) and 50,000 stock options vesting as to 25,000 option shares upon the effective date of the Agreement and the final 25,000 option shares vesting six months from the effective date of the Agreement. Should the Company or any party related to the Company acquire any mineral property interest within the prospects covered by the database, the Company will be obligated to pay an overriding royalty of 1% or 2% on lands with and without an underlying royalty interest respectively. The $68,500 fair value of the vested options was recorded as mineral property expenditures during the period.

For the three months ended March 31, 2007, Mineral property expenditures on a regional basis are as follows:

                                    Three months Ended     Three months Ended
                                      March 31, 2007         March 31, 2006
_____________________________________________________________________________
                                       (unaudited)            (unaudited)

ARIZONA
   General acquisition and land
     work costs                         $        -             $       -
COLORADO
   General acquisition and land
     work costs                             35,844                     -
NEW MEXICO
   General acquisition and land
     work costs                             77,828                 6,606
   Acquisition and land work for
     Ambrosia Lake                         185,634                     -
   Historical mining database
     acquisition                            88,500                     -
TEXAS
   General acquisition and land
     work costs                             28,963                22,203
   Acquisition and land work
     for Weesatche                           3,663               161,221
   Exploration and drilling for
     Weesatche                             770,990                17,915
UTAH
   General acquisition and land
     work costs                              3,995                     -
WYOMING
   General acquisition and land
     work costs                             30,787                30,343
_____________________________________________________________________________
                                        $1,226,204             $ 238,288
_____________________________________________________________________________

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 7:  CAPITAL STOCK
________________________________________________________________________________


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

2007 SHARE TRANSACTIONS
On January 3, 2007 the Company completed a private placement in the amount of 200,000 Units at a subscription price of $2.50 for gross proceeds to the Company of $500,000, of which $250,000 was received in the prior fiscal year. Each Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the earlier of 18 months from the date of issuance of the Units or nine months from the effective date of the Company's proposed registration statement and are exercisable at $3.00 per share during this period.

In February 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 8,100,000 shares, including the 5,400,000 common shares issued in the respective private placement offerings and the 2,700,000 common shares underlying the respective warrants. Each of the 5,400,000 Units at a subscription price of $2.50 per Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the earlier of 18 months from the date of issuance of the Units or nine months from the effective date of the Company's proposed registration statement and are exercisable at $3.00 per share during this period. As of the date of these financial statements, the Registration Statement has not been declared effective.

SHARE PURCHASE WARRANTS
During the three months ended March 31, 2007, 944,750 common stock purchase warrants were exercised at prices ranging from $1.50 per share to $2.50 per share for cumulative net proceeds of $2,061,876. Of the 944,750 warrants exercised, shares were not issued for 246,000 share purchase warrants which were exercised immediately prior to March 31, 2007 and consequently, net proceeds of $615,000 were recorded as share proceeds received.

Additional paid-in capital has been increased for the $992,894 fair value of 2006 warrants issued for finders' fees in conjunction with a private placement. The warrants were originally recorded as a separate component of stockholders' equity and were fully exercised during the three months ended March 31, 2007.

A summary of the Company's common stock purchase warrants as of March 31, 2007 and changes during the period is presented below:

                                             Weighted       Weighted
                                             average        average
                               Number of     exercise      remaining
                               warrants       price       life (years)
______________________________________________________________________

Balance, December 31, 2006     5,133,500     $   2.55         1.74
Issued                           100,000         3.00            -
Exercised                        944,750            -            -
______________________________________________________________________
Balance, March 31, 2007        4,288,750     $   2.64         1.83

======================================================================

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at March 31, 2007 was estimated at $2,345,000.

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 7:  CAPITAL STOCK (CONTINUED)
________________________________________________________________________________


DEFERRED COMPENSATION
On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,500 to a consultant in connection with a one year corporate finance consulting services agreement of the same date. The consultant will provide among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company's various business interests. The $257,500 charge was recorded as deferred compensation and is being expensed over a one year term. Accordingly, the remaining $21,458 at December 31, 2006 has been expensed as stock based consulting fees during the period.

On April 1, 2006 the Company entered into a twelve month Consulting Agreement with EurXchange Consulting Ltd., to provide consulting services including financial and investor public relations and related matters in the Federal Republic of Germany. The Company paid approximately $370,000 (290,000 EUR) in cash for current contract expenditures and issued 400,000 restricted common shares of the Company at a price of $2.25 per share for a value of $900,000. The $900,000 charge has been recorded as deferred compensation and is being expensed over a one year period. Accordingly, the unamortized balance of $225,000 at December 31, 2006 has been expensed as stock based consulting fees during the period.


NOTE 8:  STOCK OPTION PLAN
________________________________________________________________________________

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

On January 2, 2007, a total of 565,000 stock options were granted to employees, consultants, and officers at an exercise price of $3.30 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,548,100 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113% and has been recorded as stock based consulting fees, management fees, and wages and benefits in the period.

On January 2, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico. Consideration for the asset purchase was a one time cash payment of $20,000 (paid) and 50,000 stock options vesting as to 25,000 option shares upon the effective date of the Agreement and the final 25,000 option shares vesting six months from the effective date of the Agreement. The stock options have an exercise price of $3.30 and are exercisable for a period of two years from the date of grant. Should the Company or any party related to the Company acquire any mineral property interest within the prospects covered by the database, the Company will be obligated to pay an overriding royalty of 1% or 2% on lands with and without an underlying royalty interest respectively. The fair value of these options at the date of grant of $137,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113%. The vested portion of the value of these options, being $68,500 been recorded as mineral property expenditures in the period.

On March 30, 2007, a total of 415,000 stock options were granted to employees, consultants, and officers at an exercise price of $5.70 per share. The term of these options is ten years. The fair value of these options at the date of grant of $845,488 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 116% and has been recorded as stock based consulting fees, management fees, and wages and benefits in the period.

During the three months ended March 31, 2007, 495,000 stock options were exercised at prices ranging from $0.33 per share to $1.00 per share for cumulative net proceeds of $331,666.

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 8:  STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________


A summary of the Company's stock options as of March 31, 2007 and changes during the period is presented below:

                                             Weighted       Weighted
                                             average        average
                               Number of     exercise      remaining
                                options       price       life (years)
______________________________________________________________________

Balance, December 31, 2006     4,072,500     $  0.610         9.17
Issued                         1,030,000            -            -
Exercised                       (495,000)           -            -
______________________________________________________________________
Balance, March 31, 2007        4,607,500     $  1.430          9.13
======================================================================


The AIV under the provisions of SFAS No. 123R of all outstanding options at March 31, 2007 was estimated at $19,653,650. Additionally, the AIV of options exercised during the three months ended March 31, 2007 was estimated at $2,242,700.


NOTE 9:  STOCK BASED COMPENSATION
________________________________________________________________________________

Stock based compensation for the three months ended March 31, 2007 includes the following:


                                                Three months         Three months          For the Period from
                                                   Ended                Ended            May 16, 2003 (inception)
                                               March 31, 2007       March 31, 2006          to March 31, 2007
=================================================================================================================
                                                (unaudited)                                    (unaudited)

Consulting fees, stock based                    $    666,083         $    443,252             $   6,016,058
Management fees, stock based                       1,774,500              162,500                 2,697,753
Wages and benefits, stock based                      236,213                    -                   667,291
_________________________________________________________________________________________________________________

                                                $  2,676,796         $    605,752             $   9,381,102
_________________________________________________________________________________________________________________



NOTE 10: INCOME TAXES
________________________________________________________________________________

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

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 11: DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________


During the three months ended March 31, 2007, the Company had transactions with certain officers and directors of the Company as follows:

     (a) incurred $139,559 in management fees and recorded an additional $1,774,500 in stock based compensation expense (refer to Notes 8 and 9); and

     (b)  paid management bonuses of $225,581 accrued in the prior fiscal year.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.


NOTE 12 - COMMITMENTS
________________________________________________________________________________

On February 1, 2007 the Company entered into a Financial Consulting Agreement for a 12 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,500 and 2,500 restricted common shares per month. As of March 31, 2007 share issuances of 2,500 for February and March and accordingly, an accrual $36,750 has been included in accounts payable based on the fair value of the 5,000 shares subsequently issued.

On March 28, 2007 the Company entered into a letter option agreement (the "Holley Option") granting the Company the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain its option to acquire the assets, the Company is required to make the following option price payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

     (a)  an initial payment of $25,000 on the execution date (paid);

     (b)  a payment of $100,000 on March 28, 2007 (paid);

     (c)  a payment of $475,000 on or before April 27, 2007 (paid);

     (d)  a further payment of $500,000 on or before April 27, 2008;

     (e)  a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory property payments having been made by the same. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any Uranium or Vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire.

On March 29, 2007 the Company entered into a six month consulting services agreement valued at approximately (euro)300,178 ($411,694 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, the Company will pay a retainer of approximately
(euro)209,000 ($286,644 US, paid subsequent to March 31, 2007), and a final installment of approximately (euro)91,178 ($125,050 US) due 90 days from the date of the agreement.

The Company is committed to pay its key executives a total of approximately $459,000 per year for management services. The Company is currently leasing premises in New Mexico, Texas, and Wyoming with total monthly payments of $7,153, with all agreements having a maximum term of one year.

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION AND
          NONCASH INVESTING AND FINANCING ACTIVITIES
________________________________________________________________________________


During the three month period ended March 31, 2007, the Company received the 333,333 High Plains Uranium ("HPU") shares pursuant to the July 27, 2006 option agreement to sell its Cadena historical mining database. The HPU shares had a recorded value of $235,040 based on the fair value on the date of the agreement, and were reported as an agreement receivable as of December 31, 2006. On January 19, 2007 HPU completed a business combination agreement with Energy Metals Corp. ("EMC"), a Canadian based public company listed on the NYSE Arca and Toronto Stock Exchanges. As a result, the 333,333 shares of HPU were exchanged on a 1:6.2 basis and the Company received 53,763 shares of EMC.

                                 Three months Ended
                      March 31, 2007             March 31, 2006
_______________________________________________________________

Interest paid         $            -             $            -
Income taxes paid     $            -             $            -
===============================================================


NOTE 14: SUBSEQUENT EVENTS
________________________________________________________________________________

a) On April 2, 2007 the Company accepted the resignation of a Board member, in conjunction with the acceptance of the appointment of a new Director on the Board. The incoming Director will serve on the Audit, Compensation, Corporate Governance and Ethics Committees.

b) On April 6, 2007 the Company entered into a twelve month consulting services agreement at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

c) On April 11, 2007 the Company issued the final 750,000 post-split restricted common shares pursuant to the Moore Option (refer to Note 6). At the time of issue, the shares had a value of $7.16 per share and $5,370,000 will be recorded in mineral property expenditures in the second quarter.

d) On April 25, 2007 the Company made a non-refundable Option Price Payment of $475,000 pursuant to the Holley Option (refer to Notes 6 and 12).

e) On April 27, 2007, with a reference date of April 26, 2007, the Company entered into a joint venture with Neutron Energy Inc. ("NEI"), a Wyoming corporation, in connection with the exploration of a property covering approximately 6,700 acres located in Cibola County, New Mexico (the "Property") for uranium resources. In connection with the joint venture, Cibola Resources LLC ("Cibola"), a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities as contemplated by the parties.

     NEI acquired a ten year mining lease (the "Lease") to the Property from La Merced del Pueblo de Cebolleta ("Ceboletta"), a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and Agreement between Cebolleta and NEI effective April 6, 2007 (the "Mining Lease Agreement"), and has contributed the Lease to Cibola. Terms of the Lease provide for:

     (i)  initial payments of $3,000,000 (paid by NEI);

     (ii) an additional cash payment of $2,000,000 six months from the effective date of the Mining Lease Agreement (January 30, 2007);

     (iii) every year after April 6, 2007 until uranium production begins, an advance royalty of $500,000 (to be deducted from any royalties paid in that same year);

     (iv) a recoverable reserve payment of $1 per pound of recoverable uranium reserves upon the completion of a feasibility study by an independent mining engineering firm, which will be reduced by all prior payments as described in clause (i) through (iii) above;

     (v) a production royalty of between 4.50% and 8.0% depending upon the sale price of uranium; and

                              URANIUM ENERGY CORP.
                         (an exploration stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 14: SUBSEQUENT EVENTS (CONTINUED)
________________________________________________________________________________


     (vi) the funding of a $30,000 per year scholarship program.

          The Company has reimbursed an aggregate of $1,470,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease.

f) Through May 11, 2007, a total of 338,750 warrants were exercised subsequent to March 31, 2007 at $2.50 per share for total proceeds of $846,875.

g) Through May 11, 2007, a total of 210,000 options were exercised subsequent to March 31, 2007 at $0.33 and $1.00 per share for total proceeds of $203,333.

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have acquired interests in uranium exploration mineral properties totaling 45,748.49 gross acres of leased ort staked mineral properties, consisting of claim blocks located in the States Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming that have been either leased or staked, which we intend to explore for economic deposits of uranium. These leases are also subject to 5.0% to 15.25% net royalty interests. Each of these properties has been the subject of historical exploration by other mining companies. Their historical results indicate that further exploration for uranium is warranted. Our view that our properties are prospective for mineral exploration is based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral property is the Weesatche project in Goliad County, Texas. The acreage and location of our mineral properties is summarized as follows:

                 GROSS ACRES       NET ACRES(*)
Arizona           2,231.28           2,231.28
Colorado          4,338.60           4,338.60
New Mexico        25,616.76          18,723.26
Texas             4,491.81           4,223.80
Utah              2,226.94           2,226.94
Wyoming           6,843.10           6,843.10
Total:            45,748.49          38,586.98

(*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

During 2007 through the date of this Quarterly Report, we acquired an additional 19,875.18 net acres in the States of Colorado, New Mexico, Texas, and Utah for an aggregate consideration of $2,797,546.

We plan to use our database of exploration data in order to target additional exploration properties for acquisition. In 2007, we have plans to acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of New Mexico, Texas and Wyoming. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us. Other mineral property acquisitions are contemplated in the states of interest that include Arizona, Colorado, and Utah. These potential acquisition properties have not yet been specifically identified.

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

MINERALS EXPLORATION PROPERTIES

We are participating in our mineral properties in the States of Arizona, Colorado, New Mexico, and Wyoming by way of mining claims and mineral leases. Certain properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). Claim blocks acquired in this manner exist in Arizona, Colorado, New Mexico and Wyoming. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. The claims were entered into between November 4, 2004 and February 27, 2007. Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim - bringing the land back into the state it was originally, prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of Utah and Texas, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. As of the date of this Quarterly Report, we have executed four leases in Utah, and further leases in Texas. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. Royalty payments must be made to the lessor in event that we extract uranium ore from the properties. Royalty payments vary from 6.25% to 15.25%, or based on a sliding scale tied to the price of uranium. All royalties are based on the gross sales revenue less certain charges and fees.

These properties do not have any indicated or inferred minerals or reserves. We plan to conduct exploration programs on these properties with the intent to prove or disprove the existence of economic concentrations of uranium. Since inception, we have not established any proven or probable reserves on our mineral property interests.

WEESATCHE, TEXAS LEASE

During 2007 through the date of this Quarterly report, we continued the initial confirmation drilling at our 100% controlled Goliad project in Goliad County, Texas (the "Goliad Lease"). Our drilling program consists of ongoing drilling in order to confirm the existing 5,200,000 pounds of historically drill-indicative resources on the property (as identified by Moore Energy Corporation during the 1980s) and extending historically identified mineralized trends.

As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 450 holes. To date, our drilling has concentrated in the areas of the A and B Sand ore bodies, with a further total of 343 holes drilled, consisting of 108,379 feet.

The objectives of the Goliad drilling program are two-fold: (1) Definition and delineation drilling to confirm the inferred historic resource of 5.2 million pounds eU3O8, and (2) to expand and extend the historically identified mineralized trends. We plan to complete drilling of the A, B, C and D Sand horizons on 100-foot centers, an approximate additional 300 holes.

AMBROSIA LAKE, NEW MEXICO LEASE

On March 28, 2007, we entered into an Option Agreement (the "Holley Option") granting us the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain its option to acquire the assets, we are required to make the following option price payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

(a)  an initial payment of $25,000 on the execution date (paid);
(b)  a payment of $100,000 on March 28, 2007 (paid);
(c)  a payment of $475,000 on or before April 27, 2007 (paid);
(d)  a further payment of $500,000 on or before April 27, 2008;
(e)  a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option, we also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory property payments having been made by the same. In addition, we will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any Uranium or Vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, we may elect to purchase the royalty interest at a base cost of $300,000 for each 1% royalty interest we wish to acquire.

CIBOLA RESOURCES LLC

On April 27, 2007, we entered into a joint venture (the "Joint Venture") with Neutron Energy Inc., a Wyoming corporation ("NEI") in connection with exploration of property covering approximately 6,700 acres located in Cibola County, New Mexico (the "Property") for uranium resources. In connection with the Joint Venture, Cibola Resources LLC, a Delaware limited liability company ("Cibola"), was formed for purposes of undertaking exploration activities contemplated by the Joint Venture.

On April 6, 2007, NEI and La Merced del Pueblo de Cebolleta, a private entity that has authority over the natural resources of the Property ("Cebolleta"), entered into a mining lease agreement (the "Mining Lease Agreement"), pursuant to which NEI acquired the mining lease to the Property from Cebolleta (the "Lease") for cash payments of $3,000,000. As of the date of this Quarterly Report, we have reimbursed NEI an aggregate of $1,470,000. As a result, we have a 49% equity interest in Cibola and NEI has a 51% equity interest in Cibola, respectively. Subsequently, NEI contributed the Lease to Cibola Resources LLC.

Under terms of a Letter Agreement (the "Letter Agreement") between Cebolleta and NEI, further payments to the order and direction of Cebolleta are required as follows:

 (a) $2,000,000 six months from the Effective Date of the Letter Agreement (January 30, 2007);
 (b) $500,000 representing an Advanced Royalty, every 12 months from the effective date of the Letter Agreement until uranium production begins; (to be deducted from any royalties paid in that same year);
 (c) $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study, and all prior payments made to Cebolleta will be credited to the Recoverable Reserve Payment;
 (d) 4.50% to 8.00% Production Royalty Payments depending upon the uranium sale price; and
 (e)     $30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Our net loss for the three months ended March 31, 2007 was approximately ($4,771,160) compared to a net loss of ($1,239,665) during the three months ended March 31, 2006 (an increase of $3,531,495). During the three months ended March 31, 2007, we generated revenue of $156,806 primarily from interest earned on term and other deposits compared to revenue of $Nil during the three months ended March 31, 2006.

During the three months ended March 31, 2007, we incurred expenses of approximately $4,927,966 compared to $1,239,665 incurred during the three months ended March 31, 2006 (an increase of $3,688,301). The operating expenses incurred during the three months ended March 31, 2007 consisted of: (i) stock-based compensation relating to the valuation of Stock Options granted to our employees, consultants, and management of $2,676,796 (2006: $605,752); (ii) mineral property expenditures of $1,226,204 (2006: $238,288); (iii) general and administrative expenses of $551,490 (2006: $158,195); (iv) professional fees of

$190,451 (2006: $59,223); (v) management fees of $139,559 (2006: $178,207); (vi)
consulting fees of $128,242 (2006: $Nil); and (vii) depreciation of $15,224 (2006: $Nil).

Operating expenses incurred during the three months ended March 31, 2007 increased primarily due to the increase in stock based compensation and the increase in exploration costs associated with the acquisition and development of our uranium properties and related infrastructure. General and administrative expenses incurred during the three months ended March 31, 2007 increased primarily due to additional corporate marketing and increased business operations relating to the number of uranium properties acquired. General and administrative expenses generally include corporate overhead, financial and administrative services, marketing, and travel costs.

Of the $4,927,966 incurred as operating expenses during the three months ended March 31, 2007, an aggregate of $1,914,059 was incurred payable to certain officers and directors of which $139,559 was recorded as management fees and benefits, and $1,774,500 was recorded as stock based compensation representing the estimated fair value of stock options granted during the period. As at March 31, 2007, there were no amounts due and owing to our directors and officers. We also paid $225,581 in management fees and benefits incurred during the 2006 fiscal year and accrued as due to related parties at December 31, 2006.

Operating expenses incurred during the three months ended March 31, 2006 were offset by income consisting of $156,806 (2006: $Nil) in interest earned on term and other deposits resulting in a net loss of $4,771,160.

Our net loss during the three months ended March 31, 2007 was $4,771,160 or $0.14 per share compared to a net loss of $1,239,665 or $0.06 per share during the three months ended March 31, 2006. The weighted average number of shares outstanding was 35,133,947 for the three months ended March 31, 2007 compared to 21,854,791 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

THREE MONTHS ENDED MARCH 31, 2007

As at March 31, 2007, our current assets were $14,892,638 and our current liabilities were $521,687, which resulted in a working capital surplus of $14,370,951. As at March 31, 2007, current assets were comprised of: (i) $13,933,754 in cash and cash equivalents; (ii) $137,667 in restricted cash;
(iii) $641,930 in available-for-sale securities; (iv) $3,183 in interest and accounts receivable; and (v) $176,104 in other current assets. As at March 31, 2007, current liabilities were comprised of $521,687 in accounts payable and accrued liabilities.

As at March 31, 2007, our total assets were $15,175,156 comprised of $14,892,638 in current assets, and $282,518 in property and equipment. The increase in total assets during the three months ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in cash and cash equivalents, available-for-sale securities, and other current assets.

As at March 31, 2007, our total liabilities were $521,687 comprised of accounts payable and accrued liabilities. The decrease in liabilities during the three months ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the decrease in amounts due to related parties.

Stockholders' equity increased from $13,665,652 for fiscal year ended December 31, 2006 to $14,653,469 for the three months ended March 31, 2007.

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2007, net cash flows used in operating activities were $2,160,467, consisting primarily of a net loss of $4,771,160. Net cash flows used in operating activities were adjusted by $2,676,796 to reconcile the non-cash expense of stock based compensation and by $68,500 to reconcile non-cash exploration expenses.

For the three months ended March 31, 2007, net cash flows used in investing activities were $93,947 consisting primarily of the purchase of equipment.

For the three months ended March 31, 2007, net cash flows from financing activities were $2,606,791 pertaining primarily to proceeds received from the sale of our common stock.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

During the three months ended March 31, 2007, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placements, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

On January 3, 2007, we closed private placement offerings in the aggregate amount of 200,000 units (the "Unit(s)") at a subscription price of $2.50 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common stock purchase warrant (the "Warrant"), with each such resulting whole Warrant entitling the holder thereof to purchase an additional share of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of: (i) eighteen months from the date of issuance of the Units; or (ii) nine months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $3.00 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register an aggregate of 8,100,000 shares, including the 5,400,000 common shares issued in private placement offerings and 2,700,000 common shares underlying the respective Warrants. As of the date of this Quarterly Report, the Registration Statement has not been declared effective.

Existing working capital and debt and equity funding are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and the exercise of Stock Options and Warrants. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

EPOCH FINANCIAL CONSULTING AGREEMENT

On February 1, 2007, we entered into a financial consulting agreement with Epoch Financial Group, Inc. ("Epoch") for a twelve month term (the "Epoch Financial Consulting Agreement"). In accordance with the terms and provisions of the Epoch Financial Consulting Agreement: (i) Epoch will disseminate our news releases, investor packages, research reports and corporate and industry sector materials;
ii) Epoch will promote investor awareness to the investment community; (iii) Epoch will arrange meetings with industry sector analysts, stock brokers and portfolio managers; and (iv) we will pay Epoch a monthly fee of $6,500 and issue to Epoch an aggregate of 2,500 restricted common shares per month. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

HOLLEY OPTION

On March 28, 2007, we entered into the Holley Option granting us the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain our option to acquire the assets, we are required to make the following option price payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

(a)  an initial payment of $25,000 on the execution date (paid);
(b)  a payment of $100,000 on March 28, 2007 (paid);
(c)  a payment of $475,000 on or before April 27, 2007 (paid);
(d)  a further payment of $500,000 on or before April 27, 2008;
(e)  a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option, we also reimbursed the Holley Option holders approximately $95,000 for prior regulatory property payments having been made to the New Mexico Bureau of Land Management. In addition, we will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any Uranium or Vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, we may elect to purchase the royalty interest at a base cost of $300,000 for each 1% royalty interest it wishes to acquire.

EURXCHANGE CONSULTING AGREEMENT

On March 29, 2007, we entered into a consulting services agreement with EurXchange Consulting Ltd. (the "Consultant") for a period of six months (the "EurXchange Consulting Agreement"). In accordance with the terms and provisions of the EurXchange Consulting Agreement: (i) EurXchange will provide advice on public and investor relations related matters; (ii) we will pay a retainer of approximately (euro)209,000 ($286,644 US, paid subsequent to March 31, 2007); and (iii) we will pay a final installment of approximately (euro)91,178 ($125,050 US) due ninety days from the date of execution of the EurXchange Consulting Agreement.

CONSULTING AGREEMENT

On April 6, 2007 the Company entered into a twelve month consulting services agreement valued at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

LETTER AGREEMENT

In accordance with the terms and provisions of the Letter Agreement, further payments to the order and direction of La Merced del Pueblo de Cebolleta are required as follows:

(a) $2,000,000 six months from the Effective Date of the Letter Agreement (January 30, 2007);
(b) $500,000 representing an Advanced Royalty, every 12 months from the effective date of the Letter Agreement until uranium production begins; (to be deducted from any royalties paid in that same year);
(c) $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study and all prior payments made to Cebolleta will be credited to the Recoverable Reserve Payment;
(d) 4.50% to 8.00% Production Royalty Payments depending upon the uranium sale price; and
(e)     $30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture.

MANAGEMENT FEES

We are committed to pay our key executives a total of approximately $459,000 per year for management services.

LEASE

We are currently leasing premises in New Mexico, Texas, and Wyoming for monthly payments totaling $7,153. All office lease agreements having a maximum term of one year.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Amir Adnani, our Chief Executive Officer, and Mr. Pat Obara, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended March 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Alan Lindsay, Mr. Erik Essiger and Mr. Ivan Obolensky. The three members of the audit committee are "independent" within the meaning of

Rule 10A-3 under the Exchange Act. The audit committee was reorganized in April 2007 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three month period ended March 31, 2007. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three month period ended March 31, 2007 filed with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

During the three months ended March 31, 2007, we engaged in a private placement offering under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placement, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

On January 3, 2007 we closed a private placement offering in the aggregate amount of 200,000 units (the "Unit(s)") at a subscription price of $2.50 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common stock purchase warrant (the "Warrant"), with each such resulting whole Warrant entitling the holder thereof to purchase an additional share of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units and ending on the day which is the earlier of: (i) eighteen months from the date of issuance of the Units; or (ii) nine months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $3.00 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the

Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register an aggregate of 8,100,000 shares, including 5,400,000 common shares issued in private placement offerings and 2,700,000 common shares underlying the respective Warrants. The Registration Statement has not been declared effective as of the date of this Quarterly report.

STOCK OPTIONS

During the three-month period ended March 31, 2007 and through the date of this Quarterly Report, we issued an aggregate of 705,000 shares of our common stock pursuant to the exercise of 705,000 Stock Options for aggregate proceeds of $535,000. The shares of common stock were subject to S-8 registration statements.

During the three-month period ended March 31, 2007 and through the date of this Quarterly Report, we granted an aggregate of 1,030,000 Stock Options to certain officers, directors, employees and consultants. Of the 1,030,000 Stock Options granted, 615,000 Stock Options were granted at $3.30 per share, and 415,000 Stock Options were granted at $5.70 per share.

COMMON STOCK PURCHASE WARRANTS

During the three-month period ended March 31, 2007 and through the date of this Quarterly Report, we issued an aggregate of 1,283,500 shares of our common stock pursuant to the exercise of a total of 1,283,500 Common Stock Purchase Warrants for aggregate proceeds of $2,908,750. The shares of common stock were subject to S-8 registration statements.

MINERAL ASSET OPTION AGREEMENT

During the three-month period ended March 31, 2007 and through the date of this Quarterly Report, we issued an aggregate of 750,000 shares of our restricted common stock in accordance with the terms and provisions of a mineral asset option agreement with Brad Moore ("Moore") dated October 11, 2005 (the "Mineral Asset Option Agreement"). The 750,000 shares were issued on April 11, 2007 and represented the final obligation due towards the completion of the Mineral Asset Option Agreement. In accordance with the terms and provisions of the Mineral Asset Option Agreement, title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option. During the Option term, we had the right as operator to conduct or otherwise direct the all exploration on the properties to be acquired.

EPOCH FINANCIAL GROUP, INC.

On February 1, 2007 the Company entered into the Epoch Financial Consulting Agreement. In accordance with the terms and provisions of the Epoch Financial Consulting Agreement, on April 7, 2007, we issued 7,500 shares of our restricted common stock. The issuance of the 7,500 shares represented the outstanding share issue commitment for February and March 2007 in addition to the obligation for April 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

RESIGNATION OF DIRECTORS/OFFICERS AND APPOINTMENT OF DIRECTORS/OFFICERS

Effective on April 2, 2007, our Board of Directors  accepted the  resignation of
D. Bruce Horton as one of our directors (the "Resignation") and, in conjunction therewith, accepted the consent to act as one of our directors from Ivan Obolensky (the "Appointment").

As a consequence of the Board's acceptance of the Resignation and Appointment, the Board also, and again effective on April 2, 2007, appointed, and reappointed where applicable, the following individuals to the following executive positions:


         INDIVIDUAL          OFFICER POSITION WITH THE COMPANY

       Alan P. Lindsay       Chairman of the Board

       Amir Adnani           President, Chief Executive Officer and
                             Principal Executive Officer

       Harry Anthony         Chief Operating Officer

       Pat Obara             Secretary, Treasurer, Chief Financial Officer
                             and Principal Accounting Officer

The following represents a brief overview of the previous five-year employment history of Mr. Obolensky.

IVAN OBOLENSKY. Mr. Obolensky has 40 years experience in the investment banking business as a financial analyst, with specific expertise in the areas of defense aerospace, oil and gas, nuclear power, metals and minerals, publishing and high technology industries. He has been an executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, and CB Richard Ellis Mosley Hallgarten. Currently, Mr. Obolensky is a Vice President of Shields & Company, an Investment Bank and Member of the New York Stock Exchange.

Ivan Obolensky is a Registered Investment Advisor and a member of the New York Society of Security Analysts. He has made frequent appearances as a guest on CNBC, CNNfn, and Bloomberg TV. Mr. Obolensky is also a member of various foundations and philanthropic organizations, and serves as Chairman and CEO of the Soldiers' Sailors' Marines' and Airmen's Club in New York. He is a graduate of Yale University and a retired Lieutenant (Junior Grade) in the U.S. Naval Air Corps.

At present there are no employment arrangements between us and Mr. Obolensky.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Reports on Form 8-K:

      8-K Current Report Item 1.01 filed with the Securities and Exchange Commission on May 4, 2007.

      8-K Current Report Item 1.01 filed with the Securities and Exchange Commission on April 12, 2007.

      8-K Current Report Item 5.02 filed with the Securities and Exchange Commission on April 4, 2007.

      Exhibits:

      31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

      31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

      32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             URANIUM ENERGY CORP.

Dated: May 15, 2007                          By: /s/ AMIR ADNANI
                                             __________________________
                                             Amir Adnani, President and
                                             Chief Executive Officer


Dated: May 15, 2007                          By: /s/ PAT OBARA
                                             __________________________
                                             Pat Obara, Chief Financial
                                             Officer