Form 10QSB
period 2007-06-30
URANIUM ENERGY CORP
filed 2007-08-14
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2007

[ ] Transition Report Under Section13 OR 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                       Commission File Number: 333-127185


                              URANIUM ENERGY CORP.
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                       NEVADA                               98-0399476
 ______________________________________________  _______________________________
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification
    of organization)                               No.)

                SUITE 230, 9801 ANDERSON MILL ROAD
                          AUSTIN, TEXAS                     78750
             ________________________________________     __________
             (Address of Principal Executive Offices)     (Zip Code)


                                 (512) 828-6980
                           ___________________________
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (check one) Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,612,088 SHARES OF COMMON STOCK AS OF AUGUST 10, 2007.

Transitional Small Business Disclosure Format:  (check one)  Yes  [ ]  No  [X]

                                   ____________

                              URANIUM ENERGY CORP.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB for the year ended December 31, 2006. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                   ____________

                              URANIUM ENERGY CORP.

                                TABLE OF CONTENTS





PART 1. FINANCIAL INFORMATION.................................................4
   Item 1. Financial Statements...............................................4
     BALANCE SHEETS...........................................................5
     STATEMENTS OF OPERATIONS.................................................6
     STATEMENTS OF CASH FLOWS.................................................8
     NOTES TO THE FINANCIAL STATEMENTS........................................9
   Item 2. Management's Discussion and Analysis..............................17
   Item III. Controls and Procedures.........................................26
PART II. OTHER INFORMATION...................................................27
   Item 1. Legal Proceedings.................................................27
   Item 2. Changes in Securities and Use of Proceeds.........................27
   Item 3. Defaults Upon Senior Securities...................................28
   Item 4. Submission of Matters to a Vote of Security Holders...............28
   Item 5. Other Information.................................................28
   Item 6. Exhibits and Reports on Form 8-K..................................30
SIGNATURES...................................................................31


                                   ____________

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

















                              URANIUM ENERGY CORP.
                         (an exploration stage company)

                              FINANCIAL STATEMENTS


                                  JUNE 30, 2007
                                   (UNAUDITED)


                              URANIUM ENERGY CORP.
                         (an exploration stage company)

                                 BALANCE SHEETS
                                   (UNAUDITED)


______________________________________________________________________________________________________________________________
                                                                                      June 30,              December 31,
                                                                                        2007                    2006
______________________________________________________________________________________________________________________________

CURRENT ASSETS
   Cash and cash equivalents                                                   $          10,005,560   $          13,581,377
   Restricted cash (Note 3)                                                                    4,500                 136,458
   Available-for-sale securities (Note 4)                                                    782,789                       -
   Accounts and interest receivable                                                           13,026                  20,020
   Agreement receivable                                                                            -                 235,040
   Other current assets                                                                      534,138                  19,796
______________________________________________________________________________________________________________________________
                                                                                          11,340,013              13,992,691

PROPERTY AND EQUIPMENT (Note 6)                                                              509,907                 205,004
______________________________________________________________________________________________________________________________

                                                                               $          11,849,920   $          14,197,695
==============================================================================================================================

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $             592,485   $             306,462
   Due to related parties (Note 7)                                                                 -                 225,581
______________________________________________________________________________________________________________________________
                                                                                             592,485                 532,043
______________________________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY
   Capital stock (Note 8)
   Common stock $0.001 par value: 750,000,000 shares authorized
      37,612,088 shares issued and outstanding
      (December 31, 2006 - 34,371,088)                                                        37,612                  34,371
   Additional paid-in capital                                                             42,872,985              29,604,624
   Common stock purchase warrants                                                                  -                 992,894
   Common share and warrant proceeds                                                               -                 250,000
   Deferred compensation                                                                           -                (246,458)
   Deficit accumulated during the exploration stage                                      (32,200,911)            (16,969,779)
   Accumulated other comprehensive income                                                    547,749                       -
______________________________________________________________________________________________________________________________
                                                                                          11,257,435              13,665,652
______________________________________________________________________________________________________________________________

                                                                               $          11,849,920   $          14,197,695
==============================================================================================================================


COMMITMENTS (Notes 5, 6 and 10)


   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY CORP.
                         (an exploration stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


____________________________________________________________________________________________________________________________________
                                                                                                                    For the Period
                                              Three months     Three months       Six months       Six months     from May 16, 2003
                                                 Ended             Ended            Ended             Ended        (inception) to
                                             June 30, 2007     June 30, 2006    June 30, 2007     June 30, 2006     June 30, 2007
____________________________________________________________________________________________________________________________________


EXPENSES
   Consulting fees                          $        71,998    $           -   $       200,240    $           -   $        908,795
   Consulting fees - stock based                     37,975        3,054,787           704,058        3,491,789          6,054,033
   Depreciation                                      23,906            1,716            39,130            1,716             58,867
   General and administrative                     1,113,210        1,164,141         1,664,701        1,322,367          4,311,873
   Interest and finance charges (Note 8)            116,396                -           116,396                -            116,396
   Management fees                                  122,903          285,907           262,462          464,114          1,083,171
   Management fees - stock based                          -          162,500         1,774,500          325,000          2,697,753
   Mineral property expenditures (Note 5)         3,562,447          310,548         4,720,151          555,086          7,414,625
   Mineral property expenditures
      - stock based (Note 5)                      5,471,750        1,186,250         5,540,250        1,186,250          8,595,679
   Professional fees                                 76,896           78,041           267,347          137,264            692,951
   Wages and benefits - stock based                       -                -           236,212                -            667,290
____________________________________________________________________________________________________________________________________
                                                 10,597,481        6,243,890        15,525,447        7,483,586         32,601,433

LOSS BEFORE OTHER ITEMS                         (10,597,481)      (6,243,890)      (15,525,447)      (7,483,586)       (32,601,433)
____________________________________________________________________________________________________________________________________

INTEREST INCOME                                     126,047           13,172           282,853           13,172            359,347
OTHER INCOME                                         11,462                -            11,462                -             41,175
____________________________________________________________________________________________________________________________________
                                                    137,509           13,172           294,315           13,172            400,522
____________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                         (10,459,972)      (6,230,718)      (15,231,132)      (7,470,414)       (32,200,911)

OTHER COMPREHENSIVE INCOME                          547,749                -           547,749                -            547,749
____________________________________________________________________________________________________________________________________

TOTAL COMPREHENSIVE LOSS
   FOR THE PERIOD                           $    (9,912,223)   $  (6,230,718)  $   (14,683,383)   $  (7,470,414)  $    (31,653,162)
====================================================================================================================================

BASIC AND DILUTED NET
   LOSS PER SHARE                           $         (0.28)   $       (0.24)  $         (0.42)   $       (0.31)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING,
   BASIC AND DILUTED                             37,214,497       25,866,734        36,179,971       23,874,921
================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


_________________________________________________________________________________________________________________________________


                                                                                          Stock
                                                  Common Stock           Additional      Purchase    Subscriptions    Deferred
                                               Shares        Amount    Paid-in Capital   Warrants       Received    Compensation
_________________________________________________________________________________________________________________________________

Balance, December 31, 2006                    34,371,088   $   34,371   $ 29,604,624   $    992,894    $  250,000   $  (246,458)

Common stock
     Issued for cash at $2.50 per share          200,000          200        499,800              -      (250,000)            -
     Issued on the exercise of options           995,000          995        744,004              -             -             -
     Issued on the exercise of warrants        1,283,500        1,284      3,900,361       (992,894)            -             -
     Issued pursuant to mineral property
         acquisitions                            750,000          750      5,369,250              -             -             -
     Issued pursuant to consulting service
         agreements                               12,500           12         74,713              -             -             -

Stock based compensation
     - options issued for consulting
services                                               -            -        382,875              -             -             -
     - options issued for management fees              -            -      1,774,500              -             -             -
     - options issued for property
expenditures                                           -            -        170,250              -             -             -
     - options issued wages and benefits               -            -        236,212              -             -             -
     - warrants issued as penalties
pursuant
         to private placement agreements               -            -        116,396              -             -             -

Amortization of deferred compensation                  -            -              -              -             -       246,458
Net loss for the period                                -            -              -              -             -             -
Unrealized gain on available-for-sale
securities                                             -            -              -              -             -             -
_________________________________________________________________________________________________________________________________

Balance, June 30, 2007                        37,612,088   $   37,612   $ 42,872,985   $         -    $         -   $         -
=================================================================================================================================


__________________________________________________________________________________________

                                                             Accumulated
                                                                 Other
                                               Accumulated  Comprehensive   Stockholders'
                                                 Deficit         Income         Equity
__________________________________________________________________________________________

Balance, December 31, 2006                    $(16,969,779)  $          -    $ 13,665,652

Common stock
     Issued for cash at $2.50 per share                  -               -        250,000
     Issued on the exercise of options                   -               -        744,999
     Issued on the exercise of warrants                  -               -      2,908,751
     Issued pursuant to mineral property
         acquisitions                                    -               -      5,370,000
     Issued pursuant to consulting service
         agreements                                      -               -         74,725

Stock based compensation
     - options issued for consulting
services                                                 -               -        382,875
     - options issued for management fees                -               -      1,774,500
     - options issued for property
expenditures                                             -               -        170,250
     - options issued wages and benefits                 -               -        236,212
     - warrants issued as penalties
pursuant
         to private placement agreements                 -               -        116,396

Amortization of deferred compensation                    -               -        246,458
Net loss for the period                        (15,231,132)              -    (15,231,132)
Unrealized gain on available-for-sale
securities                                               -         547,749        547,749
__________________________________________________________________________________________

Balance, June 30, 2007                        $(32,200,911)  $     547,749   $ 11,257,435
==========================================================================================




All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.


   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY CORP.
                         (an exploration stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


___________________________________________________________________________________________________________________________________
                                                                                                                 For the Period
                                                                           Six months          Six months      From May 16, 2003
                                                                             Ended              Ended            (inception) to
                                                                         June 30, 2007      June 30, 2006        June 30, 2007
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                                $    (15,231,132)  $      (7,470,414)   $      (32,200,911)
Adjustments to reconcile net loss to net cash from operating activities:
   Stock based compensation                                                   2,714,770           3,816,789             9,419,076
   Non-cash mineral property expenditures                                     5,540,250           1,186,250             8,595,679
   Non-cash interest and finance charges                                        116,396                   -               116,396
   Depreciation                                                                  39,130               1,716                58,866
Changes in operating assets and liabilities:
   Restricted cash                                                              131,958                   -                (4,500)
   Available-for-sale securities                                               (235,040)                  -              (235,040)
   Accounts and interest receivable                                               6,994                   -               (13,026)
   Agreement receivable                                                         235,040                   -                     -
   Other current assets                                                        (514,342)            (22,027)             (513,611)
   Accounts payable and accrued liabilities                                     286,023              47,325               580,958
   Due to related parties                                                      (225,581)           (208,832)                    -
___________________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                  (7,135,534)         (2,649,193)          (14,196,113)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash                                                   3,903,750           6,607,800            25,080,146
Convertible debenture proceeds                                                        -                   -              (329,700)
Financing charges                                                                     -                   -                20,000
___________________________________________________________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                      3,903,750           6,607,800            24,770,446
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                             (344,033)            (28,086)             (568,773)
___________________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (344,033)            (28,086)             (568,773)
___________________________________________________________________________________________________________________________________

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (3,575,817)          3,930,521            10,005,560
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               13,581,377             107,160                     -
___________________________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     10,005,560   $       4,037,681    $       10,005,560
___________________________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank                                                           $        199,680   $         524,528    $          199,680
Term deposits                                                                 9,805,880           3,513,153             9,805,880
___________________________________________________________________________________________________________________________________
                                                                       $     10,005,560   $       4,037,681    $       10,005,560
===================================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)


The accompanying notes are an integral part of these financial statements.

                              URANIUM ENERGY, CORP.
                         (an exploration stage company)

                        NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 2007 (UNAUDITED)


NOTE 1:  NATURE OF OPERATIONS
________________________________________________________________________________

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To June 30, 2007, interests in approximately 42,156 net acres of mineral properties have been staked or leased by the Company, including 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest).

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at June 30, 2007, the Company has an accumulated deficit of $32,200,911. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. The Company intends to continue to fund its operations by way of private placements of equity as may be required. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $24,770,446 from the issuance of shares of the Company's common stock.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

USE OF ESTIMATES
The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertain Tax Positions". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has adopted this Interpretation on January 1, 2007. There is no impact to the Company's financial position as a result of this adoption.

In December 2006, the FASB issued FSP EITF 00-19-02, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has adopted this Interpretation on January 1, 2007. The impact to the Company's financial position and results of operations as a result of this adoption is disclosed in
Note 8.

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


NOTE 3:  RESTRICTED CASH
________________________________________________________________________________

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% per annum, are automatically renewable and are protected by federal insurance up to $100,000. In December 2006 the Company ceased exploration on the applicable property and applied for the release of the certificates of deposit and on May 8, 2007, the reclamation bond requirement was reduced to $4,500.


NOTE 4:  AVAILABLE-FOR-SALE SECURITIES
________________________________________________________________________________

Available-for-sale securities consist of shares in a publicly traded company listed on the NYSE Arca and Toronto Stock Exchanges. As of June 30, 2007 the Company reported the available-for-sale securities at market value and accordingly, recorded a $547,749 unrealized gain which has been reported as other comprehensive income.


NOTE 5:  MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

URANIUM EXPLORATION
Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As of June 30, 2007, a total of 49,757 gross acres (42,156 net mineral acres) of mineral properties have been staked or leased pursuant to option agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $2,837,652, excluding the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of June 30, 2007, total yearly recurring maintenance payments of $185,717 are required to maintain existing mineral leases.

WEESATCHE PROPERTY
On October 11, 2005, the Company entered into a mineral asset option agreement (the "Moore Option") granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 post-split restricted common shares at a fair value of $0.33 per share. In consideration for the Moore Option and its partial exercise over the option term, the Company has made cash payments totaling $200,000 and issued 3,000,000 post-split shares of restricted common stock, of which the final 750,000 post-split shares of restricted common stock were issued on April 11, 2007 (refer to Note 8). Upon completion of the terms of the Moore Option title to the leases were transferred to the Company.

HOLLEY OPTION
On March 28, 2007 the Company entered into a letter option agreement (the "Holley Option") granting the Company the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain its option to acquire the assets, the Company is required to make the following option payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

     (a)  an initial payment of $25,000 on the execution date (paid);
     (b)  a payment of $100,000 on March 28, 2007 (paid);
     (c)  a payment of $475,000 on or before April 27, 2007 (paid);
     (d)  a further payment of $500,000 on or before April 27, 2008; and
     (e)  a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire.

CIBOLA RESOURCES LLC
On April 27, 2007, with a reference date of April 26, 2007, the Company entered into a joint venture with Neutron Energy Inc. ("NEI"), a Wyoming corporation, in connection with the exploration of a property covering 6,717 acres located in Cibola County, New Mexico (the "Property") for uranium resources. In connection with the joint venture, Cibola Resources LLC ("Cibola"), a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities as contemplated by the parties.

NEI acquired a ten year mining lease (the "Lease") to the Property from La Merced del Pueblo de Cebolleta ("Cebolleta"), a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and Agreement between Cebolleta and NEI effective April 6, 2007 (the "Mining Lease Agreement"), and has contributed the Lease to Cibola. Terms of the Lease provide for:

     (a)  initial payments of $3,000,000 (paid by NEI);
     (b) an additional cash payment of $2,000,000 six months from the effective date of the Lease (due October 14, 2007);
     (c) every year after April 6, 2007 until uranium production begins, an advance royalty of $500,000 (to be deducted from any royalties paid in that same year);
     (d) a recoverable reserve payment of $1 per pound of recoverable uranium reserves upon the completion of a feasibility study by an independent mining engineering firm, which will be reduced by all prior payments as described in clause (a) through (c) above;
     (e) a production royalty of between 4.50% and 8.0% depending upon the sale price of uranium; and (f) the funding of a $30,000 per year scholarship program.

The Company has reimbursed an aggregate of $1,470,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $117,729 in exploration costs on behalf of Cibola for a cumulative contribution of $1,578,729. As an exploration stage company, Cibola has no assets or liabilities as of June 30, 2007 and accordingly, all contributions have been charged to loss from investment.

HISTORICAL MINING DATABASES
On November 28, 2006 the Company entered into an option agreement to purchase a database covering prospects primarily in Wyoming and New Mexico. The agreement called for a $25,000 payment at the date of execution (paid) and an additional $25,000 prior to the end of the six month option period (paid). Additionally, the Company issued 50,000 stock options with an estimated fair value of $114,500, of which 25,000 options vested upon execution and the remaining 25,000 options vested at the end of the six month term. The agreement also calls for a 1% royalty on any mined substance produced on any mineral interest or claim covered by the database. The $101,750 fair value of the options vesting on May 28, 2007 was recorded as mineral property expenditures during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.24%, a dividend yield of 0%, and an expected volatility of 95%.

On January 2, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico. Consideration for the asset purchase was a one time cash payment of $20,000 (paid) and 50,000 stock options vesting as to 25,000 option shares upon the effective date of the agreement and the final 25,000 option shares vesting six months from the effective date of the agreement. Should the Company or any party related to the Company acquire any mineral property interest within the prospects covered by the database, the Company will be obligated to pay an overriding royalty of 1% or 2% on lands with and without an underlying royalty interest respectively. The $68,500 fair value of the vested options was recorded as mineral property expenditures during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113%.

For the six months ended June 30, 2007, mineral property expenditures on a regional basis are as follows:


____________________________________________________________________________________________________________________________
                                                Three months        Three months         Six months          Six months
                                                   Ended               Ended                Ended               Ended
                                               June 30, 2007       June 30, 2006        June 30, 2007       June 30, 2006
____________________________________________________________________________________________________________________________
                                                (UNAUDITED)          (UNAUDITED)          (UNAUDITED)       (UNAUDITED)

COLORADO
   Acquisition and exploration costs         $         128,452   $               -   $          164,297   $              -
NEW MEXICO
   Acquisition and exploration costs                 1,985,695                                2,289,682             26,288
TEXAS
   Acquisition and exploration costs                 1,271,187                                2,054,250            378,933
UTAH
   Acquisition and exploration costs                    15,183                   -               19,178                  -
WYOMING
   Acquisition and exploration costs                   161,930                                  192,744            149,865
____________________________________________________________________________________________________________________________
                                                     3,562,447             310,548            4,720,151            555,086
____________________________________________________________________________________________________________________________

STOCK BASED EXPENDITURES
   New Mexico                                                -                   -               68,500                  -
   Texas                                             5,370,000           1,186,250            5,370,000          1,186,250
   Wyoming                                             101,750                   -              101,750                  -
____________________________________________________________________________________________________________________________
                                                     5,471,750           1,186,250            5,540,250          1,186,250
____________________________________________________________________________________________________________________________

                                             $       9,034,197   $       1,496,798   $       10,260,401   $      1,741,336
============================================================================================================================

NOTE 6:  PROPERTY AND EQUIPMENT

________________________________________________________________________________

                                         June 30, 2007      December 31, 2006
________________________________________________________________________________
                                          (UNAUDITED)

Computer Equipment                    $           91,762   $            35,963
Furniture and Fixtures                            41,763                14,373
Mining Equipment                                 120,780               110,690
Vehicles                                         314,468                63,714
________________________________________________________________________________
                                                 568,773               224,740
Less: accumulated depreciation                   (58,866)              (19,736)
________________________________________________________________________________
                                      $          509,907   $           205,004
================================================================================

Effective August 24, 2006, the Company committed to spend approximately $140,000 to acquire a PFN assay tool, and $120,000 to build a second logging truck which is currently under construction. As of June 30, 2007, a total of $65,000 has been paid towards these commitments and has been included with vehicles.


NOTE 7:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the six months ended June 30, 2007, the Company had transactions with certain officers and directors of the Company as follows:

     (a) incurred $262,462 in management fees and recorded an additional $1,774,500 in stock based compensation expense (refer to Note 8);
     (b) incurred $12,963 in furniture and fixtures acquisition costs, $22,323 in consulting fees, and $24,109 in rent and office administration costs reimbursed to companies controlled by a direct family member of a current officer;
     (c) incurred $19,058 in consulting fees paid to a company controlled by a direct family member of a current director;

     (d) incurred $13,715 in website development and hosting fees paid to a company controlled by a direct family member of a current officer;
     (e)  paid management bonuses of $225,581 accrued in the prior fiscal year.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.


NOTE 8:  CAPITAL STOCK
________________________________________________________________________________

SHARE CAPITAL
The Company's capitalization at June 30, 2007 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

2007 SHARE TRANSACTIONS
On January 3, 2007 the Company completed a private placement in the amount of 200,000 Units at a subscription price of $2.50 for gross proceeds to the Company of $500,000, of which $250,000 was received in the prior fiscal year. Each Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the later of 18 months from the date of issuance of the Units or nine months from the effective date of the Company's proposed registration statement and are exercisable at $3.00 per share during this period.

In February 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 8,100,000 shares, including the 5,400,000 common shares issued in the respective private placement offerings and the 2,700,000 common shares underlying the respective warrants. Each of the 5,400,000 Units at a subscription price of $2.50 per Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the later of 18 months from the date of issuance of the Units or nine months from the effective date of the Company's proposed registration statement and are exercisable at $3.00 per share during this period. The Registration Statement was declared effective on June 15, 2007.

On April 3, 2007 the Company issued 7,500 restricted common shares pursuant to a financial consulting agreement (refer to Note 10). At the time of issuance, the shares had a value of $7.35 per share and $55,125 was recorded as stock-based consulting fees.

On April 11, 2007 the Company issued the final 750,000 post-split restricted common shares pursuant to the Moore Option (refer to Note 5). At the time of issuance, the shares had a value of $7.16 per share and $5,370,000 was recorded in mineral property expenditures.

On June 14, 2007 the Company issued 5,000 restricted common shares pursuant to a financial consulting agreement (refer to Note 10). At the time of issuance, the shares had a value of $3.92 per share and $19,600 was recorded as stock-based consulting fees.

SHARE PURCHASE WARRANTS
On June 15, 2007 the Company issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the Company's delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than nine months from the June 15, 2007 effective date. If the Company fails to maintain the effectiveness of the registration statement for a period of eight months from the initial deadline of April 22, 2007, additional warrants may be issuable. As of June 30, 2007 the maximum number of warrants issuable as liquidated damages through the eight month period expiring December 22, 2007 would be 360,000. The $116,396 fair value of the common share purchase warrants was recorded as interest and finance charges during the period. The fair value of these warrants was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.25%, a dividend yield of 0%, and an expected volatility of 98%.

During the six months ended June 30, 2007, 1,283,500 common share purchase warrants were exercised for total aggregate proceeds of $2,908,750.

Additional paid-in capital has been increased for the $992,894 fair value of 2006 warrants issued for finders' fees in conjunction with private placements. The warrants were originally recorded as a separate component of stockholders' equity and were fully exercised during the six months ended June 30, 2007.

A summary of the Company's common share purchase warrants as of June 30, 2007 and changes during the period is presented below:

____________________________________________________________________________________________________________________________
                                                                                                        Weighted average
                                                                 Number of         Weighted average         Remaining
                                                                 warrants           exercise price         life (years)
____________________________________________________________________________________________________________________________

Balance, December 31, 2006                                           5,133,500   $              2.55                  1.74
Issued                                                                 159,998                  3.00                  1.00
Exercised                                                           (1,283,500)                (2.27)                (0.09)
____________________________________________________________________________________________________________________________
Balance, June 30, 2007                                               4,009,998   $              2.66                  1.78
============================================================================================================================

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at June 30, 2007 was estimated at $1,500,000.

STOCK OPTIONS
On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,250,000 shares at $0.333 per share. A majority of shareholders of the Company ratified and approved the Stock Option Plan effective February 1, 2006. On April 10, 2006 the Company amended its 2005 Stock Option Plan whereby, subject to adjustment from time to time as provided in Article 11.1, whereby the number of common shares available for issuance under the Plan was increased from 3,500,000 shares to 7,500,000 shares. On October 10, 2006 the Company ratified the 2006 Stock Incentive Plan whereby, subject to adjustment from time to time as provided in
Article 18.1, the number of common shares available for issuance under the Plan was increased to 10,000,000 shares.

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

On January 2, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico. Consideration for the asset purchase was a one time cash payment of $20,000 (paid) and 50,000 stock options vesting as to 25,000 option shares upon the effective date of the agreement and the final 25,000 option shares vesting six months from the effective date of the agreement. The stock options have an exercise price of $3.30 and are exercisable for a period of two years from the date of grant. Should the Company or any party related to the Company acquire any mineral property interest within the prospects covered by the database, the Company will be obligated to pay an overriding royalty of 1% or 2% on lands with and without an underlying royalty interest respectively. The fair value of these options at the date of grant of $137,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113%. The vested portion of the value of these options, being $68,500, has been recorded as mineral property expenditures in the period.

On March 30, 2007, a total of 415,000 stock options were granted to employees, consultants, and officers at an exercise price of $5.70 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,962,950 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 116%. The vested portion of the value of these options, being $845,488, has been recorded as stock based consulting fees, management fees, and wages and benefits in the period.

During the six months ended June 30, 2007, 995,000 stock options were exercised for cumulative net proceeds of $745,000.

A summary of the Company's stock options as of June 30, 2007 and changes during the period is presented below:

____________________________________________________________________________________________________________________________
                                                                                                         Weighted average
                                                                 Number of         Weighted average         Remaining
                                                                  options           exercise price         life (years)
____________________________________________________________________________________________________________________________

Balance, December 31, 2006                                            4,072,500   $             0.61                  9.17
Issued                                                                1,030,000                 4.27                  9.61
Exercised                                                              (995,000)               (0.75)                (8.93)
Cancelled                                                              (275,000)               (0.64)                (9.05)
____________________________________________________________________________________________________________________________
Balance, June 30, 2007                                                3,832,500   $             1.44                  8.90
============================================================================================================================

The AIV under the provisions of SFAS No. 123R of all outstanding options at June 30, 2007 was estimated at $10,338,333. Additionally, the AIV of options exercised during the three months ended March 31, 2007 was estimated at $4,676,250.

DEFERRED COMPENSATION
On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,500 to a consultant in connection with a one year corporate finance consulting services agreement of the same date. The consultant provided among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company's various business interests. The $257,500 charge was recorded as deferred compensation and expensed over a one year term. Accordingly, the remaining $21,458 at December 31, 2006 has been expensed as stock based consulting fees during the period.

On April 1, 2006 the Company entered into a twelve month consulting agreement to provide services including financial and investor public relations and related matters in the Federal Republic of Germany. The Company paid approximately $370,000 (290,000 EUR) in cash for current contract expenditures and issued 400,000 restricted common shares of the Company at a price of $2.25 per share for a value of $900,000. The $900,000 charge was recorded as deferred compensation and expensed over a one year period. Accordingly, the unamortized balance of $225,000 at December 31, 2006 has been expensed as stock based consulting fees during the period.


NOTE 9:  INCOME TAXES
________________________________________________________________________________

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


NOTE 10  COMMITMENTS
________________________________________________________________________________

On February 1, 2007 the Company entered into a financial consulting agreement for a 12 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,500 and 2,500 restricted common shares per month. As of June 30, 2007 share issuances of 2,500 for February through June have been issued, and accordingly, a total expense of $74,725 has been included in stock-based consulting fees based on the fair value of the 12,500 shares issued.

On March 29, 2007 the Company entered into a six month consulting services agreement valued at approximately (euro)300,178 ($411,694 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, the Company paid a retainer of approximately
(euro)209,000  ($286,644 US), and will pay a final  installment of approximately
(euro)91,178 ($125,050 US) which was due 90 days from the date of the agreement. On July 29, 2007 the Company and the consultant mutually agreed to terminate the consulting services agreement and that no further monies or compensation is due or payable.

On April 6, 2007 the Company entered into a twelve month consulting services agreement at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

The Company is committed to pay its key executives a total of approximately $402,000 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $10,941, with all agreements having a maximum term of no more than two years.


NOTE 11 SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES
________________________________________________________________________________

During the six month period ended June 30, 2007, the Company received the 333,333 High Plains Uranium ("HPU") shares pursuant to the July 27, 2006 option agreement to sell its Cadena historical mining database. The HPU shares had a recorded value of $235,040 based on the fair value on the date of the agreement, and were reported as an agreement receivable as of December 31, 2006. On January 19, 2007 HPU completed a business combination agreement with Energy Metals Corp. ("EMC"), a Canadian based public company listed on the NYSE Arca and Toronto Stock Exchanges. As a result, the 333,333 shares of HPU were exchanged on a 1:6.2 basis and the Company received 53,763 shares of EMC.

________________________________________________________________________________
                                                    Six months Ended
                                          June 30, 2007         June 30, 2006
________________________________________________________________________________

                                            (UNAUDITED)             (UNAUDITED)

Interest paid                           $               -       $              -
Income taxes paid                       $               -       $              -
________________________________________________________________________________


NOTE 12: SUBSEQUENT EVENTS
________________________________________________________________________________

     (a) On July 23, 2007 the Company accepted the resignation of a Board member, in conjunction with the acceptance of the appointment of a new Director on the Board. The incoming Director will serve on the Audit Committee.
     (b) On July 29, 2007 the Company and a consultant mutually agreed to terminate a consulting services agreement (refer to Note 10). Under the terms of the Mutual Release and Indemnification Agreement, no further monies or compensation is due or payable.

                                   ______________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CURRENT BUSINESS OPERATIONS
We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have acquired interests in uranium exploration mineral properties totaling 56,499 gross acres (48,783 net mineral acres) of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming that have been either leased or staked, which we intend to explore for economic deposits of uranium. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. Each of these properties has been the subject of historical exploration by other mining companies. Their historical results indicate that further exploration for uranium is warranted. Our view that our properties are prospective for mineral exploration is based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral property is the Weesatche project in Goliad County, Texas

The acreage and location of our mineral properties is summarized as follows:

________________________________________________________________________________

                                            GROSS ACRES         NET ACRES (*)
________________________________________________________________________________

Arizona                                           2,231.28             2,231.28
Colorado                                          5,041.04             5,041.04
New Mexico                                       27,000.98            20,114.07
Texas                                             5,883.66             5,053.80
Utah                                              2,226.94             2,226.94
Wyoming                                          14,115.42            14,115.42
________________________________________________________________________________
                                                 56,499.32            48,782.55
________________________________________________________________________________

 (*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

During 2007 through the date of this Quarterly Report, we acquired an additional 37,712 gross acres (30,587 net acres) in the States of Colorado, New Mexico, Texas, Utah and Wyoming for an aggregate consideration of $2,955,189.

We plan to use our database of exploration data in order to target additional exploration properties for acquisition. In the remainder of 2007, we have plans to acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of New Mexico, Texas and Wyoming. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us. Other mineral property acquisitions are contemplated in the states of interest that include Arizona, Colorado, and Utah. These potential acquisition properties have not yet been specifically identified.

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

MINERALS EXPLORATION PROPERTIES
We are participating in our mineral properties in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming by way of mining claims and mineral leases. Certain properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). Claim blocks acquired in this manner exist in Arizona, Colorado, New Mexico and Wyoming. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. The claims were entered into between November 4, 2004 and June 22, 2007. Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim - bringing the land back into the state it was originally, prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of New Mexico, Utah and Texas, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium at the time of production. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties. All royalties are based on the gross sales revenue less certain charges and fees.

These properties do not have any indicated or inferred minerals or reserves. We plan to conduct exploration programs on these properties with the intent to prove or disprove the existence of economic concentrations of uranium. Since inception, we have not established any proven or probable reserves on our mineral property interests.

WEESATCHE, TEXAS LEASE
During 2007 through the date of this Quarterly report, we continued the initial confirmation drilling at our 100% controlled Goliad project in Goliad County, Texas (the "Goliad Lease"). Our drilling program consists of ongoing drilling in order to confirm the existence of historically drill-indicative resources on the property (as identified by Moore Energy Corporation during the 1980's) and extending historically identified mineralized trends.

As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 450 holes. To date, our drilling has concentrated in the areas of the A and B Sand ore bodies, with a further total of 394 holes drilled, consisting of 126,964 feet.


HOLLEY OPTION
On March 28, 2007, we entered into an option agreement (the "Holley Option") granting us the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain its option to acquire the assets, we are required to make the following option price payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

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

CIBOLA RESOURCES LLC
On April 27, 2007, we entered into a joint venture (the "Joint Venture") with Neutron Energy Inc., a Wyoming corporation ("NEI") in connection with exploration of property covering 6,717 acres located in Cibola County, New
Mexico (the "Property") for uranium resources. In connection with the Joint Venture, Cibola Resources LLC, a Delaware limited liability company ("Cibola"), was formed for purposes of undertaking exploration activities contemplated by the Joint Venture.

On April 6, 2007, NEI and La Merced del Pueblo de Cebolleta, a private entity that has authority over the natural resources of the Property ("Cebolleta"), entered into a mining lease agreement (the "Mining Lease Agreement"), pursuant to which NEI acquired the mining lease to the Property from Cebolleta (the "Lease") for cash payments of $3,000,000. As of June 30, 2007, we have reimbursed NEI an aggregate of $1,470,000. As a result, we have a 49% equity interest in Cibola and NEI has a 51% equity interest in Cibola, respectively. NEI contributed the Lease to Cibola Resources LLC.

Under terms of a Letter Agreement (the "Letter Agreement") between Cebolleta and NEI, further payments to the order and direction of Cebolleta are required as follows:

     (a) $2,000,000 six months from the effective date of the Letter Agreement (due October 14, 2007);
     (b) $500,000 representing an advanced royalty, every 12 months from the effective date of the Letter Agreement until uranium production begins (to be deducted from any royalties paid in that same year);
     (c) $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study, and all prior payments made to Cebolleta will be credited to the recoverable reserve payment;
     (d) 4.50% to 8.00% production royalty payments depending upon the uranium sale price; and (e) $30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $117,729 in exploration costs on behalf of Cibola for a cumulative contribution of $1,578,729.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006 Operating Expenses: Expenses of $10,597,481 during the three months ended June
30, 2007 increased $4,353,591 over the same period ended June 30, 2006. Significant changes in expenses are outlined as follows:

     o Consulting fees increased to $71,998 during the three months ended June 30, 2007 from $Nil during the three months ended June 30, 2006, due primarily to increased reliance on unrelated service providers as the Company expands its operations.
     o Consulting fees - stock based decreased to $37,975 during the three months ended June 30, 2007 from $3,054,787 during the three months ended June 30, 2006 due primarily to the limited number of options granted or warrants issued as compensation to consultants during the current period.
     o Depreciation increased to $23,906 during the three months ended June 30, 2007 from $1,716 during the three months ended June 30, 2006 due to significant investments in property and equipment during the current fiscal year and last half of the prior fiscal year.

     o General and administrative costs decreased to $1,113,210 during the three months ended June 30, 2007 from $1,164,141 during the three months ended June 30, 2007 due to the limited investor relations charges which was partially offset by general expansion in operations and personnel during the current fiscal year and last half of the prior fiscal year.
     o Interest and finance charges increased to $116,396 during the three months ended June 30, 2007 from $Nil during the three months ended June 30, 2006 due an expense realized on the issuance of penalty warrants issued after delays in an SB-2 Registration Statement becoming effective.
     o Management fees decreased to $122,903 during the three months ended June 30, 2007 from $285,907 during the three months ended June 30, 2006, due primarily to bonuses paid in the prior year, and a shift in the current year towards unrelated service providers as the Company expands its operations.
     o Management fees - stock based decreased to $Nil during the three months ended June 30, 2007 from $162,500 during the three months ended June 30, 2006, as the Company did not issue any options or warrants as compensation to management during the current period.
     o Mineral property expenditures increased to $3,562,447 during the three months ended June 30, 2007 from $310,548 during the three months ended June 30, 2006, due primarily to expenditures relating to Cibola Resources LLC, increased land work, and acquisition costs relating to the Holley Option.
     o Mineral property expenditures - stock based increased to $5,471,750 during the three months ended June 30, 2007 from $1,186,250 during the three months ended June 30, 2006, due primarily to a $5,370,000 expense realized on the issuance of the remaining 750,000 restricted common shares pursuant to the Moore Option agreement.

Other Revenues: Interest income increased to $126,047 during the three months ended June 30, 2007 from $13,172 during the three months ended June 30, 2006 due to significantly higher cash balances maintained throughout the current period. Other income increased to $11,462 during the three months ended June 30, 2007 from $Nil during the three months ended June 30, 2006 as the Company did not provide any third party consulting services during the comparative period.

Net Loss: The Company's net loss during the three months ended June 30, 2007 was $10,459,972 or $0.28 per share compared to a net loss of $6,230,890 or $0.24 per share during the three months ended June 30, 2006. The increase resulted primarily from the significant increase in mineral property expenditures noted above which was partially offset by the decrease in stock-based compensation over the prior period.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006 Operating Expenses: Expenses of $15,525,447 during the six months ended June 30, 2007 increased $8,041,861 over the same period ended June 30, 2006. Significant changes in expenses are outlined as follows:

     o Consulting fees increased to $200,240 during the six months ended June 30, 2007 from $Nil during the six months ended June 30, 2006, due primarily to increased reliance on unrelated service providers as the Company expands its operations.
     o Consulting fees - stock based decreased to $704,058 during the six months ended June 30, 2007 from $3,491,789 during the six months ended June 30, 2006 due primarily to the reduction in the number of options or warrants issued as compensation to consultants during the current period.
     o Depreciation increased to $39,130 during the six months ended June 30, 2007 from $1,716 during the six months ended June 30, 2006 due to significant investments in property and equipment during the current fiscal year and last half of the prior fiscal year.
     o Interest and finance charges increased to $116,396 during the six months ended June 30, 2007 from $Nil during the six months ended June 30, 2006 due to an expense realized on the issuance of penalty warrants resulting from delays in an SB-2 Registration Statement becoming effective.
     o General and administrative costs increase to $1,664,701 during the six months ended June 30, 2007 from $1,322,367 during the six months ended June 30, 2006 due to the expansion in operations and personnel during the current fiscal year and last half of the prior fiscal year.
     o Management fees decreased to $262,462 during the six months ended June 30, 2007 from $464,114 during the six months ended June 30, 2006, due primarily to bonuses paid in the prior year, and a shift in the current year towards unrelated service providers as the Company expands its operations.

     o Management fees - stock based increased to $1,774,500 during the six months ended June 30, 2007 from $325,000 during the six months ended June 30, 2006 due to the high valuation of options issued as compensation to management during the current period.
     o Mineral property expenditures increased to $4,720,151 during the six months ended June 30, 2007 from $555,086 during the six months ended June 30, 2006, due primarily to expenditures relating to Cibola Resources LLC, increased land work, and acquisition costs relating to the Holley Option.
     o Mineral property expenditures - stock based increased to $5,540,250 during the six months ended June 30, 2007 from $1,186,250 during the six months ended June 30, 2006, due primarily to a $5,370,000 stock based expense realized on the issuance of the final 750,000 restricted common shares pursuant to the Moore Option agreement.
     o Professional fees increased to $267,347 during the six months ended June 30, 2007 from $137,264 during the six months ended June 30, 2007 due primarily to increases in audit and review costs, and increases in counsel fees associated with the growth in the Company's operations.
     o Wages and benefits - stock based increased to $236,212 during the six months ended June 30, 2007 from $Nil during the six months ended June 30, 2006, as the Company did not issue any options or warrants as compensation to employees during the comparative period.

Other Revenues: Interest income increased to $282,853 during the six months ended June 30, 2007 from $13,172 during the six months ended June 30, 2006 due to significantly higher cash balances maintained throughout the current period. Other income increased to $11,462 during six three months ended June 30, 2007 from $Nil during the six months ended June 30, 2006. The Company was not providing any third party consulting services during the comparative period.

Net Loss: The Company's net loss during the six months ended June 30, 2007 was $15,231,132 or $0.42 per share compared to a net loss of $7,470,414 or $0.31 per share during the six months ended June 30, 2006. The increase resulted primarily from the significant increase in mineral property expenditures noted above.

TRANSACTIONS WITH OFFICERS AND DIRECTORS
Of the $15,525,447 incurred as operating expenses during the six months ended June 30, 2007, an aggregate of $2,036,962 was incurred payable to certain officers and directors of which $262,462 was recorded as management fees and benefits, and $1,774,500 was recorded as stock based compensation representing the estimated fair value of stock options granted during the period. At June 30, 2007, there were no amounts due and owing to our directors and officers. The Company also paid $225,581 in management fees and benefits incurred during the 2006 fiscal year and accrued as due to related parties at December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At June 30, 2007, the Company had $10,005,560 in cash. Generally, the Company has financed its operations through the proceeds from the private placement of equity securities and the exercise of stock options and warrants. The Company used $3,575,817 net cash during the six months ended June 30, 2007.

OPERATING ACTIVITIES
Net cash used in operating activities during the six months ended June 30, 2007 was $7,135,534, compared to $2,649,193 in the corresponding period of 2006. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

FINANCING ACTIVITIES
Net cash provided by financing activities during the six months ended June 30, 2007 was $3,903,750, compared to $6,607,800 in the corresponding period of 2006. During the current period, the Company received net proceeds of $500,000 related to a private placement financing completed on January 3, 2007, of which $250,000 had been received in the prior fiscal year. The Company also received net proceeds of $2,908,750 from the exercise of warrants, and $745,000 from the exercise of options during the period.

INVESTING ACTIVITIES
Net cash used in investing activities during the six months ended June 30, 2007 was $344,033, compared to $28,086 in the corresponding period of 2006. Significant investing expenditures during the current period included purchases of property and equipment.

STOCK OPTIONS AND WARRANTS
At June 30, 2007, the Company had 3,832,500 stock options and 4,009,998 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.44 per share. The outstanding warrants have a weighted average exercise price of $2.66 per share. Accordingly, as of June 30, 2007, the outstanding options and warrants represented a total of 7,842,498 shares issuable for proceeds of approximately $16,200,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

PLAN OF OPERATION AND FUNDING

During the six months ended June 30, 2007, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placements, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

On January 3, 2007, we closed private placement offerings in the aggregate amount of 200,000 units (the "Unit(s)") at a subscription price of $2.50 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common stock purchase warrant (the "Warrant"), with each such resulting whole Warrant entitling the holder thereof to purchase an additional share of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units and ending on the day which is the later of: (i) eighteen months from the date of issuance of the Units; or (ii) nine months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $3.00 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register an aggregate of 8,100,000 shares, including the 5,400,000 common shares issued in private placement offerings and 2,700,000 common shares underlying the respective Warrants. The Registration Statement was declared effective on June 15, 2007.

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

CONSULTING AGREEMENTS
On March 29, 2007, we entered into a consulting services agreement for a period of six months (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) the Consultant will provide advice on public and investor relations related matters; (ii) we paid a retainer of approximately (euro)209,000 ($286,644 US); and (iii) we will pay a final installment of approximately (euro)91,178 ($125,050 US) due ninety days from the date of execution of the Consulting Agreement. On July 29, 2007 the Company and the consultant mutually agreed to terminate the consulting services agreement. Under the terms of the Mutual Release and Indemnification Agreement, no further monies or compensation is due or payable.

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

LETTER AGREEMENT
In accordance with the terms and provisions of the Letter Agreement, further payments to the order and direction of La Merced del Pueblo de Cebolleta are required as follows:

     (a) $2,000,000 six months from April 14, 2007, the effective date of the Letter Agreement;
     (b) $500,000 representing an advanced royalty, every 12 months from the effective date of the Letter Agreement until uranium production begins (to be deducted from any royalties paid in that same year);
     (c) $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study and all prior payments made to Cebolleta will be credited to the recoverable reserve payment;
     (d) 4.50% to 8.00% production royalty payments depending upon the uranium sale price; and
     (e)  $30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture.

MANAGEMENT FEES
We are committed to pay our key executives a total of approximately $402,000 per year for management services.

LEASES
We are currently leasing office premises in New Mexico, Texas, and Wyoming for monthly payments totaling $10,941. All office lease agreements having a maximum term of no more than two years.

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

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertain Tax Positions". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has adopted this Interpretation on January 1, 2007. There is no impact to the Company's financial position as a result of this adoption.

In December 2006, the FASB issued FSP EITF 00-19-02, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has adopted this Interpretation on January 1, 2007. The impact to the Company's financial position and results of operations as a result of this adoption is disclosed in
Note 8.

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


                                   ___________

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Amir Adnani, our Chief Executive Officer, and Mr. Pat Obara, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended June 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE REPORT
The Board of Directors has established an audit committee. The members of the audit committee are Mr. Erik Essiger, Mr. Ivan Obolensky and Mr. Vincent Della Volpe. The three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was reorganized in July 2007 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three month period ended June 30, 2007. The audit committee has also discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Ernst & Young LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three month period ended June 30, 2007 filed with the Securities and Exchange Commission.


                                   ___________

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING
During the six months ended June 30, 2007, and through the date of this Quarterly Report, we engaged in a private placement offering under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placement, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

On January 3, 2007 we closed a private placement offering in the aggregate amount of 200,000 units (the "Unit(s)") at a subscription price of $2.50 per Unit. Each Unit is comprised of one share of our restricted common stock and one-half of one non-transferable common share purchase warrant (the "Warrant"), with each such resulting whole Warrant entitling the holder thereof to purchase an additional share of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units and ending on the day which is the later of: (i) eighteen months from the date of issuance of the Units; or (ii) nine months from the effective date of a proposed registration statement, if any, pursuant to which the Warrant Shares are to be registered under the Securities Act, at an exercise price of $3.00 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We filed a Form SB-2 Registration Statement under the United States Securities Act of 1933, as amended, to register an aggregate of 8,100,000 shares, including 5,400,000 common shares issued in private placement offerings and 2,700,000 common shares underlying the respective Warrants. The Registration Statement was declared effective as of June 15, 2007.

STOCK OPTIONS
During the six months ended June 30, 2007 and through the date of this Quarterly Report, we issued an aggregate of 995,000 shares of our common stock pursuant to the exercise of 995,000 stock options for aggregate proceeds of $745,000. The shares of common stock were subject to S-8 registration statements.

During the six months ended June 30, 2007, and through the date of this Quarterly Report, we granted an aggregate of 1,030,000 stock options to certain officers, directors, employees and consultants. Of the 1,030,000 stock options granted, 615,000 stock options were granted at $3.30 per share, and 415,000 stock options were granted at $5.70 per share. All of the stock options granted have a 10 year expiry period.

SHARE PURCHASE WARRANTS
During the six months ended June 30, 2007, and through the date of this Quarterly Report, we issued an aggregate of 1,283,500 shares of our common stock pursuant to the exercise of a total of 1,283,500 common share purchase warrants for aggregate proceeds of $2,908,750. The shares of common stock were subject to SB-2 registration statements.

On June 15, 2007 we issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with us. These warrants were issued as liquidated damages resulting from the Company's delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of our restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006.

MINERAL ASSET OPTION AGREEMENT
During the six months ended June 30, 2007, and through the date of this Quarterly Report, we issued an aggregate of 750,000 shares of our restricted common stock in accordance with the terms and provisions of a mineral asset option agreement with Brad Moore ("Moore") dated October 11, 2005 (the "Mineral Asset Option Agreement"). The 750,000 shares were issued on April 11, 2007 and represented the final obligation due towards the completion of the Mineral Asset Option Agreement. In accordance with the terms and provisions of the Mineral Asset Option Agreement, title to the properties to be acquired transferred upon payment of all remaining stock required under the Option.

EPOCH FINANCIAL GROUP, INC.
On February 1, 2007 the Company entered into the Epoch Financial Consulting Agreement. In accordance with the terms and provisions of the Epoch Financial Consulting Agreement, on April 7, 2007, we issued 7,500 shares of our restricted common stock and on June 14, 2007, we issued an additional 5,000 shares of our restricted common stock. The issuance of the 12,500 shares represented the share issue commitment for February 2007 through June 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

RESIGNATION OF DIRECTORS/OFFICERS AND APPOINTMENT OF DIRECTORS/OFFICERS Effective on April 2, 2007, our Board of Directors accepted the resignation of
D. Bruce Horton as one of our directors and, in conjunction therewith, accepted the consent to act as one of our directors from Ivan Obolensky.

As a consequence of the Board's acceptance of the Resignation and Appointment, the Board also, and again effective on April 2, 2007, appointed, and reappointed where applicable, the following individuals to the following executive positions:

INDIVIDUAL                   OFFICER POSITION WITH THE COMPANY
_____________________________________________________________________________
Alan P. Lindsay              Chairman of the Board
Amir Adnani                  President, Chief Executive Officer and Principal
                             Executive Officer
Harry Anthony                Chief Operating Officer
Pat Obara                    Secretary, Treasurer, Chief Financial Officer and
                             Principal Accounting Officer
______________________________________________________________________________

Effective on July 23, 2007, our Board of Directors accepted the resignation of Randall R. Reneau as one of our directors and, in conjunction therewith, accepted the consent to act as one of our directors from Vincent Della Volpe.

In addition, and again as a consequence our Board of Directors' recent resignations and appointments, effective on July 23, 2007, our Board of Directors also ratified the appointment of certain independent directors to each of the Company's Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Ethics Committee, such that the director members of each of such Committees are now as follows:

AUDIT COMMITTEE
Mr. Della Volpe
Mr. Essiger
Mr. Obolensky

COMPENSATION COMMITTEE
Mr. Essiger
Mr. Obolensky

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Mr. Essiger
Mr. Obolensky

ETHICS COMMITTEE
Mr. Essiger
Mr. Obolensky

The following represents a brief overview of the previous five-year employment history of Messrs. Obolensky and Della Volpe.

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

VINCENT DELLA VOLPE
Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and senior vice president of the YMCA Retirement fund in New York. Throughout his career, Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Since September 2006, Mr. Della Volpe has served as a Director of Gold Canyon Resources, Inc., a junior natural resources company incorporated in British Columbia, Canada that is listed on the TSX Venture Exchange. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University.

At present there are no employment arrangements between us and Mr. Della Volpe.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         REPORTS ON FORM 8-K:
________________________________________________________________________________
         8-K Current Report Item 7.01 filed with the Securities and Exchange Commission on June 8, 2007
         8-K Current Report Item 9.01 filed with the Securities and Exchange Commission on June 8, 2007
         8-K Current Report Item 4.01 filed with the Securities and Exchange Commission on June 8, 2007
         8-K Current Report Item 9.01 filed with the Securities and Exchange Commission on June 13, 2007
         8-K Current Report Item 5.02 filed with the Securities and Exchange Commission on July 27, 2007
________________________________________________________________________________

EXHIBIT  DESCRIPTION OF EXHIBIT
________________________________________________________________________________
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1     Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14
         (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________________________________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

          /s/ "Amir Adnani"
          _________________________________________________
          AMIR ADNANI
          President, Chief Executive Officer and Principal
          Executive Officer
          Date:  August 14, 2007

          /s/ "Pat Obara"
          _________________________________________________
          PAT OBARA
          Secretary, Treasurer, Chief Financial Officer,
          Principal Accounting Officer
          Date:  August 14, 2007