Form 10KSB
period 2007-07-31
URANIUM ENERGY CORP
filed 2007-10-29
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JULY 31, 2007


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ________ to ________


                        COMMISSION FILE NUMBER 333-127185


                              URANIUM ENERGY CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                                       98-0399476
_____________________________________________               ___________________
(State or other jurisdiction of incorporation                (I.R.S. Employer
               of organization)                             Identification No.)


             SUITE 230, 9801 ANDERSON MILL ROAD, AUSTIN, TEXAS 78750
             _______________________________________________________
                    (Address of Principal Executive Offices)


                                 (512) 828-6980
                           ___________________________
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE
                                                                      ____

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ______________________________
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pin response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ending July 31, 2007):
$NIL
____

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of October 18, 2007 was approximately $152,328,956 based upon the average bid and asked price on that date.

The Registrant had 37,612,088 shares of common stock outstanding as of October 18, 2007.
                                   __________

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                              AVAILABLE INFORMATION

Uranium Energy Corp.. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at HTTP://WWW.SEC.GOV.

                                   __________

                                TABLE OF CONTENTS



ITEM 1. Description of Business................................................5
ITEM 2. DESCRIPTION OF PROPERTY...............................................47
ITEM 3. LEGAL PROCEEDINGS.....................................................48
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................48
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............48
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............51
ITEM 7. FINANCIAL STATEMENTS..................................................58
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................59
   ITEM 8A. CONTROLS AND PROCEDURES...........................................59
   ITEM 8B. OTHER INFORMATION.................................................59
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
          CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT........................................................59
ITEM 10. EXECUTIVE COMPENSATION...............................................62
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................65
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE.......................................................67
ITEM 13. EXHIBITS.............................................................67
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES................................69

                                   __________

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004 we changed our business operations and focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. On January 24, 2005, we filed an amendment to our Articles of Incorporation changing our name to "Uranium Energy Corp."

After the effective date of our initial registration statement which was filed with the Securities and Exchange Commission (December 5, 2005), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "URME:OB". Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us", the "Company", "UEC" or "Uranium Energy," refers to Uranium Energy Corp.

FORWARD STOCK SPLIT

On February 14, 2006, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split on a 1.5 new for one old basis of our total issued and outstanding shares of common stock (the "Forward Stock Split").

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

The Forward Stock Split was effectuated with a record date of February 28, 2006, upon filing the appropriate documentation with the NASD. The Forward Stock Split increased our issued and outstanding shares of common stock from 14,968,222 to approximately 22,452,338 shares of common stock. The common stock continued to have a $0.001 par value after the Forward Stock Split.

AMENDMENT TO ARTICLES OF INCORPORATION

On February 6, 2006, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State. The amendment revised Section 3 of our Articles of Incorporation increasing our authorized capital stock from 75,000,000 shares of common stock, at a $0.001 par value, to 750,000,000 shares of common stock with the same par value of $0.001. See "item 4. Submission of Matters to a Vote of Security Holders."

TRANSFER AGENT

Our transfer agent is Transfer OnLine, Inc., of 317 S.W. Alder Street, Portland, Oregon 97204.

CURRENT BUSINESS OPERATIONS

GENERAL

We are a natural resource exploration company engaged in the exploration of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are prospective for uranium exploration, and have undergone some degree of uranium exploration but have not yet been mined. To date we have acquired interests in 58,343.09 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. In the remainder of 2007 and 2008 we have plans to acquire further acres of mineral properties subject to adequate funding being completed. Other mineral property acquisitions are contemplated in states of interest that include Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. These potential acquisition properties have not yet been specifically identified. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms that are acceptable to us.

As of the date of this Annual Report we have interests in an aggregate of 58,900.91 gross acres (51,204.71 net mineral acres) of properties that have been either leased or staked, which we intend to explore for economic deposits of uranium. Some of these leases are subject to 5.0% to 15.25% net royalty interests. These properties consist of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Each of these properties has been the subject of historical exploration by other mining companies, and provide indications that further exploration for uranium is warranted.

Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining. As such, we are considered an exploration, or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of uranium or any other type of mineral. Since inception we have not established any proven or probable reserves on our mineral property interests.

BACKGROUND

The United States is the largest consumer of uranium in the world and consumed approximately 55 million pounds of uranium in 2006. Production of uranium in the United States in 2006 was approximately four million pounds. Nuclear power supplied approximately 20% of the electricity consumed in the United States in 2006.

The price for uranium is generally determined by supply and demand. Over the past five years the price for uranium has been gradually increasing and, on October 18, 2007, the spot price for uranium was approximately $78 per pound. We believe that there is potential for further increases in the price for uranium based upon an expected decrease in the available supply for uranium in 2008 and 2009.

Between 1960 and 1985 a significant amount of exploration work was conducted in the United States for uranium. A large number of these exploration projects were not pursued, however, these projects accumulated a significant amount of exploration data.

We have acquired a significant amount of this exploration data and have acquired interests in properties that we believe warrant further exploration for uranium based upon the exploration data we have acquired. Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining. We are also reviewing the exploration data we have acquired to determine other properties that we believe warrant further exploration for uranium and plan to acquire interests in such properties. We have identified a number of low grade projects that we believe we can fast-track to production by conducting a number of different exploration and permitting activities at that same time, particularly in the State of Texas. Currently, most of our exploration activity is focused in the State of Texas. Subject to many factors outside the control of the Company and including, without limitation, further exploration and development work and the completion of an acceptable feasibility study, we are currently targeting the third or fourth quarter of 2009 to begin production. However, there can be no assurance that we will achieve our objectives in this regard within the time frames targeted or at all.

We plan to utilize the in-situ recovery method ("ISR") when mining for uranium, which is an alternative to conventional mining. We believe that this method of mining requires lower capital expenditures and has less impact on the environment, as well as a shorter lead time than conventional mining with respect to beginning production. ISR mining of uranium involves pumping oxidized water through an underground uranium deposit, dissolving it and then pumping it to surface for further processing. Monitor wells on sides of the deposit assure none of the uranium-rich waters leak away from the production zone. We plan to offer our ISR recovery engineering services as third party expertise to our peers as well.

According to a survey by the U.S. Department of Energy, in 1979 there were over 20,000 people employed in the uranium mining industry, compared to just over 400 people in 2004. We believe that there is a shortage of human resources in the uranium mining industry currently which acts as a barrier in respect of the exploration for uranium. We have a team of 15 highly experienced uranium mining professionals, comprised primarily of geologists and engineers, which we believe is a competitive advantage for our company. These persons are involved in the review of the historical exploration data we have acquired in order to determine projects that warrant pursuing, as well as the exploration of our properties.

OUR DATABASE

We have acquired historical exploration data that may provide indications of locations that warrant further exploration for uranium. This prior exploration data consists of management information and work product derived from various reports, drill hole assay results, drill hole logs, studies, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study and other exploratory information.

The following provides information relating to our database:

JEBSEN

The Jebsen database covers territory in Wyoming and New Mexico, including some of our existing properties. The database belonged to a pioneering uranium developer and represents work conducted from the 1950s through to the present.

This database adds over 500 drill holes and over 500,000 feet of drilling data results to the Company's existing library of 4.6 million feet. Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports, and feasibility studies, and many other essential tools for uranium exploration and development.

Our geologists have linked contents of the database to some of our existing properties, specifically pertaining to our projects in the Shirley Basin and Powder River Basin of Wyoming, and in the Grants Uranium District of New Mexico.

We have exclusive ownership of this database.

PAUL PIERCE

The Paul Pierce database covers the 6,700 acre Cebolleta property located in the Grants Mineral District, New Mexico, and consists of 601,486 feet of drill logs from 996 holes, drill hole location maps, geological and mine planning maps, various geological and mining reports, and surface and underground mine facility designs that were related to the past-producing JJ Number 1/L-Bar uranium mining and milling complex. The locations of multiple pre-existing mine shafts and underground access ways to uranium mineralized zones are also detailed.

This database was complied by the Standard Oil Company of Ohio ("SOHIO") during the course of their development and production at JJ Number 1/L-Bar. We acquired the database from Paul Pierce, the Company's Manager of Mine Production. Mr. Pierce was employed by SOHIO from 1981 to 1986 as Senior Mining Engineer and Resource Development Specialist at the L-Bar operations.

We and our joint venture partners of Cibola Resources, LLC ("Cibola Resources") which shares exclusive ownership of this database.

HALTERMAN

The Halterman database consists of exploratory and development work compiled during the 1970s and 80s, including extensive data on significant prospects and projects in the following known uranium districts in the States of Colorado, New Mexico and Utah: Grants, San Juan Basin, Chama Basin, Moab, Lisbon Valley, Dove Creek, Slick Rock and Uravan.

This database includes drilling and logging data from over 200,000 feet of uranium exploration and development drilling, resource evaluations and calculations, drill-hole locations and grade thickness maps, competitor activity maps as well as several dozen geological and project evaluation reports covering uranium projects in New Mexico, Colorado, Utah, Texas and California. These reports will be used by our geologists to assess uranium potential in various districts and to identify key land parcels for acquisition.

We have exclusive ownership of this database.

BRENNIMAN

The Brenniman database includes drilling and logging data from over 2 million feet of uranium exploration and development drilling, resource calculation reports and various other geological reports, drill hole location maps and other mapping. This database includes approximately 142 drill hole gamma and E-logs. The data was originally compiled from 1972 to 1981 by various exploration companies, and covers over 100 uranium prospects in 15 southern US states. This library will be used by our technical personnel to determine locations of where drill-indicated uranium may exist.

We have exclusive ownership of this database.

NUECES

We have acquired copies of uranium drill logs from previous uranium exploration drilling projects covering a large area in the South Texas uranium trend. The data consists of approximately 150,000 feet of drill logs from 366 drill holes. This drill data provides regional geologic information and will be used to locate possible mineralized zones within the area of the South Texas uranium trend.

The data was acquired from Nueces Minerals Company, a privately-held oil and gas production company which owns the mineral rights to 72,000 contiguous acres covering portions of four counties in south Texas.

We do not have ownership or exclusive rights to this data.

KIRKWOOD

We acquired a database of uranium exploration results covering an area of approximately 13,000 acres within the uranium zone known as the Poison Spider area, in central Wyoming. The area covered includes property already held by us, as well as by other publicly-traded uranium exploration companies. The database was compiled by William Kirkwood of North American Mining and Minerals Company ("NAMMCO"), a significant participant in the uranium, coal, gold and oil and gas industries in the western United States since the 1960s. The data acquired was generated from exploration originally conducted by companies such as Homestake Mining, Kennecott Corp, Rampart Exploration, as well as Kirkwood Oil and Gas, largely between 1969 and 1982. The database consists of drill hole assay logs for 470 holes, including 75,200 feet of drilling, 22,000 feet of gamma logs, drill hole location maps, cross sections, geological maps, geological reports, and other assay data and will be used to locate possible mineralized zones in the Poison Spider area in central Wyoming.

We have exclusive ownership of this database.

KNUPKE

We acquired the exclusive rights to a uranium database consisting of 40 years worth of uranium exploration results, gathered largely from the South Texas uranium trend, where we have already been actively acquiring interests in land on the basis of the data, and will be used to locate possible mineralized zones.

The rights to this exploration database were provided to the Company by James A. Knupke, Consulting Geologist of Corpus Christi, Texas. Under terms of an agreement Mr. Knupke provided consulting services to the Company, which included the review of his database. Upon review of the database we acquired several prospective properties. We have terminated the agreement as we had substantially exhausted our review of Mr. Knupke's data.

We do not own or have exclusive rights to this database.

ODELL

We acquired the rights to a database containing over 50 years of uranium exploration data for the State of Wyoming.

This database consists of 315,000 feet of drill logs, over 400 maps, copies of all US geological survey uranium publications dating back to 1954, and geological reports on uranium ore bodies throughout Wyoming. The database will be used to locate possible mineralized zones. The database is made available to the Company by Robert Odell, the compiler and publisher of the Rocky Mountain Uranium Minerals Scout since 1974.

We have not acquired ownership of this database, but rather the exclusive use of it as long as the owner remains our employee. Should he resign we would be required to negotiate an agreement to acquire ownership.

MOORE

We acquired a database of US uranium exploration results from Moore Energy Corporation ("Moore Energy"), a private Oklahoma-based uranium exploration company.

The Moore Energy US uranium database consists of over 30 years of uranium exploration information in the States of Texas, New Mexico and Wyoming, originally conducted during the 1970s, 80s and 90s. It includes results of over 10,000 drill holes, plus primary maps, and geological reports. It covers approximately one million acres of prospective uranium claims, in the South Texas uranium trend, New Mexico, and Powder River Basin, Wyoming, as well as zones in Texas, and will be used to locate possible mineralized zones.

The database also provides the Company with exploration data about its Goliad Project in south Texas, including 250,000 feet of drill logs and further delineates zones of potential uranium mineralization. It also contains drilling results from properties that are being developed by other uranium exploration companies, and also widespread regional data from throughout the South Texas uranium trend.

We have exclusive ownership of this database.

Additional information is set out in the discussion of our properties below.

OUR PLAN OF OPERATIONS

Our plan of operations for the next 12 months is to conduct further exploratory drilling at the Goliad Project in Goliad County, Texas, as described under "Plan of Exploration - 2007/2008" under the discussion relating to the Goliad Project below.

We may also plan to undertake the exploration work programs described below under "Mineral Exploration Properties" in the next 12 months.

We also plan to acquire further acres of mineral properties in the states of interest that include Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms that are acceptable to us.

OUR PRINCIPAL MINERAL PROPERTIES

The Goliad Project in Goliad County, Texas, and the Cebolleta Project, in Cibola County, New Mexico, are our principal mineral properties.

None of our other properties are currently considered material properties, however we may plan to conduct further exploration to determine if economic deposits of mineralization exist on these properties..

The following provides information relating to our principal mineral properties:

GOLIAD PROJECT, GOLIAD COUNTY, TEXAS

PROPERTY DESCRIPTION AND LOCATION

The Goliad Project property is located in south Texas near the northeast end of the extensive South Texas Uranium trend. The Goliad Project consists of multiple contiguous leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The UEC Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183 (Figure 4-2), a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28 d 52' 7" N latitude, 97 d 20 36" W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods.

Virtually all mining in Texas is on private lands with leases negotiated with each individual landowner/mineral owner. Moore Energy obtained leases for exploration work in the project area in the early 1980s and completed an extensive drilling program resulting in a historic uranium mineral estimate in 1985. We obtained mining leases by assignment from a private entity in 2006.

The current leases range in size from 14 acres to 331.98 acres. Most of the leases have starting dates in 2005 or 2006 with term periods of five years with a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and conditions may vary from lease to lease. Because the leases are negotiated with individual private land and/or mineral owners and none of the properties are located on government land, the details of the lease information and terms are considered confidential.

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain a Radioactive Materials License, a large area Underground Injection Control ("UIC") Mine permit and a Production Area Authorization (PAA) permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the Texas Railroad Commission. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.


[MAP GOES HERE]


ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE AND PHYSIOGRAPHY

The Goliad Project area is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 130 feet of relief at the site with ground surface elevations ranging from a low of 150 to a high of 280 feet above mean sea level. The leased property for the Goliad Project is used mostly for livestock grazing pasture and woodland. The overall property area is shown as having a Post Oak Woods, Forest, and Grassland Mosaic vegetation/cover type.

The site property is accessed from combined route US 77A / 183 that trends north-south to the west of the property. Highway FM 1961 intersects with 77A-183 at the crossroad town of Weser. Highway FM 1961 to the east of the intersection trends along the south side of the property. Access from either of these roads into the property is via vehicular traffic on private gravel roads.

The property is in a rural setting at the north end of Goliad County. The nearest population centers are Goliad (14 miles south), Cuero (18 miles north) and Victoria (about 30 miles east). While Goliad and Cuero are relatively small towns, they provide basic needs for food and lodging and some supplies. Victoria is a much larger city and provides a well-developed infrastructure that has resulted from being a regional center to support oil and gas exploration and production. The Goliad Project site area has generally very good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region and the moderate topography, with dominantly sandy, well-drained soils, provides good construction conditions for building gravel site roads necessary for site access.

The climate in Goliad County is mild with hot summers and cool to warm winters. The moderate temperatures and precipitation result in excellent conditions for developing an ISR mine. Periods of freezing temperatures are generally very brief and infrequent. Tropical weather from the Gulf of Mexico can occur during the hurricane season and may affect the site area with large rain storms. The periodic freezing weather and abnormally large rainfalls are the primary conditions that can cause temporary shutdowns. Otherwise there is not a regular non-operating season.

The necessary rights for constructing needed surface processing facilities are in-place on selected lease agreements. Sufficient electric power is believed to be available in the area, however, new lines may be needed to bring additional service to the plant site and wellfields. We believe that within a 30 mile radius of the planned Goliad Project facility there is located sufficient population to supply the necessary number of suitable mining personnel.

HISTORY

OWNERSHIP HISTORY OF THE PROPERTY

The Goliad Project site is located in the north-central portion of Goliad County to the east and north of the intersection of U.S. Routes 77A/183 and Farm to Market Route 1961. There has been a long history of oil and gas exploration and production in the area and oil and gas is still a primary part of the economy for the relatively lightly populated county. In the period from October 1979 to June 1980, as a part of a large oil, gas and other minerals lease holding (approximately 55,000 acres), Coastal Uranium utilized the opportunity to drill several widely spaced exploration holes in the region. There were reported to be eight holes drilled at or near the Goliad Project area.

In the early 1980s Moore Energy obtained access to review some of the Coastal States wide-spaced drilling exploration data. The review resulted in Moore Energy obtaining several leases from Coastal Uranium, including several of the current Goliad Project leases. During the period from March 1983 through August 1984, Moore Energy conducted an exploration program in the Goliad Project area.

No further drilling was done at the Goliad Project area until we obtained the leases through assignment from a private entity. During the period from May 2006 to present we began and are continuing an extended drilling program at the site.

EXPLORATION AND DEVELOPMENT WORK UNDERTAKEN

This description of previous exploration and development work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases from a private entity in 2006 and began confirmation drilling in May 2006. To date, approximately 424 confirmation-delineation holes totaling 137,842 feet have been drilled by us to confirm and expand the mineralization base at the Goliad Project with the intention of permitting the project as an ISR mining and recovery facility.

All of the exploration holes (Coastal Uranium, Moore Energy and the Company) have been drilled using truck-mounted drilling rigs contracted with various drilling companies. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All known uranium exploration or confirmation drilling at the Goliad property has been by way of vertical holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at 10-foot intervals and laid out on the ground in rows (10 cuttings piles per 100 feet of drilling) by the driller for review and description by a geologist. At completion the holes were logged for gamma ray, self potential and resistance by contract logging companies. The logging companies utilized by both Coastal

Uranium and Moore Energy provided and primarily analog data. No down-hole deviation tool was available at the time. In contrast, the Company has utilized a company (Century Geophysical) that has provided digital log data along with downhole deviation. In an effort to be cost effective we have recently purchased and had built our own logging truck.

HISTORICAL MINERAL ESTIMATES AND THEIR RELIABILITY

Historical mineral estimates were prepared by Moore Energy from 1983 through 1985. For each drill hole, a grade thickness (GT) was determined. GT is the product of the average equivalent uranium mineral grade, as determined by eU3O8 gamma ray readings, and the thickness of the mineralized zone. Drill holes were termed "highly mineralized" if the gamma and resistance logs and radiometric calculations indicated a GT of 0.3 or higher at a grade cutoff of 0.02% eU3O8 or greater. An outline contouring all of the drill holes with intercepts meeting these criteria was produced and the area within the outline was determined using a planimeter. The average GT of the holes within the contoured outline was then used to estimate the mineralization meeting the specified criteria.

During the field investigation by Moore Energy a prompt fission neutron ("PFN") specialty logging unit was used to determine the disequilibrium factor ("DEF") in the four different mineralized zones identified at the site. The logging unit was designed to determine the grade of uranium only while excluding the daughter products that develop over time from the half-life decay rates. The unit utilized by Moore Energy was provided by Princeton Gamma Technologies ("PGT"). A total of 30 boreholes were logged with the PFN unit by Moore Energy during the field investigation. The log output data is on a printout with one-foot values for the logged mineralized intercepts. Numerical values of the PGT uranium were assayed in %U3O8, the gross gamma equivalent e%U3O8, and the unit calculated the DEF. The log header contains logging unit factors and location and hole identification data. The log output also includes a calculation of the intervals that have average grades above a designated cutoff and provides a calculation of the thickness, average grade, starting depth, grade thickness and DEF. A review of the historic data and discussion with the Moore Energy geologist shows that DEF data from PGT logged holes were sorted by intervals according to what zone that interval was situated. The DEF values from each zone were then averaged if there were enough values and those values used to adjust the historical estimate of Moore Energy.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The Goliad Project area is situated in the Texas Gulf Coastal Plain physiographic province that is geologically characterized by sedimentary deposits that typically dip and thicken toward the Gulf of Mexico from the northwest source areas. Additionally, the regional dip generally increases with distance in the down dip direction as the overall thickness of sediments increase. The sedimentary units are dominantly continental clastic deposits with some near shore and shallow marine facies. The uranium-bearing units are virtually all sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Upper Miocene (youngest).

LOCAL AND PROPERTY GEOLOGY

The surface of the property is all within the outcrop area of the Goliad Formation. The mineralized units are sands and sandstone within the Goliad Formation and are designated by us as the A through D sands from younger (upper) to older (lower), respectively. The sand units are generally fine to medium grained sands with silt and varying amounts of secondary calcite. The sand units vary in color depending upon the degree of oxidation-reduction and could be from light brown-tan to grays. The sands units are generally separated from each other by silty clay or clayey silts that serve as confining units between the sand units.

The Goliad Formation at the project site occurs from the surface to a depth of about 500 feet. Depending upon the land surface elevation, groundwater occurs in the sands of the formation below depths of about 30 to 60 feet. The four sand/sandstone zones (A-D) designated as containing uranium mineralization at the site are all considered to be a part of the Gulf Coast Aquifer on a regional basis. At the project area, however, each zone is a hydrogeologic unit with similar but variable characteristics. The A zone is the uppermost unit and based on resistance logs, groundwater in this unit may be unconfined over portions of the site. The three deeper zones are confined units with confining clays and silts above and below the water-bearing unit.

Groundwater from sands of the Goliad Formation is used for water supplies over much of the northern portion of Goliad County. Water quality in the Goliad Formation is variable and wells typically can yield small to moderate amounts of water.. Data indicates an approximate average hydraulic conductivity of the water-bearing zones of the Goliad Formation in Goliad County is 100 gallons per day per square foot. Based on this value, a 20 foot sand unit would have an approximate transmissivity of 2,000 gallons per day. With sufficient available drawdown properly completed ISR wells could have average yields in the range of 25 to 50 gallons per minute.

The hydrogeologic characteristics of the water-bearing sands at the Goliad Project have not been determined yet, but aquifer tests are required prior to submitting a mining permit application. Hydrogeologic tests will determine the hydraulic character of the sands and the confining beds separating the individual sand zones.

The site area structures include two faults that intersect and offset the mineralized units. These faults are normal, with one downthrown toward the coast and one downthrown toward the northwest. The fault throws range from about 40 to 80 feet.

PROJECT TYPE

The Goliad uranium project is characteristic of other known Goliad sand / sandstone deposits in south Texas. The mineralization occurs within fluvial sands and silts as roll front deposits that are typically a "C" or cutoff "C" shape. The roll fronts are generally associated with an extended oxidation-reduction boundary or front.

The other Goliad projects in the region include the Mt. Lucas mine at Lake Corpus Christi, the Kingsville Dome mine southeast of Kingsville, the Rosita mine west of Alice and the Mestena mine in Brooks County. These mines are all located south of the Goliad Project from about 60 to 160 miles. The average tons and uranium grade information for these mines is not known, but all these ISR projects mining Goliad Formation sand units have been very successful with the following characteristics in common: excellent leaching characteristics rate, favorable hydraulic conductivity of host sands, mineral resources have DEF mostly above 1.0 and mineral resource mining recoveries of 80-100 percent.

At the Goliad Project there are four (A-D) stacked mineralized sand horizons that are separated vertically by zones of finer sand, silt and clay. Deposition and concentration of uranium in the Goliad Formation likely resulted due to a combination of leaching of uranium from volcanic tuff or ash deposits within the Goliad Formation or erosion of uranium-bearing materials from older Oakville deposits. The leaching process occurred near the outcrop area where recharge of oxidizing groundwater increased the solubility of uranium minerals in the interstices and coating sand grains in the sediments. Subsequent downgradient migration of the soluble uranium within the oxygenated groundwater continued until the geochemical conditions became reducing and uranium minerals were deposited in roll front or tabular bodies due to varying stratigraphic or structural conditions.

There are at least two northeast-southwest trending faults at the Goliad property that are likely related to the formation of the Goliad Project mineralization. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is downthrown to the northwest, forming a graben structure. Both faults are normal faults. Throw on the northwest fault is about 75 feet and the southeast fault has about 50 feet of throw. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit for reducing waters-gases to migrate from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands.

MINERALIZATION

The Goliad Project uranium-bearing units occur as multiple roll-front type structures in vertically stacked sands and sandstones. Groundwater flowing from northwest to southeast in the Goliad sands likely contained low concentrations of dissolved uranium resulting from oxidizing conditions and the relatively short distance from the recharge area. The geochemical conditions in the sands near our property changed from oxidizing to reducing due to an influx of reductants. Hydrogen sulfide and/or methane dissolved in groundwater are likely sources of creating a reduction-oxidation boundary in the area with consequent precipitation and concentration of uranium mineralization.

Specific identification of the uranium minerals has not been done at the Goliad Project. The very fine uranium minerals found coating quartz grains and within the interstices in most south Texas sand and sandstone roll-front deposits has generally been found to be dominantly uraninite. No uraninite has been identified  on the  Goliad  Project  and the  presence  of  uraninite  on  other properties  does not mean that such  mineralization  will be found on the Goliad
Project. Detailed petrographic examination of disseminated uranium mineralization within sands/sandstones is generally not suitable for identification of the specific uranium minerals. Laboratory equipment such as x-ray diffraction units may be used to identify the minerals, however the specific mineral species typically found in reduced sands are generally similar in south Texas ISR projects and leaching characteristics are also similar. Based on the experience of the ISR mines throughout south Texas, the use of gamma-ray logging with a calibrated logging probe has become the standard method to determine the thickness and estimated grade of uranium bearing minerals.

At the project site the Goliad Formation is exposed at the surface and extends to depths exceeding 500 feet. Uranium mineralization occurs in four sand/sandstone units that are all below the saturated zone. The zones are designated A to D from the top to the bottom of the sequence. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each Zone is hydrologically separated by 10 to 50 feet or more of clay or silty clay. The uranium deposits are tabular in nature and can range from about one foot to over 45 feet in thickness. The "C"-shaped configuration is typically convex in a downdip direction with leading edge tails on the upper end. Most of the exploration and delineation holes with elevated gamma ray log anomalies are situated within a southwest-northeast trending graben and most of the gamma ray anomaly holes are situated along the northernmost of the two faults comprising the graben. This northernmost fault is downthrown to the southeast, which is typical for the majority of faults along the Texas coastal area.

The A and B gamma ray anomaly zones are continuous, tabular bodies which extend for over 2000 feet along trend. The A Zone mineralized body ranges from about 100 feet to over 600 feet in width and the B Zone ranges from about 50 feet to over 300 feet in width. The D Zone gamma ray anomaly extends for over 5,000 feet along trend and appears to be comprised of extensive, isolated pods of high grade gamma anomalies which range from 50 feet to over 500 feet in width. Confirmation drilling, however, has shown high-grade gamma ray anomaly connections between some of the pods. The C Zone is the least extensive of the four gamma anomaly zones.

EXPLORATION

A review of the available records for the Goliad Project indicated that approximately eight holes were drilled by Coastal Uranium on or near the current Goliad Project leases. This original exploration program resulted in the original find of gamma ray logging responses indicating potential low grade uranium as a part of a very wide spaced preliminary exploration program by Coastal Uranium during the period from October 1979 through June 1980.

Records  indicate  that Moore Energy  obtained  leases from Coastal  Uranium for properties in the current Goliad Project area and conducted a thorough exploration program that consisted of drilling 479 exploration holes from March 1983 to August 1984. The program utilized gamma ray, resistance and self-potential logging of each hole and a geologic description of the lithology from five to 10-foot interval drill cuttings. In addition to gamma logs, several holes were also logged with a Princeton Gamma Tech Geophysical Services PFN type tool. This logging tool was used to differentiate gamma radiation from uranium and daughter products, and determine a DEF for the mineralization intervals. The Moore Energy exploration program provided the geological basis for the Goliad Project.

Current (2006-2007) drilling at the property has been to confirm the geological details of the uranium mineralization at the property. The Goliad property work by our geologists is not exploration but confirmation-verification drilling. Additionally, our staff has continued peripheral as well as internal drilling to expand the historical mineralization.

DRILLING

Drilling for the Goliad Project has been conducted by truck-mounted rigs drilling vertical holes ranging from about four to six inches in diameter. After reaching the designated total depth, the hole is circulated from bottom to clear the heavy cuttings from the hole and condition the hole for logging with a specialized calibrated tool that recorded resistance, spontaneous potential and gamma ray. The gamma ray probe on each logging truck working on uranium drilling projects has to maintain calibration by regular cross checking the probe at a US Department of Energy test pit near George West, Texas. The pit is set up for logging units to calibrate the gamma probe with a known radioactive source. This method has been successfully used in Texas since at least the mid-1970s. The available data indicate that the logging companies contracted for this project have maintained industry standard calibration procedures for their probes.

Based on a review of drilling records and discussions with former Moore Energy and our current employees, previous drilling on the property was conducted using rotary mud drilling and truck-mounted drilling rigs. Cuttings are typically taken at 10-foot intervals and placed in piles on the ground for a geologist to review for lithology and alteration. The drill holes were completed at various depths depending on which of the four sand units may have been mineralized in the vicinity location. Once completed, the drill holes were logged by a contract logger using a probe with gamma ray, self-potential and single point resistance capability. Drift tools for bottom hole deviation were not used by Coastal Uranium nor for the vast majority of Moore Energy holes. We have utilized the digital logging capability of Century Geophysical Corp. and have downhole deviation records for these holes. The drill hole collar location was used to position the hole location for map locations of individual holes. Although several boreholes had no deviation records, all drilling to date has been set up to be vertical drilling. At the depth range (300-500 ft) of most Goliad Project drilling, measured bottom hole deviations from vertical are generally less than 10 feet.

Initial exploration drilling in the general areas was conducted by Coastal Uranium in 1980. Some scattered low level gamma ray anomalies were noted in the geophysical logs that indicated potential low grade uranium mineralization was possible in three of the eight Coastal drill holes. Moore Energy established leases in the area in 1982 and began an exploration program in early 1983. Between 1983 and August 1984 Moore Energy completed 479 borings by mud rotary methods on several of their leases. We obtained leases at the property by assignment from a private entity in 2006 and began confirmation drilling in May 2006. 360 holes have been completed by us so far.

At the time when we received a report of data for this disclosure, the report indicated that we had drilled a total of 360 confirmation holes. Of the total 360 holes, 104 contained uranium mineralization above the project grade cutoff (GT = 0.3 feet-eU3O8%) and 32 were strongly mineralized (GT (feet-eU308%) = 0.2 and < 0.3). A high grade gamma ray anomaly intercept is considered one with a grade thickness product (GT) above 0.3 and a minimum grade of 0.02%eU3O8. 51 of the holes were in the mineral category, having intercepts with a GT of 0.1 and a minimum grade of 0.02% eU3O8. Table 1 is a summary of the drilling results.


TABLE 1 - SUMMARY OF DRILLING RESULTS FOR THE GOLIAD PROJECT

_______________________________________________________________________________________________________________________________

MINERALIZATION

        No. Holes                 Above Cutoff           Strong Mineral              Mineral                    Other
_______________________________________________________________________________________________________________________________

           360                        104                      32                       51                       173
_______________________________________________________________________________________________________________________________

Above cutoff category is the Company's designation
_______________________________________________________________________________________________________________________________


All uranium grades have been determined from evaluation (manual calculations or computerized logging equipment) of gamma logs of the drill holes. The resulting grades are designated as equivalent percent uranium that have not been corrected or verified by chemical assay. Because there has not been sufficient verification of the gamma log and PFN log data to arrive at a validated resource or reserve classification, the following data in Table 2 cannot be used to define a resource at this time.


TABLE 2. REPRESENTATIVE THICKNESS AND GRADE BY ZONE
                                                            A - A'
_______________________________________________________________________________________________________________________________
          Hole #                 30892-62           30892-116           32202-64           32202-117            32202-108
_______________________________________________________________________________________________________________________________
    Depth to Top (ft)               81                  68                 58                  50                  48
_______________________________________________________________________________________________________________________________
    Depth to Base (ft)             144                 130                 120                116                  108
_______________________________________________________________________________________________________________________________
  Mineral Thickness (ft)           23.0                7.5                40.0                23.0                 8.5
_______________________________________________________________________________________________________________________________
      Grade (%U3O8)                0.05                0.03               0.04                0.05                0.03
_______________________________________________________________________________________________________________________________
         Operator              Moore Energy            UEC            Moore Energy            UEC                  UEC
_______________________________________________________________________________________________________________________________
      Date Completed            27-Oct-83            3-Nov-06           31-Oct-83          15-Nov-06            8-Nov-06
_______________________________________________________________________________________________________________________________
        Probe Used                414-1B            9055C-238            414-1B             9055C-82            9055C-238
_______________________________________________________________________________________________________________________________


                                                            B - B'
_______________________________________________________________________________________________________________________________
          Hole #                32201-N105          32201-N103         32201-N114          32201-N85            32201-N86
_______________________________________________________________________________________________________________________________
    Depth to Top (ft)              160                 160                 160                153                  155
_______________________________________________________________________________________________________________________________
    Depth to Base (ft)             206                 207                 207                206                  202
_______________________________________________________________________________________________________________________________
  Mineral Thickness (ft)           7.0                 14.0               14.5                10.5                10.0
_______________________________________________________________________________________________________________________________
      Grade (%U3O8)                0.04                0.10               0.11                0.03                0.04
_______________________________________________________________________________________________________________________________
         Operator                  UEC                 UEC                 UEC                UEC                  UEC
_______________________________________________________________________________________________________________________________
      Date Completed             7-Mar-07            7-Mar-07           8-Mar-07           14-Feb-07            14-Feb-07
_______________________________________________________________________________________________________________________________
        Probe Used               9056C-33            9056C-33           9056C-33            9056C-33            9056C-33
_______________________________________________________________________________________________________________________________



                                                            C - C'
_______________________________________________________________________________________________________________________________
          Hole #                 30898-2             32201-N6           32201-N10          32201-N47            32201-N51
_______________________________________________________________________________________________________________________________
    Depth to Top (ft)              160                 226                 220                214                  219
_______________________________________________________________________________________________________________________________
    Depth to Base (ft)             230                 292                 286                279                  294
_______________________________________________________________________________________________________________________________
  Mineral Thickness (ft)           11.0                15.0               22.0                8.5                  6.0
_______________________________________________________________________________________________________________________________
      Grade (%U3O8)                0.06                0.04               0.05                0.04                0.03
_______________________________________________________________________________________________________________________________
         Operator              Moore Energy            UEC                 UEC                UEC                  UEC
_______________________________________________________________________________________________________________________________
      Date Completed            27-Sep-83            7-Dec-06           7-Dec-06           22-Mar-07            9-Jan-07
_______________________________________________________________________________________________________________________________
        Probe Used                414-1B            9055C-238           9055C-238           9056C-33            9056C-33
_______________________________________________________________________________________________________________________________


                                                            D - D'
_______________________________________________________________________________________________________________________________
          Hole #                 30898-10            30892-13           30892-111           30892-37            32202-108
_______________________________________________________________________________________________________________________________
    Depth to Top (ft)              265                 268                 342                330                  330
_______________________________________________________________________________________________________________________________
    Depth to Base (ft)             348                 350                 420                418                  423
_______________________________________________________________________________________________________________________________
  Mineral Thickness (ft)           23.5                12.0                7.5                5.5                 13.0
_______________________________________________________________________________________________________________________________
      Grade (%U3O8)                0.11                0.09               0.03                0.04                0.03
_______________________________________________________________________________________________________________________________
         Operator              Moore Energy        Moore Energy            UEC            Moore Energy             UEC
_______________________________________________________________________________________________________________________________
      Date Completed            30-Sep-83           21-Jul-83           25-Oct-06          26-Aug-83            8-Nov-06
_______________________________________________________________________________________________________________________________
        Probe Used                414-1B              SPB-01            9055C-82             SPB-01             9055C-238
_______________________________________________________________________________________________________________________________


DISEQUILIBRIUM

Uranium disequilibrium can be defined as the ratio of chemical uranium (cU3O8) over gamma-ray equivalent uranium (eU3O8). The first determination is made in a laboratory, as described below, whereas the second determination is typically a field measurement, from which an indirect or equivalent estimate of uranium content can be made. The ratio, or disequilibrium, between "chemical" laboratory techniques and "equivalent" field techniques exists because of the ongoing radioactive decay of uranium over time. A positive DEF of 1.0 or greater indicates the presence of more chemical uranium than equivalent uranium.

During exploration of the Goliad property in the early 1980s, Moore Energy utilized the prompt fission neutron (PFN) downhole logging technology of the Princeton Gamma-Tech Corporation (PGT) to identify disequilibrium. A review of available logs identified 30 Moore Energy drill holes on which PGT's PFN downhole logging tool was used to develop DEFs for the four mineralized zones on the project. Approximately 2,000 feet of hole was logged by PGT, which included all four of the mineralized zones. Both chemical (PFN direct reading) and equivalent (gamma log) U3O8 readings were obtained for each foot of logged hole.

The DEF for each of the four zones at the Goliad Project were estimated by Moore Energy during the 1982-85 field investigation. There were 30 borings during the Moore work that were logged with the PGT PFN tool to provide a direct comparison of the PGT uranium assay (%U3O8) with the gross gamma equivalent (eU3O8) from the radiometric signature of the material being logged. The A zone was the most logged unit, with about 14 PGT logs of mineralized zones. The average DEF for these logs was approximately 1.7. The B zone was penetrated by four PGT logs. Of the intervals above the grade and GT cutoffs, 2 holes had DEFs that averaged
1.439 and 2 holes with grade above cutoff but not GT had DEFs of 2.07 and 1.41. The B zone DEF was thus conservatively designated as 1.439. The D zone was PGT logged at 6 holes and the intervals above cutoffs had an average DEF of 1.435. No PGT logs were obtained of the C zone during the field program, due to the more limited areal extent of this unit and the limited time periods the PGT logger was at the project site. Because of the geologic similarity of the C zone sand with the B and D zones sands, Moore Energy assigned a DEF of 1.4 to the C zone to be consistent with the B and D zone sands. Although the PFN derived DEFs are believed to be reliable based on the operator's experience and knowledge of the technology utilized, direct chemical assays were not done to verify the technique when this work was done..

Modern day field logging continues to use the PFN tool as an effective direct assay technique to assess the disequilibrium between standard gamma ray logging results and the actual grade of uranium in the borehole. However, in order to verify the values obtained by historical or current PFN logging, a suitable verification program that uses laboratory chemical assays of core and/or definitive calibration testing by the equipment manufacturer or at certified test facilities would be needed.

DRILL CUTTINGS

Drill cuttings are important sources of information for distinguishing and mapping alteration fronts and for use in correlating geophysical logs for lithology. Field geologists will review the drill cuttings in the field and describe the sediments encountered in the boring in terms of color, grain size, and other distinguishing characteristics. An important aspect of the lithology logs is to provide the level of the sediment alteration as an indication of reduction and oxidation conditions. This information is important to locate the reduction-oxidation front/boundary. Cutting samples are generally not used for chemical assay or other laboratory testing due to dilution and contamination with drilling mud. Lithology logs are present for all of the drill holes, but they were not reviewed in full detail during this study.

Our policy has been to take samples of drill cuttings at 10-foot intervals from the surface to total depth. Once the cuttings have been observed and the lithologic logs prepared, the cuttings are discarded back into the mud pit. After allowing some drying time, the mud in the pit and the cuttings are eventually covered with soil that has been stored from the excavation of the pits.

PROBE TRUCK AND CALIBRATION

Contract logging companies were utilized by Moore Energy and UEC for logging of drill holes. The contract logging companies maintained scheduled calibration of the gamma probes on each of their trucks against standards in a US Department of Energy maintained and monitored test pit facility outside George West, Texas. Probe truck and calibration information records were kept by the logging companies. We recently purchased a logging truck and began using it on the Goliad Project in early June 2007.

CORE SAMPLES

We have taken three-inch core samples from eight drill holes representative of the occurrence of uranium mineralization at the site. The core holes are as follows: 30892-74C, 30892-85C, 30892-86C, 30892-102C, 30892-111C, 30892-118AC
30892-120C, and 32201-N100C) (Figure 13-1). The cores have included samples from all mineralized zones but the C zone. Samples have been used for the purpose of moisture content, total metals (U and Mo), cU3O8 for disequilibrium evaluations, leachability tests, density analyses and X-ray diffraction for mineral identification. Selected intervals were put in bags, labeled and placed in core boxes for transport to the respective laboratories for analyses. The remaining core is locked in a storage shed on the project site. All of the analyses except density determinations were conducted by Energy Labs in Casper, Wyoming. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the US Environmental Protection Agency, US Nuclear Regulatory Commission, and the following US states: AZ, CA, CO, FL, ID, NV, OR, SD, TX, UT and WA. The density analyses were conducted by Professional Service Industries in Austin, Texas.

BOREHOLE REMEDIATION AND ABANDONMENT

The Texas Railroad Commission requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. The standards include the cementing of test bore holes, the filling and abandonment of mud pits, and the marking of bore holes at the surface. Remediation requirements are sometimes specific to the area of exploration and may include segregation, storage, and re-covering with topsoil, regrading, and revegetation. The Railroad Commission conducts monthly remediation inspections of the Goliad Project site. Our Goliad Project site is in compliance with Railroad Commission remediation requirements.

DATA VERIFICATION

Most of the historic logs were run with analog equipment except for some run by Century Geophysical with digital equipment, while our holes have all been logged with digital equipment. Century Geophysical initially logged the drill holes, but in May 2007 we obtained a new logging unit and have logged with this unit since that time.

The use of selected core analyses by an analytical laboratory and field logging selected borings with a specialized logging tool that distinguishes uranium from its daughter products (such as delayed fission neutron or prompt fission neutron) will allow the operator to determine the average DEF of the project and utilize that and assay data to adjust (if necessary) the gamma-ray grade and thickness data.

The radiometric data from the gamma ray logging of each hole has provided the primary tool to determine the approximate grade of uranium in the subsurface. Additionally, some individual cores with chemical assays that verified the occurrence of cU3O8 have been collected and analyzed during our drilling program. Primary verification that uranium mineralization is present at the site is from the large number of exploration/confirmation boreholes and the geophysical logs that document the presence of eU3O8 with the gamma logs and lithology with the resistance logs. An independent geologist has reviewed core intervals representative of mineralization and, based on his review and evaluation of the historic and our current files and procedures, he determined that the records and files from the drilling programs have been well conducted and the information is suitable for estimated historical mineralization determination in a manner consistent with accepted practices in the ISR uranium mining industry.

For partial verification of the historic DEFs the Company contracted from Energy Labs of Casper, Wyoming, laboratory analyses on samples from three A Zone cores and one B Zone core. For the A Zone cores the analyses consisted of the determination of total chemical uranium and radiometric uranium from 28 selected one foot mineralized core intervals. This consisted of 15 intervals from core hole 30892-111C, eight intervals from core hole 30893-85C and five intervals from core hole 30893-118AC. From the B Zone, 30 continuous one foot samples were taken from core hole 32201-N100C.

Samples for chemical and radiometric gamma analysis are dried in a convection oven followed by grinding to -100 mesh. A 200 g sample is taken for the gamma analysis, placed in a tin and sealed with tape. A minimum 15 day period is required to establish equilibrium between (226)Ra and the daughter (214)Bi. The principal behind the gamma analysis is that in a particular uranium occurrence,
(238)U and (226)Ra  will be in  equilibrium.  Since (238)U is the only source of
(226)Ra, one can assume that ideally, measuring the activity of (214)Bi can be used to indirectly determine the total uranium concentration. Accuracy is determined by using certified (226)Ra standards. The chemical analysis uses a one-gram sample digested in a nitric acid-hydrogen peroxide mixture and measured by Inductively Coupled Argon Plasma (ICP) emission spectroscopy using certified standards for control.

Assay results indicate average DEFs for the A Sand core holes of 1.71, 1.15, and
0.16 for core holes 30892-111C, 85C, and 118AC, respectively. The 1.71 value was derived from the average of 15 one-foot sample intervals and the 1.15 value from eight one-foot sample intervals. The five one-foot intervals from the third core suggest a thin interval where the average eU3O8 values exceed the chemical values. Such intervals are common, even in core holes with high overall DEFs, but their presence in a limited sample group such as the present one will skew the results in a negative fashion. The 1.71 value from the larger 15 sample group in core hole 30892-111C is consistent with the average 1.7 value derived from historic PGT logging by Moore Energy and is considered to be representative of the A Zone. The 30 one-foot sample intervals from the B Sand core hole had an average DEF of 1.26; a value similar in magnitude to the 1.439 PGT value determined by Moore Energy. Again, the PGT value was established from a larger sample grouping and may be considered more representative of the B Sand than that derived from the smaller sample group.

The development and refinement of the PFN and similar specialty logging methods over the past 30 years has resulted in a tool that provides an accurate field determination of potential uranium grade and infrequent need for laboratory assays of core. In order to maintain a consistent analysis of the disequilibrium factors throughout the mineral bodies, we are purchasing a PFN logging tool which will be used in conjunction with standard gamma ray logging on the Goliad project. Use of the PFN technology will assist in developing more concise future mineralization estimates, but still requires a level of verification with the accepted laboratory assay of core and/or calibration testing.

Additional verification of select historical Moore Energy drilling-and our current logging data was done by comparing sets of gamma logs from a Moore hole and a recent hole we drilled that was located in close proximity. The log pairs were located and then data tabulated for each pair to compare thickness of zone, equivalent U3O8 grade, GT. A positive correlation indicated the drill hole sets were comparable in character regarding the potential mineral grade and thickness and representative of the same general portion of the project.

ADJACENT PROPERTIES

There has been no uranium exploration or mining activity on adjacent properties to our Goliad Project. The nearest known uranium mining from the Goliad Formation was the Everest Mount Lucas ISR mine near Lake Corpus Christi. URI has been mining from the Goliad Formation in Kleberg County, southeast of Kingsville, for several years at the Kingsville Dome ISR mine and at the Rosita ISR mine in Duval County west of Alice, Texas. With the large concentration of uranium mining and exploration properties in the Goliad, Oakville, Catahoula and Jackson formations throughout the South Texas uranium trend, it is likely that additional uranium target areas could be developed in the vicinity of our Goliad Project in the future. The current or historic ISR operations mining from the Goliad Formation range from about 60 to 160 miles south and on strike of the Goliad Project.

Several historic ISR and open pit operations mining from the Oakville and Jackson Formations are located within about 50 miles west of the property

LEACH AMENABILITY

Mineral processing or metallurgical testing was not reported as being conducted on any of the samples drilled or recovered during the Moore Energy exploration in the mid-1980s. We submitted selected core samples from our core hole # 30892-111C to Energy Laboratories, Inc. in Casper, Wyoming, in January 2007. These samples from the Goliad Project were sent to the laboratory for leach amenability studies intended to demonstrate that uranium mineralization at the property was capable of being leached using conventional in situ leach chemistry. The tests do not approximate other in-situ variables (permeability, porosity, and pressure) but provide an indication of a sample's reaction rate and the potential chemical recovery.

Split sections of core were placed in laboratory containers and a lixiviate solution with 2.0 grams per liter HCO3 (NaHCO3) and either 0.50 or 0.25 g/L of H2O2 (hydrogen peroxide) was added to each test container. The containers were then rotated at 30 rpm for 16 hours. The lixiviate was then extracted from each test container and analyzed for uranium, molybdenum, sodium, sulfate, alkalinity (bicarbonate, carbonate), pH and conductance. A clean charge of lixiviate was added and the container rotated another 16 hours. Each sample rotation and lixiviate charge cycle was representative of 5 pore volumes with chemical analyses after each cycle. The cycle was repeated for a total of 6 cycles or the equivalent of 30 pore volumes.

The four core samples subjected to the leach amenability tests were determined to contain from 0.04% to 0.08% cU3O8 before testing. Leach tests conducted on the core samples from the A Zone indicate leach efficiencies of 60 to 80% U3O8 extraction, while the tails analyses indicate efficiencies of 87-89%. The differences between the two calculations involve the loss of solid clay based materials during multiple filtrations. Based on post leach solids analysis, the core intervals were leachable to a very favorable 86 to 89%. After tests the tails were reanalyzed for uranium concentration to determine the recovery, which ranged on the 4 samples using 2 methods from 60% to 89%.

Laboratory amenability testing of the cores samples indicated the uranium (dissolved elemental U) recoveries ranged from 86.4% to 88.9% in the four tests. These results show that the mineralized intervals at the Goliad Project are very amenable to ISR mining even when exposed to only one-half of the oxidant concentration normally used in the Leach Amenability test. Based on the Company's experience with ISR mining of Catahoula and Oakville uranium deposits, as well as discussions with other Goliad deposit mining personnel, the geologically younger deposits in Texas (Goliad formation) have been the most amenable to in situ leaching. The uranium recovery is generally more complete (% recovery) and occurs in a shorter time period. Both of these factors are important for ISR mine development economics. Table 16-1 provides data on the weight of each sample, the depth from which each sample was taken, the chemical uranium grade of each sample and sample-by-sample uranium recovery results.

Based on the amenability test results, the size of the mineral resource at the Goliad Project, the geologic setting and the current and projected future demand and price of uranium, the most feasible and cost effective mining method for the Goliad property uranium is by ISR. This method is most suitable for the size and grade of the deposits in sands that are below the water table and situated at depths that would be prohibitive for open pit or underground mining.

The amenability testing described above was conducted on core recovered from four depth intervals from one boring. While this was a limited sampling for this property, the samples are believed to be generally representative of the characteristics of the mineralized intervals and the determined recovery ranges for these intervals is considered to be reliable. Two of the four samples tested contained approximately 0.08% cU3O8 and two contained lower grades of uranium (~0.04% cU3O8). Energy Laboratories, Inc. in Casper, Wyoming, conducted the laboratory testing for this project. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the US Environmental Protection Agency, US Nuclear Regulatory Commission and the following US states: AZ, CA, CO, FL, ID, NV, OR, SD, TX, UT and WA.

X-RAY DIFFRACTION

Representative samples from three core holes were selected for analysis by x-ray diffraction ("XRD") in an attempt to assess uranium minerology. The samples selected were from the following cores: 30892-111C (A Zone), 32201-N100C (B
Zone) and 30892-74C (D Zone). The cores were submitted to Energy Laboratories, Inc. of Casper, Wyoming, for analysis as follows. A representative portion of each sample was ground to approximately -400 mesh in a steel swing mill, packed into a well-type plastic holder and scanned with the diffractometer over the range, 3-61o 2e using Cu-Ka radiation. The results of the scans are summarized as approximate mineral weight percent concentrations. Estimates of mineral concentrations were made using our XRF-determined elemental compositions and the relative peak heights/areas on the XRD scans. The detection limit for an average mineral in theses samples is ~1-3% and the analytical reproducibility is approximately equal to the square root of the amount. . Since all uranium grades at the Goliad Project are generally less than 1% as evidenced by gamma-ray probing, it is highly unlikely that any specific uranium mineral could be determined by XRD techniques.

ISR CONSIDERATIONS

The Goliad Project appears to be most suitable for mining as an ISR (in-situ recovery) project. Although leach and permeability tests are still being conducted, south Texas uranium deposits in permeable sands situated below the groundwater table are generally favorable to ISR production.

ENVIRONMENTAL CONSIDERATIONS

We have completed a number of required environmental baseline studies and have other studies either underway or in near term planning. Completed studies include: cultural resources (including archaeology), socioeconomic impact and soils mapping. Flora and fauna studies are approximately 50% completed and background radiation surveys will commence shortly. The cultural resources study found no adverse impacts to the site and socioeconomic impacts are projected to be positive for the community

ENGINEERING STUDIES

The geotechnical engineering study for the proposed plant site has been completed and mine planning, including engineering design for the proposed plant site, is in progress. 20 Regional Baseline water quality wells have been installed for monitoring the aquifer within the mineralized zones and pump tests on the aquifer are planned. Laboratory testing has indicated 86-89% leachability of tested core samples and the results indicate that the mineralization is amenable to in situ leaching with an oxygenated bicarbonate lixiviant.

A geotechnical engineering report was completed for us on June 18, 2007. The study was a subsurface investigation and foundation recommendation report for the proposed location of a processing facility pad for a future Goliad Project uranium recovery facility. The field investigation consisted of drilling five soil borings to a depth of 25 feet below ground to determine the shallow soil materials and conditions and provide foundation recommendations.

Soils in the upper 25 feet at the proposed site are variable with dominantly brown to light brown sandy silty clay in the upper 4 to 6 feet. Soils grade to tan sandy clayey silt that is generally present to depth of the investigation (25 feet). The shallow clayey soils have relatively high plasticity indices (PI) with lower PIs in the silty soils below. Groundwater was not encountered while drilling the borings.

The primary recommendation in the report is to construct a reinforced concrete mat type foundation sized for a uniform allowable loading of 2,000 pounds per square foot.

The report and recommendations indicates there are no apparent problem soils and the recommended slab and foundation should be suitable for the intended use of the slab.

GOLIAD PROJECT PLAN OF EXPLORATION - 2007/2008

Our company completed the planned 32,000-foot drilling program during the fourth quarter of 2006. Based on encouraging results, a two-fold, follow-on program was designed to be performed during 2007 to support mine permitting, mine planning and expansion of existing mineralizations. All 2007 drilling at the Goliad Project will be carried out under our approved Texas Railroad Commission Exploration Permit No. 123 dated February 3, 2006. The Permit has been extended for an additional year (until February 3, 2008).

The first phase of the new program will be to support ongoing environmental permitting. An additional 216 holes will be drilled. Total drilling footage for this part of the program will be approximately 75,840 feet.

The first phase will also involve a total of five core holes averaging 300 feet in depth. The cores will be collected and sent to an analytical laboratory to have agitation leach analyses run to best determine the composition of the mine lixiviant amenable to in-situ recovery methodology.

Following the coring program at total of five cased holes will be installed and utilized as groundwater monitor wells. Groundwater will be sampled and analyzed as part of the ongoing environmental mine permitting application process. These monitor wells will be drilled and cased to an average depth of 300 feet below ground surface. The entire cost of this first phase program will be approximately $595,000. The first phase drilling program was completed during the second quarter of 2007.

The second phase of drilling planned at the Goliad Project will be designed to explore additional acreage acquired during our company's 2006 - 2007 leasing program. It is anticipated that at least 500 exploratory holes will be required to adequately define the presence or absence of mineralization on the newly acquired acreage. The 500 holes will account for an approximate total of 227,250 feet of drilling and cost $1,500,000. This drilling program should be initiated during the second quarter of 2007 and extend into the first quarter of 2008.

Geologists and engineers performing work at the Goliad Project have developed a timetable of forecasted workflow, which includes the forecasted completion dates of various tasks which have been assigned to various personnel. The workflow has been broken down into two broad categories, which have then been further broken down into individual tasks, many of which can be performed contemporaneously. The two major categories of work relate to radioactive materials licenses and mine permits.

Within these two broad categories of work are included the following tasks, many of which are required by the regulatory bodies to whom the Company is subject to oversight for its exploration activities. The forecasted dates of completion of these tasks is also indicated. These are internal forecasts only, and the actual dates of the beginning or completion of these tasks may differ materially from the forecasts:

RADIOACTIVE MATERIALS LICENSE

________________________________________________________________________________
                  Archeology/History study                 Q2 2006 - Q4 2006
                        Ecology study                      Q1 2007 - Q4 2008
                Soils/Sediments/Gamma testing              Q1 2007 - Q3 2007
                   Gamma/Radon-222 testing                 Q1 2007 - Q4 2007
                     Socioeconomic study                   Q1 2007 - Q3 2007
                   Radiological assessment                 Q1 2007 - Q4 2008
                        MILDOS survey                      Q1 2007 - Q3 2007
                      Feasibility Study                    Q1 2007 - Q3 2007
                 Agency review and approval                Q4 2007 - Q4 2008
________________________________________________________________________________

MINE PERMIT

________________________________________________________________________________
               Area groundwater baseline study             Q3 2006 - Q1 2007
                   Geology/Hydrology study                 Q1 2007 - Q3 2007
                   Deep disposal well test                 Q1 2007 - Q3 2007
               Mine permit review and approval             Q2 2007 - Q1 2008
              Disposal well review and approval            Q1 2007 - Q4 2007
                    Air exemption permit                   Q4 2007 - Q1 2008
                    EPA aquifer exemption                  Q1 2008 - Q1 2009
                   PAA review and approval                 Q1 2008 - Q1 2009
________________________________________________________________________________

Upon the satisfactory completion of these tasks, and with approval of all applicable regulatory agencies involved in these tasks, the Company may then proceed with uranium extraction, provided that this exploration property can establish economic uranium reserves.

PERMITTING

The permitting process is well underway and the Company has accomplished the following key elements to that end:

         a) Quality assurance and quality control measures have been completed on water well samples;
         b) Holt Engineering has been engaged by the Company to perform geotechnical studies;
         c) A qualified soil scientist has completed a draft map of the entire project site, as part of the soils and sediments study;
         d) Progress has been made on the economic impact study and the ecological study;
         e) Progress has been made on the mine plan and process facility designs, with the first full drafts anticipated to be completed by month-end;
         f)   Established  a regional  baseline,  or  background,  water quality conditions within the area to be mined. As part of the establishment of baseline water quality conditions within the planned permit area, the TCEQ required that fourteen regional water quality wells be installed within the proposed permit area. The purpose of the wells is to assess the pre-mining water quality of the four mineralized sands (A, B, C and D). At this time six of the fourteen wells have been installed and sampled. Also included in the establishment of regional baseline water quality conditions is the sampling and analysis of private water wells within a one-kilometer radius of the permit area. This action has been completed; and
         g) The Cultural Resource Survey and Assessment has been completed and concluded that the Goliad Project will not have any impact on cultural resources in the permit area, and that no further work is required on this matter by the Company. The assessment will undergo a review by the Texas Historical Commission.

CEBOLLETA PROJECT, CIBOLA COUNTY, NEW MEXICO

PROPERTY DESCRIPTION AND LOCATION
The Cebolleta Project is situated in the eastern-most portion of Cibola County, New Mexico. It is located approximately 45 air miles (72 kilometres) west-northwest of the City of Albuquerque, and approximately 10 miles (16 kilometres) north of the town of Laguna. Three small villages, Bibo, Moquino and Seboyeta, are located a short distance west and northwest of the project area.


[MAP GOES HERE]


Nuclear Energy Inc ("NEI"), the manager of Cibola Resources, obtained a lease from the Board of Trustees of the Cebolleta Land Grant Board for an area of the land grant covering approximately 6,700 acres (2,994 hectares) of mineral rights. The majority of the leased mineral rights are covered by the surface estate held by the Cebolleta Land Grant, and surface use and access rights are included as provisions of the lease. A portion of the leased mineral rights are covered by surface rights held by a third party, and are not leased by NEI. NEI has assigned the lease to Cibola Resources, of which, Uranium Energy owns 49% of the shares.

The leased lands are part of a land grant that was made to certain individuals by the King of Spain prior to the inclusion of the State of New Mexico as part of the United States.

When the territory of New Mexico was acquired by the United States, the rights and title first conveyed by the creation of the Cebolleta Land Grant were honoured by the United States Senate through the ratification of the Treaty of Guadalupe Hidalgo. Although the area of the Cebolleta Land Grant, including a portion of the Cebolleta project, was never surveyed into the US
Section-Township-Range system, the property has been legally surveyed by a registered land surveyor and the appropriate monuments have been put in place.

Cibola Resources has accepted assignment of the Cebolleta Land Grant mineral lease from NEI. The lease, which has an initial term of ten years, may be extended beyond the initial term by Cibola Resources by undertaking mineral exploration, mine development and mining and/or mineral processing activities. The lease agreement requires Cibola Resources to make periodic (annual) advance royalty payments to the Cebolleta Land Grant, pay a sliding scale production royalty (based upon the sales price of U3O8) on any mine production from the property and provide employment opportunities and job training programs for the members of the Cebolleta Land Grant. Cibola Resources is required to complete an independent "third-party" feasibility study within six years of the effective date of the lease, and make a "reserve bonus" payment of US$1 per pound of U3O8, within the "Measured" or "Proven" reserve category and determined to be recoverable by a feasibility study. All annual payments made to the Cebolleta Land Grant prior to the completion of a feasibility study are to be deducted from the "reserve bonus" payment. The lease agreement conveys the rights to explore for, mine and process uranium deposits present on the leased lands. A "Short Form Memorandum of Uranium Mining Lease and Agreement" has been filed and recorded with the offices of the County Clerk and Recorder for Cibola County, New Mexico.

A portion of the leased properties are subject to a pre-existing 1/48th (2.08%) royalty on a "Uranium Value". This third-party royalty is deductible from production royalties payable to the Cebolleta Land Grant, and does not represent a further economic burden to Cibola Resources or the project.

The leased property was formerly the site of several underground uranium and open pit mines and processing plant (uranium mill). Open pit and underground mines in the St. Anthony area of the Cebolleta Land Grant lease are currently being reclaimed by the former operators of those mines, UNC Resources (a subsidiary of General Electric). The L-Bar mine and uranium mill were reclaimed by the successor to Sohio Western Mining Company ("Sohio"), Kennecott Energy Company ("Kennecott"), and the mill site has been transferred to the US Department of Energy for long-term monitoring and management. The former L-Bar mill site is not a part the lease from Cebolleta Land Grant. An examination of the files of the State of New Mexico Environment Department and the New Mexico Energy and Minerals Department indicates that Kennecott has some limited reclamation obligations relating to subsidence associated with several ventilation holes for the former JJ #1 underground mine. UNC Resources has obligations to reclaim portions of the former St. Anthony mine area, and they are currently undertaking a comprehensive restoration program in accordance with the directives of the State of New Mexico. Cibola Resources and its members, NEI and Uranium Energy, have not assumed any reclamation liabilities for the properties.

As with all  drilling  projects  proposed  in the  State of New  Mexico,  Cibola
Resources will be required to obtain permits from the New Mexico Energy, Minerals and Natural Resources Department. Cibola Resources is currently preparing an application for drilling on the project. Mining and milling operations will require additional permits from the New Mexico Energy, Minerals, and Natural Resources Department, the New Mexico Environment Department, as well as the US Environmental Protection Agency and the US Nuclear Regulatory Commission. At this time Cibola Resources does not hold permits for any activities for the Cebolleta project.

ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE AND PHYSIOGRAPHY

The Cebolleta project is situated on the southern margin of the San Juan Basin of west-central and northwestern New Mexico. The project area adjoins Mesa Chivato, a broad volcanic capped mesa that surrounds Mount Taylor, a dormant volcano that is a prominent landmark. Elevations within the project area range from 6,400 feet to 7,100 feet above sea level (1,950 metres to 2,164 metres). Topography is typical of the mesa-and-canyon landforms that dominate this portion of New Mexico, with sharp local variations in elevation, on the order of 200 to 400 feet (61 metres to 122 metres) over short distances. A series of rounded hills, raising 200 to 300 feet (61 to 91 metres) above the surrounding landscape, are present in the vicinity of the former L-Bar uranium mine (in the western part of the project area). A prominent canyon, developed along Meyer Draw and Arroyo Pedro Padilla, cuts the southern part of the project area.

[MAP GOES HERE]

In spite of these local variations in topography, access to nearly all of the project area is good. Access to the project is over a paved state-maintained highway to the village of Seboyeta (a distance of approximately 10 miles, or 16 kilometres). One all-weather graded gravel road, maintained by Cibola County, and several private roads of varying quality, cross the project lands and provide access to nearly all parts of the project area. Rail service is available from the BNSF Railroad at the towns of Grants and Milan, and scheduled air service is available in Albuquerque.

[MAP GOES HERE]

The area is populated with sparse mixed grasses, with very limited stands of mesquite and pinion pine trees, typical of a semi-arid high desert climate. Temperatures at Grants (the nearest town with meaningful weather records) range from lows of approximately 50(degree) to 80(degree) Fahrenheit (9.9(degree) to 26.6(degree) Celsius) in the summer season, and 10(degree) to 40(degree) F
(-12.2(degree) to 4.4(degree) Celsius) in the winter. The area receives approximately 11 inches (279 millimetres) of precipitation annually. Much of this precipitation comes in the form of afternoon thundershowers during the months of July and August, and as much as 13 inches (330 millimetres) of snow during the winter months. Winter snows and summer thunderstorms may create temporary muddy ground conditions that interrupt access for short periods of time. Other than these short periods of muddy ground conditions, mineral exploration and mining activities normally can be conducted without interruption throughout the year.

The project area has sufficient surface resources to support mining and processing operations, tailings ponds, and mine waste dumps. There are numerous sources of water, electricity, and fuel in the area. Personnel experienced in open pit and underground mining, construction and mineral processing are available in Grants (40 miles, or 64 kilometres, to the southwest of the project area) and at the town of Laguna. Two high voltage electrical transmission lines cross the region several miles north of the project area, and electrical lines have been constructed to the sites of the former Sohio L-Bar uranium mine.

HISTORY

The Cebolleta project is located in the northern portion of the Laguna mining district, the eastern-most portion of the Grants mineral belt. The first discovery of uranium mineralization in the Laguna district was made by geologists and engineers of the Anaconda Copper Company in late 1951. The identification of strong uranium mineralization resulted in the discovery of the Jackpile-Paguate uranium mine. Anaconda also undertook an exploration program on the nearby Evans Ranch, located northeast of the Jackpile mine, in 1955 and this program continued until 1957. During this period of exploration more than 350 holes were drilled in the area of the Cebolleta project by Anaconda.

Climax Uranium, a subsidiary of American Metals Climax, obtained a lease from the Cebolleta Land Grant for the St. Anthony area and subsequently discovered several uranium deposits on the leased properties. Climax operated a series of small-scale open pit and underground mines, commencing in 1953 and ending in 1960, when the lease was acquired by United Nuclear Corporation (later to become UNC Resources, now a subsidiary of General Electric). During the period of Climax's operations the company produced 320,942 pounds of U3O8. UNC's mining activities are reported to have commenced in 1977. Production rates for the last two years of production at St. Anthony (1979 and 1980) were 1.134 million pounds of U3O8 from stockpiles at the mine site.

Reserve Oil and Minerals, a publicly-traded resource development company, purchased the Evans Ranch (surface and mineral rights) in 1968. Reserve sold an undivided 50 percent interest in the ranch, including the mineral rights, to Sohio (then a subsidiary of the Standard Oil Company of Ohio) in 1969 and formed a joint venture to explore for and develop uranium deposits on the Evans Ranch. Sohio operated the joint venture and discovered extensive uranium mineralization on the property prior to the construction of an underground mine and uranium mill complex (the L-Bar mine and mill). Sohio acquired Reserve's interests in the property in 1982, and subsequently deeded their property interests in the area to the Cebolleta Land Grant in 1989.

Areas I and II, with cut off grades of 0.05% U3O8 over minimum thicknesses of 2 feet, were considered to be open pit development targets by Sohio, while the remaining deposits were considered to be underground mining targets only.

Mining at the Cebolleta project removed, prior to shut-down of mining operations due to depressed commodity prices, only a portion of the previously identified mineral resources in place at the project.

This work verified earlier studies by Sohio, based upon 150 core samples, that the deposits were generally in radiometric equilibrium.

The staff of Sohio Western Mining Company updated the historical resources periodically based upon mine production, cut-off grade changes, additional drilling results, underground long-hole drilling and underground sampling of mine workings and muck-piles. Underground sampling was undertaken with the aid of underground probes for muck-pile sampling, while grades of hauled muck were determined by the use of a scanner, with both methods yielding radiometric assays (%eU3O8). Sohio based the 1981 estimate, along with the 1982 and 1984 updates on the following criteria:

         a) Surface Resources: The maximum area of influence assigned to each hole is a 50 foot (15.24 metres) radius. Base elevations for mineralization were evaluated in developing the mineralized outlines. Once the final mineralized outline was established, the surface area of each mineralized block was determined by planimeter. The average thickness of the mineralized interval and the grade was calculated from drill hole data. Tonnages were computed using a tonnage factor of 16 cubic feet per short ton.
         b) Underground Long-hole Resources: The area of influence for long-hole mineralization was 25 feet (7.6 metres) or one-half the distance to the nearest "waste" intercept. Tonnages and grades were calculated in the same manner as surface resources.
         c) Development Resources: This category of mineralization was calculated before the mining phase commenced. Average grades were calculated from muck-pile sampling (radiometric and chemical assaying). "Back-ore" and "floor-ore" were calculated from jackleg long-hole drilling data (radiometric assays). Pillar mineralization thickness was based upon the average height of underground drifts.

GEOLOGICAL SETTING

The Cebolleta project is situated at the eastern end of the prolific Grants mineral belt, which is located on the southern and south-eastern margins of the San Juan Basin and the northern margin of the ancestral Mogollan Highland. The geology of the region is dominated by a thick sequence of sedimentary rocks ranging from Triassic to Late Cretaceous in age. This sedimentary sequence is overlain by volcanic rocks (basalt) that were erupted from the Mount Taylor volcanic center, which is located a short distance to the northwest of the project area. Additionally, isolated basalt plugs and diabase dikes have been intruded into Cretaceous-aged rocks immediately north and southwest of the project area.

STRATIGRAPHY

A thick sequence of sedimentary rocks, ranging in age from Triassic through upper Cretaceous is present within the immediate project area. Of particular importance is the Jurassic-aged Morrison Formation, which is the host unit for nearly all of the significant uranium deposits in the Grants mineral belt. The Morrison Formation has been subdivided by various workers into three principal units (in ascending order) in the southern portion of the San Juan Basin: the Recapture unit, the overlying Westwater Canyon Member, and the upper-most Brushy Basin Member. The Morrison Formation is unconformably overlain by the Cretaceous-aged Dakota Sandstone, which in turn is overlain by the Mancos Shale.

Regionally, the Recapture Member of the Morrison Formation ranges from 50 to 600 feet (15 to 183 metres) in thickness, and is about 50 feet (15 metres) thick in the project area. It is comprised of interbedded mudstones, siltstone, sandstones, and occasional limestone. Historic reports indicated that the unit was normally greyish-red on surface exposures, while fresh exposures of the various lithologies were grey (limestone), greyish-green (mudstone), or greyish-yellow (sandstone).

The Westwater Canyon Member ranges from 10 to 90 feet (three to 27 metres) in thickness in the project area. While the Westwater Canyon conformably overlies the Recapture Member there is evidence, on a local scale, for Westwater Canyon channels having "scoured" into the uppermost parts of the underlying Recapture Member. The Westwater Canyon, which is the principal host for uranium mineralization throughout the Grants mineral belt, is a greyish-yellow to pale orange sandstone. The sandstones are poorly sorted, range from fine to coarse-grained, and are sub-arkosic to arkosic in composition. In the Marquez Canyon area, approximately 15 miles (24 kilometres) north of the project area, the Westwater is comprised of several sandstone lenses that are separated by thin lenses of mudstone and siltstone.

The uppermost unit of the Morrison Formation is the Brushy Basin Member, a thick unit comprised primarily of variegated mudstones and claystones, which range in thickness from 220 to 300 feet (67 to 91 metres) in the vicinity of the project. The mudstone and claystone units are greyish-red, greyish-green to greenish-grey in color and form distinctive rounded outcrops. Several sandstone beds are present within the Brushy Basin throughout the Grants mineral belt, and certain of these sandstones have economic significance for hosting uranium deposits. Several of the sandstone units are similar in character to the Westwater Canyon sandstone.

The Jackpile sandstone is a distinct, yet local, unit that is in the uppermost part of the Brushy Basin Member. This unit is the host for the significant uranium deposits at the Jackpile - Paguate, St. Anthony, and L-Bar mines. The Jackpile sandstone extends in a north-easterly-trending belt that may be as much as 13 miles (21 kilometres) wide and more than 65 miles (105 kilometres) long. The unit may achieve a thickness of 200 feet (61 metres). In the St. Anthony mine complex the Jackpile ranges from 80 to 120 feet (24 to 37 metres), while at the adjoining L-Bar mine it ranges from 80 to 100 feet (24 to 30 metres) in thickness.

Thick, essentially uninterrupted, sequences of sandstone are characteristic of the Jackpile. Shale or mudstone beds are not totally absent but they are reported to be rare. The unit is a fine to medium-grained feldspathic sandstone, which is often cemented with clay. It is composed of 60 to 90% quartz, with clay and feldspar making up the remainder. Rock fragments are present, but are minor constituents. Clays occur as kaolinite, and more importantly, montmorillonite, and often serves as cement in the sandstone. Locally, the Jackpile has also been cemented with calcite.

The Dakota Sandstone, of Cretaceous age, unconformably overlies the Brushy Basin Member of the Morrison Formation throughout the project area. It is tan, orange, and white, well cemented sandstone that has minor interbeds of black shale. It averages about 50 feet (15 metres) in the project area. The Mancos Shale, also of Cretaceous age conformably overlies the Dakota Sandstone and is the uppermost sedimentary rock unit in the project area. It attains a thickness of approximately 400 feet (122 metres) in the area. It is comprised of grey to black friable shale with various interbedded sandstones that range from five to 30 feet (1.5 to nine metres) in thickness (Schlee and Moench, 1963).

STRUCTURE

Sedimentary rocks in the project area dip gently to the northwest, into the San Juan Basin, at less than two degrees. Several small scale dip-slip faults, generally down-dropped to the west, have been mapped on the surface several miles north of the project, and two similar structures, down-dropped to the east, have been mapped northeast and southwest of the immediate project area. No major faulting has been recognized in the area.

Several small-scale high-angle faults were observed in the workings of the JJ #1 underground mine, but these structures do not appear to have disrupted uranium mineralization in the mine and do not appear to have influenced the localization of mineralization.

GROUND WATER

Throughout the Grants mineral belt sandstones of the Morrison Formation, particularly the Westwater Canyon, and the Dakota Sandstone are aquifers. Various reports for the L-Bar mine, groundwater inflows from the Jackpile sandstone member of the Morrison Formation range from 25 to 100 gallons per minute (113 to 454 litres). Water wells capable of producing between 25 and 35 gallons per minute (113 and 159 litres) were completed into the Jackpile sandstone at L-Bar, and wells capable of producing between 35 and 50 gallons per minute (159 and 227 litres) from the Westwater Canyon Member of the Morrison Formation (Geo-Management, 1972). Although pumping data is not available to determine the ability of either aquifer to provide sustained water supplies considerable water is known to exist in the Westwater Canyon in the vicinity of the Cebolleta project.

DEPOSIT TYPES

The mineralization at the Cebolleta project is classified as tabular sandstone-hosted uranium deposits. The St. Anthony and L-Bar uranium occurrences were formed by the mobilization of uranium from either granitic rocks of the ancestral Mogollon Highlands, located south of the Cebolleta project area, or from the devitrification of tuffaceous rocks and tuffaceous material contained in the host sandstones and in the Brushy Basin Member. The uranium was transported from its "source" area to current locations by alkaline ground waters. Uranium minerals were deposited in the host sandstones, where humic acids derived from decayed vegetal material and transported by ground water "scavenged" uranium from the active ground water system.

At the L-Bar deposits carbonaceous material, which was the reductant for the precipitation of uranium occurs in two forms, as detritus, and as humate. No significant uranium mineralization occurs where carbonaceous material is absent.

As previously noted, the uranium mineralization is hosted (primarily) in porous and permeable sandstones within the Jackpile unit of the Brushy Basin Member of the Morrison Formation. This type of uranium deposit generally occurs at several different levels in the host, and a group of deposits may extend along an ill-defined "trend", which may reflect channel facies of the host, for a distance of several miles. This style of uranium deposit is very well known in the Grants mineral belt where it is the dominant mode of uranium occurrence.

Uranium minerals at the Cebolleta project are reported to be Coffinite [U(SiO4)1-x(OH04x)], Uraninite [UO2], organo-uranium complexes, and unidentified oxidized uranium complexes.

MINERALIZATION

There are several uranium prospects located on the Cebolleta project. The L-Bar portion of the project includes four distinct zones of mineralization, known as Area I, Area II, Area VI, and Area V. Mining operations undertaken by Sohio were limited to the Area II and Area III deposits, but based upon historical resources data prepared by Sohio after the closure of the L-Bar mine substantial mineralization remains in both deposits. The Area I deposit, located in the southern part of the L-Bar complex (and was never mined), extends south of the former property boundary onto the former St. Anthony area, and additional uranium mineralization is present in the St. Anthony area adjacent to the St. Anthony open pit and the Willie P. underground mine.

The six known uranium prospects located on the Cebolleta project share a common set of geological controls;

         a) All are hosted in medium to coarse-grained sandstones that exhibit a high degree of large-scale tabular cross-stratification;
         b)   Near  the  margins  of  the  prospects  the  mineralization  thins appreciably, although halos of low-grade mineralization exist surrounding the deposits;
         c) Higher grade mineralization usually occurs in the core of the mineralized zones;
         d) Strong mineralization appears to be concentrated in the lowermost portions of the Jackpile, although anomalous concentrations of uranium are present throughout the vertical extent of the unit;
         e) Most of the mineralization appears to be "reduced", with only isolated small pods, especially in the Willie P area, of discontinuous mineralization exhibiting oxidation;
         f) Extensive chemical and radiometric analyses on core holes by Sohio demonstrated that the mineralization is generally within equilibrium;
         g) Individual prospects do not show a preferred orientation or trend, and do not fully reflect the orientation of the main Jackpile sandstone channel trend;
         h) Nearly all of the prospects show a strong spatial relationship with carbonaceous material; and
         i) The prospects range in depth from approximately 200 feet (61 metres) in the south, at the St. Anthony area, to approximately 700 feet (213 metres) in the vicinity of the Area II and Area III deposits at L-Bar.

At the L-Bar complex, mineralization occurs in tabular bodies that may be more than 1,000 feet (305 metres) in length, and attain thicknesses of 6 to 12 feet (1.8 to 3.7 metres). The upper and lower boundaries of these mineralized bodies are generally quite abrupt. There is some tendency for individual prospects to develop in clusters. Locally, these clusters may be related to the coalescence of separate channel sandstone bodies. In this instance, mineralization is often thicker and higher grade than adjoining areas.

EXPLORATION

Cibola Resources has not undertaken any exploration on the properties covered by this report, other than a review and analysis of available historical and published information.

DRILLING

Cibola Resources has not carried out any drilling on the subject properties.

The drilling data that served as the basis for the historical mineral resources for the Cebolleta project includes more than 1,500 conventional (open-hole) rotary and core holes (totaling in excess of 600,000 feet [182,880 metres]) that were drilled between the late 1950's and the early 1980's. All drill holes were logged with truck mounted surface recording gamma/Self-Potential/single point resistivity logging units, which is a standard method of determining the presence and magnitude of subsurface uranium mineralization. This method of "sampling" provided a continuous record of the intensity of uranium mineralization in each drill hole. Cibola Resources has a significant number of the gamma/S-P/resistivity logs for holes at the Cebolleta project, and this data effectively defines the nature and extent not only of the subsurface uranium mineralization in the project areas, but also the thickness and lateral extent of the host rocks within the areas of drilling.

Drill holes were generally drilled on a square grid pattern, with holes spaced at 100 feet (30.48 metres), although some drilling at the "Area III" uranium deposit was spaced at 200 foot (60.96 metres) intervals. All drill holes were drilled vertically (-90 degrees) and intersected the generally flat-lying host rocks in a manner that gave an accurate depiction of the true thicknesses of the host rocks and the mineralized horizons.

Samples collected from the conventional rotary and core holes have not been available for examination, and likely no longer exist.

SAMPLE PREPARATION, ANALYSIS, AND SECURITY

All of the historical drill holes drilled at the Cebolleta project were logged with truck-mounted continuous surface recording natural gamma-ray/S-P/resistivity probe units. This process provided a continuous reading of gamma radioactivity through the entire length of the drill hole. Gamma-ray log values were then used to calculate radiometric grades from all of the mineralized holes. Most of the gamma logging was done by Dalton Well Logging and Geoscience Associates, Inc., both of whom were competent, experienced and independent geophysical logging contractors, on behalf of Reserve Oil and Minerals, Sohio and United Nuclear/UNC Resources. The gamma logging equipment was periodically calibrated at "test pits" of the US Atomic Energy Commission (now US Department of Energy) near Grants, New Mexico and Grand Junction, Colorado, in accordance with the standard operating procedures utilized in the industry at the time.

Radiometric assays, calculated from gamma ray logging of the exploration drill holes at the Cebolleta project, were checked by the then project operators, Sohio and United Nuclear, by drilling core holes at selected locations. Sohio collected more than 150 samples that were analyzed by chemical and radiometric assay methods. Samples were collected from drill holes in several areas of the project area. Analytical results tabulated by Geo-Management show minor differences between radiometric and chemical assays, with general pattern of chemical assays being slightly higher than radiometric assays, especially at grades in excess of 0.20% U3O8.

Cibola Resources has no information regarding the preparation of samples for chemical assay, methods of determination of the uranium content of these samples or the security of those samples. The methods of sampling of the uranium prospects at the Cebolleta project were standard operating procedures utilized throughout the US uranium industry during the time that the project was active.

ADJACENT PROPERTIES

The Cebolleta project is situated in the Laguna mining district, and adjoins the former Jackpile-Paguate open pit and underground uranium operations of Anaconda. At one time the Jackpile-Paguate mine was the largest uranium mine in the United States, and is reported to have produced more than 80 million pounds of U3O8 prior to its shut-down in the early 1980's.

We are not aware of any current uranium mining or exploration on properties adjoining the Cebolleta project.

MINERAL PROCESSING AND METALLURGICAL TESTING

Cibola Resources has not carried out any metallurgical test work on the mineral deposits at the Cebolleta project. An audit of several former uranium mills, including the former Sohio L-Bar processing facility, outlines the general process design for the mill. The mill included conventional SAG mill grinding, CCD liquid/solid separation and an acid leach-solvent extraction process. The mill operated from late 1976 through mid-1981 and processed approximately 2.5 million short tons of feed material.

Cibola Resources has not examined any metallurgical test work that led to the development of process design criteria or any mill performance and recovery data.

MINERAL EXPLORATION PROPERTIES

We are participating in our mineral properties in the States of Arizona, New Mexico, Utah, Wyoming and Colorado by way of mining claims and mineral leases. The mining claim properties were staked and claimed by us and registered with the US Bureau of Land Management ("BLM"). There are claim blocks acquired in this manner in Arizona, Utah, Wyoming, Colorado and New Mexico. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. The claims were entered into between November 4, 2004 and July 2007. Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim - bringing the land back into the state it was originally in prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of New Mexico, Utah and Texas we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. As of this date we have executed one lease in Utah and further leases in New Mexico and Texas. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term the leases will be either held by production or the leases will be terminated. Royalty payments must be made to the lessor in event that we extract uranium ore from the properties. Royalty payments vary from 6.25% to 15.25%, or based on a sliding scale tied to the price of uranium. All royalties are based on the gross sales revenue less certain charges and fees.

We have the following gross and net acre mineral property interests in states indicated below under lease:

________________________________________________________________________________
                                        GROSS ACRES               NET ACRES(*)
________________________________________________________________________________
Arizona                                   2,231.28                  2,231.28
Colorado                                  5,041.04                  5,041.04
New Mexico ***                           25,844.02                 18,958.82
Texas                                     6,279.34                  5,468.34
Utah                                      2,226.94                  2,226.94
Wyoming **                               17,278.29                 17,278.29
________________________________________________________________________________
                                         58,900.91                 51,204.71
================================================================================

(*) Certain of our interests in our mineral properties in New Mexico and Texas are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.
(**) Does not include the AB claim Group (847 acres) in the State of Wyoming as the related lease agreement has been terminated.

(***) Does not include the Lola Claims (413.20 acres) in the State of New Mexico, as this claim block rental was allowed to lapse.

We plan to conduct exploration programs on these properties with the objective of determining the existence of any economic concentrations of uranium.

Since inception we have not established any proven or probable reserves on our mineral property interests.

On October 11, 2005, we entered into a Mineral Asset Option Agreement (the "Option") with Brad A. Moore giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option we have paid Mr. Moore a cash payment of $50,000 and issued 1,000,000 shares of our restricted common stock. The Option, if exercised, will require the further issuance of 2,000,000 restricted common shares in varying share installments over the three, six month intervals following the effective date of the Option (October 11, 2005). A further payment of $150,000 has been paid under the Option on February 1, 2006. Title to the properties to be acquired will transfer upon payment of all remaining stock required under the Option, the timing of which may be accelerated at our discretion. During the Option term we have the right as operator to conduct or otherwise direct all the exploration on the properties to be acquired. As of this date all cash consideration and share issuances required pursuant to the terms of the Option have been completed.

On May 1, 2007, we entered into a joint venture with NEI, a Wyoming corporation, in connection with the exploration of a property covering approximately 6,700 acres located in Cibola County, New Mexico, for uranium resources. In connection with the joint venture, Cibola Resources, a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities contemplated by the parties. NEI acquired the mining lease to the property from La Merced del Pueblo de Cebolleta ("Ceboletta"), a private entity that has the authority over the natural resources of the property, pursuant to a letter agreement between Cebolleta and NEI dated January 27, 2007, and has contributed the lease to Cibola Resources. In connection with the acquisition of the lease, NEI has made cash payments to Cebolleta of $3,000,000 to date. The Company has reimbursed an aggregate of $1,470,000 to NEI to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola Resources.

ARIZONA

All of our Arizona claims were previously the subject of exploration drilling for the incidence of uranium by companies such as Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co. and Oklahoma Public Services. We have acquired a 1979 Oklahoma Public Services ("OPS") geologic report contiguous to our claims (Artillery Peak) that indicates the possibility of incidence of uranium. OPS drilling continued on to our claims as evidenced by drill holes verified on the ground, and such drill cuttings were found to be radioactive. Close spaced developmental drilling is indicated on our claims located at Artillery Peak.

Other claims staked by us (Esther Basin, Crow Canyon and Dry Mountain) in Arizona were staked on known uranium occurrences as shown on Arizona State publication, "Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins". Additionally, these claims were previously drilled by companies including Homestake Mining Co., Uranerz Energy Corp. and Noranda, Inc. in the 1970's uranium boom. Our management has confirmed prior claim ownership as verified with the US Department of Interior - BLM. In addition, ground surveys completed by us have located various previous drill locations and radioactive anomalies as evidenced in ground and drill cuttings. We confirm that as of this date our Arizona located claims contain no uranium reserves, and require extensive exploration by us.

The following provides information relating to such claims:

________________________________________________________________________________
PROPERTY                     NUMBER OF CLAIMS     GROSS ACRES       NET ACRES
                              OR LEASES HELD
________________________________________________________________________________
Artillery Peak 1                19 claims            392.54           392.54
Artillery Peak 2                31 claims            640.46           640.46

Dry Mountain                    28 claims            578.48           578.48
Esther Basin                    10 claims            206.60           206.60
Gunsight Canyon 1               11 claims            227.26           227.26
Gunsight Canyon 2                9 claims            185.94           185.94
________________________________________________________________________________

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

The following provides information relating to such claims:

________________________________________________________________________________
PROPERTY                     NUMBER OF CLAIMS     GROSS ACRES       NET ACRES
                              OR LEASES HELD
________________________________________________________________________________
Carnotite                       18 claims            371.88           371.88
Ambrosia Lake                   158 claims          3,264.28         3,264.28
Raven                           22 claims            454.52           454.52
Triangulation                   12 claims            247.92           247.92
Taco                            34 claims            702.44           702.44
________________________________________________________________________________

NEW MEXICO

The West Ranch Project consists of approximately 7,000 acres made up of lode mining claims and private leases in northwestern New Mexico, on the northwest end of the historically uraniferous Ambrosia Lake trend of the Grants Uranium District. The property was drilled by United Nuclear Corporation and, more recently, by Kerr McGee. Historical wide-spaced drilling across the property indicates the presence of several northwest-southeast trending uranium mineralized zones within the Morrison Formation at average depths of 800 feet.

Our Laguna Trend Project consists of approximately 800 acres of lode claims on Bureau of Land Management land in northwestern New Mexico. The claim block is on-trend and several miles northeast of the historically-producing St. Anthony, Jackpile Paguate, and L-Bar uranium deposits, mined by Anaconda Minerals and Sohio. Northeast of the Company's claim block is Kerr McGee's (now Anadarko Petroleum's) uranium deposit, Rio Puerco, and Conoco's Bernabe uranium deposit. Both of these deposits are yet to be developed.

Acquisition of the Laguna Trend claim block by Uranium Energy was driven by intense analysis of the Morrison Nuclear database, which includes drilling data indicating significant uranium mineralization in the Westwater Canyon Member of the Morrison Formation. This property was most recently held by Kerr McGee. We will initiate exploration permitting during the fourth quarter of 2007.

We have recently signed a letter of intent with Spider Rock Mining Co., of Dove Creek, Colorado to acquire 479 claims, covering 13 sections within the Ambrosia Lake Valley. These claims encompass a total 9,896.14 acres, and include such historic mines as the Ann Lee and Sandstone. These claims are located in Township 14 North, and Ranges 9 West and 10 West, which encompasses the heart of the Ambrosia Lake Mining District, and is home to the mines of the district historically operated by Kerr McGee, Homestake, United Nuclear, Phillips and Dysart. This claim block which may be acquired by our company is contiguous to the current mineral resource holdings of BHP Billiton.

________________________________________________________________________________
PROPERTY                     NUMBER OF CLAIMS     GROSS ACRES       NET ACRES
                              OR LEASES HELD
________________________________________________________________________________
Laguna Trend                    40 claims            826.40           826.40
West Ranch                   62 claims, 33 leases   7,040.92         3,181.03
                             and 6 mineral deeds
San Mateo Mesa                  66 claims           1,363.56         1,363.56
Ambrosia Lake                   479 claims          9,896.14         9,896.14
Cebolleta                    1 federal grant        6,717.00         3,291.33
________________________________________________________________________________

TEXAS

We currently own nine leases located in a South Texas uranium trend that have been the subject of substantial historical exploration by Wold Nuclear Corporation ("Wold Nuclear") in the 1970s and 1980s, and constitute some of our most prospective exploration targets. Wold Nuclear was a private uranium exploration company based in Casper, Wyoming, and owned by former Wyoming U.S. Congressman, John S. Wold. Wold Nuclear discovered a number of large uranium deposits in Wyoming which were later acquired and put into production by major uranium production companies. Wold Nuclear's Texas operations were a joint exploration venture with Cotter Corporation. Our Chief Geologist was employed by Wold Nuclear as district and chief geologist of its Texas based operations.

Wold Nuclear's previous work conducted on and around our exploration targets located in South Texas (Zavala County) is in a certain formation that was not the focus of uranium exploration in previous uranium booms (the "New Formation"). The New Formation represents a new "out of traditional trend" host rock for possible uranium mineralization. We have acquired a number of drill hole gamma logs, as well as one drill core, whose chemical analysis supports the indication of uranium, along with lease and drill hole location maps. Insufficient drilling in past exploration programs did not quantify any reserves for Wold Nuclear.

The expected mineralized area comprising the New Formation has been defined in the geological area by our own work product. The New Formation host rock is up to 250 feet thick and has the potential for uranium mineralization similar to Wyoming's Powder River Basin. As of this date we have acquired two leases (473.06 gross acres) in an area where previous drilling and coring indicated uranium mineralization.

The following provides information relating to such leases:

________________________________________________________________________________
PROPERTY                     NUMBER OF CLAIMS     GROSS ACRES       NET ACRES
                              OR LEASES HELD
________________________________________________________________________________
Carrizo                         11 leases           1,296.70         1,067.12
Goliad                          18 leases           2,474.66         2,163.47
Maetze                           3 leases            166.83           158.47
Nichols                          8 leases           1,347.61         1,345.90
Devillier                        5 leases            654.85           394.70
Goehring                         4 leases            214.44           214.44
________________________________________________________________________________

UTAH

Our Utah properties (Crain Lease) were the subject of prior exploration drilling conducted by Pioneer-Uravan, Inc. and Truchas Limited in the 1970s to search for uranium indications. We have acquired gamma drill log interpretation worksheets from work previously conducted by Pioneer-Uravan, Inc. In addition, drill hole location maps have been obtained from work conducted for Pioneer-Uravan, Inc. and Truchas Limited. Further assay reports on core samples from exploration drilling previously conducted by Pioneer-Uravan, Inc., as verified by that company's commissioned assay report, have also been obtained, as well as certain drill indicated uranium findings that provide the basis for preliminary mineralization information as previously conducted and defined in a Truchas Limited summary and report (1979). As at this date our Utah located claims contain no uranium reserves that we have independently verified, and require extensive exploration by us.

The following provides information relating to such claims and leases:

________________________________________________________________________________
PROPERTY                     NUMBER OF CLAIMS     GROSS ACRES       NET ACRES
                              OR LEASES HELD
________________________________________________________________________________
Crain                            1 lease             640.00            640
Monument Canyon                 21 claims           1,586.94         1,586.94
________________________________________________________________________________

WYOMING

Our five Wyoming uranium mineral property areas total 17,278.29 acres. Wyoming led the nation's uranium production in 2006 with 4,100,000 pounds of U3O8.

The Granite Mountain Thrust ("GMT") property includes 4,686 acres of mining claims north of, and adjacent to, the Rio Tinto (Kennecott) uranium property, which has been drilled extensively since the 1960s by several entities. Our GMT property geology host rock is 2,000 to 3,000 feet thick in the early Eocene Age Battle Springs Formation - partly equivalent to the Wasatch and Wind River formations in other Wyoming Basins. We have assessed previous seismic exploration shot line data and confirmed Battle Springs Formation projections to the GMT area. We plan to drill six uranium exploration drill holes during 2008. The property is situated approximately eight miles east of the Crooks Gap uranium mining district, which produced about 10,000,000 pounds of U3O8 from 1953 through 1982 by open pit mining.

The Burnt Wagon project, located 35 miles west of Casper, Wyoming, was acquired from NAMMCO (Kirkwood) in 2006. The 200 mining claims and 3 state leases total about 4,000 acres. Current staking work will not be complete until November 2007. Previous operations defined shallow uranium mineralization in the Wind River formation of early Eocene age, at 50 to 200 foot depths, from 500 drill holes and 16,000 feet of electric logging data.

Situated in the Lower Eocene Wasatch formation of the southwest Powder River Basin, our Powder River Basin LO-Herma uranium property exploration data was acquired from H. Brenniman as a part of the Pioneer Nuclear, Inc., package in 2006. The 305 mining claims total 5,948.76 acres and are contiguous to the Energy Metals Corp. (Uranium One) property.

Our North Shirley Basin area, "Mud Springs" project, is planned for approximately 16,000 feet of drilling on the 3,014.48 acre property in 2008, and we expect to acquire about 700 more acres by the staking of 34 mining claims. The property, situated in North Shirley Basin, is located 30 miles south of Casper, along a U3O8 mineralized Wind River Formation trend northwest of the major Shirley Basin deposits mined in the 1960-70s.

Our DL, 1,275 acre, property is being reassessed by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

________________________________________________________________________________
WYOMING                      NUMBER OF CLAIMS         GROSS ACRES   NET ACRES
PROPERTY                      OR LEASES HELD
________________________________________________________________________________
Granite Mountain                236 claims              4,686.43     4,686.43
Burnt Wagon                  43 claims and 3 leases     2,553.64     2,553.64
LO-Herma                        305 claims              5,748.76     5,748.76
Mud Springs                  120 claims and 1 lease     3,014.48     3,014.48

DL Prospect                      1 lease                1,274.98     1,274.98

________________________________________________________________________________

EXPLORATION WORK PROGRAMS - NEW MEXICO AND COLORADO

Our Chief Exploration Officer, Clyde Yancey, a Certified Professional Geologist, based on historical data previously outlined and our own work product, has developed exploration programs unique to each state and claim block with the intent of proving or disproving the existence of uranium on these prospects. In order to carry out these exploration programs, $7,500,000 and approximately twelve months will be required, according to the exploration budget and schedule recommended by our Chief Exploration Officer. Additional capital for possible future uranium exploration property related acquisitions will be funded through additional offerings of debt and equity on an as required basis.

The total cost of expected Phase II exploration on all mineral properties contemplated at this time is equal to $2,000,000 inclusive of a contingency cost allowance. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources. See "Management's Discussion and Analysis or Plan of Operations."

PHASE I WORK PROGRAMS -NEW MEXICO UTAH, ARIZONA AND COLORADO

The work program that has been recommended for the mineral properties is dependent on the nature of the exploration conducted prior to our acquisition. The intended Phase I work programs will be on the claims located in both New Mexico, Utah, Arizonaand Colorado.

During Phase I work programs on these particular mineral claims we plan to review and analyze all historical exploration data available to us in our current possession, acquire additional acreage as available, obtain exploration permits through state and federal agencies and to probe existing drill holes with gamma probes, with a strategy that attempts to confirm historical drill results. Costs have been estimated at $14,500 per claim block.

PHASE I WORK PROGRAMS - SOUTH TEXAS LEASES

Based on exploration databases acquired during 2006 we were able to establish six separate lease positions with the South Texas uranium trend. Four of these lease positions are within Goliad County and would compliment our existing Weesatche project. One of the positions was heavily drilled by Mobil Oil during the 1970s and 1980s. The three remaining Goliad County lease positions are highly encouraging prospects that we plan to drill during 2008 to prove or disprove the occurrence of uranium resources. The fifth lease position is within Duval County and falls within the Catahoula Formation, an historic uranium host formation of South Texas. The sixth lease position is with Karnes County and covers a property heavily drilled by Conoco Petroleum in the 1970s. As previously stated, these lease position were developed by the Company during 2006 from historic databases. Land acquisition costs for these five prospects total $381,000 excluding the value of any stock based expenditures, and drilling costs are approximated to be $562,000.

The exploration databases used to develop the five lease positions described above were obtained during the acquisition of the Moore Energy information and the acquisition of the Knupke database. Both databases consist primarily of numerous geophysical logs with corresponding maps, field reports and regional maps. The Moore Energy database was developed over a period of approximately 10 years and consists of a compilation of their exploration projects and prospects and is quite reliable. This database will be used to guide in the development of the Weesatche Project and to develop additional projects and prospects. It is exclusively used by the Company. The Knupke database was developed by an individual over a period of approximately 20 years and consists of past project information, map and logs and potential prospects developed through analysis of regional geology. This database was used exclusively by the Company during 2006.

During the Phase I work program geologic information pertinent to the six lease positions noted above will be gathered and analyzed by Company geologists in order to develop additional lease plays, setup drilling programs and develop exploration drilling permits.

PHASE II WORK PROGRAMS

The purpose of Phase I exploration work in the Colorado Plateau, Uravan mining district in Colorado and Utah, as well as the Grants uranium district in New Mexico, and the South Texas trend, on both claim blocks and leases, is chiefly to determine which areas require new drilling.

The total cost of Phase II exploration on all mineral properties contemplated at this time is equal to $2,000,000 including contingency cost allowance. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources. We expect minimal effect on our ability to proceed with Phase II exploration should they be required in conjunction with further lease and land acquisitions as the amounts projected for Phase II exploration costs are not substantial in relation to budgeted total annual capital and operating expense expenditures. If, however, additional land and lease expenditures during the next twelve months create a lack of capital for Phase II exploration costs beyond that anticipated in relation to available capital, we may not be in a financial position to conduct Phase II exploration if required.

In all cases, results from Phase I of exploration on our properties will determine whether we proceed to Phase II of the exploration program or discontinue exploration on a particular property. Phase II costs, if any, will be incurred in the subsequent 12-month period, and would require additional financing.

We have acquired a dual wheel truck on which we have installed logging equipment.. We further expect to purchase a PFN assay tool for the logging truck. Total aggregate cost of approximately $294,000, net of taxes and applicable fees is budgeted for the aforementioned. A PFN logging truck will enable Company geologists to directly read uranium values in a borehole under "real time" conditions. A standard logging truck, running a gamma ray probe, reads all radioactive emitting elements in the hole and does not discriminate uranium. In the past a core sample would need to be collected and sent to a laboratory for analysis of uranium before a geologist would know the exact uranium concentration in a bore hole. A PFN logging truck provides this information in the field and saves considerable time and money. We expect completion and delivery of this equipment in December 2007.

Our operational business plan calls for the acquisition of further uranium exploration properties in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. We have developed detailed exploration programs for each claim block area of interest based on historical data derived from past uranium exploration by other companies with a mandate to prove or disprove the existence of uranium resources.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium minerals exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of uranium minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium mineral exploration properties will be available for acquisition and development.

MATERIAL AGREEMENTS

BRAD MOORE MINERAL ASSET OPTION AGREEMENT

On October 11, 2005, we entered into an Option agreement with Brad A. Moore giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option, to date, we have paid Mr. Moore cash payments totaling $200,000 and issued 3,000,000 post-forward split shares of our restricted common stock. On April 11, 2007, we issued the remaining 750,000 post-forward split shares of our restricted common stock under the terms of the agreement. Title to the properties to be acquired transfered upon payment of all remaining stock required under the Option.

ANTHONY EMPLOYMENT AGREEMENT

On February 15, 2006, our Board of Directors authorized and approved the execution of the "Anthony Employment Agreement". On July 1, 2006, our Board of Directors approved an amendment to the Anthony Employment Agreement extending the initial term to July 1, 2008. Pursuant to the terms and provisions of the Anthony Employment Agreement, as amended: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000 to October 1, 2006, when the monthly fee paid to Mr. Anthony increased to $12,500 through February 28, 2007, when an additional increase to $13,750 was approved by our Board of Directors; (iii) we granted an aggregate of 250,000 pre-forward split stock options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Anthony Employment Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Anthony) prior to the effective date of such termination. See "Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act", "Item 10. Executive Compensation" and "Item 12 Certain Relationships and Related Transactions and Director Independence."

ADNANI EXECUTIVE SERVICES AGREEMENT

On July 1, 2006, our Board of Directors authorized and approved the execution of the "Adnani Executive Services Agreement", which was extended by way of letter agreement dated July 1, 2007. The initial term of the agreement is now two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Adnani Executive Services Agreement: (i) Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to Mr. Adnani a monthly fee of $10,000 to December 31, 2006, when the monthly fee paid to Mr. Adnani increased to $12,500 through June 30, 2007, when an additional increase to $13,750 was approved by our Board of Directors; (iii) we confirmed the previous granting of his existing pre-forward split stock options; and (iv) the Adnani Executive Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Adnani) prior to the effective date of such termination. See "Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with
Section 16(a) of the Exchange Act", "Item 10. Executive Compensation" and "Item 12 Certain Relationships and Related Transactions and Director Independence."

OPTION TO PURCHASE ASSETS AGREEMENT

On July 27, 2006, we entered into an option to purchase assets (the "Option") with High Plains Uranium Inc. ("High Plains"), pursuant to which we agreed to sell a portion of our unencumbered database which consisted of 813 mobile drill logs (e-logs and lithlogs), 242 Moore Energy logs and certain drill hole location maps, reserve calculations, survey data and core analyses (collectively, the "Cadena Database"). In accordance with the terms and provisions of the Option: (i) High Plains shall within 30 calendar days (the "Option Period") pay us a non-refundable cash payment in the aggregate amount of

$150,000, with an initial option payment of $25,000 which was received on the date of execution of the Option and the final option payment of $125,000 on or before the end of the Option Period, which $125,000 we have received as of the date of this Annual Report; (ii) High Plains shall issue to us 333,333 shares of their common stock; and (iii) High Plains shall pay a 1.0% royalty to the Company of the gross proceeds from the sale of uranium or substance derived from a specified area within the Option.

On January 19, 2007, High Plains Uranium Inc. ("HPU") completed a business combination agreement with Energy Metals Corp. ("EMC"), a listed Canadian reporting company. As a result, the 333,333 shares of HPU were exchanged for 53,763 shares of EMC. On August 10, 2007 Uranium One Inc. ("UOI"), a Canadian based public company listed on the Toronto Stock Exchange, completed an acquisition of all of the issued and outstanding shares of Energy Metals Corporation ("EMC"). As a result, the 53,763 shares of EMC were exchanged on a 1.15:1 basis and the Company received 61,827 shares of UOI. As of the date of this report the 61,827 shares of UOI had a fair market value of $690,608.

EPOCH FINANCIAL CONSULTING AGREEMENT

On February 1, 2007, we entered into a financial consulting agreement with Epoch Financial Group, Inc. ("Epoch") for a twelve-month term (the "Epoch Financial Consulting Agreement"). In accordance with the terms and provisions of the Epoch Financial Consulting Agreement: (i) Epoch will disseminate our news releases, investor packages, research reports and corporate and industry sector materials;
(ii) Epoch will promote investor awareness to the investment community; (iii) Epoch will arrange meetings with industry sector analysts, stock brokers and portfolio managers; and (iv) we will pay Epoch a monthly fee of $6,500 and issue to Epoch an aggregate of 2,500 restricted common shares per month.

HOLLEY OPTION AGREEMENT

On March 28, 2007, we entered into the Holley Option granting us the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain our option to acquire the assets, we are required to make the following option price payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

         a)   an initial payment of $25,000 on the execution date (paid);
         b)   a payment of $100,000 on March 28, 2007 (paid);
         c)   a payment of $475,000 on or before April 27, 2007 (paid);
         d)   a further payment of $500,000 on or before April 27, 2008; and
         e)   a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option we also reimbursed the Holley Option holders approximately $95,000 for prior regulatory property payments having been made to the New Mexico Bureau of Land Management. In addition, we will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, we may elect to purchase the royalty interest at a base cost of $300,000 for each 1% royalty interest we wish to acquire.

CIBOLA RESOURCES LLC

On April 27, 2007, with a reference date of April 26, 2007, the Company entered into a joint venture with NEI, a Wyoming corporation, in connection with the exploration of a property covering 6,717 acres located in Cibola County, New Mexico (the "Property"), for uranium resources. In connection with the joint venture, Cibola Resources, a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities as contemplated by the parties.

NEI acquired a ten year mining lease (the "Lease") to the Property from La Merced del Pueblo de Cebolleta, a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and Agreement between Cebolleta and NEI effective April 6, 2007 (the "Mining Lease Agreement"), and has contributed the Lease to Cibola Resources. Terms of the Lease provide for:

         a) $2,000,000 six months from April 14, 2007, the effective date of the original agreement ($980,000, representing our 49% interest was paid on October 4, 2007);
         b) $500,000 representing an advanced royalty, every 12 months from the effective date of the original agreement until uranium production begins (to be deducted from any royalties paid in that same year);
         c) $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study and all prior payments made to Cebolleta will be credited to the recoverable reserve payment;
         d) 4.50% to 8.00% production royalty payments depending upon the uranium sale price; and
         e)   $30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the joint venture.

OBARA BUILDERS CONSULTING SERVICES AGREEMENT

On August 15 2007, with an effective date of July 1, 2007, our Board of Directors authorized and approved the execution of the "Obara Builders Executive Services Agreement". The initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Obara Builders Ltd. Consulting Services Agreement: (i) Mr. Obara shall continue to provide duties to us commensurate with his current executive positions as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer; (ii) we shall pay to Obara Builders Ltd., a private company controlled by Pat Obara, a monthly fee of CAD $10,000; (iii) we approved the granting of stock options from time to time at such fair market exercise price or prices per Option Share as may be determined by our Board of Directors; and (iv) the Obara Builders Ltd. Consulting Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Obara) prior to the effective date of such termination. See "Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act", "Item 10. Executive Compensation" and "Item 12 Certain Relationships and Related Transactions and Director Independence."

CONSULTING AGREEMENTS

On March 29, 2007, we entered into a consulting services agreement for a period of six months (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) the consultant will provide advice on public and investor relations related matters and will arrange to generate a substantial interest for the Company in major European equity markets, specifically in Germany and Switzerland as well as provide introductions to the consultant's investor's network, potential private investors and investment advisors and various journalists of leading press agencies in Germany; (ii) we paid a retainer of approximately (euro)209,000 ($286,644 US); and (iii) we will pay a final installment of approximately (euro)91,178 ($125,050 US) due 90 days from the date of execution of the Consulting Agreement.

On April 6, 2007, we entered into a 12-month consulting services agreement valued at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

On September 15, 2007, we entered into a three month consulting services agreement valued at approximately (euro)84,000 ($116,633 US). Under the terms of the agreement we paid a retainer of approximately (euro)55,000 ($76,367 US) and will pay two additional installments of approximately (euro)10,000 ($13,885 US) each 30 and 60 days from the date of the agreement, respectively. Additionally, we will pay a service fee of approximately (euro)3,000 ($4,165 US) per month during the three month term. The consultant's duties are to: (a) consult with and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community and creating the foundation for subsequent financial public relations efforts; (b) introduce the Company to the financial community and including, but not limited to, retail brokers, buy side and sell side institutional managers, portfolio managers, analysts and financial public relations professionals; (c) with the cooperation of the Company, maintain an awareness during the continuance of the agreement of the Company's plans, strategy and personnel, as they may evolve during such period, and consult and assist the Company in communicating appropriate information regarding such plans, strategy and personnel to the financial community; (d) assist and consult with the Company with respect to its (i) relations with stockholders, (ii) relations with brokers, dealers, analysts and other investment professionals and
(iii) financial public relations generally; (e) perform the functions generally assigned to stockholder relations and public relations departments in major corporations and including, without limitation, responding to telephone and written inquiries; (f) upon and with the Company's direction and written approval, disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and the general investing public; (g) upon and with the Company's direction, conduct meetings, in person or by telephone, with brokers, dealers, analysts and other investment professionals to communicate with them regarding the Company's plans, goals and activities, and assist the Company in preparing for press conferences and other forums involving the media, investment professionals and the general investment public; (h) at the Company's request, review business plans, strategies, mission statements budgets, proposed transactions and other plans for the purpose of advising the Company of the public relations implications thereof; and (i) otherwise perform as the Company's consultant for public relations and relations with financial professionals as may be directed by the Company from time to time during the continuance of the agreement throughout the Continent of Europe.

KEY EMPLOYEES

Amir Adnani is our President and Chief Executive Officer, Pat Obara is our Chief Financial Officer and Harry L. Anthony is our Chief Operating Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing to consultants with special purpose contracts. We currently employee 23 persons on a full time basis and contract with approximately twelve individuals on a full time basis for ongoing services provided to us.

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

Our properties do not contain reserves in accordance with the definitions adopted by the US Securities and Exchange Commission (the "SEC") and there is no assurance that any exploration programs that we out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and has no known body of economic mineralization. The known mineralization at these projects has not yet been determined to be economic ore, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable orebody exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore. Any determination that our properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

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

Our long-term success depends on its ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of uranium exploration is determined in part by the following factors:

         a)   identification  of  potential  uranium   mineralization  based  on
              superficial analysis;
         b)   availability of government-granted exploration permits;
         c)   the quality of management and geological and technical  expertise;
              and
         d)   the capital available for exploration.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. As of July 31, 2007, we had an accumulated deficit of $33,163,154 and had incurred losses of approximately $16,193,375 during the seven months ended July 31, 2007. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for seven months ended July 31, 2007 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion And Analysis or Plan of Operation
- Going Concern."

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

AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL MINERALS EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods which may cause the forfeiture of the lease of that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

WE ARE A NEW ENTRANT INTO THE URANIUM MINERALS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of minerals exploration and development is subject to many risks and if uranium is found in economic quantities, the potential profitability of future possible uranium mining ventures depends upon factors beyond our control. The potential profitability of mining uranium properties if economic quantities of uranium are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved uranium reserves. We carry
property  and  liability  insurance,   but  cost  effective  insurance  contains
exclusions and limitations on coverage and may be unavailable in some circumstances.

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

THE MARKETABILITY OF NATURAL RESOURCES MAY BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us may be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of uranium and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Amir Adnani, our President, Chief Executive Officer, Principal Executive Officer and a director, Pat Obara, our Secretary, Treasurer, Chief Financial Officer, and Principal Accounting Officer, and Harry L. Anthony, our Chief Operating Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Some of our directors serve only part time and are subject to conflicts of interest. Some directors may devote part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our directors may be subject to conflicts of interest.

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

As of the date of this Annual Report, we have 37,612,088 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 3,653,583, 5,091,000 and 8,160,000 shares of our common stock pursuant to three separate SB-2 registration statements declared effective on December 5, 2005, October 20, 2006, and June 15, 2007, respectively. As a result of these registration statements, an aggregate of 16,904,583 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 17,539,087 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,832,500 stock options outstanding and an aggregate of 4,009,998 share purchase warrants outstanding. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

Because the market price of our common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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


ITEM 2. DESCRIPTION OF PROPERTY

We own 15.19 acres of real estate located in Goliad county, Texas. Our registered office is located at 9801 Anderson Mill Road, Suite 230, Austin Texas 78750. We have entered into office rental and service agreements as follows:

         a) We have a one year lease at $2,948 per month for our Texas corporate office at 9801 Anderson Mill Road, Suite 230, Austin, Texas 78750, which expires on April 30, 2008;

         b) We have a one year lease at $450 per month for our Goliad project office at 104 East Franklin, Suite 142, Goliad, Texas 77963, which expires on June 1, 2008;
         c)   We have a one  year  lease  at  $1,500  per  month  for our  Texas exploration office at 100 East Kleberg Street, Suite 210, Kingsville, Texas 78364, which expires on June 14, 2008;
         d) We have a two year lease at $2,446 per month for our New Mexico exploration office at 6100 Indian School NE, Suite 225, Albuquerque, New Mexico 87110, which expires on February 28, 2009;
         e) We have a two year lease at $946 per month for our Wyoming exploration office at 232 East 2nd Street, Suite 203, Casper, Wyoming 82601, which expires on May 31, 2009;
         f) We have a two year lease at $1,154 per month for our Texas district office at 400 Mann Street, Suite 900, Corpus Christi, Texas 78401, which expires on July 31, 2009; and
         g) We rent office space at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3, for our corporate administration office. There is no lease commitment and rent and expenses are paid on a month to month basis.


ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding; or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During seven months ended July 31, 2007, and through the date of this Annual Report, no matters were submitted to our shareholders for approval.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "URME:OB" on December 5, 2005. On September 28, 2007 shares of our common stock commenced trading on the American Stock Exchange under the symbol "UEC". The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Bulletin Board stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

________________________________________________________________________________
          PERIOD ENDED                        HIGH BID               LOW BID
________________________________________________________________________________
          July 31, 2007                        $4.20                  $3.11
          June 30, 2007                        $7.54                  $3.71
         March 31, 2007                        $9.35                  $2.80
        December 31, 2006                      $3.58                  $2.67
       September 30, 2006                      $3.25                  $1.72
          June 30, 2006                        $4.85                  $2.00
         March 31, 2006                        $7.33                  $0.83
        December 31, 2005                       $Nil                   $Nil
________________________________________________________________________________

As of .the date of this Annual Report we had 64 registered shareholders.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:


______________________________________________________________________________________________________________________
                                                                                             NUMBER OF SECURITIES
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE     REMAINING AVAILABLE FOR
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND      EQUITY COMPENSATION PLANS
PLAN CATEGORY                      WARRANTS AND RIGHTS (A)            RIGHTS (B)                 (EXCLUDING (A))
______________________________________________________________________________________________________________________
Equity Compensation Plans                       3,832,500         $              1.44                    1,760,000
Approved by Security Holders
(2006 Stock Incentive Plan)
Equity Compensation Plans Not
Approved by Security Holders
(*)                                             4,009,998         $              2.66                          Nil
______________________________________________________________________________________________________________________


2006 STOCK INCENTIVE PLAN

On December 19, 2005, our Board of Directors authorized and approved the adoption of the 2005 Stock Option Plan effective December 19, 2005. On October 10, 2006, we adopted the 2006 Stock Incentive Plan (the "2006 Plan") in place of the 2005 Stock Option Plan, under which an aggregate of 10,000,000 of our shares may be issued. All securities issued under the 2005 Stock Option Plan are covered by the 2006 Plan.

The purpose of the 2006 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things: (i) the persons to be granted awards under the 2006 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. We may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2006 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the 2006 Plan. If the administrator under the 2006 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", he or she shall immediately forfeit all rights to any of the awards outstanding. The 2006 Plan is subjective to approval by our shareholders within 12 months from the date of adoption of the 2006 Plan by our Board of Directors.

During seven months ended July 31, 2007 and through the date of this Annual Report, we granted an aggregate of 1,030,000 stock options at exercise prices ranging from $3.30 per share to $5.70 per share. During the same period, a total of 995,000 stock options were exercised at varying exercise prices resulting in the receipt of aggregate proceeds of $745,000.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 4,009,998 common stock purchase warrants issued and outstanding. During the seven months ended July 31, 2007, and through the date of this Annual Report, we issued an aggregate 159,998 common stock purchase warrants. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in private placements, and related to private placements as follows:
(i) on January 3, 2007, we issued 100,000 warrants to acquire up to 100,000 shares at an exercise price of $3.00 per share until the latter of (a) 18 months from the date of issuance or (b) nine months commencing from the effective date of the pending Registration Statement (the "January 2007 Warrants"), and (ii) on June 15, 2007, we issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. See " -- Recent Sales of Unregistered Securities."

Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333-127185 (the "Registration Statement), under the Securities Act, an aggregate of 2,700,000 shares of common stock underlying certain common stock purchase warrants, some of which are described above, were registered with an effective date of June 15, 2007.

During the seven months ended July 31, 2007, a total of 1,283,500 share purchase warrants have been exercised for aggregate proceeds of $2,908,750.

RECENT SALES OF UNREGISTERED SECURITIES

During the seven months ended July 31, 2007, and through the date of this Annual Report, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

JANUARY 2007 PRIVATE PLACEMENT OFFERING

On January 3, 2007, we closed a private placement offering (the "January 2007 Private Placement Offering"), whereby we issued an aggregate of 200,000 units at a price of $2.50 per unit (the "January 2007 Units"). Each January 2007 Unit consists of one share of common stock and one-half of one warrant (the "January 2007 Warrant"). We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the shares issuable upon exercise of the January 2007 Warrants. Each whole January 2007 Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share during the period commencing on the date of issuance and ending on the day which is the latter of: (i) 18 months from the date of issuance; or (ii) nine months commencing from the effective date of the registration statement.

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

We have filed a Registration Statement on Form SB-2 under the Securities Act to register an aggregate of 8,100,000 shares of our common stock, of which 2,700,000 are shares underlying the respective warrants. The Registration Statement was declared effective by the SEC on June 15, 2007.

MINERAL ASSET OPTION AGREEMENT

On April 11, 2007, we issued an aggregate of 750,000 shares of our restricted common stock in accordance with the terms and provisions of a mineral asset Option agreement with Brad Moore dated October 11, 2005. The 750,000 shares represented the final obligation due towards the completion of the Option agreement. In accordance with the terms and provisions of the Option agreement, title to the properties to be acquired was transfer upon payment of all remaining stock required under the Option. During the Option term we had the right as operator to conduct or otherwise direct all exploration on the properties to be acquired.

CONSULTING SERVICES AGREEMENT

On February 1, 2007, we entered into a consulting services agreement which included an obligation to issue 2,500 shares of our restricted common stock per month. In accordance with the terms and provisions of the agreement, to date we have issued a total of 12,500 shares of our restricted common stock. The issuance of the shares represents the commitment from February 2007 through June 2007.

WARRANTS

On June 15, 2007, we issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with us. These warrants were issued as liquidated damages resulting from the Company's delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of our restricted common stock under the same terms as the original warrants issued at the closing of the private placement of December 22, 2006.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements as at and for the seven months ended July 31, 2007 and for the fiscal year ended December 31, 2006 and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue and incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

SEVEN MONTHS ENDED JULY 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006

We are an exploration stage company and net revenues during the seven months ended July 31, 2007, and fiscal year ended December 31, 2006, were $Nil. Our net loss for the seven months ended July 31, 2007, was $16,193,375, compared to a net loss of $14,818,318 during fiscal year ended December 31, 2006.

Operating expenses incurred during the seven months ended July 31, 2007, increased to $16,719,832 from $14,924,525 incurred during the fiscal year ended December 31, 2006. The increase is primarily due to the expansion of current operations and the corresponding change in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

         a) Consulting fees decreased to $253,026 during the seven months ended July 31, 2007, from $708,555 during the fiscal year ended December 31, 2006, due primarily to the shorter reporting period and decreases in costs relating to investor relations from unrelated service providers;
         b) Consulting fees - stock-based decreased to $704,058 during the seven months ended July 31, 2007, from $4,665,967 during the fiscal year ended December 31, 2006, due primarily to a reduction in the number of stock options issued as compensation to consultants during the current period;
         c) Depreciation increased to $49,562 during the seven months ended July 31, 2007, from $19,737 during the fiscal year ended December 31, 2006, due to significant investments in property and equipment during the current fiscal period and the last half of the prior fiscal year;
         d) General and administrative costs decreased to $2,246,054 during the seven months ended July 31, 2007, from $2,496,900 during the fiscal year ended December 31, 2006, due to the expansion in operations and personnel during the current fiscal period which is offset by the shorter reporting period;
         e) Impairment loss on mineral properties increased to $8,267,100 during the seven months ended July 31, 2007, from $3,022,311 during the fiscal year ended December 31, 2006. Current year acquisition costs that have been written off to impairment include approximately $1,500,000 relating to Cibola Resources, and approximately $5,400,000 in stock-based acquisition costs due to the high valuation of the remaining shares issued pursuant to the Brad Moore Option agreement;
         f) Interest and finance charges increased to $116,396 during the seven months ended July 31, 2007, from $Nil during the fiscal year ended December 31, 2006, due to a current period expense realized on the issuance of warrants resulting from delays in an SB-2 Registration Statement becoming effective;
         g) Management fees decreased to $302,697 during the seven months ended July 31, 2007, from $647,248 during the fiscal year ended December 31, 2006, due primarily to bonuses paid in the prior year and the shorter reporting period;
         h) Management fees - stock-based increased to $1,774,500 during the seven months ended July 31, 2007, from $923,253 during the fiscal year ended December 31, 2006, due to the higher valuation of options issued as compensation to management during the current period;
         i) Mineral property expenditures increased to $2,453,001 during the seven months ended July 31, 2007, from $1,693,912 during the fiscal year ended December 31, 2006, due to the expansion of exploration activities over the prior period, where exploration was carried out primarily in the later stages of the year;
         j) Professional fees increased to $317,347 during the seven months ended July 31, 2007, from $315,564 during the fiscal year ended December 31, 2006, due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in the Company's operations, which are offset by the shorter reporting period; and
         k) Wages and benefits - stock-based decreased to $236,213 during the seven months ended July 31, 2007, from $431,078 during the fiscal year ended December 31, 2006, due primarily to a reduction in the number of options issued as compensation to employees during the current period.

Of the $16,719,832 incurred as operating expenses during the seven months ended July 31, 2007, an aggregate of $302,697 was incurred payable to certain officers and directors in management and consulting fees. Of the $302,697: (i) we incurred to our President and Chief Executive Officer an aggregate of $88,750 in connection with performance of managerial, administrative and business development services; (ii) we incurred to our Chief Operating Officer an aggregate of $93,750 in connection with performance of managerial and operational services; and (iii) we incurred to our Chief Financial Officer an aggregate of $51,707 in connection with performance of administrative and financial services. As of the date of this Annual Report there were no amounts due and owing to our directors and officers. We also paid $20,745 in consulting fees and $11,980 in media and website development and hosting fees to private companies controlled by direct family members of two directors. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions and Director Independence."

Interest and other income increased to $331,286 during the seven months ended July 31, 2007, from $106,207 during the fiscal year ended December 31, 2006, due to significantly higher cash balances maintained throughout the current period.

Deferred tax benefit increased to $195,171 during the seven months ended July 31, 2007 from $Nil during the fiscal year ended December 31, 2006. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the seven months ended July 31, 2007, was $16,193,375 or ($0.45) per share, compared to a net loss of $14,818,318 or ($0.56) per share during the fiscal year ended December 31, 2006. The weighted average number of shares outstanding was 36,389,384 for the seven months ended July 31, 2007, compared to 26,342,512 for the fiscal year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

SEVEN MONTHS ENDED JULY 31, 2007

At July 31, 2007, we had $9,083,453 in cash and cash equivalents. Generally, we have financed operations to date through the proceeds of private placements in addition to stock option and warrant exercises.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the seven months ended July 31, 2007, net cash flows used in operating activities was $5,295,863, compared to $5,838,523 for the fiscal year ended December 31, 2006. The current period balance consisting primarily of the net loss of $16,193,375 adjusted by $8,267,100 to eliminate the impairment loss on mineral properties and by $2,714,771 to eliminate non-cash stock compensation expense.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the issuance of equity. For the seven months ended July 31, 2007, net cash flows from financing activities was $3,712,919, compared to $19,912,749 for the fiscal year ended December 31, 2006. The current period balance consists of proceeds received from the sale of our common stock. We completed a private placement financing in January 2007 whereby we sold an aggregate of 200,000 units at a price of $2.50 per unit for gross proceeds of $500,000. Additionally, during the seven months ended July 31, 2007, a total of 995,000 shares of our common stock were issued pursuant to stock option exercises for aggregate proceeds of $745,000, and a total of 1,297,400 shares of our common stock were issued pursuant to warrant exercises for aggregate proceeds of $2,943,500.

CASH FLOWS FROM INVESTING ACTIVITIES

For the seven months ended July 31, 2007, our net cash flows used in investing activities was $2,914,980, compared to $600,009 for the fiscal year ended December 31, 2006. Investing activities consisted primarily of the acquisition of mineral properties, including approximately $1,500,000 for our share of Cibola Resources and approximately $700,000 for the Holley acquisition.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATIONS AND FUNDING

Our existing working capital is expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During the seven months ended July 31, 2007, we engaged in a private placement offering under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placements, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

         a) During January 2007, we closed the January 2007 Private Placement Offering in the aggregate amount of 200,000 January 2007 Units at a subscription price of $2.50 per January 2007 Unit for aggregate gross proceeds of $500,000. The aggregate January 2007 Units comprised 200,000 shares of our restricted common stock and 100,000 January 2007 Warrants with piggyback registration rights for all securities underlying the January 2007 Units issued. The January 2007 Units are exercisable at $3.00 per share for a term commencing on the date of issuance and ending on the latter of:
              (i) 18 months from the date of issuance, or (ii) nine months commencing from the effective date of the proposed registration statement; and
         b) There were no fees due or payable in connection with the January 2007 private Placement Offering.

We filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 8,100,000 shares, inclusive of the 5,400,000 common shares issued in the respective private placement offerings and the 2,700,000 common shares underlying the respective warrants. The Registration Statement was declared effective by the SEC on June 15, 2007.

GOING CONCERN

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at July 31, 2007, we have working capital of $9,593,650 and an accumulated deficit of $33,163,154 (December 31, 2006 - $16,969,779). Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options for net proceeds of $24,805,196 from the issuance of shares of the our common stock.

MATERIAL COMMITMENTS

On February 1, 2007, we entered into a financial consulting agreement for a 12 month term. Under the terms of the agreement, the consultant will: (i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; (ii) promote investor awareness and manage financial public relations to the investment community; and (iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. We will pay the consultant $6,500 and 2,500 restricted common shares per month.

On March 29, 2007, we entered into a six month consulting services agreement valued at approximately (euro)300,178 ($411,694 US). The consultant will provide advice on public and investor relations related matters and will arrange to generate a substantial interest for the Company in major European equity
markets,   specifically   in  Germany  and   Switzerland   as  well  as  provide
introductions to the consultant's investor's network, potential private investors and investment advisors and various journalists of leading press agencies in Germany. Under the terms of the agreement we paid a retainer of approximately (euro)209,000 ($286,644 US) and will pay a final installment of approximately (euro)91,178 ($125,050 US) which was due 90 days from the date of the agreement.

On April 6, 2007, we entered into a twelve month consulting services agreement at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

We are currently leasing office premises in New Mexico, Texas and Wyoming with total monthly payments of $9,444, with all agreements having a maximum term of no more than three years.

We are also committed to pay our key executives a total of approximately $305,500 per year. See "Item 10. Executive Compensation" and "Item. 13. Certain Relationships and Related Transaction and Director Independence."

PURCHASE OF SIGNIFICANT EQUIPMENT

Effective May 29, 2007, we committed to spend approximately $140,000 to acquire a PFN assay tool and $120,000 to build a second logging truck which is currently under construction. As of the date of this Annual Report a total of $65,000 has been paid towards these commitments and has been included with vehicles.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Mineral property acquisition costs are initially capitalized when incurred in accordance with EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets". At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets". If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

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

As of July 31, 2007, we have not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

RESTORATION AND REMEDIATION COSTS (ASSET RETIREMENT OBLIGATIONS)

Various federal and state mining laws and regulations require us to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs.

In March 2005, the FASB issued Interpretation 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations"--an interpretation of FASB No. 143. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by our engineering studies calculating the cost of future of surface and groundwater activities.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.

FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, restricted cash, other current monetary assets, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Our operations and financing activities are conducted primarily in United States dollars, and as a result we are not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that we are not exposed to significant credit risk.

STOCK-BASED COMPENSATION

On January 1, 2006, the we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertain Tax Positions". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this Interpretation on January 1, 2007. There is no impact to our financial position as a result of this adoption.

In December 2006 the FASB issued FSP EITF 00-19-02, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. We have adopted this Interpretation on January 1, 2007. The impact to our financial position and results of operations as a result of this adoption is disclosed in the Notes to our July 31, 2007 Financial Statements.

In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS


                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS


                                  JULY 31, 2007



















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

[LOGO] ERNST & YOUNG

ERNST & YOUNG LLP
CHARTERED ACCOUNTANTS
Pacific Centre
700 West Georgia Street
P.O. Box 10101
Vancouver, British Columbia V7Y 1C7

Phone: 604 891-8200
Fax:   604 643-5422


                                AUDITORS' REPORT


To the Stockholders of
URANIUM ENERGY CORP.
(an exploration stage enterprise)

We have audited the accompanying balance sheet of Uranium Energy Corp. (the "Company"), an exploration stage enterprise as of July 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the period then ended, and for the period May 16, 2003 (inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2006, and for the period May 16, 2003 (inception) through December 31, 2006, were audited by other auditors whose report dated February 26, 2007 expressed an unqualified opinion on those statements. The financial statements for the period May 16, 2003 (inception) through December 31, 2006 include total net loss of $16,969,779. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period May 16, 2003 (inception) through July 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at July 31, 2007, and the results of its operations and its cash flows for the period then ended and the period from May 16, 2003 (inception) through July 31, 2007, in conformity with U.S. generally accepted accounting principles.


                                                    /s/ ERNST & YOUNG LLP


Vancouver, Canada,
September 28, 2007                                  Chartered Accountants


                 A MEMBER FIRM OF ERNST & YOUNG GLOBAL LIMITED





                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS


______________________________________________________________________________________________________________________________

                                                                                   July 31, 2007         December 31, 2006
______________________________________________________________________________________________________________________________

CURRENT ASSETS
     Cash and cash equivalents                                                   $         9,083,453     $        13,581,377
     Restricted cash (Note 3)                                                                  4,500                 136,458
     Available-for-sale securities (Note 4)                                                  717,198                 235,040
     Accounts and interest receivable                                                          4,415                  20,020
     Prepaid expenses and deposits                                                           163,240                  19,796
______________________________________________________________________________________________________________________________
                                                                                           9,972,806              13,992,691

PROPERTY AND EQUIPMENT (Notes 5 and 6)                                                       553,530                 205,004
______________________________________________________________________________________________________________________________
                                                                                 $        10,526,336     $        14,197,695
==============================================================================================================================

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $           379,156     $           306,462
     Due to related parties (Note 7)                                                               -                 225,581
______________________________________________________________________________________________________________________________
                                                                                             379,156                 532,043
______________________________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY
     Capital stock (Note 8)
     Common stock $0.001 par value: 750,000,000 shares authorized
       37,612,088 shares issued and outstanding
       (December 31, 2006 - 34,371,088)                                                       37,612                  34,371
     Additional paid-in capital                                                           42,950,985              30,597,518
     Common share and warrant proceeds                                                        34,750                 250,000
     Deferred compensation                                                                         -                (246,458)
     Deficit accumulated during the exploration stage                                    (33,163,154)            (16,969,779)
     Accumulated other comprehensive income                                                  286,987                       -
______________________________________________________________________________________________________________________________
                                                                                          10,147,180              13,665,652
______________________________________________________________________________________________________________________________
                                                                                 $        10,526,336     $        14,197,695
==============================================================================================================================


COMMITMENTS (Notes 5, 6 and 10)


   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS


______________________________________________________________________________________________________________________________
                                                                                                           For the Period
                                                                   Seven Months                           from May 16, 2003
                                                                      Ended             Year Ended         (inception) to
                                                                  July 31, 2007      December 31, 2006      July 31, 2007
______________________________________________________________________________________________________________________________

EXPENSES
     Consulting fees                                             $        253,026     $        708,555     $        961,581
     Consulting fees - stock based (Note 8)                               704,058            4,665,967            6,054,033
     Depreciation                                                          49,562               19,737               69,299
     General and administrative                                         2,246,054            2,496,900            4,893,227
     Impairment loss on mineral properties (Note 5)                     8,267,100            3,022,311           11,934,236
     Interest and finance charges (Note 8)                                116,396                    -              116,396
     Management fees                                                      302,697              647,248            1,123,406
     Management fees - stock based (Note 8)                             1,774,500              923,253            2,697,753
     Mineral property expenditures (Note 5)                             2,453,001            1,693,912            4,535,767
     Professional fees                                                    317,225              315,564              742,829
     Wages and benefits - stock based (Note 8)                            236,213              431,078              667,291
______________________________________________________________________________________________________________________________
                                                                       16,719,832           14,924,525           33,795,818
______________________________________________________________________________________________________________________________
LOSS BEFORE OTHER ITEMS                                               (16,719,832)         (14,924,525)         (33,795,818)
______________________________________________________________________________________________________________________________
OTHER ITEMS
     Interest income                                                      319,824               76,494              396,318
     Other income                                                          11,462               29,713               41,175
______________________________________________________________________________________________________________________________
                                                                          331,286              106,207              437,493
______________________________________________________________________________________________________________________________
LOSS BEFORE INCOME TAXES                                              (16,388,546)         (14,818,318)         (33,358,325)
INCOME TAXES
     Deferred income tax benefit                                          195,171                    -              195,171
______________________________________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                                               (16,193,375)         (14,818,318)         (33,163,154)
OTHER COMPREHENSIVE INCOME
     (NET OF INCOME TAXES)                                                286,987                    -              286,987
______________________________________________________________________________________________________________________________
TOTAL COMPREHENSIVE LOSS                                         $    (15,906,388)    $    (14,818,318)    $    (32,876,167)
     FOR THE PERIOD
==============================================================================================================================
BASIC AND DILUTED NET
     LOSS PER SHARE                                              $         (0.45)     $         (0.56)
========================================================================================================
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING,
     BASIC AND DILUTED                                                 36,389,384           26,342,512
========================================================================================================



   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY, CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2007


____________________________________________________________________________________________________________________________

                                                       Common Stock            Additional     Subscriptions     Deferred

                                                  Shares         Amount      Paid-in Capital    Received      Compensation
____________________________________________________________________________________________________________________________

Balance, May 16, 2003                                     -    $         -    $           -    $         -    $         -
Net loss for the period                                   -              -                -              -              -
____________________________________________________________________________________________________________________________
Balance, December 31, 2003                                -              -                -              -              -

Common stock
     Issued for cash at $0.0013 per share        11,550,000          7,700            7,700              -              -
     Issued for cash at $0.20 per share           2,413,936          1,610          481,186              -              -
     Issued on the conversion of debenture
       at $0.0013 per share                       2,250,000          1,500            1,500              -              -
     Issued on the conversion of debenture
       at $0.20 per share                            35,000             23            6,977              -              -
     Issued on settlement of debts                   79,647             53           15,876              -              -

Net loss for the year                                     -              -                -              -              -
____________________________________________________________________________________________________________________________
Balance, December 31, 2004                       16,328,583         10,886          513,239              -              -

Common stock
     Issued for cash at $0.333 per share          1,357,500            905          451,595              -              -
     Issued pursuant to mineral property
       expenditures                                 825,000            550          274,450              -              -
     Issued pursuant to service agreements        1,950,000          1,300          648,700              -       (650,000)

Stock based compensation                                  -              -          684,008              -              -

Reclassification for stock split                          -          6,820           (6,820)             -              -
Net loss for the year                                     -              -                -              -              -
____________________________________________________________________________________________________________________________
Balance, December 31, 2005                       20,461,083    $    20,461    $   2,565,172    $         -    $  (650,000)
____________________________________________________________________________________________________________________________

______________________________________________________________________________________________
                                                                Accumulated
                                                Accumulated       Other          Stockholders'
                                                               Comprehensive
                                                 Deficit          Income           Equity
______________________________________________________________________________________________
Balance, May 16, 2003                          $          -    $          -     $          -
Net loss for the period                             (24,486)              -          (24,486)
______________________________________________________________________________________________
Balance, December 31, 2003                          (24,486)              -          (24,486)

Common stock
     Issued for cash at $0.0013 per share                 -               -           15,400
     Issued for cash at $0.20 per share                   -               -          482,796
     Issued on the conversion of debenture
       at $0.0013 per share                               -               -            3,000
     Issued on the conversion of debenture
       at $0.20 per share                                 -               -            7,000
     Issued on settlement of debts                        -               -           15,929

Net loss for the year                              (128,170)              -         (128,170)
______________________________________________________________________________________________
Balance, December 31, 2004                         (152,656)              -          371,469

Common stock
     Issued for cash at $0.333 per share                  -               -          452,500
     Issued pursuant to mineral property
       expenditures                                       -               -          275,000
     Issued pursuant to service agreements                -               -                -

Stock based compensation                                  -               -          684,008

Reclassification for stock split                          -               -                -
Net loss for the year                            (1,998,805)              -       (1,998,805)
______________________________________________________________________________________________
Balance, December 31, 2005                     $ (2,151,461)   $          -     $   (215,828)
______________________________________________________________________________________________




                              URANIUM ENERGY, CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2007


____________________________________________________________________________________________________________________________

                                                       Common Stock            Additional     Subscriptions     Deferred

                                                  Shares         Amount      Paid-in Capital    Received      Compensation
____________________________________________________________________________________________________________________________

Balance, December 31, 2005                       20,461,083    $    20,461    $   2,565,172    $         -    $  (650,000)

Common stock
     Issued for cash at $1.00 per share             300,000            300          299,700              -              -
     Issued for cash at $2.00 per share           2,525,000          2,525        5,047,475              -              -
     Issued for cash at $2.50 per share           5,200,000          5,200       12,994,800        250,000              -
     Issued on the exercise of options            3,137,505          3,137        1,622,563              -              -
     Issued pursuant to mineral property
       expenditures                               1,518,750          1,519        2,592,231              -              -
     Issued pursuant to service agreements
       - consulting services                      1,172,500          1,173        1,156,327              -       (246,458)
       - property expenditures                       56,250             56          138,694              -              -

Share issuance costs                                      -              -         (329,700)             -              -

Stock based compensation
     - options issued for consulting services             -              -        2,130,149              -              -
     - options issued for management fees                 -              -          273,253              -              -
     - options issued for property
expenditures                                              -              -           57,250              -              -
     - options issued for wages and benefits              -              -          431,078              -              -
     - warrants issued for consulting
services                                                  -              -        1,618,526              -              -

Amortization of deferred compensation                     -              -                -              -        650,000
Net loss for the year                                     -              -                -              -              -
____________________________________________________________________________________________________________________________
Balance, December 31, 2006                       34,371,088    $    34,371    $  30,597,518    $   250,000    $  (246,458)
____________________________________________________________________________________________________________________________

______________________________________________________________________________________________
                                                                Accumulated
                                               Accumulated         Other        Stockholders'
                                                               Comprehensive
                                                 Deficit          Income           Equity
______________________________________________________________________________________________

Balance, December 31, 2005                     $ (2,151,461)   $          -     $   (215,828)

Common stock
     Issued for cash at $1.00 per share                   -               -          300,000
     Issued for cash at $2.00 per share                   -               -        5,050,000
     Issued for cash at $2.50 per share                   -               -       13,250,000
     Issued on the exercise of options                    -               -        1,625,700
     Issued pursuant to mineral property
       expenditures                                       -               -        2,593,750
     Issued pursuant to service agreements
       - consulting services                              -               -          911,042
       - property expenditures                            -               -          138,750

Share issuance costs                                      -               -         (329,700)

Stock based compensation
     - options issued for consulting services             -               -        2,130,149
     - options issued for management fees                 -               -          273,253
     - options issued for property
expenditures                                              -               -           57,250
     - options issued for wages and benefits              -               -          431,078
     - warrants issued for consulting
services                                                  -               -        1,618,526

Amortization of deferred compensation                     -               -          650,000
Net loss for the year                           (14,818,318)              -      (14,818,318)
______________________________________________________________________________________________
Balance, December 31, 2006                     $(16,969,779)   $          -     $ 13,665,652
______________________________________________________________________________________________




                              URANIUM ENERGY, CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2007


____________________________________________________________________________________________________________________________

                                                       Common Stock            Additional     Subscriptions     Deferred

                                                  Shares         Amount      Paid-in Capital    Received      Compensation
____________________________________________________________________________________________________________________________
Balance, December 31, 2006                       34,371,088    $    34,371    $  30,597,518    $   250,000    $  (246,458)

Common stock
     Issued for cash at $2.50 per share             200,000            200          499,800       (250,000)             -
     Issued on the exercise of options              995,000            995          744,004              -              -
     Issued on the exercise of warrants           1,283,500          1,284        2,907,467         34,750              -
     Issued pursuant to mineral property
       acquisitions                                 750,000            750        5,369,250              -              -
     Issued pursuant to consulting service
       agreements                                    12,500             12           74,713              -              -

Stock based compensation
     - options issued for consulting services             -              -          382,875              -              -
     - options issued for management fees                 -              -        1,774,500              -              -
     - options issued for property
expenditures                                              -              -          248,250              -              -
     - options issued wages and benefits                  -              -          236,212              -              -

Warrants issued as penalties pursuant
     to private placement agreements                      -              -          116,396              -              -

Amortization of deferred compensation                     -              -                -              -        246,458
Net loss for the period                                   -              -                -              -              -
Unrealized gain on available-for-sale
securities                                                -              -                -              -              -
____________________________________________________________________________________________________________________________
Balance, July 31, 2007                           37,612,088    $    37,612    $  42,950,985    $    34,750    $         -
============================================================================================================================


______________________________________________________________________________________________
                                                                Accumulated
                                                Accumulated       Other         Stockholders'
                                                               Comprehensive
                                                 Deficit          Income           Equity
______________________________________________________________________________________________
Balance, December 31, 2006                     $(16,969,779)   $          -     $ 13,665,652

Common stock
     Issued for cash at $2.50 per share                   -               -          250,000
     Issued on the exercise of options                    -               -          744,999
     Issued on the exercise of warrants                   -               -        2,943,501
     Issued pursuant to mineral property
       acquisitions                                       -               -        5,370,000
     Issued pursuant to consulting service
       agreements                                         -               -           74,725

Stock based compensation
     - options issued for consulting services             -               -          382,875
     - options issued for management fees                 -               -        1,774,500
     - options issued for property
expenditures                                              -               -          248,250
     - options issued wages and benefits                  -               -          236,212

Warrants issued as penalties pursuant
     to private placement agreements                      -               -          116,396

Amortization of deferred compensation                     -               -          246,458
Net loss for the period                         (16,193,375)              -      (16,193,375)
Unrealized gain on available-for-sale
securities                                                -         286,987          286,987
______________________________________________________________________________________________
Balance, July 31, 2007                         $(33,163,154)   $    286,987     $ 10,147,180
==============================================================================================

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.


   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS


______________________________________________________________________________________________________________________________
                                                                   Seven Months          Year Ended         For the Period
                                                                                                           From May 16, 2003
                                                                       Ended                                (inception) to
                                                                   July 31, 2007      December 31, 2006      July 31, 2007
______________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                           $    (16,193,375)    $    (14,818,318)    $    (33,163,154)
Adjustments to reconcile net loss to net cash
from operating activities:
     Stock based compensation                                            2,714,771            6,020,298            9,419,077
     Impairment loss on mineral properties                               8,267,100            3,022,311           11,934,236
     Non-cash interest and finance charges                                 116,396                    -              116,396
     Non-cash reduction of mineral property expenditures                         -             (235,040)            (235,040)
     Depreciation                                                           49,562               19,736               69,298
     Deferred income tax benefit                                          (195,171)                   -             (195,171)
Changes in operating assets and liabilities:
     Accounts and interest receivable                                       15,605              (20,020)              (4,415)
     Prepaid expenses and deposits                                        (143,444)             (19,496)            (142,713)
     Accounts payable and accrued liabilities                               72,693              192,006              367,628
______________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN OPERATING ACTIVITIES                             (5,295,863)          (5,838,523)         (11,833,858)
______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of shares for cash                                         3,938,500           20,225,700           25,114,896
     Convertible debenture proceeds                                              -                    -               20,000
     Share issuance costs                                                        -             (329,700)            (329,700)
     Advances from related parties                                               -               16,749              225,581
     Repayments to related parties                                        (225,581)                   -             (225,581)
______________________________________________________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                 3,712,919           19,912,749           24,805,196
______________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of mineral properties                                  (2,648,850)            (238,811)          (3,260,557)
     Purchase of property and equipment                                   (398,088)            (224,740)            (622,828)
     Restricted cash                                                       131,958             (136,458)              (4,500)
______________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN INVESTING ACTIVITIES                             (2,914,980)            (600,009)          (3,887,885)
______________________________________________________________________________________________________________________________

(DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                               (4,497,924)          13,474,217            9,083,453
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                13,581,377              107,160                    -
______________________________________________________________________________________________________________________________
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $      9,083,453     $     13,581,377     $      9,083,453
==============================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in bank                                                 $         90,564     $        579,535     $         90,564
     Term deposits                                                       8,992,889           13,001,842            8,992,889
______________________________________________________________________________________________________________________________
                                                                  $      9,083,453     $     13,581,377     $      9,083,453
==============================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)

   The accompanying notes are an integral part of these financial statements.

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


NOTE 1:           NATURE OF OPERATIONS
________________________________________________________________________________

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To July 31, 2007, interests in approximately 47,693 net acres of mineral properties have been staked or leased by the Company, including 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC of which the Company holds a 49% interest.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at July 31, 2007, the Company has working capital of $9,593,650 and an accumulated deficit of $33,163,154. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $24,805,196 from the issuance of shares of the Company's common stock.


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

USE OF ESTIMATES
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures to resource property interests and depreciation of property and equipment. Actual results could differ from those estimates.

MINERAL PROPERTY COSTS
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

RESTORATION AND REMEDIATION COSTS (ASSET RETIREMENT OBLIGATIONS)
Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs.

In March 2005, the FASB issued Interpretation 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations"--an interpretation of FASB No. 143. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by the Company's engineering studies calculating the cost of future surface and groundwater activities.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.

FINANCIAL INSTRUMENTS
The fair values of cash and cash equivalents, restricted cash, other current monetary assets, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

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

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2007 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

STOCK-BASED COMPENSATION
On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. On a quarerly basis, the Company estimates expected forfeitures and updates the valuation accordingly.

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

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

                  Computer Equipment                  3 years
                  Exploration Equipment               5 years
                  Furniture and Fixtures              5 years
                  Leasehold Improvements        term of lease
                  Vehicles                            5 years

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


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


NOTE 4:           AVAILABLE-FOR-SALE SECURITIES
________________________________________________________________________________

Available-for-sale securities consist of shares in a publicly traded company listed on the NYSE Arca and Toronto Stock Exchanges. As of July 31, 2007 the Company reported the available-for-sale securities at market value and accordingly, recorded a $482,158 unrealized gain which has been reported as other comprehensive income, net of income taxes.


NOTE 5:           MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

URANIUM EXPLORATION
Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


As of July 31, 2007, a total of 54,996 gross acres (47,693 net mineral acres) of mineral properties have been staked or leased pursuant to option agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $2,648,850, excluding the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of July 31, 2007, total yearly recurring maintenance payments of $224,020 are required to maintain existing mineral leases.

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

NEI acquired a ten year mining lease (the "Lease") to the Property from La Merced del Pueblo de Cebolleta ("Cebolleta"), a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and Agreement between Cebolleta and NEI effective April 6, 2007 (the "Mining Lease Agreement"), and has contributed the Lease to Cibola. Terms of the Lease provide for:

         (a)  initial payments of $3,000,000 (paid by NEI);
         (b) an additional cash payment of $2,000,000 six months from the effective date of the Lease (due October 14, 2007) ($980,000, being the Company's portion was paid subsequently);
         (c) every year after April 6, 2007 until uranium production begins, an advance royalty of $500,000 (to be deducted from any royalties paid in that same year);

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


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

The Company has reimbursed an aggregate of $1,470,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $117,729 in exploration costs on behalf of Cibola for a cumulative contribution of $1,578,729. As an exploration stage company, Cibola has no assets or liabilities as of July 31, 2007 and accordingly, $1,506,750 in acquisition costs were capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

In December 2003, FASB issued FIN 46(R) "Consolidation of Variable Interest Entities" which requires investors to consolidate the financial information of investees in which they are the primary beneficiary. The Company is not the primary beneficiary in Cibola and accordingly, no consolidated financial information is required.

HISTORICAL MINING DATABASES
On November 28, 2006 the Company entered into an option agreement to purchase a database covering prospects primarily in Wyoming and New Mexico. The agreement called for a $25,000 payment at the date of execution (paid) and an additional $25,000 prior to the end of the six month option period (paid). Additionally, the Company issued 50,000 stock options with an estimated fair value of $114,500, of which 25,000 options vested upon execution and the remaining 25,000 options vested at the end of the six month term. The agreement also calls for a 1% royalty on any mined substance produced on any mineral interest or claim covered by the database. The $101,750 fair value of the remaining options vesting on May 28, 2007 was recorded as mineral property acquisition costs during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.24%, a dividend yield of 0%, and an expected volatility of 95%.

On January 2, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico. Consideration for the asset purchase was a one time cash payment of $20,000 (paid) and 50,000 stock options vesting as to 25,000 option shares upon the effective date of the agreement and the final 25,000 option shares vesting six months from the effective date of the agreement. Should the Company or any party related to the Company acquire any mineral property interest within the prospects covered by the database, the Company will be obligated to pay an overriding royalty of 1% or 2% on lands with and without an underlying royalty interest respectively. The $146,500 fair value of the options at the date of grant was recorded as mineral property acquisition costs during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113%.

Mineral property acquisition costs on a regional basis are as follows:


______________________________________________________________________________________________________________________________
                                                                                                          For the Period
                                                              Seven Months                              From May 16, 2006
                                                                 Ended              Year Ended            (inception) to
                                                             July 31, 2006        December 31, 2006        July 31, 2007
______________________________________________________________________________________________________________________________

CAPITALIZED ACQUISITION COSTS
       Arizona                                             $               -      $               -       $         18,667
       Colorado                                                      162,445                      -                170,151
       Nevada                                                              -                      -                  4,250
       New Mexico                                                  2,269,784                111,077              2,380,861
       Texas                                                       5,563,056              2,663,904              8,784,372
       Utah                                                           64,562                      -                 90,204
       Wyoming                                                       207,253                247,330                485,731
______________________________________________________________________________________________________________________________
                                                                   8,267,100              3,022,311             11,934,236

Write Down for Loss on Impairment                                 (8,267,100)            (3,022,311)           (11,934,236)
______________________________________________________________________________________________________________________________
                                                           $               -      $               -       $              -
==============================================================================================================================





                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


Mineral property exploration costs on a regional basis are as follows:

______________________________________________________________________________________________________________________________
                                                                                                          For the Period
                                                              Seven Months                               From May 16, 2006
                                                                 Ended               Year Ended           (inception) to
                                                             July 31, 2006        December 31, 2006        July 31, 2007
______________________________________________________________________________________________________________________________

EXPLORATION COSTS
       Arizona                                             $               -      $          13,528       $         76,940
       Colorado                                                       13,504                  6,500                 51,025
       Nevada                                                              -                      -                    963
       New Mexico                                                    182,089                 53,261                235,350
       Texas                                                       2,113,050              1,364,643              3,611,959
       Utah                                                                -                      -                  7,357
       Wyoming                                                       144,358                255,980                552,173
______________________________________________________________________________________________________________________________
                                                           $       2,453,001      $       1,693,912       $      4,535,767
==============================================================================================================================


NOTE 6:           PROPERTY AND EQUIPMENT
________________________________________________________________________________

______________________________________________________________________________________________________________________________

                                                                                    July 31, 2007        December 31, 2006
______________________________________________________________________________________________________________________________

Computer Equipment                                                                $          98,897       $         35,963
Exploration Equipment                                                                       126,951                 60,690
Furniture and Fixtures                                                                       43,723                 14,373
Leasehold Improvements                                                                        8,728                      -
Vehicles                                                                                    344,529                113,714
______________________________________________________________________________________________________________________________
                                                                                            622,828                224,740
Less: accumulated depreciation                                                              (69,298)               (19,736)
______________________________________________________________________________________________________________________________
                                                                                  $         553,530       $        205,004
==============================================================================================================================


Effective May 29, 2007, the Company committed to spend approximately $140,000 to acquire a PFN assay tool, and $120,000 to build a second logging truck which is currently under construction. As of July 31, 2007, a total of $65,000 has been paid towards these commitments and has been included with vehicles.


NOTE 7:           DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the seven months ended July 31, 2007, the Company had transactions with certain officers and directors of the Company as follows:

         (a) incurred $302,697 in management fees and recorded an additional $1,774,500 in stock based compensation expense (refer to Note 8);
         (b) incurred $20,745 in consulting fees paid to a company controlled by a direct family member of a current director;
         (c) incurred $11,980 in media and website development fees paid to a company controlled by a direct family member of a current officer;
         (d) paid management bonuses of $225,581 accrued in the prior fiscal year.

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.


NOTE 8:           CAPITAL STOCK
________________________________________________________________________________

SHARE CAPITAL
The Company's capital stock as at July 31, 2007 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

On February 14, 2006, the Company's Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split on a 1.5 new for one old basis of the Company's total issued and outstanding shares of common stock (the "Forward Stock Split"). The Forward Stock Split was effectuated with a record date of February 28, 2006, upon filing the appropriate documentation with the NASD. The Forward Stock Split increased the Company's issued and outstanding shares of common stock from 14,968,222 to approximately 22,452,338 shares of common stock. The common stock continued to have a $0.001 par value after the Forward Stock Split.

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

On April 11, 2007 the Company issued the final 750,000 post-split restricted common shares pursuant to the Moore Option (refer to Note 5). At the time of issuance, the shares had a value of $7.16 per share and $5,370,000 was recorded in mineral property acquisition costs.

On June 14, 2007 the Company issued 5,000 restricted common shares pursuant to a financial consulting agreement (refer to Note 10). At the time of issuance, the shares had a value of $3.92 per share and $19,600 was recorded as stock-based consulting fees.

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


SHARE PURCHASE WARRANTS
On June 15, 2007 the Company issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the Company's delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than nine months from the June 15, 2007 effective date. If the Company fails to maintain the effectiveness of the registration statement for a period of eight months from the initial deadline of April 22, 2007, additional warrants may be issuable. As of July 31, 2007 the maximum number of warrants issuable as liquidated damages through the eight month period expiring December 22, 2007 would be 300,000. The $116,396 fair value of the common share purchase warrants was recorded as interest and finance charges during the period. The fair value of these warrants was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.25%, a dividend yield of 0%, and an expected volatility of 98%.

During the seven months ended July 31, 2007, 1,283,500 common share purchase warrants were exercised for total aggregate proceeds of $2,908,750. Additional proceeds of $34,750 were received prior to July 31, 2007 and have been disclosed on the Balance Sheets as Common share and warrant proceeds.

A summary of the Company's common share purchase warrants as of July 31, 2007 and changes during the period is presented below:


______________________________________________________________________________________________________________________________
                                                                                                         Weighted average
                                                              Number of          Weighted average            Remaining
                                                               warrants            exercise price           life (years)
______________________________________________________________________________________________________________________________

Balance, December 31, 2005                                                 -      $               -                     -
Issued                                                             5,133,500                   2.55                   1.76
Exercised                                                                  -                      -                     -
______________________________________________________________________________________________________________________________
Balance, December 31, 2006                                         5,133,500                   2.55                   1.76
Issued                                                               159,998                   3.00                   1.00
Exercised                                                         (1,283,500)                 (2.27)                 (0.09)
______________________________________________________________________________________________________________________________
Balance, July 31, 2007                                             4,009,998      $            2.66                   1.70
==============================================================================================================================

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at July 31, 2007 was estimated at $1,225,000.

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

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


On January 2, 2007, a total of 565,000 stock options were granted to employees, consultants, and officers at an exercise price of $3.30 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,548,100 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113% and has been recorded as stock based consulting fees, management fees, and wages and benefits in the period. All of the options vested completely at the date of grant.

On January 2, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico. Consideration for the asset purchase was a one time cash payment of $20,000 (paid) and 50,000 stock options vesting as to 25,000 option shares upon the effective date of the agreement and the final 25,000 option shares vesting six months from the effective date of the agreement. The stock options have an exercise price of $3.30 and are exercisable for a period of two years from the date of grant. Should the Company or any party related to the Company acquire any mineral property interest within the prospects covered by the database, the Company will be obligated to pay an overriding royalty of 1% or 2% on lands with and without an underlying royalty interest respectively. The fair value of these options at the date of grant of $146,500 has been recorded as mineral property acquisition costs in the period and was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113%.

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

During the seven months ended July 31, 2007, 995,000 stock options were exercised for cumulative net proceeds of $745,000.

A summary of the Company's stock options as of July 31, 2007 and changes during the period is presented below:


______________________________________________________________________________________________________________________________
                                                                                                          Weighted average
                                                                Number of          Weighted average          Remaining
                                                                options            exercise price           life (years)
______________________________________________________________________________________________________________________________

Balance, December 31, 2005                                         4,725,000      $            0.33                   9.23
Issued                                                             2,485,000                   0.72                  10.00
Exercised                                                         (3,137,500)                 (0.52)                 (9.81)
______________________________________________________________________________________________________________________________
Balance, December 31, 2006                                         4,072,500                   0.61                   9.17
Issued                                                             1,030,000                   4.27                   9.61
Exercised                                                           (995,000)                 (0.75)                 (8.93)
Cancelled                                                           (275,000)                 (0.64)                 (9.05)
______________________________________________________________________________________________________________________________
Balance, July 31, 2007                                             3,832,500      $            1.44                   8.82
==============================================================================================================================


The AIV under the provisions of SFAS No. 123R of all outstanding options at July 31, 2007 was estimated at $8,403,708. Additionally, the AIV of options exercised during the seven months ended July 31, 2007 was estimated at $4,676,250.

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

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


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

STOCK BASED COMPENSATION
A summary of stock based compensation expense as of July 31, 2007:


______________________________________________________________________________________________________________________________
                                                                                                          For the Period
                                                              Seven Months                               From May 16, 2003
                                                                 Ended               Year Ended           (inception) to
                                                             July 31, 2007        December 31, 2006        July 31, 2007
______________________________________________________________________________________________________________________________

Stock Based Consulting
     Amortization of deferred compensation                 $         246,458      $         911,042       $     1,157,500
     Common stock issued for consulting services                      74,725                  6,250                80,975
     Options issued to consultants                                   382,875              2,130,149             3,197,032
     Warrants issued for consulting services                               -              1,618,526             1,618,526
______________________________________________________________________________________________________________________________
                                                                     704,058              4,665,967             6,054,033
______________________________________________________________________________________________________________________________

Stock Based Management Fees
     Amortization of deferred compensation                                 -                650,000               650,000
     Options issued to management                                  1,774,500                273,253             2,047,753
______________________________________________________________________________________________________________________________
                                                                   1,774,500                923,253             2,697,753
______________________________________________________________________________________________________________________________

Stock Based Wages and Benefits
     Options issued to employees                                     236,213                431,078               667,291
______________________________________________________________________________________________________________________________
                                                           $       2,714,771      $       6,020,298       $     9,419,077
==============================================================================================================================


NOTE 9:           INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of July 31, 2007, the Company had net operating loss carry forwards of approximately $21,533,269 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:


______________________________________________________________________________________________________________________________
                                                                                    Seven Months
                                                                                        Ended                Year Ended
                                                                                    July 31, 2007        December 31, 2006
______________________________________________________________________________________________________________________________

Federal income tax provision at statutory rate                                              (35.00)%               (35.00)%
States income tax provision at statutory rates,
     net of federal income tax effect                                                        (5.48)%                (5.48)%
______________________________________________________________________________________________________________________________
Total income tax provision                                                                  (40.48)%               (40.48)%
==============================================================================================================================


                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:


______________________________________________________________________________________________________________________________
                                                                                     Seven Months            Year Ended
                                                                                        Ended
                                                                                    July 31, 2007         December 31, 2006
______________________________________________________________________________________________________________________________

Loss before income taxes                                                          $     (16,388,546)      $     (14,818,318)
Corporate tax rate                                                                           40.48%                  40.48%
______________________________________________________________________________________________________________________________
Expected tax expense (recovery)                                                          (6,634,083)             (5,998,455)

Increase (decrease) resulting from:
     Permanent differences                                                                  715,623                 264,757
     True-up adjustment                                                                     103,653                       -
     Non-qualified stock options                                                         (1,359,095)             (2,444,959)
     Change in valuation allowance                                                        6,978,731               8,178,657
______________________________________________________________________________________________________________________________
From Operations                                                                            (195,171)                      -
Unrecognized gain, other comprehensive income                                               195,171                       -
______________________________________________________________________________________________________________________________
Future income tax provision (recovery)                                            $               -       $               -
==============================================================================================================================


The Company's deferred tax assets are as follows:

______________________________________________________________________________________________________________________________

                                                                                    Seven Months             Year Ended
                                                                                        Ended
                                                                                    July 31, 2007        December 31, 2006
______________________________________________________________________________________________________________________________

Deferred tax assets
     Mineral property acquisitions                                                $       4,782,209      $       1,551,376
     Exploration costs                                                                    1,398,264                747,711
     Permitting fees and expenditures                                                        87,655                      -
     Stock option expense                                                                 1,195,355              1,205,561
     Depreciable property                                                                     7,230                  1,784
     Charitable donations                                                                     7,475                  3,022
     Loss carry forwards                                                                  8,716,371              5,511,203
______________________________________________________________________________________________________________________________

                                                                                         16,194,559              9,020,657
     Valuation allowance                                                                (15,999,388)            (9,020,657)
______________________________________________________________________________________________________________________________
Net Deferred Tax Assets                                                                     195,171                      -
Deferred tax liability, other comprehensive income                                         (195,171)                     -
______________________________________________________________________________________________________________________________
Net Deferred Income Tax Assets                                                    $               -      $               -
==============================================================================================================================


As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

______________________________________________________________________________________________________________________________

July 31, 2023                                                                                             $          24,132
July 31, 2024                                                                                                        74,499
July 31, 2025                                                                                                       403,227
July 31, 2026                                                                                                    13,113,235
July 31, 2027                                                                                                     7,918,175
______________________________________________________________________________________________________________________________
                                                                                                          $      21,533,269
==============================================================================================================================


For U.S. federal income tax purposes a change in ownership under IRC Section 382 may have occurred in a prior year. If an ownership change has occurred, the utilization of these losses against future income would be subject to an annual limitation. The annual limitation would be equal to the value of the Company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


NOTE 10           COMMITMENTS
________________________________________________________________________________

On February 1, 2007 the Company entered into a financial consulting agreement for a 12 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,500 and 2,500 restricted common shares per month. As of July 31, 2007 share issuances of 2,500 for February through June have been issued, and accordingly, a total expense of $74,725 has been included in stock-based consulting fees based on the fair value of the 12,500 shares issued.

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

The Company is committed to pay its key executives a total of approximately $457,000 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $9,444, with all agreements having a maximum term of no more than three years.

The aggregate minimum payments over the next five years are as follows:

______________________________________________________________________________________________________________________________

July 31, 2008                                                                                             $         706,585
July 31, 2009                                                                                                       150,431
______________________________________________________________________________________________________________________________
                                                                                                          $         857,016
==============================================================================================================================



NOTE 11           SUPPLEMENTAL CASH FLOW INFORMATION AND
________________________________________________________________________________
                           NONCASH INVESTING AND FINANCING ACTIVITIES

During the seven month period ended July 31, 2007, the Company received the 333,333 High Plains Uranium ("HPU") shares pursuant to the July 27, 2006 option agreement to sell its Cadena historical mining database. The HPU shares had a recorded value of $235,040 based on the fair value on the date of the agreement, and were reported as an agreement receivable as of December 31, 2006. On January 19, 2007 HPU completed a business combination agreement with Energy Metals Corp. ("EMC"), a Canadian based public company listed on the NYSE Arca and Toronto Stock Exchanges. As a result, the 333,333 shares of HPU were exchanged on a 1:6.2 basis and the Company received 53,763 shares of EMC. (Refer to Note 12)


______________________________________________________________________________________________________________________________
                                                                                     Seven Months            Year Ended
                                                                                         Ended
                                                                                     July 31, 2007        December 31, 2006
______________________________________________________________________________________________________________________________
Interest paid                                                                      $               -      $               -
Income taxes paid                                                                  $               -      $               -
==============================================================================================================================


                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
________________________________________________________________________________


NOTE 12:          CHANGE IN FISCAL YEAR
________________________________________________________________________________

Comparative figures for seven months ended July 31, 2006 are outlined as follows:


______________________________________________________________________________________________________________________________
                                                                                                            Seven Months
                                                                                                                Ended
                                                                                                            July 31, 2006
______________________________________________________________________________________________________________________________

Revenue                                                                                                   $               -
Gross Profit                                                                                                              -
Income Taxes                                                                                                              -
______________________________________________________________________________________________________________________________
Loss from Continuing Operations                                                                                  (7,991,544)
______________________________________________________________________________________________________________________________

Net Loss                                                                                                  $      (7,991,544)
==============================================================================================================================

Basic and Diluted Loss per Share                                                                          $           (0.33)
==============================================================================================================================

Weighted Average Number of Shares Outstanding, Basic and Diluted                                                 24,501,731
==============================================================================================================================



NOTE 13:          SUBSEQUENT EVENTS
________________________________________________________________________________

         (a) On August 10, 2007 Uranium One Inc. ("UOI"), a Canadian based public company listed on the Toronto Stock Exchange, completed an acquisition of all of the issued and outstanding shares of Energy Metals Corporation ("EMC"). As a result, 53,763 shares of EMC were exchanged on a 1.15:1 basis and the Company received 61,827 shares of UOI.
         (b) On September 15, 2007 the Company entered into a three month consulting services agreement valued at approximately (euro)84,000 ($116,633 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, the Company paid a retainer of approximately
              (euro)55,000 ($76,367 US), and will pay two additional installments of approximately (euro)10,000 ($13,885 US) each 30 and 60 days from the date of the agreement respectively. Additionally, the Company will pay a service fee of approximately
              (euro)3,000 ($4,165 US) per month during the three month term.
         (c) On September 25, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexicoa and Wyoming. Consideration for the asset purchase was $100,000, consisting of (i) a $50,000 cash payment upon acceptance (paid); and a final $50,000 installment prior to January 11, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our  principal   independent   accountant  is  Ernst  &  Young  LLP,   Chartered
Accountants, of 700 West Georgia Street, P.O. Box 10101, Vancouver, British Columbia, Canada, V7Y 1C7.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Amir Adnani, our President and Chief Executive Officer ("CEO") and Pat Obara, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. Based on that evaluation, Messrs. Adnani and Obara concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the seven months ended July 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has established an audit committee. The members of the audit committee are Messrs. Erik Essiger, Ivan Obolensky and Vincent Della Volpe. All of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee operates under a written charter adopted by the Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for seven months ended July 31, 2007. The audit committee has also discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Ernst & Young LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for seven months ended July 31, 2007 filed with the SEC.

ITEM 8B. OTHER INFORMATION

Not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers and their respective ages as of the date of this Annual Report are as follows:

________________________________________________________________________________

NAME                       AGE     POSITION WITH THE COMPANY
________________________________________________________________________________
Amir Adnani                29      President, Chief Executive Officer, Principal
                                   Executive Officer and a director
Alan P. Lindsay            57      Chairman and a director
Harry Anthony              60      Chief Exploration Officer and a director
                                   Secretary, Treasurer, Chief Financial Officer
                                   and Principal
Pat Obara                  51      Accounting Officer
Erik Essiger               42      Director
Ivan Obolensky             82      Director
Vincent Della Volpe        65      Director
________________________________________________________________________________

BIOGRAPHIES

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

AMIR ADNANI

Mr. Amir Adnani is a founder of the Company and has been our President, Chief Executive Officer, Principal Executive Officer and a director since January 24, 2005. Mr. Adnani is an entrepreneur with an extensive background in business development and marketing. He founded Blender Media Inc., a Vancouver based company that provides strategic marketing and financial communications services to public companies and investors in the mineral exploration, mining, and energy sectors. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia. Mr. Adnani is not a director or officer of any other U.S. reporting company.

ALAN P. LINDSAY

Mr. Alan P. Lindsay is a founder of the Company and has been our Chairman and a director since May 16, 2003. Mr. Lindsay has extensive experience and expertise in the mining and biomedical fields. From 2000 to the present, he has been the Chairman, President and CEO of MIV Therapeutics, Inc., a publicly-listed biomedical company focused on biocompatible coating technology for stents and medical devices. Mr. Lindsay was the founder of AZCO Mining Inc. and served as Chairman, President and CEO of AZCO from 1992 to 2000. During his term, AZCO obtained listings on both the Toronto and American Stock Exchanges. AZCO developed the Sanchez copper deposit and Piedras Verdes copper deposits. Mr. Lindsay negotiated a business transaction with Phelps Dodge Corporation that led to the sale of the Sanchez deposit for $55 million and a joint venture on the Piedras Verdes deposit. Mr. Lindsay is also a director of TapImmune Inc., a US reporting company, and a director of Hana Mining Ltd., a TSX Venture Exchange reporting company.

HARRY L. ANTHONY IV P.E.

Mr. Harry L. Anthony has been our Chief Operating Officer and a director since February 2006. Mr. Anthony has 38 years of experience in hydrometallurgical processing of which, 32 years have been in the ISR uranium mining industry.
 From approximately 1997 to early 2006, Mr. Anthony had been a consultant through Anthony Engineering Services to several major uranium companies and international agencies, which duties generally include project evaluation, operations "trouble shooter" and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a Senior Vice President of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the vice-president of engineering/engineering manager and director of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994. He is the author of several publications and the recipient of the awards "Distinguished Member of the South Texas Mineral Section of AIME -1987" and "1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce". Mr.

Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University. Mr. Anthony is not a director or officer of any other US reporting company.

PAT OBARA

Mr. Obara became our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer on August 23, 2006. During the past five years Mr. Obara has worked as a consultant to several private and publicly listed companies providing various consulting services in the areas of corporate finance and administration. From March of 2003 to present Mr. Obara has provided various administrative consulting services to private companies involved in business activities in Asia and North America. Prior to April of 2004 Mr. Obara served as the Chief Financial Officer and a director of two public companies listed on the TSX Venture Exchange. Mr. Obara was involved in the restructuring, organizing and management of these development stage companies which were involved in the resource and technology sectors. Mr. Obara is not a director or officer of any other US reporting company.

ERIK ESSIGER

Mr. Essiger became one of our directors and a member of our Audit Committee on August 23, 2006. During the past five years Mr. Essiger has been: the Managing Director and the founder of SWISS Capital Partners AG (previuously Precisetech
GmbH), a corporate finance advisory company focused on international M&A transactions (from October 2004 to present); a member of the Supervisory Board of Corix Capital AG (from December 2003 to December 2006); the Senior Manager, Transaction Services Strategy Group, with PricewaterhouseCoopers AG, heading up the commercial and due diligence practice of that group in Germany which provided services mainly to private equity clients of the firm (from April 2003 to September 2004); and a member of the Executive Board (Vorstand) of MultiMedia Technologies AG, a producer of set-top-boxes and a company operating in the fields of interactive digital television and the streaming media market (from July 2000 to July 2002). Mr. Essiger also has extensive international experience in corporate restructuring; especially in Germany, Russia, Hong Kong and Switzerland; and he was a member of the German-Russian co-operation council. Mr. Essiger is not a director or officer of any other US reporting company.

IVAN OBOLENSKY

Mr. Obolensky has 40 years experience in the investment banking business as a financial analyst, with specific expertise in the areas of defense aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. He has been an executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, and CB Richard Ellis Mosley Hallgarten. Currently, Mr. Obolensky is a Senior Vice President of Shields & Company, an Investment Bank and Member of the New York Stock Exchange. Ivan Obolensky is a Registered Investment Advisor, Supervisory Financial Analyst and a member of the New York Society of Security Analysts. He has made frequent appearances as a guest on CNBC, CNNfn, and Bloomberg TV. Mr. Obolensky is also a member of various foundations and philanthropic organizations, and serves as Chairman and CEO of the Soldiers' Sailors' Marines' Coast Guard and Airmen's Club in New York and as a Director and President Emeritus of the Children's Cancer and Blood Foundation at New York Presbyterian Hospital; President and Director of Masonic Toys For Tots Foundation . He is a graduate of Yale University and a retired Lieutenant (Junior Grade) in the U.S. Naval Air Corps. Mr. Obolensky is a director of Gold Canyon Resources, Inc., a junior natural resources company incorporated in British Columbia, Canada that, is listed on the TSX Venture Exchange.

VINCENT DELLA VOLPE

Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and senior vice president of the YMCA Retirement fund in New York. Throughout his career Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University. Since September 2006, Mr. Della Volpe has served as a director of Gold Canyon Resources, Inc., a junior natural resources company incorporated in British Columbia, Canada, that is listed on the TSX Venture Exchange.

FAMILY RELATIONSHIPS

Alan P. Lindsay is the father-in-law of Amir Adnani.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons have been involved in any of the following events during the past five years: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report Messrs. Essiger, Obolensky and Della Volpe have been appointed as members to our audit committee. All of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee operates under a written charter adopted by the Board of Directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the seven months ended July 31, 2007.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the seven month period ended July 31, 2007 (collectively, the "Named Executive Officers"):


_______________________________________________________________________________________________________________________________
NAME AND PRINCIPAL POSITION            YEAR      SALARY ($)       BONUS ($)         STOCK           OPTION      TOTAL ($)((3))
                                                                                  AWARDS ($)      AWARDS ($)
_______________________________________________________________________________________________________________________________
Amir Adnani, President                 2007       88,750((1))               -               -       616,500(2)         705,250
  and Chief Executive Officer
Harry L. Anthony, Chief
  Operating Officer                    2007         93,750(1)               -               -       616,500(2)         710,250
Pat Obara, Secretary, Treasurer
  and Chief Financial Officer          2007         51,707(1)               -               -        68,500(2)         120,207
_______________________________________________________________________________________________________________________________


         (1) These amounts represent fees paid by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described in this Annual Report. See "Item 10. Executive Compensation - Employment and Consulting Agreements.
         (2) These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.
         (3) The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Named Executive Officers.

STOCK OPTIONS/SAW GRANTS IN SEVEN MONTHS ENDED JULY 31, 2007

The following table sets forth information as at July 31, 2007, relating to options that have been granted to the Named Executive Officers:

______________________________________________________________________________________________________________________________
OPTION AWARDS
                                                                          EQUITY INCENTIVE
                                                                            PLAN AWARDS:
                                   NUMBER OF            NUMBER OF             NUMBER OF
                                   SECURITIES           SECURITIES           SECURITIES
                                   UNDERLYING           UNDERLYING           UNDERLYING
                                  UNEXERCISED          UNEXERCISED           UNEXERCISED          OPTION          OPTION
                                    OPTIONS              OPTIONS              UNEARNED           EXERCISE       EXPIRATION
NAME                            EXERCISABLE (#)     UNEXERCISABLE (#)      OPTIONS (#)(1)        PRICE ($)         DATE
______________________________________________________________________________________________________________________________
Amir Adnani, President                    202,500                    -                    -            0.33      12/20/15
  and CEO                                 225,000                    -                    -            3.30      01/01/17
                                          202,500                    -                    -            0.33      12/20/15
Harry L. Anthony,                         172,500                    -                    -            0.33      02/01/16
  Chief Operating Officer                 225,000                    -                    -            3.30      01/01/17
Pat Obara,                                200,000                    -                    -            1.30      10/10/16
  Chief Financial Officer                  25,000                    -                    -            3.30      01/01/17
______________________________________________________________________________________________________________________________


(1) There are no outstanding stock awards for the Named Executive Officers.

DIRECTORS COMPENSATION TABLE

The following table sets forth information relating to compensation paid to our directors in 2007:


______________________________________________________________________________________________________________________________
                                               FEES EARNED
                                               OR PAID               STOCK                OPTION
NAME                                           IN CASH ($)           AWARDS ($)           AWARDS ($)          TOTAL ($)((3))
______________________________________________________________________________________________________________________________
Alan P. Lindsay, Chairman                          9,540(1)                    -                    -                9,540
Amir Adnani                                          88,750                    -              616,500              705,250
Harry L. Anthony                                     93,750                    -              616,500              710,250



Erik Essiger                                              -                    -                    -                    -
Ivan Obolensky                                            -                    -           473,000(2)             473,000-
Vincent Della Volpe                                       -                    -                    -                    -
______________________________________________________________________________________________________________________________


         (1) Alan Lindsay received $3,000 per month through March 31, 2007, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.
         (2) This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.
         (3) The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Directors.

EMPLOYMENT AND CONSULTING AGREEMENT

ANTHONY EMPLOYMENT AGREEMENT

On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement between us and Harry L. Anthony (the "Anthony Employment Agreement"). On July 1, 2006, our Board of Directors approved an amendment to the Anthony Employment Agreement extending the initial term thereunder to July 1, 2008. Pursuant to the terms and provisions of the Anthony Employment Agreement, as amended: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000 to October 1, 2006 when the monthly fee paid to Mr. Anthony increased to $12,500 through February 28, 2007, when an additional increase to $13,750 is currently being paid; (iii) we granted an aggregate of 250,000 pre-forward split stock options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Anthony Employment Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Anthony) prior to the effective date of such termination.

During the seven months ended July 31, 2007, an aggregate of $93,750 was incurred by us to Mr. Anthony under the terms and provisions of the Anthony Employment Agreement. As of the date of this Annual Report no balance remains due and owing to Mr. Anthony as compensation under the Anthony Employment Agreement.

ADNANI EXECUTIVE SERVICES AGREEMENT

On July 1, 2006, our Board of Directors authorized and approved an executive services agreement between us and Amir Adnani, as amended by letter agreement dated July 1, 2007 (the "Adnani Executive Services Agreement"). The current initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Adnani Executive Services Agreement: (i) Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to Mr. Adnani a monthly fee of $10,000.00 to December 31, 2006, when the monthly fee paid to Mr. Adnani increased to $12,500 through June 30, 2007, when an additional increase to $13,750 is currently being paid; (iii) we confirmed the previous granting of his existing pre-forward split stock options; and (iv) the Adnani Executive Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Adnani) prior to the effective date of such termination.

During the seven months ended July 31, 2007, an aggregate of $88,750 was incurred by us to Mr. Adnani under the terms and provisions of the Adnani Executive Services Agreement. As of the date of this Annual Report no balance remains due and owing to Mr. Adnani as compensation under the Adnani Executive Services Agreement.

OBARA BUILDERS LTD. CONSULTING SERVICES AGREEMENT

On August 15, 2007, with an effective date of July 1, 2007, our Board of Directors authorized and approved the "Obara Builders Consulting Services Agreement". The initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Obara Builders Consulting Services Agreement: (i) Mr. Obara shall continue to provide duties to us commensurate with his current executive positions as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer; (ii) we shall pay to Obara Builders Ltd., a private company controlled by Pat Obara, a monthly fee of CAD $10,000; (iii) we approved the granting of stock options from time to time at such fair market exercise price or prices per Option Share as may be determined by our Board of Directors; and (iv) the Obara Builders Ltd. Consulting Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Obara) prior to the effective date of such termination. See "Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act", "Item 10. Executive Compensation" and "Item 12 Certain Relationships and Related Transactions and Director Independence."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report there are 37,612,088 shares of common stock issued and outstanding.


______________________________________________________________________________________________________________________
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                     AMOUNT AND NATURE OF         PERCENTAGE OF BENEFICIAL
                                                           BENEFICIAL OWNERSHIP(1)               OWNERSHIP
______________________________________________________________________________________________________________________

DIRECTORS AND OFFICERS:
Amir Adnani
320 - 1111 West Hastings Street
Vancouver, B. C., Canada, V6E 2J3                               2,160,701(2)                       5.74%
Alan P. Lindsay
2701 - 1500 Hornby Street
Vancouver, B. C., Canada, V6Z 2R1                               2,881,287(3)                       7.66%
Harry L. Anthony
P.O. Box 1328
Kingsville, TX, U.S.A., 78364                                   1,372,500(4)                       3.65%
Pat Obara
2791 West 35th Avenue
Vancouver, B. C., Canada, V6N 2M1                               225,000((5))                         *
Erik Essiger
P.O. Box 37491, Dubai, UAE                                      100,000((6))                         *
Ivan Obolensky
425 East 79th Street
New York, NY, U.S.A., 10021                                      116,000(7)                          *
Vincent Della Volpe
32 Evergreen Drive
Lincoln Park, NJ, U.S.A., 07035                                    Nil(8)                            *
______________________________________________________________________________________________________________________
All executive officers and directors                           6,855,488((9))                     18.23%
  as a group (7 persons)
______________________________________________________________________________________________________________________


MAJOR SHAREHOLDERS:
Isaiah Capital Trust
28 - 30 The Parade
St.  Heller,  Jersey,  Channel  Islands,  JE4 8XY  2,735,000((10))  7.27%


______________________________________________________________________________________________________________________
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                     AMOUNT AND NATURE OF         PERCENTAGE OF BENEFICIAL
                                                           BENEFICIAL OWNERSHIP(1)               OWNERSHIP
______________________________________________________________________________________________________________________

Morgan Stanley & Co. fbo Passport Global Master Fund
SPC Ltd. And Passport Materials Master Fund, LP
402 Jackson Street
San Francisco, CA, U.S.A., 94111                               4,200,000(1(1))                    11.17%
Westcliff Capital Management, LLC
200 - 7th Avenue, Suite 105
Santa Cruz, CA, U.S.A., 95062                                  3,660,000(1(2))                     9.73%


*        Less than one percent.

         (1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 37,612,088 shares issued and outstanding. Beneficial ownership amounts reflect the forward stock split effective February 28, 2006.
         (2) This figure includes (i) 1,730,201 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani's wife,
              (iii) stock options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015, and (iv) stock options to purchase 225,000 shares of our common stock at $3.30 per share expiring on January 2, 2017.
         (3) This figure includes (i) 2,093,787 shares of common stock, (ii) 187,500 shares of common stock held of record by Alan P. Lindsay's wife, and (iii) stock options to purchase 600,000 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015. Mr. Lindsay is the father-in-law of Amir Adnani.
         (4) This figure includes (i) 772,500 shares of common stock, (ii) stock options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015,
              (iii) stock options to purchase 172,500 shares of our common stock at $0.33 per share expiring on February 14, 2016, and (iii) stock options to purchase 225,000 shares of our common stock at $3.30 per share expiring on January 3, 2017.
         (5) This figure includes (i) stock options to purchase 200,000 shares of our common stock at $1.30 per share expiring on October 10, 2016; and (ii) stock options to purchase 25,000 shares of our common stock at $3.30 per share expiring on January 2, 2017.
         (6) This figure includes stock options to purchase 100,000 shares of our common stock at $1.30 per share expiring on October 10, 2016.
         (7) This figure includes (i) 16,000 shares of common stock, and (ii) stock options to purchase 100,000 shares of our common stock at an exercise price of $5.70 per share expiring on March 30, 2017.
         (8)  This individual became a director of the Company on July 23, 2007.
         (9) This figure includes (i) 4,802,988 shares of common stock and (ii) stock options to purchase 2,052,500 shares of our common stock at exercise prices ranging from $0.33 to $5.70 per share.
         (10) Isaiah Capital Trust is a trust organized under the laws of Jersey, Channel Islands. The trustee of Isaiah Capital Trust is Equity Trust (Jersey) Limited.
         (11) This figure includes (i) 2,800,000 shares of common stock and (ii) warrants to purchase 1,400,000 shares of our common stock at a price of $3.00 per share. We are not aware who presently exercises dispositive and voting power with respect to the shares of common stock owned by Passport Global Master Fund SPC Ltd. & Passport

              Materials Master Fund, LP; and these shareholders have no known relationship with our company. We are also informed that Passport Management, LLC acquired our securities as a portfolio manager in the ordinary course of business for their own account without any view or intention to distribute their securities and that, at the time of purchase, they had no agreements or understandings, directly or indirectly, with the Company or with any other party to distribute the securities.
         (12) This figure includes (i) 2,400,000 shares of common stock and (ii) warrants to purchase 1,260,000 shares of our common stock at a price of $3.00 per share. We are not aware who presently exercises dispositive and voting power with respect to the shares of common stock owned by Westcliff Capital Management, LLC; and this shareholder has no known relationship with our company. We are also informed that Westcliff Capital Management, LLC acquired our securities as a portfolio manager in the ordinary course of business for their own account without any view or intention to distribute their securities and that, at the time of purchase, they had no agreements or understandings, directly or indirectly, with the Company or with any other party to distribute the securities.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.


ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during seven months ended July 31, 2007.

EMPLOYMENT AND CONSULTING AGREEMENTS

During the seven months ended July 31, 2007, we had transactions with certain of our officers and directors as follows: (i) we incurred an aggregate of $302,697 in management and/or consulting fees to Amir Adnani, Alan P. Lindsay, Harry L. Anthony, Pat Obara, and Randall Reneau in the amounts of $88,750, $9,540, $93,750, $51,707 and $58,950, respectively; and (ii) we recorded an additional aggregate $1,774,500 in stock-based compensation expense.

During the seven months ended July 31, 2007, we paid $20,745 for consulting services to a private company controller by a direct family member of our Chairman.

During the seven months ended July 31, 2007, we paid $11,980 for marketing, media and web hosting and maintenance services to a private company controller by a direct family member of our President.

Amounts owing to related parties are unsecured, non-interest bearing and without specific terms of repayment.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

________________________________________________________________________________
      EXHIBIT
      NUMBER         DESCRIPTION OF EXHIBIT
________________________________________________________________________________
        3.1          Articles of Incorporation, as amended(1)
       3.1.1         Certificate of Amendment to Articles of Incorporation(2)
        3.2          Bylaws(1)
        3.3          Audit Committee Charter(1)
        3.4          Ethics Charter(1)
        4.1          Consulting Agreement between Uranium Energy Corp. and
                     Randall Reneau(3)

        4.2          Mineral Asset Option Agreement(3)
        4.3 Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
        4.4 Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
        4.5          Harry A. Moore Trust Agreement(5)
        4.6 Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
        4.7 Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
        4.8 Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
        4.9 Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
       4.10          Executive Services Agreement between Uranium Energy Corp.
                     and Amir Adnani as amended by letter agreement(14)
       4.11 Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
       4.12          Uranium Mining Lease among Uranium Energy Corp., John G.
                     Jebsen and John Triantis(7)
       4.13 Mineral Assets Letter Option Agreement between Uranium Energy Corp., Fred Holley, Marty Holley and Betty Holley(8)
       4.14 Cibola Resources LLC Members and Operating Agreements between Uranium Energy Corp. and Neutron Energy, Inc.(9)
       4.15 Obara Builders Executive Services Agreement between Uranium Energy Corp. and Obara Builders Ltd.(10)
       10.1          2005 Stock Option Plan of Uranium Energy Corp.(11)
       10.2          Amended 2005 Stock Option Plan(12)
       10.3          2006 Stock Incentive Plan of Uranium Energy Corp.(13)
       31.1          CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
       31.2          CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
       32.1 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


         (1) Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
         (2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
         (3)  Incorporated  by  reference to the  amendment to our  Registration
              Statement on Form SB-2 filed with the SEC on November 9, 2005.
         (4)  Incorporated  by  reference  to our Current  Report on Form 8-K as filed with the SEC on December 21, 2005.
         (5) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 13, 2006.
         (6) Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 4, 2006.
         (7) Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 21, 2006.
         (8) Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 12, 2007.
         (9) Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 4, 2006.
         (10) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2007.
         (11) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2005.
         (12) Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.
         (13) Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on November 20, 2006.
         (14) Filed herewith.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

During the seven months ended July 31, 2007, we incurred approximately $98,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the seven months ended July 31, 2007, and for the review of our financial statements for the quarters ended March 31, 2007 and June 30, 2006.

During fiscal year ended December 31, 2006, we incurred approximately $70,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006, and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                  ____________

                                   SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     URANIUM ENERGY CORP.

                                     By:      /s/ AMIR ADNANI
                                              __________________________________
                                              Amir Adnani
                                              President, Chief Executive Officer
                                              and a director
                                              Date: October 29, 2007.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By:      /s/ AMIR ADNANI
                                              __________________________________
                                              Amir Adnani
                                              President, Chief Executive Officer
                                              and a director
                                              Date: October 29, 2007.

                                     By:      /s/ ALAN P. LINDSAY
                                              __________________________________
                                              Alan P. Lindsay
                                              Chairman and a director
                                              Date: October 29, 2007.

                                     By:      /s/ HARRY L. ANTHONY
                                              __________________________________
                                              Harry L. Anthony
                                              Chief Operating Officer and a
                                              director
                                              Date: October 29, 2007.

                                     By:      /s/ IVAN OBOLENSKY
                                              __________________________________
                                              Ivan Obolensky
                                              A director
                                              Date: October 29, 2007.

                                     By:      /s/ ERIK ESSIGER
                                              __________________________________
                                              Erik Essiger
                                              A director
                                              Date: October 29, 2007.

                                     By:      /s/ VINCENT DELLA VOLPE
                                              __________________________________
                                              Vincent Della Volpe
                                              A director
                                              Date: October 29, 2007.

                                  _____________