Form 10QSB
period 2007-10-31
URANIUM ENERGY CORP
filed 2007-12-12
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended OCTOBER 31, 2007

[ ] Transition Report Under Section13 OR 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to


                       Commission File Number: 333-127185


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,735,988 SHARES OF COMMON STOCK AS OF DECEMBER 10, 2007.

Transitional Small Business Disclosure Format:  (check one)  Yes  [ ]  No  [X]

                                   __________

                              URANIUM ENERGY CORP.

                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007


                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended October 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB for the period ended July 31, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                   __________

                              URANIUM ENERGY CORP.

                                TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION..................................................4
   Item 1. Financial Statements................................................4
     BALANCE SHEETS............................................................5
     STATEMENTS OF OPERATIONS..................................................6
     STATEMENTS OF CASH FLOWS..................................................8
     NOTES TO THE FINANCIAL STATEMENTS.........................................9
   Item 2. Management's Discussion and Analysis...............................20
   Item III. Controls and Procedures..........................................31
PART II. OTHER INFORMATION....................................................32
   Item 1. Legal Proceedings..................................................32
   Item 2. Changes in Securities and Use of Proceeds..........................32
   Item 3. Defaults Upon Senior Securities....................................32
   Item 4. Submission of Matters to a Vote of Security Holders................32
   Item 5. Other Information..................................................32
   Item 6. Exhibits and Reports on Form 8-K...................................33
SIGNATURES....................................................................34


                                   __________

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

















                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS


                                OCTOBER 31, 2007
                                   (UNAUDITED)



                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                             BALANCE SHEETS (NOTE 1)
                                   (UNAUDITED)

_________________________________________________________________________________________________________

                                                                      October 31, 2007      July 31, 2007
_________________________________________________________________________________________________________

CURRENT ASSETS
   Cash and cash equivalents                                            $  4,425,146         $  9,083,453
   Restricted cash (Note 3)                                                  140,958                4,500
   Available-for-sale securities (Note 4)                                    648,576              717,198
   Accounts and interest receivable                                            1,347                4,415
   Prepaid expenses and deposits                                             233,725              163,240
_________________________________________________________________________________________________________
                                                                           5,449,752            9,972,806

PROPERTY AND EQUIPMENT (Notes 5 and 6)                                       759,408              553,530
_________________________________________________________________________________________________________

                                                                        $  6,209,160         $ 10,526,336
=========================================================================================================


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $    529,056         $    379,156
_________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY
   Capital stock (Note 8)
   Common stock $0.001 par value: 750,000,000 shares authorized
      37,725,988 shares issued and outstanding
      (July 31, 2007 - 37,612,088)                                            37,726               37,612
   Additional paid-in capital                                             43,412,232           42,950,985
   Common share and warrant proceeds                                               -               34,750
   Deficit accumulated during the exploration stage                      (38,015,997)         (33,163,154)
   Accumulated other comprehensive income                                    246,143              286,987
_________________________________________________________________________________________________________
                                                                           5,680,104           10,147,180
_________________________________________________________________________________________________________

                                                                        $  6,209,160         $ 10,526,336
=========================================================================================================

COMMITMENTS (Notes 5, 6 and 10)


   The accompanying notes are an integral part of these financial statements.



                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

__________________________________________________________________________________________________
                                                                                   For the Period
                                                Three months     Three months       from May 16,
                                                   Ended            Ended               2003
                                                 October 31,      October 31,      (inception) to
                                                    2007             2006         October 31, 2007
__________________________________________________________________________________________________

EXPENSES
   Consulting fees                               $   154,889      $    34,864       $  1,116,470
   Consulting fees - stock based (Note 8)            104,954          828,884          6,158,987
   Depreciation                                       39,736            5,686            109,035
   General and administrative                      1,147,994          809,797          6,041,221
   Impairment loss on mineral
     Properties (Note 5)                           1,173,519        1,721,616         13,107,755
   Interest and finance charges                            -                -            116,396
   Management fees                                   143,698           82,650          1,267,104
   Management fees - stock based (Note 8)                  -          162,500          2,697,753
   Mineral property expenditures (Note 5)          1,790,906          320,992          6,326,673
   Professional fees                                 120,133           74,506            862,962
   Wages and benefits - stock
     based (Note 8)                                  227,632                -            894,923
__________________________________________________________________________________________________
                                                   4,903,461        4,041,495         38,699,279
__________________________________________________________________________________________________
LOSS BEFORE OTHER ITEMS                           (4,903,461)      (4,041,495)       (38,699,279)
OTHER ITEMS
   Interest income                                    78,396           29,725            474,714
   Other income                                            -            9,693             41,175
__________________________________________________________________________________________________
LOSS BEFORE INCOME TAXES                          (4,825,065)      (4,002,077)       (38,183,390)
INCOME TAXES
   Deferred income tax (expense) benefit             (27,778)               -            167,393
__________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                           (4,852,843)      (4,002,077)       (38,015,997)
OTHER COMPREHENSIVE INCOME
   (NET OF INCOME TAXES)                             (40,844)               -            246,143
__________________________________________________________________________________________________
TOTAL COMPREHENSIVE LOSS                         $(4,893,687)     $(4,002,077)      $(37,769,854)
   FOR THE PERIOD
==================================================================================================

BASIC AND DILUTED NET
   LOSS PER SHARE                                $     (0.13)     $     (0.14)
=============================================================================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING,
   BASIC AND DILUTED                              37,618,731       28,312,718
=============================================================================


   The accompanying notes are an integral part of these financial statements.




                              URANIUM ENERGY, CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

____________________________________________________________________________________________________________________________________
                                                                                                         Accumulated
                                                               Additional                                   Other
                                           Common Stock         Paid-in    Subscriptions  Accumulated   Comprehensive  Stockholders'
                                         Shares      Amount     Capital      Received       Deficit        Income         Equity
____________________________________________________________________________________________________________________________________

Balance, July 31, 2007                 37,612,088   $ 37,612  $42,950,985    $  34,750    $(33,163,154)   $ 286,987     $10,147,180

Common stock
   Issued on the exercise of options      100,000        100      129,900            -               -            -         130,000
   Issued on the exercise of warrants      13,900         14       34,736      (34,750)              -            -               -

Prior period option grants                      -          -      296,611            -               -            -         296,611

Net loss for the period                         -          -            -            -      (4,852,843)           -      (4,852,843)
Unrealized gain on available-for-sale
   securities                                   -          -            -            -               -      (40,844)        (40,844)
____________________________________________________________________________________________________________________________________

Balance, October 31, 2007              37,725,988   $ 37,726  $43,412,232    $       -    $(38,015,997)   $ 246,143     $ 5,680,104
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



                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


_________________________________________________________________________________________________________________________________
                                                                                                                 For the Period
                                                                        Three months        Three months        From May 16, 2003
                                                                           Ended               Ended             (inception) to
                                                                      October 31, 2007    October 31, 2006      October 31, 2007
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                              $ (4,852,843)       $ (4,002,077)         $ (38,015,997)
   Adjustments to reconcile net loss to net cash from operating activities:
     Stock based compensation                                                332,586             991,384              9,751,663
     Impairment loss on mineral properties                                 1,173,519           1,721,616             13,107,755
     Non-cash interest and finance charges                                         -                   -                116,396
     Non-cash reduction of mineral property expenditures                           -            (235,040)              (235,040)
     Depreciation                                                             39,736               5,686                109,034
     Deferred income tax expense (benefit)                                    27,778                   -               (167,393)
   Changes in operating assets and liabilities:
     Accounts and interest receivable                                          3,068              (5,898)                (1,347)
     Prepaid expenses and deposits                                           (70,485)               (138)              (213,198)
     Accounts payable and accrued liabilities                                113,925             236,787                481,553
_________________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN OPERATING ACTIVITIES                               (3,232,716)         (1,287,680)           (15,066,574)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of shares for cash                                               130,000              38,333             25,244,896
   Convertible debenture proceeds                                                  -                   -                 20,000
   Share issuance costs                                                            -                   -               (329,700)
_________________________________________________________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                     130,000              38,333             24,935,196
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of mineral properties                                      (1,173,519)           (235,366)            (4,434,076)
   Purchase of property and equipment                                       (245,614)           (109,519)              (868,442)
   Restricted cash                                                          (136,458)           (136,276)              (140,958)
_________________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN INVESTING ACTIVITIES                               (1,555,591)           (481,161)            (5,443,476)
_________________________________________________________________________________________________________________________________

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                       (4,658,307)         (1,730,508)             4,425,146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             9,083,453           3,597,009                      -
_________________________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  4,425,146        $  1,866,501          $   4,425,146
=================================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:
   Cash in bank                                                         $    281,839        $    264,406          $     281,839
   Term deposits                                                           4,143,307           1,602,095              4,143,307
_________________________________________________________________________________________________________________________________
                                                                        $  4,425,146        $  1,866,501          $   4,425,146
=================================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)


   The accompanying notes are an integral part of these financial statements.


                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                          OCTOBER 31, 2007 (UNAUDITED)


NOTE 1:  NATURE OF OPERATIONS
________________________________________________________________________________

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To October 31, 2007, interests in approximately 51,206 net acres of mineral properties have been staked or leased by the Company, including 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC of which the Company holds a 49% interest.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at October 31, 2007, the Company has working capital of $4,920,696 and an accumulated deficit of $38,015,997. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $24,935,196 from the issuance of shares of the Company's common stock.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the seven months ended July 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.


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

Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company's engineering studies calculating the cost of future surface and groundwater activities.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2007 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

          Computer Equipment                                   3 years
          Exploration Equipment                                5 years
          Furniture and Fixtures                               5 years
          Leasehold Improvements                         term of lease
          Vehicles                                             5 years

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued Interpretation No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an impact on the Company's financial statements during the current period.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its financial position and results of operations.

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


NOTE 3:  RESTRICTED CASH
________________________________________________________________________________

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 3.75% per annum, are automatically renewable and are protected by federal insurance up to
$100,000. During the three months ended October 31, 2007, the Company transferred certificates of deposits from the AB Claims project in the total aggregate amount of $136,458 under the same terms as above for drill hole reclamation bonding of the Burnt Wagon exploration project, Natrona county, Wyoming.


NOTE 4:  AVAILABLE-FOR-SALE SECURITIES
________________________________________________________________________________

Available-for-sale securities consist of shares in a publicly traded company listed on the Toronto and Johannesburg Stock Exchanges. As of October 31, 2007 the Company reported the available-for-sale securities at market value and accordingly, recorded a $246,143 unrealized gain which has been reported as other comprehensive income, net of income taxes.


NOTE 5:  MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

URANIUM EXPLORATION

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As of October 31, 2007, a total of 58,901 gross acres (51,206 net mineral acres) of mineral properties have been staked or leased pursuant to option agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $4,434,076, excluding the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of October 31, 2007, total yearly recurring maintenance payments of $247,035 are required to maintain existing mineral leases.

GOLIAD PROJECT

On October 11, 2005, the Company entered into a mineral asset option agreement (the "Moore Option") granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 post-split restricted common shares at a fair value of $0.33 per share. In consideration for the Moore Option and its partial exercise over the option term, the Company has made cash payments totaling $200,000 and issued 3,000,000 post-split shares of restricted common stock. Upon completion of the terms of the Moore Option title to the leases were transferred to the Company.

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

NEI acquired a ten year mining lease (the "Lease") to the Property from La Merced del Pueblo de Cebolleta ("Cebolleta"), a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and Agreement between Cebolleta and NEI effective April 6, 2007 (the "Mining Lease Agreement"), and has contributed the Lease to Cibola. Terms of the Lease provide for:

     (a) initial payments of $3,000,000 (paid by NEI, of which 49% was reimbursed to NEI by the Company);
     (b) an additional cash payment of $2,000,000 six months from the effective date of the Lease ($980,000 paid, being the Company's portion);
     (c) every year after April 6, 2007 until uranium production begins, an advance royalty of $500,000 (to be deducted from any royalties paid in that same year);
     (d) a recoverable reserve payment of $1 per pound of recoverable uranium reserves upon the completion of a feasibility study by an independent mining engineering firm, which will be reduced by all prior payments as described in clause (a) through (c) above;
     (e) a production royalty of between 4.50% and 8.0% depending upon the sale price of uranium; and
     (f)  the funding of a $30,000 per year scholarship program.

The Company has reimbursed an aggregate of $1,470,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $119,137 in exploration costs on behalf of Cibola for a cumulative contribution of $2,569,137. As an exploration stage company, Cibola has no assets or liabilities as of October 31, 2007 and accordingly, $2,486,750 in acquisition costs have been capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

In December 2003, FASB issued FIN 46(R) "Consolidation of Variable Interest Entities" which requires investors to consolidate the financial information of investees in which they are the primary beneficiary. The Company is not the primary beneficiary in Cibola and accordingly, no consolidated financial information is required.

Mineral property acquisition costs on a regional basis are as follows:


_________________________________________________________________________________________________
                                                                                 For the Period
                                        Three Months         Three Months       From May 16, 2006
                                            Ended               Ended            (inception) to
                                      October 31, 2007     October 31, 2006      October 31, 2007
_________________________________________________________________________________________________

CAPITALIZED ACQUISITION COSTS
       Arizona                          $    10,228          $         -          $     28,895
       Colorado                               1,762                    -               171,913
       Nevada                                     -                    -                 4,250
       New Mexico                           990,227               99,148             3,371,088
       Texas                                 89,668            1,621,117             8,874,040
       Utah                                   1,366                    -                91,570
       Wyoming                               80,268                1,351               565,999
_________________________________________________________________________________________________
                                          1,173,519            1,721,616            13,107,755

Write Down for Loss on Impairment        (1,173,519)          (1,721,616)          (13,107,755)
_________________________________________________________________________________________________
                                        $         -          $         -          $          -
_________________________________________________________________________________________________


Mineral property exploration costs on a regional basis are as follows:



_________________________________________________________________________________________________
                                                                                 For the Period
                                        Three Months         Three Months       From May 16, 2006
                                            Ended               Ended            (inception) to
                                      October 31, 2007     October 31, 2006      October 31, 2007
_________________________________________________________________________________________________

EXPLORATION COSTS
       Arizona                          $    14,102          $        28          $     91,042
       Colorado                              48,557                    -                99,582
       Nevada                                     -                    -                   963
       New Mexico                           124,230                2,742               359,580
       Texas                              1,343,437              135,132             4,955,397
       Utah                                   6,791                    -                14,148
       Wyoming                              253,789              183,090               805,962
_________________________________________________________________________________________________
                                        $ 1,790,906          $   320,992          $  6,326,674
_________________________________________________________________________________________________


NOTE 6:  PROPERTY AND EQUIPMENT
________________________________________________________________________________

                                    October 31, 2007       July 31, 2007
________________________________________________________________________________

Computer Equipment                      $ 135,288            $  98,897
Exploration Equipment                     130,148              126,951
Furniture and Fixtures                     47,755               43,723
Land                                      115,644                    -
Leasehold Improvements                      8,728                8,728
Vehicles                                  430,879              344,529
________________________________________________________________________________
                                          868,442              622,828
Less: accumulated depreciation           (109,034)             (69,298)
________________________________________________________________________________
                                        $ 759,408            $ 553,530
================================================================================

Effective May 29, 2007, the Company committed to spend approximately $140,000 to acquire a PFN assay tool, and $120,000 to build a second logging truck which is currently under construction. As of October 31, 2007, a total of $65,000 has been paid towards these commitments and has been included with vehicles.


NOTE 7:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the three months ended October 31, 2007, the Company had transactions with certain officers and directors of the Company as follows:

     (a)  incurred $143,698 in management fees; and
     (b) incurred $25,862 in consulting fees, $14,794 in general and administrative costs, and $8,888 in media and website development fees paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 8:  CAPITAL STOCK
________________________________________________________________________________

SHARE CAPITAL

The Company's capital stock as at October 31, 2007 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

On February 14, 2006, the Company's Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split on a 1.5 new for one old basis of the Company's total issued and outstanding shares of common stock (the "Forward Stock Split"). The Forward Stock Split was effectuated with a record date of February 28, 2006, upon filing the appropriate documentation. The Forward Stock Split increased the Company's issued and outstanding shares of common stock from 14,968,222 to approximately 22,452,338 shares of common stock. The common stock continued to have a $0.001 par value after the Forward Stock Split.

2008 SHARE TRANSACTIONS

During the three months ended October 31, 2007, 13,900 common share purchase warrants were exercised for total proceeds of $34,750.

During the three months ended October 31, 2007, 100,000 common stock options were exercised for total proceeds of $130,000.

SHARE PURCHASE WARRANTS

On June 15, 2007 the Company issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the Company's delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than nine months from the June 15, 2007 effective date. If the Company fails to maintain the effectiveness of the registration statement for a period of eight months from the initial deadline of April 22, 2007, additional warrants may be issuable. As of October 31, 2007 the maximum number of warrants issuable as liquidated damages through the eight month period expiring December 22, 2007 would be 120,000.

A summary of the Company's common share purchase warrants as of October 31, 2007 and changes during the period is presented below:

________________________________________________________________________________
                                                              Weighted average
                           Number of     Weighted average        remaining
                           warrants       exercise price        life (years)
________________________________________________________________________________

Balance, July 31, 2007     4,009,998         $  2.66                1.70
Issued                             -               -                   -
Exercised                    (13,900)          (2.50)              (0.50)
________________________________________________________________________________
Balance, June 30, 2007     3,996,098         $  2.66                1.58
================================================================================

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at October 31, 2007 was estimated at $1,465,000.

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

On March 30, 2007, a total of 415,000 stock options were granted to employees and officers at an exercise price of $5.70 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,962,950 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 116%. During the three months ended October 31, 2007, the $296,611 value of the options earned during the period has been recorded as stock based consulting fees and wages and benefits.

A summary of the Company's stock options as of October 31, 2007 and changes during the period is presented below:

________________________________________________________________________________
                                                                Weighted average
                            Number of      Weighted average        remaining
                             options        exercise price        life (years)
________________________________________________________________________________

Balance, July 31, 2007      3,832,500          $  1.44               8.90
Issued                              -                -                  -
Exercised                    (100,000)           (1.00)             (8.60)
________________________________________________________________________________
Balance, October 31, 2007   3,732,500          $  1.45               8.56
================================================================================

The AIV under the provisions of SFAS No. 123R of all outstanding options at October 31, 2007 was estimated at $9,829,108. Additionally, the AIV of options exercised during the three months ended October 31, 2007 was estimated at $260,000.

STOCK BASED COMPENSATION

A summary of stock based compensation expense as of October 31, 2007:



__________________________________________________________________________________________________________________
                                                                                                 For the Period
                                                         Three Months         Three Months       From May 16, 2003
                                                             Ended                Ended          (inception) to
                                                       October 31, 2007     October 31, 2006     October 31, 2007
__________________________________________________________________________________________________________________

Stock Based Consulting
     Amortization of deferred compensation                 $      -             $828,884            $ 1,157,500
     Common stock issuable for consulting services           35,975                    -                116,950
     Options issued to consultants                           68,979                    -              3,266,011
     Warrants issued for consulting services                      -                    -              1,618,526
__________________________________________________________________________________________________________________
                                                            104,954              828,884              6,158,987
__________________________________________________________________________________________________________________

Stock Based Management Fees
     Amortization of deferred compensation                        -              162,500                650,000
     Options issued to management                                 -                    -              2,047,753
__________________________________________________________________________________________________________________
                                                                  -              162,500              2,697,753
__________________________________________________________________________________________________________________

Stock Based Wages and Benefits
     Options issued to employees                            227,632                    -                894,923
__________________________________________________________________________________________________________________
                                                           $332,586             $991,384            $ 9,751,663
==================================================================================================================



NOTE 9:  INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of October 31, 2007, the Company had net operating loss carry forwards of approximately $23,538,371 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:


_________________________________________________________________________________________
                                                      Three Months         Three Months
                                                          Ended               Ended
                                                    October 31, 2007     October 31, 2006
_________________________________________________________________________________________

Federal income tax provision at statutory rate          (35.00)%             (35.00)%
States income tax provision at statutory rates,
     net of federal income tax effect                    (5.48)%              (5.48)%
_________________________________________________________________________________________
Total income tax provision                              (40.48)%             (40.48)%
=========================================================================================


The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:


_________________________________________________________________________________________
                                                      Three Months         Three Months
                                                          Ended               Ended
                                                    October 31, 2007     October 31, 2006
_________________________________________________________________________________________

Loss before income taxes                              $   (4,825,065)      $ (4,002,077)
Corporate tax rate                                             40.48%             40.48%
_________________________________________________________________________________________
Expected tax expense (recovery)                           (1,953,120)        (1,620,041)

Increase (decrease) resulting from:
     Permanent differences                                    99,534              6,027
     True-up adjustment                                        1,755                  -
     Non-qualified stock options                                   -                  -
     Change in valuation allowance                         1,879,609          1,614,014
_________________________________________________________________________________________
From Operations                                               27,778                  -
Unrecognized gain, other comprehensive income                (27,778)                 -
_________________________________________________________________________________________
Future income tax provision (recovery)                $            -       $          -
=========================================================================================

The Company's deferred tax assets are as follows:

_________________________________________________________________________________________

                                                     October 31, 2007     July 31, 2007
_________________________________________________________________________________________

Deferred tax assets
     Mineral property acquisitions                    $    5,221,263       $  4,782,209
     Exploration costs                                     1,914,956          1,398,264
     Permitting fees and expenditures                        138,703             87,655
     Stock option expense                                    587,593          1,195,355
     Depreciable property                                     12,707              7,230
     Charitable donations                                      7,475              7,475
     Loss carry forwards                                   9,528,009          8,716,371
_________________________________________________________________________________________
                                                          17,410,707         16,194,559
     Valuation allowance                                 (17,243,314)       (15,999,388)
_________________________________________________________________________________________
Net Deferred Tax Assets                                      167,393            195,171
Deferred tax liability, other comprehensive income          (167,393)           195,171
_________________________________________________________________________________________
Net Deferred Income Tax Assets                        $            -       $          -
=========================================================================================



As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

________________________________________________________________________________

July 31, 2023                                                        $    24,132
July 31, 2024                                                             74,499
July 31, 2025                                                            403,227
July 31, 2026                                                         13,113,235
July 31, 2027                                                          7,918,175
July 31, 2028                                                          2,005,103
________________________________________________________________________________
                                                                     $23,538,371
================================================================================

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

NOTE 10  COMMITMENTS
________________________________________________________________________________

On February 1, 2007 the Company entered into a financial consulting agreement for a 12 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,500 and 2,500 restricted common shares per month. As of October 31, 2007, issuances of 2,500 shares for each of the months of July through October (inclusive) have been accrued, and accordingly, an expense of $35,975 has been included in stock-based consulting fees based on the fair value of the 7,500 shares issuable during the period.

On April 6, 2007 the Company entered into a twelve month consulting services agreement at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. As of October 31, 2007 no services had been provided and accordingly, the $100,000 retainer is classified as a prepaid expense.

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

On September 25, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexico and Wyoming. Consideration for the asset purchase was $100,000, consisting of (i) a $50,000 cash payment upon acceptance (paid); and a final $50,000 installment prior to January 11, 2008.

The Company is committed to pay its key executives a total of approximately $450,000 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $10,645, with all agreements having a maximum term of no more than three years. Additionally, the Company is renting office space in Vancouver, Canada on a month to month basis at approximately $2,365 per month.

The aggregate minimum payments over the next five years are as follows:

================================================================================

October 31, 2008                                                        $804,857
October 31, 2009                                                         144,359
October 31, 2010                                                          16,154
________________________________________________________________________________
                                                                        $965,370
================================================================================


NOTE 11  SUPPLEMENTAL CASH FLOW INFORMATION AND
         NONCASH INVESTING AND FINANCING ACTIVITIES
________________________________________________________________________________

                                                    Three Months Ended
                                          October 31, 2007      October 31, 2006
________________________________________________________________________________

Interest paid                                   $  -                  $  -
Income taxes paid                               $  -                  $  -
================================================================================

NOTE 12: SUBSEQUENT EVENTS
________________________________________________________________________________

     (a) On November 1, 2007 the Company entered into an asset purchase agreement for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 and August 15, 2008, and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full.

     (b) On November 1, 2007 the Company granted 660,000 common stock options with an exercise price of $3.80 to certain consultants, directors and employees. The term of the options is ten years.

     (c) On November 13, 2007 the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008, December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of the Company's common stock over the 10 days immediately preceding the due date.

     (d) On November 27, 2007, the Company filed a registration statement on Form S-8 with the SEC to register for resale an aggregate of 5,500,000 shares of the Company's common stock, par value $0.001 per share, issuable by the Company pursuant to awards to eligible participants under its 2006 Stock Incentive Plan. As a result all 10,000,000 shares of the Company's common stock both issued and available for issuance under the Company's 2006 Stock Incentive Plan have now been registered for resale with the SEC.

                                   __________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Uranium Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (December 5, 2005), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "URME:OB". As of September 28, 2007 we commenced trading on the American Stock Exchange under the symbol "UEC".

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Uranium Energy," refers to Uranium Energy Corp.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have acquired interests in uranium exploration mineral properties totaling 59,541 gross acres (51,846 net mineral acres) of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming that have been either leased or staked, which we intend to explore for economic deposits of uranium. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. Many of these properties has been the subject of historical exploration by other mining companies. Their historical results indicate that further exploration for uranium is warranted. Our view that our properties are prospective for mineral exploration is based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Cibola Resources LLC Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties is summarized as follows:

________________________________________________________________________________

                                               GROSS ACRES         NET ACRES (*)
________________________________________________________________________________

Arizona                                          2,871.28             2,871.28
Colorado                                         5,041.04             5,041.04
New Mexico                                      25,844.02            18,958.82
Texas                                            6,279.34             5,470.05
Utah                                             2,226.94             2,226.94
Wyoming                                         17,278.29            17,278.29
________________________________________________________________________________
                                                59,540.91            51,846.43
================================================================================

(*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

During the 2008 fiscal year through the date of this Quarterly Report, we acquired an additional 4,544 gross acres (4,154 net acres) in the States of Arizona, Texas and Wyoming for an aggregate paid consideration of $1,173,519.

We plan to use our database of exploration data in order to target additional exploration properties for acquisition. For the remainder of the 2008 fiscal year, we plan to acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete these acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us. These potential acquisition properties have not yet been specifically identified.

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

GOLIAD

During the 2008 fiscal year and through the date of this Quarterly report, we continued the initial confirmation drilling at our 100% controlled Goliad project in Goliad County, Texas (the "Goliad Lease"). Our drilling program consists of ongoing drilling in order to confirm and expand the existence of historically drill-indicative resources on the property (as identified by Moore Energy Corporation during the 1980's) and extending historically identified mineralized trends.

As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 450 holes. To date, our drilling has concentrated in the areas of the A and B Sand ore bodies, with a further total of 541 holes drilled, consisting of 177,472 feet.

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

Under terms of a Letter Agreement (the "Letter Agreement") between Cebolleta and NEI, further payments to the order and direction of Cebolleta are required as follows:

     (a) $2,000,000 six months from the effective date of the Letter Agreement (paid $980,000, being the Company's portion);
     (b) $500,000 representing an advanced royalty, every 12 months from the effective date of the Letter Agreement until uranium production begins (to be deducted from any royalties paid in that same year);
     (c) $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study, and all prior payments made to Cebolleta will be credited to the recoverable reserve payment;
     (d) 4.50% to 8.00% production royalty payments depending upon the uranium sale price; and
     (e)  $30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $2,486,750 in acquisition costs and an additional $119,137 in exploration costs on behalf of Cibola for a cumulative contribution of $2,569,137.

NEW RIVER PROJECT

Effective November 1, 2007, we entered into a binding letter Agreement to Purchase Assets (the "Agreement") with Melvin O. Stairs, Jr. ("Mr. Stairs"), whereby we acquired from Mr. Stairs an undivided 100% legal, beneficial and registered interest in and to a certain mineral exploration claim represented by permit number 08-111678, which is located at T7N R3E, Section 32, in Maricopa County, Arizona (the "Mineral Claim"), together with a certain database containing various material information respecting the subject Mineral Claim (the Mineral Claim and its database, collectively, the "Assets"). As consideration for acquisition of the Assets, we have agreed to make the following payments (each a "Purchase Price Payment") and the following Mineral Claim maintenance payments (each a "Purchase Price Maintenance Payment") to Mr. Stairs in the following manner at the following times after November 1, 2007 (the "Acceptance Date"):

     (a) Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of U.S. $1,200,000 in the following manner and at the following times:

          i) an initial and non-refundable Purchase Price Payment of U.S. $10,000 immediately upon the Acceptance Date of the Agreement
               (paid);

          ii) further non-refundable Purchase Price Payments of U.S. $95,000 on or before January 10, 2008 and August 15, 2008; and

          iii) further non-refundable Purchase Price Payments of U.S. $100,000 every six months commencing on or before January 10, 2009 and ending August 15, 2013.

     (b) Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to our satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

Pursuant to the terms of the Agreement, in order to secure the complete and timely payment of our purchase price obligations to Mr. Stairs under the Agreement, we granted a security interest in and to, a lien upon and a right of set-off against our right, title and interest in and to the Assets.

In addition, and pursuant to the terms of the Agreement, at any time prior to the earlier of the payment of the entire Purchase Price by us to Mr. Stairs or the termination of the Agreement for any reason, we have a right of first refusal to acquire all or any portion of any interest in the Agreement or to any mineral property interest which Mr. Stairs may have an interest in at anytime and which Mr. Stairs desires to dispose of (collectively, the "Holding"). If Mr. Stairs receives a BONA FIDE offer to purchase from, or where a sale is solicited by Mr. Stairs, then upon settling the proposed terms thereof with a third party for the purchase or sale of the Holding, Mr. Stairs shall offer to sell the Holding to us. The offer to sell to us shall be on the same terms and conditions and of equivalent dollar value as those contained in the offer to the third party; provided, however, that should Mr. Stairs and us fail to agree upon a determination of the equivalent dollar value for any such offer, such equivalent dollar value shall be determined by arbitration under the provisions of the Agreement. We shall be entitled to elect, by notice to Mr. Stairs within 30 calendar days from the date of receipt of the offer to sell, to acquire the Holding, on the same terms and conditions as those set forth in the offer to the third party. If we do not exercise its right to acquire the Holding, Mr. Stairs may, for a period of 60 calendar days following the last date upon which we could have made the election, dispose of the Holding, but only on the same terms and conditions as set forth in that offer.

F-33 ACQUISITION

On November 13, 2007, we entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, we paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008, December 31, 2008, and December 31, 2009. At our option, the final two installments may be paid in stock, based on the average trading price of our common stock over the 10 days immediately preceding the due date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2006

We are an exploration stage company and net revenues during the three months ended October 31, 2007 and 2006 were $Nil. Our net loss for the three months ended October 31, 2007 was $4,852,843 compared to a net loss of $4,002,077 during the three months ended October 31, 2006.

Operating expenses incurred during the three months ended October 31, 2007 increased to $4,903,461 from $4,041,495 over the same period ended October 31, 2006. The increase is primarily due to the expansion of current operations and the corresponding change in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

     o Consulting fees increased to $154,889 during the three months ended October 31, 2007 from $34,864 during the same period months ended October 31, 2006 due primarily to increased reliance on third party service providers as the Company expands its operations.
     o Consulting fees - stock based decreased to $104,954 during the three months ended October 31, 2007 from $828,884 during the three months ended October 31, 2006. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period expense consisted of the amortization of significant stock and warrant grants issued to consultants.
     o Depreciation increased to $39,736 during the three months ended October 31, 2007 from $5,686 during the three months ended October 31, 2006 due to significant investments in property and equipment during the current period, the seven month period ended July 31, 2007, and the last half of the 2006 calendar year.
     o General and administrative costs increased to $1,147,994 during the three months ended October 31, 2007 from $809,797 during the three months ended October 31, 2006 due to the general expansion in operations and personnel in the current period as compared to the prior period.
     o Impairment loss on mineral properties decreased to $1,173,519 during the three months ended October 31, 2007 from $1,721,616 during the three months ended October 31, 2006. Current year acquisition costs that have been written off to impairment include the Company's $980,000 portion of Cibola payment due in the current period. Prior period acquisition costs written off to impairment include $1,437,500 in stock based costs on the issuance of shares pursuant to the Moore Option agreement.
     o Management fees increased to $143,698 during the three months ended October 31, 2007 from $82,650 during the three months ended October 31, 2006 due primarily to increases in executive compensation agreements.
     o Management fees - stock based decreased to $Nil during the three months ended October 31, 2007 from $162,500 during the three months ended October 31, 2006 as the Company did not issue any options or warrants as compensation to management during the current period.
     o Mineral property expenditures increased to $1,790,906 during the three months ended October 31, 2007 from $320,992 during the three months ended October 31, 2006 due to the expansion of exploration activities over the prior period, primarily in the Goliad project.
     o Professional fees increased to $120,133 during the three months ended October 31, 2007 from $74,506 during the three months ended October 31, 2006 due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in the Company's operations.
     o Wages and benefits - stock based increased to $227,632 during the three months ended October 31, 2007 from $Nil during the three months ended October 31, 2006. The current year expense consists of the fair value of option grants earned during the period.

Interest and other income increased to $78,396 during the three months ended October 31, 2007, from $39,418 during the three months ended October 31, 2006, due to higher cash balances maintained throughout the current period.

Deferred tax expense increased to $27,778 during the three months ended October 31, 2007 from $Nil during the three months ended October 31, 2006. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the three months ended October 31, 2007 was $4,852,843 or ($0.13) per share, compared to a net loss of $4,002,077 or ($0.14) per share during the three months ended October 31, 2006. The weighted average number of shares outstanding was 37,618,731 for the three months ended October 31, 2007 compared to 28,312,718 for the three months ended October 31, 2006.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

Of the $4,903,461 incurred as operating expenses during the three months ended October 31, 2007 an aggregate of $143,698 was incurred payable to certain officers and directors and recorded as management fees. At October 31, 2007 there were no amounts due and owing to our directors and officers.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At October 31, 2007 the Company had $4,425,146 in cash. Generally, the Company has financed its operations through the proceeds from the private placement of equity securities and the exercise of stock options and warrants. The Company used $4,658,307 net cash during the three months ended October 31, 2007.

OPERATING ACTIVITIES

Net cash used in operating activities during the three months ended October 31, 2007 was $3,232,716 compared to $1,287,680 in the corresponding period of 2006. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

FINANCING ACTIVITIES

Net cash provided by financing activities during the three months ended October 31, 2007 was $130,000 compared to $38,333 in the corresponding period of 2006. During the current period, the Company received net proceeds of $130,000 from the exercise of options during the period.

INVESTING ACTIVITIES

Net cash used in investing activities during the three months ended October 31, 2007 was $1,555,591 compared to $481,161 in the corresponding period of 2006. Significant investing expenditures during the current period included mineral property acquisitions, including the $980,000 payment related to the Cibola Resources LLC agreement, and purchases of property and equipment.

STOCK OPTIONS AND WARRANTS

At October 31, 2007 we had 3,732,500 stock options and 3,996,098 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.45 per share and the outstanding warrants have a weighted average exercise price of $2.66 per share. Accordingly, as of October 31, 2007 the outstanding options and warrants represented a total of 7,728,598 shares issuable for proceeds of approximately $16,000,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

PLAN OF OPERATION AND FUNDING

Existing working capital is not expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and the exercise of Stock Options and Warrants. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

GOING CONCERN

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at October 31, 2007, we have working capital of $4,920,696 and an accumulated deficit of $38,015,997. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options for net proceeds of $24,935,196 from the issuance of shares of the our common stock.

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

Under terms of a Letter Agreement (the "Letter Agreement") between Cebolleta and NEI, further payments to the order and direction of Cebolleta are required as follows:

     (a) $2,000,000 six months from the effective date of the Letter Agreement (paid $980,000, being the Company's portion);
     (b) $500,000 representing an advanced royalty, every 12 months from the effective date of the Letter Agreement until uranium production begins (to be deducted from any royalties paid in that same year);
     (c) $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study, and all prior payments made to Cebolleta will be credited to the recoverable reserve payment;
     (d) 4.50% to 8.00% production royalty payments depending upon the uranium sale price; and
     (e)  $30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $2,486,750 in acquisition costs and an additional $119,137 in exploration costs on behalf of Cibola for a cumulative contribution of $2,569,137.

CONSULTING AGREEMENTS

On September 15, 2007 we entered into a three month consulting services agreement valued at approximately (euro)84,000 ($116,633 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, we paid a retainer of approximately (euro)55,000
($76,367  US),  and  will  pay  two  additional  installments  of  approximately
(euro)10,000 ($13,885 US) each 30 and 60 days from the date of the agreement respectively. Additionally, we will pay a service fee of approximately
(euro)3,000 ($4,165 US) per month during the three month term.

On September 6, 2007 we entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, we paid a retainer of $100,000, with the balance of the agreement due upon completion of the services.

DATABASE ACQUISITION

On September 25, 2007 we entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexicoa and Wyoming. Consideration for the asset purchase was $100,000, consisting of (i) a $50,000 cash payment upon acceptance (paid); and a final $50,000 installment prior to January 11, 2008.

NEW RIVER PROJECT ACQUISITION

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs"), for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 and August 15, 2008, and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full.

F-33 ACQUISITION

On November 13, 2007, we entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, we paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008, December 31, 2008, and December 31, 2009. At our option, the final two installments may be paid in stock, based on the average trading price of our common stock over the 10 days immediately preceding the due date.

MANAGEMENT FEES

We are committed to pay our key executives a total of approximately $450,000 per year for management services.

OFFICE LEASES

We are currently leasing office premises in New Mexico, Texas, and Wyoming for monthly payments totaling $10,645. All office lease agreements having a maximum term of no more than three years.

PURCHASE OF SIGNIFICANT EQUIPMENT

Effective May 29, 2007, we committed to spend approximately $140,000 to acquire a PFN assay tool and $120,000 to build a second logging truck which is currently under construction. As of the date of this Quarterly Report a total of $65,000 has been paid towards these commitments and has been included with vehicles.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued Interpretation No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an impact on the Company's financial statements during the current period.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its financial position and results of operations.

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


                                   __________

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

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three month period ended October 31, 2007. The audit committee has also discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Ernst & Young LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three month period ended October 31, 2007 filed with the Securities and Exchange Commission.


                                   __________

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

EPOCH FINANCIAL GROUP, INC.

On February 1, 2007 the Company entered into the Epoch Financial Consulting Agreement. In accordance with the terms and provisions of the Epoch Financial Consulting Agreement, on November 6, 2007 we issued 10,000 shares of our restricted common stock.

SHARE PURCHASE WARRANTS

During the three months ended October 31, 2007 and through the date of this Quarterly Report, we issued an aggregate of 13,900 shares of our common stock pursuant to the exercise of 13,900 stock purchase warrants for net proceeds of $34,750.

STOCK OPTIONS

On November 27, 2007, the Company filed a registration statement on Form S-8 with the SEC to register for resale an aggregate of 5,500,000 shares of the Company's common stock, par value $0.001 per share, issuable by the Company pursuant to awards to eligible participants under its 2006 Stock Incentive Plan. As a result all 10,000,000 shares of the Company's common stock both issued and available for issuance under the Company's 2006 Stock Incentive Plan have now been registered for resale with the SEC.

During the three months ended October 31, 2007 and through the date of this Quarterly Report, we issued an aggregate of 100,000 restricted shares of our common stock pursuant to the exercise of 100,000 stock options for net proceeds of $130,000.

During the three months ended October 31, 2007 and through the date of this Quarterly Report, we granted an aggregate amount of 660,000 stock options to certain officers, directors, employees and consultants having an exercise price of $3.80 per share and a 10 year expiry period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS


EXHIBIT                 DESCRIPTION OF EXHIBIT
________________________________________________________________________________

 31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

 31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

 32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________________________________________________________

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


URANIUM ENERGY CORP.

          /s/ "Amir Adnani"
          ________________________________________________
          AMIR ADNANI
          President, Chief Executive Officer and Principal
          Executive Officer
          Date:  December 12, 2007



          /s/ "Pat Obara"
          ________________________________________________
          PAT OBARA
          Secretary, Treasurer, Chief Financial Officer,
          Principal Accounting Officer
          Date:  December 12, 2007