Form 10KSB/A
period 2007-07-31
URANIUM ENERGY CORP
filed 2008-02-08
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-127185

URANIUM ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Suite 230, 9801 Anderson Mill Road, Austin, Texas 78750
(Address of Principal Executive Offices)

(512) 828-6980
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

Check if there is no disclosure of delinquent filers pin response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year (ending July 31, 2007): $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of October
18, 2007 was approximately $152,328,956 based upon the average bid and asked price on that date.

The Registrant had 37,612,088 shares of common stock outstanding as of October 18, 2007.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Uranium Energy Corp.. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

EXPLANATORY NOTE

This Form 10-KSB/A of Uranium Energy Corp. (the "Company") amends the Company's Form 10-KSB for the period ended July 31, 2007, and is being filed to include a note to the Company's audited financial statements for the period ended July 31, 2007 explaining a reclassification of mineral property acquisition costs from the year ended December 31, 2006. Mineral property acquisition costs of $3,022,311 for the fiscal year ended December 31, 2006, which were included in mineral property expenditures in the year ended December 31, 2006, were reclassified as an impairment loss on mineral properties in the Company's audited financial statements for the period ended July 31, 2007 and, accordingly, the prior year figures have been reclassified to conform with the current period presentation. The reclassification has no impact on the reported loss for the period.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB which was originally prepared and filed with the SEC but reflects amendments only to those items affected by the reclassification described above. It does not update other disclosures presented in the originally filed Form 10-KSB (except that more detailed disclosure has been provided regarding the change in the Company’s auditor in 2007). Accordingly, this Form 10-KSB/A does not reflect any events subsequent to the date of the originally filed Form 10-KSB. The reclassification described above is reflected in a new Note 14 to the Company’s July 31, 2007 financial statements and in management’s discussion relating to the period ended July 31, 2007 compared to the year ended December 31, 2006.

__________

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name “Carlin Gold Inc.” During 2004 we changed our business operations and focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. On January 24, 2005, we filed an amendment to our Articles of Incorporation changing our name to “Uranium Energy Corp.”

After the effective date of our initial registration statement which was filed with the Securities and Exchange Commission (December 5, 2005), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “URME:OB”. Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us", the "Company", “UEC” or "Uranium Energy," refers to Uranium Energy Corp.

FORWARD STOCK SPLIT

On February 14, 2006, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split on a 1.5 new for one old basis of our total issued and outstanding shares of common stock (the “Forward Stock Split”).

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

AMENDMENT TO ARTICLES OF INCORPORATION

On February 6, 2006, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State. The amendment revised Section 3 of our Articles of Incorporation increasing our authorized capital stock from 75,000,000 shares of common stock, at a $0.001 par value, to 750,000,000 shares of common stock with the same par value of $0.001. See “item 4. Submission of Matters to a Vote of Security Holders.”

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

We plan to utilize the in-situ recovery method (“ISR”) when mining for uranium, which is an alternative to conventional mining. We believe that this method of mining requires lower capital expenditures and has less impact on the environment, as well as a shorter lead time than conventional mining with respect to beginning production. ISR mining of uranium involves pumping oxidized water through an underground uranium deposit, dissolving it and then pumping it to surface for further processing. Monitor wells on sides of the deposit assure none of the uranium-rich waters leak away from the production zone. We plan to offer our ISR recovery engineering services as third party expertise to our peers as well.

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

This database adds over 500 drill holes and over 500,000 feet of drilling data results to the Company’s existing library of 4.6 million feet. Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports, and feasibility studies, and many other essential tools for uranium exploration and development.

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

This database was complied by the Standard Oil Company of Ohio (“SOHIO”) during the course of their development and production at JJ Number 1/L-Bar. We acquired the database from Paul Pierce, the Company's Manager of Mine Production. Mr. Pierce was employed by SOHIO from 1981 to 1986 as Senior Mining Engineer and Resource Development Specialist at the L-Bar operations.

We and our joint venture partners of Cibola Resources, LLC (“Cibola Resources”) which shares exclusive ownership of this database.

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

Moore

We acquired a database of US uranium exploration results from Moore Energy Corporation (“Moore Energy”), a private Oklahoma-based uranium exploration company.

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

The following provides information relating to our principal mineral properties:

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project property is located in south Texas near the northeast end of the extensive South Texas Uranium trend. The Goliad Project consists of multiple contiguous leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The UEC Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183 (Figure 4-2), a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28 d 52’ 7” N latitude, 97 d 20 36” W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods.

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

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain a Radioactive Materials License, a large area Underground Injection Control (“UIC”) Mine permit and a Production Area Authorization (PAA) permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the Texas Railroad Commission. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.

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

Historical Mineral Estimates and Their Reliability

Historical mineral estimates were prepared by Moore Energy from 1983 through 1985. For each drill hole, a grade thickness (GT) was determined. GT is the product of the average equivalent uranium mineral grade, as determined by eU3O8 gamma ray readings, and the thickness of the mineralized zone. Drill holes were termed ”highly mineralized” if the gamma and resistance logs and radiometric calculations indicated a GT of 0.3 or higher at a grade cutoff of 0.02% eU3O8 or greater. An outline contouring all of the drill holes with intercepts meeting these criteria was produced and the area within the outline was determined using a planimeter. The average GT of the holes within the contoured outline was then used to estimate the mineralization meeting the specified criteria.

During the field investigation by Moore Energy a prompt fission neutron (“PFN”) specialty logging unit was used to determine the disequilibrium factor (“DEF”) in the four different mineralized zones identified at the site. The logging unit was designed to determine the grade of uranium only while excluding the daughter products that develop over time from the half-life decay rates. The unit utilized by Moore Energy was provided by Princeton Gamma Technologies (“PGT”). A total of 30 boreholes were logged with the PFN unit by Moore Energy during the field investigation. The log output data is on a printout with one-foot values for the logged mineralized intercepts. Numerical values of the PGT uranium were assayed in %U3O8, the gross gamma equivalent e%U3O8,, and the unit calculated the DEF. The log header contains logging unit factors and location and hole identification data. The log output also includes a calculation of the intervals that have average grades above a designated cutoff and provides a calculation of the thickness, average grade, starting depth, grade thickness and DEF. A review of the historic data and discussion with the Moore Energy geologist shows that DEF data from PGT logged holes were sorted by intervals according to what zone that interval was situated. The DEF values from each zone were then averaged if there were enough values and those values used to adjust the historical estimate of Moore Energy.

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

Project Type

The Goliad uranium project is characteristic of other known Goliad sand / sandstone deposits in south Texas. The mineralization occurs within fluvial sands and silts as roll front deposits that are typically a “C” or cutoff “C” shape. The roll fronts are generally associated with an extended oxidation–reduction boundary or front.

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

At the project site the Goliad Formation is exposed at the surface and extends to depths exceeding 500 feet. Uranium mineralization occurs in four sand/sandstone units that are all below the saturated zone. The zones are designated A to D from the top to the bottom of the sequence. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each Zone is hydrologically separated by 10 to 50 feet or more of clay or silty clay. The uranium deposits are tabular in nature and can range from about one foot to over 45 feet in thickness. The “C”-shaped configuration is typically convex in a downdip direction with leading edge tails on the upper end. Most of the exploration and delineation holes with elevated gamma ray log anomalies are situated within a southwest-northeast trending graben and most of the gamma ray anomaly holes are situated along the northernmost of the two faults comprising the graben. This northernmost fault is downthrown to the southeast, which is typical for the majority of faults along the Texas coastal area.

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

Based on a review of drilling records and discussions with former Moore Energy and our current employees, previous drilling on the property was conducted using rotary mud drilling and truck-mounted drilling rigs. Cuttings are typically taken at 10-foot intervals and placed in piles on the ground for a geologist to review for lithology and alteration. The drill holes were completed at various depths depending on which of the four sand units may have been mineralized in the vicinity location. Once completed, the drill holes were logged by a contract logger using a probe with gamma ray, self-potential and single point resistance capability. Drift tools for bottom hole deviation were not used by Coastal Uranium nor for the vast majority of Moore Energy holes. We have utilized the digital logging capability of Century Geophysical Corp. and have downhole deviation records for these holes. The drill hole collar location was used to position the hole location for map locations of individual holes. Although several boreholes had no deviation records, all drilling to date has been set up to be vertical drilling. At the depth range (300–500 ft) of most Goliad Project drilling, measured bottom hole deviations from vertical are generally less than 10 feet.

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

At the time when we received a report of data for this disclosure, the report indicated that we had drilled a total of 360 confirmation holes. Of the total 360 holes, 104 contained uranium mineralization above the project grade cutoff (GT ≥ 0.3 feet-eU3O8%) and 32 were strongly mineralized (GT (feet-eU308%) ≥ 0.2 and < 0.3) . A high grade gamma ray anomaly intercept is considered one with a grade thickness product (GT) above 0.3 and a minimum grade of 0.02%eU 3O8. 51 of the holes were in the mineral category, having intercepts with a GT of 0.1 and a minimum grade of 0.02% eU3O8. Table 1 is a summary of the drilling results.

Table 1 - Summary of Drilling Results for the Goliad Project

Mineralization

No. Holes	Above Cutoff	Strong Mineral	Mineral	Other

360	104	32	51	173

Above cutoff category is the Company’s designation

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

Table 2. Representative Thickness and Grade by Zone

A - A'

Hole #	30892-62	30892-116	32202-64	32202-117	32202-108
Depth to Top (ft)	81	68	58	50	48
Depth to Base (ft)	144	130	120	116	108
Mineral Thickness (ft)	23.0	7.5	40.0	23.0	8.5
Grade (%U3 O8 )	0.05	0.03	0.04	0.05	0.03
Operator	Moore Energy	UEC	Moore Energy	UEC	UEC
Date Completed	27-Oct-83	3-Nov-06	31-Oct-83	15-Nov-06	8-Nov-06
Probe Used	414-1B	9055C-238	414-1B	9055C-82	9055C-238

B - B'

Hole #	32201-N105	32201-N103	32201-N114	32201-N85	32201-N86
Depth to Top (ft)	160	160	160	153	155
Depth to Base (ft)	206	207	207	206	202
Mineral Thickness (ft)	7.0	14.0	14.5	10.5	10.0
Grade (%U3 O8 )	0.04	0.10	0.11	0.03	0.04
Operator	UEC	UEC	UEC	UEC	UEC

Date Completed	7-Mar-07	7-Mar-07	8-Mar-07	14-Feb-07	14-Feb-07
Probe Used	9056C-33	9056C-33	9056C-33	9056C-33	9056C-33

C - C'

Hole #	30898-2	32201-N6	32201-N10	32201-N47	32201-N51
Depth to Top (ft)	160	226	220	214	219
Depth to Base (ft)	230	292	286	279	294
Mineral Thickness (ft)	11.0	15.0	22.0	8.5	6.0
Grade (%U3 O8 )	0.06	0.04	0.05	0.04	0.03
Operator	Moore Energy	UEC	UEC	UEC	UEC
Date Completed	27-Sep-83	7-Dec-06	7-Dec-06	22-Mar-07	9-Jan-07
Probe Used	414-1B	9055C-238	9055C-238	9056C-33	9056C-33

D - D'

Hole #	30898-10	30892-13	30892-111	30892-37	32202-108
Depth to Top (ft)	265	268	342	330	330
Depth to Base (ft)	348	350	420	418	423
Mineral Thickness (ft)	23.5	12.0	7.5	5.5	13.0
Grade (%U3 O8 )	0.11	0.09	0.03	0.04	0.03
Operator	Moore Energy	Moore Energy	UEC	Moore Energy	UEC
Date Completed	30-Sep-83	21-Jul-83	25-Oct-06	26-Aug-83	8-Nov-06
Probe Used	414-1B	SPB-01	9055C-82	SPB-01	9055C-238

Disequilibrium

Uranium disequilibrium can be defined as the ratio of chemical uranium (cU3O8,) over gamma-ray equivalent uranium (eU3O8,). The first determination is made in a laboratory, as described below, whereas the second determination is typically a field measurement, from which an indirect or equivalent estimate of uranium content can be made. The ratio, or disequilibrium, between “chemical” laboratory techniques and “equivalent” field techniques exists because of the ongoing radioactive decay of uranium over time. A positive DEF of 1.0 or greater indicates the presence of more chemical uranium than equivalent uranium.

During exploration of the Goliad property in the early 1980s, Moore Energy utilized the prompt fission neutron (PFN) downhole logging technology of the Princeton Gamma-Tech Corporation (PGT) to identify disequilibrium. A review of available logs identified 30 Moore Energy drill holes on which PGT’s PFN downhole logging tool was used to develop DEFs for the four mineralized zones on the project. Approximately 2,000 feet of hole was logged by PGT, which included all four of the mineralized zones. Both chemical (PFN direct reading) and equivalent (gamma log) U3O8, readings were obtained for each foot of logged hole.

The DEF for each of the four zones at the Goliad Project were estimated by Moore Energy during the 1982-85 field investigation. There were 30 borings during the Moore work that were logged with the PGT PFN tool to provide a direct comparison of the PGT uranium assay (%U3O8) with the gross gamma equivalent (eU3O8) from the radiometric signature of the material being logged. The A zone was the most logged unit, with about 14 PGT logs of mineralized zones. The average DEF for these logs was approximately 1.7. The B zone was penetrated by four PGT logs. Of the intervals above the grade and GT cutoffs, 2 holes had DEFs that averaged 1.439 and 2 holes with grade above cutoff but not GT had DEFs of 2.07 and 1.41. The B zone DEF was thus conservatively designated as 1.439. The D zone was PGT logged at 6 holes and the intervals above cutoffs had an average DEF of 1.435. No PGT logs were obtained of the C zone during the field program, due to the more limited areal extent of this unit and the limited time periods the PGT logger was at the project site. Because of the geologic similarity of the C zone sand with the B and D zones sands, Moore Energy assigned a DEF of 1.4 to the C zone to be consistent with the B and D zone sands. Although the PFN derived DEFs are believed to be reliable based on the operator’s experience and knowledge of the technology utilized, direct chemical assays were not done to verify the technique when this work was done..

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

Core Samples

We have taken three-inch core samples from eight drill holes representative of the occurrence of uranium mineralization at the site. The core holes are as follows: 30892-74C, 30892-85C, 30892-86C, 30892-102C, 30892-111C, 30892-118AC 30892-120C, and 32201-N100C) (Figure 13-1). The cores have included samples from all mineralized zones but the C zone. Samples have been used for the purpose of moisture content, total metals (U and Mo), cU3O8,for disequilibrium evaluations, leachability tests, density analyses and X-ray diffraction for mineral identification. Selected intervals were put in bags, labeled and placed in core boxes for transport to the respective laboratories for analyses. The remaining core is locked in a storage shed on the project site. All of the analyses except density determinations were conducted by Energy Labs in Casper, Wyoming. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the US Environmental Protection Agency, US Nuclear Regulatory Commission, and the following US states: AZ, CA, CO, FL, ID, NV, OR, SD, TX, UT and WA. The density analyses were conducted by Professional Service Industries in Austin, Texas.

Borehole Remediation and Abandonment

The Texas Railroad Commission requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. The standards include the cementing of test bore holes, the filling and abandonment of mud pits, and the marking of bore holes at the surface.

Remediation requirements are sometimes specific to the area of exploration and may include segregation, storage, and recovering with topsoil, regrading, and revegetation. The Railroad Commission conducts monthly remediation inspections of the Goliad Project site. Our Goliad Project site is in compliance with Railroad Commission remediation requirements.

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

Samples for chemical and radiometric gamma analysis are dried in a convection oven followed by grinding to -100 mesh. A 200 g sample is taken for the gamma analysis, placed in a tin and sealed with tape. A minimum 15 day period is required to establish equilibrium between 226Ra and the daughter 214Bi. The principal behind the gamma analysis is that in a particular uranium occurrence, 238U and 226Ra will be in equilibrium. Since 238U is the only source of 226Ra, one can assume that ideally, measuring the activity of 214Bi can be used to indirectly determine the total uranium concentration. Accuracy is determined by using certified 226Ra standards. The chemical analysis uses a one-gram sample digested in a nitric acid-hydrogen peroxide mixture and measured by Inductively Coupled Argon Plasma (ICP) emission spectroscopy using certified standards for control.

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

Several historic ISR and open pit operations mining from the Oakville and Jackson Formations are located within about 50 miles west of the property

Leach Amenability

Mineral processing or metallurgical testing was not reported as being conducted on any of the samples drilled or recovered during the Moore Energy exploration in the mid-1980s. We submitted selected core samples from our core hole # 30892-111C to Energy Laboratories, Inc. in Casper, Wyoming, in January 2007. These samples from the Goliad Project were sent to the laboratory for leach amenability studies intended to demonstrate that uranium mineralization at the property was capable of being leached using conventional in situ leach chemistry. The tests do not approximate other in-situ variables (permeability, porosity, and pressure) but provide an indication of a sample’s reaction rate and the potential chemical recovery.

Split sections of core were placed in laboratory containers and a lixiviate solution with 2.0grams per liter HCO3 (NaHCO3) and either 0.50 or 0.25g/L of H2O2 (hydrogen peroxide) was added to each test container. The containers were then rotated at 30 rpm for 16 hours. The lixiviate was then extracted from each test container and analyzed for uranium, molybdenum, sodium, sulfate, alkalinity (bicarbonate, carbonate), pH and conductance. A clean charge of lixiviate was added and the container rotated another 16 hours. Each sample rotation and lixiviate charge cycle was representative of 5 pore volumes with chemical analyses after each cycle. The cycle was repeated for a total of 6 cycles or the equivalent of 30 pore volumes.

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

Laboratory amenability testing of the cores samples indicated the uranium (dissolved elemental U) recoveries ranged from 86.4% to 88.9% in the four tests. These results show that the mineralized intervals at the Goliad Project are very amenable to ISR mining even when exposed to only one-half of the oxidant concentration normally used in the Leach Amenability test. Based on the Company’s experience with ISR mining of Catahoula and Oakville uranium deposits, as well as discussions with other Goliad deposit mining personnel, the geologically younger deposits in Texas (Goliad formation) have been the most amenable to in situ leaching. The uranium recovery is generally more complete (% recovery) and occurs in a shorter time period. Both of these factors are important for ISR mine development economics. Table 16-1 provides data on the weight of each sample, the depth from which each sample was taken, the chemical uranium grade of each sample and sample-by-sample uranium recovery results.

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

The amenability testing described above was conducted on core recovered from four depth intervals from one boring. While this was a limited sampling for this property, the samples are believed to be generally representative of the characteristics of the mineralized intervals and the determined recovery ranges for these intervals is considered to be reliable. Two of the four samples tested contained approximately 0.08%cU3O8and two contained lower grades of uranium (~0.04% cU3O8).Energy Laboratories, Inc. in Casper, Wyoming, conducted the laboratory testing for this project. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the US Environmental Protection Agency, US Nuclear Regulatory Commission and the following US states: AZ, CA, CO, FL, ID, NV, OR, SD, TX, UT and WA.

X-Ray Diffraction

Representative samples from three core holes were selected for analysis by x-ray diffraction (“XRD”) in an attempt to assess uranium minerology. The samples selected were from the following cores: 30892-111C (A Zone), 32201-N100C (B Zone) and 30892-74C (D Zone). The cores were submitted to Energy Laboratories, Inc. of Casper, Wyoming, for analysis as follows. A representative portion of each sample was ground to approximately -400 mesh in a steel swing mill, packed into a well-type plastic holder and scanned with the diffractometer over the range, 3-61o 2¸ using Cu-Ka radiation. The results of the scans are summarized as approximate mineral weight percent concentrations. Estimates of mineral concentrations were made using our XRF-determined elemental compositions and the relative peak heights/areas on the XRD scans. The detection limit for an average mineral in theses samples is ~1-3% and the analytical reproducibility is approximately equal to the square root of the amount. . Since all uranium grades at the Goliad Project are generally less than 1% as evidenced by gamma-ray probing, it is highly unlikely that any specific uranium mineral could be determined by XRD techniques.

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

Mine Permit

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

Nuclear Energy Inc (“NEI”), the manager of Cibola Resources, obtained a lease from the Board of Trustees of the Cebolleta Land Grant Board for an area of the land grant covering approximately 6,700 acres (2,994 hectares) of mineral rights. The majority of the leased mineral rights are covered by the surface estate held by the Cebolleta Land Grant, and surface use and access rights are included as provisions of the lease. A portion of the leased mineral rights are covered by surface rights held by a third party, and are not leased by NEI. NEI has assigned the lease to Cibola Resources, of which, Uranium Energy owns 49% of the shares.

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

Cibola Resources has accepted assignment of the Cebolleta Land Grant mineral lease from NEI. The lease, which has an initial term of ten years, may be extended beyond the initial term by Cibola Resources by undertaking mineral exploration, mine development and mining and/or mineral processing activities. The lease agreement requires Cibola Resources to make periodic (annual) advance royalty payments to the Cebolleta Land Grant, pay a sliding scale production royalty (based upon the sales price of U3O8) on any mine production from the property and provide employment opportunities and job training programs for the members of the Cebolleta Land Grant. Cibola Resources is required to complete an independent “third-party” feasibility study within six years of the effective date of the lease, and make a “reserve bonus” payment of US$1 per pound of U3O8, within the “Measured” or “Proven” reserve category and determined to be recoverable by a feasibility study. All annual payments made to the Cebolleta Land Grant prior to the completion of a feasibility study are to be deducted from the “reserve bonus” payment. The lease agreement conveys the rights to explore for, mine and process uranium deposits present on the leased lands. A “Short Form Memorandum of Uranium Mining Lease and Agreement” has been filed and recorded with the offices of the County Clerk and Recorder for Cibola County, New Mexico.

A portion of the leased properties are subject to a pre-existing 1/48th (2.08%) royalty on a “Uranium Value”. This third-party royalty is deductible from production royalties payable to the Cebolleta Land Grant, and does not represent a further economic burden to Cibola Resources or the project.

The leased property was formerly the site of several underground uranium and open pit mines and processing plant (uranium mill). Open pit and underground mines in the St. Anthony area of the Cebolleta Land Grant lease are currently being reclaimed by the former operators of those mines, UNC Resources (a subsidiary of General Electric). The L-Bar mine and uranium mill were reclaimed by the successor to Sohio Western Mining Company (“Sohio”), Kennecott Energy Company (“Kennecott”), and the mill site has been transferred to the US Department of Energy for long-term monitoring and management. The former L-Bar mill site is not a part the lease from Cebolleta Land Grant. An examination of the files of the State of New Mexico Environment Department and the New Mexico Energy and Minerals Department indicates that Kennecott has some limited reclamation obligations relating to subsidence associated with several ventilation holes for the former JJ #1 underground mine. UNC Resources has obligations to reclaim portions of the former St. Anthony mine area, and they are currently undertaking a comprehensive restoration program in accordance with the directives of the State of New Mexico. Cibola Resources and its members, NEI and Uranium Energy, have not assumed any reclamation liabilities for the properties.

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

M:\clients\NEI\NM-East_Area\Cebolleta-figs\Cebolleta-in-Min-Belt.dwg plotted: 07/24/2007
109°
108°
107°
36°
35°
NAVAJO
INDIAN
RESERVATION
ARIZONA
NEW MEXICO
San Juan Co.
McKinley Co.
Sandoval Co.
Cibola Co.
Bernalillo Co.
Sheep Springs
Window Rock
Gallup
Crownpoint
Grants
Laguna
Cuba
San Ysidro
Rio Puerco
Church Rock Area
Blackjack Area
West Ranch Area
Ambrosia Area
Poison Canyon Area
Juan Tafoya Project/ Marquez Deposit
Juan Tafoya Project/ Southeast Deposit
Cebolleta Project/ JJ Deposits
Cebolleta/St. Anthony Deposit
Albuquerque
NEW MEXICO
LEGEND
Cebolleta Project
City
Mines, Deposits, Undeveloped Deposits
Mount Taylor Volcanic Field
0
20
SCALE IN MILES
Issue
Date
Drawn FR
7/24/07
Checked TW
Approved TW
Revised
Revised
CIBOLA RESOURCES LLC
Cebolleta Prject Location
Grants Mineral Belt Area

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

M:\clients\NEI\NM-East_Area\cebolleta\Cebolleta-figs\Cebolleta-proj.dwg plotted: 09/10/2007

279
Cerro Negro
Tract I 538.457
US-DOE 100% Minerals
Sohio
Shaft
AREA I
AREA II
AREA III
AREA IV
AREA V
ST. ANTHONY
St. Anthony (United Nuclear)
St. Anthony (United Nuclear)
M-6 (United Nuclear)
Jackpile (Anaconda)

LEGEND

- Lease Area (6,700 Acres More or Less)
- Uranium deposits at L-Bar
- Uranium Deposits at St. Anthony
- Mine Shaft

N

0 5,000
SCALE IN FEET

Issue	Date
Drawn RJV	9/6/07
Checked TW	
Approved TW	
Revised	
Revised	

CIBOLA RESOURCES LLC

Cebolleta Project

Cibola County
New Mexico

The area is populated with sparse mixed grasses, with very limited stands of mesquite and pinion pine trees, typical of a semi-arid high desert climate. Temperatures at Grants (the nearest town with meaningful weather records) range from lows of approximately 50° to 80° Fahrenheit (9.9° to 26.6° Celsius) in the summer season, and 10° to 40° F (-12.2° to 4.4° Celsius) in the winter. The area receives approximately 11 inches (279 millimetres) of precipitation annually. Much of this precipitation comes in the form of afternoon thundershowers during the months of July and August, and as much as 13 inches (330 millimetres) of snow during the winter months. Winter snows and summer thunderstorms may create temporary muddy ground conditions that interrupt access for short periods of time. Other than these short periods of muddy ground conditions, mineral exploration and mining activities normally can be conducted without interruption throughout the year.

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

Climax Uranium, a subsidiary of American Metals Climax, obtained a lease from the Cebolleta Land Grant for the St. Anthony area and subsequently discovered several uranium deposits on the leased properties. Climax operated a series of small-scale open pit and underground mines, commencing in 1953 and ending in 1960, when the lease was acquired by United Nuclear Corporation (later to become UNC Resources, now a subsidiary of General Electric). During the period of Climax’s operations the company produced 320,942 pounds of U3O8. UNC’s mining activities are reported to have commenced in 1977. Production rates for the last two years of production at St. Anthony (1979 and 1980) were 1.134 million pounds of U3O8 from stockpiles at the mine site.

Reserve Oil and Minerals, a publicly-traded resource development company, purchased the Evans Ranch (surface and mineral rights) in 1968. Reserve sold an undivided 50 percent interest in the ranch, including the mineral rights, to Sohio (then a subsidiary of the Standard Oil Company of Ohio) in 1969 and formed a joint venture to explore for and develop uranium deposits on the Evans Ranch. Sohio operated the joint venture and discovered extensive uranium mineralization on the property prior to the construction of an underground mine and uranium mill complex (the L-Bar mine and mill). Sohio acquired Reserve’s interests in the property in 1982, and subsequently deeded their property interests in the area to the Cebolleta Land Grant in 1989.

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

b)

Underground Long-hole Resources: The area of influence for long-hole mineralization was 25 feet (7.6 metres) or one-half the distance to the nearest “waste” intercept. Tonnages and grades were calculated in the same manner as surface resources.

c)

Development Resources: This category of mineralization was calculated before the mining phase commenced. Average grades were calculated from muck-pile sampling (radiometric and chemical assaying). “Back-ore” and “floor-ore” were calculated from jackleg long-hole drilling data (radiometric assays). Pillar mineralization thickness was based upon the average height of underground drifts.

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

The Westwater Canyon Member ranges from 10 to 90 feet (three to 27 metres) in thickness in the project area. While the Westwater Canyon conformably overlies the Recapture Member there is evidence, on a local scale, for Westwater Canyon channels having “scoured” into the uppermost parts of the underlying Recapture Member. The Westwater Canyon, which is the principal host for uranium mineralization throughout the Grants mineral belt, is a greyish-yellow to pale orange sandstone. The sandstones are poorly sorted, range from fine to coarse-grained, and are sub-arkosic to arkosic in composition. In the Marquez Canyon area, approximately 15 miles (24 kilometres) north of the project area, the Westwater is comprised of several sandstone lenses that are separated by thin lenses of mudstone and siltstone.

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

The Jackpile sandstone is a distinct, yet local, unit that is in the uppermost part of the Brushy Basin Member. This unit is the host for the significant uranium deposits at the Jackpile – Paguate, St. Anthony, and L-Bar mines. The Jackpile sandstone extends in a north-easterly-trending belt that may be as much as 13 miles (21 kilometres) wide and more than 65 miles (105 kilometres) long. The unit may achieve a thickness of 200 feet (61 metres). In the St. Anthony mine complex the Jackpile ranges from 80 to 120 feet (24 to 37 metres), while at the adjoining L-Bar mine it ranges from 80 to 100 feet (24 to 30 metres) in thickness.

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

Deposit Types

The mineralization at the Cebolleta project is classified as tabular sandstone-hosted uranium deposits. The St. Anthony and L-Bar uranium occurrences were formed by the mobilization of uranium from either granitic rocks of the ancestral Mogollon Highlands, located south of the Cebolleta project area, or from the devitrification of tuffaceous rocks and tuffaceous material contained in the host sandstones and in the Brushy Basin Member. The uranium was transported from its “source” area to current locations by alkaline ground waters. Uranium minerals were deposited in the host sandstones, where humic acids derived from decayed vegetal material and transported by ground water “scavenged” uranium from the active ground water system.

At the L-Bar deposits carbonaceous material, which was the reductant for the precipitation of uranium occurs in two forms, as detritus, and as humate. No significant uranium mineralization occurs where carbonaceous material is absent.

As previously noted, the uranium mineralization is hosted (primarily) in porous and permeable sandstones within the Jackpile unit of the Brushy Basin Member of the Morrison Formation. This type of uranium deposit generally occurs at several different levels in the host, and a group of deposits may extend along an ill-defined “trend”, which may reflect channel facies of the host, for a distance of several miles. This style of uranium deposit is very well known in the Grants mineral belt where it is the dominant mode of uranium occurrence.

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

The six known uranium prospects located on the Cebolleta project share a common set of geological controls;

a)	All are hosted in medium to coarse-grained sandstones that exhibit a high degree of large-scale tabular cross-stratification;
b)	Near the margins of the prospects the mineralization thins appreciably, although halos of low-grade mineralization exist surrounding the deposits;
c)	Higher grade mineralization usually occurs in the core of the mineralized zones;
d)	Strong mineralization appears to be concentrated in the lowermost portions of the Jackpile, although anomalous concentrations of uranium are present throughout the vertical extent of the unit;
e)	Most of the mineralization appears to be “reduced”, with only isolated small pods, especially in the Willie P area, of discontinuous mineralization exhibiting oxidation;
f)	Extensive chemical and radiometric analyses on core holes by Sohio demonstrated that the mineralization is generally within equilibrium;
g)	Individual prospects do not show a preferred orientation or trend, and do not fully reflect the orientation of the main Jackpile sandstone channel trend;
h)	Nearly all of the prospects show a strong spatial relationship with carbonaceous material; and
i)

The prospects range in depth from approximately 200 feet (61 metres) in the south, at the St. Anthony area, to approximately 700 feet (213 metres) in the vicinity of the Area II and Area III deposits at L- Bar.

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

The drilling data that served as the basis for the historical mineral resources for the Cebolleta project includes more than 1,500 conventional (open-hole) rotary and core holes (totaling in excess of 600,000 feet [182,880 metres]) that were drilled between the late 1950’s and the early 1980’s. All drill holes were logged with truck mounted surface recording gamma/Self-Potential/single point resistivity logging units, which is a standard method of determining the presence and magnitude of subsurface uranium mineralization. This method of “sampling” provided a continuous record of the intensity of uranium mineralization in each drill hole. Cibola Resources has a significant number of the gamma/S-P/resistivity logs for holes at the Cebolleta project, and this data effectively defines the nature and extent not only of the subsurface uranium mineralization in the project areas, but also the thickness and lateral extent of the host rocks within the areas of drilling.

Drill holes were generally drilled on a square grid pattern, with holes spaced at 100 feet (30.48 metres), although some drilling at the “Area III” uranium deposit was spaced at 200 foot (60.96 metres) intervals. All drill holes were drilled vertically (-90 degrees) and intersected the generally flat-lying host rocks in a manner that gave an accurate depiction of the true thicknesses of the host rocks and the mineralized horizons.

Samples collected from the conventional rotary and core holes have not been available for examination, and likely no longer exist.

Sample Preparation, Analysis, and Security

All of the historical drill holes drilled at the Cebolleta project were logged with truck-mounted continuous surface recording natural gamma-ray/S-P/resistivity probe units. This process provided a continuous reading of gamma radioactivity through the entire length of the drill hole. Gamma-ray log values were then used to calculate radiometric grades from all of the mineralized holes. Most of the gamma logging was done by Dalton Well Logging and Geoscience Associates, Inc., both of whom were competent, experienced and independent geophysical logging contractors, on behalf of Reserve Oil and Minerals, Sohio and United Nuclear/UNC Resources. The gamma logging equipment was periodically calibrated at “test pits” of the US Atomic Energy Commission (now US Department of Energy) near Grants, New Mexico and Grand Junction, Colorado, in accordance with the standard operating procedures utilized in the industry at the time.

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

Adjacent Properties

The Cebolleta project is situated in the Laguna mining district, and adjoins the former Jackpile-Paguate open pit and underground uranium operations of Anaconda. At one time the Jackpile-Paguate mine was the largest uranium mine in the United States, and is reported to have produced more than 80 million pounds of U3O8 prior to its shut-down in the early 1980’s.

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

We have the following gross and net acre mineral property interests in states indicated below under lease:

	Gross Acres	Net Acres(*)
Arizona	2,231.28	2,231.28
Colorado	5,041.04	5,041.04
New Mexico ***	25,844.02	18,958.82
Texas	6,279.34	5,468.34
Utah	2,226.94	2,226.94
Wyoming **	17,278.29	17,278.29
	58,900.91	51,204.71

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

The following provides information relating to such claims:

	Number of Claims
Property	or Leases Held	Gross Acres	Net Acres
Artillery Peak 1	19 claims	392.54	392.54

Artillery Peak 2	31 claims	640.46	640.46

Dry Mountain	28 claims	578.48	578.48
Esther Basin	10 claims	206.60	206.60
Gunsight Canyon 1	11 claims	227.26	227.26
Gunsight Canyon 2	9 claims	185.94	185.94

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

The following provides information relating to such claims:

	Number of Claims
Property	or Leases Held	Gross Acres	Net Acres
Carnotite	18 claims	371.88	371.88
Ambrosia Lake	158 claims	3,264.28	3,264.28
Raven	22 claims	454.52	454.52
Triangulation	12 claims	247.92	247.92
Taco	34 claims	702.44	702.44

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

Our Laguna Trend Project consists of approximately 800 acres of lode claims on Bureau of Land Management land in northwestern New Mexico. The claim block is on-trend and several miles northeast of the historically-producing St. Anthony, Jackpile Paguate, and L-Bar uranium deposits, mined by Anaconda Minerals and Sohio. Northeast of the Company’s claim block is Kerr McGee’s (now Anadarko Petroleum’s) uranium deposit, Rio Puerco, and Conoco’s Bernabe uranium deposit. Both of these deposits are yet to be developed.

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

	Number of Claims
Property	or Leases Held	Gross Acres	Net Acres

Laguna Trend	40 claims	826.40	826.40

West Ranch	62 claims, 33 leases and 6 mineral deeds	7,040.92	3,181.03

San Mateo Mesa	66 claims	1,363.56	1,363.56

Ambrosia Lake	479 claims	9,896.14	9,896.14

Cebolleta	1 federal grant	6,717.00	3,291.33

Texas

We currently own nine leases located in a South Texas uranium trend that have been the subject of substantial historical exploration by Wold Nuclear Corporation (“Wold Nuclear”) in the 1970s and 1980s, and constitute some of our most prospective exploration targets. Wold Nuclear was a private uranium exploration company based in Casper, Wyoming, and owned by former Wyoming U.S. Congressman, John S. Wold. Wold Nuclear discovered a number of large uranium deposits in Wyoming which were later acquired and put into production by major uranium production companies. Wold Nuclear's Texas operations were a joint exploration venture with Cotter Corporation. Our Chief Geologist was employed by Wold Nuclear as district and chief geologist of its Texas based operations.

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

The following provides information relating to such leases:

	Number of Claims
Property	or Leases Held	Gross Acres	Net Acres

Carrizo	11 leases	1,296.70	1,067.12

Goliad	18 leases	2,474.66	2,163.47

Maetze	3 leases	166.83	158.47

Nichols	8 leases	1,347.61	1,345.90

Devillier	5 leases	654.85	394.70

Goehring	4 leases	214.44	214.44

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

The following provides information relating to such claims and leases:

	Number of Claims
Property	or Leases Held	Gross Acres	Net Acres
Crain	1 lease	640.00	640

Monument Canyon	21 claims	1,586.94	1,586.94

Wyoming

Our five Wyoming uranium mineral property areas total 17,278.29 acres. Wyoming led the nation’s uranium production in 2006 with 4,100,000 pounds of U3O8.

The Granite Mountain Thrust (“GMT”) property includes 4,686 acres of mining claims north of, and adjacent to, the Rio Tinto (Kennecott) uranium property, which has been drilled extensively since the 1960s by several entities. Our GMT property geology host rock is 2,000 to 3,000 feet thick in the early Eocene Age Battle Springs Formation - partly equivalent to the Wasatch and Wind River formations in other Wyoming Basins. We have assessed previous seismic exploration shot line data and confirmed Battle Springs Formation projections to the GMT area. We plan to drill six uranium exploration drill holes during 2008. The property is situated approximately eight miles east of the Crooks Gap uranium mining district, which produced about 10,000,000 pounds of U3O8 from 1953 through 1982 by open pit mining.

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

Our North Shirley Basin area, “Mud Springs” project, is planned for approximately 16,000 feet of drilling on the 3,014.48 acre property in 2008, and we expect to acquire about 700 more acres by the staking of 34 mining claims. The property, situated in North Shirley Basin, is located 30 miles south of Casper, along a U3O8 mineralized Wind River Formation trend northwest of the major Shirley Basin deposits mined in the 1960-70s.

Our DL, 1,275 acre, property is being reassessed by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

Wyoming	Number of Claims
Property	or Leases Held	Gross Acres	Net Acres

Granite Mountain	236 claims	4,686.43	4,686.43

Burnt Wagon	43 claims and 3 leases	2,553.64	2,553.64

LO-Herma	305 claims	5,748.76	5,748.76

Mud Springs	120 claims and 1 lease	3,014.48	3,014.48

DL Prospect	1 lease	1,274.98	1,274.98

EXPLORATION WORK PROGRAMS – NEW MEXICO AND COLORADO

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

Phase I Work Programs –New Mexico Utah, Arizona and Colorado

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

ANTHONY EMPLOYMENT AGREEMENT

On February 15, 2006, our Board of Directors authorized and approved the execution of the “Anthony Employment Agreement”. On July 1, 2006, our Board of Directors approved an amendment to the Anthony Employment Agreement extending the initial term to July 1, 2008. Pursuant to the terms and provisions of the Anthony Employment Agreement, as amended: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000 to October 1, 2006, when the monthly fee paid to Mr. Anthony increased to $12,500 through February 28, 2007, when an additional increase to $13,750 was approved by our Board of Directors; (iii) we granted an aggregate of 250,000 pre-forward split stock options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Anthony Employment Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Anthony) prior to the effective date of such termination. See “Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act”, “Item 10. Executive Compensation” and “Item 12 Certain Relationships and Related Transactions and Director Independence.”

ADNANI EXECUTIVE SERVICES AGREEMENT

On July 1, 2006, our Board of Directors authorized and approved the execution of the “Adnani Executive Services Agreement”, which was extended by way of letter agreement dated July 1, 2007. The initial term of the agreement is now two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Adnani Executive Services Agreement: (i) Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to Mr. Adnani a monthly fee of $10,000 to December 31, 2006, when the monthly fee paid to Mr. Adnani increased to $12,500 through June 30, 2007, when an additional increase to $13,750 was approved by our Board of Directors; (iii) we confirmed the previous granting of his existing pre-forward split stock options; and (iv) the Adnani Executive Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Adnani) prior to the effective date of such termination. See “Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act”, “Item 10. Executive Compensation” and “Item 12 Certain Relationships and Related Transactions and Director Independence.”

OPTION TO PURCHASE ASSETS AGREEMENT

On July 27, 2006, we entered into an option to purchase assets (the “Option”) with High Plains Uranium Inc. (“High Plains”), pursuant to which we agreed to sell a portion of our unencumbered database which consisted of 813 mobile drill logs (e-logs and lithlogs), 242 Moore Energy logs and certain drill hole location maps, reserve calculations, survey data and core analyses (collectively, the “Cadena Database”). In accordance with the terms and provisions of the Option: (i) High Plains shall within 30 calendar days (the “Option Period”) pay us a non-refundable cash payment in the aggregate amount of $150,000, with an initial option payment of $25,000 which was received on the date of execution of the Option and the final option payment of $125,000 on or before the end of the Option Period, which $125,000 we have received as of the date of this Annual Report; (ii) High Plains shall issue to us 333,333 shares of their common stock; and (iii) High Plains shall pay a 1.0% royalty to the Company of the gross proceeds from the sale of uranium or substance derived from a specified area within the Option.

On January 19, 2007, High Plains Uranium Inc. (“HPU”) completed a business combination agreement with Energy Metals Corp. (“EMC”), a listed Canadian reporting company. As a result, the 333,333 shares of HPU were exchanged for 53,763 shares of EMC. On August 10, 2007 Uranium One Inc. (“UOI”), a Canadian based public company listed on the Toronto Stock Exchange, completed an acquisition of all of the issued and outstanding shares of Energy Metals Corporation (“EMC”). As a result, the 53,763 shares of EMC were exchanged on a 1.15:1 basis and the Company received 61,827 shares of UOI. As of the date of this report the 61,827 shares of UOI had a fair market value of $690,608.

EPOCH FINANCIAL CONSULTING AGREEMENT

On February 1, 2007, we entered into a financial consulting agreement with Epoch Financial Group, Inc. (“Epoch”) for a twelve-month term (the “Epoch Financial Consulting Agreement”). In accordance with the terms and provisions of the Epoch Financial Consulting Agreement: (i) Epoch will disseminate our news releases, investor packages, research reports and corporate and industry sector materials; (ii) Epoch will promote investor awareness to the investment community; (iii) Epoch will arrange meetings with industry sector analysts, stock brokers and portfolio managers; and (iv) we will pay Epoch a monthly fee of $6,500 and issue to Epoch an aggregate of 2,500 restricted common shares per month.

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

CIBOLA RESOURCES LLC

On April 27, 2007, with a reference date of April 26, 2007, the Company entered into a joint venture with NEI, a Wyoming corporation, in connection with the exploration of a property covering 6,717 acres located in Cibola County, New Mexico (the “Property”), for uranium resources. In connection with the joint venture, Cibola Resources, a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities as contemplated by the parties.

NEI acquired a ten year mining lease (the “Lease”) to the Property from La Merced del Pueblo de Cebolleta, a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and

Agreement between Cebolleta and NEI effective April 6, 2007 (the “Mining Lease Agreement”), and has contributed the Lease to Cibola Resources. Terms of the Lease provide for:

a)	$2,000,000 six months from April 14, 2007, the effective date of the original agreement ($980,000, representing our 49% interest was paid on October 4, 2007);
b)	$500,000 representing an advanced royalty, every 12 months from the effective date of the original agreement until uranium production begins (to be deducted from any royalties paid in that same year);
c)	$1.00 per pound upon an independent mining engineering firm’s completion of a feasibility study and all prior payments made to Cebolleta will be credited to the recoverable reserve payment;
d)	4.50% to 8.00% production royalty payments depending upon the uranium sale price; and
e)	$30,000 per year towards a scholarship fund.

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the joint venture.

OBARA BUILDERS CONSULTING SERVICES AGREEMENT

On August 15 2007, with an effective date of July 1, 2007, our Board of Directors authorized and approved the execution of the “Obara Builders Executive Services Agreement”. The initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Obara Builders Ltd. Consulting Services Agreement: (i) Mr. Obara shall continue to provide duties to us commensurate with his current executive positions as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer; (ii) we shall pay to Obara Builders Ltd., a private company controlled by Pat Obara, a monthly fee of CAD $10,000; (iii) we approved the granting of stock options from time to time at such fair market exercise price or prices per Option Share as may be determined by our Board of Directors; and (iv) the Obara Builders Ltd. Consulting Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Obara) prior to the effective date of such termination. See “Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act”, “Item 10. Executive Compensation” and “Item 12 Certain Relationships and Related Transactions and Director Independence.”

CONSULTING AGREEMENTS

On March 29, 2007, we entered into a consulting services agreement for a period of six months (the “Consulting Agreement”). In accordance with the terms and provisions of the Consulting Agreement: (i) the consultant will provide advice on public and investor relations related matters and will arrange to generate a substantial interest for the Company in major European equity markets, specifically in Germany and Switzerland as well as provide introductions to the consultant’s investor’s network, potential private investors and investment advisors and various journalists of leading press agencies in Germany; (ii) we paid a retainer of approximately €209,000 ($286,644 US); and (iii) we will pay a final installment of approximately €91,178 ($125,050 US) due 90 days from the date of execution of the Consulting Agreement.

On April 6, 2007, we entered into a 12-month consulting services agreement valued at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

On September 15, 2007, we entered into a three month consulting services agreement valued at approximately €84,000 ($116,633 US). Under the terms of the agreement we paid a retainer of approximately €55,000 ($76,367 US) and will pay two additional installments of approximately €10,000 ($13,885 US) each 30 and 60 days from the date of the agreement, respectively. Additionally, we will pay a service fee of approximately €3,000 ($4,165 US) per month during the three month term. The consultant’s duties are to: (a) consult with and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community and creating the foundation for subsequent financial public relations efforts; (b) introduce the Company to the financial community and including, but not limited to, retail brokers, buy side and sell side institutional managers, portfolio managers, analysts and financial public relations professionals; (c) with the cooperation of the

Company, maintain an awareness during the continuance of the agreement of the Company’s plans, strategy and personnel, as they may evolve during such period, and consult and assist the Company in communicating appropriate information regarding such plans, strategy and personnel to the financial community; (d) assist and consult with the Company with respect to its (i) relations with stockholders, (ii) relations with brokers, dealers, analysts and other investment professionals and (iii) financial public relations generally; (e) perform the functions generally assigned to stockholder relations and public relations departments in major corporations and including, without limitation, responding to telephone and written inquiries; (f) upon and with the Company’s direction and written approval, disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and the general investing public; (g) upon and with the Company’s direction, conduct meetings, in person or by telephone, with brokers, dealers, analysts and other investment professionals to communicate with them regarding the Company’s plans, goals and activities, and assist the Company in preparing for press conferences and other forums involving the media, investment professionals and the general investment public; (h) at the Company’s request, review business plans, strategies, mission statements budgets, proposed transactions and other plans for the purpose of advising the Company of the public relations implications thereof; and (i) otherwise perform as the Company’s consultant for public relations and relations with financial professionals as may be directed by the Company from time to time during the continuance of the agreement throughout the Continent of Europe.

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

Our properties do not contain reserves in accordance with the definitions adopted by the US Securities and Exchange Commission (the “SEC”) and there is no assurance that any exploration programs that we out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and has no known body of economic mineralization. The known mineralization at these projects has not yet been determined to be economic ore, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable orebody exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore. Any determination that our properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

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

The financial statements for seven months ended July 31, 2007 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 6. Management’s Discussion And Analysis or Plan of Operation – Going Concern.”

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

As of the date of this Annual Report, there are 17,539,087 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,832,500 stock options outstanding and an aggregate of 4,009,998 share purchase warrants outstanding. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

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

Our common stock commenced trading on December 5, 2005 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because the market price of our common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “URME:OB” on December 5, 2005. On September 28, 2007 shares of our common stock commenced trading on the American Stock Exchange under the symbol “UEC”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Bulletin Board stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Period Ended	High Bid	Low Bid
July 31, 2007	$4.20	$3.11
June 30, 2007	$7.54	$3.71
March 31, 2007	$9.35	$2.80
December 31, 2006	$3.58	$2.67
September 30, 2006	$3.25	$1.72
June 30, 2006	$4.85	$2.00
March 31, 2006	$7.33	$0.83
December 31, 2005	$Nil	$Nil

As of .the date of this Annual Report we had 64 registered shareholders.

DIVIDEND POLICY

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Uranium Energy Corp. 2006 Stock Incentive Plan (the “2006 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Plans (excluding (a))
Equity Compensation
Plans Approved by
Security Holders (2006
Stock Incentive Plan)	3,832,500	$ 1.44	1,760,000
Equity Compensation
Plans Not Approved by
Security Holders (*)	4,009,998	$ 2.66	Nil

2006 STOCK INCENTIVE PLAN

On December 19, 2005, our Board of Directors authorized and approved the adoption of the 2005 Stock Option Plan effective December 19, 2005. On October 10, 2006, we adopted the 2006 Stock Incentive Plan (the “2006 Plan”) in place of the 2005 Stock Option Plan, under which an aggregate of 10,000,000 of our shares may be issued. All securities issued under the 2005 Stock Option Plan are covered by the 2006 Plan.

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

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant’s continuous service only to the extent provided by the administrator under the 2006 Plan. If the administrator under the 2006 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding. The 2006 Plan is subjective to approval by our shareholders within 12 months from the date of adoption of the 2006 Plan by our Board of Directors.

During seven months ended July 31, 2007 and through the date of this Annual Report, we granted an aggregate of 1,030,000 stock options at exercise prices ranging from $3.30 per share to $5.70 per share. During the same period, a total of 995,000 stock options were exercised at varying exercise prices resulting in the receipt of aggregate proceeds of $745,000.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 4,009,998 common stock purchase warrants issued and outstanding. During the seven months ended July 31, 2007, and through the date of this Annual Report, we issued an aggregate 159,998 common stock purchase warrants. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in private placements, and related to private placements as follows: (i) on January 3, 2007, we issued 100,000 warrants to acquire up to 100,000 shares at an exercise price of $3.00 per share until the latter of (a) 18 months from the date of issuance or (b) nine months commencing from the effective date of the pending Registration Statement (the “January 2007 Warrants”), and (ii) on June 15, 2007, we issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. See “ — Recent Sales of Unregistered Securities.”

Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333-127185 (the “Registration Statement), under the Securities Act, an aggregate of 2,700,000 shares of common stock underlying certain common stock purchase warrants, some of which are described above, were registered with an effective date of June 15, 2007.

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

JANUARY 2007 PRIVATE PLACEMENT OFFERING

On January 3, 2007, we closed a private placement offering (the “January 2007 Private Placement Offering”), whereby we issued an aggregate of 200,000 units at a price of $2.50 per unit (the “January 2007 Units”). Each January 2007 Unit consists of one share of common stock and one-half of one warrant (the “January 2007 Warrant”). We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the shares issuable upon exercise of the January 2007 Warrants. Each whole January 2007 Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share during the period commencing on the date of issuance and ending on the day which is the latter of: (i) 18 months from the date of issuance; or (ii) nine months commencing from the effective date of the registration statement.

The January 2007 Private Placement Offering was completed in reliance of Rule 506 of Regulation D of the Securities Act, with respect to investors in the United States, and in reliance of Rule 903 of Regulation S of the Securities Act, with respect to those investors who were not “U.S. Persons”, within the meaning of Regulation S, and who were otherwise outside of the United States. Sales to United States investors pursuant to Rule 506 of Regulation D were limited to investors who qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements as at and for the seven months ended July 31, 2007 and for the fiscal year ended December 31, 2006 and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

b)

Consulting fees – stock-based decreased to $704,058 during the seven months ended July 31, 2007, from $4,665,967 during the fiscal year ended December 31, 2006, due primarily to a reduction in the number of stock options issued as compensation to consultants during the current period;

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

e)

Impairment loss on mineral properties increased to $8,267,100 during the seven months ended July 31, 2007, from $3,022,311 during the fiscal year ended December 31, 2006. The prior year impairment loss was reclassified from mineral property expenditures to conform with current year presentation (see Note 14 to the Company’s July 31, 2007 financial statements). Current year acquisition costs that have been written off to impairment include approximately $1,500,000 relating to Cibola Resources, and approximately $5,400,000 in stock-based acquisition costs due to the high valuation of the remaining shares issued pursuant to the Brad Moore Option agreement;

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

h)

Management fees – stock-based increased to $1,774,500 during the seven months ended July 31, 2007, from $923,253 during the fiscal year ended December 31, 2006, due to the higher valuation of options issued as compensation to management during the current period;

i)

Mineral property expenditures increased to $2,453,001 during the seven months ended July 31, 2007, from $1,693,912 during the fiscal year ended December 31, 2006, due to the expansion of exploration activities over the prior period, where exploration was carried out primarily in the later stages of the year;

j)

Professional fees increased to $317,347 during the seven months ended July 31, 2007, from $315,564 during the fiscal year ended December 31, 2006, due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in the Company’s operations, which are offset by the shorter reporting period; and

k)

Wages and benefits – stock-based decreased to $236,213 during the seven months ended July 31, 2007, from $431,078 during the fiscal year ended December 31, 2006, due primarily to a reduction in the number of options issued as compensation to employees during the current period.

Of the $16,719,832 incurred as operating expenses during the seven months ended July 31, 2007, an aggregate of $302,697 was incurred payable to certain officers and directors in management and consulting fees. Of the $302,697: (i) we incurred to our President and Chief Executive Officer an aggregate of $88,750 in connection with performance of managerial, administrative and business development services; (ii) we incurred to our Chief Operating Officer an aggregate of $93,750 in connection with performance of managerial and operational services; and (iii) we incurred to our Chief Financial Officer an aggregate of $51,707 in connection with performance of administrative and financial services. As of the date of this Annual Report there were no amounts due and owing to our directors and officers. We also paid $20,745 in consulting fees and $11,980 in media and website development and hosting fees to private companies controlled by direct family members of two directors. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions and Director Independence.”

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

MATERIAL COMMITMENTS

On February 1, 2007, we entered into a financial consulting agreement for a 12 month term. Under the terms of the agreement, the consultant will: (i) disseminate the Company’s news releases, investor packages, research reports and corporate and industry sector materials; (ii) promote investor awareness and manage financial public relations to the investment community; and (iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. We will pay the consultant $6,500 and 2,500 restricted common shares per month.

On March 29, 2007, we entered into a six month consulting services agreement valued at approximately €300,178 ($411,694 US). The consultant will provide advice on public and investor relations related matters and will arrange to generate a substantial interest for the Company in major European equity markets, specifically in Germany and Switzerland as well as provide introductions to the consultant’s investor’s network, potential private investors and investment advisors and various journalists of leading press agencies in Germany. Under the terms of the agreement we paid a retainer of approximately €209,000 ($286,644 US) and will pay a final installment of approximately €91,178 ($125,050 US) which was due 90 days from the date of the agreement.

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

We are also committed to pay our key executives a total of approximately $305,500 per year. See “Item 10. Executive Compensation” and “Item. 13. Certain Relationships and Related Transaction and Director Independence.”

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

MINERAL PROPERTY COSTS

We are primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized when incurred in accordance with EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets”. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

RESTORATION AND REMEDIATION COSTS (ASSET RETIREMENT OBLIGATIONS)

Various federal and state mining laws and regulations require us to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

Future reclamation and remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by our engineering studies calculating the cost of future of surface and groundwater activities.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this Interpretation on January 1, 2007. There is no impact to our financial position as a result of this adoption.

In December 2006 the FASB issued FSP EITF 00-19-02, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. We have adopted this Interpretation on January 1, 2007. The impact to our financial position and results of operations as a result of this adoption is disclosed in the Notes to our July 31, 2007 Financial Statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders of
Uranium Energy Corp.
(an exploration stage enterprise)

We have audited the accompanying balance sheet of Uranium Energy Corp. (the “Company”), an exploration stage enterprise as of July 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the period then ended, and for the period May 16, 2003 (inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2006, and for the period May 16, 2003 (inception) through December 31, 2006, were audited by other auditors whose report dated February 26, 2007 expressed an unqualified opinion on those statements. The financial statements for the period May 16, 2003 (inception) through December 31, 2006 include total net loss of $16,969,779. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period May 16, 2003 (inception) through July 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

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

The financial statements for the year ended December 31, 2006, prior to the reclassifications for the items as described in Note 14, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 26, 2007. We have audited the reclassifications to the 2006 financial statements (as set out in Note 14) and in our opinion, such reclassifications, in all material respects, are appropriate and have been properly applied.

Vancouver, Canada,
September 28, 2007 (except for Note 14,
which is as of February 5, 2008)	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Uranium Energy Corp.:

We have audited the balance sheets of Uranium Energy Corp., an exploration stage company, as at December 31, 2006 and 2005 and the statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and for the period May 16, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended, and for the period May 16, 2003 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

February 26, 2007
Vancouver, Canada

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	July 31, 2007	December 31, 2006

CURRENT ASSETS
Cash and cash equivalents	$9,083,453	$13,581,377
Restricted cash (Note 3)	4,500	136,458
Available-for-sale securities (Note 4)	717,198	235,040
Accounts and interest receivable	4,415	20,020
Prepaid expenses and deposits	163,240	19,796
	9,972,806	13,992,691

PROPERTY AND EQUIPMENT (Notes 5 and 6)	553,530	205,004
	$10,526,336	$14,197,695

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$379,156	$306,462
Due to related parties (Note 7)	-	225,581
	379,156	532,043

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Common stock $0.001 par value: 750,000,000 shares authorized
37,612,088 shares issued and outstanding
(December 31, 2006 – 34,371,088)	37,612	34,371
Additional paid-in capital	42,950,985	30,597,518
Common share and warrant proceeds	34,750	250,000
Deferred compensation	-	(246,458)
Deficit accumulated during the exploration stage	(33,163,154)	(16,969,779)
Accumulated other comprehensive income	286,987	-
	10,147,180	13,665,652
	$10,526,336	$14,197,695

COMMITMENTS (Notes 5, 6 and 10)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For the Period
	Seven Months		from May 16, 2003
	Ended	Year Ended	(inception) to
	July 31, 2007	December 31, 2006	July 31, 2007

EXPENSES
Consulting fees	$253,026	$708,555	$961,581
Consulting fees – stock based (Note 8)	704,058	4,665,967	6,054,033
Depreciation	49,562	19,737	69,299
General and administrative	2,246,054	2,496,900	4,893,227
Impairment loss on mineral properties (Note 5)	8,267,100	3,022,311	11,934,236
Interest and finance charges (Note 8)	116,396	-	116,396
Management fees	302,697	647,248	1,123,406
Management fees – stock based (Note 8)	1,774,500	923,253	2,697,753
Mineral property expenditures (Note 5)	2,453,001	1,693,912	4,535,767
Professional fees	317,225	315,564	742,829
Wages and benefits – stock based (Note 8)	236,213	431,078	667,291
	16,719,832	14,924,525	33,795,818
LOSS BEFORE OTHER ITEMS	(16,719,832)	(14,924,525)	(33,795,818)
OTHER ITEMS
Interest income	319,824	76,494	396,318
Other income	11,462	29,713	41,175
	331,286	106,207	437,493
LOSS BEFORE INCOME TAXES	(16,388,546)	(14,818,318)	(33,358,325)
INCOME TAXES
Deferred income tax benefit	195,171	-	195,171
NET LOSS FOR THE PERIOD	(16,193,375)	(14,818,318)	(33,163,154)
OTHER COMPREHENSIVE INCOME
(NET OF INCOME TAXES)	286,987	-	286,987
TOTAL COMPREHENSIVE LOSS
FOR THE PERIOD	$(15,906,388)	$(14,818,318)	$(32,876,167)

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.45)	$(0.56)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING,
BASIC AND DILUTED	36,389,384	26,342,512

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY, CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2007

							Accumulated
							Other
	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, May 16, 2003	-	$-	$-	$-	$-	$-	$-	$-
Net loss for the period	-	-	-	-	-	(24,486)	-	(24,486)
Balance, December 31, 2003	-	-	-	-	-	(24,486)	-	(24,486)

Common stock
Issued for cash at $0.0013 per share	11,550,000	7,700	7,700	-	-	-	-	15,400
Issued for cash at $0.20 per share	2,413,936	1,610	481,186	-	-	-	-	482,796
Issued on the conversion of debenture
at $0.0013 per share	2,250,000	1,500	1,500	-	-	-	-	3,000
Issued on the conversion of debenture
at $0.20 per share	35,000	23	6,977	-	-	-	-	7,000
Issued on settlement of debts	79,647	53	15,876	-	-	-	-	15,929

Net loss for the year	-	-	-	-	-	(128,170)	-	(128,170)
Balance, December 31, 2004	16,328,583	10,886	513,239	-	-	(152,656)	-	371,469

Common stock
Issued for cash at $0.333 per share	1,357,500	905	451,595	-	-	-	-	452,500
Issued pursuant to mineral property
expenditures	825,000	550	274,450	-	-	-	-	275,000
Issued pursuant to service agreements	1,950,000	1,300	648,700	-	(650,000)	-	-	-

Stock based compensation	-	-	684,008	-	-	-	-	684,008

Reclassification for stock split	-	6,820	(6,820)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(1,998,805)	-	(1,998,805)
Balance, December 31, 2005	20,461,083	$20,461	$2,565,172	$-	$(650,000)	$(2,151,461)	$-	$(215,828)

URANIUM ENERGY, CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2007

							Accumulated
							Other
	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, December 31, 2005	20,461,083	$20,461	$2,565,172	$-	$(650,000)	$(2,151,461)	$-	$(215,828)

Common stock
Issued for cash at $1.00 per share	300,000	300	299,700	-	-	-	-	300,000
Issued for cash at $2.00 per share	2,525,000	2,525	5,047,475	-	-	-	-	5,050,000
Issued for cash at $2.50 per share	5,200,000	5,200	12,994,800	250,000	-	-	-	13,250,000
Issued on the exercise of options	3,137,505	3,137	1,622,563	-	-	-	-	1,625,700
Issued pursuant to mineral property
expenditures	1,518,750	1,519	2,592,231	-	-	-	-	2,593,750
Issued pursuant to service agreements
- consulting services	1,172,500	1,173	1,156,327	-	(246,458)	-	-	911,042
- property expenditures	56,250	56	138,694	-	-	-	-	138,750

Share issuance costs	-	-	(329,700)	-	-	-	-	(329,700)

Stock based compensation
- options issued for consulting services	-	-	2,130,149	-	-	-	-	2,130,149
- options issued for management fees	-	-	273,253	-	-	-	-	273,253
- options issued for property expenditures	-	-	57,250	-	-	-	-	57,250
- options issued for wages and benefits	-	-	431,078	-	-	-	-	431,078
- warrants issued for consulting services	-	-	1,618,526	-	-	-	-	1,618,526

Amortization of deferred compensation	-	-	-	-	650,000	-	-	650,000
Net loss for the year	-	-	-	-	-	(14,818,318)	-	(14,818,318)
Balance, December 31, 2006	34,371,088	$34,371	$30,597,518	$250,000	$(246,458)	$(16,969,779)	$-	$13,665,652

URANIUM ENERGY, CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2007

							Accumulated
							Other
	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, December 31, 2006	34,371,088	$34,371	$30,597,518	$250,000	$(246,458)	$(16,969,779)	$-	$13,665,652

Common stock
Issued for cash at $2.50 per share	200,000	200	499,800	(250,000)	-	-	-	250,000
Issued on the exercise of options	995,000	995	744,004	-	-	-	-	744,999
Issued on the exercise of warrants	1,283,500	1,284	2,907,467	34,750	-	-	-	2,943,501
Issued pursuant to mineral property
acquisitions	750,000	750	5,369,250	-	-	-	-	5,370,000
Issued pursuant to consulting service
agreements	12,500	12	74,713	-	-	-	-	74,725

Stock based compensation
- options issued for consulting services	-	-	382,875	-	-	-	-	382,875
- options issued for management fees	-	-	1,774,500	-	-	-	-	1,774,500
- options issued for property expenditures	-	-	248,250	-	-	-	-	248,250
- options issued wages and benefits	-	-	236,212	-	-	-	-	236,212

Warrants issued as penalties pursuant
to private placement agreements	-	-	116,396	-	-	-	-	116,396

Amortization of deferred compensation	-	-	-	-	246,458	-	-	246,458
Net loss for the period	-	-	-	-	-	(16,193,375)	-	(16,193,375)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	286,987	286,987
Balance, July 31, 2007	37,612,088	$37,612	$42,950,985	$34,750	$-	$(33,163,154)	$286,987	$10,147,180

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the Period
	Seven Months		From May 16, 2003
	Ended	Year Ended	(inception) to
	July 31, 2007	December 31, 2006	July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,193,375)	$(14,818,318)	$(33,163,154)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	2,714,771	6,020,298	9,419,077
Impairment loss on mineral properties	8,267,100	3,022,311	11,934,236
Non-cash interest and finance charges	116,396	-	116,396
Non-cash reduction of mineral property expenditures	-	(235,040)	(235,040)
Depreciation	49,562	19,736	69,298
Deferred income tax benefit	(195,171)	-	(195,171)
Changes in operating assets and liabilities:
Accounts and interest receivable	15,605	(20,020)	(4,415)
Prepaid expenses and deposits	(143,444)	(19,496)	(142,713)
Accounts payable and accrued liabilities	72,693	192,006	367,628
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,295,863)	(5,838,523)	(11,833,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	3,938,500	20,225,700	25,114,896
Convertible debenture proceeds	-	-	20,000
Share issuance costs	-	(329,700)	(329,700)
Advances from related parties	-	16,749	225,581
Repayments to related parties	(225,581)	-	(225,581)
NET CASH FLOWS FROM FINANCING ACTIVITIES	3,712,919	19,912,749	24,805,196

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	(2,648,850)	(238,811)	(3,260,557)
Purchase of property and equipment	(398,088)	(224,740)	(622,828)
Restricted cash	131,958	(136,458)	(4,500)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,914,980)	(600,009)	(3,887,885)

(DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(4,497,924)	13,474,217	9,083,453
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	13,581,377	107,160	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,083,453	$13,581,377	$9,083,453

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	$90,564	$579,535	$90,564
Term deposits	8,992,889	13,001,842	8,992,889
	$9,083,453	$13,581,377	$9,083,453

SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

NOTE 1: NATURE OF OPERATIONS

Uranium Energy Corp. (the “Company”) was incorporated on May 16, 2003 in the State of Nevada. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To July 31, 2007, interests in approximately 47,693 net acres of mineral properties have been staked or leased by the Company, including 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC of which the Company holds 49% interest.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at July 31, 2007, the Company has working capital of $9,593,650 and an accumulated deficit of $33,163,154. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $24,805,196 from the issuance of shares of the Company’s common stock.

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

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures to resource property interests and depreciation of property and equipment. Actual results could differ from those estimates.

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

Restoration and Remediation Costs (Asset Retirement Obligations)
Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

Future reclamation and remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by the Company’s engineering studies calculating the cost of future surface and groundwater activities.

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

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Property and Equipment
Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

Computer Equipment	3 years
Exploration Equipment	5 years
Furniture and Fixtures	5 years
Leasehold Improvements	term of lease
Vehicles	5 years

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has adopted this Interpretation on January 1, 2007. There is no impact to the Company’s financial position as a result of this adoption.

In December 2006, the FASB issued FSP EITF 00-19-02, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has adopted this Interpretation on January 1, 2007. The impact to the Company’s financial position and results of operations as a result of this adoption is disclosed in Note 8.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

Weesatche Property
On October 11, 2005, the Company entered into a mineral asset option agreement (the “Moore Option”) granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 post-split restricted common shares at a fair value of $0.33 per share. In consideration for the Moore Option and its partial exercise over the option term, the Company has made cash payments totaling $200,000 and issued 3,000,000 post-split shares of restricted common stock, of which the final 750,000 post-split shares of restricted common stock were issued on April 11, 2007 (refer to Note 8). Upon completion of the terms of the Moore Option title to the leases were transferred to the Company.

Holley Option
On March 28, 2007 the Company entered into a letter option agreement (the “Holley Option”) granting the Company the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain its option to acquire the assets, the Company is required to make the following option payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

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

Cibola Resources LLC
On April 27, 2007, with a reference date of April 26, 2007, the Company entered into a joint venture with Neutron Energy Inc. (“NEI”), a Wyoming corporation, in connection with the exploration of a property covering 6,717 acres located in Cibola County, New Mexico (the “Property”) for uranium resources. In connection with the joint venture, Cibola Resources LLC (“Cibola”), a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities as contemplated by the parties.

NEI acquired a ten year mining lease (the “Lease”) to the Property from La Merced del Pueblo de Cebolleta (“Cebolleta”), a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and Agreement between Cebolleta and NEI effective April 6, 2007 (the “Mining Lease Agreement”), and has contributed the Lease to Cibola. Terms of the Lease provide for:

(a)	initial payments of $3,000,000 (paid by NEI);
(b)	an additional cash payment of $2,000,000 six months from the effective date of the Lease (due October 14, 2007) ($980,000, being the Company’s portion was paid subsequently);
(c)	every year after April 6, 2007 until uranium production begins, an advance royalty of $500,000 (to be deducted from any royalties paid in that same year);

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

In December 2003, FASB issued FIN 46(R) “Consolidation of Variable Interest Entities” which requires investors to consolidate the financial information of investees in which they are the primary beneficiary. The Company is not the primary beneficiary in Cibola and accordingly, no consolidated financial information is required.

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

Mineral property acquisition costs on a regional basis are as follows:

			For the Period
	Seven Months		From May 16, 2006
	Ended	Year Ended	(inception) to
	July 31, 2006	December 31, 2006	July 31, 2007

Capitalized Acquisition Costs
Arizona	$-	$-	$18,667
Colorado	162,445	-	170,151
Nevada	-	-	4,250
New Mexico	2,269,784	111,077	2,380,861
Texas	5,563,056	2,663,904	8,784,372
Utah	64,562	-	90,204
Wyoming	207,253	247,330	485,731

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

	8,267,100	3,022,311	11,934,236

Write Down for Loss on Impairment	(8,267,100)	(3,022,311)	(11,934,236)
	$-	$-	$-

Mineral property exploration costs on a regional basis are as follows:

			For the Period
	Seven Months		From May 16, 2006
	Ended	Year Ended	(inception) to
	July 31, 2006	December 31, 2006	July 31, 2007

Exploration Costs
Arizona	$-	$13,528	$76,940
Colorado	13,504	6,500	51,025
Nevada	-	-	963
New Mexico	182,089	53,261	235,350
Texas	2,113,050	1,364,643	3,611,959
Utah	-	-	7,357
Wyoming	144,358	255,980	552,173
	$2,453,001	$1,693,912	$4,535,767

NOTE 6: PROPERTY AND EQUIPMENT

	July 31, 2007	December 31, 2006

Computer Equipment	$98,897	$35,963
Exploration Equipment	126,951	60,690
Furniture and Fixtures	43,723	14,373
Leasehold Improvements	8,728	-
Vehicles	344,529	113,714
	622,828	224,740
Less: accumulated depreciation	(69,298)	(19,736)
	$553,530	$205,004

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

NOTE 8: CAPITAL STOCK

Share Capital
The Company’s capital stock as at July 31, 2007 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

On February 14, 2006, the Company’s Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split on a 1.5 new for one old basis of the Company’s total issued and outstanding shares of common stock (the “Forward Stock Split”). The Forward Stock Split was effectuated with a record date of February 28, 2006, upon filing the appropriate documentation with the NASD. The Forward Stock Split increased the Company’s issued and outstanding shares of common stock from 14,968,222 to approximately 22,452,338 shares of common stock. The common stock continued to have a $0.001 par value after the Forward Stock Split.

2007 Share Transactions
On January 3, 2007 the Company completed a private placement in the amount of 200,000 Units at a subscription price of $2.50 for gross proceeds to the Company of $500,000, of which $250,000 was received in the prior fiscal year. Each Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the later of 18 months from the date of issuance of the Units or nine months from the effective date of the Company’s proposed registration statement and are exercisable at $3.00 per share during this period.

In February 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act to register an aggregate of 8,100,000 shares, including the 5,400,000 common shares issued in the respective private placement offerings and the 2,700,000 common shares underlying the respective warrants. Each of the 5,400,000 Units at a subscription price of $2.50 per Unit is comprised of one common share and one-half warrant of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company until the later of 18 months from the date of issuance of the Units or nine months from the effective date of the Company’s proposed registration statement and are exercisable at $3.00 per share during this period. The Registration Statement was declared effective on June 15, 2007.

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

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

Share Purchase Warrants
On June 15, 2007 the Company issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the Company's delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company’s restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than nine months from the June 15, 2007 effective date. If the Company fails to maintain the effectiveness of the registration statement for a period of eight months from the initial deadline of April 22, 2007, additional warrants may be issuable. As of July 31, 2007 the maximum number of warrants issuable as liquidated damages through the eight month period expiring December 22, 2007 would be 300,000. The $116,396 fair value of the common share purchase warrants was recorded as interest and finance charges during the period. The fair value of these warrants was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.25%, a dividend yield of 0%, and an expected volatility of 98%.

During the seven months ended July 31, 2007, 1,283,500 common share purchase warrants were exercised for total aggregate proceeds of $2,908,750. Additional proceeds of $34,750 were received prior to July 31, 2007 and have been disclosed on the Balance Sheets as Common share and warrant proceeds.

A summary of the Company’s common share purchase warrants as of July 31, 2007 and changes during the period is presented below:

			Weighted average
	Number of	Weighted average	Remaining
	warrants	exercise price	life (years)

Balance, December 31, 2005	-	$-	-
Issued	5,133,500	2.55	1.76
Exercised	-	-	-
Balance, December 31, 2006	5,133,500	2.55	1.76
Issued	159,998	3.00	1.00
Exercised	(1,283,500)	(2.27)	(0.09)
Balance, July 31, 2007	4,009,998	$2.66	1.70

The aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at July 31, 2007 was estimated at $1,225,000.

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

During the seven months ended July 31, 2007, 995,000 stock options were exercised for cumulative net proceeds of $745,000.

A summary of the Company’s stock options as of July 31, 2007 and changes during the period is presented below:

			Weighted average
	Number of	Weighted average	Remaining
	options	exercise price	life (years)

Balance, December 31, 2005	4,725,000	$0.33	9.23
Issued	2,485,000	0.72	10.00
Exercised	(3,137,500)	(0.52)	(9.81)
Balance, December 31, 2006	4,072,500	0.61	9.17
Issued	1,030,000	4.27	9.61
Exercised	(995,000)	(0.75)	(8.93)
Cancelled	(275,000)	(0.64)	(9.05)
Balance, July 31, 2007	3,832,500	$1.44	8.82

The AIV under the provisions of SFAS No. 123R of all outstanding options at July 31, 2007 was estimated at $8,403,708. Additionally, the AIV of options exercised during the seven months ended July 31, 2007 was estimated at $4,676,250.

Deferred Compensation
On February 1, 2006, the Company issued 772,500 restricted common shares at a price of $0.3333 per share for a value of $257,500 to a consultant in connection with a one year corporate finance consulting services agreement of the same date. The consultant provided among other things, assistance in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the corporate finance development and maintenance of the Company’s various business interests. The $257,500 charge was recorded as deferred compensation and expensed over a one year term. Accordingly, the remaining $21,458 at December 31, 2006 has been expensed as stock based consulting fees during the period.

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

Stock Based Compensation
A summary of stock based compensation expense as of July 31, 2007:

			For the Period
	Seven Months		From May 16, 2003
	Ended	Year Ended	(inception) to
	July 31, 2007	December 31, 2006	July 31, 2007

Stock Based Consulting
Amortization of deferred compensation	$246,458	$911,042	$1,157,500
Common stock issued for consulting services	74,725	6,250	80,975
Options issued to consultants	382,875	2,130,149	3,197,032
Warrants issued for consulting services	-	1,618,526	1,618,526
	704,058	4,665,967	6,054,033

Stock Based Management Fees
Amortization of deferred compensation	-	650,000	650,000
Options issued to management	1,774,500	273,253	2,047,753
	1,774,500	923,253	2,697,753

Stock Based Wages and Benefits
Options issued to employees	236,213	431,078	667,291
	$2,714,771	$6,020,298	$9,419,077

NOTE 9: INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of July 31, 2007, the Company had net operating loss carry forwards of approximately $21,533,269 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows:

	Seven Months
	Ended	Year Ended
	July 31, 2007	December 31, 2006

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
States income tax provision at statutory rates,
net of federal income tax effect	(5.48)%	(5.48)%
Total income tax provision	(40.48)%	(40.48)%

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	Seven Months
	Ended	Year Ended
	July 31, 2007	December 31, 2006

Loss before income taxes	$(16,388,546)	$(14,818,318)
Corporate tax rate	40.48%	40.48%
Expected tax expense (recovery)	(6,634,083)	(5,998,455)

Increase (decrease) resulting from:
Permanent differences	715,623	264,757
True-up adjustment	103,653	-
Non-qualified stock options	(1,359,095)	(2,444,959)
Change in valuation allowance	6,978,731	8,178,657
From Operations	(195,171)	-
Unrecognized gain, other comprehensive income	195,171	-
Future income tax provision (recovery)	$-	$-

The Company’s deferred tax assets are as follows:

	Seven Months
	Ended	Year Ended
	July 31, 2007	December 31, 2006

Deferred tax assets
Mineral property acquisitions	$4,782,209	$1,551,376
Exploration costs	1,398,264	747,711
Permitting fees and expenditures	87,655	-
Stock option expense	1,195,355	1,205,561
Depreciable property	7,230	1,784
Charitable donations	7,475	3,022
Loss carry forwards	8,716,371	5,511,203
	16,194,559	9,020,657
Valuation allowance	(15,999,388)	(9,020,657)
Net Deferred Tax Assets	195,171	-
Deferred tax liability, other comprehensive income	(195,171)	-
Net Deferred Income Tax Assets	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company’s net operating loss carryforwards expire as follows:

July 31, 2023	$24,132
July 31, 2024	74,499
July 31, 2025	403,227
July 31, 2026	13,113,235
July 31, 2027	7,918,175
$21,533,269

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

NOTE 10: COMMITMENTS

On February 1, 2007 the Company entered into a financial consulting agreement for a 12 month term. The Consultant will: i) disseminate the Company’s news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,500 and 2,500 restricted common shares per month. As of July 31, 2007 share issuances of 2,500 for February through June have been issued, and accordingly, a total expense of $74,725 has been included in stock-based consulting fees based on the fair value of the 12,500 shares issued.

On March 29, 2007 the Company entered into a six month consulting services agreement valued at approximately €300,178 ($411,694 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, the Company paid a retainer of approximately €209,000 ($286,644 US), and will pay a final installment of approximately €91,178 ($125,050 US) which was due 90 days from the date of the agreement.

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

The aggregate minimum payments over the next five years are as follows:

July 31, 2008	$706,585
July 31, 2009	150,431
$857,016

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

During the seven month period ended July 31, 2007, the Company received the 333,333 High Plains Uranium (“HPU”) shares pursuant to the July 27, 2006 option agreement to sell its Cadena historical mining database. The HPU shares had a recorded value of $235,040 based on the fair value on the date of the agreement, and were reported as an agreement receivable as of December 31, 2006. On January 19, 2007 HPU completed a business combination agreement with Energy Metals Corp. (“EMC”), a Canadian based public company listed on the NYSE Arca and Toronto Stock Exchanges. As a result, the 333,333 shares of HPU were exchanged on a 1:6.2 basis and the Company received 53,763 shares of EMC. (Refer to Note 12)

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

Seven Months
	Ended	Year Ended
	July 31, 2007	December 31, 2006

Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 12: CHANGE IN FISCAL YEAR

Comparative figures for seven months ended July 31, 2006 are outlined as follows:

Seven Months
Ended
July 31, 2006

Revenue	$-
Gross Profit	-
Income Taxes	-
Loss from Continuing Operations	(7,991,544)

Net Loss	$(7,991,544)

Basic and Diluted Loss per Share	$(0.33)

Weighted Average Number of Shares Outstanding, Basic and Diluted	24,501,731

NOTE 13: SUBSEQUENT EVENTS

(a)

On August 10, 2007 Uranium One Inc. (“UOI”), a Canadian based public company listed on the Toronto Stock Exchange, completed an acquisition of all of the issued and outstanding shares of Energy Metals Corporation (“EMC”). As a result, 53,763 shares of EMC were exchanged on a 1.15:1 basis and the Company received 61,827 shares of UOI.

(b)

On September 15, 2007 the Company entered into a three month consulting services agreement valued at approximately €84,000 ($116,633 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, the Company paid a retainer of approximately €55,000 ($76,367 US), and will pay two additional installments of approximately €10,000 ($13,885 US) each 30 and 60 days from the date of the agreement respectively. Additionally, the Company will pay a service fee of approximately €3,000 ($4,165 US) per month during the three month term.

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

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

NOTE 14: PRIOR YEAR FIGURES

The following table outlines the impact of the reclassification of prior year figures:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2006
	(As Filed)	(As Reclassified)

Statements of Operations
Impairment loss on mineral properties	$-	$3,022,311
Mineral property expenditures	4,716,223	1,693,912
	$4,716,223	$4,716,223

Statements of Cash Flows
Impairment loss on mineral properties	$-	$3,022,311
Non-cash mineral property expenditures	2,783,500	-
Acquisition of mineral properties	-	(238,811)
	$2,783,500	$2,783,500

Mineral property acquisition costs of $3,022,311 for the fiscal year ended December 31, 2006, which were included in mineral property expenditures in the year ended December 31, 2006, were reclassified as an impairment loss on mineral properties in the Company's audited financial statements for the period ended July 31, 2007 and, accordingly, the prior year figures have been reclassified to conform with the current period presentation. The reclassification has no impact on the reported loss for the period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant is Ernst & Young LLP, Chartered Accountants, of 700 West Georgia Street, P.O. Box 10101, Vancouver, British Columbia, Canada, V7Y 1C7. We engaged Ernst & Young LLP as our principal independent registered public accounting firm effective June 12, 2007. Concurrent with this appointment, we terminated the client-auditor relationship with Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants ("DMCL") effective June 12, 2007. The decision to change our principal independent registered public accounting firm was approved by our Company's Board of Directors.

The reports of DMCL on the our consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state, in the report for the fiscal year ended December 31, 2005, that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended December 31, 2006 and the subsequent period through to the date of DMCL's dismissal, there were no disagreements between DMCL and us, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their reports on our audited consolidated financial statements.

In connection with our reaching the decision of appointing Ernst & Young LLP as our principal registered accounting firm at this time, we did not consult with Ernst & Young LLP on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Amir Adnani, our President and Chief Executive Officer (“CEO”) and Pat Obara, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. Based on that evaluation, Messrs. Adnani and Obara concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the seven months ended July 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has established an audit committee. The members of the audit committee are Messrs. Erik Essiger, Ivan Obolensky and Vincent Della Volpe. All of the members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee operates under a written charter adopted by the Board of Directors.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position with the Company
Amir Adnani	29	President, Chief Executive Officer, Principal Executive Officer and a director
Alan P. Lindsay	57	Chairman and a director
Harry Anthony	60	Chief Exploration Officer and a director
Pat Obara	51	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Erik Essiger	42	Director
Ivan Obolensky	82	Director
Vincent Della Volpe	65	Director

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

HARRY L. ANTHONY IV P.E.

Mr. Harry L. Anthony has been our Chief Operating Officer and a director since February 2006. Mr. Anthony has 38 years of experience in hydrometallurgical processing of which, 32 years have been in the ISR uranium mining industry. From approximately 1997 to early 2006, Mr. Anthony had been a consultant through Anthony Engineering Services to several major uranium companies and international agencies, which duties generally include project evaluation, operations “trouble shooter” and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a Senior Vice President of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the vice-president of engineering/engineering manager and director of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994. He is the author of several publications and the recipient of the awards “Distinguished Member of the South Texas Mineral Section of AIME -1987” and “1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce”. Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University. Mr. Anthony is not a director or officer of any other US reporting company.

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

IVAN OBOLENSKY

Mr. Obolensky has 40 years experience in the investment banking business as a financial analyst, with specific expertise in the areas of defense aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. He has been an executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, and CB Richard Ellis Mosley Hallgarten. Currently, Mr. Obolensky is a Senior Vice President of Shields & Company, an Investment Bank and Member of the New York Stock Exchange. Ivan Obolensky is a Registered Investment Advisor, Supervisory

Financial Analyst and a member of the New York Society of Security Analysts. He has made frequent appearances as a guest on CNBC, CNNfn, and Bloomberg TV. Mr. Obolensky is also a member of various foundations and philanthropic organizations, and serves as Chairman and CEO of the Soldiers' Sailors' Marines' Coast Guard and Airmen's Club in New York and as a Director and President Emeritus of the Children’s Cancer and Blood Foundation at New York Presbyterian Hospital; President and Director of Masonic Toys For Tots Foundation . He is a graduate of Yale University and a retired Lieutenant (Junior Grade) in the U.S. Naval Air Corps. Mr. Obolensky is a director of Gold Canyon Resources, Inc., a junior natural resources company incorporated in British Columbia, Canada that, is listed on the TSX Venture Exchange.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report Messrs. Essiger, Obolensky and Della Volpe have been appointed as members to our audit committee. All of the three members are “independent” within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee operates under a written charter adopted by the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the seven month period ended July 31, 2007 (collectively, the “Named Executive Officers”):

					Stock	Option
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)	Awards ($)		Total ($)(3)
Amir Adnani, President
and Chief Executive Officer	2007	88,750	(1)	-	-	616,500	(2)	705,250
Harry L. Anthony, Chief
Operating Officer	2007	93,750	(1)	-	-	616,500	(2)	710,250
Pat Obara, Secretary, Treasurer
and Chief Financial Officer	2007	51,707	(1)	-	-	68,500	(2)	120,207

(1)

These amounts represent fees paid by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described in this Annual Report. See “Item 10. Executive Compensation – Employment and Consulting Agreements.

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

DIRECTORS COMPENSATION TABLE

The following table sets forth information relating to compensation paid to our directors in 2007:

	Fees Earned
	or Paid		Stock	Option
Name	in Cash ($)		Awards ($)	Awards ($)		Total ($)(3)
Alan P. Lindsay, Chairman	9,540	(1)	-	-		9,540
Amir Adnani	88,750		-	616,500		705,250
Harry L. Anthony	93,750		-	616,500		710,250
Erik Essiger	-		-	-		-
Ivan Obolensky	-		-	473,000	(2)	473,000-
Vincent Della Volpe	-		-	-		-

(1)	Alan Lindsay received $3,000 per month through March 31, 2007, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.
(2)	This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.
(3)	The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Directors.

EMPLOYMENT AND CONSULTING AGREEMENT

ANTHONY EMPLOYMENT AGREEMENT

On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement between us and Harry L. Anthony (the “Anthony Employment Agreement”). On July 1, 2006, our Board of Directors approved an amendment to the Anthony Employment Agreement extending the initial term thereunder to July 1, 2008. Pursuant to the terms and provisions of the Anthony Employment Agreement, as amended: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000 to October 1, 2006 when the monthly fee paid to Mr. Anthony increased to $12,500 through February 28, 2007, when an additional increase to $13,750 is currently being paid; (iii) we granted an aggregate of 250,000 pre-forward split stock options to Mr. Anthony to purchase shares of our restricted common stock at $0.50 per share for a ten-year term; and (iv) the Anthony Employment Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Anthony) prior to the effective date of such termination.

During the seven months ended July 31, 2007, an aggregate of $93,750 was incurred by us to Mr. Anthony under the terms and provisions of the Anthony Employment Agreement. As of the date of this Annual Report no balance remains due and owing to Mr. Anthony as compensation under the Anthony Employment Agreement.

ADNANI EXECUTIVE SERVICES AGREEMENT

On July 1, 2006, our Board of Directors authorized and approved an executive services agreement between us and Amir Adnani, as amended by letter agreement dated July 1, 2007 (the “Adnani Executive Services Agreement”). The current initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Adnani Executive Services Agreement: (i) Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to Mr. Adnani a monthly fee of $10,000.00 to December 31, 2006, when the monthly fee paid to Mr. Adnani increased to $12,500 through June 30, 2007, when an additional increase to $13,750 is currently being paid; (iii) we confirmed the previous granting of his existing pre-forward split stock options; and (iv) the Adnani Executive Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Adnani) prior to the effective date of such termination.

During the seven months ended July 31, 2007, an aggregate of $88,750 was incurred by us to Mr. Adnani under the terms and provisions of the Adnani Executive Services Agreement. As of the date of this Annual Report no balance remains due and owing to Mr. Adnani as compensation under the Adnani Executive Services Agreement.

OBARA BUILDERS LTD. CONSULTING SERVICES AGREEMENT

On August 15, 2007, with an effective date of July 1, 2007, our Board of Directors authorized and approved the “Obara Builders Consulting Services Agreement”. The initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Obara Builders Consulting Services Agreement: (i) Mr. Obara shall continue to provide duties to us commensurate with his current executive positions as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer; (ii) we shall pay to Obara Builders Ltd., a private company controlled by Pat Obara, a monthly fee of CAD $10,000; (iii) we approved the granting of stock options from time to time at such fair market exercise price or prices per Option Share as may be determined by our Board of Directors; and (iv) the Obara Builders Ltd. Consulting Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Obara) prior to the effective date of such termination. See “Item 9. Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance with Section 16(a) of the Exchange Act”, “Item 10. Executive Compensation” and “Item 12 Certain Relationships and Related Transactions and Director Independence.”

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

	Amount and Nature of	Percentage of Beneficial
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)	Ownership

Directors and Officers:
Amir Adnani
320 – 1111 West Hastings Street
Vancouver, B. C., Canada, V6E 2J3	2,160,701(2)	5.74%
Alan P. Lindsay
2701 – 1500 Hornby Street
Vancouver, B. C., Canada, V6Z 2R1	2,881,287(3)	7.66%
Harry L. Anthony
P.O. Box 1328
Kingsville, TX, U.S.A., 78364	1,372,500(4)	3.65%
Pat Obara
2791 West 35th Avenue
Vancouver, B. C., Canada, V6N 2M1	225,000(5)	*

	Amount and Nature of	Percentage of Beneficial
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)	Ownership
Erik Essiger
P.O. Box 37491, Dubai, UAE	100,000(6)	*
Ivan Obolensky
425 East 79th Street
New York, NY, U.S.A., 10021	116,000(7)	*
Vincent Della Volpe
32 Evergreen Drive
Lincoln Park, NJ, U.S.A., 07035	Nil(8)	*
All executive officers and directors
as a group (7 persons)	6,855,488(9)	18.23%

Major Shareholders:
Isaiah Capital Trust
28 – 30 The Parade
St. Heller, Jersey, Channel Islands, JE4 8XY	2,735,000(10)	7.27%
Morgan Stanley & Co. fbo Passport Global Master
Fund
SPC Ltd. And Passport Materials Master Fund, LP
402 Jackson Street
San Francisco, CA, U.S.A., 94111	4,200,000(11)	11.17%
Westcliff Capital Management, LLC
200 – 7th Avenue, Suite 105
Santa Cruz, CA, U.S.A., 95062	3,660,000(12)	9.73%

*                Less than one percent.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 37,612,088 shares issued and outstanding. Beneficial ownership amounts reflect the forward stock split effective February 28, 2006.

(2)

This figure includes (i) 1,730,201 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani’s wife, (iii) stock options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015, and (iv) stock options to purchase 225,000 shares of our common stock at $3.30 per share expiring on January 2, 2017.

(3)

This figure includes (i) 2,093,787 shares of common stock, (ii) 187,500 shares of common stock held of record by Alan P. Lindsay’s wife, and (iii) stock options to purchase 600,000 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015. Mr. Lindsay is the father- in-law of Amir Adnani.

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

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Audit Committee Charter(1)
3.4	Ethics Charter(1)
4.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
4.2	Mineral Asset Option Agreement(3)
4.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
4.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
4.5	Harry A. Moore Trust Agreement(5)
4.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
4.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
4.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
4.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
4.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani(6) as amended by letter agreement(14)
4.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
4.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis(7)
4.13	Mineral Assets Letter Option Agreement between Uranium Energy Corp., Fred Holley, Marty Holley and Betty Holley(8)
4.14	Cibola Resources LLC Members and Operating Agreements between Uranium Energy Corp. and Neutron Energy, Inc.(9)
4.15	Obara Builders Executive Services Agreement between Uranium Energy Corp. and Obara Builders Ltd.(10)
10.1	2005 Stock Option Plan of Uranium Energy Corp.(11)
10.2	Amended 2005 Stock Option Plan (12)
10.3	2006 Stock Incentive Plan of Uranium Energy Corp.(13)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to the amendment to our Registration Statement on Form SB-2 filed with the SEC on November 9, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 21, 2005.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 13, 2006.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 4, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 21, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on April 12, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on May 4, 2006.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 6, 2007.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2005.
(12)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.
(13)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on November 20, 2006.
(14)	Filed herewith.

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

__________

SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer and a director
Date: February 7, 2008.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer and a director
Date: February 7, 2008.

By:	/s/ Pat Obara
Pat Obara
Secretary, Treasurer and Chief Financial Officer
Date: February 7, 2008.

By:	/s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and a director
Date: February 7, 2008.

By:	/s/ Harry L. Anthony
Harry L. Anthony
Chief Operating Officer and a director
Date: February 7, 2008.

By:	/s/ Ivan Obolensky
Ivan Obolensky
A director
Date: February 7, 2008.

By:	/s/ Erik Essiger
Erik Essiger
A director
Date: February 7, 2008.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
A director
Date: February 7, 2008.