Form 10KSB/A
period 2007-07-31
URANIUM ENERGY CORP
filed 2008-02-29
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

[  ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to July 31, 2007

Commission file number 001-33706

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

EXPLANATORY NOTE

This Form 10-KSB/A Amendment No. 2 of Uranium Energy Corp. (the "Company") amends the Company's Form 10-KSB for the period ended July 31, 2007 filed with the Securities and Exchange Commission ("SEC") on October 29, 2007, as amended by Form 10-KSB/A filed February 8, 2008, and is being filed pursuant to comments from the SEC to (i) include new maps in respect of the Company's Goliad Project to comply with SEC rules and (ii) to remove cutoff grade disclosure in respect of the Company's Goliad Project as this disclosure is not material as the Company has no resources or reserves and may be confusing to investors.

For the convenience of the reader, this Form 10-KSB/A Amendment No. 2 sets forth the entire Form 10-KSB, as amended by the Company's Form 10-KSB/A, which was originally prepared and filed with the SEC but reflects amendments only to those items affected by the matters described above. It does not update other disclosures presented in the originally filed Form 10-KSB, as amended. Accordingly, this Form 10-KSB/A Amendment No. 2 does not reflect any events subsequent to the date of the originally filed Form 10-KSB (other than the amendments set out in the Form 10-KSB/A). The amendments described above are reflected in the disclosure in respect of the Goliad Project set forth under "Description of Business - Our Principal Mineral Properties - Goliad Project, Goliad County, Texas".

__________

table of contents
ITEM 1.	Description of Business	4
ITEM 2.	DESCRIPTION OF PROPERTY	63
ITEM 3.	LEGAL PROCEEDINGS	63
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	63
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	63
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	66
ITEM 7.	FINANCIAL STATEMENTS	73
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 8A.	CONTROLS AND PROCEDURES	35
ITEM 8B.	OTHER INFORMATION	36
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	36
ITEM 10.	EXECUTIVE COMPENSATION	39
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	43
ITEM 13.	EXHIBITS	44
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	45

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

The following provides information relating to our principal mineral properties:

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project property is located in south Texas near the northeast end of the extensive South Texas Uranium trend. The Goliad Project consists of multiple contiguous leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The UEC Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183 (Figure 4-1), a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28 d 52' 7" N latitude, 97 d 20 36" W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods.

Virtually all mining in Texas is on private lands with leases negotiated with each individual landowner/mineral owner. Moore Energy obtained leases for exploration work in the project area in the early 1980s and completed an extensive drilling program resulting in a historic uranium mineral estimate in 1985. We obtained mining leases by assignment from a private entity in 2006.

The current leases range in size from 14 acres to 331.98 acres. Most of the leases have starting dates in 2005 or 2006 with term periods of five years with a five-year renewal option (Figure 4.2). The various lease fees and royalty conditions are negotiated with individual lessors and conditions may vary from lease to lease. Because the leases are negotiated with individual private land and/or mineral owners and none of the properties are located on government land, the details of the lease information and terms are considered confidential.

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

During the field investigation by Moore Energy a prompt fission neutron ("PFN") specialty logging unit was used to determine the disequilibrium factor ("DEF") in the four different mineralized zones identified at the site. The logging unit was designed to determine the grade of uranium only while excluding the daughter products that develop over time from the half-life decay rates. The unit utilized by Moore Energy was provided by Princeton Gamma Technologies ("PGT"). A total of 30 boreholes were logged with the PFN unit by Moore Energy during the field investigation. The log output data is on a printout with one-foot values for the logged mineralized intercepts. Numerical values of the PGT uranium were assayed in %U3O8, the gross gamma equivalent e%U3O8, and the unit calculated the DEF. The log header contains logging unit factors and location and hole identification data. The log output also provides a calculation of the thickness, average grade, starting depth, grade thickness and DEF. A review of the historic data and discussion with the Moore Energy geologist shows that DEF data from PGT logged holes were sorted by intervals according to what zone that interval was situated. The DEF values from each zone were then averaged if there were enough values and those values used to adjust the historical estimate of Moore Energy.

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

Local and Property Geology

The surface of the property is all within the outcrop area of the Goliad Formation (Figure 4.3). The mineralized units are sands and sandstone within the Goliad Formation and are designated by us as the A through D sands from younger (upper) to older (lower), respectively. The sand units are generally fine to medium grained sands with silt and varying amounts of secondary calcite. The sand units vary in color depending upon the degree of oxidation-reduction and could be from light brown-tan to grays. The sands units are generally separated from each other by silty clay or clayey silts that serve as confining units between the sand units.

99°
97°
95°
30°
28°
26°
AUSTIN
SAN ANTONIO
HOUSTON
CORPUS CHRISTI
GULF OF MEXICO
N
0 50 100 150 200 miles
0 100 200 300 kilometers
Cenozoic
Quaternary
Tertiary
2 m.y.
Pliocene 5 m.y.
Miocene 24 m.y.
Oligocene 38 m.y.
Eocene 58 m.y.
Alluvium (Qal)
Quaternary undivided (Qu))
Beaumont Formation (Qb))
Lissie Formation (Ql)
Blackwater Draw Formation (Qbd)
Willis Formation (Pow)
Ogallala Formation (PoMo)
Goliad Formation (Mog)
Fleming and Oakville Formations Mof)
Catahoula Formation (Oc)
Oligocene and Eocene undivided (OE) (volcanic rocks and conglomerates in Trans-Pecos Texas)
Jackson Group (Whitsett, Manning, Wellborn, Caddell, Yazoo, and Moodys Branch Fms.) (Ej)
Claiborne Group (Yegua Formation) (Ec2)
Claiborne Group (Cook Mountain, Sparta, Weches, Queen City, and Reklaw) (Ec1)
Uranium Belt
General Location of Goliad Project
SOURCE:
GEOLOGIC ATLAS OF TEXAS
BEEVILLE-BAY CITY SHEET
REVISED 1987
THE UNIVERSITY OF TEXAS AT AUSTIN
BUREAU OF ECONOMIC GEOLOGY
W. L. FISHER, DIRECTOR

Figure 4-3. Geology of South Texas Uranium Province.

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

At the time when we received a report of data for this disclosure, the report indicated that we had drilled a total of 360 confirmation holes. Of the total 360 holes, 32 were strongly mineralized.

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

Table 1. Representative Thickness and Grade by Zone
A - A'
Hole #	30892-62	30892-116	32202-64	32202-117	32202-108
Depth to Top (ft)	81	68	58	50	48
Depth to Base (ft)	144	130	120	116	108
Mineral Thickness (ft)	23.0	7.5	40.0	23.0	8.5
Grade (%U3O8)	0.05	0.03	0.04	0.05	0.03
Operator	Moore Energy	UEC	Moore Energy	UEC	UEC
Date Completed	27-Oct-83	3-Nov-06	31-Oct-83	15-Nov-06	8-Nov-06
Probe Used	414-1B	9055C-238	414-1B	9055C-82	9055C-238

B - B'
Hole #	32201-N105	32201-N103	32201-N114	32201-N85	32201-N86
Depth to Top (ft)	160	160	160	153	155
Depth to Base (ft)	206	207	207	206	202
Mineral Thickness (ft)	7.0	14.0	14.5	10.5	10.0
Grade (%U3O8)	0.04	0.10	0.11	0.03	0.04
Operator	UEC	UEC	UEC	UEC	UEC
Date Completed	7-Mar-07	7-Mar-07	8-Mar-07	14-Feb-07	14-Feb-07
Probe Used	9056C-33	9056C-33	9056C-33	9056C-33	9056C-33

C - C'
Hole #	30898-2	32201-N6	32201-N10	32201-N47	32201-N51
Depth to Top (ft)	160	226	220	214	219
Depth to Base (ft)	230	292	286	279	294
Mineral Thickness (ft)	11.0	15.0	22.0	8.5	6.0
Grade (%U3O8)	0.06	0.04	0.05	0.04	0.03
Operator	Moore Energy	UEC	UEC	UEC	UEC
Date Completed	27-Sep-83	7-Dec-06	7-Dec-06	22-Mar-07	9-Jan-07
Probe Used	414-1B	9055C-238	9055C-238	9056C-33	9056C-33

D - D'
Hole #	30898-10	30892-13	30892-111	30892-37	32202-108
Depth to Top (ft)	265	268	342	330	330
Depth to Base (ft)	348	350	420	418	423
Mineral Thickness (ft)	23.5	12.0	7.5	5.5	13.0
Grade (%U3O8)	0.11	0.09	0.03	0.04	0.03
Operator	Moore Energy	Moore Energy	UEC	Moore Energy	UEC
Date Completed	30-Sep-83	21-Jul-83	25-Oct-06	26-Aug-83	8-Nov-06
Probe Used	414-1B	SPB-01	9055C-82	SPB-01	9055C-238

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

The DEF for each of the four zones at the Goliad Project were estimated by Moore Energy during the 1982-85 field investigation. There were 30 borings during the Moore work that were logged with the PGT PFN tool to provide a direct comparison of the PGT uranium assay (%U3O8) with the gross gamma equivalent (eU3O8) from the radiometric signature of the material being logged. The A zone was the most logged unit, with about 14 PGT logs of mineralized zones. The average DEF for these logs was approximately 1.7. The B zone was penetrated by four PGT logs. The B zone DEF was thus conservatively designated as 1.439. The D zone was PGT logged at 6 holes and had an average DEF of 1.435. No PGT logs were obtained of the C zone during the field program, due to the more limited areal extent of this unit and the limited time periods the PGT logger was at the project site. Because of the geologic similarity of the C zone sand with the B and D zones sands, Moore Energy assigned a DEF of 1.4 to the C zone to be consistent with the B and D zone sands. Although the PFN derived DEFs are believed to be reliable based on the operator's experience and knowledge of the technology utilized, direct chemical assays were not done to verify the technique when this work was done..

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

X-Ray Diffraction

Representative samples from three core holes were selected for analysis by x-ray diffraction ("XRD") in an attempt to assess uranium minerology. The samples selected were from the following cores: 30892-111C (A Zone), 32201-N100C (B Zone) and 30892-74C (D Zone). The cores were submitted to Energy Laboratories, Inc. of Casper, Wyoming, for analysis as follows. A representative portion of each sample was ground to approximately -400 mesh in a steel swing mill, packed into a well-type plastic holder and scanned with the diffractometer over the range, 3-61o 2θ using Cu-Ka radiation. The results of the scans are summarized as approximate mineral weight percent concentrations. Estimates of mineral concentrations were made using our XRF-determined elemental compositions and the relative peak heights/areas on the XRD scans. The detection limit for an average mineral in theses samples is ~1-3% and the analytical reproducibility is approximately equal to the square root of the amount. . Since all uranium grades at the Goliad Project are generally less than 1% as evidenced by gamma-ray probing, it is highly unlikely that any specific uranium mineral could be determined by XRD techniques.

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
108°
107°
36°
35°
Sheep Springs
NAVAJO
INDIAN
RESERVATION
San Juan Co.
Sandoval Co.
McKinley Co.
ARIZONA
NEW MEXICO
Window Rock
Gallup
Church Rock Area
Crownpoint
Blackjack Area
West Ranch Area
Ambrosia Area
Poison Canyon Area
Grants
Laguna
Cuba
San Ysidro
Rio Puerco
Juan Tafoya Project/ Marquez Deposit
Juan Tafoya Project/ Southeast Deposit
Cebolleta Project/ JJ Deposits
Cebolleta/St. Anthony Deposit
Sandoval Co.
Bernalillo Co.
McKinley Co.
Cibola Co.
Albuquerque
NEW MEXICO
666
68
66
40
56
44
1N
6W
30E
18N
11N
1W
LEGEND
Cebolleta Project
Mines, Deposits, Undeveloped Deposits
City
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

M:\clients\NEI\NM-East_Area\cebolleta\Cebolleta-figs\Cebolleta-proj.dwg plotted: 09/10/2007

279
Cerro Negro
Tract I 538.457
US-DOE 100% Minerals
Sohio
Shaft
AREA I
AREA II
AREA III
AREA IV
AREA V
ST. ANTHONY
St. Anthony (United Nuclear)
St. Anthony (United Nuclear)
M-6 (United Nuclear)
Jackpile (Anaconda)
N
0
5,000
SCALE IN FEET

LEGEND

- Lease Area (6,700 Acres More or Less)
- Uranium deposits at L-Bar
- Uranium Deposits at St. Anthony
- Mine Shaft

Issue	Date
Drawn RJV	9/8/07
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

Areas I and II were considered to be open pit development targets by Sohio, while the remaining deposits were considered to be underground mining targets only.

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

The following provides information relating to such claims:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Artillery Peak 1	19 claims	392.54	392.54
Artillery Peak 2	31 claims	640.46	640.46
Dry Mountain	28 claims	578.48	578.48
Esther Basin	10 claims	206.60	206.60
Gunsight Canyon 1	11 claims	227.26	227.26
Gunsight Canyon 2	9 claims	185.94	185.94

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

The following provides information relating to such claims:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Carnotite	18 claims	371.88	371.88
Ambrosia Lake	158 claims	3,264.28	3,264.28
Raven	22 claims	454.52	454.52
Triangulation	12 claims	247.92	247.92
Taco	34 claims	702.44	702.44

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
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Laguna Trend	40 claims	826.40	826.40
West Ranch	62 claims, 33 leases and 6 mineral deeds	7,040.92	3,181.03
San Mateo Mesa	66 claims	1,363.56	1,363.56
Ambrosia Lake	479 claims	9,896.14	9,896.14
Cebolleta	1 federal grant	6,717.00	3,291.33

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

The following provides information relating to such leases:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Carrizo	11 leases	1,296.70	1,067.12
Goliad	18 leases	2,474.66	2,163.47
Maetze	3 leases	166.83	158.47
Nichols	8 leases	1,347.61	1,345.90
Devillier	5 leases	654.85	394.70
Goehring	4 leases	214.44	214.44

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

The following provides information relating to such claims and leases:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Crain	1 lease	640.00	640
Monument Canyon	21 claims	1,586.94	1,586.94

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

Our DL, 1,275 acre, property is being reassessed by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.
Wyoming Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Granite Mountain	236 claims	4,686.43	4,686.43
Burnt Wagon	43 claims and 3 leases	2,553.64	2,553.64
LO-Herma	305 claims	5,748.76	5,748.76
Mud Springs DL Prospect	120 claims and 1 lease 1 lease	3,014.48 1,274.98	3,014.48 1,274.98

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

Securities Authorized for Issuance Under Compensation Plans

We have one equity compensation plan, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding (a))
Equity Compensation Plans Approved by Security Holders (2006 Stock Incentive Plan)	3,832,500	$ 1.44	1,760,000
Equity Compensation Plans Not Approved by Security Holders (*)	4,009,998	$ 2.66	Nil

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

e)          Impairment loss on mineral properties increased to $8,267,100 during the seven months ended July 31, 2007, from $3,022,311 during the fiscal year ended December 31, 2006. The prior year impairment loss was reclassified from mineral property expenditures to conform with current year presentation (see Note 14 to the Company's July 31, 2007 financial statements). Current year acquisition costs that have been written off to impairment include approximately $1,500,000 relating to Cibola Resources, and approximately $5,400,000 in stock-based acquisition costs due to the high valuation of the remaining shares issued pursuant to the Brad Moore Option agreement;

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

ITEM 7. FINANCIAL STATEMENTS

URANIUM ENERGY CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUly 31, 2007

Report of independent registered public accounting firms

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period from May 16, 2003 (inception) to July 31, 2007

EXPENSES
Consulting fees	$253,026	$708,555	$961,581
Consulting fees - stock based (Note 8)	704,058	4,665,967	6,054,033
Depreciation	49,562	19,737	69,299
General and administrative	2,246,054	2,496,900	4,893,227
Impairment loss on mineral properties (Note 5)	8,267,100	3,022,311	11,934,236
Interest and finance charges (Note 8)	116,396	-	116,396
Management fees	302,697	647,248	1,123,406
Management fees - stock based (Note 8)	1,774,500	923,253	2,697,753
Mineral property expenditures (Note 5)	2,453,001	1,693,912	4,535,767
Professional fees	317,225	315,564	742,829
Wages and benefits - stock based (Note 8)	236,213	431,078	667,291
	16,719,832	14,924,525	33,795,818
LOSS BEFORE OTHER ITEMS	(16,719,832)	(14,924,525)	(33,795,818)
OTHER ITEMS
Interest income	319,824	76,494	396,318
Other income	11,462	29,713	41,175
	331,286	106,207	437,493
LOSS BEFORE INCOME TAXES	(16,388,546)	(14,818,318)	(33,358,325)
INCOME TAXES
Deferred income tax benefit	195,171	-	195,171
NET LOSS FOR THE PERIOD	(16,193,375)	(14,818,318)	(33,163,154)
OTHER COMPREHENSIVE INCOME (NET OF INCOME TAXES)	286,987	-	286,987
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(15,906,388)	$(14,818,318)	$(32,876,167)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.45)	$(0.56)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	36,389,384	26,342,512

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
From may 16, 2003 (inception) to july 31, 2007

	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, May 16, 2003	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	-	-	(24,486)	-	(24,486)
Balance, December 31, 2003	-	-	-	-	-	(24,486)	-	(24,486)

Common stock
Issued for cash at $0.0013 per share	11,550,000	7,700	7,700	-	-	-	-	15,400
Issued for cash at $0.20 per share	2,413,936	1,610	481,186	-	-	-	-	482,796
Issued on the conversion of debenture
at $0.0013 per share	2,250,000	1,500	1,500	-	-	-	-	3,000
Issued on the conversion of debenture
at $0.20 per share	35,000	23	6,977	-	-	-	-	7,000
Issued on settlement of debts	79,647	53	15,876	-	-	-	-	15,929

Net loss for the year	-	-	-	-	-	(128,170)	-	(128,170)
Balance, December 31, 2004	16,328,583	10,886	513,239	-	-	(152,656)	-	371,469

Common stock
Issued for cash at $0.333 per share	1,357,500	905	451,595	-	-	-	-	452,500
Issued pursuant to mineral property
expenditures	825,000	550	274,450	-	-	-	-	275,000
Issued pursuant to service agreements	1,950,000	1,300	648,700	-	(650,000)	-	-	-

Stock based compensation	-	-	684,008	-	-	-	-	684,008

Reclassification for stock split	-	6,820	(6,820)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(1,998,805)	-	(1,998,805)
Balance, December 31, 2005	20,461,083	$20,461	$2,565,172	$ -	$(650,000)	$(2,151,461)	$ -	$(215,828)

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
From may 16, 2003 (inception) to july 31, 2007

	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, December 31, 2005	20,461,083	$20,461	$2,565,172	$ -	$(650,000)	$(2,151,461)	$ -	$(215,828)

Common stock
Issued for cash at $1.00 per share	300,000	300	299,700	-	-	-	-	300,000
Issued for cash at $2.00 per share	2,525,000	2,525	5,047,475	-	-	-	-	5,050,000
Issued for cash at $2.50 per share	5,200,000	5,200	12,994,800	250,000	-	-	-	13,250,000
Issued on the exercise of options	3,137,505	3,137	1,622,563	-	-	-	-	1,625,700
Issued pursuant to mineral property
expenditures	1,518,750	1,519	2,592,231	-	-	-	-	2,593,750
Issued pursuant to service agreements
- consulting services	1,172,500	1,173	1,156,327	-	(246,458)	-	-	911,042
- property expenditures	56,250	56	138,694	-	-	-	-	138,750

Share issuance costs	-	-	(329,700)	-	-	-	-	(329,700)

Stock based compensation
- options issued for consulting services	-	-	2,130,149	-	-	-	-	2,130,149
- options issued for management fees	-	-	273,253	-	-	-	-	273,253
- options issued for property expenditures	-	-	57,250	-	-	-	-	57,250
- options issued for wages and benefits	-	-	431,078	-	-	-	-	431,078
- warrants issued for consulting services	-	-	1,618,526	-	-	-	-	1,618,526

Amortization of deferred compensation	-	-	-	-	650,000	-	-	650,000
Net loss for the year	-	-	-	-	-	(14,818,318)	-	(14,818,318)
Balance, December 31, 2006	34,371,088	$34,371	$30,597,518	$250,000	$(246,458)	$(16,969,779)	$ -	$13,665,652

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
From may 16, 2003 (inception) to july 31, 2007

	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, December 31, 2006	34,371,088	$34,371	$30,597,518	$250,000	$(246,458)	$(16,969,779)	$ -	$13,665,652

Common stock
Issued for cash at $2.50 per share	200,000	200	499,800	(250,000)	-	-	-	250,000
Issued on the exercise of options	995,000	995	744,004	-	-	-	-	744,999
Issued on the exercise of warrants	1,283,500	1,284	2,907,467	34,750	-	-	-	2,943,501
Issued pursuant to mineral property
acquisitions	750,000	750	5,369,250	-	-	-	-	5,370,000
Issued pursuant to consulting service
agreements	12,500	12	74,713	-	-	-	-	74,725

Stock based compensation
- options issued for consulting services	-	-	382,875	-	-	-	-	382,875
- options issued for management fees	-	-	1,774,500	-	-	-	-	1,774,500
- options issued for property expenditures	-	-	248,250	-	-	-	-	248,250
- options issued wages and benefits	-	-	236,212	-	-	-	-	236,212

Warrants issued as penalties pursuant
to private placement agreements	-	-	116,396	-	-	-	-	116,396

Amortization of deferred compensation	-	-	-	-	246,458	-	-	246,458
Net loss for the period	-	-	-	-	-	(16,193,375)	-	(16,193,375)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	286,987	286,987
Balance, July 31, 2007	37,612,088	$37,612	$42,950,985	$34,750	$ -	$(33,163,154)	$286,987	$10,147,180

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2003 (inception) to July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,193,375)	$(14,818,318)	$(33,163,154)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	2,714,771	6,020,298	9,419,077
Impairment loss on mineral properties	8,267,100	3,022,311	11,934,236
Non-cash interest and finance charges	116,396	-	116,396
Non-cash reduction of mineral property expenditures	-	(235,040)	(235,040)
Depreciation	49,562	19,736	69,298
Deferred income tax benefit	(195,171)	-	(195,171)
Changes in operating assets and liabilities:
Accounts and interest receivable	15,605	(20,020)	(4,415)
Prepaid expenses and deposits	(143,444)	(19,496)	(142,713)
Accounts payable and accrued liabilities	72,693	192,006	367,628
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,295,863)	(5,838,523)	(11,833,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	3,938,500	20,225,700	25,114,896
Convertible debenture proceeds	-	-	20,000
Share issuance costs	-	(329,700)	(329,700)
Advances from related parties	-	16,749	225,581
Repayments to related parties	(225,581)	-	(225,581)
NET CASH FLOWS FROM FINANCING ACTIVITIES	3,712,919	19,912,749	24,805,196

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	(2,648,850)	(238,811)	(3,260,557)
Purchase of property and equipment	(398,088)	(224,740)	(622,828)
Restricted cash	131,958	(136,458)	(4,500)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,914,980)	(600,009)	(3,887,885)

(DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(4,497,924)	13,474,217	9,083,453
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	13,581,377	107,160	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,083,453	$13,581,377	$9,083,453

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	$90,564	$579,535	$90,564
Term deposits	8,992,889	13,001,842	8,992,889
	$9,083,453	$13,581,377	$9,083,453

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

Mineral property acquisition costs on a regional basis are as follows:
	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2006 (inception) to July 31, 2007

Capitalized Acquisition Costs
Arizona	$ -	$ -	$18,667
Colorado	162,445	-	170,151
Nevada	-	-	4,250
New Mexico	2,269,784	111,077	2,380,861
Texas	5,563,056	2,663,904	8,784,372
Utah	64,562	-	90,204
Wyoming	207,253	247,330	485,731
	8,267,100	3,022,311	11,934,236

Write Down for Loss on Impairment	(8,267,100)	(3,022,311)	(11,934,236)
	$ -	$ -	$ -

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

Mineral property exploration costs on a regional basis are as follows:
	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2006 (inception) to July 31, 2007

Exploration Costs
Arizona	$ -	$13,528	$76,940
Colorado	13,504	6,500	51,025
Nevada	-	-	963
New Mexico	182,089	53,261	235,350
Texas	2,113,050	1,364,643	3,611,959
Utah	-	-	7,357
Wyoming	144,358	255,980	552,173
	$2,453,001	$1,693,912	$4,535,767

NOTE 6:             PROPERTY AND EQUIPMENT

	July 31, 2007	December 31, 2006

Computer Equipment	$98,897	$35,963
Exploration Equipment	126,951	60,690
Furniture and Fixtures	43,723	14,373
Leasehold Improvements	8,728	-
Vehicles	344,529	113,714
	622,828	224,740
Less: accumulated depreciation	(69,298)	(19,736)
	$553,530	$205,004

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

NOTE 8:             CAPITAL STOCK

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

A summary of the Company's common share purchase warrants as of July 31, 2007 and changes during the period is presented below:
	Number of warrants	Weighted average exercise price	Weighted average Remaining life (years)

Balance, December 31, 2005	-	$ -	-
Issued	5,133,500	2.55	1.76
Exercised	-	-	-
Balance, December 31, 2006	5,133,500	2.55	1.76
Issued	159,998	3.00	1.00
Exercised	(1,283,500)	(2.27)	(0.09)
Balance, July 31, 2007	4,009,998	$2.66	1.70

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

During the seven months ended July 31, 2007, 995,000 stock options were exercised for cumulative net proceeds of $745,000.

A summary of the Company's stock options as of July 31, 2007 and changes during the period is presented below:
	Number of options	Weighted average exercise price	Weighted average Remaining life (years)

Balance, December 31, 2005	4,725,000	$0.33	9.23
Issued	2,485,000	0.72	10.00
Exercised	(3,137,500)	(0.52)	(9.81)
Balance, December 31, 2006	4,072,500	0.61	9.17
Issued	1,030,000	4.27	9.61
Exercised	(995,000)	(0.75)	(8.93)
Cancelled	(275,000)	(0.64)	(9.05)
Balance, July 31, 2007	3,832,500	$1.44	8.82

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

Stock Based Compensation

A summary of stock based compensation expense as of July 31, 2007:
	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2003 (inception) to July 31, 2007

Stock Based Consulting
Amortization of deferred compensation	$246,458	$911,042	$1,157,500
Common stock issued for consulting services	74,725	6,250	80,975
Options issued to consultants	382,875	2,130,149	3,197,032
Warrants issued for consulting services	-	1,618,526	1,618,526
	704,058	4,665,967	6,054,033

Stock Based Management Fees
Amortization of deferred compensation	-	650,000	650,000
Options issued to management	1,774,500	273,253	2,047,753
	1,774,500	923,253	2,697,753

Stock Based Wages and Benefits
Options issued to employees	236,213	431,078	667,291
	$2,714,771	$6,020,298	$9,419,077

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:
	Seven Months Ended July 31, 2007	Year Ended December 31, 2006

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
States income tax provision at statutory rates, net of federal income tax effect	(5.48)%	(5.48)%
Total income tax provision	(40.48)%	(40.48)%

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Seven Months Ended	Year Ended
	July 31, 2007	December 31, 2006

Loss before income taxes	$(16,388,546)	$(14,818,318)
Corporate tax rate	40.48%	40.48%
Expected tax expense (recovery)	(6,634,083)	(5,998,455)

Increase (decrease) resulting from:
Permanent differences	715,623	264,757
True-up adjustment	103,653	-
Non-qualified stock options	(1,359,095)	(2,444,959)
Change in valuation allowance	6,978,731	8,178,657
From Operations	(195,171)	-
Unrecognized gain, other comprehensive income	195,171	-
Future income tax provision (recovery)	$ -	$ -

The Company's deferred tax assets are as follows:
	Seven Months Ended	Year Ended
	July 31, 2007	December 31, 2006

Deferred tax assets
Mineral property acquisitions	$4,782,209	$1,551,376
Exploration costs	1,398,264	747,711
Permitting fees and expenditures	87,655	-
Stock option expense	1,195,355	1,205,561
Depreciable property	7,230	1,784
Charitable donations	7,475	3,022
Loss carry forwards	8,716,371	5,511,203
	16,194,559	9,020,657
Valuation allowance	(15,999,388)	(9,020,657)
Net Deferred Tax Assets	195,171	-
Deferred tax liability, other comprehensive income	(195,171)	-
Net Deferred Income Tax Assets	$ -	$ -

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

NOTE 12:           CHANGE IN FISCAL YEAR

Comparative figures for seven months ended July 31, 2006 are outlined as follows:
Seven Months Ended
July 31, 2006

Revenue	$ -
Gross Profit	-
Income Taxes	-
Loss from Continuing Operations	(7,991,544)

Net Loss	$(7,991,544)

Basic and Diluted Loss per Share	$(0.33)

Weighted Average Number of Shares Outstanding, Basic and Diluted	24,501,731

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

NOTE 14:           PRIOR YEAR FIGURES

The following table outlines the impact of the reclassification of prior year figures:
	Year Ended December 31, 2006	Year Ended December 31, 2006
	(As Filed)	(As Reclassified)

Statements of Operations
Impairment loss on mineral properties	$ -	$3,022,311
Mineral property expenditures	4,716,223	1,693,912
	$4,716,223	$4,716,223

Statements of Cash Flows
Impairment loss on mineral properties	$ -	$3,022,311
Non-cash mineral property expenditures	2,783,500	-
Acquisition of mineral properties	-	(238,811)
	$2,783,500	$2,783,500

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the seven month period ended July 31, 2007 (collectively, the "Named Executive Officers"):
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)(3)
Amir Adnani, President and Chief Executive Officer	2007	88,750(1)	-	-	616,500(2)	705,250
Harry L. Anthony, Chief Operating Officer	2007	93,750(1)	-	-	616,500(2)	710,250
Pat Obara, Secretary, Treasurer and Chief Financial Officer	2007	51,707(1)	-	-	68,500(2)	120,207

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

Stock Options/SAW Grants in Seven Months Ended July 31, 2007

The following table sets forth information as at July 31, 2007, relating to options that have been granted to the Named Executive Officers:

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date
Amir Adnani, President and CEO	202,500 225,000	- -	- -	0.33 3.30	12/20/15 01/01/17
Harry L. Anthony, Chief Operating Officer	202,500 172,500 225,000	- - -	- - -	0.33 0.33 3.30	12/20/15 02/01/16 01/01/17
Pat Obara, Chief Financial Officer	200,000 25,000	- -	- -	1.30 3.30	10/10/16 01/01/17

(1)          There are no outstanding stock awards for the Named Executive Officers.

Directors Compensation Table

The following table sets forth information relating to compensation paid to our directors in 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)(3)
Alan P. Lindsay, Chairman	9,540(1)	-	-	9,540
Amir Adnani	88,750	-	616,500	705,250
Harry L. Anthony	93,750	-	616,500	710,250
Erik Essiger	-	-	-	-
Ivan Obolensky	-	-	473,000(2)	473,000-
Vincent Della Volpe	-	-	-	-

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
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:
Amir Adnani 320 - 1111 West Hastings Street Vancouver, B. C., Canada, V6E 2J3	2,160,701(2)	5.74%
Alan P. Lindsay 2701 - 1500 Hornby Street Vancouver, B. C., Canada, V6Z 2R1	2,881,287(3)	7.66%
Harry L. Anthony P.O. Box 1328 Kingsville, TX, U.S.A., 78364	1,372,500(4)	3.65%

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Pat Obara 2791 West 35th Avenue Vancouver, B. C., Canada, V6N 2M1	225,000(5)	*
Erik Essiger P.O. Box 37491, Dubai, UAE	100,000(6)	*
Ivan Obolensky 425 East 79th Street New York, NY, U.S.A., 10021	116,000(7)	*
Vincent Della Volpe 32 Evergreen Drive Lincoln Park, NJ, U.S.A., 07035	Nil(8)	*
All executive officers and directors as a group (7 persons)	6,855,488(9)	18.23%

Major Shareholders:
Isaiah Capital Trust 28 - 30 The Parade St. Heller, Jersey, Channel Islands, JE4 8XY	2,735,000(10)	7.27%
Morgan Stanley & Co. fbo Passport Global Master Fund SPC Ltd. And Passport Materials Master Fund, LP 402 Jackson Street San Francisco, CA, U.S.A., 94111	4,200,000(11)	11.17%
Westcliff Capital Management, LLC 200 - 7th Avenue, Suite 105 Santa Cruz, CA, U.S.A., 95062	3,660,000(12)	9.73%

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
             Date: February 28, 2008.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Amir Adnani
             Amir Adnani
             President, Chief Executive Officer and a director
             Date: February 28, 2008.

By:       /s/ Pat Obara
             Pat Obara
             Secretary, Treasurer and Chief Financial Officer
             Date: February 28, 2008.

By:       /s/ Alan P. Lindsay
             Alan P. Lindsay
             Chairman and a director
             Date: February 28, 2008.

By:       /s/ Harry L. Anthony
             Harry L. Anthony
             Chief Operating Officer and a director
             Date: February 28, 2008.

By:       /s/ Ivan Obolensky
             Ivan Obolensky
             A director
             Date: February 28, 2008.

By:       /s/ Erik Essiger
             Erik Essiger
             A director
             Date: February 28, 2008.

By:       /s/ Vincent Della Volpe
             Vincent Della Volpe
             A director
             Date: February 28, 2008.

__________