Form 10QSB
period 2008-01-31
URANIUM ENERGY CORP
filed 2008-03-17
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended JANUARY 31, 2008


[ ] Transition Report Under Section13 or 15(d) of the Securities Exchange Act of
    1934 for the transition period from _____ to _____


                        Commission File Number: 001-33706


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,807,823 SHARES OF COMMON STOCK AS OF MARCH 13, 2008.

Transitional Small Business Disclosure Format:  (Check one)  Yes  [  ]  No  [X]

                                   __________

                              URANIUM ENERGY CORP.

                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008


                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended January 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB for the period ended July 31, 2007, as amended. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                   __________

                              URANIUM ENERGY CORP.

                                TABLE OF CONTENTS





PART 1. FINANCIAL INFORMATION..................................................4
   Item 1. Financial Statements................................................4
   Item 2. Management's Discussion and Analysis or Plan of Operations.........22
   Item 3. Controls and Procedures............................................32
PART II. OTHER INFORMATION....................................................33
   Item 1. Legal Proceedings..................................................33
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........33
   Item 3. Defaults Upon Senior Securities....................................34
   Item 4. Submission of Matters to a Vote of Security Holders................34
   Item 5. Other Information..................................................34
   Item 6. Exhibits...........................................................34
SIGNATURES....................................................................35


                                   __________

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS










                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                JANUARY 31, 2008
                                   (UNAUDITED)


                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                                   (UNAUDITED)


____________________________________________________________________________________________________________

                                                                      January 31, 2008         July 31, 2007
____________________________________________________________________________________________________________

CURRENT ASSETS
   Cash and cash equivalents                                            $  6,788,969            $  9,083,453
   Restricted cash (Note 3)                                                  158,958                   4,500
   Available-for-sale securities (Note 4)                                    425,995                 717,198
   Accounts and interest receivable                                           25,415                   4,415
   Due from related parties (Note 7)                                           9,020
   Prepaid expenses and deposits                                             249,997                 163,240
____________________________________________________________________________________________________________
                                                                           7,658,354               9,972,806

PROPERTY AND EQUIPMENT (Notes 5 and 6)                                     1,066,122                 553,530
____________________________________________________________________________________________________________

                                                                        $  8,724,476            $ 10,526,336
============================================================================================================


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $    551,366            $    379,156
____________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY
   Capital stock (Note 8)
   Common stock $0.001 par value: 750,000,000 shares authorized
      39,672,823 shares issued and outstanding
      (July 31, 2007 - 37,612,088)                                            39,673                  37,612
   Additional paid-in capital                                             50,972,033              42,950,985
   Common share and warrant proceeds                                               -                  34,750
   Deficit accumulated during the exploration stage                      (42,952,259)            (33,163,154)
   Accumulated other comprehensive income                                    113,663                 286,987
____________________________________________________________________________________________________________
                                                                           8,173,110              10,147,180
____________________________________________________________________________________________________________

                                                                        $  8,724,476            $ 10,526,336
============================================================================================================

COMMITMENTS (Notes 5, 6 and 10)


 The accompanying notes are an integral part of these consolidated financial statements.



                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

__________________________________________________________________________________________________________________________________
                                                                                                                   For the Period
                                               Three Months     Three Months       Six Months       Six Months       from May 16,
                                                  Ended             Ended            Ended             Ended             2003
                                               January 31,       January 31,       January 31,       January 31,     (inception) to
                                                   2008             2007              2008             2007        January 31, 2008
__________________________________________________________________________________________________________________________________

EXPENSES
   Consulting fees                              $   147,169      $    86,023       $   302,058      $   120,887      $   1,263,639
   Consulting fees - stock based (Note 8)           213,279          544,544           318,233        1,373,428          6,372,266
   Depreciation                                      49,137            9,049            88,873           14,735            158,172
   General and administrative                     1,358,013          247,190         2,506,007        1,056,987          7,399,234
   Impairment loss on mineral
     Properties (Note 5)                            435,154          267,214         1,608,673        1,988,830         13,542,909
   Interest and finance charges                           -                -                 -                -            116,396
   Management fees                                  286,455          514,432           430,153          597,082          1,553,559
   Management fees - stock based (Note 8)           267,000        1,737,253           267,000        1,899,753          2,964,753
   Mineral property expenditures (Note 5)         1,426,276          701,920         3,217,182        1,022,912          7,752,949
   Professional fees                                201,974          111,491           322,107          185,997          1,064,936
   Wages and benefits - stock
     based (Note 8)                                 525,090          472,178           752,722          472,178          1,420,013
__________________________________________________________________________________________________________________________________
                                                  4,909,547        4,691,294         9,813,008        8,732,789         43,608,826
__________________________________________________________________________________________________________________________________
LOSS BEFORE OTHER ITEMS                          (4,909,547)      (4,691,294)       (9,813,008)      (8,732,789)       (43,608,826)
OTHER ITEMS
   Interest income                                   53,031           74,660           131,427          104,385            527,745
   Other income                                      10,355           20,020            10,355           29,713             51,530
__________________________________________________________________________________________________________________________________
LOSS BEFORE INCOME TAXES                         (4,846,161)      (4,596,614)       (9,671,226)      (8,598,691)       (43,029,551)
INCOME TAXES
   Deferred income tax (expense) benefit            (90,101)               -          (117,879)               -             77,292
__________________________________________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                          (4,936,262)      (4,596,614)       (9,789,105)      (8,598,691)       (42,952,259)
OTHER COMPREHENSIVE (LOSS)
   INCOME (NET OF INCOME TAXES)                    (132,480)               -          (173,324)               -            113,663
__________________________________________________________________________________________________________________________________
TOTAL COMPREHENSIVE LOSS                        $(5,068,742)     $(4,596,614)      $(9,962,429)     $(8,598,691)     $ (42,838,596)
   FOR THE PERIOD
==================================================================================================================================
BASIC AND DILUTED NET
   LOSS PER SHARE                               $     (0.13)     $     (0.14)      $     (0.26)     $     (0.29)
================================================================================================================
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING,
   BASIC AND DILUTED                             38,751,900       31,781,849        38,185,316       30,047,284
================================================================================================================


 The accompanying notes are an integral part of these consolidated financial statements.



                              URANIUM ENERGY, CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

__________________________________________________________________________________________________________________________________
                                                                                                       Accumulated
                                     Common Stock        Additional                                       Other
                                 _____________________    Paid-in      Subscriptions   Accumulated    Comprehensive   Stockholders'
                                   Shares      Amount     Capital        Received        Deficit         Income          Equity
__________________________________________________________________________________________________________________________________

Balance, July 31, 2007           37,612,088   $ 37,612   $42,950,985     $  34,750     $(33,163,154)    $ 286,987     $ 10,147,180

Common stock
   Issued for cash at $3.75
      per share                   1,800,000      1,800     6,748,200             -                -             -        6,750,000
   Issued on the exercise of
      options                       195,000        195       161,440             -                -             -          161,635
   Issued on the exercise of
      warrants                       48,235         48       137,707       (34,750)               -             -          103,005
   Issued pursuant to service
      agreements                     17,500         18        62,732             -                -             -           62,750

Share issuance costs                      -          -      (505,000)            -                -             -         (505,000)

Stock based compensation
   Options issued for consult-
      ing services                        -          -       264,109             -                -             -          264,109
   Options issued for manage-
      ment fees                           -          -       267,000             -                -             -          267,000
   Options issued for wages
      and benefits                        -          -       752,722             -                -             -          752,722

Recovery of short swing
   profits                                -          -       132,138             -                -             -          132,138
Net loss for the period                   -          -             -             -       (9,789,105)            -       (9,789,105)
Unrealized loss on available-
   for-sale securities                    -          -             -             -                -      (173,324)        (173,324)
__________________________________________________________________________________________________________________________________

Balance, January 31, 2008        39,672,823   $ 39,673   $50,972,033     $       -     $(42,952,259)    $ 113,663     $  8,173,109
==================================================================================================================================

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.


 The accompanying notes are an integral part of these consolidated financial statements.



                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

_________________________________________________________________________________________________________________________________
                                                                          Six Months          Six Months          For the Period
                                                                             Ended               Ended          From May 16, 2003
                                                                          January 31,         January 31,         (inception) to
                                                                             2008                2007            January 31, 2008
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                $(9,789,105)        $(8,598,691)         $(42,952,259)
   Adjustments to reconcile net loss to net cash from operating activities:
     Stock based compensation                                               1,337,955           3,745,359            10,757,032
     Impairment loss on mineral properties                                  1,608,673           1,988,830            13,542,909
     Non-cash interest and finance charges                                          -                   -               116,396
     Non-cash reduction of mineral property expenditures                            -            (235,040)             (235,040)
     Depreciation                                                              88,873              14,735               158,172
     Deferred income tax expense (benefit)                                    117,879                   -               (77,292)
   Changes in operating assets and liabilities:
     Accounts and interest receivable                                         (21,000)             (3,348)              (25,415)
     Prepaid expenses and deposits                                            (86,757)            (92,449)             (229,470)
     Accounts payable and accrued liabilities                                 180,836            (123,982)              548,463
_________________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                (6,562,647)         (3,304,586)          (18,396,505)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of shares for cash                                              6,509,640          14,219,450            31,624,536
   Convertible debenture proceeds                                                   -                   -                20,000
   Share issuance costs                                                             -                   -              (329,700)
   Recovery of short swing profits                                            132,138                   -               132,138
   Advances (to) from related parties                                          (9,020)             65,000                (9,020)
_________________________________________________________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                                    6,632,758          14,284,450            31,437,954
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of mineral properties                                       (1,608,673)           (316,830)           (4,869,230)
   Purchase of property and equipment                                        (601,464)           (150,670)           (1,224,292)
   Restricted cash                                                           (154,458)           (136,478)             (158,958)
_________________________________________________________________________________________________________________________________
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                (2,364,595)           (603,978)           (6,252,480)
_________________________________________________________________________________________________________________________________

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                        (2,294,484)         10,375,886             6,788,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              9,083,453           3,597,009                     -
_________________________________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 6,788,969         $13,972,895          $  6,788,969
=================================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:
   Cash in bank                                                           $   239,040         $   195,838          $    239,040
   Term deposits                                                            6,549,929          13,777,057             6,549,929
_________________________________________________________________________________________________________________________________
                                                                          $ 6,788,969         $13,972,895          $  6,788,969
=================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)


 The accompanying notes are an integral part of these consolidated financial statements.


                              URANIUM ENERGY CORP.
                         (An Exploration Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2008 (UNAUDITED)


NOTE 1:  NATURE OF OPERATIONS
________________________________________________________________________________

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To January 31, 2008, interests in approximately 59,756 net acres of mineral properties have been staked, leased or are under option by the Company, including 6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest equating to 3,291 net acres.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at January 31, 2008, the Company has working capital of $7,106,987 and an accumulated deficit of $42,952,259. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $31,437,954 from the issuance of shares of the Company's common stock.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the seven months ended July 31, 2007 included in the Company's Annual Report on Form 10-KSB, Form 10-KSB/A, and Form 10-KSB/A2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB, Form 10-KSB/A, and Form 10-KSB/A2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. (incorporated in the State of Nevada, USA) and its wholly-owned subsidiary, UEC Resources Ltd. (incorporated in the province of British Columbia, Canada). All significant inter-company transactions and balances have been eliminated upon consolidation.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is United States dollars. UEC Resources Ltd. maintains its accounting records in their local currency (Canadian dollar). In accordance with SFAS No. 52, "Foreign Currency Translation", the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at January 31, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

          Computer Equipment                                   3 years
          Exploration Equipment                                5 years
          Furniture and Fixtures                               5 years
          Leasehold Improvements                         term of lease
          Vehicles                                             5 years

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued Interpretation No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an impact on the Company's consolidated financial statements during the current period.

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


NOTE 3:  RESTRICTED CASH
________________________________________________________________________________

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 3.75% per annum, are automatically renewable and are protected by federal insurance up to $100,000. During the six months ended January 31, 2008, the Company transferred certificates of deposits from the AB Claims project in the total aggregate amount of $136,458 under the same terms as above for drill hole reclamation bonding on the Burnt Wagon exploration project, Natrona county, Wyoming. Additionally, the Company has placed additional deposits of $18,000 with the Arizona State Land Department pursuant to exploration activities in the State of Arizona.


NOTE 4:  AVAILABLE-FOR-SALE SECURITIES
________________________________________________________________________________

Available-for-sale securities consist of shares in a publicly traded company listed on the Toronto and Johannesburg Stock Exchanges. As of January 31, 2008 the Company reported the available-for-sale securities at market value and accordingly, recorded a $113,663 unrealized gain which has been reported in other comprehensive income, net of income taxes.


NOTE 5:  MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

URANIUM EXPLORATION

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As of January 31, 2008, a total of 67,491 gross acres (59,756 net mineral acres) of mineral properties have been staked. leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $4,869,230 excluding the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of January 31, 2008, total yearly recurring maintenance payments of $282,246 are required to maintain existing mineral leases.

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $119,137 in exploration costs on behalf of Cibola for a cumulative contribution of $2,569,137. As an exploration stage company, Cibola has no assets or liabilities as of January 31, 2008 and accordingly, $2,486,750 in acquisition costs have been capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

In December 2003, FASB issued FIN 46(R) "Consolidation of Variable Interest Entities" which requires investors to consolidate the financial information of investees in which they are the primary beneficiary. The Company is not the primary beneficiary in Cibola and accordingly, no consolidated financial information is required.

NEW RIVER PROJECT

Effective November 1, 2007, the Company entered into a binding letter Agreement to Purchase Assets (the "Agreement") with Melvin O. Stairs, Jr. ("Mr. Stairs"), whereby the Company acquired from Mr. Stairs an undivided 100% legal, beneficial and registered interest in and to a certain mineral exploration claim represented by permit number 08-111678, which is located at T7N R3E, Section 32, in Maricopa County, Arizona (the "Mineral Claim"), together with a certain database containing various material information respecting the subject Mineral Claim (the Mineral Claim and its database, collectively, the "Assets"). As consideration for acquisition of the Assets, the Company has agreed to make the following payments (each a "Purchase Price Payment") and the following Mineral Claim maintenance payments (each a "Purchase Price Maintenance Payment") to Mr. Stairs in the following manner at the following times after November 1, 2007 (the "Acceptance Date"):

     (a) Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of U.S. $1,200,000 in the following manner and at the following times:

          i) an initial and non-refundable Purchase Price Payment of U.S. $10,000 immediately upon the Acceptance Date of the Agreement
               (paid);

          ii) further non-refundable Purchase Price Payments of U.S. $95,000 on or before January 10, 2008 (paid) and August 15, 2008; and

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

Pursuant to the terms of the Agreement, in order to secure the complete and timely payment of our purchase price obligations to Mr. Stairs under the Agreement, the Company granted a security interest in and to, a lien upon and a right of set-off against its right, title and interest in and to the Assets.

In addition, and pursuant to the terms of the Agreement, at any time prior to the earlier of the payment of the entire Purchase Price by us to Mr. Stairs or the termination of the Agreement for any reason, the Company has a right of first refusal to acquire all or any portion of any interest in the Agreement or to any mineral property interest which Mr. Stairs may have an interest in at anytime and which Mr. Stairs desires to dispose of (collectively, the "Holding"). If Mr. Stairs receives a BONA FIDE offer to purchase from, or where a sale is solicited by Mr. Stairs, then upon settling the proposed terms thereof with a third party for the purchase or sale of the Holding, Mr. Stairs shall offer to sell the Holding to the Company. The offer to sell to the Company shall be on the same terms and conditions and of equivalent dollar value as those contained in the offer to the third party; provided, however, that should Mr. Stairs and the Company fail to agree upon a determination of the equivalent dollar value for any such offer, such equivalent dollar value shall be determined by arbitration under the provisions of the Agreement. The Company shall be entitled to elect, by notice to Mr. Stairs within 30 calendar days from the date of receipt of the offer to sell, to acquire the Holding, on the same terms and conditions as those set forth in the offer to the third party. If the Company does not exercise its right to acquire the Holding, Mr. Stairs may, for a period of 60 calendar days following the last date upon which it could have made the election, dispose of the Holding, but only on the same terms and conditions as set forth in that offer.

F-33 ACQUISITION

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008, December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date.



Mineral property acquisition costs on a regional basis are as follows:

________________________________________________________________________________________________________________________________
                                                                                                                  For the Period
                                           Three Months      Three Months      Six Months        Six Months        From May 16,
                                              Ended             Ended            Ended             Ended               2006
                                           January 31,       January 31,      January 31,       January 31,       (inception) to
                                               2008              2007             2008              2007         January 31, 2008
________________________________________________________________________________________________________________________________

CAPITALIZED ACQUISITION COSTS
   Arizona                                  $  105,200        $        -      $   115,428       $         -        $    134,095
   Colorado                                          -                 -            1,762                 -             171,913
   Nevada                                            -                 -                -                 -               4,250
   New Mexico                                  168,108            98,352        1,158,335           197,500           3,539,196
   Texas                                       103,206            24,692          192,874         1,645,809           8,977,246
   Utah                                             24                 -            1,390                 -              91,594
   Wyoming                                      58,616           144,170          138,884           145,521             624,615
________________________________________________________________________________________________________________________________
                                               435,154           267,214        1,608,673         1,988,830          13,542,909

Write Down for Loss on Impairment             (435,154)         (267,214)      (1,608,673)       (1,988,830)        (13,542,909)
________________________________________________________________________________________________________________________________
                                            $        -        $        -      $         -       $         -        $          -
================================================================================================================================


Mineral property exploration costs on a regional basis are as follows:

________________________________________________________________________________________________________________________________
                                                                                                                  For the Period
                                           Three Months      Three Months      Six Months        Six Months        From May 16,
                                              Ended            Ended             Ended             Ended               2006
                                           January 31,      January 31,       January 31,       January 31,       (inception) to
                                               2008              2007             2008              2007         January 31, 2008
________________________________________________________________________________________________________________________________

EXPLORATION COSTS
   Arizona                                  $    2,240        $        -      $    16,342       $        28        $     93,282
   Colorado                                      3,528                 -           52,085                 -             103,110
   Nevada                                            -                 -                -                 -                 963
   New Mexico                                    6,289            16,809          130,519            19,551             365,869
   Texas                                     1,368,331           660,074        2,711,768           795,206           6,323,728
   Utah                                          2,200                 -            8,991                 -              16,348
   Wyoming                                      43,688            25,037          297,477           208,127             849,650
________________________________________________________________________________________________________________________________
                                            $1,426,276        $  701,920      $ 3,217,182       $ 1,022,912        $  7,752,950
===============================================================================================================================


NOTE 6:  PROPERTY AND EQUIPMENT
________________________________________________________________________________


________________________________________________________________________________________________________________________________
                                                                           January 31, 2008    July 31, 2007
________________________________________________________________________________________________________________________________

Computer Equipment                                                            $   173,576       $    98,897
Exploration Equipment                                                             208,688           126,951
Furniture and Fixtures                                                             58,388            43,723
Land                                                                              115,644                 -
Leasehold Improvements                                                              8,728             8,728
Vehicles                                                                          659,269           344,529
________________________________________________________________________________________________________________________________
                                                                                1,224,293           622,828
Less: accumulated depreciation                                                   (158,171)          (69,298)
________________________________________________________________________________________________________________________________
                                                                              $ 1,066,122       $   553,530
================================================================================================================================


NOTE 7:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the six months ended January 31, 2008, the Company had transactions with certain officers and directors of the Company as follows:

     (a) incurred $430,153 in management fees, and recorded $267,000 in stock based compensation for the fair value of options granted to directors and officers during the period;
     (b) incurred $9,020 in general and administrative costs to be reimbursed by companies controlled by direct family members of current officer and a currect director; and
     (c) incurred $56,583 in consulting fees and $45,276 in general and administrative costs, including $15,011 in rental charges and $16,707 in media and website development fees, paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.


NOTE 8:  CAPITAL STOCK
________________________________________________________________________________


SHARE CAPITAL

The Company's capital stock as at January 31, 2008 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

2008 SHARE TRANSACTIONS

On December 12, 2007 the Company completed a private placement in the amount of 1,800,000 Units at a subscription price of $3.75 for gross proceeds to the Company of $6,750,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of one year from the date of issuance at an exercise price of $4.25 per share.

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company failed to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As of January 31, 2008, 2,160,000 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

On November 6, 2007 the Company issued 10,000 restricted common shares pursuant to a financial consulting agreement (refer to Note 10). At the time of issuance, the shares had a value of $4.46 per share and $44,600 was recorded as stock-based consulting fees. Additionally, on January 24, 2008 the Company issued 7,500 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $2.42 per share and $18,150 was recorded as stock-based consulting fees.

During the six months ended January 31, 2008, 48,235 common share purchase warrants were exercised for total proceeds of $137,755 and 195,000 common stock options were exercised for total proceeds of $161,635.

SHARE PURCHASE WARRANTS

On June 15, 2007 the Company issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the Company's delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than nine months from the June 15, 2007 effective date. If the Company failed to maintain the effectiveness of the registration statement for a period of eight months from the initial deadline of April 22, 2007, additional warrants could be issuable. As of January 31, 2008 no additional warrants are issuable as liquidated damages through the eight month period expired December 22, 2007.

A summary of the Company's common share purchase warrants as of January 31, 2008 and changes during the period is presented below:

________________________________________________________________________________
                                                                Weighted average
                              Number of     Weighted average       remaining
                              warrants       exercise price       life (years)
________________________________________________________________________________

Balance, July 31, 2007        4,009,998          $ 2.66               1.70
Issued                        1,800,000            4.25               1.00
Exercised                       (48,235)          (2.86)             (0.50)
________________________________________________________________________________
Balance, January 31, 2008     5,761,763          $ 3.15               1.19
________________________________________________________________________________

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at January 31, 2008 was estimated at $1,016,800.

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

On November 1, 2007, a total of 660,000 stock options were granted to employees and officers at an exercise price of $3.80 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,762,200 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.33%, a dividend yield of 0%, and an expected volatility of 87%. During the six months ended January 31, 2008, the $827,701 value of the options earned during the period has been recorded as stock based consulting fees, management fees, and wages.

On January 25, 2008, a total of 100,000 stock options were granted to employees at an exercise price of $2.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $162,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.50%, a dividend yield of 0%, and an expected volatility of 80%. During the six months ended January 31, 2008, the $32,400 value of the options earned during the period has been recorded as stock based consulting fees.

A summary of the Company's stock options as of January 31, 2008 and changes during the period is presented below:

________________________________________________________________________________
                                                                Weighted average
                              Number of     Weighted average       remaining
                               options       exercise price       life (years)
________________________________________________________________________________

Balance, July 31, 2007        3,832,500          $ 1.44               8.90
Issued                          760,000            3.62              10.00
Exercised                      (195,000)          (0.83)             (8.46)
________________________________________________________________________________
Balance, January 31, 2008     4,397,500          $ 1.85               8.57
________________________________________________________________________________

The AIV under the provisions of SFAS No. 123R of all outstanding options at January 31, 2008 was estimated at $6,919,408. Additionally, the AIV of options exercised during the six months ended January 31, 2008 was estimated at $527,583.


STOCK BASED COMPENSATION

A summary of stock based compensation expense as of January 31, 2008:

___________________________________________________________________________________________________________________
                                                                                                   For the Period
                                                      Six Months             Six Months           From May 16, 2003
                                                         Ended                  Ended              (inception) to
                                                   January 31, 2008       January 31, 2007        October 31, 2007
___________________________________________________________________________________________________________________

Stock Based Consulting
   Amortization of deferred compensation              $        -             $1,128,259              $ 1,157,500
   Common stock issued for consulting services            54,124                      -                  135,100
   Options issued to consultants                         264,109                255,169                3,461,140
   Warrants issued for consulting services                     -                      -                1,618,526
___________________________________________________________________________________________________________________
                                                         318,233              1,373,428                6,372,266
___________________________________________________________________________________________________________________

Stock Based Management Fees
   Amortization of deferred compensation                       -                325,000                  650,000
   Options issued to management                          267,000              1,574,753                2,314,753
___________________________________________________________________________________________________________________
                                                         267,000              1,899,753                2,964,753
___________________________________________________________________________________________________________________

Stock Based Wages and Benefits
   Options issued to employees                           752,722                472,178                1,420,013
___________________________________________________________________________________________________________________
                                                      $1,337,955             $3,745,359              $10,757,032
===================================================================================================================

NOTE 9:  INCOME TAXES
________________________________________________________________________________

As of January 31, 2008 the Company had net operating loss carry forwards of approximately $25,438,681 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

____________________________________________________________________________________________
                                                       Six Months              Six Months
                                                          Ended                  Ended
                                                    January 31, 2008        January 31, 2007
____________________________________________________________________________________________

Federal income tax provision at statutory rate          (35.00)%                (35.00)%
States income tax provision at statutory rates,
     net of federal income tax effect                    (5.48)%                 (5.48)%
____________________________________________________________________________________________
Total income tax provision                              (40.48)%                (40.48)%
============================================================================================

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

__________________________________________________________________________________________
                                                      Six Months             Six Months
                                                        Ended                   Ended
                                                   January 31, 2008       January 31, 2007
__________________________________________________________________________________________

Loss before income taxes                              $(9,671,226)          $(8,598,691)
Corporate tax rate                                          40.48%                40.48%
__________________________________________________________________________________________
Expected tax expense (recovery)                        (3,914,779)           (3,480,750)

Increase (decrease) resulting from:
     Permanent differences                                572,973             1,403,760
     True-up adjustment                                     1,755                     -
     Non-qualified stock options                                -                     -
     Change in valuation allowance                      3,457,926             2,076,990
__________________________________________________________________________________________
From Operations                                           117,875                     -
Unrecognized gain, other comprehensive income            (117,875)                    -
__________________________________________________________________________________________
Future income tax provision (recovery)                $         -           $         -
==========================================================================================


The Company's deferred tax assets are as follows:

____________________________________________________________________________

                                          January 31, 2007     July 31, 2007
____________________________________________________________________________

Deferred tax assets
     Mineral property acquisitions          $  5,439,225       $   4,782,209
     Exploration costs                         2,399,439           1,398,264
     Permitting fees and expenditures            157,844              87,655
     Stock option expense                        579,202           1,195,355
     Depreciable property                         10,122               7,230
     Charitable donations                          7,475               7,475
     Loss carry forwards                      10,297,228           8,716,371
____________________________________________________________________________
                                              18,890,536          16,194,559
     Valuation allowance                     (18,813,240)        (15,999,388)
____________________________________________________________________________
Net Deferred Tax Assets                           77,296             195,171
Deferred tax liability, other
   comprehensive income                          (77,296)            195,171
____________________________________________________________________________
Net Deferred Income Tax Assets              $          -       $           -
============================================================================

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

________________________________________________________________________________
July 31, 2023                                                        $    24,132
July 31, 2024                                                             74,499
July 31, 2025                                                            403,227
July 31, 2026                                                         13,113,235
July 31, 2027                                                          7,918,175
July 31, 2028                                                          3,905,412
________________________________________________________________________________
                                                                     $25,438,681
================================================================================

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


NOTE 10  COMMITMENTS
________________________________________________________________________________

On February 1, 2007 the Company entered into a financial consulting agreement for a 12 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,500 and 2,500 restricted common shares per month. As of January 31, 2008, issuances of 2,500 shares for each of the months of July through January (inclusive) have been accrued, and accordingly, an expense of $54,124 has been included in stock-based consulting fees based on the fair value of the 15,000 shares issuable during the period.

On April 6, 2007 the Company entered into a twelve month consulting services agreement at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters. As of December 1, 2007 the monthly fee has been reduced to $5,000 per month.

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. As of January 31, 2008 no services had been provided and accordingly, the $100,000 retainer is classified as a prepaid expense.

On November 1, 2007 the Company entered into an asset purchase agreement for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution
(paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008, and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full.

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

On January 17, 2008 the Company entered into a twelve month consulting services agreement at $6,000 per month. The consultant will provide services for legislative, administrative, executive and regulatory matters in the State of Texas. As requested, the consultant may also assist in discussions with appropriate federal executive and legislative officials.

The Company is committed to pay its key executives a total of approximately $450,000 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $10,882 with all agreements having a maximum term of no more than three years. Additionally, the Company is renting office space in Vancouver, Canada on a month to month basis at approximately $2,600 per month.

The aggregate minimum payments over the next five years are as follows:

________________________________________________________________________________

January 31, 2009                                                      $1,056,449
January 31, 2010                                                         475,028
January 31, 2011                                                         204,051
January 31, 2012                                                         200,000
January 31, 2013                                                         200,000
Thereafter                                                               100,000
________________________________________________________________________________
                                                                      $2,235,528
================================================================================


NOTE 11  SUPPLEMENTAL CASH FLOW INFORMATION AND
         NONCASH INVESTING AND FINANCING ACTIVITIES
________________________________________________________________________________


                                  Six Months Ended
                       January 31, 2008      January 31, 2007
_______________________________________________________________


Interest paid                $  -                  $  -
Income taxes paid            $  -                  $  -
===============================================================


NOTE 12: SUBSEQUENT EVENTS
_______________________________________________________________

     (a) On February 1, 2008 the Company entered into a financial consulting agreement for a 6 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,000 per month and issue 2,500 restricted common shares per month.

     (b) On February 13, 2008 the Company entered into an asset purchase agreement for mapping and database information for geographic areas throughout the US and international locations. Under the terms of the agreement, the Company paid total consideration of $500,000.

     (c) In February 2008 the Company was informed that it has been named as a defendant in a claim filed in the United States District Court for the Eastern District of New York for $33,000 in legal fees in connection with the January 30, 2008 settlement of a short-swing profit matter under Section 16(b) of the United States Securities Exchange Act of 1934, as amended, by a non-management shareholder of the Company. The plaintiff acted as counsel for the shareholder. The Company believes that the legal fees sought are highly unreasonable for the work performed by the plaintiff and it intends to vigorously defend against the claim.

                                   __________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In this Quarterly Report, references to "we," "our," "us," the "Company," or "Uranium Energy," refer to Uranium Energy Corp. and its subsidiaries, unless the context requires otherwise.

The following discussion should be read in conjunction with (i) our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our audited financial statements and the related notes contained therein; (ii) our Transition Report on Form 10-KSB for the period ended July 31, 2007, as amended, including our audited financial statements and the related notes contained therein; and (iii) our unaudited interim financial statements for the three-month period January 31, 2008 and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

We were organized under the laws of the State of Nevada, USA on May 16, 2003. Our shares of common stock commenced trading on the American Stock Exchange under the symbol "UEC" on September 28, 2007, prior to which they traded on the OTC Bulletin Board under the symbol "URME".

OUR BUSINESS OPERATIONS

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have acquired interests in uranium exploration mineral properties totaling 67,491 gross acres (59,756 net mineral acres) of leased, staked or optioned mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming, which we intend to explore for economic deposits of uranium. The totals include 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC in which the Company holds a 49% interest. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Cibola Resources LLC Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties is summarized as follows:

____________________________________________________

                    GROSS ACRES        NET ACRES (*)
____________________________________________________

Arizona                2,871.28             2,871.28
Colorado               5,041.04             5,041.04
New Mexico            29,872.06            22,986.86
Texas                 10,015.24             9,165.25
Utah                   2,226.94             2,226.94
Wyoming               17,464.23            17,464.23
____________________________________________________
                      67,490.79            59,755.61
====================================================

(*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

During the 2008 fiscal year through the date of this Quarterly Report, we acquired an additional 12,495 gross acres (12,063 net acres) in the States of Arizona, New Mexico, Texas and Wyoming for an aggregate paid consideration of $1,608,673.

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

OUR MINERAL EXPLORATION PROPERTIES

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

RECENT EXPLORATION ACTIVITIES

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

As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 450 holes. To date, our drilling has concentrated in the areas of the A and B Sand ore bodies, with a further total of 743 holes drilled, consisting of 258,595 feet.

On March 4, 2008, we issued a news release entitled "Uranium Energy Corp Reports Independent NI 43-101 Resource Estimate at Goliad Project." This news release is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on the same day.

As described in more detail in the news release, we have received an updated technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101"), of the Canadian Securities Administrators for our Goliad Project located in Goliad County, Texas. The complete Technical Report is expected to be filed under our company's profile on the Canadian Securities Administrators public disclosure website, at WWW.SEDAR.COM, within 45 days of the date the news release was disseminated. The Technical Report is authored by Thomas A. Carothers, P.Geo., a qualified person as defined in NI 43-101, who has over 30 years of uranium experience, substantially in the South Texas Uranium trend. His experience includes working directly for two operating ISR mining companies in South Texas, US Steel and Tenneco Uranium, during the 1970s and 1980s.

As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Company's Goliad Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this prospectus or otherwise in the United States.

Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the news release and Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in this news release and in the Technical Report are economically or legally mineable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2008 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2007

We are an exploration stage company and net revenues during the three months ended January 31, 2008 and 2007 were $Nil. Our net loss for the three months ended January 31, 2008 was $4,936,262 compared to a net loss of $4,596,614 during the same period ended January 31, 2007.

Operating expenses incurred during the three months ended January 31, 2008 increased to $4,909,547 from $4,691,294 over the same period ended January 31, 2007. The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure, which was partially offset by the decrease in stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

     o Consulting fees increased to $147,169 during the three months ended January 31, 2008 from $86,023 during the same period ended January 31, 2007 due primarily to increased reliance on third party service providers as we expand our operations.

     o Consulting fees - stock based decreased to $213,279 during the three months ended January 31, 2008 from $544,544 during the same period ended January 31, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the amortization of significant stock and warrant grants issued to consultants.
     o Depreciation increased to $49,137 during the three months ended January 31, 2008 from $9,049 during the same period ended January 31, 2007 due to significant investments in property and equipment during the current period, the seven month period ended July 31, 2007, and the last half of the 2006 calendar year.
     o General and administrative costs increased to $1,358,013 during the three months ended January 31, 2008 from $247,190 during the same period ended January 31, 2007 due to the general expansion in operations and personnel in the current period as compared to the prior period, and significant marketing activities in the current period.
     o Impairment loss on mineral properties increased to $435,154 during the three months ended January 31, 2008 from $267,214 during the same period ended January 31, 2007. Current year costs that have been written off to impairment include payments pursuant to our New River and F-33 acquisitions.
     o Management fees decreased to $286,455 during the three months ended January 31, 2008 from $514,432 during the same period ended January 31, 2007 due primarily to year-end bonuses and the inclusion of an additional officer in the prior year.
     o Management fees - stock based decreased to $267,000 during the three months ended January 31, 2008 from $1,737,253 during the same period ended January 31, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the fair value of significant option grants issued to management.
     o Mineral property expenditures increased to $1,426,276 during the three months ended January 31, 2008 from $701,920 during the same period ended January 31, 2007 due to the expansion of exploration activities over the prior period, primarily in the Goliad project.
     o Professional fees increased to $201,974 during the three months ended January 31, 2008 from $111,491 during the same period ended January 31, 2007 due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in our operations.
     o Wages and benefits - stock based increased to $525,090 during the three months ended January 31, 2008 from $472,178 during the same period ended January 31, 2007. The current and prior year expenses consists of the fair value of option grants earned during the period.

Interest and other income decreased to $63,386 during the three months ended January 31, 2008 from $94,680 during the same period ended January 31, 2007 due to higher cash balances maintained during the prior period.

Deferred tax expense increased to $90,101 during the three months ended January 31, 2008 from $Nil during the same period ended January 31, 2007. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the three months ended January 31, 2008 was $4,936,262 or ($0.13) per share, compared to a net loss of $4,596,614 or ($0.14) per share during the same period ended January 31, 2007. The weighted average number of shares outstanding was 38,751,900 for the three months ended January 31, 2008 compared to 31,781,849 for the same period ended January 31, 2007.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

Of the $4,909,547 incurred as operating expenses during the three months ended January 31, 2008 an aggregate of $286,455 was incurred payable to certain officers and directors and recorded as management fees. Additionally, an aggregate of $267,000 was incurred as stock-based compensation based on the fair value of options granted to officers and directors during the period. At January 31, 2008 there were no amounts due and owing to our directors and officers. A balance of $9,020 for the reimbursement of administrative costs at January 31, 2008 is due from companies controlled by direct family members of a current officer and a current director.

SIX MONTHS ENDED JANUARY 31, 2008 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2007

We are an exploration stage company and net revenues during the six months ended January 31, 2008 and 2007 were $Nil. Our net loss for the six months ended January 31, 2008 was $9,789,105 compared to a net loss of $8,598,691 during the same period ended January 31, 2007.

Operating expenses incurred during the six months ended January 31, 2008 increased to $9,813,008 from $8,732,789 over the same period ended January 31, 2007. The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure, which was partially offset by the decrease in stock-based compensation expeneses. Significant expenditures and changes are outlined as follows:

     o Consulting fees increased to $302,058 during the six months ended January 31, 2008 from $120,887 during the same period ended January 31, 2007 due primarily to increased reliance on third party service providers as we expand our operations.
     o Consulting fees - stock based decreased to $318,233 during the six months ended January 31, 2008 from $1,373,428 during the same period ended January 31, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the amortization of significant stock and warrant grants issued to consultants.
     o Depreciation increased to $88,873 during the six months ended January 31, 2008 from $14,735 during the same period ended January 31, 2007 due to significant investments in property and equipment during the current period, the seven month period ended July 31, 2007, and the last half of the 2006 calendar year.
     o General and administrative costs increased to $2,506,007 during the six months ended January 31, 2008 from $1,056,987 during the same period ended January 31, 2007 due to the general expansion in operations and personnel in the current period as compared to the prior period, and more significant marketing activities in the current period.
     o Impairment loss on mineral properties decreased to $1,608,673 during the six months ended January 31, 2008 from $1,988,830 during the same period ended January 31, 2007. Current year acquisition costs that have been written off to impairment include the Company's $980,000 portion of Cibola payment due in the current period and payments pursuant to our New River and F-33 acquisitions. Prior period acquisition costs written off to impairment include $1,437,500 in stock based costs on the issuance of shares pursuant to the Moore Option agreement.
     o Management fees decreased to $430,153 during the six months ended January 31, 2008 from $597,082 during the same period ended January 31, 2007 due primarily to year-end bonuses and the inclusion of an additional officer in the prior year.
     o Management fees - stock based decreased to $267,000 during the six months ended January 31, 2008 from $1,899,753 during the same period ended January 31, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the fair value of significant option grants issued to management.
     o Mineral property expenditures increased to $3,217,182 during the six months ended January 31, 2008 from $1,022,912 during the same period ended January 31, 2007 due to the expansion of exploration activities over the prior period, primarily in the Goliad project.
     o Professional fees increased to $322,107 during the six months ended January 31, 2008 from $185,997 during the same period ended January 31, 2007 due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in our operations.
     o Wages and benefits - stock based increased to $752,722 during the six months ended January 31, 2008 from $472,178 during the same period ended January 31, 2007. The current and prior year expenses consists of the fair value of option grants earned during the period.

Interest and other income increased to $141,782 during the six months ended January 31, 2008 from $134,098 during the same period ended January 31, 2007 due to higher cash balances maintained during the period.

Deferred tax expense increased to $117,879 during the six months ended January 31, 2008 from $Nil during the same period ended January 31, 2007. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the six months ended January 31, 2008 was $9,789,105 or ($0.26) per share, compared to a net loss of $8,598,691 or ($0.29) per share during the same period ended January 31, 2007. The weighted average number of shares outstanding was 38,185,316 for the six months ended January 31, 2008 compared to 30,047,284 for the same period ended January 31, 2007.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

Of the $9,813,006 incurred as operating expenses during the six months ended January 31, 2008 an aggregate of $430,153 was incurred payable to certain officers and directors and recorded as management fees. Additionally, an aggregate of $267,000 was incurred as stock-based compensation based on the fair value of options granted to officers and directors during the period. At January 31, 2008 there were no amounts due and owing to our directors and officers. A balance of $9,020 for the reimbursement of administrative costs at January 31, 2008 is due from companies controlled by direct family members of a current officer and a current director.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At January 31, 2008 we had $6,788,969 in cash and working capital of $7,106,988. Generally, we have financed our operations through the proceeds from the private placement of equity securities and the exercise of stock options and warrants. We used $2,294,484 net cash during the six months ended January 31, 2008.

OPERATING ACTIVITIES

Net cash used in operating activities during the six months ended January 31, 2008 was $6,562,647 compared to $3,304,586 during the same period ending January 31, 2007. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

FINANCING ACTIVITIES

Net cash provided by financing activities during the six months ended January 31, 2008 was $6,632,758 compared to $14,284,450 during the same period ending January 31, 2007. During the current period, we received net proceeds of $6,201,198 primarily from the sale our our common stock pursuant to private placements.

INVESTING ACTIVITIES

Net cash used in investing activities during the six months ended January 31, 2008 was $2,364,595 compared to $603,978 in the same period ending January 31, 2007. Significant investing expenditures during the current period included mineral property acquisitions, including the $980,000 payment related to the Cibola Resources LLC agreement, and purchases of property and equipment.

STOCK OPTIONS AND WARRANTS

At January 31, 2008 we had 4,397,500 stock options and 5,761,763 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.85 per share and the outstanding warrants have a weighted average exercise price of $3.15 per share. Accordingly, as of January 31, 2008 the outstanding options and warrants represented a total of 10,159,263 shares issuable for proceeds of approximately $26,300,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

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

GOING CONCERN

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at January 31, 2008 we have working capital of $7,106,988 and an accumulated deficit of $42,952,259. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options for net proceeds of $31,437,954 from the issuance of shares of the our common stock.

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

CONSULTING AGREEMENT

On April 6, 2007 the Company entered into a twelve month consulting services agreement valued at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters. As of December 1, 2007 our monthly fee paid to the consultant has been reduced to $5,000 per month.

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

NEW RIVER PROJECT ACQUISITION

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs"), for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008, and
iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full.

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

OFFICE LEASES

We are currently leasing office premises in New Mexico, Texas, and Wyoming for monthly payments totaling $10,882. All office lease agreements having a maximum term of no more than three years.

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

Mineral property acquisition costs are initially capitalized when incurred in accordance with EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets". At the end of each fiscal quarter end, we assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets". If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of this Quarterly Report, we have not established any proven or probable reserves on our mineral properties and incurred only acquisition and exploration costs.

RESTORATION AND REMEDIATION COSTS (ASSET RETIREMENT OBLIGATIONS)

Various federal and state mining laws and regulations require us to reclaim the surface areas and restore underground water quality for our mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs.

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

Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by our engineering studies calculating the cost of future surface and groundwater activities.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.

FOREIGN CURRENCY TRANSLATION

Our functional currency is United States dollars. Our subsidiary, UEC Resources Ltd. maintains its accounting records in their local currency (Canadian dollar). In accordance with SFAS No. 52, "Foreign Currency Translation", the financial statements of our subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our functional currency are included in the determination of net income in the period.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued Interpretation No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an impact on our consolidated financial statements during the current period.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our financial position and results of operations.

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


                                   __________

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Amir Adnani, our Chief Executive Officer, and Mr. Pat Obara, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended January 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three month period ended January 31, 2008. The audit committee has also discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Ernst & Young LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three month period ended January 31, 2008 filed with the Securities and Exchange Commission.


                                   __________

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have recently been informed that counsel for Goliad County has issued a notice of intent to file litigation citing us for alleged infractions of the Safe Drinking Water Act in connection with our exploration activities in Goliad County. This proposed claim regarding our exploration activities is completely without merit and will be vigorously defended by us, if filed. The responsible state agency with sole jurisdiction over our exploration activities has already thoroughly investigated the County's complaint and has found us to be in compliance with all applicable regulatory and environmental requirements. Specifically, as the agency noted in an April 2007 letter to the County's attorney, the State agency hydrologist "concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The state agency concluded its letter by noting that "to date, the Commission's investigation of your complaint has not revealed any practice or activity within the approved permit area that has adversely affected the wells identified in your complaint or the related aquifer, or is out of compliance with the Texas Uranium Mining  Regulations...." Later in a September 2007 letter to the Goliad groundwater district, the agency reiterated its findings: the agency's "investigation of your complaint has not revealed any practice or activity at UEC's Uranium Exploration Permit No. 123 that is out of compliance....  We consider this investigation to be closed." Our Goliad Project has been inspected on a monthly basis since the close of the investigation, and no violations have been noted. In fact, an inspection report from November of 2007 observed that "prompt attention" to site restoration during exploration was apparent and "the area inspected looked very good." We are dedicated to full compliance with all aspects of the state regulatory process and will continue to focus our attention and efforts on obtaining all necessary authorizations for our Goliad Project.

We have also been recently informed that we have been named as a defendant in a claim filed in the United States District Court for the Eastern District of New York for $33,000 in legal fees in connection with our prior and amicable settlement of a short-swing profit matter under Section 16(b) of the United States Securities Exchange Act of 1934, as amended, by a non-management shareholder of the Company. The plaintiff acted as counsel for the shareholder. We believe that the legal fees sought are highly unreasonable for the work performed by the plaintiff and intend to vigorously defend against the claim.

As of the date of this Quarterly  Report,  no director,  officer or affiliate is
(i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

During the six months ended January 31, 2008, and through the date of this Quarterly Report, we engaged in a private placement offering under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placement, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

On December 12, 2007 we closed a private placement offering in the aggregate amount of 1,800,000 units (the "Unit(s)") at a subscription price of $3.75 per Unit. Each Unit is comprised of one share of our restricted common stock and one non-transferable common share purchase warrant (the "Warrant"), with each such resulting Warrant entitling the holder thereof to purchase an additional share of our restricted common stock (the "Warrant Share") for the period commencing upon the date of issuance of the Units and ending on the day which twelve months from the date of issuance of the Units at an exercise price of $4.25 per Warrant Share. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

EPOCH FINANCIAL GROUP, INC.

On February 1, 2007 the Company entered into the Epoch Financial Consulting Agreement. In accordance with the terms and provisions of the Epoch Financial Consulting Agreement, on November 6, 2007 we issued 10,000 shares of our restricted common stock and on January 24, 2008 we issued an additional 7,500 shares of our restricted common stock.

SHARE PURCHASE WARRANTS

During the six months ended January 31, 2008 and through the date of this Quarterly Report, we issued an aggregate of 48,235 shares of our common stock pursuant to the exercise of 48,235 stock purchase warrants for net proceeds of $137,755.

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

During the six months ended January 31, 2008 and through the date of this Quarterly Report, we issued an aggregate of 330,000 restricted shares of our common stock pursuant to the exercise of 330,000 stock options for net proceeds of $206,667.

During the six months ended January 31, 2008 and through the date of this Quarterly Report, we granted an aggregate amount of 760,000 stock options to certain officers, directors, employees and consultants. Of the 760,000 stock options granted, 660,000 have an exercise price of $3.80 per share and a 10 year expiry period, and 100,000 have an exercise price of $2.45 and a 10 year expiry period.

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


URANIUM ENERGY CORP.


/s/ "AMIR ADNANI"
_____________________________________________________
     Amir Adnani
     President, Chief Executive Officer and Principal
     Executive Officer
     Date:  March 13, 2008