Form 10KSB/A
period 2007-07-31
URANIUM ENERGY CORP
filed 2008-06-09
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 3

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

EXPLANATORY NOTE

This Form 10-KSB/A Amendment No. 3 of Uranium Energy Corp. (the "Company") amends the Company's Form 10-KSB for the period ended July 31, 2007 filed with the Securities and Exchange Commission ("SEC") on October 29, 2007, as amended by Form 10-KSB/A filed February 8, 2008 and by Form 10-KSB/A filed February 29, 2008. This Form 10-KSB/A is being filed to include the Company's restated audited financial statements for the period ended July 31, 2007 and December 31, 2006, and to disclose Management's Consideration of the Restatement and the resulting conclusions regarding internal controls over financial reporting.

At each reporting period we performed an impairment analysis of any capitalized acquisition costs of our mineral properties. As none of our properties contained proven and probable reserves that were independently quantified and valued, management assessed that future cash flows could not be determined and, accordingly, we wrote down the carrying value of the capitalized acquisition costs of our mineral properties as of the end of each reporting period. The capitalized costs of mineral rights and properties were acquisition costs that were accounted for as tangible assets pursuant to EITF 04-02, Whether Mineral Rights are Tangible or Intangible Assets. The capitalized costs of databases were acquisition costs that were accounted for as intangible assets. The allocation to tangible assets as a result of the acquisition included economic value beyond the acquired assets proven and probable reserves. In carrying out our subsequent impairment tests, we did not consider data beyond proven and probable reserves and did not consider the information and data used in determining the initial capitalization of acquisition costs. Pursuant to EITF 04-03, Mining Assets: Impairment and Business Combinations, we have reconsidered our impairment analysis and have now included the cash flows associated with value beyond proven and probable reserves in estimating future cash flows (both undiscounted and discounted) used for determining whether mining assets were impaired under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have re-evaluated the impairment analysis performed at each respective period using all historical information including value beyond proven and probable reserves and have determined the capitalized costs of mineral properties should not have been written off.

Additionally, in reviewing the database related transactions we identified the following errors: (i) cash and stock based expenditures which were initially capitalized with other acquisition costs were not capital in nature and should have been charged to mineral property expenditures, (ii) cash and stock based proceeds from the sale of a portion of one of our database acquisitions was initially recorded as a reduction of capitalized costs and should have been recognized as an asset sale transaction, and (iii) depreciation was not recorded on capitalized database acquisitions. Accordingly, the financial statements have been restated to correct for the errors outlined above.

For the convenience of the reader, this Form 10-KSB/A Amendment No. 3 sets forth the entire Form 10-KSB, as amended by the Company's Form 10-KSB/A, which was originally prepared and filed with the SEC but reflects amendments only to those items affected by the matters described above. It does not update other disclosures presented in the originally filed Form 10-KSB, as amended. Accordingly, this Form 10-KSB/A Amendment No. 3 does not reflect any events subsequent to the date of the originally filed Form 10-KSB (other than the amendments set out in the Form 10-KSB/A). The amendments described above are reflected in certain disclosures within Item 6, Management's Discussion and Analysis, Item 7, Financial Statements including Note 13 Subsequent Events, and Item 8A, Controls and Procedures.

__________

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. As of July 31, 2007 (as restated), we had an accumulated deficit of $21,163,764 and had incurred losses of approximately $8,044,743 during the seven months ended July 31, 2007 (as restated). Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

As of the date of this Annual Report, we have 37,612,088 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 3,653,583 shares, 5,091,000 shares, and 8,160,000 shares of our common stock pursuant to three separate SB-2 registration statements declared effective on December 5, 2005, October 20, 2006, and June 15, 2007, respectively. As a result of these registration statements, an aggregate of 16,904,583 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding (a))
Equity Compensation Plans Approved by Security Holders (2006 Stock Incentive Plan)	3,832,500	$1.44	1,760,000
Equity Compensation Plans Not Approved by Security Holders (*)	4,009,998	$2.66	Nil

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

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Explanatory Note

We are amending our Annual Report for the seven months ended July 31, 2007 filed with the Securities and Exchange Commission ("SEC") on October 29, 2007, as amended by Form 10-KSB/A filed February 8, 2008 and by Form 10-KSB/A filed February 29, 2008. The amendment is a result of restating our audited financial statements for the period ended July 31, 2007 and December 31, 2006. We have not amended and do not intend to amend any of our previously filed Annual Reports or quarterly reports for the periods affected by the restatement other than this Annual Report. Accordingly, our previously issued financial statements, press releases and similar communications affected by the restatement and any related reports of our independent auditors should not be relied upon, in so far as they relate to the periods and items that are the subject matter of the restatement.

At each reporting period we performed an impairment analysis of any capitalized acquisition costs of our mineral properties. As none of our properties contained proven and probable reserves that were independently quantified and valued, management assessed that future cash flows could not be determined and, accordingly, we wrote down the carrying value of the capitalized acquisition costs of our mineral properties as of the end of each reporting period. The capitalized costs of mineral rights and properties were acquisition costs that were accounted for as tangible assets pursuant to EITF 04-02, Whether Mineral Rights are Tangible or Intangible Assets. The capitalized costs of databases were acquisition costs that were accounted for as intangible assets. The allocation to tangible assets as a result of the acquisition included economic value beyond the acquired assets proven and probable reserves. In carrying out our subsequent impairment tests, we did not consider data beyond proven and probable reserves and did not consider the information and data used in determining the initial capitalization of acquisition costs. Pursuant to EITF 04-03, Mining Assets: Impairment and Business Combinations, we have reconsidered our impairment analysis and have now included the cash flows associated with value beyond proven and probable reserves in estimating future cash flows (both undiscounted and discounted) used for determining whether mining assets were impaired under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have re-evaluated the impairment analysis performed at each respective period using all historical information including value beyond proven and probable reserves and have determined the capitalized costs of mineral properties should not have been written off.

Additionally, in reviewing the database related transactions we identified the following errors: (i) cash and stock based expenditures of $171,250 ($138,750 during the fiscal year ended December 31, 2006 and $32,500 during the seven months ended July 31, 2007) which were initially capitalized with other acquisition costs were not capital in nature and should have been charged to mineral property expenditures, (ii) cash and stock based proceeds of $385,040 ($150,000 cash and $235,040 stock based) from the sale of a portion of one of our database acquisitions was initially recorded as a reduction of capitalized costs and should have been recognized as an asset sale transaction with a resulting gain of $363,757, and (iii) depreciation of $71,713 ($37,135 during the fiscal year year ended December 31, 2006 and $34,578 during the seven months ended July 31, 2007) was not recorded on capitalized database acquisitions. Accordingly, the financial statements have been restated to correct for the errors outlined above.

As a result of the restatement, our net loss for the seven months ended July 31, 2007 and year ended December 31, 2006 decreased by $8,148,632 and $3,210,183 respectively.

As described in further detail on page 85, "Management's Consideration of the Restatement", management has reconsidered its original conclusions on the effectiveness of internal controls over financial reporting as at July 31, 2007 and has concluded that with the re-evaluation of the impairment analysis performed at each respective period and the correction for errors in recording database related transactions, there was a material weakness in its internal control over financial reporting as of July 31, 2007. Management has also concluded that our disclosure controls and procedures were not effective as of July 31, 2007.

We have had in place, since fiscal 2007, an effective asset impairment control to, among other things, detect, value and record indications of impairment that could result in the carrying value of an asset not being recoverable. Additionally, since fiscal 2007 we have had in place effective capital asset transaction controls to, among other things, detect, value and record capital asset acquisitions, disposals and depreciation. Between the filing of the Original Annual Report and the Amended Report, we made improvements to our controls to detect, value and record indications of impairment on long-lived assets as well as controls relating to our capital asset transactions. As a component of our improvements, management has instituted a policy in order to mitigate such future occurrences, whereby we will seek third party independent professional advice when faced with complex accounting issues or where interpretation of policies or regulations is required or warranted.

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

SEVEN MONTHS ENDED JULY 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006

We are an exploration stage company and net production revenues during the seven months ended July 31, 2007, and fiscal year ended December 31, 2006, were $Nil. Our restated net loss for the seven months ended July 31, 2007, was $8,044,743 compared to a restated net loss of $11,608,135 during fiscal year ended December 31, 2006.

Operating expenses incurred during the seven months ended July 31, 2007 (as restated), decreased to $8,571,200 from $12,078,099 incurred during the fiscal year ended December 31, 2006 (as restated). The decrease is primarily due to reduced consulting fees including stock based consulting charges, which is partially offset by the expansion of current operations and the corresponding change in exploration costs associated with the development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

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

c)           Depreciation increased to $84,140 during the seven months ended July 31, 2007 (as restated), from $56,872 during the fiscal year ended December 31, 2006 (as restated), due to significant investments in property and equipment during the current fiscal period and the last half of the prior fiscal year;

d)           General and administrative costs decreased to $2,246,054 during the seven months ended July 31, 2007, from $2,496,900 during the fiscal year ended December 31, 2006, due to the expansion in operations and personnel during the current fiscal period which is offset by the shorter reporting period;

e)           Impairment loss on mineral properties increased to $51,390 during the seven months ended July 31, 2007 (as restated), from $Nil during the fiscal year ended December 31, 2006 (as restated). In the current period, acquisition costs for our Jebsen AB project were written down to $Nil following unfavorable results from the exploration program;

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

i)           Mineral property expenditures increased to $2,485,501 during the seven months ended July 31, 2007 (as restated), from $1,832,662 during the fiscal year ended December 31, 2006 (as restated), due to the expansion of exploration activities over the prior period, where exploration was carried out primarily in the later stages of the year;

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

Of the $8,571,200 incurred as operating expenses during the seven months ended July 31, 2007 (as restated), an aggregate of $302,697 was incurred payable to certain officers and directors in management and consulting fees. Of the $302,697: (i) we incurred to our President and Chief Executive Officer an aggregate of $88,750 in connection with performance of managerial, administrative and business development services; (ii) we incurred to our Chief Operating Officer an aggregate of $93,750 in connection with performance of managerial and operational services; and (iii) we incurred to our Chief Financial Officer an aggregate of $51,707 in connection with performance of administrative and financial services. As of the date of this Annual Report there were no amounts due and owing to our directors and officers. We also paid $20,745 in consulting fees and $11,980 in media and website development and hosting fees to private companies controlled by direct family members of two directors. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions and Director Independence."

Interest and other income increased to $331,286 during the seven months ended July 31, 2007, from $106,207 during the fiscal year ended December 31, 2006, due to significantly higher cash balances maintained throughout the current period. During the fiscal year ended December 31, 2006 (as restated), we recorded a $363,757 gain on the sale of the Cadena database.

Deferred tax benefit increased to $195,171 during the seven months ended July 31, 2007 from $Nil during the fiscal year ended December 31, 2006. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the seven months ended July 31, 2007 (as restated), was $8,044,743 or ($0.22) per share, compared to a net loss of $11,608,135 or ($0.44) per share during the fiscal year ended December 31, 2006 (as restated). The weighted average number of shares outstanding was 36,389,384 for the seven months ended July 31, 2007, compared to 26,342,512 for the fiscal year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

SEVEN MONTHS ENDED JULY 31, 2007

At July 31, 2007, we had $9,083,453 in cash and cash equivalents. Generally, we have financed operations to date through the proceeds of private placements in addition to stock option and warrant exercises.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the seven months ended July 31, 2007 (as restated), net cash flows used in operating activities was $5,328,362, compared to $5,603,482 for the fiscal year ended December 31, 2006 (as restated). The current period balance consisting primarily of the restated net loss of $8,044,743 adjusted by $2,714,771 to eliminate non-cash stock compensation expense.

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

CASH FLOWS FROM INVESTING ACTIVITIES

For the seven months ended July 31, 2007 (as restated), our net cash flows used in investing activities was $2,882,481, compared to $835,050 for the fiscal year ended December 31, 2006 (as restated). Investing activities consisted primarily of the acquisition of mineral rights and properties, including approximately $1,500,000 for our share of Cibola Resources and approximately $700,000 for the Holley acquisition.

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

GOING CONCERN

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at July 31, 2007 (as restated), we have working capital of $9,593,650 and a restated accumulated deficit of $21,163,764 (December 31, 2006 (as restated) - $13,119,021). Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options for net proceeds of $24,805,196 from the issuance of shares of the our common stock.

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

DATABASES

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property data bases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method.

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
(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2007

Report of independent registered public accounting firms

Balance sheets

Statements of operations

Statements of stockholders' equity

Statements of cash flows

Notes to financial statements

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders of
Uranium Energy Corp.
(an exploration stage enterprise)

We have audited the accompanying balance sheet of Uranium Energy Corp. (the "Company"), an exploration stage enterprise as of July 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the period then ended, and for the period May 16, 2003 (inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2006, and for the period May 16, 2003 (inception) through December 31, 2006, were audited by other auditors whose report dated February 26, 2007 expressed an unqualified opinion on those statements prior to restatement. The financial statements for the period May 16, 2003 (inception) through December 31, 2006 include total net loss of $16,969,779 prior to restatement. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period May 16, 2003 (inception) through July 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006 prior to restatement, is based solely on the report of other auditors.

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

The financial statements for the year ended December 31, 2006, prior to the restatements for the items as described in Note 14, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 26, 2007. We have audited the adjustments described in Note 14 that were applied to restate the 2006 financial statements and in our opinion, such adjustments, in all material respects, are appropriate and have been properly applied.

Vancouver, Canada,
September 28, 2007 (except for Note 5, 9, 12, 13 and 14,
which are as of June 2, 2008)                                        Chartered Accountants

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

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

February 26, 2007
Vancouver, Canada

URANIUM ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31, 2007	December 31, 2006
	(As Restated, see Note 14)	(As Restated, see Note 14)

CURRENT ASSETS
Cash and cash equivalents	$9,083,453	$13,581,377
Restricted cash (Note 3)	4,500	136,458
Available-for-sale securities (Note 4)	717,198	235,040
Accounts and interest receivable	4,415	20,020
Prepaid expenses and deposits	163,240	19,796
	9,972,806	13,992,691

MINERAL RIGHTS AND PROPERTIES (Note 5)	11,463,208	3,609,997
DATABASES (Note 5)	536,183	240,761
PROPERTY AND EQUIPMENT (Note 6)	553,530	205,004
	$22,525,727	$18,048,453

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$379,157	$306,462
Due to related parties (Note 7)	-	225,581
	379,157	532,043

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Common stock $0.001 par value: 750,000,000 shares authorized
37,612,088 shares issued and outstanding
(December 31, 2006 - 34,371,088)	37,612	34,371
Additional paid-in capital	42,950,985	30,597,518
Common share and warrant proceeds	34,750	250,000
Deferred compensation	-	(246,458)
Deficit accumulated during the exploration stage	(21,163,764)	(13,119,021)
Accumulated other comprehensive income	286,987	-
	22,146,570	17,516,410
	$22,525,727	$18,048,453

COMMITMENTS (Notes 5, 6 and 10)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Seven Months Ended July 31, 2007 (As Restated, see Note 14)	Year Ended December 31, 2006 (As Restated, see Note 14)	For the Period from May 16, 2003 (inception) to July 31, 2007 (As Restated, see Note 14)

EXPENSES
Consulting fees	$253,026	$708,555	$961,581
Consulting fees - stock based (Note 8)	704,058	4,665,967	6,054,033
Depreciation and amortization	84,140	56,872	141,012
General and administrative	2,246,054	2,496,900	4,893,227
Impairment loss on mineral properties (Note 5)	51,390	-	55,640
Interest and finance charges (Note 8)	116,396	-	116,396
Management fees	302,697	647,248	1,123,406
Management fees - stock based (Note 8)	1,774,500	923,253	2,697,753
Mineral property expenditures (Note 5)	2,485,501	1,832,662	4,707,017
Professional fees	317,225	315,564	742,829
Wages and benefits - stock based (Note 8)	236,213	431,078	667,291
	8,571,200	12,078,099	22,160,185
LOSS BEFORE OTHER ITEMS	(8,571,200)	(12,078,099)	(22,160,185)
OTHER ITEMS
Gain on sale of assets	-	363,757	363,757
Interest income	319,824	76,494	396,318
Other income	11,462	29,713	41,175
	331,286	469,964	801,250
LOSS BEFORE INCOME TAXES	(8,239,914)	(11,608,135)	(21,358,935)
INCOME TAXES
Deferred income tax benefit	195,171	-	195,171
NET LOSS FOR THE PERIOD	(8,044,743)	(11,608,135)	(21,163,764)
OTHER COMPREHENSIVE INCOME (NET OF INCOME TAXES)	286,987	-	286,987
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(7,757,756)	$(11,608,135)	$(20,876,777)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.22)	$(0.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	36,389,384	26,342,512

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
From May 16, 2003 (Inception) to July 31, 2007
	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, May 16, 2003	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	-	-	(24,133)	-	(24,133)
Balance, December 31, 2003	-	-	-	-	-	(24,133)	-	(24,133)

Common stock
Issued for cash at $0.0013 per share	11,550,000	7,700	7,700	-	-	-	-	15,400
Issued for cash at $0.20 per share	2,413,936	1,610	481,186	-	-	-	-	482,796
Issued on the conversion of debenture
at $0.0013 per share	2,250,000	1,500	1,500	-	-	-	-	3,000
Issued on the conversion of debenture
at $0.20 per share	35,000	23	6,977	-	-	-	-	7,000
Issued on settlement of debts	79,647	53	15,876	-	-	-	-	15,929

Net loss for the year	-	-	-	-	-	(109,322)	-	(109,322)
Balance, December 31, 2004	16,328,583	10,886	513,239	-	-	(133,455)	-	390,670

Common stock
Issued for cash at $0.333 per share	1,357,500	905	451,595	-	-	-	-	452,500
Issued pursuant to mineral property
expenditures	825,000	550	274,450	-	-	-	-	275,000
Issued pursuant to service agreements	1,950,000	1,300	648,700	-	(650,000)	-	-	-

Stock based compensation	-	-	684,008	-	-	-	-	684,008

Reclassification for stock split	-	6,820	(6,820)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(1,377,431)	-	(1,377,431)
Balance, December 31, 2005	20,461,083	$20,461	$2,565,172	$ -	$(650,000)	$(1,510,886)	$ -	$424,747

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
From May 16, 2003 (Inception) to July 31, 2007
	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, December 31, 2005	20,461,083	$20,461	$2,565,172	$ -	$(650,000)	$(1,510,886)	$ -	$424,747

Common stock
Issued for cash at $1.00 per share	300,000	300	299,700	-	-	-	-	300,000
Issued for cash at $2.00 per share	2,525,000	2,525	5,047,475	-	-	-	-	5,050,000
Issued for cash at $2.50 per share	5,200,000	5,200	12,994,800	250,000	-	-	-	13,250,000
Issued on the exercise of options	3,137,505	3,137	1,622,563	-	-	-	-	1,625,700
Issued pursuant to mineral property
expenditures	1,518,750	1,519	2,592,231	-	-	-	-	2,593,750
Issued pursuant to service agreements
- consulting services	1,172,500	1,173	1,156,327	-	(246,458)	-	-	911,042
- property expenditures	56,250	56	138,694	-	-	-	-	138,750

Share issuance costs	-	-	(329,700)	-	-	-	-	(329,700)

Stock based compensation
- options issued for consulting services	-	-	2,130,149	-	-	-	-	2,130,149
- options issued for management fees	-	-	273,253	-	-	-	-	273,253
- options issued for property expenditures	-	-	57,250	-	-	-	-	57,250
- options issued for wages and benefits	-	-	431,078	-	-	-	-	431,078
- warrants issued for consulting services	-	-	1,618,526	-	-	-	-	1,618,526

Amortization of deferred compensation	-	-	-	-	650,000	-	-	650,000
Net loss for the year	-	-	-	-	-	(11,608,135)	-	(11,608,135)
Balance, December 31, 2006 (As Restated, see Note 14)	34,371,088	$34,371	$30,597,518	$250,000	$(246,458)	$(13,119,021)	$ -	$17,516,410

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
From May 16, 2003 (Inception) to July 31, 2007
	Common Stock		Additional	Subscriptions	Deferred	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Compensation	Deficit	Income	Equity

Balance, December 31, 2006	34,371,088	$34,371	$30,597,518	$250,000	$(246,458)	$(13,119,021)	$ -	$17,516,410

Common stock
Issued for cash at $2.50 per share	200,000	200	499,800	(250,000)	-	-	-	250,000
Issued on the exercise of options	995,000	995	744,004	-	-	-	-	744,999
Issued on the exercise of warrants	1,283,500	1,284	2,907,467	34,750	-	-	-	,943,501
Issued pursuant to mineral property
acquisitions	750,000	750	5,369,250	-	-	-	-	5,370,000
Issued pursuant to consulting service
agreements	12,500	12	74,713	-	-	-	-	74,725

Stock based compensation
- options issued for consulting services	-	-	382,875	-	-	-	-	382,875
- options issued for management fees	-	-	1,774,500	-	-	-	-	1,774,500
- options issued for property expenditures	-	-	248,250	-	-	-	-	248,250
- options issued wages and benefits	-	-	236,212	-	-	-	-	236,212

Warrants issued as penalties pursuant
to private placement agreements	-	-	116,396	-	-	-	-	116,396

Amortization of deferred compensation	-	-	-	-	246,458	-	-	246,458
Net loss for the period	-	-	-	-	-	(8,044,743)	-	(8,044,743)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	286,987	286,987
Balance, July 31, 2007 (As Restated, see Note 14)	37,612,088	$37,612	$42,950,985	$34,750	$ -	$(21,163,764)	$286,987	$22,146,570

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
	Seven Months Ended July 31, 2007 (As Restated, see Note 14)	Year Ended December 31, 2006 (As Restated, see Note 14)	For the Period From May 16, 2003 (inception) to July 31, 2007 (As Restated, see Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,044,743)	$(11,608,135)	$(21,163,764)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock based compensation	2,714,771	6,020,298	9,419,077
Stock based mineral property expenditures	-	138,750	138,750
Impairment loss on mineral properties	51,390	-	55,640
Non-cash interest and finance charges	116,396	-	116,396
Depreciation and amortization	84,140	56,872	141,012
Deferred income tax benefit	(195,171)	-	(195,171)
Gain on sale of assets	-	(363,757)	(363,757)
Changes in operating assets and liabilities:
Accounts and interest receivable	15,605	(20,020)	(4,415)
Prepaid expenses and deposits	(143,444)	(19,496)	(142,713)
Accounts payable and accrued liabilities	72,693	192,006	367,628
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,328,362)	(5,603,482)	(11,631,316)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	3,938,500	20,225,700	25,114,896
Convertible debenture proceeds	-	-	20,000
Share issuance costs	-	(329,700)	(329,700)
Advances from related parties	-	16,749	225,581
Repayments to related parties	(225,581)	-	(225,581)
NET CASH FLOWS FROM FINANCING ACTIVITIES	3,712,919	19,912,749	24,805,196
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights and properties	(2,534,601)	(548,852)	(3,311,349)
Acquisition of databases	(81,750)	(75,000)	(301,750)
Proceeds from sale of assets	-	150,000	150,000
Purchase of property and equipment	(398,088)	(224,740)	(622,828)
Restricted cash	131,958	(136,458)	(4,500)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,882,481)	(835,050)	(4,090,427)
(DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(4,497,924)	13,474,217	9,083,453
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	13,581,377	107,160	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,083,453	$13,581,377	$9,083,453

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	$90,564	$579,535	$90,564
Term deposits	8,992,889	13,001,842	8,992,889
	$9,083,453	$13,581,377	$9,083,453

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

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at July 31, 2007, the Company has working capital of $9,593,650 and an accumulated deficit of $21,163,764 (as restated, see Note 14). Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $24,805,196 from the issuance of shares of the Company's common stock.

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

Databases

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property data bases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method.

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

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

Property and Equipment

Property and equipment are recorded at cost and amortized using the straight-line method over estimated useful lives at the following rates:

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

As of July 31, 2007, a total of 54,996 gross acres (47,693 net mineral acres) of mineral properties have been staked or leased pursuant to option agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a cost of $3,311,348 plus $8,207,500 representing the fair value of non-cash compensation, for a cummulative cost of $11,518,848. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of July 31, 2007, total yearly recurring maintenance payments of $224,020 are required to maintain existing mineral leases.

Goliad Property

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

Acquisition costs for the Moore Option total $8,407,500 as of July 31, 2007 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $218,068 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,625,568 as of July 31, 2007.

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

The Company has reimbursed an aggregate of $1,470,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $117,729 in exploration costs on behalf of Cibola for a cumulative contribution of $1,578,729. As an exploration stage company, Cibola has no liabilities as of July 31, 2007 and accordingly, $1,470,000 in mineral rights and property acquisition costs in addition to $36,750 in database acquisition costs were capitalized, while other contributions of exploration costs have been charged to mineral property expenditures.

In December 2003, FASB issued FIN 46(R) "Consolidation of Variable Interest Entities" which requires investors to consolidate the financial information of investees in which they are the primary beneficiary. The Company is not the primary beneficiary in Cibola and accordingly, no consolidated financial information is required.

	July 31, 2007	December 31, 2006

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	$1,470,000	$ -
Goliad, Texas	8,625,568	3,145,549
Holley Option, Colorado, New Mexico & Utah	694,761	-

Other Property Acquisitions	728,519	468,698
	11,518,848	3,614,247
Write Down for Loss on Impairment	(55,640)	(4,250)

	$11,463,208	$3,609,997

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

Mineral property exploration costs on a regional basis are as follows:
	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2006 (inception) to July 31, 2007
Exploration Costs
Arizona	$ -	$13,528	$76,940
Colorado	13,504	6,500	51,025
Nevada	-	-	963
New Mexico	182,089	53,261	235,350
Texas	2,145,550	1,503,393	3,783,209
Utah	-	-	7,357
Wyoming	144,358	255,980	552,173
	$2,485,501	$1,832,662	$4,707,017

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

	July 31, 2007	December 31, 2006

Mineral Property Databases
Moore	$141,890	$141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	82,250
Halterman	166,500	-
Pierce	36,750	-
	604,140	274,140
Accumulated Amortization	(67,957)	(33,379)

	$536,183	$240,761

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

NOTE 6:          PROPERTY AND EQUIPMENT

	July 31, 2007	December 31, 2006

Property and Equipment
Computer Equipment	$98,897	$35,963
Exploration Equipment	126,951	60,690
Furniture and Fixtures	43,723	14,373
Leasehold Improvements	8,728	-
Vehicles	344,529	113,714
	622,828	224,740
Less: accumulated depreciation	(69,298)	(19,736)

	$553,530	$205,004

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

NOTE 7:          DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the seven months ended July 31, 2007, the Company had transactions with certain officers and directors of the Company as follows:

(g)         incurred $302,697 in management fees and recorded an additional $1,774,500 in stock based compensation expense (refer to Note 8);

(h)         incurred $20,745 in consulting fees paid to a company controlled by a direct family member of a current director;

(i)         incurred $11,980 in media and website development fees paid to a company controlled by a direct family member of a current officer;

(j)         paid management bonuses of $225,581 accrued in the prior fiscal year.

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

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

NOTE 9:          INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of July 31, 2007, the Company had net operating loss carry forwards of approximately $21,405,366 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Seven Months Ended	Year Ended
	July 31, 2007	December 31, 2006

Loss before income taxes	$(8,044,743)	$(11,608,135)
Corporate tax rate	40.48%	40.48%
Expected tax expense (recovery)	(3,256,512)	(4,698,973)

Increase (decrease) resulting from:
Permanent differences	715,623	264,757
True-up adjustment	103,653	-
Non-qualified stock options	(1,359,095)	(2,444,959)
Capitalized mineral property acquisition costs	(3,325,719)	(1,223,431)
Change in valuation allowance	6,926,879	8,102,606
From Operations	(195,171)	-
Unrecognized gain, other comprehensive income	195,171	-
Future income tax provision (recovery)	$ -	$ -

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

The Company's deferred tax assets are as follows:
	Seven Months Ended	Year Ended
	July 31, 2007	December 31, 2006

Deferred tax assets
Mineral property acquisitions	$4,782,209	$1,551,376
Exploration costs	1,398,264	747,711
Permitting fees and expenditures	87,655	-
Stock option expense	1,195,355	1,205,561
Depreciable property	7,230	1,784
Charitable donations	7,475	3,022
Loss carry forwards	8,588,468	5,435,152
	16,066,656	8,944,606
Valuation allowance	(15,871,485)	(8,944,606)
Net Deferred Tax Assets	195,171	-
Deferred tax liability, other comprehensive income	(195,171)	-
Net Deferred Income Tax Assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

July 31, 2023	$24,132
July 31, 2024	74,499
July 31, 2025	403,227
July 31, 2026	13,037,184
July 31, 2027	7,866,323
$21,405,366

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
	Seven Months Ended	Year Ended
	July 31, 2007	December 31, 2006

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NOTE 12:        CHANGE IN FISCAL YEAR

Comparative figures for seven months ended July 31, 2006 are outlined as follows:
	Amount Previously Disclosed for		As Adjusted for
	the Seven Months Ended July 31, 2006	Adjustments	the Seven Months Ended July 31, 2006

Revenue	$ -	$ -	$ -
Gross Profit	-	-	-
Loss Before Income Taxes	(7,991,544)	1,470,147	(6,521,397)
Income Taxes	-	-	-
Loss from Continuing Operations	(7,991,544)	1,470,147	(6,521,397)

Net Loss	$(7,991,544)	$1,470,147	$(6,521,397)

Basic and Diluted Loss per Share	$(0.33)	$0.06	$(0.27)

Weighted Average Number of Shares Outstanding, Basic and Diluted	24,501,731		24,501,731

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

NOTE 13:        SUBSEQUENT EVENTS

(k)        On August 10, 2007 Uranium One Inc. ("UOI"), a Canadian based public company listed on the Toronto Stock Exchange, completed an acquisition of all of the issued and outstanding shares of Energy Metals Corporation ("EMC"). As a result, 53,763 shares of EMC were exchanged on a 1.15:1 basis and the Company received 61,827 shares of UOI.

(l)        On September 15, 2007 the Company entered into a three month consulting services agreement valued at approximately €84,000 ($116,633 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, the Company paid a retainer of approximately €55,000 ($76,367 US), and will pay two additional installments of approximately €10,000 ($13,885 US) each 30 and 60 days from the date of the agreement respectively. Additionally, the Company will pay a service fee of approximately €3,000 ($4,165 US) per month during the three month term.

(m)        On September 25, 2007 the Company entered into an agreement to purchase a database consisting of drilling, mapping and logging reports covering uranium and associated metals prospects located primarily in New Mexicoa and Wyoming. Consideration for the asset purchase was $100,000, consisting of (i) a $50,000 cash payment upon acceptance (paid); and a final $50,000 installment prior to January 11, 2008 (paid).

(n)        On November 1, 2007 the Company entered into an asset purchase agreement for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008, and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full.

(o)        On November 13, 2007 the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of the Company's common stock over the 10 days immediately preceding the due date.

(p)        On December 12, 2007 the Company completed a private placement in the amount of 1,800,000 Units at a subscription price of $3.75 for gross proceeds to the Company of $6,750,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of one year from the date of issuance at an exercise price of $4.25 per share.

(q)        On February 13, 2008 the Company entered into an asset purchase agreement for mapping and database information for geographic areas throughout the US and international locations. Under the terms of the agreement, the Company paid total consideration of $500,000.

NOTE 14:        RESTATEMENT

Subsequent to the issuance of the Company's financial statements, the Company's Board of Directors, upon recommendation of management, concluded that the previously issued financial statements for the seven months ended July 31, 2007 should not be relied upon due to a re-evaluation of the accounting treatment relating to the Company's mineral rights and properties and databases acquisition costs, in addition to the identification of errors in recording database related transactions.

At each reporting period the Company performed an impairment analysis of any capitalized acquisition costs of its mineral properties. As none of its properties contained proven and probable reserves that were independently quantified and valued, management assessed that future cash flows could not be determined and, accordingly, the Company wrote down the carrying value of the capitalized acquisition costs of its mineral properties as of the end of each reporting period.

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

The capitalized costs of mineral rights and properties were acquisition costs that were accounted for as tangible assets pursuant to EITF 04-02, Whether Mineral Rights are Tangible or Intangible Assets. The allocation to tangible assets as a result of the acquisition included economic value beyond the acquired assets proven and probable reserves. The capitalized costs of databases were acquisition costs that were accounted for as intangible assets.

In carrying out its subsequent impairment tests, the Company did not consider data beyond proven and probable reserves and did not consider the information and data used in determining the initial capitalization of acquisition costs.

Pursuant to EITF 04-03, Mining Assets: Impairment and Business Combinations, the Company has reconsidered its impairment analysis and has now included the cash flows associated with value beyond proven and probable reserves in estimating future cash flows (both undiscounted and discounted) used for determining whether mining assets were impaired under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has re-evaluated the impairment analyses performed at each respective period using all historical information including value beyond proven and probable reserves and has determined the capitalized costs of mineral properties should not have been written off.

Additionally, in reviewing the database related transactions the Company identified the following errors: (i) cash and stock based expenditures of $171,250 ($138,750 during the fiscal year ended December 31, 2006 and $32,500 during the seven months ended July 31, 2007) which were initially capitalized with other acquisition costs were not capital in nature and should have been charged to mineral property expenditures, (ii) cash and stock based proceeds of $385,040 ($150,000 cash and $235,040 stock based) from the sale of a portion of one of the Company's database acquisitions was initially recorded as a reduction of capitalized costs and should have been recognized as an asset sale transaction with a resulting gain of $363,757, and (iii) depreciation of $71,713 ($37,135 during the fiscal year year ended December 31, 2006 and $34,578 during the seven months ended July 31, 2007) was not recorded on capitalized database acquisitions. Accordingly, the financial statements have been restated to correct for the errors outlined above.

As a result the financial statements have been restated to reflect certain capitalized acquisition costs and the correction of errors in recording database related transactions as follows:
	Amount Previously Reported for the Seven Months Ended		As Adjusted for the Seven Months Ended
	July 31, 2007	Adjustments	July 31, 2007

Balance Sheets
Mineral rights and properties	$ -	$11,463,208	$11,463,208
Databases	-	536,183	536,183
Deficit accumulated during the exploration stage
Opening balance	(16,969,779)	3,850,758	(13,119,021)
Net loss for the period	(16,193,375)	8,148,632	(8,044,743)
Closing balance	(33,163,154)	11,999,390	(21,163,764)

Statements of Operations
Depreciation and amortization	49,562	34,578	84,140
Impairment loss on mineral properties	8,267,100	(8,215,710)	51,390
Mineral property expenditures	2,453,001	32,500	2,485,501
Net loss for the period	(16,193,375)	8,148,632	(8,044,743)

Statements of Cash Flows
Net loss for the period	(16,193,375)	8,148,632	(8,044,743)
Impairment loss on mineral properties	8,267,100	(8,215,710)	51,390
Depreciation and amortization	49,562	34,578	84,140
Acquisition of mineral rights and properties	(2,648,850)	114,249	(2,534,601)
Acquisition of databases	-	(81,750)	(81,750)

URANIUM ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
July 31, 2007

	Amount Previously Reported for the Period from May 16, 2003 (inception) to		As Adjusted for the Period from May 16, 2003 (inception) to
	July 31, 2007	Adjustments	July 31, 2007

Statements of Operations
Depreciation and amortization	$69,299	$71,713	$141,012
Impairment loss on mineral properties	11,934,236	(11,878,596)	55,640
Mineral property expenditures	4,535,767	171,250	4,707,017
Gain on sale of assets	-	(363,757)	(363,757)
Net loss for the period	(33,163,154)	11,999,390	(21,163,764)

Statements of Cash Flows
Net loss for the period	(33,163,154)	11,999,390	(21,163,764)
Stock based mineral property expenditures	-	138,750	138,750
Impairment loss on mineral properties	11,934,236	(11,878,596)	55,640
Non-cash reduction of mineral property expenditures	(235,040)	235,040	-
Depreciation and amortization	69,299	71,713	141,012
Gain on sale of assets	-	(363,757)	(363,757)
Acquisition of mineral rights and properties	(3,260,557)	(50,792)	(3,311,349)
Acquisition of databases	-	(301,750)	(301,750)
Proceeds from sale of assets	-	150,000	150,000

	Amount Previously Reported for the Year Ended		As Adjusted for the Year Ended
	December 31, 2006	Adjustments	December 31, 2006

Balance Sheets
Mineral rights and properties	$ -	$3,609,997	$3,609,997
Databases	-	240,761	240,761
Deficit accumulated during the exploration stage
Opening balance	(2,151,461)	640,575	(1,510,886)
Net loss for the year	(14,818,318)	3,210,183	(11,608,135)
Closing balance	(16,969,779)	3,850,758	(13,119,021)

Statements of Operations
Depreciation and amortization	19,737	37,135	56,872
Impairment loss on mineral properties	3,022,311	(3,022,311)	-
Mineral property expenditures	1,693,912	138,750	1,832,662
Gain on sale of assets	-	(363,757)	(363,757)
Net loss for the year	(14,818,318)	3,210,183	(11,608,135)

Statements of Cash Flows
Net loss for the period	(14,818,318)	3,210,183	(11,608,135)
Stock based mineral property expenditures	-	138,750	138,750
Impairment loss on mineral properties	3,022,311	(3,022,311)	-
Non-cash reduction of mineral property expenditures	(235,040)	235,040	-
Depreciation and amortization	19,736	37,135	56,872
Gain on sale of assets	-	(363,757)	(363,757)
Acquisition of mineral rights and properties	(238,811)	(310,041)	(548,852)
Acquisition of databases		(75,000)	(75,000)
Proceeds from sale of assets	-	150,000	150,000

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

ITEM 8A.           CONTROLS AND PROCEDURES

Management's Consideration of the Restatement

Prior to filing this Amended Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, reconsidered their conclusions regarding the effectiveness of disclosure controls and procedures and our internal controls over financial reporting as at July 31, 2007 in light of and giving consideration to the facts and circumstances of the restatement.

In assessing whether our disclosure controls and procedures and our internal controls over financial reporting were effective as of July 31, 2007 management considered the impact of the restatement to our audited financial statements for the fiscal period ended July 31, 2007 and December 31, 2006 as outlined in Note 14, as well as our control environment.

Management has concluded that the re-evaluation of the impairment analysis performed at the end of each respective period and the correction for errors in recording database related transactions represents a material weakness in our internal control over financial reporting as of July 31, 2007. Accordingly, our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of July 31, 2007.

We have had in place, since fiscal 2007, an effective asset impairment control to, among other things, detect, value and record indications of impairment that could result in the carrying value of an asset not being recoverable. Additionally, since fiscal 2007, we have had in place effective capital asset transaction controls to, among other things, detect, value and record capital asset acquisitions, disposals and depreciation. Between the filing of the Original Annual Report and the Amended Report, we made improvements to our controls to detect, value and record indications of impairment on long-lived assets as well as controls relating to our capital asset transactions. As a component of our improvements, management has instituted a policy in order to mitigate such future occurrences, whereby we will seek third party independent professional advice when faced with complex accounting issues or where interpretation of policies or regulations is required or warranted.

Financial Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon the results of that evaluation as well as the consideration of the restatement, our Chief Executive Officer and Chief Financial Officer have concluded that, as at July 31, 2007 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file is recorded, processed, summarized and reported within the appropriate time periods and forms.

Management believes that it has remediated the deficiency in our disclosure controls and procedures related to the detection, valuation and recording of impairments in our long-lived assets as well as our controls and procedures relating to our capital asset transactions.

Internal Control Over Financial Reporting

Our management, under the supervision of our Audit Committee and our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our controls include policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and our receipts and expenditures are made only in accordance with authorizations of management and our directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the annual financial statements or interim financial statements.

As noted above, management has concluded that a deficiency existed with respect to the detection, valuation and recording of impairments in our long-lived assets in periods ended July 31, 2007 and December 31, 2006 and that this deficiency constituted a material weakness in our internal controls as at July 31, 2007. Additionally, management has concluded that a deficiency existed with respect to the detection, valuation and recording of capital asset transactions in periods ended July 31, 2007 and December 31, 2006 and that this deficiency constituted a material weakness in our internal controls as at July 31, 2007. As a result of these material weakness, management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of July 31, 2007.

We have had in place, since fiscal 2007, an effective asset impairment control to, among other things, detect, value and record indications of impairment that could result in the carrying value of an asset not being recoverable. Additionally, since fiscal 2007, we have had in place effective capital asset transaction controls to, among other things, detect, value and record capital asset acquisitions, disposals and depreciation. Between the filing of the Original Annual Report and the Amended Report, we made improvements to our controls to detect, value and record the impairment of our long-lived assets as well as controls relating to our capital asset transactions.

Limitations of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Amounts owing to related parties are unsecured, non-interest bearing and without specific terms of repayment.

ITEM 13.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Audit Committee Charter(1)
3.4	Ethics Charter(1)
4.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
4.2	Mineral Asset Option Agreement(3)
4.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
4.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
4.5	Harry A. Moore Trust Agreement(5)
4.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
4.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
4.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)

Exhibit Number	Description of Exhibit
4.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
4.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani(6) as amended by letter agreement(14)
4.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
4.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis(7)
4.13	Mineral Assets Letter Option Agreement between Uranium Energy Corp., Fred Holley, Marty Holley and Betty Holley(8)
4.14	Cibola Resources LLC Members and Operating Agreements between Uranium Energy Corp. and Neutron Energy, Inc.(9)
4.15	Obara Builders Executive Services Agreement between Uranium Energy Corp. and Obara Builders Ltd.(10)
10.1	2005 Stock Option Plan of Uranium Energy Corp.(11)
10.2	Amended 2005 Stock Option Plan (12)
10.3	2006 Stock Incentive Plan of Uranium Energy Corp.(13)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(14)  Filed herewith.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

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
             Date: June 9, 2008.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Amir Adnani
             Amir Adnani
             President, Chief Executive Officer and a director
             Date: June 9, 2008.

By:       /s/ Pat Obara
             Pat Obara
             Secretary, Treasurer and Chief Financial Officer
             Date: June 9, 2008.

By:       /s/ Alan P. Lindsay
             Alan P. Lindsay
             Chairman and a director
             Date: June 9, 2008.

By:       /s/ Harry L. Anthony
             Harry L. Anthony
             Chief Operating Officer and a director
             Date: June 9, 2008.

By:       /s/ Ivan Obolensky
             Ivan Obolensky
             A director
             Date: June 9, 2008.

By:        /s/ Erik Essiger
             Erik Essiger
             A director
             Date: June 9, 2008.

By:       /s/ Vincent Della Volpe
             Vincent Della Volpe
             A director
             Date: June 9, 2008.

__________