Form 10QSB/A
period 2007-10-31
URANIUM ENERGY CORP
filed 2008-06-09
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

[X]         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2007

[ ]          Transition Report Under Section13 OR 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 333-127185

URANIUM ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Suite 230, 9801 Anderson Mill Road Austin, Texas	78750

(Address of Principal Executive Offices)	(Zip Code)

(512) 828-6980
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

EXPLANATORY NOTE

This Form 10-QSB/A Amendment No. 1 of Uranium Energy Corp. (the "Company") amends the Company's Form 10-QSB for the period ended October 31, 2007 filed with the Securities and Exchange Commission ("SEC") on December 12, 2007. This Form 10-QSB/A is being filed to include the Company's restated interim financial statements for the period ended October 31, 2007, and to disclose Management's Consideration of the Restatement and the resulting conclusions regarding internal controls over financial reporting.

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

For the convenience of the reader, this Form 10-QSB/A Amendment No. 1 sets forth the entire Form 10-QSB, as amended by the Company's Form 10-QSB/A, which was originally prepared and filed with the SEC but reflects amendments only to those items affected by the matters described above. It does not update other disclosures presented in the originally filed Form 10-QSB, as amended. Accordingly, this Form 10-QSB/A Amendment No. 1 does not reflect any events subsequent to the date of the originally filed Form 10-QSB (other than the amendments set out in the Form 10-QSB/A). The amendments described above are reflected in certain Part I disclosures within Item 1, Financial Statements, Item 2, Management's Discussion and Analysis, and Item 3, Controls and Procedures.

__________

URANIUM ENERGY CORP.

__________

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS (Note 1)
(Unaudited)
	October 31, 2007	July 31, 2007
	(As Restated, see Note 13)	(As Restated, see Note 13)

CURRENT ASSETS
Cash and cash equivalents	$4,425,146	$9,083,453
Restricted cash (Note 3)	140,958	4,500
Available-for-sale securities (Note 4)	648,576	717,198
Accounts and interest receivable	1,347	4,415
Prepaid expenses and deposits	233,725	163,240
	5,449,752	9,972,806

MINERAL RIGHTS AND PROPERTIES (Note 5)	12,528,899	11,463,208
DATABASES (Note 5)	555,976	536,183
PROPERTY AND EQUIPMENT (Note 6)	759,408	553,530

	$19,294,035	$22,525,727

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$529,055	$379,157

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Common stock $0.001 par value: 750,000,000 shares authorized
37,725,988 shares issued and outstanding
(July 31, 2007 - 37,612,088)	37,726	37,612
Additional paid-in capital	43,412,232	42,950,985
Common share and warrant proceeds	-	34,750
Deficit accumulated during the exploration stage	(24,931,121)	(21,163,764)
Accumulated other comprehensive income	246,143	286,987
	18,764,980	22,146,570

	$19,294,035	$22,525,727

COMMITMENTS (Notes 5, 6 and 10)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
	Three months Ended October 31, 2007 (As Restated, see Note 13)	Three months Ended October 31, 2006 (As Restated, see Note 13)	For the Period from May 16, 2003 (inception) to October 31, 2007 (As Restated, see Note 13)

EXPENSES
Consulting fees	$154,889	$34,864	$1,116,470
Consulting fees - stock based (Note 8)	104,954	828,884	6,158,987
Depreciation	69,943	16,533	210,955
General and administrative	1,147,993	809,797	6,041,220
Impairment loss on mineral Properties (Note 5)	-	-	55,640
Interest and finance charges	-	-	116,396
Management fees	143,698	82,650	1,267,104
Management fees - stock based (Note 8)	-	162,500	2,697,753
Mineral property expenditures (Note 5)	1,848,733	754,782	6,555,750
Professional fees	120,133	74,506	862,962
Wages and benefits - stock based (Note 8)	227,632	-	894,923
	3,817,975	2,764,516	25,978,160
LOSS BEFORE OTHER ITEMS	(3,817,975)	(2,764,516)	(25,978,160)
OTHER ITEMS
Gain on sale of assets	-	363,757	363,757
Interest income	78,396	29,725	474,714
Other income	-	9,693	41,175
LOSS BEFORE INCOME TAXES	(3,739,579)	(2,361,341)	(25,098,514)
INCOME TAXES
Deferred income tax (expense) benefit	(27,778)	-	167,393
NET LOSS FOR THE PERIOD	(3,767,357)	(2,361,341)	(24,931,121)
OTHER COMPREHENSIVE INCOME (NET OF INCOME TAXES)	(40,844)	-	246,143
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(3,808,201)	$(2,361,341)	$(24,684,978)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	37,618,731	28,312,718

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Deficit	Income	Equity

Balance, July 31, 2007	37,612,088	$37,612	$42,950,985	$34,750	$(21,163,764)	$286,987	$22,146,570

Common stock
Issued on the exercise of options	100,000	100	129,900	-	-	-	130,000
Issued on the exercise of warrants	13,900	14	34,736	(34,750)	-	-	-

Prior period option grants	-	-	296,611	-	-	-	296,611

Net loss for the period	-	-	-	-	(3,767,357)	-	(3,767,357)
Unrealized gain on available-for-sale securities	-	-	-	-	-	(40,844)	(40,844)

Balance, October 31, 2007 (As Restated, see Note 13)	37,725,988	$37,726	$43,412,232	$ -	$(24,931,121)	$246,143	$18,764,980

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended October 31, 2007 (As Restated, see Note 13)	Three months Ended October 31, 2006 As Restated, see Note 13)	For the Period From May 16, 2003 (inception) to October 31, 2007 (As Restated, see Note 13)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,767,357)	$(2,361,341)	$(24,931,341)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	332,586	991,384	9,751,663
Stock based mineral property expenditures	-	48,750	138,750
Impairment loss on mineral properties	-	-	55,640
Non-cash interest and finance charges	-	-	116,396
Depreciation and amortization	69,944	16,533	210,956
Deferred income tax expense (benefit)	27,778	-	(167,393)
Gain on sale of assets	-	(363,757)	(363,757)
Changes in operating assets and liabilities:
Accounts and interest receivable	3,068	(5,898)	(1,347)
Prepaid expenses and deposits	(70,485)	(138)	(213,198)
Accounts payable and accrued liabilities	113,923	236,787	481,552
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,290,543)	(1,437,680)	(14,921,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	130,000	38,333	25,244,896
Convertible debenture proceeds	-	-	20,000
Share issuance costs	-	-	(329,700)
NET CASH FLOWS FROM FINANCING ACTIVITIES	130,000	38,333	24,935,196
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights and properties	(1,065,691)	(235,366)	(4,377,040)
Acquisition of databases	(50,000)	-	(351,750)
Proceeds from sale of assets	-	150,000	150,000
Purchase of property and equipment	(245,615)	(109,519)	(868,443)
Restricted cash	(136,458)	(136,276)	(140,958)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,497,764)	(331,161)	(5,588,191)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,658,307)	(1,730,508)	4,425,146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,083,453	3,597,009	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,425,146	$1,866,501	$4,425,146

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	$281,839	$264,406	$281,839
Term deposits	4,143,307	1,602,095	4,143,307
	$4,425,146	$1,866,501	$4,425,146
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

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at October 31, 2007, the Company has working capital of $4,920,696 and an accumulated deficit of $24,931,121 (as restated, see Note 13). Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $24,935,196 from the issuance of shares of the Company's common stock.

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

As of October 31, 2007, a total of 58,901 gross acres (51,206 net mineral acres) of mineral properties have been staked or leased pursuant to option agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a cost of $4,377,039, plus $8,207,500 representing the fair value of non-cash compensation, for a cumulative cost of $12,584,539. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of October 31, 2007, total yearly recurring maintenance payments of $247,035 are required to maintain existing mineral leases.

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

Acquisition costs for the Moore Option total $8,407,500 as of October 31, 2007 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $253,561 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,661,061 as of October 31, 2007.

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

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire. Additionally, the Company has incurred $6,568 in other mineral right and property acquisition charges related to the Holley Option, for a cumulative cost of $701,329 as of October 31, 2007.

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

The Company has reimbursed an aggregate of $1,470,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $119,137 in exploration costs on behalf of Cibola for a cumulative contribution of $2,569,137. As an exploration stage company, Cibola has no liabilities as of October 31, 2007 and accordingly, $2,450,000 in mineral right and property acquisition costs in addition to $36,750 in database acquisition costs have been capitalized, while other contributions of exploration costs have been charged to mineral property expenditures.

In December 2003, FASB issued FIN 46(R) "Consolidation of Variable Interest Entities" which requires investors to consolidate the financial information of investees in which they are the primary beneficiary. The Company is not the primary beneficiary in Cibola and accordingly, no consolidated financial information is required.

	October 31, 2007	July 31, 2007

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	2,450,000	1,470,000
Goliad, Texas	8,661,061	8,625,568
Holley Option, Colorado, New Mexico and Utah	701,329	694,761

Other Property Acquisitions	772,149	728,519
	12,584,539	11,518,848
Write Down for Loss on Impairment	(55,640)	(55,640)

	$12,528,899	$11,463,208

Mineral property exploration costs on a regional basis are as follows:
	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006	For the Period From May 16, 2006 (inception) to October 31, 2007

Exploration Costs
Arizona	$14,102	$28	$91,042
Colorado	48,557	-	99,582
Nevada	-	-	963
New Mexico	124,230	2,742	359,580
Texas	1,393,437	568,922	5,176,646
Utah	6,791	-	14,148
Wyoming	261,616	183,090	813,789
	$1,848,733	$754,782	$6,555,750

Historical Mining Databases

	October 31, 2007	July 31, 2007

Mineral Property Databases
Moore	141,890	141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	209,000
Halterman	166,500	166,500
Peirce	36,750	36,750
Jebsen	50,000	-
	654,140	604,140
Write Down for Loss on Impairment	(98,164)	(67,957)

	$555,976	$536,183

NOTE 6:            PROPERTY AND EQUIPMENT

	October 31, 2007	July 31, 2007

Property and Equipment
Computer Equipment	$135,288	$98,897
Exploration Equipment	130,148	126,951
Furniture and Fixtures	47,755	43,723
Land	115,644	-
Leasehold Improvements	8,728	8,728
Vehicles	430,879	344,529
	868,442	622,828
Less: accumulated depreciation	(109,034)	(69,298)

	$759,408	$553,530

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

A summary of the Company's common share purchase warrants as of October 31, 2007 and changes during the period is presented below:
	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2007	4,009,998	$2.66	1.70
Issued	-	-	-
Exercised	(13,900)	(2.50)	(0.50)
Balance, June 30, 2007	3,996,098	$2.66	1.58

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

A summary of the Company's stock options as of October 31, 2007 and changes during the period is presented below:
	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2007	3,832,500	$1.44	8.90
Issued	-	-	-
Exercised	(100,000)	(1.00)	(8.60)
Balance, October 31, 2007	3,732,500	$1.45	8.56

The AIV under the provisions of SFAS No. 123R of all outstanding options at October 31, 2007 was estimated at $9,829,108. Additionally, the AIV of options exercised during the three months ended October 31, 2007 was estimated at $260,000.

Stock Based Compensation

A summary of stock based compensation expense as of October 31, 2007:
	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006	For the Period From May 16, 2003 (inception) to October 31, 2007

Stock Based Consulting
Amortization of deferred compensation	$ -	$828,884	$1,157,500
Common stock issuable for consulting services	35,975	-	116,950
Options issued to consultants	68,979	-	3,266,011
Warrants issued for consulting services	-	-	1,618,526
	104,954	828,884	6,158,987

Stock Based Management Fees
Amortization of deferred compensation	-	162,500	650,000
Options issued to management	-	-	2,047,753
	-	162,500	2,697,753

Stock Based Wages and Benefits
Options issued to employees	227,632	-	894,923
	$332,586	$991,384	$9,751,663

NOTE 9:          INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of October 31, 2007, the Company had net operating loss carry forwards of approximately $23,579,545 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:
	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
States income tax provision at statutory rates, net of federal income tax effect	(5.48)%	(5.48)%
Total income tax provision	(40.48)%	(40.48)%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Three Months Ended	Three Months Ended
	October 31, 2007	October 31, 2006

Loss before income taxes	$(3,739,579)	$(2,361,341)
Corporate tax rate	40.48%	40.48%
Expected tax expense (recovery)	(1,513,782)	(955,871)

Increase (decrease) resulting from:
Permanent differences	99,534	6,027
True-up adjustment	1,755	-
Non-qualified stock options	-	-
Capitalized mineral property acquisition costs	(474,975)	(696,910)
Change in valuation allowance	1,915,246	1,646,754
From Operations	27,778	-
Unrecognized gain, other comprehensive income	(27,778)	-
Future income tax provision (recovery)	$ -	$ -

The Company's deferred tax assets are as follows:

	October 31, 2007	July 31, 2007

Deferred tax assets
Mineral property acquisitions	$5,221,263	$4,782,209
Exploration costs	1,914,956	1,398,264
Permitting fees and expenditures	138,703	87,655
Stock option expense	587,593	1,195,355
Depreciable property	12,707	7,230
Charitable donations	7,475	7,475
Loss carry forwards	9,596,451	8,588,468
	17,479,149	16,066,656
Valuation allowance	(17,311,756)	(15,871,485)
Net Deferred Tax Assets	167,393	195,171
Deferred tax liability, other comprehensive income	(167,393)	195,171
Net Deferred Income Tax Assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

July 31, 2023	$24,132
July 31, 2024	74,499
July 31, 2025	403,227
July 31, 2026	13,037,184
July 31, 2027	7,866,184
July 31, 2028	2,174,179
$23,579,545

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

The aggregate minimum payments over the next five years are as follows:

October 31, 2008	$804,857
October 31, 2009	144,359
October 31, 2010	16,154
$965,370

NOTE 11        SUPPLEMENTAL CASH FLOW INFORMATION AND
                         NONCASH INVESTING AND FINANCING ACTIVITIES
Three Months Ended
	October 31, 2007	October 31, 2006

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NOTE 12:        SUBSEQUENT EVENTS

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

NOTE 13:        RESTATEMENT

Subsequent to the issuance of the Company's financial statements, the Company's Board of Directors, upon recommendation of management, concluded that the previously issued financial statements for the three months ended October 31, 2007 should not be relied upon due to a re-evaluation of the accounting treatment relating to the Company's mineral rights and properties and databases acquisition costs, in addition to the identification of errors in recording database related transactions.

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

Additionally, in reviewing the database related transactions the Company identified the following errors: (i) cash and stock based expenditures of $229,077 ($138,750 during the fiscal year ended December 31, 2006, $32,500 during the seven months ended July 31, 2007, and $57,827 during the three months ended October 31, 2007) which were initially capitalized with other acquisition costs were not capital in nature and should have been charged to mineral property expenditures, (ii) cash and stock based proceeds of $385,040 ($150,000 cash and $235,040 stock based) from the sale of a portion of one of the Company's database acquisitions was initially recorded as a reduction of capitalized costs and should have been recognized as an asset sale transaction with a resulting gain of $363,757, and (iii) depreciation of $101,920 ($37,135 during the fiscal year year ended December 31, 2006, $34,578 during the seven months ended July 31, 2007 and $30,207 during the three months ended October 31, 2007) was not recorded on capitalized database acquisitions. Accordingly, the financial statements have been restated to correct for the errors outlined above.

As a result the financial statements have been restated to reflect certain capitalized acquisition costs and the correction of errors in recording database related transactions as follows:
	Amount Previously Reported for the Three Months Ended		As Adjusted for the Three Months Ended
	October 31, 2007	Adjustments	October 31, 2007

Balance Sheets
Mineral rights and properties	$ -	$12,528,899	$12,528,899
Databases	-	555,976	555,976
Deficit accumulated during the exploration stage
Opening balance	(33,163,154)	11,999,390	(21,163,764)
Net loss for the period	(4,852,843)	1,085,486	(3,767,357)
Closing balance	(38,015,997)	13,084,876	(24,931,121)

Statements of Operations
Depreciation and amortization	39,736	30,207	69,943
Impairment loss on mineral properties	1,173,519	(1,173,519)	-
Mineral property expenditures	1,790,906	57,827	1,848,733
Net loss for the period	(4,852,843)	1,085,486	(3,767,357)

Statements of Cash Flows
Net loss for the period	(4,852,843)	1,085,486	(3,767,357)
Impairment loss on mineral properties	1,173,519	(1,173,519)	-
Depreciation and amortization	39,736	30,207	69,943
Acquisition of mineral rights and properties	(1,173,519)	107,828	(1,065,691)
Acquisition of databases	-	(50,000)	(50,000)

	Amount Previously Reported for the Period from May 16, 2003 (inception) to		As Adjusted for the Period from May 16, 2003 (inception) to
	October 31, 2007	Adjustments	October 31, 2007

Statements of Operations
Depreciation and amortization	$109,035	$101,920	$210,955
Impairment loss on mineral properties	13,107,755	(13,052,116)	55,640
Mineral property expenditures	6,326,673	229,077	6,555,750
Gain on sale of assets	-	(363,757)	(363,757)
Net loss for the period	(38,015,997)	13,084,876	(24,931,121)

Statements of Cash Flows
Net loss for the period	(38,015,997)	13,084,876	(24,931,121)
Stock based mineral property expenditures	-	138,750	138,750
Impairment loss on mineral properties	13,107,755	(13,052,116)	55,640
Non-cash reduction of mineral property expenditures	(235,040)	235,040	-
Depreciation and amortization	109,034	101,920	210,955
Gain on sale of assets	-	(363,757)	(363,757)
Acquisition of mineral rights and properties	(4,434,076)	57,036	(4,377,040)
Acquisition of databases	-	(351,750)	(351,750)
Proceeds from sale of assets	-	150,000	150,000

	Amount Previously Reported for the Seven Months Ended		As Adjusted for the Seven Months Ended
	July 31, 2007	Adjustments	July 31, 2007

Balance Sheets
Mineral rights and properties	$ -	$11,463,208	$11,463,208
Databases	-	536,183	536,183
Deficit accumulated during the exploration stage
Opening balance	(16,969,779)	3,850,758	(13,119,021)
Net loss for the period	(16,193,375)	8,148,632	(8,044,743)
Closing balance	(33,163,154)	11,999,390	(21,163,764)

	Amount Previously Reported for the Three Months Ended		As Adjusted for the Three Months Ended
	October 31, 2006	Adjustments	October 31, 2006

Statements of Operations
Depreciation and amortization	5,686	10,847	16,533
Impairment loss on mineral properties	1,721,616	(1,721,616)	-
Mineral property expenditures	320,992	433,790	754,782
Gain on sale of assets	-	(363,757)	(363,757)
Net loss for the period	(4,002,077)	1,640,736	(2,361,341)

Statements of Cash Flows
Net loss for the period	(4,002,077)	1,640,736	(2,361,341)
Stock based mineral property expenditures	-	48,750	48,750
Impairment of mineral properties	1,721,616	(1,721,616)	-
Non-cash reduction of mineral property expenditures	(252,040)	252,040	-
Depreciation and amortization	5,686	10,847	16,533
Gain on sale of assets	-	(363,757)	(363,757)
Proceeds from sale of assets	-	150,000	150,000

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

The acreage and location of our mineral properties is summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	2,871.28	2,871.28
Colorado	5,041.04	5,041.04
New Mexico	25,844.02	18,958.82
Texas	6,279.34	5,470.05
Utah	2,226.94	2,226.94
Wyoming	17,278.29	17,278.29
	59,540.91	51,846.43

(*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

During the 2008 fiscal year through the date of this Quarterly Report, we acquired an additional 4,544 gross acres (4,154 net acres) in the States of Arizona, Texas and Wyoming for an aggregate paid consideration of $1,065,691.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

We are an exploration stage company and net production revenues during the three months ended October 31, 2007 and 2006 were $Nil. Our net loss for the three months ended October 31, 2007 (as restated) was $3,679,323 compared to a net loss of $2,280,461 during the three months ended October 31, 2006 (as restated).

Operating expenses incurred during the three months ended October 31, 2007 (as restated) increased to $3,817,975 from $2,764,516 over the same period ended October 31, 2006 (as restated). The increase is primarily due to the expansion of current operations and the corresponding change in exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

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

  Depreciation and amortization increased to $69,943 during the three months ended October 31, 2007 (as restated) from $16,533 during the three months ended October 31, 2006 (as restated) due to significant investments in property and equipment during the current period, the seven month period ended July 31, 2007, and the last half of the 2006 calendar year.

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

  Mineral property expenditures increased to $1,848,733 during the three months ended October 31, 2007 (as restated) from $754,782 during the three months ended October 31, 2006 (as restated) due to the expansion of exploration activities over the prior period, primarily in the Goliad project.

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

Interest and other income increased to $78,396 during the three months ended October 31, 2007, from $39,418 during the three months ended October 31, 2006, due to higher cash balances maintained throughout the current period. During the three months ended October 31, 2006 (as restated), we recorded a $363,757 gain on the sale of the Cadena database.

Deferred tax expense increased to $27,778 during the three months ended October 31, 2007 from $Nil during the three months ended October 31, 2006. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the three months ended October 31, 2007 (as restated) was $3,767,357 or ($0.10) per share, compared to a net loss of $2,361,341 or ($0.08) per share during the three months ended October 31, 2006 (as restated). The weighted average number of shares outstanding was 37,618,731 for the three months ended October 31, 2007 compared to 28,312,718 for the three months ended October 31, 2006.

Transactions with Officers and Directors

Of the $3,817,975 incurred as operating expenses during the three months ended October 31, 2007 (as restated) an aggregate of $143,698 was incurred payable to certain officers and directors and recorded as management fees. At October 31, 2007 there were no amounts due and owing to our directors and officers.

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

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2007 (as restated) was $3,290,543 compared to $1,437,680 in the corresponding period of 2006 (as restated). Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2007 was $130,000 compared to $38,333 in the corresponding period of 2006. During the current period, the Company received net proceeds of $130,000 from the exercise of options during the period.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2007 (as restated) was $1,497,764 compared to $331,161 in the corresponding period of 2006 (as restated). Significant investing expenditures during the current period included mineral property acquisitions, including the $980,000 payment related to the Cibola Resources LLC agreement, and purchases of property and equipment.

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

Going Concern

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at October 31, 2007 (as restated), we have working capital of $4,920,696 and an accumulated deficit of $24,931,121. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options for net proceeds of $24,935,196 from the issuance of shares of the our common stock.

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

Consulting Agreement

.On April 6, 2007 the Company entered into a twelve month consulting services agreement valued at $10,000 per month. The consultant will provide representation before the executive and legislative branches of the federal government and state governments in addition to providing consulting services on political matters.

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

Consulting Agreements

On September 15, 2007 we entered into a three month consulting services agreement valued at approximately €84,000 ($116,633 US). The Consultant will provide advice on public and investor relations related matters. Under the terms of the agreement, we paid a retainer of approximately €55,000 ($76,367 US), and will pay two additional installments of approximately €10,000 ($13,885 US) each 30 and 60 days from the date of the agreement respectively. Additionally, we will pay a service fee of approximately €3,000 ($4,165 US) per month during the three month term.

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

Item 3. Controls and Procedures

Management's Consideration of the Restatement

Prior to filing this Amended Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, reconsidered their conclusions regarding the effectiveness of disclosure controls and procedures and our internal controls over financial reporting as at October 31, 2007 in light of and giving consideration to the facts and circumstances of the restatement.

In assessing whether our disclosure controls and procedures and our internal controls over financial reporting were effective as of October 31, 2007 management considered the impact of the restatement to our interim financial statements for the three months ended October 31, 2007 as outlined in Note 13, as well as our control environment.

Management has concluded that the re-evaluation of the impairment analysis performed at the end of each respective period and the correction for errors in recording database related transactions represents a material weakness in our internal control over financial reporting as of October 31, 2007. Accordingly, our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of October 31, 2007.

We have had in place, since fiscal 2007, an effective asset impairment control to, among other things, detect, value and record indications of impairment that could result in the carrying value of an asset not being recoverable. Additionally, since fiscal 2007, we have had in place effective capital asset transaction controls to, among other things, detect, value and record capital asset acquisitions, disposals and depreciation. Between the filing of the Original Quarterly Report and the Amended Report, we made improvements to our controls to detect, value and record indications of impairment on long-lived assets as well as controls relating to our capital asset transactions. As a component of our improvements, management has instituted a policy in order to mitigate such future occurrences, whereby we will seek third party independent professional advice when faced with complex accounting issues or where interpretation of policies or regulations is required or warranted.

Financial Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon the results of that evaluation as well as the consideration of the restatement, our Chief Executive Officer and Chief Financial Officer have concluded that, as at October 31, 2007 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file is recorded, processed, summarized and reported within the appropriate time periods and forms.

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

As noted above, management has concluded that a deficiency existed with respect to the detection, valuation and recording of impairments in our long-lived assets in period ended October 31, 2007 and that this deficiency constituted a material weakness in our internal controls as at October 31, 2007. Additionally, management has concluded that a deficiency existed with respect to the detection, valuation and recording of capital asset transactions in period ended October 31, 2007 and that this deficiency constituted a material weakness in our internal controls as at October 31, 2007. As a result of these material weakness, management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of October 31, 2007.

We have had in place, since fiscal 2007, an effective asset impairment control to, among other things, detect, value and record indications of impairment that could result in the carrying value of an asset not being recoverable. Additionally, since fiscal 2007, we have had in place effective capital asset transaction controls to, among other things, detect, value and record capital asset acquisitions, disposals and depreciation. Between the filing of the Original Quarterly Report and the Amended Report, we made improvements to our controls to detect, value and record the impairment of our long-lived assets as well as controls relating to our capital asset transactions.

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: June 9, 2008
/s/ "Pat Obara"
Pat Obara Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer Date: June 9, 2008