Form 10QSB/A
period 2008-01-31
URANIUM ENERGY CORP
filed 2008-06-09
CIK 1334933

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

EXPLANATORY NOTE

This Form 10-QSB/A Amendment No. 1 of Uranium Energy Corp. (the "Company") amends the Company's Form 10-QSB for the period ended January 31, 2008 filed with the Securities and Exchange Commission ("SEC") on March 17, 2008. This Form 10-QSB/A is being filed to include the Company's restated interim financial statements for the period ended January 31, 2008, and to disclose Management's Consideration of the Restatement and the resulting conclusions regarding internal controls over financial reporting.

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

__________

URANIUM ENERGY CORP.

__________

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS (Note 1)
(Unaudited)
	January 31, 2008	July 31, 2007
	(As Restated, see Note 13)	(As Restated, see Note 13)

CURRENT ASSETS
Cash and cash equivalents	$6,788,969	$9,083,453
Restricted cash (Note 3)	158,958	4,500
Available-for-sale securities (Note 4)	425,995	717,198
Accounts and interest receivable	25,415	4,415
Due from related parties (Note 7)	9,020
Prepaid expenses and deposits	249,997	163,240
	7,658,354	9,972,806

MINERAL RIGHTS AND PROPERTIES (Note 5)	12,908,433	11,463,208
DATABASES (Note 5)	574,102	536,183
PROPERTY AND EQUIPMENT (Note 6)	1,066,122	553,530

	$22,207,011	$22,525,727

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$551,364	$379,157

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Common stock $0.001 par value: 750,000,000 shares authorized
39,672,823 shares issued and outstanding
(July 31, 2007 - 37,612,088)	39,673	37,612
Additional paid-in capital	50,972,033	42,950,985
Common share and warrant proceeds	-	34,750
Deficit accumulated during the exploration stage	(29,469,722)	(21,163,764)
Accumulated other comprehensive income	113,663	286,987
	21,655,647	22,146,570

	$22,207,011	$22,525,727

COMMITMENTS (Notes 5, 6 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended January 31, 2008 (As Restated, see Note 13)	Three Months Ended January 31, 2007 (As Restated, see Note 13)	Six Months Ended January 31, 2008 (As Restated, see Note 13)	Six Months Ended January 31, 2007 (As Restated, see Note 13)	For the Period from May 16, 2003 (inception) to January 31, 2008 (As Restated, see Note 13)

EXPENSES
Consulting fees	$147,169	$86,023	$302,058	$120,887	$1,263,639
Consulting fees - stock based (Note 8)	213,279	544,544	318,233	1,373,428	6,372,266
Depreciation	81,011	18,643	150,954	35,176	291,966
General and administrative	1,358,014	247,190	2,506,007	1,056,987	7,399,234
Impairment loss on mineral Properties (Note 5)	-	-	-	-	55,640
Interest and finance charges	-	-	-	-	116,396
Management fees	286,455	514,432	430,153	597,082	1,553,559
Management fees - stock based (Note 8)	267,000	1,737,253	267,000	1,899,753	2,964,753
Mineral property expenditures (Note 5)	1,431,894	761,920	3,280,627	1,516,702	7,987,644
Professional fees	201,974	111,491	322,107	185,997	1,064,936
Wages and benefits - stock based (Note 8)	525,090	472,178	752,722	472,178	1,420,013
	4,511,886	4,493,674	8,329,861	7,258,190	30,490,046
LOSS BEFORE OTHER ITEMS	(4,511,886)	(4,493,674)	(8,329,861)	(7,258,190)	(30,490,046)
OTHER ITEMS
Gain on sale of assets	-	-	-	363,757	363,757
Interest income	53,031	74,660	131,427	104,385	527,745
Other income	10,355	20,020	10,355	29,713	51,530
LOSS BEFORE INCOME TAXES	(4,448,500)	(4,398,994)	(8,188,079)	(6,760,335)	(29,547,014)
INCOME TAXES
Deferred income tax (expense) benefit	(90,101)	-	(117,879)	-	77,292
NET LOSS FOR THE PERIOD	(4,538,601)	(4,398,994)	(8,305,958)	(6,760,335)	(29,469,722)
OTHER COMPREHENSIVE (LOSS) INCOME (NET OF INCOME TAXES)	(132,480)	-	(173,324)	-	113,663
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(4,671,081)	$(4,398,994)	$(8,479,282)	$(6,760,335)	$(29,356,059)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.14)	$(0.22)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	38,751,900	31,781,849	38,185,316	30,047,284

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Deficit	Income	Equity

Balance, July 31, 2007	37,612,088	$37,612	$42,950,985	$34,750	$(21,163,764)	$286,987	$22,146,570

Common stock
Issued for cash at $3.75 per share	1,800,000	1,800	6,748,200	-	-	-	6,750,000
Issued on the exercise of options	195,000	195	161,440	-	-	-	161,635
Issued on the exercise of warrants	48,235	48	137,707	(34,750)	-	-	103,005
Issued pursuant to service agreements	17,500	18	62,732	-	-	-	62,750

Share issuance costs	-	-	(505,000)	-	-	-	(505,000)

Stock based compensation
Options issued for consulting services	-	-	264,109	-	-	-	264,109
Options issued for management fees	-	-	267,000	-	-	-	267,000
Options issued for wages and benefits	-	-	752,722	-	-	-	752,722

Recovery of short swing profits	-	-	132,138	-	-	-	132,138
Net loss for the period	-	-	-	-	(8,305,958)	-	(8,305,958)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(173,324)	(173,324)

Balance, January 31, 2008 (As Restated, see Note 13)	39,672,823	$39,673	$50,972,033	$ -	$(29,469,722)	$113,663	$21,655,647

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended January 31, 2008 (As Restated, see Note 13)	Six Months Ended January 31, 2007 (As Restated, see Note 13)	For the Period From May 16, 2003 (inception) to January 31, 2008 (As Restated, see Note 13)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,305,958)	$(6,760,335)	$(29,469,722)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,337,955	3,745,359	10,757,032
Stock based mineral property expenditures	-	108,750	138,750
Impairment loss on mineral properties	-	-	55,640
Non-cash interest and finance charges	-	-	116,396
Depreciation and amortization	150,954	35,176	291,966
Deferred income tax expense (benefit)	117,879	-	(77,292)
Gain on sale of assets	-	(363,757)	(363,757)
Changes in operating assets and liabilities:
Accounts and interest receivable	(21,000)	(3,348)	(25,415)
Prepaid expenses and deposits	(86,757)	(92,449)	(229,470)
Accounts payable and accrued liabilities	180,833	(123,982)	548,462
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(6,626,094)	(3,454,586)	(18,257,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	6,509,640	14,219,450	31,624,536
Convertible debenture proceeds	-	-	20,000
Share issuance costs	-	-	(329,700)
Recovery of short swing profits	132,138	-	132,138
Advances (to) from related parties	(9,020)	65,000	(9,020)
NET CASH FLOWS FROM FINANCING ACTIVITIES	6,632,758	14,284,450	31,437,954
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights and properties	(1,445,225)	(271,830)	(4,756,574)
Acquisition of databases	(100,000)	45,000	(401,750)
Proceeds from sale of assets	-	150,000	150,000
Purchase of property and equipment	(601,465)	(150,670)	(1,224,293)
Restricted cash	(154,458)	(136,478)	(158,958)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,301,148)	(453,978)	(6,391,575)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,294,484)	10,375,886	6,788,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,083,453	3,597,009	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,788,969	$13,972,895	$6,788,969

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	$239,040	$195,838	$239,040
Term deposits	6,549,929	13,777,057	6,549,929
	$6,788,969	$13,972,895	$6,788,969

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

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at January 31, 2008, the Company has working capital of $7,106,987 and an accumulated deficit of $29,469,722 (as restated, see Note 13). Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $31,437,954 from the issuance of shares of the Company's common stock.

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

As of January 31, 2008, a total of 67,491 gross acres (59,756 net mineral acres) of mineral properties have been staked. leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a cost of $4,756,573 plus $8,207,500 representing the fair value of non-cash compensation, for a cummulative cost of $12,964,073. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of January 31, 2008, total yearly recurring maintenance payments of $282,246 are required to maintain existing mineral leases.

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

Acquisition costs for the Moore Option total $8,407,500 as of January 31, 2008 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $263,719 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,671,219 as of January 31, 2008.

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

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire. Additionally, the Company has incurred $6,568 in other mineral right and property acquisition charges related to the Holley Option, for a cumulative cost of $701,329 as of January 31, 2008.

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $119,137 in exploration costs on behalf of Cibola for a cumulative contribution of $2,569,137. As an exploration stage company, Cibola has no liabilities as of January 31, 2008 and accordingly, $2,450,000 in mineral right and property acquisition costs in addition to $36,750 in database acquisition costs have been capitalized, while other contributions of exploration costs have been charged to mineral property expenditures.

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

New River Project

Effective November 1, 2007, the Company entered into a binding letter Agreement to Purchase Assets (the "Agreement") with Melvin O. Stairs, Jr. ("Mr. Stairs"), whereby the Company acquired from Mr. Stairs an undivided 100% legal, beneficial and registered interest in and to a certain mineral exploration claim represented by permit number 08-111678, which is located at T7N R3E, Section 32, in Maricopa County, Arizona (the "Mineral Claim"), together with a certain database containing various material information respecting the subject Mineral Claim (the Mineral Claim and its database, collectively, the "Assets"). As consideration for acquisition of the Assets, the Company has agreed to make the following payments (each a "Purchase Price Payment") and the following Mineral Claim maintenance payments (each a "Purchase Price Maintenance Payment") to Mr. Stairs in the following manner at the following times after November 1, 2007 (the "Acceptance Date"):

(g)           Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of U.S. $1,200,000 in the following manner and at the following times:

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

(h)           Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to our satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

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

F-33 Acquisition (Todilto)

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008, December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date. Additionally, the Company has incurred $42,223 in other mineral right and property acquisition charges related to Todilto, for a cumulative cost of $142,223 as of January 31, 2008.

	January 31, 2008	July 31, 2007

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	2,450,000	1,470,000
Goliad, Texas	8,671,219	8,625,568
Holley Option, Colorado, New Mexico and Utah	701,329	694,761
New River, Arizona	105,000	-
Todilto, New Mexico	142,223	-

Other Property Acquisitions	894,302	728,519
	12,964,073	11,518,848
Write Down for Loss on Impairment	(55,640)	(55,640)

	$12,908,433	$11,463,208

Mineral property exploration costs on a regional basis are as follows:
	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007	For the Period From May 16, 2006 (inception) to January 31, 2008

Exploration Costs
Arizona	$2,240	$ -	$16,342	$ 28	$93,282
Colorado	3,528	-	52,085	-	103,110
Nevada	-	-	-	-	963
New Mexico	6,289	16,809	130,519	19,551	365,869
Texas	1,368,328	720,074	2,761,765	1,288,996	6,544,974
Utah	2,200	-	8,991	-	16,348
Wyoming	49,309	25,037	310,925	208,127	863,098
	$1,431,894	$761,920	$3,280,627	$1,516,702	$7,987,644

Historical Mining Databases

	January 31, 2008	July 31, 2007

Mineral Property Databases
Moore	141,890	141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	209,000
Halterman	166,500	166,500
Peirce	36,750	36,750
Jebsen	100,000	-
	704,140	604,140
Write Down for Loss on Impairment	(130,038)	(67,957)

	$574,102	$536,183

NOTE 6:           PROPERTY AND EQUIPMENT

	January 31, 2008	July 31, 2007

Property and Equipment
Computer Equipment	$173,576	$98,897
Exploration Equipment	208,688	126,951
Furniture and Fixtures	58,388	43,723
Land	115,644	-
Leasehold Improvements	8,728	8,728
Vehicles	659,269	344,529
	1,224,293	622,828
Less: accumulated depreciation	(158,171)	(69,298)

	$1,066,122	$553,530

NOTE 7:           DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2008, the Company had transactions with certain officers and directors of the Company as follows:

(i)           incurred $430,153 in management fees, and recorded $267,000 in stock based compensation for the fair value of options granted to directors and officers during the period;

(j)           incurred $9,020 in general and administrative costs to be reimbursed by companies controlled by direct family members of current officer and a current director; and

(k)           incurred $56,583 in consulting fees and $45,276 in general and administrative costs, including $15,011 in rental charges and $16,707 in media and website development fees, paid to companies controlled by a direct family member of a current officer.

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

A summary of the Company's common share purchase warrants as of January 31, 2008 and changes during the period is presented below:
	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2007	4,009,998	$2.66	1.70
Issued	1,800,000	4.25	1.00
Exercised	(48,235)	(2.86)	(0.50)
Balance, January 31, 2008	5,761,763	$3.15	1.19

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

A summary of the Company's stock options as of January 31, 2008 and changes during the period is presented below:
	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2007	3,832,500	$1.44	8.90
Issued	760,000	3.62	10.00
Exercised	(195,000)	(0.83)	(8.46)
Balance, January 31, 2008	4,397,500	$1.85	8.57

The AIV under the provisions of SFAS No. 123R of all outstanding options at January 31, 2008 was estimated at $6,919,408. Additionally, the AIV of options exercised during the six months ended January 31, 2008 was estimated at $527,583.

Stock Based Compensation

A summary of stock based compensation expense as of January 31, 2008:
	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007	For the Period From May 16, 2003 (inception) to October 31, 2007

Stock Based Consulting
Amortization of deferred compensation	$ -	$1,128,259	$1,157,500
Common stock issued for consulting services	54,124	-	135,100
Options issued to consultants	264,109	255,169	3,461,140
Warrants issued for consulting services	-	-	1,618,526
	318,233	1,373,428	6,372,266

Stock Based Management Fees
Amortization of deferred compensation	-	325,000	650,000
Options issued to management	267,000	1,574,753	2,314,753
	267,000	1,899,753	2,964,753

Stock Based Wages and Benefits
Options issued to employees	752,722	472,178	1,420,013
	$1,337,955	$3,745,359	$10,757,032

NOTE 9:           INCOME TAXES

As of January 31, 2008 the Company had net operating loss carry forwards of approximately $25,436,164 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:
	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
States income tax provision at statutory rates, net of federal income tax effect	(5.48)%	(5.48)%
Total income tax provision	(40.48)%	(40.48)%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Six Months Ended	Six Months Ended
	January 31, 2008	January 31, 2007

Loss before income taxes	$(8,188,079)	$(6,760,335)
Corporate tax rate	40.48%	40.48%
Expected tax expense (recovery)	(3,314,534)	(2,736,584)

Increase (decrease) resulting from:
Permanent differences	572,973	1,403,760
True-up adjustment	1,755	-
Non-qualified stock options	-	-
Capitalized mineral property acquisition costs	(651,058)	(805,078)
Change in valuation allowance	3,508,739	2,137,902
From Operations	117,875	-
Unrecognized gain, other comprehensive income	(117,875)	-
Future income tax provision (recovery)	$ -	$ -

The Company's deferred tax assets are as follows:

	January 31, 2007	July 31, 2007

Deferred tax assets
Mineral property acquisitions	$5,439,225	$4,782,209
Exploration costs	2,399,439	1,398,264
Permitting fees and expenditures	157,844	87,655
Stock option expense	579,202	1,195,355
Depreciable property	10,122	7,230
Charitable donations	7,475	7,475
Loss carry forwards	10,213,154	8,588,468
	18,806,462	16,066,656
Valuation allowance	(18,729,166)	(15,871,485)
Net Deferred Tax Assets	77,296	195,171
Deferred tax liability, other comprehensive income	(77,296)	195,171
Net Deferred Income Tax Assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

July 31, 2023	$24,132
July 31, 2024	74,499
July 31, 2025	403,227
July 31, 2026	13,037,184
July 31, 2027	7,866,184
July 31, 2028	4,030,938
$25,436,164

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
$2,235,528

NOTE 11        SUPPLEMENTAL CASH FLOW INFORMATION AND
                         NONCASH INVESTING AND FINANCING ACTIVITIES
Six Months Ended
	January 31, 2008	January 31, 2007

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NOTE 12:           SUBSEQUENT EVENTS

(l)           On February 1, 2008 the Company entered into a financial consulting agreement for a 6 month term. The Consultant will: i) disseminate the Company's news releases, investor packages, research reports and corporate and industry sector materials; ii) promote investor awareness and manage financial public relations to the investment community; and iii) arrange meetings with industry sector analysts, stock brokers and portfolio managers. The Company will pay the Consultant $6,000 per month and issue 2,500 restricted common shares per month.

(m)           On February 13, 2008 the Company entered into an asset purchase agreement for mapping and database information for geographic areas throughout the US and international locations. Under the terms of the agreement, the Company paid total consideration of $500,000.

(n)           In February 2008 the Company was informed that it has been named as a defendant in a claim filed in the United States District Court for the Eastern District of New York for $33,000 in legal fees in connection with the January 30, 2008 settlement of a short-swing profit matter under Section 16(b) of the United States Securities Exchange Act of 1934, as amended, by a non-management shareholder of the Company. The plaintiff acted as counsel for the shareholder. The Company believes that the legal fees sought are highly unreasonable for the work performed by the plaintiff and it intends to vigorously defend against the claim.

NOTE 13:           RESTATEMENT

Subsequent to the issuance of the Company's financial statements, the Company's Board of Directors, upon recommendation of management, concluded that the previously issued financial statements for the six months ended January 31, 2008 should not be relied upon due to a re-evaluation of the accounting treatment relating to the Company's mineral rights and properties and databases acquisition costs, in addition to the identification of errors in recording database related transactions.

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

The capitalized costs of mineral rights and properties were acquisition costs that were accounted for as tangible assets pursuant to EITF 04-02, Whether Mineral Rights are Tangible or Intangible Assets. The allocation to tangible assets as a result of the acquisition included economic value beyond the acquired assets proven and probable reserves. The capitalized costs of databases were acquisition costs that were accounted for as intangible.

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

Additionally, in reviewing the database related transactions the Company identified the following errors: (i) cash and stock based expenditures of $234,695 ($138,750 during the fiscal year ended December 31, 2006, $32,500 during the seven months ended July 31, 2007, and $63,445 during the three months ended October 31, 2007) which were initially capitalized with other acquisition costs were not capital in nature and should have been charged to mineral property expenditures, (ii) cash and stock based proceeds of $385,040 ($150,000 cash and $235,040 stock based) from the sale of a portion of one of the Company's database acquisitions was initially recorded as a reduction of capitalized costs and should have been recognized as an asset sale transaction with a resulting gain of $363,757, and (iii) depreciation of $133,794 ($37,135 during the fiscal year year ended December 31, 2006, $34,578 during the seven months ended July 31, 2007 and $62,081 during the three months ended October 31, 2007) was not recorded on capitalized database acquisitions. Accordingly, the financial statements have been restated to correct for the errors outlined above.

As a result the financial statements have been restated to reflect certain capitalized acquisition costs and the correction of errors in recording database related transactions as follows:
	Amount Previously Reported for the Six Months Ended		As Adjusted for the Six Months Ended
	January 31, 2008	Adjustments	January 31, 2008

Balance Sheets
Mineral Rights and Properties	$ -	$12,908,433	$12,908,433
Databases	-	574,102	574,102
Deficit accumulated during the exploration stage
Opening balance	(33,163,154)	11,999,390	(21,163,764)
Net loss for the period	(9,789,105)	1,483,147	(8,305,958)
Closing balance	(42,952,259)	13,482,537	(29,469,722)

Statements of Operations
Depreciation and amortization	88,873	62,081	150,954
Impairment loss on mineral properties	1,608,673	(1,608,673)	-
Mineral property expenditures	3,217,182	63,445	3,280,627
Net loss for the period	(9,789,105)	1,483,147	(8,305,958)

Statements of Cash Flows
Net loss for the period	(9,789,105)	1,483,147	(8,305,958)
Impairment loss on mineral properties	1,608,673	(1,608,673)	-
Depreciation and amortization	88,873	62,081	150,954
Acquisition of mineral rights and properties	(1,608,673)	163,448	(1,445,225)
Acquisition of databases	-	(100,000)	(100,000)

	Amount Previously Reported for the Three Months Ended		As Adjusted for the Three Months Ended
	January 31, 2008	Adjustments	January 31, 2008

Statements of Operations
Depreciation and amortization	$49,137	$31,874	$81,011
Impairment loss on mineral properties	435,154	(435,154)	-
Mineral property expenditures	1,426,276	5,618	1,431,894
Net loss for the period	(4,936,262)	397,661	(4,538,601)

	Amount Previously Reported for the Period from May 16, 2003 (inception) to		As Adjusted for the Period from May 16, 2003 (inception) to
	January 31, 2008	Adjustments	January 31, 2008

Statements of Operations
Depreciation and amortization	$158,172	$133,794	$291,966
Impairment loss on mineral properties	13,542,909	(13,487,270)	55,640
Mineral property expenditures	7,752,949	234,695	7,987,644
Gain on sale of assets	-	(363,757)	363,757
Net loss for the period	(42,952,259)	13,482,537	(29,469,722)

Statements of Cash Flows
Net loss for the period	(42,952,259)	13,482,537	(29,469,722)
Stock based mineral property expenditures	-	138,750	138,750
Impairment loss on mineral properties	13,542,909	(13,487,270)	55,640
Non-cash reduction of mineral property expenditures	(235,040)	235,040	-
Depreciation and amortization	158,172	133,794	291,966
Gain on sale of assets	-	(363,757)	(363,757)
Acquisition of mineral rights and properties	(4,869,230)	112,656	(4,756,574)
Acquisition of databases	-	(401,750)	(401,750)
Proceeds from sale of assets	-	150,000	150,000

	Amount Previously Reported for the Seven Months Ended		As Adjusted for the Seven Months Ended
	July 31, 2007	Adjustments	July 31, 2007

Balance Sheets
Mineral Rights and Properties	$ -	$11,463,208	$11,463,208
Databases	-	536,183	536,183
Deficit accumulated during the exploration stage
Opening balance	(16,969,779)	3,850,758	(13,119,021)
Net loss for the period	(16,193,375)	8,148,632	(8,044,743)
Closing balance	(33,163,154)	11,999,390	(21,163,764)

	Amount Previously Reported for the Six Months Ended		As Adjusted for the Six Months Ended
	January 31, 2007	Adjustments	January 31, 2007

Statements of Operations
Depreciation and amortization	$14,735	$20,441	$35,176
Impairment loss on mineral properties	1,988,830	(1,988,830)	-
Mineral property expenditures	1,022,912	493,790	1,516,702
Gain on sale of assets	-	(363,757)	363,757
Net loss for the period	(8,598,691)	1,838,356	(6,760,335)

Statements of Cash Flows
Net loss for the period	(8,598,691)	1,838,356	(6,760,335)
Stock based mineral property expenditures	-	108,750	108,750
Impairment loss on mineral properties	1,988,830	(1,988,830)	-
Non-cash reduction of mineral property expenditures	(235,040)	235,040	-
Depreciation and amortization	14,735	20,441	35,176
Gain on sale of assets	-	(363,757)	(363,757)
Acquisition of mineral rights and properties	(316,830)	45,000	(271,830)
Acquisition of databases	-	(45,000)	(45,000)
Proceeds from sale of assets	-	150,000	150,000

	Amount Previously Reported for the Three Months Ended		As Adjusted for the Three Months Ended
	January 31, 2007	Adjustments	January 31, 2007

Statements of Operations
Depreciation and amortization	$9,049	$9,594	$18,643
Impairment loss on mineral properties	267,214	(267,214)	-
Mineral property expenditures	701,920	60,000	761,920
Net loss for the period	(4,596,614)	197,620	(4,398,994)

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

The acreage and location of our mineral properties is summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	2,871.28	2,871.28
Colorado	5,041.04	5,041.04
New Mexico	29,872.06	22,986.86
Texas	10,015.24	9,165.25
Utah	2,226.94	2,226.94
Wyoming	17,464.23	17,464.23
	67,490.79	59,755.61

(*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

During the 2008 fiscal year through the date of this Quarterly Report, we acquired an additional 12,495 gross acres (12,063 net acres) in the States of Arizona, New Mexico, Texas and Wyoming for an aggregate paid consideration of $1,445,225.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

We are an exploration stage company and net production revenues during the three months ended January 31, 2008 and 2007 were $Nil. Our net loss for the three months ended January 31, 2008 (as restated) was $4,538,601 compared to a net loss of $4,398,994 during the same period ended January 31, 2007 (as restated).

Operating expenses incurred during the three months ended January 31, 2008 (as restated) increased to $4,511,886 from $4,493,674 over the same period ended January 31, 2007 (as restated). The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure, which was partially offset by the decrease in management fees and stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

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

  Depreciation and amortization increased to $81,011 during the three months ended January 31, 2008 (as restated) from $18,643 during the same period ended January 31, 2007 (as restated) due to significant investments in property and equipment during the current period, the seven month period ended July 31, 2007, and the last half of the 2006 calendar year.

  General and administrative costs increased to $1,358,014 during the three months ended January 31, 2008 from $247,190 during the same period ended January 31, 2007 due to the general expansion in operations and personnel in the current period as compared to the prior period, and significant marketing activities in the current period.

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

  Mineral property expenditures increased to $1,431,894 during the three months ended January 31, 2008 (as restated) from $761,920 during the same period ended January 31, 2007 (as restated) due to the expansion of exploration activities over the prior period, primarily in the Goliad project.

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

Our net loss during the three months ended January 31, 2008 (as restated) was $4,538,601 or ($0.12) per share, compared to a net loss of $4,398,994 or ($0.14) per share during the same period ended January 31, 2007 (as restated). The weighted average number of shares outstanding was 38,751,900 for the three months ended January 31, 2008 compared to 31,781,849 for the same period ended January 31, 2007.

Transactions with Officers and Directors

Of the $4,511,886 incurred as operating expenses during the three months ended January 31, 2008 (as restated) an aggregate of $286,455 was incurred payable to certain officers and directors and recorded as management fees. Additionally, an aggregate of $267,000 was incurred as stock-based compensation based on the fair value of options granted to officers and directors during the period. At January 31, 2008 there were no amounts due and owing to our directors and officers. A balance of $9,020 for the reimbursement of administrative costs at January 31, 2008 is due from companies controlled by direct family members of a current officer and a current director.

Six Months Ended January 31, 2008 Compared to Six Months Ended January 31, 2007

We are an exploration stage company and net production revenues during the six months ended January 31, 2008 and 2007 were $Nil. Our net loss for the six months ended January 31, 2008 (as restated) was $8,305,958 compared to a net loss of $6,760,335 during the same period ended January 31, 2007 (as restated).

Operating expenses incurred during the six months ended January 31, 2008 (as restated) increased to $8,329,861 from $7,258,190 over the same period ended January 31, 2007 (as restated). The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased development of our uranium properties and related infrastructure, which was partially offset by the decrease in stock-based compensation expeneses. Significant expenditures and changes are outlined as follows:

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

  Depreciation and amortization increased to $150,954 during the six months ended January 31, 2008 (as restated) from $35,176 during the same period ended January 31, 2007 (as restated) due to significant investments in property and equipment during the current period, the seven month period ended July 31, 2007, and the last half of the 2006 calendar year.

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

  Mineral property expenditures increased to $3,280,627 during the six months ended January 31, 2008 (as restated) from $1,516,702 during the same period ended January 31, 2007 (as restated) due to the expansion of exploration activities over the prior period, primarily in the Goliad project.

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

Interest and other income increased to $141,782 during the six months ended January 31, 2008 from $134,098 during the same period ended January 31, 2007 due to higher cash balances maintained during the period. During the six months ended January 31, 2006 (as restated), we recorded a $363,757 gain on the sale of the Cadena database.

Deferred tax expense increased to $117,879 during the six months ended January 31, 2008 from $Nil during the same period ended January 31, 2007. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the six months ended January 31, 2008 (as restated) was $8,305,958 or ($0.22) per share, compared to a net loss of $6,760,335 or ($0.22) per share during the same period ended January 31, 2007 (as restated). The weighted average number of shares outstanding was 38,185,316 for the six months ended January 31, 2008 compared to 30,047,284 for the same period ended January 31, 2007.

Transactions with Officers and Directors

Of the $8,329,861 incurred as operating expenses during the six months ended January 31, 2008 (as restated) an aggregate of $430,153 was incurred payable to certain officers and directors and recorded as management fees. Additionally, an aggregate of $267,000 was incurred as stock-based compensation based on the fair value of options granted to officers and directors during the period. At January 31, 2008 there were no amounts due and owing to our directors and officers. A balance of $9,020 for the reimbursement of administrative costs at January 31, 2008 is due from companies controlled by direct family members of a current officer and a current director.

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

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2008 (as restated) was $6,626,094 compared to $3,454,586 during the same period ending January 31, 2007 (as restated). Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2008 was $6,632,758 compared to $14,284,450 during the same period ending January 31, 2007. During the current period, we received net proceeds of $6,201,198 primarily from the sale our our common stock pursuant to private placements.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2008 (as restated) was $2,301,148 compared to $453,978 in the same period ending January 31, 2007 (as restated). Significant investing expenditures during the current period included mineral property acquisitions, including the $980,000 payment related to the Cibola Resources LLC agreement, and purchases of property and equipment.

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

Going Concern

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at January 31, 2008 (as restated) we have working capital of $7,106,988 and an accumulated deficit of $29,469,722. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options for net proceeds of $31,437,954 from the issuance of shares of the our common stock.

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

Holley Option

On March 28, 2007, we entered into the Holley Option granting us the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. Under the terms of the Holley Option, and in order to maintain our option to acquire the assets, we are required to make the following option price payments totaling $1,500,000 to the order and direction of the Holley Option holders in the following manner:

(o)           an initial payment of $25,000 on the execution date (paid);

(p)           a payment of $100,000 on March 28, 2007 (paid);

(q)           a payment of $475,000 on or before April 27, 2007 (paid);

(r)           a further payment of $500,000 on or before April 27, 2008;

(s)           a final payment of $400,000 on or before April 27, 2009.

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

Under terms of a Letter Agreement (the "Letter Agreement") between Cebolleta and NEI, further payments to the order and direction of Cebolleta are required as follows:

(t)           $2,000,000 six months from the effective date of the Letter Agreement (paid $980,000, being the Company's portion);

(u)           $500,000 representing an advanced royalty, every 12 months from the effective date of the Letter Agreement until uranium production begins (to be deducted from any royalties paid in that same year);

(v)           $1.00 per pound upon an independent mining engineering firm's completion of a feasibility study, and all prior payments made to Cebolleta will be credited to the recoverable reserve payment;

(w)           4.50% to 8.00% production royalty payments depending upon the uranium sale price; and

(x)           $30,000 per year towards a scholarship fund.

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

__________

Item 3. Controls and Procedures

Management's Consideration of the Restatement

Prior to filing this Amended Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, reconsidered their conclusions regarding the effectiveness of disclosure controls and procedures and our internal controls over financial reporting as at January 31, 2008 in light of and giving consideration to the facts and circumstances of the restatement.

In assessing whether our disclosure controls and procedures and our internal controls over financial reporting were effective as of January 31, 2008 management considered the impact of the restatement to our interim financial statements for the six months ended January 31, 2008 as outlined in Note 13, as well as our control environment.

Management has concluded that the re-evaluation of the impairment analysis performed at the end of each respective period and the correction for errors in recording database related transactions represents a material weakness in our internal control over financial reporting as of January 31, 2008. Accordingly, our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of January 31, 2008.

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

Financial Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon the results of that evaluation as well as the consideration of the restatement, our Chief Executive Officer and Chief Financial Officer have concluded that, as at January 31, 2008 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file is recorded, processed, summarized and reported within the appropriate time periods and forms.

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

As noted above, management has concluded that a deficiency existed with respect to the detection, valuation and recording of impairments in our long-lived assets in period ended January 31, 2008 and that this deficiency constituted a material weakness in our internal controls as at January 31, 2008. Additionally, management has concluded that a deficiency existed with respect to the detection, valuation and recording of capital asset transactions in period ended October 31, 2007 and that this deficiency constituted a material weakness in our internal controls as at October 31, 2007. As a result of these material weaknesses, management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of January 31, 2008.

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