Form 10QSB
period 2008-04-30
URANIUM ENERGY CORP
filed 2008-06-13
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2008

[  ]         Transition Report Under Section13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

9801 Anderson Mill Road Suite 230 Austin, Texas	78750

(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,841,823 shares of common stock as of June 12, 2008.

Transitional Small Business Disclosure Format: (Check one)  Yes  [  ]  No  [X]

__________

URANIUM ENERGY CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended April 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended April 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB for the period ended July 31, 2007, as amended. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

URANIUM ENERGY CORP.

__________

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS (Note 1)
(Unaudited)
		July 31, 2007
	April 30, 2008	(As Restated, see Note 13)

CURRENT ASSETS
Cash and cash equivalents	$2,654,677	$9,083,453
Restricted cash (Note 3)	158,958	4,500
Available-for-sale securities (Note 4)	101,500	717,198
Accounts and interest receivable	48,781	4,415
Due from related parties (Note 7)	10,320	-
Prepaid expenses and deposits	271,294	163,240
	3,245,530	9,972,806

MINERAL RIGHTS AND PROPERTIES (Note 5)	13,118,298	11,463,208
DATABASES (Note 5)	1,022,228	536,183
PROPERTIES AND EQUIPMENT (Note 6)	1,151,266	553,530

	$18,537,322	$22,525,727

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$825,945	$379,157

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Common stock $0.001 par value: 750,000,000 shares authorized
39,815,323 shares issued and outstanding
(July 31, 2007 - 37,612,088)	39,815	37,612
Additional paid-in capital	53,232,373	42,950,985
Common share and warrant proceeds	-	34,750
Obligation to issue shares	38,250	-
Deficit accumulated during the exploration stage	(35,610,091)	(21,163,764)
Accumulated other comprehensive income	11,030	286,987
	17,711,377	22,146,570

	$18,537,322	$22,525,727

COMMITMENTS (Notes 5, 6 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007	For the Period from May 16, 2003 (inception) to April 30, 2008

EXPENSES
Consulting fees	$110,049	$91,407	$412,107	$212,294	$1,373,688
Consulting fees - stock based (Note 8)	185,071	478,958	503,304	1,852,386	6,557,337
Depreciation	122,911	24,817	273,865	59,993	414,877
General and administrative	1,474,735	806,633	3,980,742	1,863,620	8,873,969
Impairment loss on mineral Properties (Note 5)	-	-	-	-	55,640
Interest and finance charges	25,642	-	25,642	-	142,038
Management fees	190,383	234,659	620,536	831,741	1,743,942
Management fees - stock based (Note 8)	1,752,250	473,000	2,019,250	2,372,753	4,717,003
Mineral property expenditures (Note 5)	1,803,677	1,499,550	5,084,304	3,016,252	9,791,321
Professional fees	190,276	155,113	512,383	341,110	1,255,212
Wages and benefits - stock based (Note 8)	275,724	195,113	1,028,446	667,291	1,695,737
	6,130,718	3,959,250	14,460,579	11,217,440	36,620,764
LOSS BEFORE OTHER ITEMS	(6,130,718)	(3,959,250)	(14,460,579)	(11,217,440)	(36,620,764)
OTHER ITEMS
Interest income	25,983	150,776	157,410	255,161	553,728
Gain on sale of assets	-	-	-	363,757	363,757
Gain on sale of marketable securities	34,168	-	34,168	-	34,168
Other income	-	-	10,355	29,713	51,530
LOSS BEFORE INCOME TAXES	(6,070,567)	(3,808,474)	(14,258,646)	(10,568,809)	(35,617,581)
INCOME TAXES
Deferred income tax (expense) benefit	(69,802)	-	(187,681)	-	7,490
NET LOSS FOR THE PERIOD	(6,140,369)	(3,808,474)	(14,446,327)	(10,568,809)	(35,610,091)
OTHER COMPREHENSIVE (LOSS) INCOME (NET OF INCOME TAXES)	(102,633)	-	(275,957)	-	11,030
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(6,243,002)	$(3,808,474)	$(14,722,284)	$(10,568,809)	$(35,599,061)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.11)	$(0.37)	$(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	39,780,823	35,809,141	38,709,387	31,925,691

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock		Additional	Obligation to issue	Subscriptions	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	shares	Received	Deficit	Income	Equity

Balance, July 31, 2007 (As Restated, see Note 13)	37,612,088	$37,612	$42,950,985	$ -	$34,750	$(21,163,764)	$286,987	$22,146,570

Common stock
Issued for cash at $3.75 per share	1,800,000	1,800	6,748,200	-	-	-	-	6,750,000
Issued on the exercise of options	330,000	330	206,260	-	-	-	-	206,590
Issued on the exercise of warrants	48,235	48	137,707	-	(34,750)	-	-	103,005
Issued pursuant to service agreements	25,000	25	80,875	38,250	-	-	-	119,150

Share issuance costs	-	-	(476,911)	-	-	-	-	(476,911)

Stock based compensation
Options issued for consulting services	-	-	392,781	-	-	-	-	392,781
Options issued for management fees	-	-	2,019,250	-	-	-	-	2,019,250
Options issued for wages and benefits	-	-	1,028,446	-	-	-	-	1,028,446

Warrants issued as penalties pursuant to private placement agreements	-	-	25,642	-	-	-	-	25,642
Recovery of short swing profits	-	-	119,138	-	-	-	-	119,138
Net loss for the period	-	-	-	-	-	(14,446,327)	-	(14,446,327)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(275,957)	(275,957)

Balance, April 30, 2008	39,815,323	$39,815	$53,232,373	$38,250	$ -	$(35,610,091)	$11,030	$17,711,377

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007	For the Period From May 16, 2003 (inception) to April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
	$(14,446,327)	$(10,568,809)	$(35,610,091)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	3,551,000	4,892,430	12,970,077
Stock based mineral property expenditures	-	138,750	138,750
Impairment loss on mineral properties	-	-	55,640
Non-cash interest and finance charges	25,642	-	142,038
Depreciation and amortization	273,866	59,993	414,878
Deferred income tax expense (benefit)	187,681	-	(7,490)
Gain on sale os assets	-	(363,757)	(363,757)
Gain on sale of marketable securities	(34,168)	-	(34,168)
Changes in operating assets and liabilities:
Accounts and interest receivable	(44,366)	(3,183)	(48,781)
Prepaid expenses and deposits	(108,054)	(436,826)	(250,767)
Accounts payable and accrued liabilities	455,414	103,609	823,043
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(10,139,312)	(6,177,793)	(21,770,628)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	6,582,685	17,213,656	31,697,581
Convertible debenture proceeds	-	-	20,000
Share issuance costs	-	-	(329,700)
Recovery of short swing profits	119,138	-	119,138
Advances (to) from related parties	(10,320)	-	(10,320)
NET CASH FLOWS FROM FINANCING ACTIVITIES	6,691,503	17,213,656	31,496,699
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights and properties	(1,655,090)	(2,519,328)	(4,966,439)
Acquisition of databases	(600,000)	(81,750)	(901,750)
Proceeds from sale of assets	-	150,000	150,000
Proceeds from sale of investments	186,228	-	186,228
Purchase of equipment	(757,647)	(313,520)	(1,380,475)
Restricted cash	(154,458)	(137,667)	(158,958)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,980,967)	(2,902,265)	(7,071,394)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,428,776)	8,133,598	2,654,677
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,083,453	3,597,009	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,654,677	$11,730,607	$2,654,677

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	$655,458	$48,810	$655,458
Term deposits	1,999,219	11,681,797	1,999,219
	$2,654,677	$11,730,607	$2,654,677

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 (Unaudited)

NOTE 1:             NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly and under options, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To April 30, 2008 interests in approximately 70,672 net acres of mineral properties have been staked, leased or are under option by the Company.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at April 30, 2008, the Company has working capital of $2,419,585 and an accumulated deficit of $35,610,091. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $31,387,881 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the seven months ended July 31, 2007 (as restated, see Note 13) included in the Company's Transition Report on Form 10-KSB, as amended, filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB, as amended. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

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

Databases

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property databases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at April 30, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

NOTE 3:             RESTRICTED CASH

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 3.75% per annum, are automatically renewable and are protected by federal insurance up to $100,000. During the nine months ended April 30, 2008, the Company transferred certificates of deposits from the AB Claims project in the total aggregate amount of $136,458 under the same terms as above for drill hole reclamation bonding on the Burnt Wagon exploration project, Natrona county, Wyoming. Additionally, the Company has placed additional deposits of $18,000 with the Arizona State Land Department pursuant to exploration activities in the State of Arizona.

NOTE 4:             AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in a publicly traded company listed on the Toronto and Johannesburg Stock Exchanges. During the nine months ended April 30, 2008 the Company realized a $34,168 gain on the disposal of available-for-sale securities. As of April 30, 2008 the Company reported the available-for-sale securities at market value and accordingly, recorded a $11,030 unrealized gain which has been reported in other comprehensive income, net of income taxes.

NOTE 5:             MINERAL EXPLORATION PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As of April 30, 2008, a total of 80,904 gross acres (70,672 net mineral acres) of mineral properties have been staked. leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $4,966,438 plus $8,207,500 representing the fair value of non-cash compensation, for a cumulative cost of $13,173,938. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of April 30, 2008, total yearly recurring maintenance payments of $324,501 are required to maintain existing mineral leases.

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

Acquisition costs for the Moore Option total $8,407,500 as of April 30, 2008 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $275,938 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,683,438 as of April 30, 2008.

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

(d)         a further payment of $500,000 on or before April 27, 2008 (paid subsequently); and

(e)         a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire. Additionally, the Company has incurred $11,665 in other mineral right and property acquisition charges related to the Holley Option, for a cumulative cost of $706,426 as of April 30, 2008.

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $119,137 in exploration costs on behalf of Cibola for a cumulative contribution of $2,569,137. As an exploration stage company, Cibola has no liabilities as of January 31, 2008 and accordingly, $2,450,000 in mineral right and property acquisition costs in addition to $36,750 in database acquisition costs have been capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

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

Additionally, the Company has incurred $16,400 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $121,400 as of April 30, 2008.

F-33 Acquisition (Todilto)

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date. Additionally, the Company has incurred $61,681 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $261,681 as of April 30, 2008.
		July 31, 2007
	April 30, 2008	(As Restated, see Note 13)

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	2,450,000	1,470,000
Goliad, Texas	8,683,438	8,625,568
Holley Option, Colorado, New Mexico and Utah	706,426	694,761
New River, Arizona	121,400	-
Todilto, New Mexico	261,681	-

Other Property Acquisitions	950,993	728,519
	13,173,938	11,518,848
Write Down for Loss on Impairment	(55,640)	(55,640)

	$13,118,298	$11,463,208

Mineral property exploration costs on a regional basis are as follows:
	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007	For the Period From May 16, 2006 (inception) to April 30, 2008

Exploration Costs
Arizona	$100	$ -	$16,442	$ 28	$93,382
Colorado	72,320	7,605	124,405	7,605	175,430
Nevada	-	-	-	-	963
New Mexico	1,632	103,197	132,151	122,748	367,501
Texas	1,712,065	1,358,308	4,473,830	2,647,304	8,257,039
Utah	1,529	-	10,520	-	17,877
Wyoming	16,031	30,440	326,956	238,567	879,129
	$1,803,677	$1,499,550	$5,084,304	$3,016,252	$9,791,321

Historical Mining Databases

	April 30, 2008	July 31, 2007

Mineral Property Databases
Moore	141,890	141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	209,000
Halterman	166,500	166,500
Peirce	36,750	36,750
Jebsen	100,000
Tronox, LLC	500,000	-
	1,204,140	604,140
Accumulated Amortization	(181,912)	(67,957)

	$1,022,228	$536,183

NOTE 6:             PROPERTY AND EQUIPMENT
		July 31, 2007
	April 30, 2008	(As Restated, see Note 13)

Property and Equipment
Computer Equipment	$235,974	$98,897
Exploration Equipment	232,322	126,951
Furniture and Fixtures	58,388	43,723
Land	175,144	-
Leasehold Improvements	8,728	8,728
Vehicles	669,919	344,529
	1,380,475	622,828
Less: accumulated depreciation	(229,209)	(69,298)

	$1,151,266	$553,530

NOTE 7:             DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2008, the Company had transactions with certain officers and directors of the Company as follows:

(a)         incurred $620,536 in management fees, and recorded $2,019,250 in stock based compensation for the fair value of options granted to directors and officers during the period;

(b)         incurred $10,320 in general and administrative costs to be reimbursed by companies controlled by direct family members of current officer and a current director; and

(c)         incurred $66,412 in consulting fees and $67,175 in general and administrative costs, including $25,528 in rental charges and $16,615 in media and website development fees, paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 8:             CAPITAL STOCK

Share Capital

The Company's capital stock as at April 30, 2008 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As of April 30, 2008 1,957,500 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

On November 6, 2007 the Company issued 10,000 restricted common shares pursuant to a financial consulting agreement (refer to Note 10). At the time of issuance, the shares had a value of $4.46 per share and $44,600 was recorded as stock-based consulting fees. On January 24, 2008 the Company issued 7,500 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $2.42 per share and $18,150 was recorded as stock-based consulting fees. Additionally, on April 30, 2008 the Company issued 7,500 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $2.42 per share and $18,150 was recorded as stock-based consulting fees.

During the nine months ended April 30, 2008 48,235 common share purchase warrants were exercised for total proceeds of $137,755 and 330,000 common stock options were exercised for total proceeds of $206,667.

Share Purchase Warrants

On June 15, 2007 the Company issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than nine months from the June 15, 2007 effective date. If the Company failed to maintain the effectiveness of the registration statement for a period of eight months from the initial deadline of April 22, 2007, additional warrants could be issuable. As of April 30, 2008 no additional warrants are issuable as liquidated damages through the eight month period expired December 22, 2007.

On April 12, 2008 the Company issued to certain investors an aggregate of 67,480 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 12, 2007 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2007. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. As of April 30, 2008 2,092,500 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

A summary of the Company's common share purchase warrants as of April 30, 2008 and changes during the period is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2007	4,009,998	$2.66	1.70
Issued	1,867,480	4.25	1.00
Exercised	(48,235)	(2.86)	(0.50)
Balance, January 31, 2008	5,829,243	$3.17	0.94

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at April 30, 2008 was estimated at $710,000.

Stock Options

On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,250,000 shares at $0.333 per share. On April 10, 2006 the Company amended its 2005 Stock Option Plan whereby, subject to adjustment from time to time as provided in Article 11.1, whereby the number of common shares available for issuance under the Plan was increased from 5,250,000 shares to 7,500,000 shares. On October 10, 2006 the Company ratified the 2006 Stock Incentive Plan whereby, subject to adjustment from time to time as provided in Article 18.1, the number of common shares available for issuance under the Plan was increased to 10,000,000 shares.

On November 1, 2007 a total of 660,000 stock options were granted to employees and a director at an exercise price of $3.80 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,762,200 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.33%, a dividend yield of 0%, and an expected volatility of 87%. During the nine months ended April 30, 2008, the $1,014,600 value of the options earned during the period has been recorded as stock based consulting fees, management fees, and wages.

On January 25, 2008 a total of 100,000 stock options were granted to an employee and a consultant at an exercise price of $2.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $162,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.50%, a dividend yield of 0%, and an expected volatility of 80%. During the nine months ended April 30, 2008, the $48,600 value of the options earned during the period has been recorded as stock based consulting fees.

On February 11, 2008 a total of 65,000 stock options were granted to consultants at an exercise price of $2.68 per share. The term of these options is ten years. The fair value of these options at the date of grant of $125,450 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.00%, a dividend yield of 0%, and an expected volatility of 92%. During the three nine ended April 30, 2008, the $38,520 value of the options earned during the period has been recorded as stock based consulting fees.

On April 7, 2008 a total of 1,150,000 stock options were granted to employees, directors and officers at an exercise price of $2.50 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,874,500 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.23%, a dividend yield of 0%, and an expected volatility of 80%. During the three nine ended April 30, 2008, the $1,787,907 value of the options earned during the period has been recorded as stock based management fees and wages.

A summary of the Company's stock options as of April 30, 2008 and changes during the period is presented below:
	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2007	3,832,500	$1.44	8.90
Issued	1,975,000	3.62	10.00
Exercised	(330,000)	(0.83)	(8.46)
Balance, January 31, 2008	5,477,500	$2.03	8.70

The AIV under the provisions of SFAS No. 123R of all outstanding options at April 30, 2008 was estimated at $4,731,950. Additionally, the AIV of options exercised during the nine months ended April 30, 2008 was estimated at $872,733.

Stock Based Compensation

A summary of stock based compensation expense as of April 30, 2008:

	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007	For the Period From May 16, 2003 (inception) to October 31, 2007

Stock Based Consulting
Amortization of deferred compensation	$ -	$1,118,259	$1,157,500
Common stock issued for consulting services	110,525	55,125	191,500
Options issued to consultants	392,779	679,002	3,589,811
Warrants issued for consulting services	-	-	1,618,526
	503,304	1,852,386	6,557,337

Stock Based Management Fees
Amortization of deferred compensation	-	325,000	650,000
Options issued to management	2,019,250	2,047,753	4,067,003
	2,019,250	2,372,753	4,717,003

Stock Based Wages and Benefits
Options issued to employees	1,028,446	667,291	1,695,737
	$3,551,000	$4,892,430	$12,970,077

NOTE 9:             INCOME TAXES

As of April 30, 2008 the Company had net operating loss carry forwards of approximately $26,896,179 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:
	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
States income tax provision at statutory rates, net of federal income tax effect	(5.48)%	(5.48)%
Total income tax provision	(40.48)%	(40.48)%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Nine Months Ended	Nine Months Ended
	April 30, 2008	April 30, 2007

Loss before income taxes	$(14,258,646)	$(10,568,809)
Corporate tax rate	40.48%	40.48%
Expected tax expense (recovery)	(5,771,900)	(4,278,254)

Increase (decrease) resulting from:
Permanent differences	1,354,264	1,294,546
True-up adjustment	1,755	-
Non-qualified stock options	-	-
Change in valuation allowance	4,603,756	2,983,708
From Operations	187,875	-
Unrecognized gain, other comprehensive income	(187,875)	-
Future income tax provision (recovery)	$ -	$ -

The Company's deferred tax assets are as follows:

	April 30, 2007	July 31, 2007

Deferred tax assets
Mineral property acquisitions	$5,727,247	$4,782,209
Exploration costs	2,877,038	1,398,264
Permitting fees and expenditures	263,312	87,655
Stock option expense	596,020	1,195,355
Depreciable property	57,606	7,230
Charitable donations	7,475	7,475
Loss carry forwards	10,939,053	8,588,468
	20,467,751	16,066,656
Valuation allowance	(20,475,241)	(15,871,485)
Net Deferred Tax Assets	7,490	195,171
Deferred tax liability, other comprehensive income	(7,490)	(195,171)
Net Deferred Income Tax Assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

July 31, 2023	$24,132
July 31, 2024	74,499
July 31, 2025	403,227
July 31, 2026	13,037,184
July 31, 2027	7,866,184
July 31, 2028	5,490,953
$26,896,179

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

NOTE 10          COMMITMENTS

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. As of April 30, 2008 no services had been provided and accordingly, the $100,000 retainer is classified as a prepaid expense.

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

The Company is committed to pay its key executives a total of approximately $610,000 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $8,759 with all agreements having a maximum term of no more than three years. Additionally, the Company is renting office space in Vancouver, Canada on a month to month basis at approximately $4,100 per month.

The aggregate minimum payments over the next five years are as follows:

April 30, 2009	$902,138
April 30, 2010	417,658
April 30, 2011	200,000
April 30, 2012	200,000
April 30, 2013	200,000
Thereafter	100,000
$2,019,796

NOTE 11          SUPPLEMENTAL CASH FLOW INFORMATION AND
                           NONCASH INVESTING AND FINANCING ACTIVITIES
Nine Months Ended
	April 30, 2008	April 30, 2007

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NOTE 12:           SUBSEQUENT EVENTS

(a)         On May 12, 2008 the Company issued to certain investors an aggregate of 67,480 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 12, 2007 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2007. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance.

NOTE 13:           RESTATEMENT

Subsequent to the issuance of the Company's financial statements, the Company's Board of Directors, upon recommendation of management, concluded that the previously issued financial statements for the seven months ended July 31, 2007 and fiscal year ended December 31, 2006 should not be relied upon due to a re-evaluation of the accounting treatment relating to the Company's mineral rights and properties and databases acquisition costs, in addition to the identification of errors in recording database related transactions.

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

Additionally, in reviewing the database related transactions the Company identified the following errors: (i) cash and stock based expenditures which were initially capitalized with other acquisition costs were not capital in nature and should have been charged to mineral property expenditures, (ii) cash and stock based proceeds from the sale of a portion of one of the Company's database acquisitions was initially recorded as a reduction of capitalized costs and should have been recognized as an asset sale transaction, and (iii) depreciation was not recorded on capitalized database acquisitions. Accordingly, the financial statements have been restated to correct for the errors outlined above.

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

The following discussion should be read in conjunction with (i) our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our audited financial statements and the related notes contained therein; (ii) our Transition Report on Form 10-KSB for the period ended July 31, 2007, as amended, including our restated audited financial statements and the related notes contained therein; and (iii) our unaudited interim financial statements for the three-month period April 30, 2008 and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

GENERAL

We were organized under the laws of the State of Nevada, USA on May 16, 2003. Our shares of common stock commenced trading on the American Stock Exchange under the symbol "UEC" on September 28, 2007, prior to which they traded on the OTC Bulletin Board under the symbol "URME".

OUR BUSINESS OPERATIONS

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have acquired interests in uranium exploration mineral properties totaling 80,904 gross acres (70,673 net mineral acres) of leased, staked or optioned mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming, which we intend to explore for economic deposits of uranium. The totals include 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC in which the Company holds a 49% interest. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Cibola Resources LLC Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties is summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	2,871.28	2,871.28
Colorado	5,329.95	5,329.95
New Mexico	34,212.22	27,327.02
Texas	12,517.03	9,171.38
Utah	7,229.17	7,229.17
Wyoming	18,744.23	18,744.23
	80,903.88	70,673.03

(*) Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

During the 2008 fiscal year through the date of this Quarterly Report, we acquired an additional 25,907 gross acres (22,980 net acres) in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming for an aggregate paid consideration of $1,655,090.

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

As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 450 holes. To date, we have completed approximately a further 888 exploration, confirmation and delineation holes totaling 309,274 feet, 9 new core holes totaling 2,504 feet, 38 monitor wells totaling 6,560 feet and 8 fault pump testing wells totaling 1,804 feet.

We have received an updated technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101"), of the Canadian Securities Administrators for our Goliad Project located in Goliad County, Texas. The complete Technical Report has been filed under our company's profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com. The Technical Report is authored by Thomas A. Carothers, P.Geo., a qualified person as defined in NI 43-101, who has over 30 years of uranium experience, substantially in the South Texas Uranium trend. His experience includes working directly for two operating ISR mining companies in South Texas, US Steel and Tenneco Uranium, during the 1970s and 1980s.

As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Company's Goliad Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this report or otherwise in the United States.

Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the news release and Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in this news release and in the Technical Report are economically or legally mineable.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

We are an exploration stage company and net production revenues during the three months ended April 30, 2008 and 2007 were $Nil. Our net loss for the three months ended April 30, 2008 was $6,140,369 compared to a net loss of $3,808,474 during the same period ended April 30, 2007.

Operating expenses incurred during the three months ended April 30, 2008 increased to $6,130,718 from $3,959,250 over the same period ended April 30, 2007. The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure, in addition to an increase in stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $110,049 during the three months ended April 30, 2008 from $91,407 during the same period ended April 30, 2007 due primarily to increased reliance on third party service providers as we expand our operations.

  Consulting fees - stock based decreased to $185,071 during the three months ended April 30, 2008 from $478,958 during the same period ended April 30, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the fair value of option grants earned during the period in addition to the amortization of stock and warrant grants issued to consultants.

  Depreciation increased to $122,911 during the three months ended April 30, 2008 from $24,817 during the same period ended April 30, 2007 due to significant investments in property, equipment and databases during the current fiscal year and the seven month period ended July 31, 2007.

  General and administrative costs increased to $1,474,735 during the three months ended April 30, 2008 from $806,633 during the same period ended April 30, 2007 due to the general expansion in operations and personnel in the current period as compared to the prior period, and more significant marketing activities in the current period.

  Interest and finance charges increased to $25,642 during the three months ended April 30, 2008 from $Nil during the same period ended April 30, 2007 due to a current period expense realized on the issuance of warrants resulting from delays in an S-1 Registration Statement becoming effective.

  Management fees decreased to $190,383 during the three months ended April 30, 2008 from $234,659 during the same period ended April 30, 2007 due primarily to a retirement bonus and the inclusion of an additional officer in the prior year.

  Management fees - stock based increased to $1,752,250 during the three months ended April 30, 2008 from $473,000 during the same period ended April 30, 2007. The current and prior period expenses consists of the fair value of option grants earned during the period.

  Mineral property expenditures increased to $1,803,677 during the three months ended April 30, 2008 from $1,499,550 during the same period ended April 30, 2007 due to the expansion of exploration activities over the prior period, primarily in the Goliad project.

  Professional fees increased to $190,276 during the three months ended April 30, 2008 from $155,113 during the same period ended April 30, 2007 due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in our operations.

  Wages and benefits - stock based increased to $275,724 during the three months ended April 30, 2008 from $195,113 during the same period ended April 30, 2007. The current and prior year expenses consists of the fair value of option grants earned during the period.

Interest and other income decreased to $25,983 during the three months ended April 30, 2008 from $150,776 during the same period ended April 30, 2007 due to significantly higher cash balances maintained during the prior period. A $34,168 gain on the sale of marketable securities was realized during the three months ended April 30, 2008 from the sale of investments. There were no investment related transactions during the prior period ended April 30, 2007.

Deferred tax expense increased to $69,802 during the three months ended April 30, 2008 from $Nil during the same period ended April 30, 2007. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the three months ended April 30, 2008 was $6,140,369 or ($0.15) per share, compared to a net loss of $3,808,474 or ($0.11) per share during the same period ended April 30, 2007. The weighted average number of shares outstanding was 39,780,823 for the three months ended April 30, 2008 compared to 35,809,141 for the same period ended April 30, 2007.

Transactions with Officers and Directors

Of the $6,130,718 incurred as operating expenses during the three months ended April 30, 2008 an aggregate of $190,383 was incurred payable to certain officers and directors and recorded as management fees. Additionally, an aggregate of $1,752,250 was incurred as stock-based compensation based on the fair value of options granted to officers and directors that were earned during the period. At April 30, 2008 there were no amounts due and owing to our directors and officers. A balance of $10,320 for the reimbursement of administrative costs at April 30, 2008 is due from companies controlled by direct family members of a current officer and a current director.

Nine Months Ended April 30, 2008 Compared to Nine Months Ended April 30, 2007

We are an exploration stage company and net production revenues during the nine months ended April 30, 2008 and 2007 were $Nil. Our net loss for the nine months ended April 30, 2008 was $14,446,327 compared to a net loss of $10,568,809 during the same period ended April 30, 2007.

Operating expenses incurred during the nine months ended April 30, 2008 increased to $14,460,579 from $11,217,440 over the same period ended April 30, 2007. The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $412,107 during the nine months ended April 30, 2008 from $212,294 during the same period ended April 30, 2007 due primarily to increased reliance on third party service providers as we expand our operations.

  Consulting fees - stock based decreased to $503,304 during the nine months ended April 30, 2008 from $1,852,386 during the same period ended April 30, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the amortization of significant stock and warrant grants issued to consultants.

  Depreciation increased to $273,865 during the nine months ended April 30, 2008 from $59,993 during the same period ended April 30, 2007 due to significant investments in property, equipment and databases during the current period, the seven month period ended July 31, 2007, and the last half of the 2006 calendar year.

  General and administrative costs increased to $3,980,742 during the nine months ended April 30, 2008 from $1,863,620 during the same period ended April 30, 2007 due to the general expansion in operations and personnel in the current period as compared to the prior period, and more significant marketing activities in the current period.

  Interest and finance charges increased to $25,642 during the nine months ended April 30, 2008 from $Nil during the same period ended April 30, 2007 due to a current period expense realized on the issuance of warrants resulting from delays in an S-1 Registration Statement becoming effective.

  Management fees decreased to $620,536 during the nine months ended April 30, 2008 from $831,741 during the same period ended April 30, 2007 due primarily to year-end and retirement bonuses, and the inclusion of an additional officer in the prior year.

  Management fees - stock based decreased to $2,019,250 during the nine months ended April 30, 2008 from $2,372,753 during the same period ended April 30, 2007. The current and prior period expenses consists of the fair value of option grants earned during the period.

  Mineral property expenditures increased to $5,084,304 during the nine months ended April 30, 2008 from $3,016,252 during the same period ended April 30, 2007 due to the expansion of exploration activities over the prior period, primarily in the Goliad project.

  Professional fees increased to $512,383 during the nine months ended April 30, 2008 from $341,110 during the same period ended April 30, 2007 due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in our operations.

  Wages and benefits - stock based increased to $1,028,446 during the nine months ended April 30, 2008 from $667,291 during the same period ended April 30, 2007. The current and prior year expenses consists of the fair value of option grants earned during the period.

Interest and other income decreased to $157,410 during the nine months ended April 30, 2008 from $255,161 during the same period ended April 30, 2007 due to higher cash balances maintained during the prior period. A $34,168 gain on the sale of marketable securities was realized during the nine months ended April 30, 2008 from the sale of investments. There were no investment related transactions during the prior period ended April 30, 2007. During the nine months ended April 30, 2006 (as restated), we recorded a $363,757 gain on the sale of the Cadena database.

Deferred tax expense increased to $187,681 during the nine months ended April 30, 2008 from $Nil during the same period ended April 30, 2007. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the nine months ended April 30, 2008 was $14,446,327 or ($0.37) per share, compared to a net loss of $10,568,809 or ($0.33) per share during the same period ended April 30, 2007. The weighted average number of shares outstanding was 38,709,387 for the nine months ended April 30, 2008 compared to 31,925,691 for the same period ended April 30, 2007.

Transactions with Officers and Directors

Of the $14,460,579 incurred as operating expenses during the nine months ended April 30, 2008 an aggregate of $620,536 was incurred payable to certain officers and directors and recorded as management fees. Additionally, an aggregate of $2,019,250 was incurred as stock-based compensation based on the fair value of options granted to officers and directors that were earned during the period. At April 30, 2008 there were no amounts due and owing to our directors and officers. A balance of $10,320 for the reimbursement of administrative costs at April 30, 2008 is due from companies controlled by direct family members of a current officer and a current director.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At April 30, 2008 we had $2,654,677 in cash and working capital of $2,419,586. Generally, we have financed our operations through the proceeds from the private placement of equity securities and the exercise of stock options and warrants. We used $6,428,776 net cash during the nine months ended April 30, 2008.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2008 was $9,953,084 compared to $6,177,793 during the same period ending April 30, 2007. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2008 was $6,691,503 compared to $17,213,656 during the same period ending April 30, 2007. During the current period, we received net proceeds of $6,582,685 primarily from the sale our our common stock pursuant to private placements.

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2008 was $3,167,195 compared to $2,902,265 in the same period ending April 30, 2007. Significant investing expenditures during the current period included mineral property acquisitions, including a $980,000 payment related to the Cibola Resources LLC agreement, a $500,000 payment for the Tronox database acquisition, payments totaling $200,000 relating to the F-33 agreement, and $757,647 in purchases of equipment.

Stock Options and Warrants

At April 30, 2008 we had 5,477,500 stock options and 5,829,243 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $2.03 per share and the outstanding warrants have a weighted average exercise price of $3.17 per share. Accordingly, as of April 30, 2008 the outstanding options and warrants represented a total of 11,306,743 shares issuable for proceeds of approximately $29,598,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

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

Going Concern

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at April 30, 2008 we have working capital of $2,419,586 and an accumulated deficit of $35,610,091. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options for net proceeds of $31,496,699 from the issuance of shares of the our common stock.

MATERIAL COMMITMENTS

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

(d)         a further payment of $500,000 on or before April 27, 2008 (paid);

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

Management Fees

We are committed to pay our key executives a total of approximately $610,000 per year for management services.

Office Leases

We are currently leasing office premises in New Mexico, Texas, and Wyoming for monthly payments totaling $8,759. All office lease agreements having a maximum term of no more than three years.

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

Databases

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property databases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method.

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

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

__________

Item 3. Controls and Procedures

Management's Consideration of the Restatement

Prior to filing this Report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, reconsidered their conclusions regarding the effectiveness of disclosure controls and procedures and our internal controls over financial reporting as at April 30, 2008 in light of and giving consideration to the facts and circumstances of the restatement of our annual financial statements for the period ended July 31, 2007 and year ended December 31, 2006 included in our Transition Report on Form 10-KSB for the period ended July 31, 2007, as amended, as also reflected in our subsequently filed Quarterly Reports on Form 10-QSB for the periods ended October 31, 2007 and January 31, 2008, as amended.

In assessing whether our disclosure controls and procedures and our internal controls over financial reporting were effective as of April 30, 2008 management considered the impact of the restatement to our financial statements as described above, as well as our control environment.

Management has concluded that the re-evaluation of the impairment analysis performed at the end of each respective period and the correction for errors in recording database related transactions represents a material weakness in our internal control over financial reporting as of April 30, 2008. Accordingly, our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of April 30, 2008.

We have had in place, since fiscal 2007, an effective asset impairment control to, among other things, detect, value and record indications of impairment that could result in the carrying value of an asset not being recoverable. Additionally, since fiscal 2007, we have had in place effective capital asset transaction controls to, among other things, detect, value and record capital asset acquisitions, disposals and depreciation. We have made improvements to our controls to detect, value and record indications of impairment on long-lived assets as well as controls relating to our capital asset transactions. As a component of our improvements, management has instituted a policy in order to mitigate such future occurrences, whereby we will seek third party independent professional advice when faced with complex accounting issues or where interpretation of policies or regulations is required or warranted.

Financial Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon the results of that evaluation as well as the consideration of the restatement, our Chief Executive Officer and Chief Financial Officer have concluded that, as at April 30, 2008 our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file is recorded, processed, summarized and reported within the appropriate time periods and forms.

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

As noted above, management has concluded that a deficiency existed with respect to the detection, valuation and recording of impairments in our long-lived assets in prior periods and that this deficiency constituted a material weakness in our internal controls. Additionally, management has concluded that a deficiency existed with respect to the detection, valuation and recording of capital asset transactions in prior periods. As a result management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of April 30, 2008.

We have had in place, since fiscal 2007, an effective asset impairment control to, among other things, detect, value and record indications of impairment that could result in the carrying value of an asset not being recoverable. Additionally, since fiscal 2007, we have had in place effective capital asset transaction controls to, among other things, detect, value and record capital asset acquisitions, disposals and depreciation. We have made improvements to our controls to detect, value and record the impairment of our long-lived assets as well as controls relating to our capital asset transactions.

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

__________

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been informed that counsel for Goliad County, Texas has issued a notice of intent to file litigation citing us for alleged infractions of the United States Safe Drinking Water Act of 1974, in connection with our exploration activities in Goliad County. We believe this proposed claim regarding our exploration activities is without merit and will be vigorously defended by us, if filed. The responsible state agency with sole jurisdiction over our exploration activities has already thoroughly investigated the County's complaint and has found us to be in compliance with all applicable regulatory and environmental requirements. Specifically, as the agency noted in an April 2007 letter to the County's attorney, the State agency hydrologist "concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The state agency concluded its letter by noting that "to date, the Commission's investigation of your complaint has not revealed any practice or activity within the approved permit area that has adversely affected the wells identified in your complaint or the related aquifer, or is out of compliance with the Texas Uranium Mining Regulations...." Later in a September 2007 letter to the Goliad groundwater district, the agency reiterated its findings: the agency's "investigation of your complaint has not revealed any practice or activity at UEC's Uranium Exploration Permit No. 123 that is out of compliance.... We consider this investigation to be closed." Our Goliad Project has been inspected on a monthly basis since the close of the investigation, and no violations have been noted. In fact, an inspection report from November of 2007 observed that "prompt attention" to site restoration during exploration was apparent and "the area inspected looked very good." We are dedicated to full compliance with all aspects of the state regulatory process and will continue to focus our attention and efforts on obtaining all necessary authorizations for our Goliad Project.

We were informed that we had been named as a defendant in a claim filed in the United States District Court for the Eastern District of New York for $33,000 in legal fees in connection with our prior and amicable settlement of a short-swing profit matter under Section 16(b) of the United States Securities Exchange Act of 1934, as amended, by a non-management shareholder of the Company. The plaintiff acted as counsel for the shareholder. We believe that the legal fees sought were highly unreasonable for the work performed by the plaintiff. As of the date of this Quarterly Report the Company has settled this claim for legal fees in the amount of $13,000 and considers the matter concluded.

As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Services Agreements

On February 1, 2007 we entered into a one year consulting services agreement, which was renewed for a second term effective February 1, 2008. In accordance with the terms and provisions of the agreement, on November 6, 2007 we issued 10,000 shares of our restricted common stock, on January 24, 2008 we issued 7,500 shares of our restricted common stock, and on April 30, 2008 we issued an additional 7,500 shares of our restricted common stock, pursuant to Regulation D to accredited investors.

On April 15, 2008 we entered into a three month consulting services agreement. . In accordance with the terms and provisions of the agreement, on May 1, 2008 we issued 15,000 shares of our restricted common stock, pursuant to Regulation D to accredited investors.

Right of Way and Easement Agreement

On May 22, 2008 we entered into a ten (10) year right of way and easement agreement relating to our Goliad project. In accordance with the terms and provisions of the agreement, on May 22, 2008 we issued 11,500 shares of our restricted common stock, pursuant to Regulation D to accredited investors.

Share Purchase Warrants

On April 12, 2008, May 12, 2008 and June 12, 2008, we issued to certain investors (pursuant to Rule 506 under Regulation D to accredited investors and Regulation S to non-U.S. persons), an aggregate of 202,446 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 12, 2007 private placement subscription agreements with us. These warrants were issued as liquidated damages resulting from the delay in not having a registration statement respecting the investors' securities declared effective by the SEC within four months from the original date of issuance of the securities underlying the original subscription agreements.

During the nine months ended April 30, 2008 and through the date of this Quarterly Report, we issued an aggregate of 48,235 shares of our common stock pursuant to the exercise of 48,235 stock purchase warrants for net proceeds of $137,755.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: June 13, 2008