Form 10-K
period 2008-07-31
URANIUM ENERGY CORP
filed 2008-10-22
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation of organization)	98-0399476 (I.R.S. Employer Identification No.)

Suite 230, 9801 Anderson Mill Road, Austin, Texas 78750
(Address of Principal Executive Offices)

(512) 828-6980
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [X] Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2008 was approximately $83,959,897 based upon the average bid and asked price of the registrant's shares of common stock on that date.

The registrant had 46,356,239 shares of common stock outstanding as of October 10, 2008.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  our limited operating history;

  our history of operating losses;

  the potential for environmental damage;

  our lack of insurance coverage;

  the competitive environment in which we operate;

  the level of government regulation, including environmental regulation;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Uranium Energy Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission" or "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

CERTAIN FINANCIAL DISCLOSURE

This Form 10-K of Uranium Energy Corp. (the "Company") includes financial information for the period ended July 31, 2007 and year ended December 31, 2006 which has been restated. As disclosed in the Company's Form 10-KSB/A Amendment No. 3 for the fiscal period ended July 31, 2007 filed with the Securities and Exchange Commission on June 9, 2008 (the "Amended Form 10-KSB"), the Company amended its Form 10-KSB for the period ended July 31, 2007 to, among other things, include restated audited financial statements for the period ended July 31, 2007 and year ended December 31, 2006 which reflect a re-evaluation of the impairment analysis of capitalized acquisition costs of the Company's mineral properties. See the Amended Form 10-KSB for more detailed information. Accordingly, the financial information for the period ended July 31, 2007 and December 31, 2006 included in this Form 10-K may not be comparable to the financial information for such periods included in certain filings by the Company prior to the filing of the Amended Form 10-KSB.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Uranium Energy" and the "Company" mean Uranium Energy Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

TABLE OF CONTENTS

__________

v

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Organization

Our company was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004 we changed our business operations and focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. On January 24, 2005, we filed an amendment to our Articles of Incorporation changing our name to "Uranium Energy Corp.". On December 31, 2007, we incorporated a wholly-owned subsidiary under the laws of the Province of British Columbia, Canada, UEC Resources Ltd.

On January 24, 2004, we completed a reverse stock split of our shares of common stock on the basis of one share for each two outstanding shares. Effective February 28, 2006, we completed a forward split of our shares of common stock on the basis of 1.5 shares for each outstanding share to increase liquidity for our shares of common stock. Effective February 28, 2006, we amended our Articles of Incorporation with the Nevada Secretary of State increasing our authorized capital stock from 75,000,000 shares of common stock, with a $0.001 par value, to 750,000,000 shares of common stock with a similar par value.

In June 2007, we determined to change our fiscal year end from December 31 to July 31. Accordingly, on October 29, 2007, we filed a Transition Report on Form 10-KSB for the period year ended July 31, 2007, as subsequently amended, with the SEC and commenced a new reporting period.

Our principal offices are located at 9801 Anderson Mill Road, Suite 230, Austin Texas, U.S.A., 78750, and our telephone number is (512) 828-6980, and our web site address is www.uraniumenergy.com.

General

We are a natural resource exploration company engaged in the exploration of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are prospective for uranium exploration, and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this annual report, we have interests in 63,562.87 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. In 2009, we have plans to acquire further acres of mineral properties subject to adequate funding being completed. Other mineral property acquisitions are contemplated in states of interest that include Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. These potential acquisition properties have not yet been specifically identified. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms that are acceptable to us.

As of the date of this annual report we have interests in an aggregate of 63,562.87 gross acres (56,034.59 net mineral acres) of properties that have been either leased or staked, which we intend to explore for economic deposits of uranium. Some of these leases are subject to varying net royalty interests. These properties consist of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Most of these properties have been the subject of historical exploration by other mining companies, and provide indications that further exploration for uranium is warranted.

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

Goliad Project Technical Report

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

As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Company's Goliad Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States.

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

The price for uranium is generally determined by supply and demand. Over the past five years the price for uranium has been gradually increasing and, on December 28, 2007, the spot price for uranium was approximately $90 per pound. We believe that there is potential for further increases in the price for uranium based upon an expected decrease in the available supply for uranium in 2008 and 2009.

Between 1960 and 1985 a significant amount of exploration work was conducted in the United States for uranium. A large number of these exploration projects were not pursued, however, these projects accumulated a significant amount of exploration data.

We have acquired a significant amount of this exploration data and have acquired interests in properties that we believe warrant further exploration for uranium based upon the exploration data we have acquired. Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining. We are also reviewing the exploration data we have acquired to determine other properties that we believe warrant further exploration for uranium and plan to acquire interests in such properties. We have identified a number of low grade projects that we believe we can fast-track to production by conducting a number of different exploration and permitting activities at the same time, particularly in the State of Texas. Currently, most of our exploration activity is focused in the State of Texas. Subject to many factors outside the control of the Company and including, without limitation, further exploration and development work and the completion of an acceptable feasibility study, we are currently targeting the second or third quarter of 2010 to begin production. However, there can be no assurance that we will achieve our objectives in this regard within the time frames targeted or at all.

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

According to a survey by the U.S. Department of Energy, in 1979 there were over 20,000 people employed in the uranium mining industry, compared to just over 400 people in 2004. We believe that there is a shortage of human resources in the uranium mining industry currently which acts as a barrier in respect of the exploration for uranium. We employ a team of 41 highly experienced uranium mining professionals, comprised primarily of geologists, engineers, technicians, field personnel, administrative and support staff, which we believe is a competitive advantage for our company. These persons are involved in the review of the historical exploration data we have acquired in order to determine projects that warrant pursuing, as well as the exploration of our properties.

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

The following provides information relating to our database:

Tronox Worldwide

Effective February 20, 2008, we acquired from Tronox Worldwide LLC certain assets, consisting of certain maps, data, exploration results and other information pertaining to lands within the United States (excluding New Mexico and Wyoming), Canada and Australia, and specifically including the former uranium exploration projects by Kerr McGee Corporation.

We have exclusive ownership of this database.

Jebsen

The Jebsen database covers territory in Wyoming and New Mexico, including some of our existing properties. The database belonged to a pioneering uranium developer and represents work conducted from the 1950s through to the present.

This database adds over 500 drill holes and over 500,000 feet of drilling data results to the Company's existing library of data. Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports, and feasibility studies, and many other essential tools for uranium exploration and development.

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

This database was compiled by the Standard Oil Company of Ohio ("SOHIO") during the course of their development and production at JJ Number 1/L-Bar. We acquired the database from Paul Pierce, the Company's former Manager of Mine Production. Mr. Pierce was employed by SOHIO from 1981 to 1986 as Senior Mining Engineer and Resource Development Specialist at the L-Bar operations.

We, and our joint venture partner of Cibola Resources, LLC ("Cibola Resources") share exclusive ownership of this database.

Halterman

The Halterman database consists of exploratory and development work compiled during the 1970s and 80s, including extensive data on significant prospects and projects in the following known uranium districts in the States of Colorado, New Mexico and Utah, including Grants, San Juan Basin, Chama Basin, Moab, Lisbon Valley, Dove Creek, Slick Rock and Uravan districts.

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

Knupke

We acquired rights to a uranium database consisting of 40 years worth of uranium exploration results, gathered largely from the South Texas uranium trend, where we have already been actively acquiring interests in land on the basis of the data, and will be used to locate possible mineralized zones.

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

We do not own or have exclusive rights to this database.

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

We may also undertake the exploration work programs described below under "Mineral Exploration Properties" in the next 12 months.

We may also acquire further acres of mineral properties in the states of interest that include Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete these acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us.

Our Principal Mineral Properties

The Goliad Project in Goliad County, Texas, and the Cebolleta Project, in Cibola County, New Mexico, are our principal mineral properties.

None of our other properties are currently considered material properties, however, we may plan to conduct further exploration to determine if economic deposits of mineralization exist on these properties.

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

The current leases range in size from 14 acres to 331.98 acres. Most of the leases have starting dates in 2005 or 2006 with term periods of five years with a five-year renewal option (Figure 4-2). The various lease fees and royalty conditions are negotiated with individual lessors and conditions may vary from lease to lease. Because the leases are negotiated with individual private land and/or mineral owners and none of the properties are located on government land, the details of the lease information and terms are considered confidential.

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

Exploration and Development Work Undertaken

This description of previous exploration and development work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases from a private entity in 2006 and began confirmation drilling in May 2006. As of October 22,

2008, approximately 958 confirmation-delineation holes totalling 338,615 feet have been drilled by us to confirm and expand the mineralization base at the Goliad Project with the intention of permitting the project as an ISR mining and recovery facility.

All of the exploration holes (Coastal Uranium, Moore Energy and the Company) have been drilled using truck-mounted drilling rigs contracted with various drilling companies. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All known uranium exploration or confirmation drilling at the Goliad property has been by way of vertical holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at 10-foot intervals and laid out on the ground in rows (10 cuttings piles per 100 feet of drilling) by the driller for review and description by a geologist. At completion the holes were logged for gamma ray, self potential and resistance by contract logging companies. The logging companies utilized by both Coastal Uranium and Moore Energy provided and primarily analog data. No down-hole deviation tool was available at the time. In contrast, the Company has utilized a company (Century Geophysical) that has provided digital log data along with downhole deviation. In an effort to be cost effective we have recently purchased and had built our own logging trucks.

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

Local and Property Geology

The surface of the property is all within the outcrop area of the Goliad Formation (Figure 4-3). The mineralized units are sands and sandstone within the Goliad Formation and are designated by us as the A through D sands from younger (upper) to older (lower), respectively. The sand units are generally fine to medium grained sands with silt and varying amounts of secondary calcite. The sand units vary in color depending upon the degree of oxidation-reduction and could be from light brown-tan to grays. The sands units are generally separated from each other by silty clay or clayey silts that serve as confining units between the sand units.

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

Groundwater from sands of the Goliad Formation is used for water supplies over much of the northern portion of Goliad County. Water quality in the Goliad Formation is variable and wells typically can yield small to moderate amounts of water. Data indicates an approximate average hydraulic conductivity of the water-bearing zones of the Goliad Formation in Goliad County is 100 gallons per day per square foot. Based on this value, a 20 foot sand unit would have an approximate transmissivity of 2,000 gallons per day. With sufficient available drawdown properly completed ISR wells could have average yields in the range of 25 to 50 gallons per minute.

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

Initial exploration drilling in the general areas was conducted by Coastal Uranium in 1980. Some scattered low level gamma ray anomalies were noted in the geophysical logs that indicated potential low grade uranium mineralization was possible in three of the eight Coastal drill holes. Moore Energy established leases in the area in 1982 and began an exploration program in early 1983. Between 1983 and August 1984 Moore Energy completed 479 borings by mud rotary methods on several of their leases. We obtained leases for the property by assignment from a private entity in 2006 and began confirmation drilling in May 2006.

As of the date of this annual report we had drilled a total of 958 confirmation holes. Of the total 958 holes, 61 were strongly mineralized.

All uranium grades have been determined from evaluation (manual calculations or computerized logging equipment) of gamma logs of the drill holes. The resulting grades are designated as equivalent percent uranium that have not been corrected or verified by chemical assay. Because there has not been sufficient verification of the gamma log and PFN log data to arrive at a validated resource or reserve classification, the following data in Table 1 cannot be used to define a resource at this time.

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

The DEF for each of the four zones at the Goliad Project were estimated by Moore Energy during the 1982-85 field investigation. There were 30 borings during the Moore work that were logged with the PGT PFN tool to provide a direct comparison of the PGT uranium assay (%U3O8) with the gross gamma equivalent (eU3O8) from the radiometric signature of the material being logged. The A zone was the most logged unit, with about 14 PGT logs of mineralized zones. The average DEF for these logs was approximately 1.7. The B zone was penetrated by four PGT logs. The B zone DEF was thus conservatively designated as 1.439. The D zone was PGT logged at 6 holes had an average DEF of 1.435. No PGT logs were obtained of the C zone during the field program, due to the more limited areal extent of this unit and the limited time periods the PGT logger was at the project site. Because of the geologic similarity of the C zone sand with the B and D zones sands, Moore Energy assigned a DEF of 1.4 to the C zone to be consistent with the B and D zone sands. Although the PFN derived DEFs are believed to be reliable based on the operator's experience and knowledge of the technology utilized, direct chemical assays were not done to verify the technique when this work was done.

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

Probe Truck and Calibration

Contract logging companies were utilized by Moore Energy and UEC for logging of drill holes. The contract logging companies maintained scheduled calibration of the gamma probes on each of their trucks against standards in a US Department of Energy maintained and monitored test pit facility outside George West, Texas. Probe truck and calibration information records were kept by the logging companies. We recently purchased two logging trucks and began using them on the Goliad Project in early June 2007, and January 2008.

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

Data Verification

Most of the historic logs were run with analog equipment except for some run by Century Geophysical with digital equipment, while our holes have all been logged with digital equipment. Century Geophysical initially logged, and continues to log the drill holes when required. In June 2007 and January 2008 we obtained new logging units and have logged with these units since that time in conjunction with Century Geophysical.

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

Adjacent Properties

There has been no uranium exploration or mining activity on adjacent properties to our Goliad Project. The nearest known uranium mining from the Goliad Formation was the Everest Mount Lucas ISR mine near Lake Corpus Christi. Uranium Resources Inc. has been mining from the Goliad Formation in Kleberg County, southeast of Kingsville, for several years at the Kingsville Dome ISR mine and at the Rosita ISR mine in Duval County west of Alice, Texas. With the large concentration of uranium mining and exploration properties in the Goliad, Oakville, Catahoula and Jackson formations throughout the South Texas uranium trend, it is likely that additional uranium target areas could be developed in the vicinity of our Goliad Project in the future. The current or historic ISR operations mining from the Goliad Formation range from about 60 to 160 miles south and on strike of the Goliad Project.

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

Environmental Considerations

We have completed the majority of required environmental baseline studies for the various permits needed for production. The Mine Permit application was submitted to the Texas Commission on Environmental Quality (TCEQ) in mid August 2007. The TCEQ completed their technical review in May, 2008 and issued a draft mine permit in early June, 2008. The Radioactive Material License application is nearing completion and is scheduled for submittal to the TCEQ in early October, 2008. Studies completed to compile this document include: cultural resources (including archaeology), socioeconomic impact and soils mapping, baseline gamma survey, baseline soil/sediment/surface water/vegetation, baseline radon, and gamma exposure rates. The cultural resources study found no adverse impacts to the site and socioeconomic impacts are projected to be positive for the community. Texas Parks and Wildlife issued their report concerning the project stating that the proposed operation will have no adverse impact on natural resources. Additionally the U.S. Corp of Army Engineers have submitted a Jurisdictional Determination (JD) that the project will not impact neighboring wetlands. The Waste Disposal Well application was completed and submitted in late September, 2008 and is currently undergoing technical review by the TCEQ. The initial Production Permit Area (PAA-1) was completed and submitted in early September 2008, and is also undergoing technical review by the TCEQ.

Engineering Studies

The geotechnical engineering study for the proposed plant site has been completed and mine planning, including engineering design for the proposed plant site, is in progress.  20 Regional Baseline water quality wells have been installed for monitoring the aquifer within the mineralized zones and pump tests on the aquifer are planned. Laboratory testing has indicated 86-89% leach ability of tested core samples and the results indicate that the mineralization is amenable to in situ leaching with an oxygenated bicarbonate lixiviant.

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

Goliad Project Plan of Exploration - 2008/2009

Our company successfully completed the planned 2007 two-phase drilling program which consisted of support to the ongoing environmental permitting, coring for agitation leach studies, and an exploration program designed to explore additional acreage acquired during our company's 2006-2007 leasing program. All 2007 drilling at the Goliad Project was carried out under our approved Texas Railroad Commission Exploration Permit No. 123 dated February 3, 2006. The Permit has been extended until February 3, 2009.

The 2008-2009 exploratory program at the Goliad Project will be designed to explore additional acreage acquired during our company's 2007 - 2008 leasing program. It is anticipated that at least 500 exploratory holes will be required to adequately define the presence or absence of mineralization on the newly acquired acreage. The 500 holes will account for an approximate total of 227,250 feet of drilling and cost $1,500,000. This drilling program should be initiated during the second quarter of 2008 and extend into the first quarter of 2009.

In regards to the environmental permitting at the Goliad Project, geologists and engineers performing work at the Goliad Project have developed a timetable of forecasted workflow, which includes the forecasted completion dates of various tasks which have been assigned to various personnel. The workflow has been broken down into two broad categories, which have then been further broken down into individual tasks, many of which can be performed contemporaneously. The two major categories of work relate to radioactive materials licenses and mine permits.

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

Radioactive Materials License

Archeology/History study	Q2 2006 - Q4 2006
Ecology study	Q1 2007 - Q4 2007
Soils/Sediments/Gamma testing	Q1 2007 - Q3 2007
Gamma/Radon-222 testing	Q1 2007 - Q2 2008
Socioeconomic study	Q1 2007 - Q3 2007
Radiological assessment	Q1 2007 - Q4 2008
MILDOS survey	Q1 2007 - Q2 2008
Scoping Study	Q3 2008 - Q4 2008
Agency review and approval	Q4 2008 - Q3 2009

Mine Permit

Area groundwater baseline study	Q2 2007 - Q2 2008
Geology/Hydrology study	Q2 2007 - Q4 2007
Deep disposal well study	Q3 2007 - Q3 2008
Mine permit review and draft permit approval	Q3 2007 - Q2 2008
Disposal well review and approval	Q4 2008 - Q3 2009
Air exemption permit	Q4 2008 - Q1 2009
EPA aquifer exemption	Q4 2008 - Q1 2010
PAA review and approval	Q3 2008 - Q3 2009

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

    Holt Engineering has been engaged by the Company to perform geotechnical studies;

    a qualified soil scientist has completed a draft map of the entire project site, as part of the soils and sediments study;

    progress has been made on the economic impact study and the ecological study;

    progress has been made on the mine plan and process facility designs, with the first full drafts anticipated to be completed by month-end;

    established a regional baseline, or background, water quality conditions within the area to be mined. As part of the establishment of baseline water quality conditions within the planned permit area, the TCEQ required that 20 regional water quality wells be installed within the proposed permit area. The purpose of the wells is to assess the pre-mining water quality of the four mineralized sands (A, B, C and D). Also included in the establishment of regional baseline water quality conditions is the sampling and analysis of private water wells within a one-kilometer radius of the permit area. This action has been completed; and

    the Cultural Resource Survey and Assessment has been completed and concluded that the Goliad Project will not have any impact on cultural resources in the permit area, and that no further work is required on this matter by the Company. The assessment will undergo a review by the Texas Historical Commission.

    Texas Parks and Wildlife have reviewed our proposal mine plan and have concluded that no significant impact to wildlife, May - 2008.

    The Corp of Army Engineers have also received our mine plan and have determined that it will not have any adverse impacts to area wetlands. The Company believes that the Corp of Army Engineers will also sign off and approve the mine plan as detailed.

    Cebolleta Project, Cibola County, New Mexico

    Property Description and Location

    The Cebolleta Project is situated in the eastern-most portion of Cibola County, New Mexico. It is located approximately 45 air miles (72 kilometers) west-northwest of the City of Albuquerque, and approximately 10 miles (16 kilometers) north of the town of Laguna. Three small villages, Bibo, Moquino and Seboyeta, are located a short distance west and northwest of the project area.

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

    When the territory of New Mexico was acquired by the United States, the rights and title first conveyed by the creation of the Cebolleta Land Grant were honored by the United States Senate through the ratification of the Treaty of Guadalupe Hidalgo. Although the area of the Cebolleta Land Grant, including a portion of the Cebolleta project, was never surveyed into the US Section-Township-Range system, the property has been legally surveyed by a registered land surveyor and the appropriate monuments have been put in place.

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

    Accessibility, Climate, Local Resources, Infrastructure and Physiography

    The Cebolleta project is situated on the southern margin of the San Juan Basin of west-central and northwestern New Mexico. The project area adjoins Mesa Chivato, a broad volcanic capped mesa that surrounds Mount Taylor, a dormant volcano that is a prominent landmark. Elevations within the project area range from 6,400 feet to 7,100 feet above sea level (1,950 meters to 2,164 meters). Topography is typical of the mesa-and-canyon landforms that dominate this portion of New Mexico, with sharp local variations in elevation, on the order of 200 to 400 feet (61 meters to 122 meters) over short distances. A series of rounded hills, raising 200 to 300 feet (61 to 91 meters) above the surrounding landscape, are present in the vicinity of the former L-Bar uranium mine (in the western part of the project area). A prominent canyon, developed along Meyer Draw and Arroyo Pedro Padilla, cuts the southern part of the project area.

M:\clients\NEI\NM-East_Area\Cebolleta-figs\Cebolleta-In-Min-Belt.dwg plotted: 07/24/2007

109°
108°
107°
36°
35°
ARIZONA
NEW MEXICO
NAVAJO
INDIAN
RESERVATION
San Juan Co.
Sandoval Co.
McKinley Co.
Cibola Co.
Bernalillo Co.
Sheep Springs
Window Rock
Gallup
Crownpoint
Cuba
San Ysidro
Grants
Laguna
Albuquerque
NEW MEXICO
Rio Puerco
Church Rock Area
Blackjack Area
West Ranch Area
Ambrosia Area
Poison Canyon Area
Juan Tafoya Project/ Marquez Deposit
Juan Tafoya Project/ Southeast Deposit
Cebolleta Project/ JJ Deposits
Cebolleta/St. Anthony Deposit
666
68
66
40
56
44
1N
6W
30E
18N
11N
1W

LEGEND

- ★ Cebolleta Project
- ✕ Mines, Deposits, Undeveloped Deposits
- ● City
- Mount Taylor Volcanic Field

SCALE IN MILES (0 – 20)

Issue	Date
Drawn FR	7/24/07
Checked TW	
Approved TW	
Revised	
Revised	

CIBOLA RESOURCES LLC

Cebolleta Prject Location
Grants Mineral Belt Area

    In spite of these local variations in topography, access to nearly all of the project area is good. Access to the project is over a paved state-maintained highway to the village of Seboyeta (a distance of approximately 10 miles, or 16 kilometers). One all-weather graded gravel road, maintained by Cibola County, and several private roads of varying quality, cross the project lands and provide access to nearly all parts of the project area. Rail service is available from the BNSF Railroad at the towns of Grants and Milan, and scheduled air service is available in Albuquerque.

M:\clients\NEI\NM-East_Area\cebolleta\Cebolleta-figs\Cebolleta-proj.dwg plotted: 09/10/2007

Cerro Negro
Tract I 538.457
279
US-DOE 100% Minerals
Sohio
Shaft
AREA I
AREA II
AREA III
AREA IV
AREA V
ST. ANTHONY
St. Anthony (United Nuclear)
St. Anthony (United Nuclear)
M-6 (United Nuclear)
Jackpile (Anaconda)

LEGEND

- Lease Area (6,700 Acres More or Less)
- Uranium deposits at L-Bar
- Uranium Deposits at St. Anthony
- Mine Shaft

N

0 5,000
SCALE IN FEET

Issue	Date	
Drawn RJV	9/6/07	**CIBOLA RESOURCES LLC**
Checked TW		Cebolleta Project
Approved TW		
Revised		Cibola County New Mexico
Revised

    The area is populated with sparse mixed grasses, with very limited stands of mesquite and pinion pine trees, typical of a semi-arid high desert climate. Temperatures at Grants (the nearest town with meaningful weather records) range from lows of approximately 50° to 80° Fahrenheit (9.9° to 26.6° Celsius) in the summer season, and 10° to 40° F (-12.2° to 4.4° Celsius) in the winter. The area receives approximately 11 inches (279 millimeters) of precipitation annually. Much of this precipitation comes in the form of afternoon thundershowers during the months of July and August, and as much as 13 inches (330 millimeters) of snow during the winter months. Winter snows and summer thunderstorms may create temporary muddy ground conditions that interrupt access for short periods of time. Other than these short periods of muddy ground conditions, mineral exploration and mining activities normally can be conducted without interruption throughout the year.

    The project area has sufficient surface resources to support mining and processing operations, tailings ponds, and mine waste dumps. There are numerous sources of water, electricity, and fuel in the area. Personnel experienced in open pit and underground mining, construction and mineral processing are available in Grants (40 miles, or 64 kilometers, to the southwest of the project area) and at the town of Laguna. Two high voltage electrical transmission lines cross the region several miles north of the project area, and electrical lines have been constructed to the sites of the former Sohio L-Bar uranium mine.

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

    Surface Resources: The maximum area of influence assigned to each hole is a 50 foot (15.24 meters) radius. Base elevations for mineralization were evaluated in developing the mineralized outlines. Once the final mineralized outline was established, the surface area of each mineralized block was determined by planimeter. The average thickness of the mineralized interval and the grade was calculated from drill hole data. Tonnages were computed using a tonnage factor of 16 cubic feet per short ton;

    Underground Long-hole Resources: The area of influence for long-hole mineralization was 25 feet (7.6 meters) or one-half the distance to the nearest "waste" intercept. Tonnages and grades were calculated in the same manner as surface resources; and

    Development Resources: This category of mineralization was calculated before the mining phase commenced. Average grades were calculated from muck-pile sampling (radiometric and chemical assaying). "Back-ore" and "floor-ore" were calculated from jackleg long-hole drilling data (radiometric assays). Pillar mineralization thickness was based upon the average height of underground drifts.

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

    Regionally, the Recapture Member of the Morrison Formation ranges from 50 to 600 feet (15 to 183 meters) in thickness, and is about 50 feet (15 meters) thick in the project area. It is comprised of interbedded mudstones, siltstone, sandstones, and occasional limestone. Historic reports indicated that the unit was normally greyish-red on surface exposures, while fresh exposures of the various lithologies were grey (limestone), greyish-green (mudstone), or greyish-yellow (sandstone).

    The Westwater Canyon Member ranges from 10 to 90 feet (three to 27 meters) in thickness in the project area. While the Westwater Canyon conformably overlies the Recapture Member there is evidence, on a local scale, for Westwater Canyon channels having "scoured" into the uppermost parts of the underlying Recapture Member. The Westwater Canyon, which is the principal host for uranium mineralization throughout the Grants mineral belt, is a greyish-yellow to pale orange sandstone. The sandstones are poorly sorted, range from fine to coarse-grained, and are sub-arkosic to arkosic in composition. In the Marquez Canyon area, approximately 15 miles (24 kilometers) north of the project area, the Westwater is comprised of several sandstone lenses that are separated by thin lenses of mudstone and siltstone.

    The uppermost unit of the Morrison Formation is the Brushy Basin Member, a thick unit comprised primarily of variegated mudstones and claystones, which range in thickness from 220 to 300 feet (67 to 91 meters) in the vicinity of the project. The mudstone and claystone units are greyish-red, greyish-green to greenish-grey in color and form distinctive rounded outcrops. Several sandstone beds are present within the Brushy Basin throughout the Grants mineral belt, and certain of these sandstones have economic significance for hosting uranium deposits. Several of the sandstone units are similar in character to the Westwater Canyon sandstone.

    The Jackpile sandstone is a distinct, yet local, unit that is in the uppermost part of the Brushy Basin Member. This unit is the host for the significant uranium deposits at the Jackpile - Paguate, St. Anthony, and L-Bar mines. The Jackpile sandstone extends in a north-easterly-trending belt that may be as much as 13 miles (21 kilometers) wide and more than 65 miles (105 kilometers) long. The unit may achieve a thickness of 200 feet (61 meters). In the St. Anthony mine complex the Jackpile ranges from 80 to 120 feet (24 to 37 meters), while at the adjoining L-Bar mine it ranges from 80 to 100 feet (24 to 30 meters) in thickness.

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

    The Dakota Sandstone, of Cretaceous age, unconformably overlies the Brushy Basin Member of the Morrison Formation throughout the project area. It is tan, orange, and white, well cemented sandstone that has minor interbeds of black shale. It averages about 50 feet (15 meters) in the project area. The Mancos Shale, also of Cretaceous age conformably overlies the Dakota Sandstone and is the uppermost sedimentary rock unit in the project area. It attains a thickness of approximately 400 feet (122 meters) in the area. It is comprised of grey to black friable shale with various interbedded sandstones that range from five to 30 feet (1.5 to nine meters) in thickness (Schlee and Moench, 1963).

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

    Ground Water

    Throughout the Grants mineral belt sandstones of the Morrison Formation, particularly the Westwater Canyon, and the Dakota Sandstone are aquifers. Various reports for the L-Bar mine, groundwater inflows from the Jackpile sandstone member of the Morrison Formation range from 25 to 100 gallons per minute (113 to 454 liters). Water wells capable of producing between 25 and 35 gallons per minute (113 and 159 liters) were completed into the Jackpile sandstone at L-Bar, and wells capable of producing between 35 and 50 gallons per minute (159 and 227 liters) from the Westwater Canyon Member of the Morrison Formation (Geo-Management, 1972). Although pumping data is not available to determine the ability of either aquifer to provide sustained water supplies considerable water is known to exist in the Westwater Canyon in the vicinity of the Cebolleta project.

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

    higher grade mineralization usually occurs in the core of the mineralized zones;

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

    nearly all of the prospects show a strong spatial relationship with carbonaceous material; and

    the prospects range in depth from approximately 200 feet (61 meters) in the south, at the St. Anthony area, to approximately 700 feet (213 meters) in the vicinity of the Area II and Area III deposits at L-Bar.

At the L-Bar complex, mineralization occurs in tabular bodies that may be more than 1,000 feet (305 meters) in length, and attain thicknesses of 6 to 12 feet (1.8 to 3.7 meters). The upper and lower boundaries of these mineralized bodies are generally quite abrupt. There is some tendency for individual prospects to develop in clusters. Locally, these clusters may be related to the coalescence of separate channel sandstone bodies. In this instance, mineralization is often thicker and higher grade than adjoining areas.

Exploration

During 2007 through first quarter 2008, Cibola Resources has not undertaken any exploration on the properties covered by this report, other than a review and analysis of available historical and published information, modeling of the known uranium mineralization, and planning for a drill program during the second half of 2008.

Drilling

Cibola Resources has not carried out any drilling on the subject properties.

The drilling data that served as the basis for the historical mineral resources for the Cebolleta project includes more than 1,500 conventional (open-hole) rotary and core holes (totaling in excess of 600,000 feet [182,880 meters]) that were drilled between the late 1950's and the early 1980's. All drill holes were logged with truck mounted surface recording gamma/Self-Potential/single point resistivity logging units, which is a standard method of determining the presence and magnitude of subsurface uranium mineralization. This method of "sampling" provided a continuous record of the intensity of uranium mineralization in each drill hole. Cibola Resources has a significant number of the gamma/S-P/resistivity logs for holes at the Cebolleta project, and this data effectively defines the nature and extent not only of the subsurface uranium mineralization in the project areas, but also the thickness and lateral extent of the host rocks within the areas of drilling.

Drill holes were generally drilled on a square grid pattern, with holes spaced at 100 feet (30.48 meters), although some drilling at the "Area III" uranium deposit was spaced at 200 foot (60.96 meters) intervals. All drill holes were drilled vertically (-90 degrees) and intersected the generally flat-lying host rocks in a manner that gave an accurate depiction of the true thicknesses of the host rocks and the mineralized horizons.

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

Mineral Exploration Properties

We are participating in our mineral properties in the States of Arizona, New Mexico, Utah, Wyoming and Colorado by way of mining claims and mineral leases. The mining claim properties were staked and claimed by us and registered with the US Bureau of Land Management ("BLM"). There are claim blocks acquired in this manner in Arizona, Colorado, New Mexico, Utah and Wyoming. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. The claims were entered into between November 4, 2004 and May 2008.

Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim - bringing the land back into the state it was originally in prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of Arizona, New Mexico, Texas and Utah we are participating in our mineral properties by way of property leases directly from the owners of the land/mineral rights. As of the date of this report we have executed leases in Arizona, New Mexico, Texas and Utah. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term the leases will be either held by production or the leases will be terminated. Royalty payments must be made to the lessor in event that we extract uranium ore from the properties. Royalty payments vary based on a sliding scale tied to the price of uranium. All royalties are based on the gross sales revenue less certain charges and fees.

We have the following gross and net acre mineral property interests in states indicated below under lease:

	Gross Acres	Net Acres(1)
Arizona	3,991.28	3,991.28
Colorado	5,887.77	5,887.77
New Mexico	31,482.78	24,797.44
Texas	10,016.50	9,173.56
Utah	7,229.17	7,229.17
Wyoming	4,955.37	4,955.37
	63,562.87	56,034.59

(1) Certain of our interests in our mineral properties in New Mexico and Texas are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

We plan to conduct exploration programs on these properties with the objective of determining the existence of any economic concentrations of uranium.

Since inception we have not established any proven or probable reserves on our mineral property interests.

On October 11, 2005, we entered into a Mineral Asset Option Agreement (the "Option") with Brad A. Moore giving us the option to acquire certain uranium leases from Mr. Moore in the State of Texas. In consideration for the Option we have paid Mr. Moore a cash payment of $50,000 and issued 1,000,000 shares of our restricted common stock. The Option, which was exercised, required the further issuance of 2,000,000 restricted shares of common stock in varying share installments over the three, six month intervals following the effective date of the Option Agreement (October 11, 2005). A further payment of $150,000 was paid under the Option on February 1, 2006. Title to the properties transferred upon payment of all remaining stock required under the Option. During the Option term we had the right as operator to conduct or otherwise direct all the exploration on the properties to be acquired. As of this date all cash consideration and share issuances required pursuant to the terms of the Option have been completed.

On May 1, 2007, we entered into a joint venture with Neutron Energy Inc. ("NEI"), a Wyoming corporation, in connection with the exploration of a property covering approximately 6,700 acres located in Cibola County, New Mexico, for uranium resources. In connection with the joint venture, Cibola Resources, a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities contemplated by the parties. NEI acquired the mining lease to the property from La Merced del Pueblo de Cebolleta ("Cebolleta"), a private entity that has the authority over the natural resources of the property, pursuant to a letter agreement between Cebolleta and NEI dated January 27, 2007, and has contributed the lease to Cibola Resources. In connection with the acquisition of the lease, NEI has made cash payments to Cebolleta of $5,000,000 to date. The Company has reimbursed an aggregate of $2,450,000 to NEI to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola Resources.

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the incidence of uranium by companies such as Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., Occidental Minerals and Oklahoma Public Services. We have acquired a 1979 Oklahoma Public Services ("OPS") geologic report contiguous to our claims (Artillery Peak) that indicates the possibility of incidence of uranium. OPS drilling continued on to our claims as evidenced by drill holes verified on the ground, and such drill cuttings were found to be radioactive. Close spaced developmental drilling is indicated on our claims located at Artillery Peak.

Other claims staked by us (Dry Mountain) in Arizona were staked on known uranium occurrences as shown on Arizona State publication, "Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins". Additionally, these claims were previously drilled by companies including Homestake Mining Co., Uranerz Energy Corp. and Noranda, Inc. in the 1970's uranium boom. Our management has confirmed prior claim ownership as verified with the US Department of Interior - BLM. In addition, ground surveys completed by us have located various previous drill locations and radioactive anomalies as evidenced in ground and drill cuttings.

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs"), for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008, and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full. On August 25, 2008 we entered into an amendment agreement pursuant to which the total consideration payable was reduced to $300,000 as follows: i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and $57,000 cash (paid) and $38,000 by way of issuance of 19,000 restricted common shares of the Company at a deemed price of $2.00 per share (pending regulatory approval) on August 15, 2008, and a final payment of $50,000 by way of cash, plus $50,000 by way of restricted common shares of the Company at a deemed price based on the average closing price of the shares on the 5 previous days preceding the payment due date of October 31, 2009.

We confirm that as of this date our Arizona located claims and leases contain no uranium reserves and require extensive exploration by us.

The following provides information relating to such claims:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Artillery Peak 1	19 claims	392.54	392.54
Artillery Peak 2	31 claims	640.46	640.46
Coyote Ranch	1 lease	1,120.00	1,120.00
Dry Mountain	28 claims	578.48	578.48
Esther Basin	10 claims	206.60	206.60
Gunsight Canyon 1	11 claims	227.26	227.26
Gunsight Canyon 2	9 claims	185.94	185.94
New River	1 lease	640.00	640.00

Colorado

Claims and leases acquired by us in Colorado have historical production tonnages and grades published in the Colorado Geological Survey, Bulletin 40 - "Radioactive Mineral Occurrences of Colorado". Additionally, a third party consulting miner/engineer was utilized by us for his first hand knowledge of the Colorado properties acquired. Also, our Chief Geologist previously evaluated and acquired a portion of the claims currently owned by us (the Carnotite Mine) while consulting for another company, International Texas Industries, Inc. We confirm that at the current date, our Colorado located claims contain no uranium reserves and require extensive exploration by us.

The following provides information relating to such claims:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
BC	23 claims	475.18	475.18
Carnotite	18 claims	371.88	371.88
Holley Group	158 claims	3,264.28	3,264.28
Par	4 claims	82.64	82.64
Raven	22 claims	454.52	454.52
Squaw Point	1 lease	288.91	288.91
Taco	34 claims	702.44	702.44
Triangulation	12 claims	247.92	247.92

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

We have recently acquired 474 claims, covering 13 sections within the Ambrosia Lake Valley. These claims encompass a total 9,896.14 acres, and include such historic mines as the Ann Lee and Sandstone. These claims are located in Township 14 North, and Ranges 9 West and 10 West, which encompasses the heart of the Ambrosia Lake Mining District, and is home to the mines of the district historically operated by Kerr McGee, Homestake, United Nuclear, Phillips and Dysart. This claim block which may be acquired by our company is contiguous to the current mineral resource holdings of BHP Billiton.

We confirm that at the current date, our New Mexico located claims contain no uranium reserves and require extensive exploration by us.
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Ambrosia Lake	474 claims	9,792.84	9,792.84
Cebolleta	1 federal grant	6,717.00	3,291.33
Grants Ridge	1 lease	320.00	320.00
Laguna Trend	40 claims	743.76	743.76
Red Basin	20 claims	413.20	413.20
Rick Claims	62 claims	1,063.46	1,063.46
San Mateo Mesa	66 claims	1,363.56	1,363.56
Todilto	208 claims	4,028.04	4,028.04
West Ranch	62 claims, 33 leases and 6 mineral deeds	7,040.92	1,901.10

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

The following provides information relating to all of our leased properties in the South Texas Uranium Trend in addition to the nine leases previously held by Wold Nuclear Corporation as described above:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Carrizo	14 leases	1,482.67	1,253.09
Devillier	18 leases	654.85	402.27
Goehring	4 leases	214.44	214.44
Goliad	22 leases	2,606.96	2,302.76
Maetze	3 leases	166.83	158.47
Martella	3 leases	124.25	124.25
Martin	1 lease	3,180.00	3,180.00
Nichols	10 leases	1,586.50	1,538.47

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

The following provides information relating to such claims and leases:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Crain	1 lease	640.00	640
Montezuma Canyon	21 claims and 2 leases	5,002.23	5,002.23
Monument Canyon	2 leases	1,586.94	1,586.94

Wyoming

Our five Wyoming uranium mineral property areas total 4,955.37 acres. Wyoming led the nation's uranium production in 2006 with 4,100,000 pounds of U3O8.

The Granite Mountain Thrust ("GMT") property includes 611 acres of mining claims north of, and adjacent to, the Rio Tinto (Kennecott) uranium property, which has been drilled extensively since the 1960s by several entities. Our GMT property geology host rock is 2,000 to 3,000 feet thick in the early Eocene Age Battle Springs Formation - partly equivalent to the Wasatch and Wind River formations in other Wyoming Basins. We have assessed previous seismic exploration shot line data and confirmed Battle Springs Formation projections to the GMT area. The property is situated approximately eight miles east of the Crooks Gap uranium mining district, which produced about 10,000,000 pounds of U3O8 from 1953 through 1982 by open pit mining.

The Burnt Wagon project, located 35 miles west of Casper, Wyoming, was acquired from NAMMCO (Kirkwood) in 2006. Previous operations defined shallow uranium mineralization in the Wind River formation of early Eocene age, at 50 to 200 foot depths, from 500 drill holes and 16,000 feet of electric logging data.

Situated in the Lower Eocene Wasatch formation of the southwest Powder River Basin, our Powder River Basin LO-Herma uranium property exploration data was acquired from H. Brenniman as a part of the Pioneer Nuclear, Inc., package in 2006.  The 29 mining claims total 592 acres and are contiguous to the Uranium One (formerly Energy Metals Corp.) property.

Our DL, 1,275 acre, property is being reassessed by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

We confirm that at the current date, our Wyoming located claims contain no uranium reserves and require extensive exploration by us.
Wyoming Property	Number of Claims or Leases Held	Gross Acres	Net Acres
Burnt Wagon	30 claims and 3 leases	1,038.002,317.79	1,038.002,317.79
DL Prospect	1 lease	1,275.00	1,275.00
East Poison Spyder	5 leases	1,440.00	1,440.00
Granite Mountain	30 claims	610.80	610.80
LO-Herma	29 claims	591.57	591.57

Exploration Work Programs

Our Vice President of Exploration, Clyde Yancey, a Certified Professional Geologist, based on historical data previously outlined and our own work product, has developed exploration programs unique to each state and claim block with the intent of proving or disproving the existence of uranium on these prospects. In order to carry out these exploration programs, approximately $2,000,000 over the next twelve months will be required, according to the exploration budget and schedule recommended by our Vice President of Exploration. The exploration programs will be conducted in two separate phases as described below. Additional capital for possible future uranium exploration property related acquisitions will be funded through additional offerings of debt and equity on an as required basis.

The total cost of expected Phase II exploration on all mineral properties contemplated at this time is equal to $2,000,000 inclusive of a contingency cost allowance. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources.

Phase I Work Programs -New Mexico Utah, Arizona and Colorado

The Phase I work program that was proposed, was completed during 2007 through the first quarter of 2008, and formal exploration permits have been submitted in New Mexico (1), Utah (1) and Colorado (2). Also, drilling budgets have been developed for implementation during the second half of 2008. It is anticipated that an exploration permit will be developed for our company's leading Arizona project and submitted during the first half of 2009. The submittal of the exploration permits were based on intensive analysis of our company's claim blocks in the four states noted above.

During Phase I work programs on these particular mineral claims we reviewed and analyzed all historical exploration data available to us in our current possession, acquire additional acreage as available, obtain exploration permits through state and federal agencies and to probe existing drill holes with gamma probes, with a strategy that attempts to confirm historical drill results. Costs have been estimated at $14,500 per claim block.

Phase I Work Programs - South Texas Leases

Based on exploration databases acquired during 2006 and 2007 and regional geologic studies, we were able to establish six separate lease positions within the South Texas uranium trend. Four of these lease positions are within Goliad County and would complement our existing Goliad project. One of the positions was heavily drilled by Mobil Oil during the 1970s and 1980s. The three remaining Goliad County lease positions are highly encouraging prospects that we plan to acquire during 2008. The fifth lease position is within Duval County and falls within the Catahoula Formation, an historic uranium host formation of South Texas. The sixth lease position is with Karnes County and covers a property heavily drilled by Conoco Petroleum in the 1970s. As previously stated, these lease position were developed by the Company during 2006 from historic databases and regional studies.

The exploration databases used to develop the lease positions described above were obtained during the acquisition of the Moore Energy information, the acquisition of the Knupke database, and the Kerr McGee database in Q1 of 2008. These databases consist primarily of numerous geophysical logs with corresponding maps, field reports and regional maps. The Moore Energy database was developed over a period of approximately 10 years and consists of a compilation of their exploration projects and prospects and is quite reliable. This database will be used to guide in the development of the Goliad Project and to develop additional projects and prospects. It is exclusively used by the Company. The Knupke database was developed by an individual over a period of approximately 20 years and consists of past project information, map and logs and potential prospects developed through analysis of regional geology. This database was used exclusively by the Company during 2006. The Kerr McGee database consists of geologic data specifically related to uranium exploration throughout the US, Canada and Australia. This database was developed over a period of nearly 30 years and is quite extensive.

During the Phase I work program geologic information pertinent to the six lease positions noted above will be gathered and analyzed by Company geologists in order to develop additional lease plays, setup drilling programs and develop exploration drilling permits.

Phase II Work Programs

The purpose of Phase I exploration work in the Colorado Plateau, Uravan mining district in Colorado and Utah, as well as the Grants uranium district in New Mexico, and the South Texas trend, on both claim blocks and leases, is chiefly to determine which areas require new drilling. The Phase II work programs will consist of focused exploratory drilling programs.

The total cost of Phase II exploration on all mineral properties over the next 12 months is equal to $2,000,000 including contingency cost allowance. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources. We expect minimal effect on our ability to proceed with Phase II exploration should they be required in conjunction with further lease and land acquisitions as the amounts projected for Phase II exploration costs are not substantial in relation to budgeted total annual capital and operating expense expenditures. If, however, additional land and lease expenditures during the next twelve months create a lack of capital for Phase II exploration costs beyond that anticipated in relation to available capital, we may not be in a financial position to conduct Phase II exploration if required.

In all cases, results from Phase I of exploration on our properties will determine whether we proceed to Phase II of the exploration program or discontinue exploration on a particular property. Phase II costs, if any, will be incurred in the subsequent 12-month period, and would require additional financing.

We have acquired two dual wheel trucks on which we have installed PFN logging equipment. A PFN logging truck now enables Company geologists to directly read uranium values in a borehole under "real time" conditions. A standard logging truck, running a gamma ray probe, reads all radioactive emitting elements in the hole and does not discriminate uranium. In the past a core sample would need to be collected and sent to a laboratory for analysis of uranium before a geologist would know the exact uranium concentration in a bore hole. A PFN logging truck provides this information in the field and saves considerable time and money.

Our operational business plan calls for the acquisition of further uranium exploration properties in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. We have developed detailed exploration programs for each claim block area of interest based on historical data derived from past uranium exploration by other companies with a mandate to prove or disprove the existence of uranium resources.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium minerals exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of uranium minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium minerals exploration properties will be available for acquisition, exploration and development.

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

Employees

Amir Adnani is our President and Chief Executive Officer, Harry Anthony is our Chief Operating Officer and Pat Obara is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. We currently employ approximately 33 persons on a full time basis and contract with approximately 8 individuals on a full time basis for ongoing services provided to the Company.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties.

We will need to raise additional financing to complete further exploration of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of our mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our mineral properties to be earned by another party or parties carrying out further exploration thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties.

As our mineral properties do not contain any reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, achieve revenues and recover the money we spends on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined to be economic ore, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable orebody exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore. Any determination that our properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

Our exploration activities on our mineral properties may not be successful, which could lead us to abandon our plans to develop the property and its investments in exploration.

We are an exploration stage company and have not as yet established any reserves on our properties. Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of uranium exploration is determined in part by the following factors:

    identification of potential uranium mineralization based on superficial analysis;

    availability of government-granted exploration permits;

    the quality of management and geological and technical expertise; and

    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be established or determined to be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $40,399,888 from May 16, 2003 (inception) to July 31, 2008. As of July 31, 2008, we had an accumulated deficit of $40,399,888 and incurred net losses totaling approximately $19,236,124 in the year ended July 31, 2008, $11,608,135 during the fiscal year ended December 31, 2006 and $8,044,743 during the seven months ended July 31, 2007. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our participation in an increasingly larger number of uranium minerals exploration prospects has required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically discover uranium prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

As part of our growth strategy, we intend to acquire additional mineral exploration properties.

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

We are a new entrant into the uranium mineral exploration industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and exploring a very limited number of properties. As a result, there is limited information upon which to base our future success.

The business of minerals exploration is subject to many risks and uncertainties, including those described in this section, and if uranium is found in economic quantities, the profitability of future uranium mining ventures depends upon factors beyond our control. The profitability of mining uranium properties if economic quantities of Uranium are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved uranium reserves. We carry some property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

The uranium exploration industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The uranium exploration industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive uranium properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low uranium market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to explore them in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Amir Adnani, our President, Chief Executive Officer, Principal Executive Officer and a director, and Harry Anthony, our Chief Operating Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

Our officers and directors may be subject to conflicts of interest.

Some of our officers and directors serve only part time and may be subject to conflicts of interest. Each may devote part of his working time to other business endeavors, including consulting relationships with other corporate entities, and may have responsibilities to these other entities. Such conflicts may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, some of our officers and directors may be subject to conflicts of interest.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this annual report, we have 46,318,739 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 4,552,446 shares, 5,091,000 shares and 8,100,000 shares of our common stock pursuant to registration statements declared effective on June 26, 2008, October 20, 2006 and June 15, 2007, respectively. As a result of these registration statements, 17,743,446 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock. In addition, our registration statement filed on July 29, 2008 relates to the resale of an aggregate of 12,475,375 shares of our common stock.

As of the date of this annual report, there are 22,168,555 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this annual report, there are an aggregate of 5,432,500 stock options outstanding and an aggregate of 5,740,898 share purchase warrants outstanding.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the American Stock Exchange and previously on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on September 28, 2007 on Amex, and previously traded on the OTCBB, and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Certain of our shareholders may exercise voting power of more than 8.0% of our common stock.

As of the date of this annual report, Morgan Stanley & Co. ("Morgan Stanley") beneficially owns 4,054,183 shares of our common stock, or approximately 8.75% of our outstanding common stock. Due to its stock ownership, Morgan Stanley may be in a viable position to affect the election of the Board of Directors and, therefore, to affect the control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Morgan Stanley may be able to affect the prevention of or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Morgan Stanley's consent. The interest of our largest shareholders may differ from the interests of other shareholders.

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

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own 32.19 acres of real estate located in Goliad county, Texas. Our registered office is located at 9801 Anderson Mill Road, Suite 230, Austin Texas 78750. We have entered into office rental and service agreements as follows:

  we rent office space have a six month lease at $3,216 per month for our Texas corporate office at 9801 Anderson Mill Road, Suite 230, Austin, Texas 78750. There is no lease commitment and rent and expenses are paid on a month to month basis;

  we currently have a month to month lease at $450 per month for our Goliad project office at 138 South Market Street, Goliad, Texas 77963;

  we have a one year lease at $1,500 per month for our Texas exploration office at 100 East Kleberg Street, Suite 210, Kingsville, Texas 78364, which expires on October 31, 2008;

  we have a two year lease at $3,778 per month for our New Mexico exploration office at 6100 Indian School NE, Suite 225, Albuquerque, New Mexico 87110, which expires on March 1, 2010;

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties, except as follows:

Goliad County Notice

As disclosed in our Current Report on Form 8-K filed on March 20, 2008 with the SEC, a lawsuit has been filed in U.S. District Court by Goliad County, Texas and an individual landowner alleging infractions of the United States Safe Drinking Water Act of 1974 in connection with our exploration activities in Goliad County. We believe this claim regarding our exploration activities to be completely without merit and will be vigorously defended by us. The responsible state agency with sole jurisdiction over our exploration activities previously thoroughly investigated a similar claim by the County and found us to be in compliance with all applicable regulatory and environmental requirements.

Specifically, as the agency noted in an April 2007 letter to the County's attorney, the state agency hydrologist "concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The state agency concluded its letter by noting that "[t]o date, the Commission's investigation of your complaint has not revealed any practice or activity within the approved permit area that has adversely affected the wells identified in your complaint or the related aquifer, or is out of compliance with the Texas Uranium Mining Regulations...". Later in a September 2007 letter to the Goliad groundwater district, the agency reiterated its findings stating the agency's "investigation of your complaint has not revealed any practice or activity at UEC's Uranium Exploration Permit No. 123 that is out of compliance... We consider this investigation to be closed."

Our Goliad Project has been inspected on a monthly basis since the close of the investigation, and no violations have been noted. In fact, an inspection report from November of 2007 observed that "prompt attention" to site restoration during exploration was apparent and "the area inspected looked very good". We are dedicated to full compliance with all aspects of the state regulatory process and will continue to focus our attention and efforts on obtaining all necessary authorizations for our Goliad Project.

The lawsuit, which was commenced by the filing of the plaintiffs' Original Complaint on or about March 17, 2008, follows on a notice of intent to file litigation issued by counsel for Goliad County which was disclosed in the Company's current report filed with the SEC on Form 8-K on March 3, 2008. The plaintiffs have requested that the Court grant the following relief: (a) that the Court exercise jurisdiction over the lawsuit; (b) an order enjoining the Company from further exploration activities in the Weesatche Project in Goliad County; (c) an order requiring the Company to clean up the alleged contamination of the aquifer; (d) an order enjoining initiation of the aquifer exemption process until the Company has cleaned up the alleged contamination; (e) an order prohibiting the Company from using any water quality data for purposes of establishing baseline water quality if such data was collected after initiation of mining activity (although the Company has not commenced any mining activity); (f) an order granting Goliad County payment of its expert fees incurred in the prosecution of the lawsuit; (g) an order granting Goliad County payment of its attorney fees; and (h) such additional relief as the Court may deem just, proper and equitable, including an award of reasonable attorneys' fees, expenses and costs.

Claim for Legal Fees

We were also informed that we have been named as a defendant in a claim filed in the United States District Court for the Eastern District of New York for $33,000 in legal fees in connection with our prior amicable settlement of a short-swing profit matter under Section 16(b) of the Exchange Act by a non-management shareholder of our Company. The plaintiff acted as counsel for the shareholder. We believe that the legal fees sought were highly unreasonable for the work performed by the plaintiff and subsequently settled the claim for $13,000, and consider the matter concluded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on July 24, 2008. At the meeting, our six directors were re-elected to our board of directors, the selection of Ernst & Young LLP as our independent auditors was ratified and our 2006 Stock Incentive Plan was approved

The votes cast by shareholders at the meeting as to the election of directors were as follows:
	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Amir Adnani	22,298,284	250,617	-
Alan P. Lindsay	22,313,434	235,467	-
Harry L. Anthony	22,313,459	235,442	-
Erik Essiger	22,368,224	180,667	-
Ivan Obolensky	22,412,624	136,227	-
Vincent Della Volpe	22,407,374	141,527	-

The votes cast by shareholders at the meeting as to the approval of our 2006 Stock Incentive Plan were as follows:
	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
2006 Stock Incentive Plan	11,922,551	486,616	67,621

The votes cast by shareholders at the meeting as to the ratification of the selection of our auditors were as follows:

	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Auditors	22,351,590	111,405	85,905

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "URME" on December 5, 2005. On September 28, 2007, shares of our common stock commenced trading on the American Stock Exchange under the symbol "UEC". The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on the OTCBB on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions. In addition, we have set forth the high and low bid price of our shares of common stock on Amex, for the periods indicated.

OTCBB			AMEX
Quarter Ended	High Bid	Low Bid	Quarter Ended	High Bid	Low Bid
December 31, 2007	$Nil	$Nil	July 2008	$3.40	$2.02
September 30, 2007	$4.20	$3.05	April 2008	$4.00	$2.11
June 30, 2007	$7.39	$3.71	January 2008	$4.82	$2.80
March 31, 2007	$5.91	$5.61	October 2007	$4.70	$3.60
December 31, 2006	$3.58	$2.67
September 30, 2006	$3.25	$1.72
June 30, 2006	$4.85	$2.00
March 31, 2006	$7.33	$0.83

The last reported sales price for our shares on Amex on October 10 2008 was $0.96 per share. As of October 10 2008, we had 134 shareholders of record.

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

Securities Authorized For Issuance Under Compensation Plans

We have one equity compensation plan, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this annual report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders (2006 Stock Incentive Plan)	5,432,500	$1.98	Nil
Equity Compensation Plans Not Approved by Security Holders	500,000(1)	$1.00	Nil

(1) Represents shares of our common stock to be issued upon the exercise of warrants issued pursuant to consulting services agreements.

2006 Stock Incentive Plan

On December 19, 2005, our Board of Directors authorized and approved the adoption of the 2005 stock option plan effective December 19, 2005. On October 10, 2006, we adopted the 2006 Stock Incentive Plan in place of the 2005 Stock Option Plan, under which an aggregate of 10,000,000 of our shares may be issued. All securities issued under the 2005 Stock Option Plan are covered by the 2006 Stock Incentive Plan. We have registered the shares underlying the 2006 Stock Incentive Plan pursuant to a registration statement on Form S-8 with the SEC.

The purpose of the 2006 Stock Incentive Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Stock Incentive Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2006 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2006 Plan. An aggregate of 10,000,000 of our shares may be issued pursuant to the grant of awards under the 2006 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the 2006 Stock Incentive Plan. If the administrator under the 2006 Stock Incentive Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", he or she shall immediately forfeit all rights to any of the awards outstanding..

The foregoing summary of the 2006 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2006 Stock Incentive Plan, a copy of which has been filed with the SEC.

As of the date of this annual report, there are an aggregate of 5,432,500 stock options granted and outstanding.

Common Stock Purchase Warrants

As of the date of this annual report, there are an aggregate of 5,740,898 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

Previously disclosed in filings with the SEC.

Comparative Stock Performance

Our shares of common stock commenced trading on the OTCBB on December 5, 2005, with the first trade in our common stock occurring on February 17, 2006. Our shares of common stock were subsequently listed for trading on AMEX on September 28, 2007. The graph below compares the cumulative total stockholder return on our common stock for the period from February 17, 2006 to July 31, 2006 and for the years ended July 31, 2007 and 2008, with the cumulative total return of the Merrill Lynch Uranium Equity Index and the cumulative total return on the shares of common stock of Uranerz Energy Corp. over the same periods (assuming an investment of $100 in our common stock, the Merrill Lynch Uranium Equity Index and Uranerz Energy Corp. on February 17, 2006, and the reinvestment of all dividends, if any).

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Uranium Energy Corp., Merrill Lynch Uranium Equity Index
and Uranerz Energy Corp.
$300
$250
$200
$150
$100
$50
$0
DOLLARS
Feb 17/06
Jul 31/06
Jul 31/07
Jul 31/08
Uranium Energy Corp.
Merrill Lynch Uranium Equity Index
Uranerz Energy Corp.

	Feb. 17, 2006	July 31, 2006	July 31, 2007	July 31, 2008
Uranium Energy Corp.	$100	$126.43	$147.86	$93.43
Merrill Lynch Uranium Equity Index	$100	$108.58	$186.09	$120.11
Uranerz Energy Corp.	$100	$152.83	$244.65	$138.36

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from and should be read in conjunction with (i) our audited financial statements as at and for the year ended July 31, 2008, as at and for the seven months ended July 31, 2007, and as at and for the years ended December 31, 2006, 2005, 2004 and 2003, together with the notes to these financial statements and (ii) the sections of this annual report entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

On June 29, 2007, our board of directors approved the change of our fiscal year end from December 31 to July 31. On October 29, 2007, we filed a Transition Report on Form 10-KSB for the fiscal period ended July 31, 2007, as subsequently amended, with the SEC and commenced a new reporting period.

We were incorporated under the laws of the State of Nevada on May 16, 2003. During 2004, we changed our business operations focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. Since then, we have been acquiring mineral property interests in the United States. In addition, we restated our audited financial statements for the fiscal period ended July 31, 2007 to include the re-evaluation of impairment analysis performed at each respective period. Accordingly, the financial information presented below may not be comparable from period to period.

Balance Sheet Data
	As at July 31,	As at July 31,	As at December 31,
	2008	2007	2006	2005	2004	2003

Cash and cash equivalents	$13,137,318	$9,083,453	$13,581,377	$107,160	$406,270	$346
Working capital (deficiency)	12,749,800	9,593,649	13,460,648	(215,828)	371,469	24,486
Total assets	29,131,183	22,525,727	18,048,453	748,035	427,085	732
Total liabilities	865,390	379,157	532,043	323,288	36,414	24,864
Total stockholders' equity (deficit)	28,265,793	22,146,570	17,516,410	424,747	390,671	(24,132)

Statement of Operations Data

	Year Ended July 31,	Seven Months Ended July 31,	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004	2003

Revenues	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Expenses	19,268,668	8,571,200	12,078,099	1,377,432	109,322	24,132
Loss from operations	(19,268,668)	(8,571,200)	(12,078,099)	(1,377,432)	(109,322)	(24,132)
Net loss	(19,236,124)	(8,044,743)	(11,608,135)	(1,377,432)	(109,322)	(24,132)
Basic and diluted loss per share	(0.49)	(0.22)	(0.44)	(0.08)	(0.10)	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our audited financial statements as at and for the year ended July 31, 2008, as at and for the seven months ended July 31, 2007, and as at and for the year ended December 31, 2006 and the related notes; and (ii) the section of this annual report entitled "Description of Business" that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors". Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In June 2007, we determined to change our fiscal year end from December 31 to July 31. Accordingly, on October 29, 2007, we filed a Transition Report on Form 10-KSB for the period year ended July 31, 2007, as subsequently amended, with the SEC and commenced a new reporting period.

We were incorporated under the laws of the State of Nevada on May 16, 2003. During 2004, we changed our business operations focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. Since then, we have been acquiring mineral property interests in the United States. In addition, we restated our audited financial statements for the fiscal period ended July 31, 2007 and fiscal year ended December 31, 2006 to account for the re-evaluation of impairment analysis performed at each respective period and to correct for errors in recording database related transactions. Accordingly, the financial information presented below may not be comparable from period to period.

Plan of Operations

Our plan of operations for the next twelve months is to continue with the exploration of our mineral properties. Our planned geological exploration programs are described in detail in this annual report under "Description of Business and Properties".

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:
Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Goliad	$300,000	$11,698	$Nil	$311,698

The following sets forth information relating to all fees and other payments required to be made by us in the next twelve months:
Mining Claims	Lease Maintenance Payments	Access Agreement Fees	Database Maintenance Fees
$400,000 (Holley Option Payment)	$Nil	$Nil	$Nil
$Nil (Cibola JV Payment)	$245,000 (Cibola JV Advance Royalty Payment)	$14,700 (Cibola JV Scholarship Contribution)	$Nil

In addition, we will incur general and administrative expenses throughout the year that we anticipate will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $13,137,318 and a working capital surplus in the amount of $12,749,800 as of July 31, 2008. We anticipate that existing cash resources will be sufficient to carry out our exploration programs and plan of operations for the next twelve months, but that is dependent on implementing management plans relating to cost reduction and cash spending programs. We will require additional financing to pursue our plan of operations for the next 12 months, however, there can be no assurance that such financing will be available, on terms favorable to us or at all.

Beyond the next twelve months, we will be required to obtain additional financing in order to continue our plan of operations as we anticipate that we will not earn any revenues in the foreseeable future. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we may be forced to abandon our properties and our plan of operations.

We may consider entering into a joint venture arrangement to provide the required funding to pursue drilling and advanced exploration of our mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Our exploration plans will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of uranium and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

Results of Operations

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:
	Year Ended December 31,
	2006	2005	2004	Seven Months Ended July 31, 2007	Year Ended July 31, 2008

Consulting fees	$708,555	$-	$-	$253,026	$522,718
Consulting fees - stock based	4,665,967	684,088	-	704,058	463,125
Depreciation	56,872	-	-	84,140	372,886
General and administrative	2,496,900	136,739	12,009	2,246,054	5,726,145
Impairment loss on mineral properties	-	4,250	-	51,390	247,830
Interest and finance charges	-	-	-	116,396	55,334
Management fees	647,248	128,860	31,943	302,697	791,695
Management fees - stock based	923,253	-	-	1,774,500	2,019,250
Mineral property expenditures	1,832,662	349,891	38,264	2,485,501	7,003,437
Professional fees	315,564	73,684	27,106	317,225	739,853
Wages and benefits - stock based	431,078	-	-	236,213	1,326,395
Operating loss	(12,078,099)	(1,377,432)	(109,322)	(8,571,200)	(19,268,668)
Net loss	(11,608,135)	(1,377,432)	(109,322)	(8,044,743)	(19,236,124)

We have been funding our initial operations by way of private placements. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended July 31, 2008 Compared to Seven Months Ended July 31, 2007

We are an exploration stage company and net production revenues during the year ended July 31, 2008 and seven months ended July 31, 2007 were $Nil. Our net loss for the year ended July 31, 2008 was $19,236,124 compared to a net loss of $8,044,743 during the seven months ended July 31, 2007.

Operating expenses incurred during the year ended July 31, 2008 increased to $19,268,668 from $8,571,200 over the seven months ended July 31, 2007. The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $522,718 during the year ended July 31, 2008 from $253,026 during the seven months ended July 31, 2007 due primarily to the longer reporting period, and an increased reliance on third party service providers as we expand our operations.

  Consulting fees - stock based decreased to $463,125 during the year ended July 31, 2008 from $704,058 during the seven months ended July 31, 2007. The current and prior period expense consists of the fair value of option and stock grants earned during the period.

  Depreciation increased to $372,886 during the year ended July 31, 2008 from $84,140 during the seven months ended July 31, 2007 due to the longer reporting period, and significant investments in property, equipment and databases during the current and prior periods.

  General and administrative costs increased to $5,726,145 during the year ended July 31, 2008 from $2,246,054 during the seven months ended July 31, 2007 due to the longer reporting period, and a general expansion of operations and personnel in the current period as compared to the prior period, and more significant marketing activities in the current period.

  Impairment loss increase to $247,830 during the year ended July 31, 2008 from $51,390 during the seven months ended July 31, 2007. In August 2008 we opted not to renew certain mineral claims with the Bureau of Land Management in the States of New Mexico and Wyoming. Accordingly, an impairment loss was recorded as of July 31, 2008 to reflect the change in valuation based on subsequent events. In the prior fiscal period, an impairment loss was recorded on the Jebsen AB project following unfavorable results from the exploration.

  Interest and finance charges decreased to $55,334 during the year ended July 31, 2008 from $116,396 during the seven months ended July 31, 2007. Interest and finance charges consist of the fair value of warrant issuances, resulting from delays in S-1 Registration Statements becoming effective.

  Management fees increased to $791,695 during the year ended July 31, 2008 from $302,697 during the seven months ended July 31, 2007 due primarily to the longer reporting period, and increases in executive compensation over the prior year.

  Management fees - stock based increased to $2,019,250 during the year ended July 31, 2008 from $1,774,500 during the seven months ended July 31, 2007. The current and prior period expense consists of the fair value of option grants earned during the period.

  Mineral property expenditures increased to $7,003,437 during the year ended July 31, 2008 from $2,485,501 during the seven months ended July 31, 2007 due to the longer reporting period, and the expansion of exploration activities over the prior period, primarily in the Goliad project.

  Professional fees increased to $739,853 during the year ended July 31, 2008 from $317,225 during the seven months ended July 31, 2007 due primarily to the longer reporting period, and increases in audit and review costs in addition to increases in counsel fees associated with the growth in our operations.

  Wages and benefits - stock based increased to $1,326,395 during the year ended July 31, 2008 from $236,213 during the seven months ended July 31, 2007. The current and prior year expense consists of the fair value of option grants earned during the period.

Interest and other income decreased to $169,812 during the year ended July 31, 2008 from $319,824 during the seven months ended July 31, 2007 due to higher cash balances maintained during the prior period. A $47,548 gain on the sale of marketable securities was realized during the year ended July 31, 2008 from the sale of investments. There were no investment related transactions during the prior period.

Deferred tax expense increased to $195,171 during the year ended July 31, 2008 from a deferred tax benefit of $195,171 during the seven months ended July 31, 2007. The deferred tax benefit was calculated on the estimated unrealized gain on available-for-sale securities in the prior fiscal period which was reflected in other comprehensive income.

Our net loss during the year ended July 31, 2008 was $19,236,124 or ($0.49) per share, compared to a net loss of $8,044,743 or ($0.22) per share during the seven months ended July 31, 2007. The weighted average number of shares outstanding was 39,397,704 for the year ended July 31, 2008 compared to 36,389,384 for the seven months ended July 31, 2007.

Seven Months Ended July 31, 2007 Compared to Fiscal Year Ended December 31, 2006

We are an exploration stage company and net production revenues during the seven months ended July 31, 2007, and fiscal year ended December 31, 2006, were $Nil. Our net loss for the seven months ended July 31, 2007, was $8,044,743 compared to a net loss of $11,608,135 during fiscal year ended December 31, 2006.

Operating expenses incurred during the seven months ended July 31, 2007, decreased to $8,571,200 from $12,078,099 incurred during the fiscal year ended December 31, 2006. The decrease is primarily due to reduced consulting fees including stock based consulting charges, which is partially offset by the expansion of current operations and the corresponding change in exploration costs associated with the development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

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

  Depreciation increased to $84,140 during the seven months ended July 31, 2007, from $56,872 during the fiscal year ended December 31, 2006, due to significant investments in property and equipment during the current fiscal period and the last half of the prior fiscal year;

  General and administrative costs decreased to $2,246,054 during the seven months ended July 31, 2007, from $2,496,900 during the fiscal year ended December 31, 2006, due to the expansion in operations and personnel during the current fiscal period which is offset by the shorter reporting period;

  Impairment loss on mineral properties increased to $51,390 during the seven months ended July 31, 2007, from $Nil during the fiscal year ended December 31, 2006. In the current period, acquisition costs for our Jebsen AB project were written down to $Nil following unfavorable results from the exploration program;

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

  Mineral property expenditures increased to $2,485,501 during the seven months ended July 31, 2007, from $1,832,662 during the fiscal year ended December 31, 2006, due to the expansion of exploration activities over the prior period, where exploration was carried out primarily in the later stages of the year;

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

Of the $8,571,200 incurred as operating expenses during the seven months ended July 31, 2007, an aggregate of $302,697 was incurred payable to certain officers and directors in management and consulting fees. Of the $302,697: (i) we incurred to our President and Chief Executive Officer an aggregate of $88,750 in connection with performance of managerial, administrative and business development services; (ii) we incurred to our Chief Operating Officer an aggregate of $93,750 in connection with performance of managerial and operational services; and (iii) we incurred to our Chief Financial Officer an aggregate of $51,707 in connection with performance of administrative and financial services. As of the date of this Annual Report there were no amounts due and owing to our directors and officers. We also paid $20,745 in consulting fees and $11,980 in media and website development and hosting fees to private companies controlled by direct family members of two directors.

Interest and other income increased to $331,286 during the seven months ended July 31, 2007, from $106,207 during the fiscal year ended December 31, 2006, due to significantly higher cash balances maintained throughout the current period. During the fiscal year ended December 31, 2006, we recorded a $363,757 gain on the sale of the Cadena database.

Deferred tax benefit increased to $195,171 during the seven months ended July 31, 2007 from $Nil during the fiscal year ended December 31, 2006. The deferred tax benefit is calculated on the estimated unrealized gain on available-for-sale securities in the current fiscal period which is reflected in other comprehensive income.

Our net loss during the seven months ended July 31, 2007, was $8,044,743 or ($0.22) per share, compared to a net loss of $11,608,135 or ($0.44) per share during the fiscal year ended December 31, 2006. The weighted average number of shares outstanding was 36,389,384 for the seven months ended July 31, 2007, compared to 26,342,512 for the fiscal year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Our net loss for fiscal year ended December 31, 2006 was approximately $11,608,135 compared to a net loss of $1,377,432 during fiscal year ended December 31, 2005. During fiscal years ended December 31, 2006 and 2005, we did not generate any revenue.

During fiscal year ended December 31, 2006, we incurred expenses of approximately $12,078,099 compared to $1,377,432 incurred during fiscal year ended December 31, 2005. These operating expenses incurred during fiscal year ended December 31, 2006 consisted of: (i) mineral property expenditures of $1,832,662 (2005: $349,891), (ii) general and administrative expenses of $2,496,900 (2005: $136,739); (iii) management fees of $647,248 (2005:

$128,860); (iv) professional fees of $315,564 (2005: $73,684); (v) management fees - stock-based relating to the valuation of stock options granted to our officers and directors of $923,253 (2005: $Nil); (vi) consulting fees of $708,555 (2005: $Nil); (vii) wages and benefits - stock-based relating to the valuation of stock options granted to our employees of $431,078 (2005: $Nil); (vii) consulting fees - stock based relating to the valuation of stock options granted to our consultants of $4,665,967 (2005: $684,008); and (viii) depreciation in the amount of $56,872 (2005 $Nil).

Operating expenses incurred during fiscal year ended December 31, 2006 increased primarily due to the increase in exploration costs associated with the increased acquisition and exploration of our uranium properties and related infrastructure. General and administrative expenses incurred during fiscal year ended December 31, 2006 primarily increased due to expenditures relating to corporate marketing and increased business operations pertaining to the increased number of uranium properties acquired. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Stock based compensation relating to management fees, consulting fees and wages and benefits incurred during fiscal year ended December 31, 2006 substantially increased due to the recording of the non-cash expense of $4,665,967, $923,253 and $431,078, respectively, in connection with the grant of stock options to our officers/directors, employees and consultants.

Of the $12,078,099 incurred as operating expenses during fiscal year ended December 31, 2006, an aggregate of $216,680 was incurred payable to International Market Trend ("IMT") for amounts due and owing for operational, administrative and financial services rendered during fiscal year ended December 31, 2006. On December 1, 2005, we entered into a financial consulting agreement with IMT (the "Consulting Agreement"). In accordance with the terms and provisions of the Consulting Agreement: (i) we pay to IMT $10,000 monthly for services rendered by IMT; and (ii) we granted to IMT and/or its designates 1,300,000 Stock options exercisable at $0.50 per share.

Of the $12,078,099 incurred as operating expenses during fiscal year ended December 31, 2006, an aggregate of $647,248 was incurred payable to certain officers and directors in management and consulting fees. Of the $647,248: (i) we incurred to our President/Chief Executive Officer an aggregate of $130,000 in connection with performance of managerial, administrative and business development services and an additional $130,000 as bonus; (ii) we incurred to our Chief Operating Officer an aggregate of $137,143 in connection with performance of managerial and operational services; (iii) we incurred to our Chief Exploration Officer an aggregate of $182,000 in connection with performance of exploration related services; and (iv) we incurred to our Chief Financial Officer an aggregate of $37,019 in connection with performance of administrative and financial services. As at December 31, 2006, there were no amounts due and owing to our directors and officers with the exception of the bonuses in the amounts of $225,581 due and owing to our President/Chief Executive Officer, Chief Operating Officer, Chief Exploration Officer and Chief Financial Officer. We also paid an aggregate $10,224 to a private company of which Amir Adnani, our President/Chief Executive Officer, was a director for marketing and media services rendered on our behalf.

Operating expenses incurred during fiscal year ended December 31, 2006 were offset by income aggregating $106,207 consisting of $76,494 in interest income and $29,713 in other income from proceeds received for consulting services provided, in addition to a $363,757 gain on the sale of assets, resulting in a net loss of $11,608,135. Operating expenses incurred during fiscal year ended December 31, 2005 were not offset by any income resulting in a net loss of $1,377,432.

Our net loss during fiscal year ended December 31, 2006 was $11,608,135 or ($0.44) per share compared to a net loss of $1,377,432 or ($0.08) per share during fiscal year ended December 31, 2005. The weighted average number of shares outstanding was 26,342,512 for fiscal year ended December 31, 2006 compared to 17,298,582 for fiscal year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our net losses during fiscal year ended December 31, 2005 were approximately $1,377,432 compared to a net loss of $109,322 for fiscal year ended December 31, 2004. During fiscal years ended December 31, 2005 and 2004, we did not generate any revenue from operations.

During fiscal year ended December 31, 2005, we incurred expenses of approximately $1,377,432 compared to expenses of $109,322 during fiscal year ended December 31, 2004. These operating expenses consisted of: (i)$349,891 (2004: $38,264) in exploration costs; (ii) $136,739 (2004: $12,009) as general and administrative expenses; (iii) $128,860 (2004: $31,943) in management fees; (iv) $73,684 (2004: 27,106) in professional fees; and (v) $684,008 (2004: $Nil) in stock-based compensation relating to the valuation of Stock Options granted to our officers, directors and consultants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

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

Our net loss during fiscal year ended December 31, 2005 was $1,377,432 or ($0.08) per share compared to a net loss of $109,322 or ($0.10) per share for fiscal year ended December 31, 2004. The weighted average number of shares outstanding was 17,298,582 at December 31, 2005 compared to 1,070,596 at December 31, 2004.

Liquidity and Capital Resources
	As at December 31, 2006	As at July 31, 2007	As at July 31, 2008

Cash and cash equivalents	$13,581,377	$9,083,453	$13,137,318
Working capital	13,460,648	9,593,649	12,749,800
Total assets	18,048,453	22,525,727	29,131,183
Total liabilities	532,043	379,157	865,390
Stockholders' equity	17,516,410	22,146,570	28,265,793

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities during the year ended July 31, 2008 was $14,259,956 compared to $5,328,362 during the seven months ended July 31, 2007. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

For the seven months ended July 31, 2007, net cash flows used in operating activities were $5,328,362, compared to $5,603,482 in the year ended December 31, 2006. Net cash flows used in operating activities were adjusted by $2,714,771 to reconcile the non-cash expense of stock based compensation.

For fiscal year ended December 31, 2006, net cash flows used in operating activities was $5,603,482. Net cash flows used in operating activities was adjusted by $6,020,298 to reconcile the non-cash expense of stock options granted.

For fiscal year ended December 31, 2005, net cash flow used in operating activities was $400,987, consisting primarily of a net loss of $1,377,432. The change in net cash flows used in operating activities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 related primarily to the increase in the non-cash expense of stock options granted of $6,020,298 (2005: $684,008). In fiscal year ended December 31, 2006, an increase in accounts payable provided cash of $192,006 compared to $85,601 in fiscal year ended December 31, 2005.

Cash Flows from Investing Activities

Net cash used in investing activities during the year ended July 31, 2008 was $3,432,556 compared to $2,882,481 in the seven months ended July 31, 2007. Significant investing expenditures during the current period included mineral property acquisitions, including a $980,000 payment related to the Cibola Resources LLC agreement, a $500,000 payment for the Tronox database acquisition, payments totaling $200,000 relating to the F-33 agreement, and $779,149 in purchases of equipment.

For the seven months ended July 31, 2007, net cash flows used in investing activities were $2,882,481, compared to $835,050 for the year ended December 31, 2006, consisting primarily of the acquisition of mineral rights and properties.

For fiscal year ended December 31, 2006, net cash flows used in investing activities was $835,050 consisting primarily of minerals rights and properties acquisitions of $548,852, the purchase of equipment of $224,740 (2005 $Nil) and restricted cash deposits of $136,458 (2005: $Nil).

For fiscal year ended December 31, 2005, net cash flows used in investing activities was $350,623 consisting primarily of minerals rights and properties acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended July 31, 2008 was $21,746,377 compared to $3,712,919 during the seven months ended July 31, 2007. During the current period, we received net proceeds of $21,637,396 primarily from the sale our common stock pursuant to private placements.

For the seven months ended July 31, 2007, net cash flows from financing activities were $3,712,919, compared to $19,912,749 in the year ended December 31, 2006, pertaining primarily to proceeds received from the sale of our common stock.

For fiscal year ended December 31, 2006, net cash flows from financing activities was $19,912,749 compared to $452,500 for fiscal year ended December 31, 2005, pertaining primarily to proceeds received from the sale of our common stock and offset by payment of financing charges of $329,700.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operation and Funding

Our existing working capital is not expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Going Concern

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at July 31, 2008, the Company has working capital of $12,749,800 and an accumulated deficit of $40,399,888. Existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for the next 12 months is dependent on implementing management plans relating to cost reduction and cash spending programs. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $46,551,573 from the issuance of shares of the Company's common stock.

Material Commitments

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

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Annual Report, the Company has paid $2,450,000 in mineral right and property acquisition costs, $36,750 in database acquisition costs, and an additional $509,839 in exploration costs on behalf of Cibola for a cumulative contribution of $2,996,589.

On September 6, 2007 we entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, we paid a retainer of $100,000, with the balance of the agreement due upon completion of the services.

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs"), for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008, and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full. On August 25, 2008 we entered into an amendment agreement pursuant to which the total consideration payable was reduced to $300,000 as follows: i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and $57,000 cash (paid) and $38,000 by way of issuance of 19,000 restricted common shares of the Company at a deemed price of $2.00 per share (pending regulatory approval) on August 15, 2008, and a final payment of $50,000 by way of cash, plus $50,000 by way of restricted common shares of the Company at a deemed price based on the average closing price of the shares on the 5 previous days preceding the payment due date of October 31, 2009.

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

On August 1, 2008, we entered into a financial consulting agreement with Epoch Financial Group, Inc. ("Epoch") for a six-month term (the "Epoch Financial Consulting Agreement"). In accordance with the terms and provisions of the Epoch Financial Consulting Agreement: (i) Epoch will disseminate our news releases, investor packages, research reports and corporate and industry sector materials; (ii) Epoch will promote investor awareness to the investment community; (iii) Epoch will arrange meetings with industry sector analysts, stock brokers and portfolio managers; and (iv) we will pay Epoch a monthly fee of $6,000 and issue to Epoch an aggregate of 2,500 restricted shares of common stock per month.

We are committed to pay our key executives a total of approximately $610,000 per year for management services.

We are currently leasing office premises in New Mexico, Texas, and Wyoming for monthly payments totaling $8,655. All office lease agreements have a term of no more than three years.

The following sets forth our contractual obligations in tabular form as at July 31, 2008:
Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital Lease Obligations	$Nil	$Nil	$Nil	$Nil	$Nil
Operating Leases	$114,473	$85,362	$29,111	$Nil	$Nil
Purchase Obligations	$395,000	$195,000	$200,000	$Nil	$Nil
Other Long-Term Liabilities	$324,983	$294,983	$30,000	$Nil	$Nil
Reflected on the Registrant's Balance Sheet under GAAP	$Nil	$Nil	$Nil	$Nil	$Nil

Total	$834,456	$575,345	$259,111	$Nil	$Nil

Purchase of Significant Equipment

We currently do not plan to acquire any significant equipment in fiscal 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

As of the date of this annual report, we have not established any proven or probable reserves on our mineral properties and have incurred only acquisition and exploration costs.

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

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," we will capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations would be accreted to an undiscounted value until the time at which it they are expected to be settled. Actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Future reclamation and remediation costs, which include production equipment removal and environmental remediation, are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by our engineering studies calculating the cost of future of surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Stock-Based Compensation

On January 1, 2006, the we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of our 2006 fiscal year. Stock-based compensation expense for employee awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks related to foreign currency exchange rate fluctuations. However, they have not had a material impact on our results of operations to date.

Our functional currency is the United States dollar. However, a significant portion of our business is transacted in other currencies (the Canadian dollar). As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

ITEM 8. FINANCIAL STATEMENTS

URANIUM ENERGY CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2008

Reports of independent registered public accounting firms

Balance sheets

Statements of operations

Statements of stockholders' equity

Statements of cash flows

Notes to financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders of Uranium Energy Corp.

We have audited the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2008 and 2007, and the related statements of operations, stockholders equity, and cash flows for the 12 months ended July 31, 2008 and the 7 months ended July 31, 2007, and for the period May 16, 2003 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period May 16, 2003 (inception) through December 31, 2006, were audited by other auditors whose report dated February 26, 2007 expressed an unqualified opinion on those statements. The financial statements for the period May 16, 2003 (inception) through December 31, 2006 include total net loss of $13,119,021. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period May 16, 2003 (inception) through July 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. as at July 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended July 31, 2008, the seven month period July 31, 2007, and the period from May 13, 2003 (inception) through July 31, 2008, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2008 expressed an adverse opinion thereon.

Vancouver, Canada October 22, 2008	/s/ Ernst & Young LLP Chartered Accountants

Independent Auditors' Report on Internal Controls under Standards of the Public Company Accounting Oversight Board (United States)

To the Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.'s (the "Company") internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in their accompanying report. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

  Inadequate entity-level controls, due to: (i) weak tone at the top to implement an effective control environment, and (ii) failure in the operation of the Company's whistle-blower policy;

  Inadequate segregation of duties consistent with control objectives;

  Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of United States generally accepted accounting principles and Securities and Exchange Commission disclosure requirements; and

  Ineffective controls over period end financial disclosure and reporting processes.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Uranium Energy Corp. has not maintained effective internal control over financial reporting as of July 31, 2008, based on the COSO criteria.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated October 22, 2008 on those financial statements.

Vancouver, Canada October 22, 2008	/s/ Ernst & Young LLP Chartered Accountants

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

February 26, 2007 Vancouver, Canada	"DMCL" DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	July 31, 2008	July 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$ 13,137,318	$ 9,083,453
Restricted cash (Note 3)	164,376	4,500
Available-for-sale securities (Note 4)	-	717,198
Accounts and interest receivable	48,745	4,415
Due from related parties (Note 9)	10,157	-
Prepaid expenses and deposits	254,594	163,240

	13,615,190	9,972,806

MINERAL RIGHTS AND PROPERTIES (Note 5)	13,376,497	11,463,208
DATABASES (Note 6)	970,354	536,183
LAND USE AGREEMENTS (Note 7)	41,920	-
PROPERTY AND EQUIPMENT (Note 8)	1,127,222	553,530

	$ 29,131,183	$ 22,525,727

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 865,390	$ 379,157

STOCKHOLDERS' EQUITY
Capital stock (Note 10)
Common stock $0.001 par value: 750,000,000 shares authorized 46,318,739 shares issued and outstanding (July 31, 2007 - 37,612,088)	46,319	37,612
Additional paid-in capital	68,619,362	42,950,985
Common share and warrant proceeds	-	34,750
Deficit accumulated during the exploration stage	(40,399,888)	(21,163,764)
Accumulated other comprehensive income	-	286,987

	28,265,793	22,146,570

	$ 29,131,183	$ 22,525,727

COMMITMENTS AND CONTINGENCIES (Notes 5, 8 and 12)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period from May 16, 2003 (inception) to July 31, 2008

EXPENSES
Consulting fees	$ 522,718	$ 253,026	$ 708,555	$ 1,484,299
Consulting fees - stock based (Note 10)	463,125	704,058	4,665,967	6,517,158
Depreciation and amortization	372,886	84,140	56,872	513,898
General and administrative	5,726,145	2,246,054	2,496,900	10,619,372
Impairment loss on mineral properties (Note 5)	247,830	51,390	-	303,470
Interest and finance charges (Note 10)	55,334	116,396	-	171,730
Management fees	791,695	302,697	647,248	1,915,101
Management fees - stock based (Note 10)	2,019,250	1,774,500	923,253	4,717,003
Mineral property expenditures (Note 5)	7,003,437	2,485,501	1,832,662	11,710,454
Professional fees	739,853	317,225	315,564	1,482,682
Wages and benefits - stock based (Note 10)	1,326,395	236,213	431,078	1,993,686

	19,268,668	8,571,200	12,078,099	41,428,853

LOSS BEFORE OTHER ITEMS	(19,268,668)	(8,571,200)	(12,078,099)	(41,428,853)

OTHER ITEMS
Gain on sale of assets	-	-	363,757	363,757
Gain on sale of investments	47,548	-	-	47,548
Interest income	169,812	319,824	76,494	566,130
Other income	10,355	11,462	29,713	51,530

	227,715	331,286	469,964	1,028,965

LOSS BEFORE INCOME TAXES	(19,040,953)	(8,239,914)	(11,608,135)	(40,399,888)
INCOME TAXES
Deferred income tax (expense) benefit	(195,171)	195,171	-	-

NET LOSS FOR THE PERIOD	(19,236,124)	(8,044,743)	(11,608,135)	(40,399,888)
OTHER COMPREHENSIVE (LOSS) INCOME (NET OF INCOME TAXES) (Note 4)	(286,987)	286,987	-	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$ (19,523,111)	$ (7,757,756)	$ (11,608,135)	$ (40,399,888)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.49)	$ (0.22)	$ (0.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	39,397,704	36,389,384	26,342,512

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2008

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity

	Shares	Amount

Balance, May 16, 2003	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	-	-	(24,133)	-	(24,133)

Balance, December 31, 2003	-	-	-	-	-	(24,133)	-	(24,133)

Common stock
Issued for cash at $0.0013 per share	11,550,000	7,700	7,700	-	-	-	-	15,400
Issued for cash at $0.20 per share	2,413,936	1,610	481,186	-	-	-	-	482,796
Issued on the conversion of debenture at $0.0013 per share	2,250,000	1,500	1,500	-	-	-	-	3,000
Issued on the conversion of debenture at $0.20 per share	35,000	23	6,977	-	-	-	-	7,000
Issued on settlement of debts	79,647	53	15,876	-	-	-	-	15,929

Net loss for the year	-	-	-	-	-	(109,322)	-	(109,322)

Balance, December 31, 2004	16,328,583	10,886	513,239	-	-	(133,455)	-	390,670

Common stock
Issued for cash at $0.333 per share	1,357,500	905	451,595	-	-	-	-	452,500
Issued pursuant to mineral property expenditures	825,000	550	274,450	-	-	-	-	275,000
Issued pursuant to service agreements	1,950,000	1,300	648,700	-	(650,000)	-	-	-

Stock based compensation	-	-	684,008	-	-	-	-	684,008

Reclassification for stock split	-	6,820	(6,820)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(1,377,431)	-	(1,377,431)

Balance, December 31, 2005	20,461,083	$ 20,461	$ 2,565,172	$ -	$ (650,000)	$ (1,510,886)	$ -	$ 424,747

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2008

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity

	Shares	Amount

Balance, December 31, 2005	20,461,083	$ 20,461	$ 2,565,172	$ -	$ (650,000)	$ (1,510,886)	$ -	$ 424,747

Common stock
Issued for cash at $1.00 per share	300,000	300	299,700	-	-	-	-	300,000
Issued for cash at $2.00 per share	2,525,000	2,525	5,047,475	-	-	-	-	5,050,000
Issued for cash at $2.50 per share	5,200,000	5,200	12,994,800	250,000	-	-	-	13,250,000
Issued on the exercise of options	3,137,505	3,137	1,622,563	-	-	-	-	1,625,700
Issued pursuant to mineral property expenditures	1,518,750	1,519	2,592,231	-	-	-	-	2,593,750
Issued pursuant to service agreements
- consulting services	1,172,500	1,173	1,156,327	-	(246,458)	-	-	911,042
- property expenditures	56,250	56	138,694	-	-	-	-	138,750

Share issuance costs	-	-	(329,700)	-	-	-	-	(329,700)

Stock based compensation
- options issued for consulting services	-	-	2,130,149	-	-	-	-	2,130,149
- options issued for management fees	-	-	273,253	-	-	-	-	273,253
- options issued for property expenditures	-	-	57,250	-	-	-	-	57,250
- options issued for wages and benefits	-	-	431,078	-	-	-	-	431,078
- warrants issued for consulting services	-	-	1,618,526	-	-	-	-	1,618,526

Amortization of deferred compensation	-	-	-	-	650,000	-	-	650,000
Net loss for the year	-	-	-	-	-	(11,608,135)	-	(11,608,135)

Balance, December 31, 2006	34,371,088	$ 34,371	$ 30,597,518	$ 250,000	$ (246,458)	$ (13,119,021)	$ -	$ 17,516,410

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2008

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity

	Shares	Amount

Balance, December 31, 2006	34,371,088	$ 34,371	$ 30,597,518	$ 250,000	$ (246,458)	$ (13,119,021)	$ -	$ 17,516,410

Common stock
Issued for cash at $2.50 per share	200,000	200	499,800	(250,000)	-	-	-	250,000
Issued on the exercise of options	995,000	995	744,004	-	-	-	-	744,999
Issued on the exercise of warrants	1,283,500	1,284	2,907,467	34,750	-	-	-	2,943,501
Issued pursuant to mineral property acquisitions	750,000	750	5,369,250	-	-	-	-	5,370,000
Issued pursuant to consulting service agreements	12,500	12	74,713	-	-	-	-	74,725

Stock based compensation
- options issued for consulting services	-	-	382,875	-	-	-	-	382,875
- options issued for management fees	-	-	1,774,500	-	-	-	-	1,774,500
- options issued for property expenditures	-	-	248,250	-	-	-	-	248,250
- options issued for wages and benefits	-	-	236,212	-	-	-	-	236,212

Warrants issued as penalties pursuant to private placement agreements	-	-	116,396	-	-	-	-	116,396

Amortization of deferred compensation	-	-	-	-	246,458	-	-	246,458
Net loss for the period	-	-	-	-	-	(8,044,743)	-	(8,044,743)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	286,987	286,987

Balance, July 31, 2007	37,612,088	$ 37,612	$ 42,950,985	$ 34,750	$ -	$ (21,163,764)	$ 286,987	$ 22,146,570

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2008

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity

	Shares	Amount

Balance, July 31, 2007	37,612,088	$ 37,612	$ 42,950,985	$ 34,750	$ -	$ (21,163,764)	$ 286,987	$ 22,146,570

Common stock
Issued for cash at $2.40 per share	6,476,916	6,477	15,538,123	-	-	-	-	15,544,600
Issued for cash at $3.75 per share	1,800,000	1,800	6,748,200	-	-	-	-	6,750,000
Issued on the exercise of options	330,000	330	206,260	-	-	-	-	206,590
Issued on the exercise of warrants	48,235	48	137,707	(34,750)	-	-	-	103,005
Issued pursuant to consulting service agreements	51,500	52	147,618	-	-	-	-	147,670

Share issuance costs	-	-	(966,799)	-	-	-	-	(966,799)

Stock based compensation
- options issued for consulting services	-	-	337,151	-	-	-	-	337,151
- options issued for management fees	-	-	2,019,250	-	-	-	-	2,019,250
- options issued for wages and benefits	-	-	1,326,395	-	-	-	-	1,326,395

Warrants issued as penalties pursuant to private placement agreements	-	-	55,334	-	-	-	-	55,334
Recovery of short swing profits	-	-	119,138	-	-	-	-	119,138
Net loss for the period	-	-	-	-	-	(19,236,124)	-	(19,236,124)
Reversal of unrealized gain on disposal of available-for-sale securities	-	-	-	-	-	-	(286,987)	(286,987)

Balance, July 31, 2008	46,318,739	$ 46,319	$ 68,619,362	$ -	$ -	$ (40,399,888)	$ -	$ 28,265,793

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2003 (inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (19,236,124)	$ (8,044,743)	$ (11,608,135)	$ (40,399,888)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	3,808,770	2,714,771	6,020,298	13,227,847
Stock based mineral property expenditures	-	-	138,750	138,750
Impairment loss on mineral properties	247,830	51,390	-	303,470
Non-cash interest and finance charges	55,334	116,396	-	171,730
Depreciation and amortization	372,886	84,140	56,872	513,898
Deferred income tax expense (benefit)	195,171	(195,171)	-	-
Gain on sale of assets	-	-	(363,757)	(363,757)
Gain on sale of investments	(47,548)	-	-	(47,548)
Changes in operating assets and liabilities:
Accounts and interest receivable	(44,330)	15,605	(20,020)	(48,745)
Prepaid expenses and deposits	(91,354)	(143,444)	(19,496)	(234,067)
Accounts payable and accrued liabilities	479,409	72,694	192,006	847,038

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(14,259,956)	(5,328,362)	(5,603,482)	(25,891,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	21,637,396	3,938,500	19,896,000	46,442,592
Recovery of short swing profits	119,138	-	-	119,138
Advances from related parties	-	-	16,749	225,581
Advances and repayments to related parties	(10,157)	(225,581)	-	(235,738)

NET CASH FLOWS FROM FINANCING ACTIVITIES	21,746,377	3,712,919	19,912,749	46,551,573

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights and properties	(2,161,119)	(2,534,601)	(548,852)	(5,472,468)
Acquisition of databases	(600,000)	(81,750)	(75,000)	(901,750)
Acquisition of land use rights	(15,000)	-	-	(15,000)
Purchase of property and equipment	(779,149)	(398,088)	(224,740)	(1,401,977)
Proceeds from sale of assets	-	-	150,000	150,000
Proceeds from sale of investments	282,588	-	-	282,588
Restricted cash	(159,876)	131,958	(136,458)	(164,376)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,432,556)	(2,882,481)	(835,050)	(7,522,983)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,053,865	(4,497,924)	13,474,217	13,137,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,083,453	13,581,377	107,160	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,137,318	$ 9,083,453	$ 13,581,377	$ 13,137,318

SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES (Note 13)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 1: NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To July 31, 2008, interests in approximately 75,330 net acres of mineral properties have been staked, leased or optioned by the Company.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at July 31, 2008 the Company has working capital of $12,749,800 and an accumulated deficit of $40,399,888. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for the next 12 months is dependent on implementing management plans relating to cost reduction and cash spending programs. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $46,442,592 from the issuance of shares of the Company's common stock.

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
JULY 31, 2008

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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

Future reclamation and remediation costs, which include production equipment removal and environmental remediation, are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by the Company's engineering studies calculating the cost of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company will capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations would be accreted to an undiscounted value until the time at which it they are expected to be settled. Actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Loss per Common Share

Basic loss per share includes no potential dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Foreign Currency Translation

The functional currency of the Company, including its subsidiary, is United States dollars. UEC Resources Ltd. maintains its accounting records in their local currency (Canadian dollar). In accordance with SFAS No. 52, "Foreign Currency Translation", the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of the Company's fiscal year 2006. Stock-based compensation expense for employee awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. On a quarterly basis, the Company estimates expected forfeitures and updates the valuation accordingly.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Property and Equipment

Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

Computer Equipment Exploration Equipment Furniture and Fixtures Leasehold Improvements Vehicles	3 years 5 years 5 years term of lease 5 years

Recent Accounting Pronouncements

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

NOTE 3: RESTRICTED CASH

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 2.0% per annum, are automatically renewable and are protected by federal insurance up to $100,000. During the year ended July 31, 2008 the Company transferred certificates of deposits from the AB Claims project in the total aggregate amount of $136,458 under the same terms as above for drill hole reclamation bonding on the Burnt Wagon exploration project, Natrona county, Wyoming. Additionally, the Company has placed additional deposits of $18,000 with the Arizona State Land Department pursuant to exploration activities in the State of Arizona, and placed a deposit of $5,418 with the State of Colorado pursuant to exploration activities in that state.

NOTE 4: AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of shares in a publicly traded uranium exploration company listed on the Toronto and Johannesburg Stock Exchanges. During the year ended July 31, 2008 the Company realized a $47,548 gain on the disposal of available-for-sale securities, and correspondingly, the unrealized gain of $286,987 was eliminated in accumulated other comprehensive income.

NOTE 5: MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As of July 31, 2008 a total of 82,859 gross acres (75,330 net mineral acres) of mineral properties have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $5,472,467 plus $8,207,500 representing the fair value of non-cash compensation, for a cumulative cost of $13,679,967. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of July 31, 2008 total yearly recurring maintenance payments of $333,002 are required to maintain existing mineral leases.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

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

Acquisition costs for the Moore Option total $8,407,500 as of July 31, 2008 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $275,938 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,683,438 as of July 31, 2008.

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

    an initial payment of $25,000 on the execution date (paid);

    a payment of $100,000 on March 28, 2007 (paid);

    a payment of $475,000 on or before April 27, 2007 (paid);

    a further payment of $500,000 on or before April 27, 2008 ($475,000 paid); and

    a final payment of $400,000 on or before April 27, 2009.

    Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire. Additionally, the Company has incurred $11,661 in other mineral right and property acquisition charges related to the Holley Option, for a cumulative cost of $1,181,661 as of July 31, 2008.

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
    JULY 31, 2008

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $509,839 in exploration costs on behalf of Cibola for a cumulative contribution of $2,996,589. As an exploration stage company, Cibola has no liabilities as of July 31, 2008 and accordingly, $2,450,000 in mineral right and property acquisition costs in addition to $36,750 in database acquisition costs have been capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

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

    Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of U.S. $1,200,000 in the following manner and at the following times (refer to Note 13):

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
JULY 31, 2008

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

Additionally, the Company has incurred $16,600 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $121,600 as of July 31, 2008.

F-33 Acquisition (Todilto)

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date. Additionally, the Company has incurred $91,681 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $291,681 as of July 31, 2008.

Mineral rights and properties acquisition costs consist of the following:
	July 31, 2008	July 31, 2007

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	$ 2,450,000	$ 1,470,000
Goliad, Texas	8,683,438	8,625,568
Holley Option, Colorado, New Mexico and Utah	1,181,661	694,761
New River, Arizona	121,600	-
Todilto, New Mexico	291,681	-
Other Property Acquisitions	951,587	728,519

	13,679,967	11,518,848
Write Down for Loss on Impairment (refer to Note 13)	(303,470)	(55,640)

	$ 13,376,497	$ 11,463,208

Mineral property exploration costs on a regional basis are as follows:
	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2006 (inception) to July 31, 2008

Exploration Costs
Arizona	$ 16,443	$ -	$ 13,528	$ 93,383
Colorado	177,140	13,504	6,500	228,165
Nevada	-	-	-	963
New Mexico	560,843	182,089	53,261	796,193
Texas	5,847,212	2,145,550	1,503,393	9,630,421
Utah	33,544	-	-	40,901
Wyoming	368,255	144,358	255,980	920,428

	$ 7,003,437	$ 2,485,501	$ 1,832,662	$ 11,710,454

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 6: DATABASES

Database acquisition costs consist of the following:
	July 31, 2008	July 31, 2007

Mineral Property Databases
Moore	$ 141,890	$ 141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	209,000
Halterman	166,500	166,500
Peirce	36,750	36,750
Jebsen	100,000	-
Tronox, LLC	500,000	-

	1,204,140	604,140
Accumulated Amortization	(233,786)	(67,957)

	$ 970,354	$ 536,183

NOTE 7: LAND USE AGREEMENTS

Land use acquisition costs, including right of way and easement agreements consist of the following:
	July 31, 2008	July 31, 2007

Land Use Agreements
Real Right of Way	$ 15,000	$ -
Stanford Right of Way	28,520	-

	43,520	-
Accumulated Amortization	(1,600)	-

	$ 41,920	$ -

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment acquisition costs consist of the following:
	July 31, 2008	July 31, 2007

Property and Equipment
Computer Equipment	$ 239,217	$ 98,897
Exploration Equipment	232,322	126,951
Furniture and Fixtures	59,997	43,723
Land	175,144	-

Leasehold Improvements	8,728	8,728
Vehicles	686,569	344,529

	1,401,977	622,828
Less: accumulated depreciation	(274,755)	(69,298)

	$ 1,127,222	$ 553,530

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 9: DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended July 31, 2008 the Company had transactions with certain officers and directors of the Company as follows:

    incurred $791,695 in management fees, and recorded $2,019,250 in stock based compensation for the fair value of options granted to directors and officers during the period;

    incurred $10,157 in general and administrative costs to be reimbursed by companies controlled by direct family members of current officer and a current director, which is outstanding as at July 31, 2008; and

    incurred $80,225 in consulting fees and $106,761 in general and administrative costs, including $38,796 in rental charges and $30,089 in media and website development fees, paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 10: SHAREHOLDERS' EQUITY

Share Capital

The Company's capital stock as at July 31, 2008 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As of July 31, 2008 1,755,060 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

On November 6, 2007 the Company issued 10,000 restricted common shares pursuant to a financial consulting agreement. At the time of issuance, the shares had a value of $4.46 per share and $44,600 was recorded as stock-based consulting fees. On January 24, 2008 the Company issued 7,500 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $2.42 per share and $18,150 was recorded as stock-based consulting fees. On April 30, 2008 the Company issued 7,500 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $2.42 per share and $18,150 was recorded as stock-based consulting fees. Additionally, on July 31, 2008 the Company recorded an obligation to issue 7,500 restricted common shares pursuant to the same agreement. At the time of issuance on August 13, 2008 the shares had a value of $2.06 per share and $15,450 was recorded as stock-based consulting fees.

On May 1, 2008 the Company issued 15,000 restricted common shares pursuant to a business consulting and services agreement. At the time of issuance, the shares had a value of $2.55 per share and $38,250 was recorded as stock-based consulting fees.

On May 22, 2008 the Company issued 11,500 restricted common shares pursuant to a right of way and easement agreement. At the time of issuance, the shares had a value of $2.48 per share and $28,520 was recorded as a stock-based asset acquisition to amortized over the term of the agreement.

On July 7, 2008 and July 18, 2008 the Company completed private placements in the aggregate amount of 6,476,916 Units at a subscription price of $2.40 for gross proceeds to the Company of $15,544,600. Each Unit is comprised of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company for a period of one year from the date of issuance at an exercise price of $3.10 per share.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As of July 31, 2008 3,419,812 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

During the year ended July 31, 2008 48,235 common share purchase warrants were exercised for total proceeds of $137,755 and 330,000 common stock options were exercised for total proceeds of $206,590.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Share Purchase Warrants

On June 15, 2007 the Company issued to certain investors an aggregate of 59,998 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 22, 2006 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2006. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than nine months from the June 15, 2007 effective date. If the Company failed to maintain the effectiveness of the registration statement for a period of eight months from the initial deadline of April 22, 2007, additional warrants could be issuable. As of July 31, 2008 no additional warrants are issuable as liquidated damages through the eight month period expired December 22, 2007.

On April 12, 2008, May 12, 2008 and June 12, 2008 the Company issued to certain investors on each respective day, an aggregate of 67,480 non-transferable common share purchase warrants to acquire an equivalent number of common shares of the Company pursuant to the investors' respective December 12, 2007 private placement subscription agreements with the Company. These warrants were issued as liquidated damages resulting from the delay in not having a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. This additional warrant issuance was provided for under the terms of the original subscription agreements whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. Each resulting warrant now entitles the holder thereof to purchase an additional share of the Company's restricted common stock under the same terms as the original warrants issued at the closing of the private placement in December of 2007. Under the terms of the subscription agreements, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. During the fiscal year ended July 31, 2008 the Company incurred $55,334 in interest and finance charges representing the fair value of the warrants issued as liquidated damages. As of July 31, 2008 1,755,060 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

A summary of the Company's common share purchase warrants as of July 31, 2008 and changes during the period is presented below:
	Number of warrants	Weighted average exercise price	Weighted average Remaining life (years)

Balance, December 31, 2006	5,133,500	$ 2.55	1.76
Issued	159,998	3.00	1.00
Exercised	(1,283,500)	(2.27)	(0.09)

Balance, July 31, 2007	4,009,998	2.66	1.70
Issued	5,240,898	3.54	1.62
Exercised	(48,235)	(2.86)	(0.56)

Balance, July 31, 2008	9,202,661	$ 3.16	1.25

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at July 31, 2008 was estimated at $590,000.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

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

On March 30, 2007, a total of 415,000 stock options were granted to employees, consultants, and officers at an exercise price of $5.70 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,962,950 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 116%. During the year ended July 31, 2008 the $599,801 value of the options earned during the period has been recorded as stock based consulting fees and wages.

On November 1, 2007 a total of 660,000 stock options were granted to employees and a director at an exercise price of $3.80 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,762,200 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.33%, a dividend yield of 0%, and an expected volatility of 87%. During the year ended July 31, 2008 the $1,131,676 value of the options earned during the period has been recorded as stock based consulting fees, management fees, and wages.

On January 25, 2008 a total of 100,000 stock options were granted to an employee and a consultant at an exercise price of $2.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $162,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.50%, a dividend yield of 0%, and an expected volatility of 80%. During the year ended July 31, 2008 the $60,400 value of the options earned during the period has been recorded as stock based consulting fees.

On February 11, 2008 a total of 65,000 stock options were granted to consultants at an exercise price of $2.68 per share. The term of these options is ten years. The fair value of these options at the date of grant of $125,450 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.00%, a dividend yield of 0%, and an expected volatility of 92%. During the year ended July 31, 2008 the $45,131 value of the options earned during the period has been recorded as stock based consulting fees.

On April 7, 2008 a total of 1,150,000 stock options were granted to employees, directors and officers at an exercise price of $2.50 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,874,500 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.23%, a dividend yield of 0%, and an expected volatility of 80%. During the year ended July 31, 2008 the $1,803,188 value of the options earned during the period has been recorded as stock based management fees and wages.

On May 15, 2008 a total of 90,000 stock options were granted to employees at an exercise price of $2.35 per share. The term of these options is ten years. The fair value of these options at the date of grant of $127,800 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 73%. During the year ended July 31, 2008 the $42,600 value of the options earned during the period has been recorded as stock based wages.

A summary of the Company's stock options as of July 31, 2008 and changes during the period is presented below:
	Number of options	Weighted average exercise price	Weighted average Remaining life (years)

Balance, December 31, 2006	4,072,500	$ 0.61	9.17
Issued	1,030,000	4.27	9.61
Exercised	(995,000)	(0.75)	(8.93)
Cancelled	(275,000)	(0.64)	(9.05)

Balance, July 31, 2007	3,832,500	1.44	8.82
Issued	2,065,000	2.93	10.00
Exercised	(330,000)	(0.62)	(8.20)
Cancelled	(105,000)	(5.61)	(8.83)

Balance, July 31, 2008	5,462,500	$ 1.97	8.46

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

The AIV under the provisions of SFAS No. 123R of all outstanding options at July 31, 2008 was estimated at $4,126,550. Additionally, the AIV of options exercised during the year ended July 31, 2008 was estimated at $872,733.

Stock Based Compensation

A summary of stock based compensation expense for the year ended July 31, 2008:
	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2003 (inception) to July 31, 2008

Stock Based Consulting
Amortization of deferred compensation	$ -	$ 246,458	$ 911,042	$ 1,157,500
Common stock issued for consulting services	125,975	74,725	6,250	206,950
Options issued to consultants	337,150	382,875	2,130,149	3,534,182
Warrants issued for consulting services	-	-	1,618,526	1,618,526

	463,125	704,058	4,665,967	6,517,158

Stock Based Management Fees
Amortization of deferred compensation	-	-	650,000	650,000
Options issued to management	2,019,250	1,774,500	273,253	4,067,003

	2,019,250	1,774,500	923,253	4,717,003

Stock Based Wages and Benefits
Options issued to employees	1,326,395	236,213	431,078	1,993,686

	$ 3,808,770	$ 2,714,771	$ 6,020,298	$ 13,227,847

NOTE 11: INCOME TAXES

As of July 31, 2008 the Company had United States and Canadian net operating loss carry forwards of approximately $18,521,801 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2018. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective August 1, 2007. The adoption of FIN 48 did not have any impact on the Company's financial position.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, FIN 48 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company has incurred taxable losses for all tax years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:
	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006

Federal income tax provision at statutory rate	(35.00)%	(35.00)%	(35.00)%
States income tax provision at statutory rates, net of federal income tax effect	(2.55)%	(5.48)%	(5.48)%

Total income tax provision	(37.55)%	(40.48)%	(40.48)%

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006

Loss before income taxes	$ (19,040,953)	$ (8,239,914)	$ (11,608,135)
Corporate tax rate	37.55%	40.48%	40.48%

Expected tax expense (recovery)	(7,121,393)	(3,335,517)	(4,698,973)
Increase (decrease) resulting from:
Permanent differences	1,010,229	715,422	1,053,092
True-up adjustment	14,110	100,492	-
State tax rate true-up	460,669	-	-
Change in valuation allowance	5,831,556	2,324,432	3,645,881

From Operations	195,171	(195,171)	-
Unrecognized gain, other comprehensive income	(195,171)	195,171	-

Future income tax provision (recovery)	$ -	$ -	$ -

The Company's deferred tax assets are as follows:

	July 31, 2008	July 31, 2007

Deferred tax assets
Mineral property acquisitions	$ 128,821	$ 24,518
Exploration costs	3,546,331	1,373,872
Stock option expense	1,609,675	1,193,628
Depreciable property	(19,724)	(9,326)
Charitable donations	12,380	7,475
Loss carry forwards	6,926,433	3,977,364

	12,203,916	6,567,530
Valuation allowance	(12,203,916)	(6,372,359)

Net Deferred Tax Assets	-	195,171
Deferred tax liability, other comprehensive income	-	(195,171)

Net Deferred Income Tax Assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:

July 31, 2018	$ 1,142,493
July 31, 2023	24,133
July 31, 2024	72,628
July 31, 2025	387,588
July 31, 2026	5,593,907
July 31, 2027	3,747,248
July 31, 2028	7,553,804

$ 18,521,801

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. As of July 31, 2008 no services had been provided and accordingly, the $100,000 retainer is classified as a prepaid expense.

On November 1, 2007 the Company entered into an asset purchase agreement for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company would pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008 (paid, refer to Note 13), and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013 (refer to Note 15). Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full.

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

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $8,655 with all agreements having a remaining term of no more than two years. Additionally, the Company is renting office space in Vancouver, Canada on a month to month basis at approximately $4,100 per month.

The aggregate minimum payments over the next five years are as follows:

July 31, 2009	$ 725,346
July 31, 2010	284,111

$ 1,009,457

Goliad County Notice

As disclosed in the Company's Current Report on Form 8-K filed on March 20, 2008 with the SEC, a lawsuit has been filed in U.S. District Court by Goliad County, Texas and an individual landowner alleging infractions of the United States Safe Drinking Water Act of 1974 in connection with its exploration activities in Goliad County. The Company believes this claim regarding its exploration activities to be completely without merit and will be vigorously defended. The responsible state agency with sole jurisdiction over the Company's exploration activities previously thoroughly investigated a similar claim by the County and found the Company to be in compliance with all applicable regulatory and environmental requirements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Specifically, as the agency noted in an April 2007 letter to the County's attorney, the state agency hydrologist "concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The state agency concluded its letter by noting that "[t]o date, the Commission's investigation of your complaint has not revealed any practice or activity within the approved permit area that has adversely affected the wells identified in your complaint or the related aquifer, or is out of compliance with the Texas Uranium Mining Regulations...". Later in a September 2007 letter to the Goliad groundwater district, the agency reiterated its findings stating the agency's "investigation of your complaint has not revealed any practice or activity at UEC's Uranium Exploration Permit No. 123 that is out of compliance... We consider this investigation to be closed."

The Company's Goliad Project has been inspected on a monthly basis since the close of the investigation, and no violations have been noted. In fact, an inspection report from November of 2007 observed that "prompt attention" to site restoration during exploration was apparent and "the area inspected looked very good". The Company is dedicated to full compliance with all aspects of the state regulatory process and will continue to focus its attention and efforts on obtaining all necessary authorizations for its Goliad Project.

The lawsuit, which was commenced by the filing of the plaintiffs' Original Complaint on or about March 17, 2008, follows on a notice of intent to file litigation issued by counsel for Goliad County which was disclosed in the Company's current report filed with the SEC on Form 8-K on March 3, 2008. The plaintiffs have requested that the Court grant the following relief: (a) that the Court exercise jurisdiction over the lawsuit; (b) an order enjoining the Company from further exploration activities in the Weesatche Project in Goliad County; (c) an order requiring the Company to clean up the alleged contamination of the aquifer; (d) an order enjoining initiation of the aquifer exemption process until the Company has cleaned up the alleged contamination; (e) an order prohibiting the Company from using any water quality data for purposes of establishing baseline water quality if such data was collected after initiation of mining activity (although the Company has not commenced any mining activity); (f) an order granting Goliad County payment of its expert fees incurred in the prosecution of the lawsuit; (g) an order granting Goliad County payment of its attorney fees; and (h) such additional relief as the Court may deem just, proper and equitable, including an award of reasonable attorneys' fees, expenses and costs.

Claim for Legal Fees

The Company was also informed that it had been named as a defendant in a claim filed in the United States District Court for the Eastern District of New York for $33,000 in legal fees in connection with its prior amicable settlement of a short-swing profit matter under Section 16(b) of the Exchange Act by a non-management shareholder of the Company. The plaintiff acted as counsel for the shareholder. The Company believes that the legal fees sought were highly unreasonable for the work performed by the plaintiff and subsequently settled the claim for $13,000, and consider the matter concluded.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended July 31, 2008 the Company issued 11,500 restricted common shares pursuant to a right of way and easement agreement. At the time of issuance, the shares had a fair value of $2.48 per share and accordingly, $28,520 was recorded as a stock-based asset acquisition which will be amortized over the term of the agreement.
	July 31, 2008	July 31, 2007

Cash and Cash Equivalents Consist of:
Cash in bank	$ 974,407	$ 90,564
Term deposits	12,162,911	8,992,889

	$ 13,137,318	$ 9,083,453

	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006	For the Period From May 16, 2003 (inception) to July 31, 2008

Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 14: CHANGE IN FISCAL YEAR

Comparative figures for year ended July 31, 2007 are outlined as follows:
Year Ended July 31, 2007

Revenue	$ -
Gross Profit	-
Income Taxes	-

Loss from Continuing Operations	(13,131,482)

Net Loss	$ (13,131,482)

Basic and Diluted Loss per Share	$ (0.40)

Weighted Average Number of Shares Outstanding, Basic and Diluted	33,341,660

NOTE 15: SUBSEQUENT EVENTS

  On August 25, 2008 the Company entered into an agreement amending the underlying Agreement to Purchase Assets from Melvin O. Stairs, Jr. (refer to Note 5, New River Project). Under the terms of the Amending Agreement, the Purchase Price Payment has been amended to the following:

Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of U.S. $300,000 in the following manner and at the following times:

        an initial and non-refundable Purchase Price Payment of U.S. $10,000 immediately upon the Acceptance Date of the underlying Agreement (paid);

        a further non-refundable Purchase Price Payments of U.S. $95,000 on or before January 10, 2008 (paid);

        a further non-refundable Purchase Price Payment of U.S. $95,000 immediately upon the Acceptance Date of the Amending Agreement in the following manner:

          an initial U.S. $57,000 cash payment (paid subsequently); and

          the U.S. $38,000 balance by way of issuance of an aggregate of 19,000 fully paid and non-assessable restricted common shares at a deemed issuance price of $2.00 per share; and

        a further non-refundable Purchase Price Payment of U.S. $100,000 payable on or before October 31, 2009 in the following manner:

          an initial U.S. $50,000 cash payment; and

          the U.S. $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009, which would equate to the said balance of U.S. $50,000; and

Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to our satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

  In August 2008, the Company opted not to renew certain mineral claims with the Bureau of Land Management in the States of New Mexico and Wyoming. The decision confirmed conditions which existed at the balance sheet date and accordingly, a $247,830 impairment loss has been recorded as of July 31, 2008 to reflect the change in valuation based on subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Ernst & Young LLP in Vancouver, British Columbia, Canada as our principal independent registered public accounting firm effective June 12, 2007. Concurrent with this appointment, we dismissed Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants ("DMCL"), effective June 12, 2007. The decision to change our principal independent registered public accounting firm was approved by our board of directors.

The reports of DMCL on the Company's consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state, in the report for the fiscal year ended December 31, 2005, that there is substantial doubt as to the ability of the Company to continue as a going concern. During the Company's fiscal years ended December 31, 2005 and 2006, and during the subsequent period through to the date of DMCL's dismissal, there were no disagreements between the Company and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their reports on the Company's audited consolidated financial statements.

The Company provided DMCL with a copy of a Current Report on Form 8-K prepared to disclose the change in our auditor and has requested that DMCL furnish the Company with a letter addressed to the SEC stating whether or not DMCL agrees with the statements made in the Current Report on Form 8-K with respect to DMCL and, if not, stating the aspects with which they do not agree. The Company received the requested letter from DMCL wherein they have confirmed their agreement to the Company's disclosures in the Current Report with respect to DMCL. A copy of DMCL's letter has been filed as an exhibit to the Current Report, which we filed on June 13, 2007.

In connection with the Company's appointment of Ernst & Young LLP as the Company's principal registered accounting firm, the Company did not consult Ernst & Young LLP on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management's Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external purposes in accordance with United States generally accepted accounting principles ("US GAAP").

As of July 31, 2008, management assessed the effectiveness of the company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at July 31, 2008, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to: (i) weak tone at the top to implement an effective control environment, and (ii) failure in the operation of our whistle blower policy; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Principal Financial Officer in connection with the audit of our financial statements as of July 31, 2008 and has communicated the matters to our management.

Management believes that the material weaknesses set forth in items (1), (2), (3) and (4) above did not have a material adverse effect on the Company's financial results for the fiscal year ended July 31, 2008. The Registered Public Accounting firm that audited the financial statements has issued an attestation report internal control over financial reporting which has been included in the financial statements.

We are committed to improving our financial organization. As part of this commitment, in August 2008 we hired additional staff and engaged consultants who assisted in the preparation, implementation and monitoring of sufficient written policies and checklists throughout August and September 2008, including the redesign of staffing responsibilities, and we also set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Management believes that the preparation and implementation of sufficient written policies and checklists, including a redesign of staffing responsibilities, and the monitoring of those procedures throughout September and October 2008 have remedied the weaknesses of inadequate segregation of duties consistent with control objectives, insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and, ineffective controls over period end financial close and reporting processes.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Controls

On June 9, 2008 we filed a Form 10-KSB/A Amendment No. 3 to amend our Form 10-KSB for the period ended July 31, 2007 filed with the SEC on October 29, 2007, as amended by Form 10-KSB/A filed February 8, 2008 and by Form 10-KSB/A filed February 29, 2008. The Form 10-KSB/A was filed to include our restated audited financial statements for the period ended July 31, 2007 and December 31, 2006, and to disclose Management's Consideration of the Restatement and the resulting conclusions regarding internal controls over financial reporting. In the Form 10-KSB/A, management concluded that the re-evaluation of the impairment analysis performed at the end of each respective period and the correction for errors in recording database related transactions represented a material weakness in our internal control over financial reporting as of July 31, 2007. Accordingly, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of July 31, 2007.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of October 10, 2008 are as follows:

Name	Age	Position with the Company
Amir Adnani	30	President, Chief Executive Officer, Principal Executive Officer and a director
Alan P. Lindsay	58	Chairman and a director
Harry L. Anthony	61	Chief Operating Officer and a director
Pat Obara	52	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Ivan Obolensky	83	Director
Erik Essiger	43	Director
Vincent Della Volpe	66	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Alan P. Lindsay. Mr. Lindsay a co-founder of Uranium Energy Corp. has served as Chairman of the Company since December 2005.  He is also a founder of MIV Therapeutics Inc. ("MIVT") and from 2000 to present has been the Chairman of MIVT where he also served as President and CEO until January 2008. MIVT is a publicly traded bio-medical company recently awarded the prestigious Frost and Sullivan 2005 and 2008 Award for Technology Innovation in the field of Medical Coatings and in 2006 MIVT was appointed to Fortune 500's Top 100 Nanotechnology Companies.  Mr. Lindsay was a founder of AZCO Mining and served as chairman, president and

CEO of AZCO from 1992 to 2000. The company was listed on the Toronto and American Stock Exchanges. During his tenure at AZCO, the Company sold the Sanchez copper deposit to Phelps Dodge for $55 million and established a joint venture with Phelps Dodge on the Piedras Verdes copper deposit with 2.1 billion pounds of copper reserves. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with significant gold discoveries. Mr. Lindsay has been chairman of TapImmune since December 2005 and has helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia.

Amir Adnani. Mr. Adnani is a co-founder of Uranium Energy Corp and has been our President, Chief Executive Officer, Principal Executive Officer and a director since January 24, 2005. Mr. Adnani is an entrepreneur with an extensive background in business development and marketing. In September 2004, he founded and was a director and President of Blender Media Inc., a Vancouver based company that provides strategic marketing and financial communications services to public companies and investors in mineral exploration, mining, and energy sectors. Effective October 1, 2006, Mr. Adnani is no longer a director, officer or shareholder of Blender Media Inc. In June 2001, Mr. Adnani co-founded, and from June 2001 to September 2004, was a director and officer of Fort Sun Investments Inc, a strategic marketing and financial communications services company for public companies. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia. Mr. Adnani is not a director or officer of any other U.S. reporting company.

Harry L. Anthony. Mr. Anthony has been our Chief Operating Officer since July 2007 and a director since February 2005. He was our Chief Operating Officer from February 2005 to July 2007. Mr. Anthony has over thirty years of experience in the uranium mining industry. From approximately 1997 to present, Mr. Anthony has been a consultant through Anthony Engineering Services for several major uranium companies and international agencies, which duties generally include project evaluation, operations "trouble shooter" and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a senior vice president of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the vice-president of engineering/engineering manager of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994. He is the author of several publications and the recipient of the awards "Distinguished Member of the South Texas Mineral Section of AIME -1987" and "1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce". Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University. Mr. Anthony is not a director or officer of any other U.S. reporting company.

Pat Obara. Mr. Obara became our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer on August 23, 2006. During the past five years Mr. Obara has worked as a consultant to several private and publicly listed companies providing various consulting services in the areas of corporate finance and administration. From March of 2003 to present Mr. Obara has provided various administrative consulting services to private companies involved in business activities in Asia and North America. Prior to April of 2004 Mr. Obara served as the Chief Financial Officer and a director of two public companies listed on the TSX Venture Exchange. Mr. Obara was involved in the restructuring, organizing and management of these early stage companies which were involved in the resource and technology sectors. Mr. Obara is not a director or officer of any other U.S. reporting company.

Erik Essiger. Mr. Essiger became a director of our company and a member of our Audit Committee on August 23, 2006. During the past five years Mr. Essiger has been: the Managing Director and the founder of Precisetech GmbH, a corporate finance advisory company focused on international M&A transactions (from October 2004 to present); a member of the Supervisory Board of Corix Capital AG (from December 2003 to present); the Senior Manager, Transaction Services Strategy Group, with PricewaterhouseCoopers AG, heading up the commercial and due diligence practice of that group in Germany which provided services mainly to private equity clients of the firm (from April 2003 to September 2004); and a member of the Executive Board (Vorstand) of MultiMedia

Technologies AG, a producer of set-top-boxes and a company operating in the fields of interactive digital television and the streaming media market (from July 2000 to July 2002) Mr. Essiger also has extensive international experience in corporate restructuring; especially in Germany, Russia, Hong Kong and Switzerland; and he was a member of the German-Russian co-operation council.

Ivan Obolensky. Mr. Obolensky has 40 years experience in the investment banking business as a financial analyst, with specific expertise in the defense aerospace, oil and gas, nuclear power, metals and minerals, publishing and high technology industries. He has been an executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, and CB Richard Ellis Mosley Hallgarten. Since November 1990 to date, Mr. Obolensky has been Vice President of Shields & Company, an Investment Bank and Member of the New York Stock Exchange. Ivan Obolensky is a Registered Investment Advisor and a member of the New York Society of Security Analysts. He has made frequent appearances as a guest on CNBC, CNNfn, and Bloomberg TV. Mr. Obolensky is also a member of various foundations and philanthropic organizations, and serves as Chairman and CEO of the Soldiers' Sailors' Marines' and Airmen's Club in New York. He is a graduate of Yale University and a retired Lieutenant (Junior Grade) in the U.S. Naval Air Corps.

Vincent Della Volpe. Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and senior vice president of the YMCA Retirement fund in New York. Throughout his career Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University. Since September 2006, Mr. Della Volpe has served as a director of Gold Canyon Resources, Inc., a junior natural resources company incorporated in British Columbia, Canada, that is listed on the TSX Venture Exchange. Mr. Della Volpe has been retired since March 2003.  During the prior 11 years he was employed by the YMCA Retirement Fund. In addition to his position as director of the Company, he has been a director of Gold Canyon Resources since Sept 2006.

Advisory Board

We have also established an Advisory Board currently comprised of Mr. Craig Holmes, Mr. Jon Indall, Dr. John D. Nelson and Mr. Anthony J. Thompson. The purpose of the Advisory Board is to provide support in our search and acquisition of uranium properties, and for the design, permitting and reclamation of our uranium properties.

Craig Holmes, age 57, has extensive experience in uranium mine permitting in the United States which traces back to the advent of ISR uranium mining in the United States in 1976. Mr. Holmes is the founding partner of Eggleston Holmes and Associate (EHA) and served as a General Partner in the firm from 1983 to December 2006. During his tenure with EHA, Mr. Holmes served a major part in conducting numerous environmental assessments related to uranium mining and processing. Mr. Holmes continues to work full time as a regulatory consultant to the uranium industry in Texas and Wyoming. Mr. Holmes devotes a significant amount of his time to us in the areas of permitting and technical services, and in legislative efforts pertaining to rules governing the uranium industry.

His 30-year career has been dedicated to the permitting of uranium projects spanning 26 different projects in Texas, Wyoming and New Mexico. He was involved in the baseline and environmental impact analyses in support of permits and a radioactive material licenses for the Highlands In-Situ Recovery Project in Wyoming. Additionally, he participated in technical evaluations regarding waste disposal and radiological assessments for the Smith Ranch In-Situ Recovery Project for Rio Algom Mining Corporation. More recently, Mr. Holmes acted as Project Manager and Advisor to Mesteña Uranium, LLC, a private uranium-producing company based in south Texas. In this role, he was responsible for preparing all required baseline studies, writing the applications for the mine permit, the production area authorizations, and the radioactive material license. He was also responsible for preparing all data needed for an air permit exemption, and the EPA aquifer exemption. As a result of his deep involvement with regulatory matters, Mr. Holmes has made a significant contribution to the formulation of the rules and regulations that govern the ISR permitting process today. He received his BSc and MSc from the University of Pittsburgh.

Jon Indall, age 57, is a prominent attorney, and an acknowledged expert in representing uranium industry interests in the United States. Mr. Indall currently is and has been a partner at the law firm of Comeau, Maldegen, Templeman & Indall in Santa Fe, New Mexico for over 25 years. Mr. Indall's career in the law and as an authoritative lobbyist spans over 30 years, with specialization in natural resources and environmental law, and with a special focus on the uranium mining industry. Mr. Indall has represented the Uranium Producers of America - a trade association of domestic uranium producers - since its inception in 1985. He drafted and successfully assisted in lobbying Title X of the Energy Policy Act of 1992 which has provided over $500 million of federal reimbursements for costs related to reclamation of uranium and thorium mill tailings sites. He was also instrumental in the revitalization of the UPA in 2005, and has been active in negotiations with the US Department of Energy regarding sales of the their excess uranium inventories. In court, Mr. Indall has represented senior mining companies including Homestake Mining, Kerr-McGee, Kennecott Corp, and Pennzoil Corp. He has also represented uranium mining and development companies Cameco, Uranium Resources Inc, United Nuclear Corporation, Strathmore Resources and many others. Mr. Indall received his BA from the University of Kansas, and his Juris Doctorate from the University of Kansas Law School. He is currently a member of the American Bar Association (Natural Resources Section), the State Bar of New Mexico (Natural Resources Section), and First Judicial District Bar Association.

Dr. John D. Nelson, age 69 is a professional engineer, with licenses in five states, and a long-term professor of civil engineering at Colorado State University. As a professor, he developed a major geotechnical engineering program for the field of mine tailings management, primarily as it relates to uranium mining, and is an industry expert in this specialized field. Dr. Nelson served as the chairman of the Annual Conference on Tailings and Mine Waste for 20 years.  He is the senior author of a primary report, Long-Term Stability of Uranium Mill Tailings, prepared for the Nuclear Regulatory Commission (NRC) -- a source document for environmental impact statements in this industry. He also served as a consultant to the NRC, including the review of all uranium tailings management plans for mill licensing applications from 1978 until 1984. Since 1985, he has served as a consulting engineer for the mining industry and has acted as the senior technical engineer for several tailings dam projects including Uravan, Gas Hills, Maybell, and York Canyon. Dr. Nelson received his BSc, MSc and PhD in Civil Engineering from the Illinois Institute of Technology in Chicago.  He is Professor Emeritus at Colorado State University.

Anthony J. Thompson, age 67 has been practicing environmental and occupational health and safety law since the mid-1970's.  He is the primary outside counsel to the National Mining Association (NMA) for uranium issues, and he has represented much of the domestic uranium mining and milling industry either as counsel to NMA or as counsel to individual licensees since the late 1970's. He is the prime author of NMA's White Paper entitled "Recommendations for a Coordinated Approach to Regulating the Uranium Recovery Industry."  Mr. Thompson received his BA in History from Princeton University and his law degree from the University of Virginia School of Law. He is a member of the American Nuclear Society, the American Bar Association and the Society for Mining, Metallurgy, and Exploration.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Audit Committee

Our board of directors has established an Audit Committee, comprised of Vincent Della Volpe, Erik Essiger and Ivan Obolensky. The Audit Committee operates pursuant to a charter adopted by the board.

Vincent Della Volpe, Erik Essiger and Ivan Obolensky are "independent" directors of the Company as that term is defined in Rule 121 of the American Stock Exchange listing standards. The board of directors of the Company has determined that Erik Essiger qualifies as an audit committee financial expert pursuant to SEC rules.

Family Relationships

Alan Lindsay is the father-in-law of Amir Adnani.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, advisory board members or control persons have been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

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

Code of Business Conduct and Ethics Policy

We have adopted a Code of Business Conduct and Ethics Policy that applies to all directors and officers. The code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Business Conduct and Ethics Policy sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. compliance with applicable governmental laws, rules and regulations;

3. the prompt internal reporting of violations of the code to the appropriate person or persons identified in the code; and

4. accountability for adherence to the code.

A copy of the Code of Business Conduct and Ethics Policy is included as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors of the Company is responsible for establishing and administering the Company's executive and director compensation.

The Compensation Committee's compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The committee compensates executive management primarily through base salary and equity compensation designed to be competitive with comparable companies, and to align management's compensation with the long-term interests of shareholders. In determining an executive management's compensation, the Compensation Committee also takes into consideration the financial condition of the Company and discussions with the executive.

In determining the compensation for Messrs. Adnani, Anthony and Obara, the Compensation Committee considered compensation paid to other executive officers of other companies within the industry, the executive's performance in meeting goals, and the complexity of the management position and the experience of the person. Of the amount of the compensation paid to the executive officer, the majority of the compensation was in the form of options. The number of options granted was determined in large part due to the financial condition of the Company which currently has no revenues. The Compensation Committee did not have a specific formula to determine the amount of the executive compensation and what portion of such compensation would be in the form of cash and equity securities. Therefore, the determination of an executive salary including the amount of cash and equity securities may be considered arbitrary taking into account the foregoing factors.

Similarly, directors receive cash compensation for their service as such, as well as options. The number of options granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the year ended July 31, 2008 (the "Named Executive Officers"):
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)(4)
Amir Adnani, President and Chief Executive Officer	2008 2007(1)	276,990(2) 88,750(2)	- -	- -	407,500(3) 616,500(3)	684,490 705,250
Harry L. Anthony, Chief Operating Officer	2008 2007(1)	269,927(2) 93,750(2)	- -	- -	407,500(3) 616,500(3)	677,427 710,250
Pat Obara, Secretary, Treasurer and Chief Financial Officer	2008 2007(1)	142,453(2) 51,707(2)	- -	- -	203,750(3) 68,500(3)	346,203 120,207

(1) For the seven month period ended July 31, 2007.

(2) These amounts represent fees paid by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described below.

(3) These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. See Note 8 to our financial statements contained herein.

(4) The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Named Executive Officers.

The following table sets forth the compensation paid to persons who were the Named Executive Officers during 2006:
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total
Amir Adnani, President and CEO	2006	130,000(1)	130,000(2)	250,000(3)	-	510,000
Randall Reneau, Chief Exploration Officer	2006	120,000(1)	62,000	250,000(3)	-	432,000
Pat Obara, Secretary, Treasurer and CFO	2006	28,438(1)	8,581	-	232,000(4)	269,019
Harry L. Anthony, COO	2006	112,143(1)	25,000	-	75,253(4)	212,396

(1) These amounts represent fees paid by the Company to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between the Company and the Named Executive Officers, which are more particularly described in this registration statement and, specifically, under the matter captioned "Employment and Consulting Agreements" hereinbelow.

(2) This amount represents a discretionary bonus which was accrued by the Company and authorized to be paid to Amir Adnani during the past fiscal year by the Company's Compensation Committee (which was paid in January of 2007) under the terms of Mr. Adnani's existing Executive Services Agreement with the Company which is more particularly described under the matter captioned "Employment and Consulting Agreements" hereinbelow.

(3) These amounts represent the deemed value at the date of issuance of 750,000 bonus shares which were issued by the Company to each of the Named Executive Officers during the 2005 fiscal year; the expense of which was deferred by the Company and amortized over the 2006 fiscal year. See Note 8 to our financial statements contained herein.

(4) These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.

Stock Options Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended July 31, 2008 as follows:
Name	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value of Option
Amir Adnani, President and Chief Executive Officer	250,000	$2.50	$407,500
Harry L. Anthony, Chief Operating Officer	250,000	$2.50	407,500
Pat Obara, Chief Financial Officer	125,000	$2.50	203,750

No options were exercised by the Named Executive Officers in the fiscal year ended July 31, 2008.

The following table sets forth information as at July 31, 2008, relating to options that have been granted to the Named Executive Officers:

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(	Option Exercise Price ($)	Option Expiration Date
Amir Adnani, President and CEO	202,500 225,000 250,000	- -	- -	0.33 3.30 2.50	12/20/15 01/01/17 04/07/18
Harry L. Anthony, Chief Operating Officer	202,500 172,500 225,000 250,000	- - -	- - -	0.33 0.33 3.30 2.50	12/20/15 02/01/16 01/01/17 04/07/18
Pat Obara, Chief Financial Officer	200,000 25,000 125,000	- -	- -	1.30 3.30 2.50	10/10/16 01/01/17 04/07/18

(1) There are no outstanding stock awards for the Named Executive Officers.

Long Term Incentive Plans

The Company does not maintain any long-term incentive plans, including, without limitation, any pension or other contribution plan.

Directors Compensation Table

The following table sets forth information relating to compensation paid to our directors in the year ended July 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Alan P. Lindsay, Chairman	66,420 (1)	-	407,500(2)	473,920
Amir Adnani	-	-	-	-
Harry L. Anthony	-	-	-	-
Erik Essiger	15,692	-	81,500(2)	97,192
Ivan Obolensky	10,167	-	163,000 (2)	173,167
Vincent Della Volpe	7,025	-	348,500(2)	355,525

(1) Alan P. Lindsay received $6,000 per month through July 31, 2008, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(2) This amount represents the fair value of options at the date of grant estimated using the Black-Scholes option pricing model. See Note 8 to our financial statements contained herein.

(3) As of July 31, 2008 our directors held options to acquire an aggregate of 2,727,500 shares of our common stock: Alan P. Lindsay 850,000 options, Amir Adnani 677,500 options, Harry L. Anthony 850,000 options, Erik Essiger 150,000 options, Ivan Obolensky, 100,000 options and Vincent Della Volpe 150,000 options.

The following table sets forth information relating to compensation paid to our directors in the seven month period ended July 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Alan P. Lindsay, Chairman	9,540(1)	-	-	9,540
Amir Adnani	-	-	-	-
Harry L. Anthony	-	-	-	-
Erik Essiger	-	-	-	-
Ivan Obolensky	-	-	473,000(2)	473,000
Vincent Della Volpe	-	-	-	-

(1) Alan P. Lindsay received $3,000 per month through March 31, 2007, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(2) This amount represents the fair value of options at the date of grant estimated using the Black-Scholes option pricing model. See Note 8 to our financial statements contained herein.

(3) As of July 31, 2007 our directors held options to acquire and aggregate of 1,927,500 shares of our common stock: Alan P. Lindsay 600,000 options, Amir Adnani 427,500 options, Harry L. Anthony 600,000 options, Erik Essiger 100,000 options, Ivan Obolensky, 100,000 options and Vincent Della Volpe 100,000 options.

Employment and Consulting Agreements

Anthony Employment Agreement

On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement between us and Harry L. Anthony (the "Anthony Employment Agreement"). On July 1, 2006, our Board of Directors approved an amendment to the Anthony Employment Agreement extending the initial term thereunder to July 1, 2008. Pursuant to the terms and provisions of the Anthony Employment Agreement, as amended: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer and he will also become a member of our Board of Directors; (ii) we shall pay to Mr. Anthony a monthly fee of $10,000 to October 1, 2006 when the monthly fee paid to Mr. Anthony increased to $12,500 through February 28, 2007, when an additional increase to $13,750 is currently being paid; (iii) we granted an aggregate of 375,000 stock options to Mr. Anthony to purchase shares of our common stock at $0.33 per share and a further 225,000 stock options to purchase shares of our common stock at $3.30 per share, both for a ten-year term from the date of grant; and (iv) the Anthony Employment Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Anthony) prior to the effective date of such termination.

During the seven months ended July 31, 2007, an aggregate of $93,750 was incurred by us to Mr. Anthony under the terms and provisions of the Anthony Employment Agreement. As of the date of this annual report no balance remains due and owing to Mr. Anthony as compensation under the Anthony Employment Agreement.

On March 1, 2008, the Compensation Committee ratified the approval of an increase in the monthly service agreement fee for Mr. Anthony from USD $13,750 to USD $19,166.67.

Adnani Executive Services Agreement

On July 1, 2006, our Board of Directors authorized and approved an executive services agreement between us and Amir Adnani, as amended by letter agreement dated July 1, 2007 (the "Adnani Executive Services Agreement"). The current initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Adnani Executive Services Agreement: (i) Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to Mr. Adnani a monthly fee of $10,000.00 to December 31, 2006, when the monthly fee paid to Mr. Adnani increased to $12,500 through June 30, 2007, when an additional increase to $13,750 is currently being paid; (iii) we confirmed the previous granting of his existing pre-forward split stock options and we granted an aggregate of 202,500 stock options to Mr. Adnani to purchase shares of our common stock at $0.33 per share and a further 225,000 stock options to purchase shares of our common stock at $3.30 per share, both for a ten-year term from the date of grant; and (iv) the Adnani Executive Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Adnani) prior to the effective date of such termination.

During the seven months ended July 31, 2007, an aggregate of $88,750 was incurred by us to Mr. Adnani under the terms and provisions of the Adnani Executive Services Agreement. As of the date of this annual report no balance remains due and owing to Mr. Adnani as compensation under the Adnani Executive Services Agreement.

On March 1, 2008, the Compensation Committee ratified the approval of an increase in the monthly service agreement fee for Mr. Adnani from USD $13,750 to USD $19,166.67.

Obara Builders Ltd. Consulting Services Agreement

On August 15, 2007, with an effective date of July 1, 2007, our Board of Directors authorized and approved the "Obara Builders Consulting Services Agreement". The initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Obara Builders Consulting Services Agreement: (i) Mr. Obara shall continue to provide duties to us commensurate with his current executive positions as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer; (ii) we shall pay to Obara Builders Ltd., a private company controlled by Pat Obara, or to Pat Obara personally, a monthly fee of CAD $10,000; (iii) we approved the granting of stock options from time to time to Mr. Obara at such fair market exercise price or prices per Option Share as may be determined by our Board of Directors and we confirmed the previous granting of his existing stock options of 200,000 stock options to Mr. Obara to purchase shares of our common stock at $1.30 per share and a further 25,000 stock options to purchase shares of our common stock at $3.30 per share, both for a ten-year term from the date of grant; and (iv) the Obara Builders Ltd. Consulting Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Obara) prior to the effective date of such termination.

On March 1, 2008, the Compensation Committee ratified the approval of an increase in the monthly service agreement fee for Mr. Obara from CAD $10,000 to CAD $12,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 10, 2008, there are 46,356,239 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Amir Adnani 320 - 1111 West Hastings Street Vancouver, B. C., Canada, V6E 2J3	2,410,701(2)	5.13%
Alan P. Lindsay 2701 - 1500 Hornby Street Vancouver, B. C., Canada, V6Z 2R1	2,319,787(3)	4.92%
Harry L. Anthony P.O. Box 1328 Kingsville, TX, U.S.A., 78364	1,622,500(4)	3.44%
Pat Obara 2791 West 35th Avenue Vancouver, B. C., Canada, V6N 2M1	350,000(5)	*
Erik Essiger P.O. Box 37491, Dubai, UAE	150,000(6)	*
Ivan Obolensky 425 East 79th Street New York, NY, U.S.A., 10021	116,000(7)	*
Vincent Della Volpe 32 Evergreen Drive, Lincoln Park, NJ, U.S.A., 07035	150,000(8)	*
All executive officers and directors as a group (7 persons)	7,118,988(9)	14.40%
Major Shareholders:
Isaiah Capital Trust 28 - 30 The Parade St. Heller, Jersey, Channel Islands, JE4 8XY	2,735,000(10)	6.86%
Morgan Stanley & Co. fbo Passport Global Master Fund SPC Ltd. And Passport Materials Master Fund, LP 30 Hotaling Place, Ste 300 San Francisco, CA, U.S.A., 94111	4,054,183(11) (12)	8.75%

* Less than one percent.

  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report. As of the date of this annual report, there were 46,318,739 shares issued and outstanding.

  This figure includes (i) 1,730,201 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani's wife, (iii) stock options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015, (iv) stock options to purchase 225,000 shares of our common stock at $3.30 per share expiring on January 2, 2017, and (v) stock options to purchase 250,000 shares of common stock at $2.50 per share expiring April 7, 2018.

  This figure includes (i) 1,306,287 shares of common stock, (ii) 163,500 shares of common stock held of record by Alan P. Lindsay's wife, (iii) stock options to purchase 600,000 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015, and (iv) stock options to purchase 250,000 shares of common stock at $2.50 per share expiring April 7, 2018. Mr. Lindsay is the father-in-law of Amir Adnani.

  This figure includes (i) 772,500 shares of common stock, (ii) stock options to purchase 202,500 shares of our common stock at an exercise price of $0.33 per share expiring on December 20, 2015, (iii) stock options to purchase 172,500 shares of our common stock at $0.33 per share expiring on February 14, 2016, (iii) stock options to purchase 225,000 shares of our common stock at $3.30 per share expiring on January 3, 2017, and (iv) stock options to purchase 250,000 shares of common stock at $2.50 per share expiring April 7, 2018.

  This figure represents (i) stock options to purchase 200,000 shares of our common stock at $1.30 per share expiring on October 10, 2016; (ii) stock options to purchase 25,000 shares of our common stock at $3.30 per share expiring on January 2, 2017, and (iii) stock options to purchase 125,000 shares of common stock at $2.50 per share expiring April 7, 2018.

  This figure represents (i) stock options to purchase 100,000 shares of our common stock at $1.30 per share expiring on October 10, 2016, and (ii) stock options to purchase 50,000 shares of common stock at $2.50 per share expiring April 7, 2018.

  This figure represents (i) 16,000 shares of common stock, and (ii) stock options to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share expiring on April 7, 2018.

  This figure represents (i) stock options to purchase 100,000 shares of our common stock at $3.80 per share expiring on November 1, 2017, and (ii) stock options to purchase 50,000 shares of common stock at $2.50 per share expiring April 7, 2018.

  This figure includes (i) 3,991,488 shares of common stock, and (ii) stock options to purchase 3,127,500 shares of our common stock at exercise prices ranging from $0.33 to $5.70 per share.

  Isaiah Capital Trust is a trust organized under the laws of Jersey, Channel Islands. The trustee of Isaiah Capital Trust is Equity Trust (Jersey) Limited.

  This figure includes 4,054,183 shares of common stock. Passport Capital, LLC, a Delaware limited liability company ("Passport Capital") is the managing member of Passport Management and of Passport Holdings LLC. John Burbank, a natural person, is the sole managing member of Passport Capital. As a result, each of Passport Management LLC, Passport Holdings LLC, Passport Capital and John Burbank may be considered to indirectly beneficially own these securities.

  Pursuant to Rule 16a-1(a)(2)(ii)(B) under the Exchange Act, Mr. Burbank is deemed to be a beneficial owner of these securities only to the extent of the greater of his respective direct or indirect interest in the profits or capital account of the holders.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended July 31, 2008, the Company had transactions with certain officers and directors of the Company as follows:

(a) incurred $791,695 in management fees and bonuses ($276,990 to Amir Adnani, $269,927 to Harry Anthony, $142,453 to Pat Obara, $66,420 to Alan Lindsay, $15,692 to Erik Essiger, $10,167 to Ivan Obolensky, and $7,025 to Vincent Della Volpe) and recorded $2,019,250 in stock based compensation for the fair value of options granted to directors and officers during the period ($407,500 to Amir Adnani, $407,500 to Harry Anthony, $407,500 to Alan Lindsay, $348,500 to Vincent Della Volpe, $203,750 to Pat Obara, $163,000 to Ivan Obolensky, and $81,500 to Erik Essiger);

(b) incurred $10,157 in general and administrative costs to be reimbursed by a companies controlled by a direct family members of a current officer (Mr. Adnani) and a current director (Mr. Lindsay); and

(c) incurred $80,225 in consulting fees and $106,761 in general and administrative costs, including $38,796 in rental charges and $30,089 in media, marketing and website development fees, paid to companies controlled by a direct family member of a current officer (Mr. Adnani).

During the seven months ended July 31, 2007, we had transactions with certain officers and directors as follows:

  incurred $302,697 in management fees ($88,750 to Amir Adnani, $93,750 to Harry Anthony, $58,950 to Randall Reneau, $51,707 to Pat Obara, and $9,540 to Alan Lindsay) and recorded an additional $1,774,500 in stock based compensation expense ($616,500 to Amir Adnani, $616,500 to Harry Anthony, $473,000 to Ivan Obolensky, and $68,500 to Pat Obara);

  incurred $20,745 in consulting fees paid to a company controlled by a direct family member of a current director (Mr. Alan Lindsay);

  incurred $11,980 in media and website development fees paid to a company controlled by a direct family member of a current officer (Mr. Amir Adnani);

  paid management bonuses of $225,581 accrued in the prior fiscal year ($130,000 to Amir Adnani, $25,000 to Harry Anthony, $62,000 to Randall Reneau, and $8,581 to Pat Obara).

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

On December 16, 2005, the Company issued 750,000, 750,000 and 450,000 shares of restricted common stock at a price of $0.333 per share for a value of $650,000 to three members of management, Amir Adnani, Randall Reneau and Leonard Garcia, respectively, as per their management agreements with the Company.

On December 20, 2005, 400,000, 200,000, 200,000, 135,000, 135,000, 50,000, and 50,000 pre-split stock options were granted at $0.50 per share to each of Alan Lindsay, Johnathan Lindsay, Grant Atkins, Amir Adnani, Randall Reneau, Bruce Horton and Steve Jewett, respectively, who were then officers and directors of the Company. The term of these options is ten years. The fair value of these options at the date of grant of $458,084 was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.47%, a dividend yield of 0% and an expected volatility of 55.21%.

During the year ended December 31, 2005, the Company had transactions with certain officers and directors of the Company as follows: the Company incurred $168,154 in management fees due, collectively, to Amir Adnani, Randall Reneau and Johnathan Lindsay, as to $57,458, $80,122 and 30,574, respectively; $118,154 was paid against outstanding management fees as to $7,458, $80,122 and $30,574 to each of Amir Adnani, Randall Reneau and Johnathan Lindsay, respectively; and $150,000 was advanced to the Company by a shareholder and consultant of the Company. Also, during the year ended December 31, 2005, Amir Adnani, an officer of the Company, incurred expenses on behalf of the Company totaling $8,832. As at December 31, 2005, $208,832 is owing in fees and expenses as to $58,832 to Amir Adnani and $150,000 to a Company consultant.

During fiscal year ended December 31, 2006, we had transactions with certain of our officers and directors as follows: (i) we incurred an aggregate of $647,248 in management and/or consulting fees to Amir Adnani, Alan

Lindsay, Randall Reneau, Harry L. Anthony and Pat Obara in the amounts of $260,000, $21,000, $182,000, $137,143 and $37,019, respectively; and (ii) we recorded an additional aggregate $923,253 in stock based compensation expense. Also, during fiscal year ended December 31, 2006, $150,000 of advances to us from a shareholder and consultant were settled pursuant to the exercise of 450,000 stock options at $0.333 per share.

During fiscal year ended December 31, 2006, we paid $10,224 for marketing and media services to Blender Media, a private company of which Mr. Adnani, our President, was a director.

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

Amir Adnani and Alan Lindsay are the founders, and may be considered promoters, of the Company. Mr. Adnani and Mr. Lindsay were issued an aggregate of 1,575,000 shares of our common stock at a price of $0.0013 per share for total proceeds of $2,100 at the time of the organization of the Company. Neither Mr. Adnani nor Mr. Lindsay have received anything of value from the Company in their capacities as promoters of the Company.

Amounts owing to related parties are unsecured, non-interest bearing and without specific terms of repayment.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving any contracts or other transactions with any of our current or former executive officers.

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

On March 1, 2008, the Compensation Committee ratified the approval of an increase in the monthly service agreement fee to Mr. Anthony from USD $13,750 to USD $19,166.67.

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

On March 1, 2008, the Compensation Committee ratified the approval of an increase in the monthly service agreement fee for Mr. Adnani from USD $13,750 to USD $19,166.67.

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

On January 19, 2007, High Plains Uranium Inc. ("HPU") completed a business combination agreement with Energy Metals Corp. ("EMC"), a listed Canadian reporting company. As a result, the 333,333 shares of HPU were exchanged for 53,763 shares of EMC. On August 10, 2007 Uranium One Inc. ("UOI"), a Canadian based public company listed on the Toronto Stock Exchange, completed an acquisition of all of the issued and outstanding shares of Energy Metals Corporation ("EMC"). As a result, the 53,763 shares of EMC were exchanged on a 1.15:1 basis and the Company received 61,827 shares of UOI. During the year ended July 31, 2008 we realized a $47,548 gain on the disposal of these available-for-sale securities.

Epoch Financial Consulting Agreement

On August 1, 2008, we entered into a financial consulting agreement with Epoch Financial Group, Inc. ("Epoch") for a six-month term (the "Epoch Financial Consulting Agreement"). In accordance with the terms and provisions of the Epoch Financial Consulting Agreement: (i) Epoch will disseminate our news releases, investor packages, research reports and corporate and industry sector materials; (ii) Epoch will promote investor awareness to the investment community; (iii) Epoch will arrange meetings with industry sector analysts, stock brokers and portfolio managers; and (iv) we will pay Epoch a monthly fee of $6,000 and issue to Epoch an aggregate of 2,500 restricted shares of common stock per month.

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

Obara Builders Consulting Services Agreement

On August 15 2007, with an effective date of July 1, 2007, our Board of Directors authorized and approved the execution of the "Obara Builders Executive Services Agreement". The initial term of the agreement is two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Obara Builders Ltd. Consulting Services Agreement: (i) Mr. Obara shall continue to provide duties to us commensurate with his current executive positions as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer; (ii) we shall pay to Obara Builders Ltd., a private company controlled by Pat Obara, or to Pat Obara personally, a monthly fee of CAD $10,000; (iii) we approved the granting of stock options from time to time at such fair market exercise price or prices per Option Share as may be determined by our Board of Directors; and (iv) the Obara Builders Ltd. Consulting Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our company after the initial term) or 30 days (in the case of Mr. Obara) prior to the effective date of such termination.

On March 1, 2008, the Compensation Committee ratified the approval of an increase in the monthly service agreement fee for Mr. Obara from CAD $10,000 to CAD $12,500.

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

Neutron Energy Inc. ("NEI") Agreement

On May 1, 2007, the Company entered into a Members' Agreement and Operating Agreement in respect of the Cibola property. The lease relating to the Cibola property was obtained pursuant to a letter agreement with the lessor.

Members' Agreement

The Members' Agreement sets forth the rights of NEI and the Company in respect of their interests in Cibola. Under the terms of the Members' Agreement, each of NEI and the Company (each a "Member") are obligated to contribute funds to Cibola to fund adopted programs and budgets in proportion to their respective interests in Cibola. NEI has been appointed as the manager to have overall management responsibility for the operations of Cibola. The Members' Agreement contains representations and warranties of each of the parties that are customary for agreements of this type. In addition, Cibola has agreed to indemnify each of NEI and the Company for losses arising as a result of any act or omission (other than willful misconduct or gross negligence) of NEI or the Company believed by them, in good faith, to be within the scope of authority conferred under the terms of the Members' Agreement. The resignation of a Member or any reduction of a Member's ownership interest in Cibola shall not relieve such Member of its share of any liability arising out of operations conducted or any other matter occurring prior to such resignation or reduction.

Upon the dissolution, liquidation or termination of Cibola, each Member shall remain liable to the other for its proportionate share of any continuing obligations arising out of or relating to Cibola for any liability. Each of NEI and the Company have granted a lien upon and a security interest in its ownership interest in Cibola to the other to secure every obligation and liability under the agreement. Neither NEI nor the Company may transfer all or any part of its rights or obligations under the agreement except with the consent of the other party. The parties have agreed that any interest or right to acquire any interest in real property or water rights within the Area of Interest (as defined in the Letter Agreement) in respect of the Cibola property that is acquired or proposed to be acquired during the term of the agreement by a Member shall be subject to the other Member's right to participate ratably in such interest.

Operating Agreement

The Operating Agreement sets forth terms relating to the conduct of exploration activities at the Cibola property and other matters relating to the management and operations of Cibola and otherwise. The agreement is effective for so long as the lease relating to the Cibola property remains in effect and thereafter until mining has permanently ceased on the Cibola property. Under the terms of the Operating Agreement, Cibola has assumed from the Members all environmental liabilities relating to the Cibola property. The Operating Agreement contains provisions relating to the elimination of an interest smaller than 10% in Cibola whereby any such interest shall be relinquished and shall be deemed to have accrued automatically to the other Member. The Operating Agreement sets forth the same representations and warranties provided in the Members' Agreement. The Operating Agreement also provides for preemptive rights in the event a Member desires to transfer its interest in Cibola to a third party whereby the non-transferring Member shall have the preemptive right to acquire any interest proposed to be transferred by the transferring Member. Under the terms of the Operating Agreement, the Members are required, within 180 days of the date of the Agreement, to prepare and adopt an initial exploration program and budget and the operations of Cibola shall be conducted in accordance therewith.

The Operating Agreement provides that Cibola shall be dissolved upon the occurrence of, among other things, unanimous written consent of the Members, at the election of a Member upon 60 days notice of termination to the other Member if an annual program and budget for the nine months after the expiration of the latest adopted program and budget is not adopted, upon the resignation of a Member pursuant to the provision in that regard set forth in the agreement or upon the bankruptcy, insolvency, dissolution or assignment for the benefit of creditors of a Member. A Member may elect to resign from Cibola by giving written notice to the other Member of such resignation and, upon such resignation, the resigning Member shall be deemed to have transferred to the remaining Member all of its ownership interest in Cibola.

Letter Agreement

Under the terms of the letter agreement, in addition to the amounts already paid to Cebolleta, a further payment of $2,000,000 is required to be made to Cebolleta six months after the date of the letter agreement by Cibola. In addition, every year after the date of the letter agreement until production starts at a mine on the Cibola property, Cibola is required to pay an advance royalty of $500,000 to Cebolleta. As soon as an independent mining engineering firm completes a feasibility study with respect to the property, Cibola is required to make an additional cash payment to Cebolleta of $1.00 times the number of pounds of recoverable uranium reserved on the property within measured and indicated mineral reserves calculated in compliance with Canadian guidelines, subject to certain adjustments.

Cibola is also required to pay to Cebolleta a gross proceeds royalty on all uranium mined from the property according to the following schedule:

Royalty Rate	Uranium Sales Price
4.50%	$40.00 or less/lb
5.00%	$40.01 - $65.00/lb
5.75%	$65.01 - $75.00/lb
6.50%	$75.01 - $100.00/lb
7.00%	$100.01 - $125.00/lb
7.50%	$125.01 - $150.00/lb
8.00%	$150.01 or more/lb

The lease is effective for a ten year term and thereafter so long as Cibola is in good faith actively conducting operations on the property. During the term of the lease, Cibola is required to pay an agreed upon dollar amount as compensation for damage to or loss of use of each acre of cultivated crops, grazing range land, improved pasture and livestock lost as a result of exploration activities on the property. Cibola is also required to provide preferential contracting and employment opportunities for members of Cebolleta and conduct a program for training members of Cebolleta and other employees in mining technology and skilled trades. Furthermore, Cibola may not use water produced on the property if such use would, in any way, diminish the amount of water available to Cebolleta or its members for domestic, agricultural, ranching and other existing uses.

Stairs Agreement

Effective November 1, 2007, we entered into a binding letter Agreement to Purchase Assets (the "Agreement") with Melvin O. Stairs, Jr. ("Mr. Stairs"), whereby we acquired from Mr. Stairs an undivided 100% legal, beneficial and registered interest in and to a certain mineral exploration claim represented by permit number 08-111678, which is located at T7N R3E, Section 32, in Maricopa County, Arizona (the "Mineral Claim"), together with a certain database containing various material information respecting the subject Mineral Claim (the Mineral Claim and its database, collectively, the "Assets"). As consideration for acquisition of the Assets, we have agreed to make the following payments (each a "Purchase Price Payment") and the following Mineral Claim maintenance payments (each a "Purchase Price Maintenance Payment") to Mr. Stairs in the following manner at the following times after November 1, 2007 (the "Acceptance Date"):

(a) Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of U.S. $1,200,000 in the following manner and at the following times:

(i) an initial and non-refundable Purchase Price Payment of U.S. $10,000 immediately upon the Acceptance Date of the Agreement (paid);

(ii) further non-refundable Purchase Price Payments of U.S. $95,000 on or before January 10, 2008 (paid) and August 15, 2008; and

(iii) further non-refundable Purchase Price Payments of U.S. $100,000 every six months commencing on or before January 10, 2009 and ending August 15, 2013; and

(b) Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to our satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

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

On August 25, 2008 we entered into an amendment agreement pursuant to which the total consideration payable was reduced to $300,000 as follows: i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and $57,000 cash (paid) and $38,000 by way of issuance of 19,000 restricted common shares of the Company at a deemed price of $2.00 per share (pending regulatory approval) on August 15, 2008, and a final payment of $50,000 by way of cash, plus $50,000 by way of restricted common shares of the Company at a deemed price based on the average closing price of the shares on the 5 previous days preceding the payment due date of October 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal year ended July 31, 2008 and seven month period ended July 31, 2007. Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2006, 2005 and 2004. Aggregate fees for professional services rendered to us by our auditors are set forth below:
	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	Year Ended December 31, 2006
Audit Fees	$177,000	$98,500	$70,000
Audit-Related Fees	$16,250	-	-
Tax Fees	-	16,100	-
Total	$193,250	$114,600	$70,000

Audit Fees. Aggregate fees for professional services in connection with the audit of our annual financial statements and the quarterly reviews of our financial statements included in our quarterly reports.

Audit-Related Fees. Our auditors provided audit-related services to us in connection with the review of other regulatory filings.

Tax Fees. Our auditors did not provide tax preparation services.

All Other Fees. Our auditors did not provide any other services to us other than those described above.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all of the audit and permitted non-audit services performed by Ernst & Young LLP in the year ended July 31, 2008.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Audit Committee Charter(1)
3.4	Ethics Charter(1)
10.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
10.2	Mineral Asset Option Agreement(3)
10.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
10.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
10.5	Harry A. Moore Trust Agreement(5)
10.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
10.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
10.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
10.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
10.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani(6)
10.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
10.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis(7)
10.13	Consulting Agreement dated February 1, 2007 between the Company and Epoch Financial Group Inc. (12)
10.14	Web Services Agreement dated March 21, 2007 between the Company and Market Pathways Financial Relations Inc.(12)
10.15	Letter Option Agreement dated March 28, 2007 between the Company and Betty, Fred and Marty Holley(12)
10.16	Consulting Agreement dated March 29, 2007 between the Company and EuroXchange Consulting Ltd.(12)
10.17	Database Agreement dated April 4, 2007 between the Company and Paul Pierce(12)
10.18	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc.(11)
10.19	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.20	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.21	Agency Agreement between Uranium Energy Corp. and National Bank Financial Inc., RBC Dominion Securities Inc. and Canaccord Capital Corporation dated December 12, 2007(17)
10.22	Registration Rights Agreement dated December 12, 2007 between Uranium Energy Corp. and National Bank Financial Inc.(17)
10.23	Form of Subscription Agreement between Uranium Energy Corp. and certain selling stockholders(17)
10.24	Form of Warrant Certificate(17)
10.25	Form of Registration Rights Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.26	Form of Subscription Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.27	Form of Warrant Certificate provided by Uranium Energy Corp. to the subscribers of the July 2008 Units(18)
10.28	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (14)
10.29	Amendment and Extension to Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (15)
10.30	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (16)
10.31	2005 Stock Option Plan of Uranium Energy Corp.(8)
10.32	Amended 2005 Stock Option Plan(9)
10.33	2006 Stock Incentive Plan of Uranium Energy Corp.(10)
16.1	Letter Re: Change in Certifying Accountant(13)
23.1	Consent of Independent Auditors, Dale Matheson Carr-Hilton LaBonte LLP, filed herewith as an exhibit
23.2	Consent of Independent Auditors, Ernst & Young, LLP, filed herewith as an exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), filed herewith as an exhibit
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), filed herewith as an exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith as an exhibit

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

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.

      Incorporated by reference to our Registration Statement on Form SB-2/A filed with the SEC on May 14, 2007.

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 13, 2007.

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.

      Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on October 29, 2007.

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.

      Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 12, 2008.

      Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By: /s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer and a director
Date: October 22 , 2008.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer and a director
Date: October 22 , 2008.

By: /s/ Pat Obara
Pat Obara
Secretary, Treasurer and Chief Financial Officer
Date: October 22 , 2008.

By: /s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and a director
Date: October 22 , 2008.

By: /s/ Harry L. Anthony
Harry L. Anthony
Chief Operating Officer and a director
Date: October 22 , 2008.

By: /s/ Ivan Obolensky
Ivan Obolensky
A director
Date: October 22 , 2008.

By: /s/ Erik Essiger
Erik Essiger
A director
Date: October 22 , 2008.

By: /s/ Vincent Della Volpe
Vincent Della Volpe
A director
Date: October 22 , 2008.

__________