Form 10-Q
period 2008-10-31
URANIUM ENERGY CORP
filed 2008-12-10
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended October 31, 2008

or

[  ]       Transition Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

9801 Anderson Mill Road, Suite 230, Austin, Texas	78750
(Address of principal executive offices)

(512) 828-6980
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,407,739 shares of common stock outstanding as of December 9, 2008.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2008	July 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$ 9,631,958	$ 13,137,318
Restricted cash (Note 3)	161,376	164,376
Accounts and interest receivable	48,653	48,745
Due from related parties	8,564	10,157
Prepaid expenses and deposits	222,561	254,594

	10,073,112	13,615,190

MINERAL RIGHTS AND PROPERTIES (Note 4)	13,450,692	13,376,497
DATABASES (Note 5)	910,147	970,354
LAND USE AGREEMENTS (Note 6)	40,832	41,920
PROPERTIES AND EQUIPMENT (Note 7)	1,089,893	1,127,222

	$ 25,564,676	$ 29,131,183

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 730,242	$ 865,390

STOCKHOLDERS' EQUITY
Capital stock (Note 9)
Common stock $0.001 par value: 750,000,000 shares authorized
46,382,739 shares issued and outstanding
(July 31, 2008 - 46,318,739)	46,384	46,319
Additional paid-in capital	68,905,024	68,619,362
Deficit accumulated during the exploration stage	(44,116,974)	(40,399,888)

	24,834,434	28,265,793

	$ 25,564,676	$ 29,131,183

COMMITMENTS AND CONTINGENCIES (Notes 4 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	For the Period from May 16, 2003 (inception) to October 31, 2008

EXPENSES
Consulting fees	$60,686	$154,889	$1,544,985
Consulting fees - stock based (Note 9)	11,404	104,954	6,528,562
Depreciation	131,993	69,943	645,891
General and administrative	1,043,856	1,147,993	11,663,228
Impairment loss on mineral properties (Note 4)	-	-	303,470
Interest and finance charges	-	-	171,730
Management fees	216,885	143,698	2,131,986
Management fees - stock based (Note 9)	-	-	4,717,003
Mineral property expenditures (Note 4)	1,814,185	1,848,733	13,524,639
Professional fees	238,936	120,133	1,721,618
Wages and benefits - stock based (Note 9)	238,805	227,632	2,232,491

	3,756,750	3,817,975	45,185,603

LOSS BEFORE OTHER ITEMS	(3,756,750)	(3,817,975)	(45,185,603)
OTHER ITEMS
Gain on sale of assets	-	-	363,757
Gain on sale of investments	-	-	47,548
Interest income	39,664	78,396	605,794
Other income	-	-	51,530

LOSS BEFORE INCOME TAXES	(3,717,086)	(3,739,579)	(44,116,974)
INCOME TAXES
Deferred income tax (expense) benefit	-	(27,778)	-

NET LOSS FOR THE PERIOD	(3,717,086)	(3,767,357)	(44,116,974)
OTHER COMPREHENSIVE (LOSS) INCOME (NET OF INCOME TAXES)	-	(40,844)	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(3,717,086)	$(3,808,201)	$(44,116,974)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.08)	$ (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	46,346,505	37,618,731

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, July 31, 2008	46,318,739	$46,319	$68,619,362	$(40,399,888)	$28,265,793

Common stock
Issued on the exercise of options	30,000	30	9,970	-	10,000
Issued pursuant to mineral rights and properties acquisitions	19,000	20	10,050	-	10,070
Issued pursuant to service agreements	15,000	15	19,410	-	19,425

Stock based compensation
Options issued for consulting services	-	-	7,427	-	7,427
Options issued for wages and benefits	-	-	238,805	-	238,805

Net loss for the period	-	-	-	(3,717,086)	(3,717,086)

Balance, October 31, 2008	46,382,739	$46,384	$68,905,024	$(44,116,974)	$24,834,434

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	For the Period From May 16, 2003 (inception) to October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,717,086)	$(3,767,357)	$(44,116,974)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	250,209	332,586	13,478,056
Stock based mineral property expenditures	-	-	138,750
Impairment loss on mineral properties	-	-	303,470
Non-cash interest and finance charges	-	-	171,730
Depreciation and amortization	130,858	69,944	644,756
Deferred income tax expense	-	27,778	-
Gain on sale of assets	-	-	(363,757)
Gain on sale of investments	-	-	(47,548)
Changes in operating assets and liabilities:
Accounts and interest receivable	92	3,068	(48,653)
Prepaid expenses and deposits	32,033	(70,485)	(202,034)
Accounts payable and accrued liabilities	(119,700)	113,923	727,338

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,423,594)	(3,290,543)	(29,314,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	10,000	130,000	46,452,592
Recovery of short swing profits	-	-	119,138
Advances from related parties	-	-	225,581
Advances and repayments to related parties	1,593	-	(234,145)

NET CASH FLOWS FROM FINANCING ACTIVITIES	11,593	130,000	46,563,166

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights and properties	(74,195)	(1,065,691)	(5,546,663)
Acquisition of databases	-	(50,000)	(901,750)
Acquisition of land use rights	-	-	(15,000)
Proceeds from sale of assets	-	-	150,000
Proceeds from sale of investments	-	-	282,588
Purchase of property and equipment	(22,164)	(245,615)	(1,424,141)
Restricted cash	3,000	(136,458)	(161,376)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(93,359)	(1,497,764)	(7,616,342)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,505,360)	(4,658,307)	9,631,958
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,137,318	9,083,453	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,631,958	$4,425,146	$9,631,958

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
   AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

NOTE 1:            NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at October 31, 2008 the Company has interests in approximately 56,035 net acres of mineral properties which have been staked, leased or optioned.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at October 31, 2008 the Company has working capital of $9,342,870 and an accumulated deficit of $44,116,974. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for the next 12 months is dependent on implementing management plans relating to cost reduction and cash spending programs. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. As at October 31, 2008 the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $46,452,592 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral rights and property acquisitions, databases, land use agreements, and property and equipment, and the valuation of stock-based compensation. Other areas requiring estimates include allocations of expenditures to resource property interests and depreciation of property and equipment. Actual results could differ from those estimates.

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. Periodically, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

Recent Accounting Pronouncements

In February 2008 the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company does not anticipate that this statement will have an impact on its financial statements.

NOTE 3:            RESTRICTED CASH

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division, in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 2.0% per annum, are automatically renewable and are protected by federal insurance up to $100,000. Additionally, the Company has deposits of $15,000 with the Arizona State Land Department pursuant to exploration activities in the State of Arizona, and a deposit of $5,418 with the State of Colorado pursuant to exploration activities in that state. During the three months ended October 31, 2008 the Company recovered $3,000 previously on deposit with the Arizona State Land Department.

NOTE 4:            MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As at October 31, 2008 the Company has interests in 63,563 gross acres (56,035 net mineral acres) of mineral properties have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $13,450,692, including $8,207,500 representing the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at October 31, 2008 total yearly recurring maintenance payments of $227,345 are required to maintain existing mineral leases.

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

Acquisition costs for the Moore Option total $8,407,500 as at October 31, 2008 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $284,267 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,691,767 as at October 31, 2008.

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
(d)           a further payment of $500,000 on or before April 27, 2008 ($475,000 paid); and
(e)           a final payment of $400,000 on or before April 27, 2009.

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire. Additionally, the Company has incurred $11,758 in other mineral right and property acquisition charges related to the Holley Option, for a cumulative cost of $1,181,758 as at October 31, 2008.

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

(b)           an additional cash payment of $2,000,000 six months from the effective date of the Lease ($980,000 paid, being the Company's 49% portion);

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $649,029 in exploration costs on behalf of Cibola for a cumulative contribution of $3,099,029. As an exploration stage company, Cibola has no liabilities as at October 31, 2008 and accordingly, $2,450,000 in mineral right and property acquisition costs in addition to $36,750 in database acquisition costs have been capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

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

ii)          a further non-refundable Purchase Price Payments of U.S. $95,000 on or before January 10, 2008 (paid); and

iii)         a further non-refundable Purchase Price Payment of U.S. $95,000 immediately upon the Acceptance Date of the Amending Agreement in the following manner:

a.     an initial U.S. $57,000 cash payment (paid); and

b.     the U.S. $38,000 balance by way of issuance of an aggregate of 19,000 fully paid and non-assessable restricted common shares at a deemed issuance price of $2.00 per share (issued); and

iv)          a further non-refundable Purchase Price Payment of U.S. $100,000 payable on or before October 31, 2009 in the following manner:

a.     an initial U.S. $50,000 cash payment; and

b.     the U.S. $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009, which would equate to the said balance of U.S. $50,000; and

(b)           Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to our satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

Pursuant to the terms of the Agreement, in order to secure the complete and timely payment of our purchase price obligations to Mr. Stairs under the Agreement, the Company granted a security interest in and to, a lien upon and a right of set-off against its right, title and interest in and to the Assets.

Additionally, the Company has incurred $16,600 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $188,670 as at October 31, 2008.

F-33 Acquisition (Todilto)

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date. Additionally, the Company has incurred $91,692 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $291,692 as at October 31, 2008.

	October 31, 2008	July 31, 2008

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	$ 2,450,000	$ 2,450,000
Goliad, Texas	8,691,767	8,684,750
Holley Option, Colorado, New Mexico and Utah	1,181,758	1,181,661
New River, Arizona	188,670	121,600
Todilto, New Mexico	291,692	291,681

Other Property Acquisitions	950,275	950,275

	13,754,162	13,679,967

Write Down for Loss on Impairment	(303,470)	(303,470)

	$ 13,450,692	$ 13,376,497

Mineral property exploration costs on a regional basis are as follows:

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	For the Period From May 16, 2006 (inception) to October 31, 2008

Exploration Costs
Arizona	$ 9,750	$ 14,102	$ 103,133
Colorado	54,960	48,557	283,125
Nevada	-	-	963
New Mexico	294,839	124,230	1,091,032
Texas	1,365,131	1,393,437	10,995,552
Utah	4,716	6,791	45,617
Wyoming	84,789	261,616	1,005,217

	$ 1,814,185	$ 1,848,733	$ 13,524,639

NOTE 5:            DATABASES

Database acquisition costs consist of the following:

	October 31, 2008	July 31, 2008

Mineral Property Databases
Moore	$ 141,890	$ 141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	209,000
Halterman	166,500	166,500
Peirce	36,750	36,750
Jebsen	100,000	100,000
Tronox, LLC	500,000	500,000

	1,204,140	1,204,140
Accumulated Amortization	(293,993)	(233,786)

	$ 910,147	$ 970,354

NOTE 6:            LAND USE AGREEMENTS

Land use acquisition costs, including right of way and easement agreements consist of the following:

	October 31, 2008	July 31, 2008

Land Use Agreements
Real Pipeline Right of Way	$ 15,000	$ 15,000
Stanford Road Right of Way	28,520	28,520

	43,520	43,520
Accumulated Amortization	(2,688)	(1,600)

	$ 40,832	$ 41,920

NOTE 7:            PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31, 2008	July 31, 2008

Property and Equipment
Computer Equipment	$ 237,645	$ 239,217
Exploration Equipment	247,828	232,322
Furniture and Fixtures	59,997	59,997
Land	175,144	175,144
Leasehold Improvements	8,728	8,728
Vehicles	704,869	686,569

	1,434,211	1,401,977
Accumulated Depreciation	(344,318)	(274,755)

	$ 1,089,893	$ 1,127,222

NOTE 8:            RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2008, the Company had transactions with certain officers and directors of the Company as follows:

(a)         incurred $216,885 in management fees paid to directors and officers during the period; and

(b)         incurred $4,033 in consulting fees and $31,212 in general and administrative costs paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties. As at October 31, 2008 a balance of $8,654 for the reimbursement of administrative costs is due from companies controlled by direct family members of a current officer and a current director.

NOTE 9:            STOCKHOLDERS' EQUITY

Share Capital

The Company's capital stock as at October 31, 2008 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

2009 Share Transactions

On August 13, 2008 the Company issued 7,500 restricted common shares pursuant to a financial consulting agreement. At the time of issuance, the shares had a value of $2.06 per share and $15,450 was recorded as stock-based consulting fees. Additionally, on October 23, 2008 the Company issued 7,500 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $0.53 per share and $3,975 was recorded as stock-based consulting fees.

On October 23, 2008 the Company issued 19,000 restricted common shares pursuant to an asset purchase agreement (refer to Note 4). At the time of issuance, the shares had a value of $0.53 per share and $10,070 was recorded as stock-based mineral rights and properties acquisitions.

During the three months ended October 31, 2008 a total of 30,000 common stock options were exercised for aggregate proceeds of $10,000.

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at October 31, 2008 1,754,480 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at October 31, 2008 3,264,366 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

A summary of the Company's common share purchase warrants as at October 31, 2008 and changes during the period is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2008	9,202,661	$ 3.16	1.25
Issued	-	-	-
Expired	(3,461,763)	(2.89)	-

Balance, October 31, 2008	5,740,898	$ 3.32	1.64

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at October 31, 2008 was estimated at $Nil.

Stock Options

On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,250,000 options. On April 10, 2006 the Company amended its 2005 Stock Option Plan whereby, subject to adjustment from time to time as provided in Article 11.1, whereby the number of common shares available for issuance under the Plan was increased from 5,250,000 shares to 7,500,000 shares. On October 10, 2006 the Company ratified the 2006 Stock Incentive Plan whereby, subject to adjustment from time to time as provided in Article 18.1, the number of common shares available for issuance under the Plan was increased to 10,000,000 shares.

On March 30, 2007, a total of 415,000 stock options were granted to employees, consultants, and officers at an exercise price of $5.70 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,962,950 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 116%. During the three months ended October 31, 2008 the $66,205 value of the options earned during the period has been recorded as stock based consulting fees and wages.

On November 1, 2007 a total of 660,000 stock options were granted to employees and a director at an exercise price of $3.80 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,762,200 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.33%, a dividend yield of 0%, and an expected volatility of 87%. During the three months ended October 31, 2008 the $145,171 value of the options earned during the period has been recorded as stock based consulting fees and wages.

On January 25, 2008 a total of 100,000 stock options were granted to an employee and a consultant at an exercise price of $2.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $162,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.50%, a dividend yield of 0%, and an expected volatility of 80%. During the three months ended October 31, 2008 the $2,100 value of the options earned during the period has been recorded as stock based consulting fees.

On February 11, 2008 a total of 65,000 stock options were granted to consultants at an exercise price of $2.68 per share. The term of these options is ten years. The fair value of these options at the date of grant of $125,450 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.00%, a dividend yield of 0%, and an expected volatility of 92%. During the three months ended October 31, 2008 the $1,502 value of the options earned during the period has been recorded as stock based consulting fees.

On April 7, 2008 a total of 1,150,000 stock options were granted to employees, directors and officers at an exercise price of $2.50 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,874,500 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.23%, a dividend yield of 0%, and an expected volatility of 80%. During the three months ended October 31, 2008 the $15,281 value of the options earned during the period has been recorded as stock based wages.

On May 15, 2008 a total of 90,000 stock options were granted to employees at an exercise price of $2.35 per share. The term of these options is ten years. The fair value of these options at the date of grant of $127,800 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 73%. During the three months ended October 31, 2008 the $15,975 value of the options earned during the period has been recorded as stock based wages.

A summary of the Company's stock options as at October 31, 2008 and changes during the period is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2008	5,462,500	$ 1.97	8.46
Issued	-	-	-
Exercised	(30,000)	(0.33)	(7.27)

Balance, October 31, 2008	5,432,500	$ 1.98	8.21

The AIV under the provisions of SFAS No. 123R of all outstanding options as at October 31, 2008 was estimated at $246,050. The AIV of options exercised during the three months ended October 31, 2008 was estimated at $31,300.

Stock Based Compensation

A summary of stock based compensation expense for the three months ended October 31, 2008:

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	For the Period From May 16, 2003 (inception) to October 31, 2008

Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ 1,157,500
Common stock issued for consulting services	3,977	35,975	210,927
Options issued to consultants	7,427	68,979	3,541,609
Warrants issued for consulting services	-	-	1,618,526

	11,404	104,954	6,528,562

Stock Based Management Fees
Amortization of deferred compensation	-	-	650,000
Options issued to management	-	-	4,067,003

	-	-	4,717,003

Stock Based Wages and Benefits
Options issued to employees	238,805	227,632	2,232,491

	$ 250,209	$ 332,586	$ 13,478,056

NOTE 10         COMMITMENTS

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. As at October 31, 2008 no services have been provided and accordingly, the $100,000 retainer is classified as a prepaid expense.

On November 1, 2007 the Company entered into an asset purchase agreement for a mineral exploration claim and related database information located in Maricopa County, Arizona. On August 25, 2008 the Company entered into an agreement amending the underlying Agreement to Purchase Assets. Under the terms of the Amending Agreement, the Company will pay total consideration of $300,000 including i) a $10,000 deposit upon execution (paid), ii) an installment of $95,000 cash on January 10, 2008 (paid), iii) an installment of $95,000 on August 25, 2008 consisting of $57,000 cash (paid) and the issuance of 19,000 fully paid and non-assessable restricted common shares (issued), and iv) a further installment totaling $100,000 on or before October 31, 2009 consisting of $50,000 cash and the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full.

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

The aggregate minimum payments over the next five years are as follows:

October 31, 2009	$ 541,594
October 31, 2010	123,985

$ 665,579

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

NOTE 11         SUPPLEMENTAL CASH FLOW INFORMATION AND
                          NONCASH INVESTING AND FINANCING ACTIVITIES

On October 23, 2008 the Company issued 19,000 restricted common shares pursuant to an asset purchase agreement (refer to Note 4). At the time of issuance, the shares had a value of $0.53 per share and $10,070 was recorded as stock-based mineral rights and properties acquisitions.

	October 31, 2008	July 31, 2008

Cash and Cash Equivalents Consist of:
Cash in bank	$ 442,559	$ 974,407
Term deposits	9,189,399	12,162,911

	$9,631,958	$13,137,318

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended October 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2008. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

OVERVIEW

As used in this Quarterly Report: (i) the terms "we", "us", "our", "Uranium Energy" and the "Company" mean Uranium Energy Corp. and its wholly owned subsidiary, UEC Resources Ltd., unless the context otherwise requires; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2008 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2008.

General

Our company was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004 we changed our business operations and focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. On January 24, 2005, we filed an amendment to our Articles of Incorporation changing our name to "Uranium Energy Corp.". On December 31, 2007, UEC Resources Ltd., a wholly-owned subsidiary of Uranium Energy Corp. was incorporated under the laws of the Province of British Columbia, Canada.

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

Our Business Operations

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have interests in uranium exploration mineral properties totaling 63,563 gross acres (56,035 net mineral acres) of leased, staked or optioned mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming, which we intend to explore for economic deposits of uranium. These properties are subject to varying royalty interests, some of which are indexed to the sale price of uranium. The totals include 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC in which the Company holds a 49% interest. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Cibola Resources LLC, Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties are summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	3,991.28	3,991.28
Colorado	5,887.77	5,887.77
New Mexico	31,482.78	24,797.44
Texas	10,016.50	9,173.56
Utah	7,229.17	7,229.17
Wyoming	4,955.37	4,955.37

	63,562.87	56,034.59

(*)     Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

We plan to use our database of exploration data in order to target additional exploration properties for acquisition. For the remainder of the 2009 fiscal year, we may acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete these acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us. See "Risk Factors" below. These potential acquisition properties have not yet been specifically identified.

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

Recent Exploration Activities

Goliad

During the 2009 fiscal year and through the date of this Quarterly Report, we continued the initial confirmation drilling at our 100% controlled Goliad project in Goliad County, Texas (the "Goliad Lease"). Our drilling program consists of ongoing drilling in order to confirm and expand the existence of historically drill-indicative resources on the property (as identified by Moore Energy Corporation during the 1980's) and extending historically identified mineralized trends.

As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 450 holes. To date, we have completed approximately a further 958 exploration, confirmation and delineation holes totaling 338,615 feet, 36 new core holes totaling 9,408 feet, 65 monitor wells totaling 13,256 feet and 8 fault pump testing wells totaling 1,702 feet.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007

EXPENSES
Consulting fees	$ 60,686	$ 154,889
Consulting fees - stock based (Note 9)	11,404	104,954
Depreciation	131,993	69,943
General and administrative	1,043,856	1,147,993
Impairment loss on mineral properties (Note 4)	-	-
Interest and finance charges	-	-
Management fees	216,885	143,698
Management fees - stock based (Note 9)	-	-
Mineral property expenditures (Note 4)	1,814,185	1,848,733
Professional fees	238,936	120,133
Wages and benefits - stock based (Note 9)	238,805	227,632

	3,756,750	3,817,975

LOSS BEFORE OTHER ITEMS	(3,756,750)	(3,817,975)
OTHER ITEMS
Gain on sale of assets	-	-
Gain on sale of investments	-	-
Interest income	39,664	78,396
Other income	-	-

LOSS BEFORE INCOME TAXES	(3,717,086)	(3,739,579)
INCOME TAXES
Deferred income tax (expense) benefit	-	(27,778)

NET LOSS FOR THE PERIOD	$ (3,717,086)	$ (3,767,357)

We are an exploration stage company and net production revenues during the three months ended October 31, 2008 and 2007 were $Nil.

Operating expenses incurred during the three months ended October 31, 2008 decreased to $3,756,750 from $3,817,975 over the same period ended October 31, 2007. The decrease is primarily due to a reduction in consulting, administration and exploration costs, in addition to a decrease in stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

  Consulting fees decreased to $60,686 during the three months ended October 31, 2008 from $154,889 during the same period ended October 31, 2007 due primarily to a reduction in the reliance on third party service providers as we contracted some of our operations.

  Consulting fees - stock based decreased to $11,404 during the three months ended October 31, 2008 from $104,954 during the same period ended October 31, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the fair value of option grants earned during the period in addition to the amortization of stock and warrant grants issued to consultants.

  Depreciation increased to $131,993 during the three months ended October 31, 2008 from $69,943 during the same period ended October 31, 2007 due to significant investments in property, equipment and databases during the prior fiscal year that were not subject to amortization in the comparable period.

  General and administrative costs decreased to $1,043,856 during the three months ended October 31, 2008 from $1,147,993 during the same period ended October 31, 2007 due to the general contraction in some of our operations and personnel in the current period as compared to the prior period.

  Management fees increased to $216,885 during the three months ended October 31, 2008 from $143,698 during the same period ended October 31, 2007 due primarily to increases in executive compensation agreements during the comparable period.

  Mineral property expenditures decreased to $1,814,185 during the three months ended October 31, 2008 from $1,848,733 during the same period ended October 31, 2007 due to the contraction in some of our exploration activities over the prior period.

  Professional fees increased to $238,936 during the three months ended October 31, 2008 from $120,133 during the same period ended October 31, 2007 due primarily to increases in audit and review costs and consulting fees for regulatory compliance (SOX 404) in addition to increases in legal counsel fees associated with the growth in our operations, the federal law suit and permitting activities.

  Wages and benefits - stock based increased to $238,805 during the three months ended October 31, 2008 from $227,632 during the same period ended October 31, 2007. The current and prior year expenses consist of the fair value of option grants earned during the period.

Interest and other income decreased to $39,664 during the three months ended October 31, 2008 from $78,396 during the same period ended October 31, 2007 due to significantly lower investment rates during the current period.

Deferred tax expense decreased to $Nil during the three months ended October 31, 2008 from $27,778 during the same period ended October 31, 2007. The deferred tax benefit was calculated on the estimated unrealized gain on available-for-sale securities in the prior fiscal period which was reflected in other comprehensive income.

Our net loss during the three months ended October 31, 2008 was $3,717,086 or ($0.08) per share compared to a net loss of $3,767,357 or ($0.10) per share during the same period ended October 31, 2007. The weighted average number of shares outstanding was 46,346,505 for the three months ended October 31, 2008 compared to 37,618,731 for the same period ended October 31, 2007.

Transactions with Officers and Directors

Of the $3,756,750 incurred as operating expenses during the three months ended October 31, 2008 an aggregate of $216,885 was incurred payable to certain officers and directors and recorded as management fees. At October 31, 2008 there were no amounts due and owing to our directors and officers. A balance of $8,564 for the reimbursement of administrative costs at October 31, 2008 is due from companies controlled by direct family members of a current officer and a current director.

LIQUIDITY AND CAPITAL RESOURCES

	October 31,
	2008	2007

Cash and cash equivalents	$ 9,631,958	$ 4,425,146
Working capital (deficit)	9,342,870	4,920,697
Total assets	25,564,676	19,294,035
Total liabilities	730,242	529,055
Shareholders' equity	24,834,434	18,764,980

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At October 31, 2008 we had $9,631,958 in cash and working capital of $9,342,870. Generally, we have financed our operations through proceeds from the private placement of equity securities and debt instruments and the exercise of stock options and warrants. We used $3,505,360 net cash during the three months ended October 31, 2008 compared to $4,658,307 net cash during the same period ended October 31, 2007. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2008 was $3,423,594 compared to $3,290,543 during the same period ended October 31, 2007. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2008 was $11,593 compared to $130,000 during the same period ended October 31, 2007. During the current period, we received net proceeds of $10,000 primarily from the exercise of stock options.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2008 was $93,359 compared to $1,497,764 in the same period ended October 31, 2007. Significant investing expenditures during the prior period included mineral property acquisitions, including a $980,000 payment related to the Cibola Resources LLC agreement, a $500,000 payment for the Tronox database acquisition, payments totaling $200,000 relating to the F-33 agreement, and $757,647 in purchases of equipment.

Stock Options and Warrants

As at October 31, 2008 we had 5,432,500 stock options and 5,740,898 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.98 per share and the outstanding warrants have a weighted average exercise price of $3.32 per share. Accordingly, as at October 31, 2008 the outstanding options and warrants represented a total of 11,173,398 shares issuable for proceeds of approximately $29,816,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Plan of Operation and Funding

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and the exercise of stock options and warrants. In connection with our business plan, management anticipates to incur operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) future possible property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We may need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at October 31, 2008 we have working capital of $9,342,870 and an accumulated deficit of $44,116,974. Existing cash resources are currently expected to provide sufficient funds through the upcoming year, however the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for the next 12 months is dependent on implementing management plans relating to cost reduction and cash spending programs. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options and warrants for net proceeds of $46,452,592 from the issuance of shares of our common stock. See "Risk Factors" below.

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

(d)        a further payment of $500,000 on or before April 27, 2008 ($475,000 paid); and

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

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $2,450,000 in acquisition costs and an additional $649,029 in exploration costs on behalf of Cibola for a cumulative contribution of $3,099,029.

Consulting Agreement

On September 6, 2007 we entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, we paid a retainer of $100,000, with the balance of the agreement due upon completion of the services.

New River Project Acquisition

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs") for a mineral exploration claim and related database information located in Maricopa County, Arizona. On August 25, 2008 we entered into an agreement amending the underlying Agreement to Purchase Assets. Under the terms of the Amending Agreement, the Company will pay total consideration of $300,000 including i) a $10,000 deposit upon execution (paid), ii) an installment of $95,000 cash on January 10, 2008 (paid), iii) an installment of $95,000 on August 25, 2008 consisting of $57,000 cash (paid) and the issuance of 19,000 fully paid and non-assessable restricted common shares (issued), and iv) a further installment totaling $100,000 on or before October 31, 2009 consisting of $50,000 cash and the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009. Additionally, we have granted Mr. Stairs security interest on the acquired assets until the agreement is paid in full.

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

Office Leases

We are currently leasing office premises in New Mexico and Texas for monthly payments totaling $5,839. All office lease agreements having a maximum remaining term of no more than two years.

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

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, we assess the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Future reclamation and remediation costs, which include production equipment removal and environmental remediation, are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by engineering studies calculating the cost of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

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

Foreign Currency Translation

Our functional currency, including our subsidiary, is United States dollars. UEC Resources Ltd. maintains its accounting records in their local currency (Canadian dollar). In accordance with SFAS No. 52, "Foreign Currency Translation", the financial statements of our subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our functional currency are included in the determination of net income in the period.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense for employee awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. On a quarterly basis, we estimate expected forfeitures and updates the valuation accordingly.

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

Recent Accounting Pronouncements

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We do not anticipate that this statement will have an impact on our financial statements.

Item 3.       Quantitive and Qualitative Disclosures About Market Risk

We are subject to risks related to foreign currency exchange rate fluctuations. However, they have not had a material impact on our results of operations to date.

Our functional currency is the United States dollar. However, a portion of our business is transacted in other currencies (the Canadian dollar). As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

On October 22, 2008 we filed a Form 10-K for the period ended July 31, 2008. In the Form 10-K, management concluded that: (1) inadequate entity level controls due to: (i) weak tone at the top to implement an effective control environment, and (ii) failure in the operation of our whistle blower policy; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes represented material weaknesses in our internal control over financial reporting as at July 31, 2008. Accordingly, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as at July 31, 2008.

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

Management is in the process of remediating the deficiencies in our disclosure controls and procedures related to: (1) inadequate entity level controls; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.     Risk Factors

Except for the risk factor outlined below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2008 which was filed with the SEC on October 22, 2008.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, has, among other things, impeded access to capital or increased the cost of capital, which had had an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions have, among other things, made it more difficult for us to obtain, and have increased our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Services Agreements

On February 1, 2007 we entered into a one year consulting services agreement, which was renewed for a second term effective February 1, 2008. In accordance with the terms and provisions of the agreement, on August 13, 2008 we issued 7,500 shares of our restricted common stock, and on October 23, 2008 we issued an additional 7,500 shares of our restricted common stock, pursuant to Rule 506 of Regulation D to accredited investors.

Asset Purchase Agreement

Effective November 1, 2007 we entered into a binding letter Agreement to Purchase Assets, and on August 25, 2008 we entered into an agreement amending the underlying Agreement to Purchase Assets. In accordance with the terms of the amending agreement on October 23, 2008 we issued 19,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Utility Right-of-Way Easement Agreement

On October 13, 2007 we entered into a utility right-of-way easement agreement, which was subject to regulatory approval. In accordance with the terms of the agreement, on December 5, 2008 we issued 25,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: December 9, 2008

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: December 9, 2008