Form 10-Q
period 2009-01-31
URANIUM ENERGY CORP
filed 2009-03-12
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended January 31, 2009

or

[  ]         Transition Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

9801 Anderson Mill Road, Suite 230, Austin, Texas	78750
(Address of principal executive offices)	(Zip Code)

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,420,778 shares of common stock outstanding as of March 12, 2009.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2009	July 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$ 7,482,400	$ 13,137,318
Restricted cash (Note 3)	25,718	164,376
Accounts and interest receivable	710	48,745
Due from related parties (Note 8)	3,640	10,157
Prepaid expenses and deposits	219,311	254,594

	7,731,779	13,615,190

MINERAL RIGHTS AND PROPERTIES (Note 4)	13,414,491	13,376,497
DATABASES (Note 5)	854,940	970,354
LAND USE AGREEMENTS (Note 6)	44,906	41,920
PROPERTIES AND EQUIPMENT (Note 7)	1,011,874	1,127,222

	$ 23,057,990	$ 29,131,183

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 512,045	$ 865,390
Due to related parties (Note 8)	46,676	-

	558,721	865,390

STOCKHOLDERS' EQUITY
Capital stock (Note 9)
Common stock $0.001 par value: 750,000,000 shares authorized
46,407,739 shares issued and outstanding
(July 31, 2008 - 46,318,739)	46,409	46,319
Additional paid-in capital	69,380,871	68,619,362
Deficit accumulated during the exploration stage	(46,928,011)	(40,399,888)

	22,499,269	28,265,793

	$ 23,057,990	$ 29,131,183

COMMITMENTS AND CONTINGENCIES (Notes 4 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	For the Period from May 16, 2003 (inception) to January 31, 2009

EXPENSES
Consulting fees	$57,854	$147,169	$118,540	$302,058	$1,602,839
Consulting fees - stock based (Note 9)	68,311	213,279	79,715	318,233	6,596,873
Depreciation	132,421	81,011	264,414	150,954	778,312
General and administrative (Note 8)	707,520	1,358,014	1,751,376	2,506,007	12,370,748
Impairment loss on mineral properties (Note 4)	40,942	-	40,942	-	344,412
Interest and finance charges	-	-	-	-	171,730
Management fees (Note 8)	232,679	286,455	449,564	430,153	2,364,665
Management fees - stock based (Notes 8and 9)	170,250	267,000	170,250	267,000	4,887,253
Mineral property expenditures (Note 4)	1,124,116	1,431,894	2,938,301	3,280,627	14,648,755
Professional fees	53,711	201,974	292,647	322,107	1,775,329
Wages and benefits - stock based (Note 9)	232,059	525,090	470,864	752,722	2,464,550

	2,819,863	4,511,886	6,576,613	8,329,861	48,005,466

LOSS BEFORE OTHER ITEMS	(2,819,863)	(4,511,886)	(6,576,613)	(8,329,861)	(48,005,466)
OTHER ITEMS
Gain on sale of assets	-	-	-	-	363,757
Gain on sale of investments	-	-	-	-	47,548
Interest income	8,826	53,031	48,490	131,427	614,620
Other income	-	10,355	-	10,355	51,530

LOSS BEFORE INCOME TAXES	(2,811,037)	(4,448,500)	(6,528,123)	(8,188,079)	(46,928,011)
INCOME TAXES
Deferred income tax (expense) benefit	-	(90,101)	-	(117,879)	-

NET LOSS FOR THE PERIOD	(2,811,037)	(4,538,601)	(6,528,123)	(8,305,958)	(46,928,011)
OTHER COMPREHENSIVE (LOSS) INCOME (NET OF INCOME TAXES)	-	(132,480)	-	(173,324)	-

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(2,811,037)	$(4,671,081)	$(6,528,123)	$(8,479,282)	$(46,928,011)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.12)	$(0.14)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	46,398,228	38,751,900	46,372,367	38,185,316

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, July 31, 2008	46,318,739	$46,319	$68,619,362	$(40,399,888)	$28,265,793

Common stock
Issued on the exercise of options	30,000	30	9,970	-	10,000
Issued pursuant to mineral rights and properties acquisitions	44,000	45	15,275	-	15,320
Issued pursuant to service agreements	15,000	15	19,410	-	19,425

Stock based compensation
Options issued for consulting services	-	-	75,740	-	75,740
Options issued for management fees	-	-	170,250	-	170,250
Options issued for wages and benefits	-	-	470,864	-	470,864

Net loss for the period	-	-	-	(6,528,123)	(6,528,123)

Balance, January 31, 2009	46,407,739	$46,409	$69,380,871	$(46,928,011)	$22,499,269

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	For the Period From May 16, 2003 (inception) to January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,528,123)	$(8,305,958)	$(46,928,011)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	720,829	1,337,955	13,948,676
Stock based mineral property expenditures	-	-	138,750
Impairment loss on mineral properties	40,942	-	344,412
Non-cash interest and finance charges	-	-	171,730
Depreciation and amortization	264,414	150,954	778,312
Deferred income tax expense	-	117,879	-
Gain on sale of assets	-	-	(363,757)
Gain on sale of investments	-	-	(47,548)
Changes in operating assets and liabilities:
Accounts and interest receivable	48,035	(21,000)	(710)
Prepaid expenses and deposits	35,283	(86,757)	(198,784)
Accounts payable and accrued liabilities	(337,895)	180,833	509,143

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,756,515)	(6,626,094)	(31,647,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	10,000	6,509,640	46,452,592
Recovery of short swing profits	-	132,138	119,138
Repayment of advances to related parties	6,517	-	232,098
Advances to related parties	-	(9,020)	(235,738)
Advances from related parties	46,676	-	46,676

NET CASH FLOWS FROM FINANCING ACTIVITIES	63,193	6,632,758	46,614,766

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights and properties	(78,936)	(1,445,225)	(5,551,404)
Acquisition of databases	(5,000)	(100,000)	(906,750)
Acquisition of land use rights	-	-	(15,000)
Proceeds from sale of assets	-	-	150,000
Proceeds from sale of investments	-	-	282,588
Purchase of property and equipment	(16,318)	(601,465)	(1,418,295)
Restricted cash	138,658	(154,458)	(25,718)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	38,404	(2,301,148)	(7,484,579)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,654,918)	(2,294,484)	7,482,400
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,137,318	9,083,453	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,482,400	$6,788,969	$7,482,400

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
   AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 (Unaudited)

NOTE 1:             NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at January 31, 2009 the Company has interests in approximately 54,700 net acres of mineral properties which have been staked, leased or optioned.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at January 31, 2009 the Company has working capital of $7,173,058 and an accumulated deficit of $46,928,011. Existing cash resources are currently expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties (refer to Note 2). The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. As at January 31, 2009 the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $46,452,592 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at January 31, 2009 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

Recent Accounting Pronouncements

In February 2008 the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company does not anticipate that this statement will have an impact on its consolidated financial statements.

NOTE 3:             RESTRICTED CASH

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division ("Wyoming DEQ, LQD"), in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 2.0% per annum, are automatically renewable and are protected by federal insurance up to $100,000. Additionally, the Company has deposits of $15,000 with the Arizona State Land Department pursuant to exploration activities in the State of Arizona, and a deposit of $5,418 with the State of Colorado pursuant to exploration activities in that state. During the six months ended January 31, 2009 the Company was notified that the two certificates of deposits held as surety bonds by the Wyoming Department of Environmental Quality, Land Quality Division would be released to the Company as the majority of land reclamation was completed to the satisfaction of the Wyoming DEQ, LQD. Accordingly a total of $138,658 has been removed from restricted cash. An amount of $5,300 remains held by the Wyoming DEQ, LQD.

NOTE 4:             MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As at January 31, 2009 the Company has interests in 62,228 gross acres (54,700 net mineral acres) of mineral properties that have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $13,758,903 including $8,207,500 representing the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at January 31, 2009 total yearly recurring maintenance payments of $230,579 are required to maintain existing mineral leases.

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

Acquisition costs for the Moore Option total $8,407,500 as at January 31, 2009 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $284,498 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,691,998 as at January 31, 2009.

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

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire. Additionally, the Company has incurred $12,068 in other mineral right and property acquisition charges related to the Holley Option, for a cumulative cost of $1,181,758 as at January 31, 2009.

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $662,505 in exploration costs on behalf of Cibola for a cumulative contribution of $3,112,505. As an exploration stage company, Cibola has no liabilities as at January 31, 2009 and accordingly, $2,450,000 in mineral right and property acquisition costs in addition to $36,750 in database acquisition costs have been capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

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

On August 25, 2008 the Company entered into an agreement amending the underlying Agreement to Purchase Assets from Melvin O. Stairs, Jr. Under the terms of the Amending Agreement, the Purchase Price Payment has been amended to the following:

a)   Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of U.S. $300,000 in the following manner and at the following times:

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

a.   an initial U.S. $50,000 cash payment; and

b.   the U.S. $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009, which would equate to the said balance of U.S. $50,000; and

b)   Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to our satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

Pursuant to the terms of the Agreement, in order to secure the complete and timely payment of our purchase price obligations to Mr. Stairs under the Agreement, the Company granted a security interest in and to, a lien upon and a right of set-off against its right, title and interest in and to the Assets.

Additionally, the Company has incurred $16,600 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $188,670 as at January 31, 2009.

F-33 Acquisition (Todilto)

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date. On December 12, 2008 the Company entered into an agreement amending the aforementioned underlying agreement to acquire mineral leases to the following: 1) $5,000 on or before December 31, 2008 (paid) and $45,000 on or before December 31, 2009. At the Company's option, the final installment may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date.

Additionally, the Company has incurred $91,203 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $296,203 as at January 31, 2009.

	January 31, 2009	July 31, 2008

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	$ 2,450,000	$ 2,450,000
Goliad, Texas	8,691,998	8,684,750
Holley Option, Colorado, New Mexico and Utah	1,181,758	1,181,661
New River, Arizona	188,670	121,600
Todilto, New Mexico	296,203	291,681

Other Property Acquisitions	950,274	950,275

	13,758,903	13,679,967
Write Down for Loss on Impairment	(344,412)	(303,470)

	$ 13,414,491	$ 13,376,497

During the six months ended January 31, 2009 the Company decided not to renew or continue certain lease and option agreements in Arizona, New Mexico and Texas. Accordingly, $40,942 in mineral rights and properties have been written down to impairment.

Mineral property exploration costs on a regional basis are as follows:

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	For the Period From May 16, 2006 (inception) to January 31, 2009

Exploration Costs
Arizona	$ -	$ 2,240	$ 9,750	$ 16,342	$ 103,132
Colorado	-	3,528	54,960	52,085	283,126
Nevada	-	-	-	-	963
New Mexico	26,193	6,289	321,033	130,519	1,117,226
Texas	1,095,698	1,368,328	2,460,828	2,761,765	12,031,249
Utah	25	2,200	4,742	8,991	45,642
Wyoming	2,200	49,309	86,988	310,925	1,067,417

	$ 1,124,116	$ 1,431,894	$ 2,938,301	$ 3,280,627	$ 14,648,755

NOTE 5:             DATABASES

Database acquisition costs consist of the following:

	January 31, 2009	July 31, 2008

Mineral Property Databases
Moore	$ 141,890	$ 141,890
Brenniman	209,000	209,000
Halterman	166,500	166,500
Jebsen	100,000	100,000
Tronox, LLC	500,000	500,000

Other Database Acquisitions	91,750	86,750

	1,209,140	1,204,140
Accumulated Amortization	(354,200)	(233,786)

	$ 854,940	$ 970,354

NOTE 6:             LAND USE AGREEMENTS

Land use acquisition costs, including right-of-way and easement agreements consist of the following:

	January 31, 2009	July 31, 2008

Land Use Agreements
Real Pipeline Right-of-Way	$ 15,000	$ 15,000
Stanford Utility Right-of-Way	33,770	28,520

	48,770	43,520
Accumulated Amortization	(3,864)	(1,600)

	$ 44,906	$ 41,920

NOTE 7:             PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31, 2009	July 31, 2008

Property and Equipment
Computer Equipment	$ 237,799	$ 239,217
Exploration Equipment	247,828	232,322
Furniture and Fixtures	59,997	59,997
Land	175,144	175,144
Leasehold Improvements	8,728	8,728
Vehicles	698,869	686,569

	1,428,365	1,401,977
Accumulated Depreciation	(416,491)	(274,755)

	$ 1,011,874	$ 1,127,222

NOTE 8:             RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2009 the Company had transactions with certain officers and directors of the Company as follows:

(a)        incurred $449,564 in management fees paid to directors and officers during the period, of which $46,676 is outstanding as at January 31, 2009 and reported as due to related parties;

(b)        incurred$170,250 in stock based compensation for the incremental fair value of options granted to directors and officers that were repriced during the period; and

(c)        incurred $21,966 in general and administrative costs paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties. As at January 31, 2009 a balance of $3,640 for the reimbursement of administrative costs is due from companies controlled by direct family members of a current officer and a current director.

NOTE 9:             STOCKHOLDERS' EQUITY

Share Capital

The Company's capital stock as at January 31, 2009 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

On December 5, 2008 the Company issued 25,000 restricted common shares pursuant to a land use agreement. At the time of issuance, the shares had a value of $0.21 per share and $5,250 was recorded as stock-based land use agreements.

During the six months ended January 31, 2009 a total of 30,000 common stock options were exercised for aggregate proceeds of $10,000.

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at January 31, 2009 1,551,980 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at January 31, 2009 2,798,028 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

A summary of the Company's common share purchase warrants as at January 31, 2009 and changes during the period is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2008	9,202,661	$ 3.16	1.25
Issued	-	-	-
Expired	(5,261,763)	(3.36)	-

Balance, January 31, 2009	3,940,898	$ 2.89	2.09

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at January 31, 2009 was estimated at $Nil.

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

On October 10, 2006, a total of 650,000 stock options were granted to employees, consultants, directors and officers at an exercise price of $1.30 per share. The term of these options is ten years. The fair value of these options at the date of grant of $754,000 was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 4.09%, a dividend yield of 0%, and an expected volatility of 264.00%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $5.70 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $31,500 value of the options repriced during the period has been recorded as stock based consulting fees and management fees.

On January 2, 2007, a total of 565,000 stock options were granted to employees, consultants, and officers at an exercise price of $3.30 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,548,100 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $5.70 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $63,900 value of the options repriced during the period has been recorded as stock based consulting fees, management fees and wages.

On March 30, 2007, a total of 415,000 stock options were granted to employees, consultants, and officers at an exercise price of $5.70 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,962,950 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 116%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $5.70 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $91,555 value of the options earned and repriced during the period has been recorded as stock based consulting fees and wages.

On November 1, 2007 a total of 660,000 stock options were granted to employees, consultants and a director at an exercise price of $3.80 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,762,200 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.33%, a dividend yield of 0%, and an expected volatility of 87%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $3.80 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $336,519 value of the options earned and repriced during the period has been recorded as stock based consulting fees, management fees and wages.

On January 25, 2008 a total of 100,000 stock options were granted to consultants at an exercise price of $2.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $162,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.50%, a dividend yield of 0%, and an expected volatility of 80%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.45 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $8,354 value of the options earned and repriced during the period has been recorded as stock based consulting fees.

On February 11, 2008 a total of 65,000 stock options were granted to consultants at an exercise price of $2.68 per share. The term of these options is ten years. The fair value of these options at the date of grant of $125,450 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.00%, a dividend yield of 0%, and an expected volatility of 92%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.68 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $5,325 value of the options earned and repriced during the period has been recorded as stock based consulting fees.

On April 7, 2008 a total of 1,150,000 stock options were granted to employees, directors and officers at an exercise price of $2.50 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,874,500 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.23%, a dividend yield of 0%, and an expected volatility of 80%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.50 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $118,449 value of the options earned and repriced during the period has been recorded as stock based management fees and wages.

On May 15, 2008 a total of 90,000 stock options were granted to employees at an exercise price of $2.35 per share. The term of these options is ten years. The fair value of these options at the date of grant of $127,800 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 73%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.35 per share to $0.95 and $0.45 respectively. During the six months ended January 31, 2009 the $33,442 value of the options earned and repriced during the period has been recorded as stock based wages.

On November 7, 2008 a total of 240,000 stock options were granted to consultants and an employee at an exercise price of $0.95 per share. The term of these options is ten years. The fair value of these options at the date of grant of $57,600 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.28%, a dividend yield of 0%, and an expected volatility of 105.16%. On December 19, 2008 and January 14, 2009 the Company approved the repricing of certain stock options from $0.95 per share to $0.45. During the six months ended January 31, 2009 the $25,628 value of the options earned and repriced during the period has been recorded as stock based consulting fees and wages.

On January 14, 2009 a total of 20,000 stock options were granted to a consultant at an exercise price of $0.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $7,400 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.10%, a dividend yield of 0%, and an expected volatility of 136.59%. During the six months ended January 31, 2009 the $2,183 value of the options earned during the period has been recorded as stock based consulting fees and wages.

On November 1, 2008, December 19, 2008 and January 14, 2009 the Company approved the repricing of certain stock options issued to consultants, management and employees. On November 1, 2008 options with exercise prices ranging from $2.35 to $5.70 per share were repriced to $0.95 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life ranging from 3.2 to 4.6 years, a risk free interest rate of 0.24%, a dividend yield of 0%, and an expected volatility of 105%. On December 19, 2008 options with exercise prices ranging from $0.95 to $3.80 per share were repriced to $0.45 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life ranging from 2.9 to 4.9 years, a risk free interest rate of 0.11%, a dividend yield of 0%, and an expected volatility of 117%. On January 14, 2009 options with an exercise price of $0.95 per share were repriced to $0.45 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life of 4.8 years, a risk free interest rate of 0.10%, a dividend yield of 0%, and an expected volatility of 137%. As at January 31, 2009 the remaining unvested incremental fair value of repriced options issued to employees was $45,978.

A summary of the Company's stock options as at January 31, 2009 and changes during the period is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2008	5,462,500	$ 1.97	8.46
Issued	240,000	0.45	10.00
Exercised	(30,000)	(0.33)	(7.27)
Expired	(349,500)	(0.83)	-

Balance, January 31, 2009	5,323,000	$ 0.65	7.92

The AIV under the provisions of SFAS No. 123R of all outstanding options as at January 31, 2009 was estimated at $258,563. The AIV of options exercised during the six months ended January 31, 2009 was estimated at $31,300.

Stock Based Compensation

A summary of stock based compensation expense for the six months ended January 31, 2009:

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	For the Period From May 16, 2003 (inception) to January 31, 2009

Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ 1,157,500
Common stock issued for consulting services	3,975	54,124	210,925
Options issued to consultants	75,740	264,109	3,609,922
Warrants issued for consulting services	-	-	1,618,526

	79,715	318,233	6,596,873

Stock Based Management Fees
Amortization of deferred compensation	-	-	650,000
Options issued to management	170,250	267,000	4,237,253

	170,250	267,000	4,887,253

Stock Based Wages and Benefits
Options issued to employees	470,864	752,722	2,464,550

	$ 720,829	$ 1,337,955	$ 13,948,676

NOTE 10            COMMITMENTS

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. As at January 31, 2009 no services have been provided and accordingly, the $100,000 retainer is classified as a prepaid expense.

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

On November 13, 2007 the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of the Company's common stock over the 10 days immediately preceding the due date. On December 12, 2008, the Company entered into an agreement amending the aforementioned underlying agreement to acquire mineral leases to the following: 1) $5,000 on or before December 31, 2008 (paid) and $45,000 on or before December 31, 2009. At the Company's option, the final installment may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date.

The Company is committed to pay its key executives a total of approximately $445,000 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $8,298 with all agreements having a remaining term of no more than two years. Additionally, the Company is renting office space in Vancouver, Canada on a month to month basis at approximately $4,100 per month.

The aggregate minimum payments over the next five years are as follows:

January 31, 2009	$ 387,054
January 31, 2010	4,051

$ 391,105

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

On December 5, 2008 the Company issued 25,000 restricted common shares pursuant to a land use agreement. At the time of issuance, the shares had a value of $0.21 per share and $5,250 was recorded as stock-based land use acquisitions.

	January 31, 2009	July 31, 2008

Cash and Cash Equivalents Consist of:
Cash in bank	$ 825,582	$ 974,407
Term deposits	6,656,818	12,162,911

	$ 7,482,400	$13,137,318

NOTE 12            SUBSEQUENT EVENTS

On January, 14, 2009, the Company entered into an option and joint venture agreement (the "Agreement") with Uran Limited ("Uran") of Perth, Australia, in connection with the proposed exploration and development of certain tenements comprising the Company's "Grants Ridge" uranium project project located in New Mexico. The Agreement was subject to Uran's satisfactory completion of due diligence work on the Grants Ridge project which was completed in February of 2009 in accordance with terms of the Agreement. Upon completion of the following terms of the Agreement, Uran can earn a 65% interest in the Grants Ridgeproject by: (a) making an initial cash payment of $75,000 (now received); (b) incurring project exploration expenditures of $100,000 in year one, $200,000 in year two, $300,000 in year three, $400,000 in year four and $500,000 in year five, for total aggregate exploration expenditures of $1,500,000 over the 5 year option period; (c) completing a feasibility study; and (d) issuing and delivering an initial 1,000,000 Uran ordinary shares to the Company (now received) plus issue a further 750,000 shares staged over the next 3 years for total aggregate issuance of 3,250,000 Uranordinary shares. Uran can withdraw from the Agreement after expenditures of $250,000.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended January 31, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2008. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2009 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the six months ended January 31, 2009 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Our Business Operations

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have interests in uranium exploration mineral properties totaling 62,228 gross acres (54,700 net mineral acres) of leased, staked or optioned mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming, which we intend to explore for economic deposits of uranium. These properties are subject to varying royalty interests, some of which are indexed to the sale price of uranium. The totals include 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC in which the Company holds a 49% interest. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Cibola Resources LLC, Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties are summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	2,871.28	2,871.28
Colorado	5,887.77	5,887.77
New Mexico	31,482.78	24,797.44
Texas	9,802.06	8,959.12
Utah	7,229.17	7,229.17
Wyoming	4,955.37	4,955.37

	62,228.43	54,700.15

(*)     Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

We use our database of exploration data in order to target additional exploration properties for acquisition. For the remainder of the 2009 fiscal year, we may acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete these acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us. See "Risk Factors" below. These potential acquisition properties have not yet been specifically identified.

Our properties do not have any known reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of uranium or any other type of mineral. Since inception, we have not established any proven or probable reserves on our mineral property interests.

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

As of the date of this Quarterly Report, current drilling is filling in gaps and defining boundaries within the historically delineated ore bodies as originally developed by Moore Energy Corporation in the 1980s based on 190,000 feet of drilling in approximately 450 holes. To date, we have completed a further 901 exploration, confirmation and delineation holes totaling 332,354 feet, 36 new core holes totaling 9,408 feet, 66 monitor wells totaling 13,636 feet and 8 fault pump testing wells totaling 1,702 feet.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008

EXPENSES
Consulting fees	$ 57,854	$ 147,169
Consulting fees - stock based (Note 9)	68,311	213,279
Depreciation	135,127	81,011
General and administrative	704,814	1,358,014
Impairment loss on mineral properties (Note 4)	40,942	-
Interest and finance charges	-	-
Management fees	232,679	286,455
Management fees - stock based (Note 9)	170,250	267,000
Mineral property expenditures (Note 4)	1,124,116	1,431,894
Professional fees	53,711	201,974
Wages and benefits - stock based (Note 9)	232,059	525,090

	2,819,863	4,511,886

LOSS BEFORE OTHER ITEMS	(2,819,863)	(4,511,886)
OTHER ITEMS
Gain on sale of assets	-	-
Gain on sale of investments	-	-
Interest income	8,826	53,031
Other income	-	10,355

LOSS BEFORE INCOME TAXES	(2,811,037)	(4,448,500)
INCOME TAXES
Deferred income tax (expense) benefit	-	(90,101)

NET LOSS FOR THE PERIOD	$(2,811,037)	$(4,671,081)

We are an exploration stage company and net production revenues during the three months ended January 31, 2009 and 2008 were $Nil.

Operating expenses incurred during the three months ended January 31, 2009 decreased to $2,819,863 from $4,511,886 over the same period ended January 31, 2008. The decrease is primarily due to a reduction in consulting, administration and exploration costs, in addition to a decrease in stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

  Consulting fees decreased to $57,854 during the three months ended January 31, 2009 from $147,169 during the same period ended January 31, 2008 due primarily to a reduction in the reliance on third party service providers as we reduced some of our operations.

  Consulting fees - stock based decreased to $68,311 during the three months ended January 31, 2009 from $213,279 during the same period ended January 31, 2008. The current and prior period expense consists of the fair value of option grants earned during the period. Additionally, the current period expense includes the fair value of option grants issued to consultants that were repriced during the quarter.

  Depreciation increased to $135,127 during the three months ended January 31, 2009 from $81,011 during the same period ended January 31, 2008due to significant investments in property, equipment and databases during the prior fiscal year that were not subject to amortization in the comparable period.

  General and administrative costs decreased to $704,814 during the three months ended January 31, 2009 from $1,358,014 during the same period ended January 31, 2008 due to the general reduction in some of our operations and personnel, including salary reductions, in the current period as compared to the prior period.

  Impairment loss increased to $40,942 during the three months ended January 31, 2009 from $Nil during the same period ended January 31, 2008. During the quarter, we opted not to renew certain mineral claims and leases in the States of Arizona, New Mexico and Texas. Accordingly, an impairment loss was recorded as of January 31, 2009 to reflect the change in valuation.

  Management fees decrease to $232,679 during the three months ended January 31, 2009 from $286,455 during the same period ended January 31, 2008 due primarily to bonuses incurred in the prior year, which was partially offset by increases in executive compensation from the comparable period.

  Management fees - stock based decreased to $170,250 during the three months ended January 31, 2009 from $267,000 during the same period ended January 31, 2008. The current period expense consists of the incremental fair value of option grants issued to management that were repriced during the quarter. The prior period expense consists of the fair value of option grants earned during the period.

  Mineral property expenditures decreased to $1,124,116 during the three months ended January 31, 2009 from $1,431,894 during the same period ended January 31, 2008 due to the reduction in some of our exploration activities over the prior period.

  Professional fees decreased to $53,711 during the three months ended January 31, 2009 from $201,974 during the same period ended January 31, 2008. The decrease results primarily from the reduction in some of our operations over the prior period.

  Wages and benefits - stock based decreased to $232,059 during the three months ended January 31, 2009 from $525,090 during the same period ended January 31, 2008. The current and prior year expenses consist of the fair value of option grants earned during the period. The current period expense also consists of the incremental fair value of option grants issued to employees that were repriced during the quarter.

Interest and other income decreased to $8,826 during the three months ended January 31, 2009 from $63,386 during the same period ended January 31, 2008 due to significantly lower investment rates during the current period.

Deferred tax expense decreased to $Nil during the three months ended January 31, 2009 from $90,101 during the same period ended January 31, 2008. The deferred tax benefit was calculated on the estimated unrealized gain on available-for-sale securities in the prior fiscal period which was reflected in other comprehensive income.

Our net loss during the three months ended January 31, 2009 was $2,811,037 or ($0.06) per share compared to a net loss of $4,538,601 or ($0.12) per share during the same period ended January 31, 2008. The weighted average number of shares outstanding was 46,398,228 for the three months ended January 31, 2009 compared to 38,751,900 for the same period ended January 31, 2008.

Transactions with Officers and Directors

Of the $2,819,863 incurred as operating expenses during the three months ended January 31, 2009 an aggregate of $232,679 was incurred payable to certain officers and directors and recorded as management fees, and $170,250 was recorded as stock based compensation for the incremental fair value of option grants issued to management that were repriced during the quarter. At January 31, 2009 a balance of $46,676 in accrued vacation is owing to some of our officers. A balance of $3,640 for the reimbursement of administrative costs at January 31, 2009 is due from companies controlled by direct family members of a current officer and a current director.

Six Months Ended January 31, 2009 Compared to Six Months Ended January 31, 2008

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008

EXPENSES
Consulting fees	$ 118,540	$ 302,058
Consulting fees - stock based (Note 9)	79,715	318,233
Depreciation	267,120	150,954
General and administrative	1,748,670	2,506,007
Impairment loss on mineral properties (Note 4)	40,942	-
Interest and finance charges	-	-
Management fees	449,564	430,153
Management fees - stock based (Note 9)	170,250	267,000
Mineral property expenditures (Note 4)	2,938,301	3,280,627
Professional fees	292,647	322,107
Wages and benefits - stock based (Note 9)	470,864	752,722

	6,576,613	8,329,861

LOSS BEFORE OTHER ITEMS	(6,576,613)	(8,329,861)
OTHER ITEMS
Gain on sale of assets	-	-
Gain on sale of investments	-	-
Interest income	48,490	131,427
Other income	-	10,355

LOSS BEFORE INCOME TAXES	(6,528,123)	(8,188,079)
INCOME TAXES
Deferred income tax (expense) benefit	-	(117,879)

NET LOSS FOR THE PERIOD	$(6,528,123)	$(8,305,958)

We are an exploration stage company and net production revenues during the six months ended January 31, 2009 and 2008 were $Nil.

Operating expenses incurred during the six months ended January 31, 2009 decreased to $6,576,613 from $8,329,861 over the same period ended January 31, 2008. The decrease is primarily due to a reduction in consulting, administration and exploration costs, in addition to a decrease in stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

  Consulting fees decreased to $118,540 during the six months ended January 31, 2009 from $302,058 during the same period ended January 31, 2008 due primarily to a reduction in the reliance on third party service providers as we reduced some of our operations.

  Consulting fees - stock based decreased to $79,715 during the six months ended January 31, 2009 from $318,233 during the same period ended January 31, 2008. The current and prior period expense consists of the fair value of option grants earned during the period. Additionally, the current period expense includes the fair value of option grants issued to consultants that were repriced during the quarter.

  Depreciation increased to $267,120 during the six months ended January 31, 2009 from $150,954 during the same period ended January 31, 2008 due to significant investments in property, equipment and databases during the prior fiscal year that were not subject to amortization in the comparable period.

  General and administrative costs decreased to $1,748,670 during the six months ended January 31, 2009 from $2,506,007 during the same period ended January 31, 2008 due to the general reduction in some of our operations and personnel, including salary reductions, in the current period as compared to the prior period.

  Impairment loss increased to $40,942 during the six months ended January 31, 2009 from $Nil during the same period ended January 31, 2008. During the period, we opted not to renew certain mineral claims and leases in the States of Arizona, New Mexico and Texas. Accordingly, an impairment loss was recorded as of January 31, 2009 to reflect the change in valuation.

  Management fees increased to $449,564 during the six months ended January 31, 2009 from $430,153 during the same period ended January 31, 2008 due to increases in executive compensation from the comparable period, which was partially offset by bonuses incurred in the prior year.

  Management fees - stock based decreased to $170,250 during the six months ended January 31, 2009 from $267,000 during the same period ended January 31, 2008. The current period expense consists of the incremental fair value of option grants issued to management that were repriced during the period. The prior period expense consists of the fair value of option grants earned during the period.

  Mineral property expenditures decreased to $2,938,301 during the six months ended January 31, 2009 from $3,280,627 during the same period ended January 31, 2008 due to the reduction in some of our exploration activities over the prior period.

  Professional fees decreased to $292,647 during the six months ended January 31, 2009 from $322,107 during the same period ended January 31, 2008 due primarily to the reduction in some of our operations over the prior period.

  Wages and benefits - stock based decreased to $470,864 during the six months ended January 31, 2009 from $752,722 during the same period ended January 31, 2008. The current and prior year expenses consist of the fair value of option grants earned during the period. Additionally, the current period expense includes the incremental fair value of option grants issued to employees that were repriced during the period.

Interest and other income decreased to $48,490 during the six months ended January 31, 2009 from $141,782 during the same period ended January 31, 2008 due to significantly lower investment rates during the current period.

Deferred tax expense decreased to $Nil during the six months ended January 31, 2009 from $117,879 during the same period ended January 31, 2008. The deferred tax benefit was calculated on the estimated unrealized gain on available-for-sale securities in the prior fiscal period which was reflected in other comprehensive income.

Our net loss during the six months ended January 31, 2009 was $6,528,123 or ($0.14) per share compared to a net loss of $8,305,958 or ($0.22) per share during the same period ended January 31, 2008. The weighted average number of shares outstanding was 46,372,367 for the six months ended January 31, 2009 compared to 38,185,316 for the same period ended January 31, 2008.

Transactions with Officers and Directors

Of the $6,576,613 incurred as operating expenses during the six months ended January 31, 2009 an aggregate of $449,564 was incurred payable to certain officers and directors and recorded as management fees, and $170,250 was recorded as stock based compensation for the incremental fair value of option grants issued to management that were repriced during the period. At January 31, 2009 a balance of $46,676 in accrued vacation is owing to some of our officers. A balance of $3,640 for the reimbursement of administrative costs at January 31, 2009 is due from companies controlled by direct family members of a current officer and a current director.

LIQUIDITY AND CAPITAL RESOURCES

	January 31,
	2009	2008

Cash and cash equivalents	$ 7,482,400	$ 6,788,969
Working capital (deficit)	7,173,058	7,106,990
Total assets	23,057,990	22,207,011
Total liabilities	558,721	551,364
Shareholders' equity	22,499,269	21,655,647

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At January 31, 2009 we had $7,482,400 in cash and working capital of $7,173,058. Generally, we have financed our operations through proceeds from the private placement of equity securities and debt instruments and the exercise of stock options and warrants. We used $5,654,918 net cash during the six months ended January 31, 2009 compared to $2,294,484 net cash during the same period ended January 31, 2008. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2009 was $5,756,515 compared to $6,626,094 during the same period ended January 31, 2008. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2009 was $63,193 compared to $6,632,758 during the same period ended January 31, 2008. During the current period, we received net proceeds of $10,000 from the exercise of stock options. In the prior period, we completed a private placement for gross proceeds of $6,750,000.

Investing Activities

Net cash provided by investing activities during the six months ended January 31, 2009 was $38,404 compared to net cash used of $2,301,148 in the same period ended January 31, 2008. In the current period we recovered $138,658 in restricted cash. Significant investing expenditures during the prior period included mineral property acquisitions, including a $980,000 payment related to the Cibola Resources LLC agreement.

Stock Options and Warrants

As at January 31, 2009 we had 5,323,000 stock options and 3,940,898 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.65 per share and the outstanding warrants have a weighted average exercise price of $2.89 per share. Accordingly, as at January 31, 2009 the outstanding options and warrants represented a total of 9,263,898 shares issuable for proceeds of approximately $14,849,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

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

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at January 31, 2009 we have working capital of $7,173,058 and an accumulated deficit of $46,928,011. Existing cash resources are currently not expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties (refer to Note 2). Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options and warrants for net proceeds of $46,452,592 from the issuance of shares of our common stock. See "Risk Factors" below.

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

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $2,450,000 in acquisition costs and an additional $662,505 in exploration costs on behalf of Cibola for a cumulative contribution of $3,112,505.

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

F-33 Acquisition

On November 13, 2007, we entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, we paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At our option, the final two installments may be paid in stock, based on the average trading price of our common stock over the 10 days immediately preceding the due date. On December 12, 2008 we entered into an agreement amending the aforementioned underlying agreement to acquire mineral leases to the following: 1) $5,000 on or before December 31, 2008 (paid) and $45,000 on or before December 31, 2009. At our option, the final installment may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date.

Management Fees

We are committed to pay our key executives a total of approximately $445,000 per year for management services.

Office Leases

We are currently leasing office premises in New Mexico and Texas for monthly payments totaling $6,298. All office lease agreements have maximum remaining terms of no more than two years.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are currently not subject to any material market risks.

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

We are committed to improving our financial organization. As part of this commitment, in August 2008 we hired additional staff and engaged consultants who assisted in the preparation, implementation and monitoring of sufficient written policies and checklists from August 2008 to present, including the redesign of staffing responsibilities, and set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Management believes that the preparation and implementation of sufficient written policies and checklists, including a redesign of staffing responsibilities, and the monitoring of those procedures from September 2008 to present have remedied the weaknesses of inadequate segregation of duties consistent with control objectives, insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and, ineffective controls over period end financial close and reporting processes.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We have been informed that counsel for Goliad County, Texas has issued a notice of intent to file litigation citing us for alleged infractions of the United States Safe Drinking Water Act of 1974, in connection with our exploration activities in Goliad County. We believe this proposed claim regarding our exploration activities is without merit and will be vigorously defended by us. The responsible state agency with sole jurisdiction over our exploration activities has already thoroughly investigated the County's complaint and has found us to be in compliance with all applicable regulatory and environmental requirements. Specifically, as the agency noted in an April 2007 letter to the County's attorney, the State agency hydrologist "concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The state agency concluded its letter by noting that "to date, the Commission's investigation of your complaint has not revealed any practice or activity within the approved permit area that has adversely affected the wells identified in your complaint or the related aquifer, or is out of compliance with the Texas Uranium Mining Regulations...." Later in a September 2007 letter to the Goliad groundwater district, the agency reiterated its findings: the agency's "investigation of your complaint has not revealed any practice or activity at UEC's Uranium Exploration Permit No. 123 that is out of compliance.... We consider this investigation to be closed." Our Goliad Project has been inspected on a monthly basis since the close of the investigation, and no violations have been noted. In fact, an inspection report from November of 2007 observed that "prompt attention" to site restoration during exploration was apparent and "the area inspected looked very good." We are dedicated to full compliance with all aspects of the state regulatory process and will continue to focus our attention and efforts on obtaining all necessary authorizations for our Goliad Project.

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

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, has, among other things, impeded access to capital or increased the cost of capital, which has had an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruptions due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

Effective October 25, 2008 we entered into a consulting services agreement. In accordance with the terms of the agreement on February 13, 2009 we issued 13,039 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Land Use Agreement

Effective October 13, 2008 we entered into a utility easement agreement. In accordance with the terms of the agreement on December 5, 2008 we issued 25,000 shares of our restricted common shares pursuant pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: March 12, 2009

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: March 12, 2009