Form 10-Q
period 2009-04-30
URANIUM ENERGY CORP
filed 2009-06-11
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended April 30, 2009

or

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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  46,634,894 shares of common stock outstanding as of June 8, 2009.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2009	July 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$ 5,693,840	$ 13,137,318
Restricted cash (Note 3)	25,721	164,376
Available-for-sale securities	54,100	-
Accounts and interest receivable	9,986	48,745
Due from related parties	-	10,157
Prepaid expenses and deposits	144,014	254,594

	5,927,661	13,615,190

MINERAL RIGHTS AND PROPERTIES (Note 4)	12,146,218	13,376,497
DATABASES (Note 5)	795,908	970,354
LAND USE AGREEMENTS (Note 6)	43,687	41,920
PROPERTIES AND EQUIPMENT (Note 7)	926,161	1,127,222

	$ 19,839,635	$ 29,131,183

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 542,713	$ 865,390
Due to related parties (Note 8)	21,818	-

	564,531	865,390

DEFERRED TAX LIABILITY	13,706	-

	578,237	865,390

STOCKHOLDERS' EQUITY
Capital stock (Note 9)
Common stock $0.001 par value: 750,000,000 shares authorized
46,537,817 shares issued and outstanding
(July 31, 2008 - 46,318,739)	46,539	46,319
Additional paid-in capital	69,758,349	68,619,362
Deficit accumulated during the exploration stage	(50,566,284)	(40,399,888)
Accumulated other comprehensive income	22,794	-

	19,261,398	28,265,793

	$ 19,839,635	$ 29,131,183

COMMITMENTS AND CONTINGENCIES (Notes 4 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	For the Period from May 16, 2003 (inception) to April 30, 2009

EXPENSES
Consulting fees	$52,022	$110,049	$170,562	$412,107	$1,654,861
Consulting fees - stock based (Note 9)	161,852	185,071	241,567	503,304	6,758,725
Depreciation and amortization	132,068	122,911	396,482	273,865	910,380
General and administrative (Note 8)	728,883	1,474,735	2,480,259	3,980,742	13,099,631
Impairment loss on mineral properties (Note 4)	1,182,096	-	1,223,038	-	1,526,508
Interest and finance charges	-	25,642	-	25,642	171,730
Management fees (Note 8)	145,255	190,383	594,819	620,536	2,509,920
Management fees - stock based (Notes 8 and 9)	-	1,752,250	170,250	2,019,250	4,887,253
Mineral property expenditures (Note 4)	951,577	1,803,677	3,889,878	5,084,304	15,600,332
Professional fees	62,035	190,276	354,682	512,383	1,837,364
Wages and benefits - stock based (Note 9)	211,256	275,724	682,120	1,028,446	2,675,806

	3,627,044	6,130,718	10,203,657	14,460,579	51,632,510

LOSS BEFORE OTHER ITEMS	(3,627,044)	(6,130,718)	(10,203,657)	(14,460,579)	(51,632,510)
OTHER ITEMS
(Loss) gain on sale of assets	(14,370)	-	(14,370)	-	349,387
Gain on sale of investments	-	34,168	-	34,168	47,548
Interest income	3,141	25,983	51,631	157,410	617,761
Other income	-	-	-	10,355	51,530

LOSS BEFORE INCOME TAXES	(3,638,273)	(6,070,567)	(10,166,396)	(14,258,646)	(50,566,284)
INCOME TAXES
Deferred income tax expense	-	(69,802)	-	(187,681)	-

NET LOSS FOR THE PERIOD	(3,638,273)	(6,140,369)	(10,166,396)	(14,446,327)	(50,566,284)
OTHER COMPREHENSIVE INCOME (LOSS) (NET OF INCOME TAXES)	22,794	(102,633)	22,794	(275,957)	22,794

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$(3,615,479)	$(6,243,002)	$(10,143,602)	$(14,722,284)	$(50,543,490)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.08)	$ (0.15)	$ (0.22)	$ (0.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	46,453,940	39,780,823	46,398,960	38,709,387

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY, CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income	Equity

Balance, July 31, 2008	46,318,739	$46,319	$68,619,362	$(40,399,888)	$ -	$28,265,793

Common stock
Issued on the exercise of options	40,000	40	14,460	-	-	14,500
Issued pursuant to mineral rights and property acquisitions	44,000	45	15,275	-	-	15,320
Issued pursuant to service agreements	135,078	135	92,190	-	-	92,325

Stock based compensation
Options issued for consulting services	-	-	164,692	-	-	164,692
Options issued for management fees	-	-	170,250	-	-	170,250
Options issued for wages and benefits	-	-	682,120	-	-	682,120

Net loss for the period	-	-	-	(10,166,396)	-	(10,166,396)

Unrealized gain on available-for-sale securities	-	-	-	-	22,794	22,794

Balance, April 30, 2009	46,537,817	$46,539	$69,758,349	$(50,566,284)	$22,794	$19,261,398

All share amounts have been restated to reflect the 2:1 reverse share consolidation in January 2005 and the 1.5:1 forward share split as of the date of record, February 28, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	For the Period From May 16, 2003 (inception) to April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,166,396)	$(14,446,327)	$(50,566,284)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,093,937	3,551,000	14,321,784
Stock based mineral property expenditures	-	-	138,750
Impairment loss on mineral properties	1,223,038	-	1,526,508
Non-cash interest and finance charges	-	25,642	171,730
Depreciation and amortization	396,482	273,866	910,380
Gain on sale of assets	14,370	-	(349,387)
Gain on sale of investments	-	(34,168)	(47,548)
Changes in operating assets and liabilities:
Accounts and interest receivable	38,759	(44,366)	(9,986)
Prepaid expenses and deposits	110,580	(108,054)	(123,487)
Accounts payable and accrued liabilities	(307,227)	455,414	539,811

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,596,457)	(10,139,312)	(33,487,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	14,500	6,582,685	46,457,092
Recovery of short swing profits	-	119,138	119,138
Advances (to) from related parties	31,975	(10,320)	21,818

NET CASH FLOWS FROM FINANCING ACTIVITIES	46,475	6,691,503	46,598,048

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in mineral rights and properties	14,771	(1,655,090)	(5,457,697)
Acquisition of databases	(6,500)	(600,000)	(908,250)
Acquisition of land use rights	-	-	(15,000)
Proceeds from sale of assets	10,275	-	160,275
Proceeds from sale of investments	-	186,228	282,588
Purchase of property and equipment	(50,697)	(757,647)	(1,452,674)
Restricted cash	138,655	(154,458)	(25,721)

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	106,504	(2,980,967)	(7,416,479)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,443,478)	(6,428,776)	5,693,840
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,137,318	9,083,453	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,693,840	$2,654,677	$5,693,840

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
  AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 (Unaudited)

NOTE 1:             NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at April 30, 2009 the Company has interests in approximately 38,796 net acres of mineral properties which have been staked, leased or optioned.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at April 30, 2009 the Company has working capital of $5,363,130 and an accumulated deficit of $50,566,284. Existing cash resources are currently expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties (refer to Note 2). The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. As at April 30, 2009 the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $46,457,092 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. Periodically, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the reserve.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at April 30, 2009 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the grant date fair-value of stock-based awards under SFAS No. 123R. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

Property and Equipment

Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

Computer Equipment Exploration Equipment Furniture and Fixtures Leasehold Improvements Vehicles	3 years 5 years 5 years Term of lease 5 years

Recently Adopted Accounting Policies

Effective August 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements". In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 for markets that are not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the provisions of SFAS No. 157 on a prospective basis for financial assets and liabilities which require that the Company determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations and financial condition for the period ended April 30, 2009 however, this change may have an impact on the financial condition and the results of operations in future periods.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" is effective August 1, 2008 for the Company. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company did not elect to use the option and as such SFAS 159 has not impacted the Company's financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles' " which occurred on September 16, 2008. The adoption of SFAS 162 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that SFAS No. 141R will have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51," or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that SFAS No. 160 will have a material impact on the consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position ("FSP") FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others", to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect that these pronouncements will have a material impact on the consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not believe the adoption of FSP 142-3 will have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FASB FSB Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company does not expect that FSB APB 14-1 will have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share amounts presented shall be adjusted retrospectively. The Company does not expect that FSP EITF 03-6-1 will have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-5"). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity's own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of "indexed to own stock," an instrument's contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer's stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer's own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.

NOTE 3:             RESTRICTED CASH

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division ("Wyoming DEQ, LQD"), in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 2.0% per annum, are automatically renewable and are protected by federal insurance up to $100,000. Additionally, the Company has deposits of $15,000 with the Arizona State Land Department pursuant to exploration activities in the State of Arizona, and a deposit of $5,418 with the State of Colorado pursuant to exploration activities in that state. During the nine months ended April 30, 2009 the Company was notified that the two certificates of deposits were released by the Wyoming DEQ, LQD as the majority of land reclamation was completed to the satisfaction of the Wyoming DEQ, LQD. Accordingly a total of $138,658 has been removed from restricted cash. An amount of $5,300 remains held by the Wyoming DEQ, LQD.

NOTE 4:             MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As at April 30, 2009 the Company has interests in 46,325 gross acres (38,796 net mineral acres) of mineral properties that have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $12,146,218 including $8,207,500 representing the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at April 30, 2009 total yearly recurring maintenance payments of $143,411 are required to maintain existing mineral leases.

Goliad Project

On October 11, 2005, the Company entered into a mineral asset option agreement (the "Moore Option") granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 post-split restricted common shares at a fair value of $0.33 per share. In consideration for the Moore Option and its partial exercise over the option term, the Company has made cash payments totaling $200,000 and issued 3,000,000 post-split shares of restricted common stock. Upon completion of the terms of the Moore Option, title to the leases was transferred to the Company.

Acquisition costs for the Moore Option total $8,407,500 as at April 30, 2009 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $284,498 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,691,998 as at April 30, 2009.

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

Upon execution of the Holley Option the Company also reimbursed the Holley Option holders with approximately $95,000 in prior regulatory fees and property payments. In addition, the Company will be required to pay a royalty of 2% or 3% of the gross proceeds received from the sale of any uranium or vanadium produced in relation to any mineral claim covered under the Holley Option and, at any time during the option period or thereafter, the Company may elect to purchase the royalty interest at a base cost of $300,000 for each 1% interest it wishes to acquire. Additionally, the Company has incurred $12,068 in other mineral right and property acquisition charges related to the Holley Option, for a cumulative cost of $1,181,758 as at April 30, 2009.

On April 30, 2009, the Company decided to terminate the Holley Option. Accordingly, $1,176,748 in mineral rights and properties were written down to impairment.

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid $930,593 in exploration costs on behalf of Cibola for a cumulative contribution of $3,417,343. As an exploration stage company, Cibola has no liabilities as at April 30, 2009 and accordingly, $2,450,000 in mineral right and property acquisition costs in addition to $36,750 in database acquisition costs have been capitalized while other contributions of exploration costs have been charged to mineral property expenditures.

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

On August 25, 2008 the Company entered into an agreement amending the underlying Agreement to Purchase Assets from Melvin O. Stairs, Jr. Under the terms of the Amending Agreement, the Purchase Price Payment has been amended to the following:

a)   Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of $300,000 in the following manner and at the following times:

i)         an initial and non-refundable Purchase Price Payment of $10,000 immediately upon the Acceptance Date of the Agreement (paid);

ii)        a further non-refundable Purchase Price Payment of $95,000 on or before January 10, 2008 (paid); and

iii)       a further non-refundable Purchase Price Payment of $95,000 immediately upon the Acceptance Date of the Amending Agreement in the following manner:

a.   an initial $57,000 cash payment (paid); and

b.   the $38,000 balance by way of issuance of an aggregate of 19,000 fully paid and non-assessable restricted common shares at a deemed issuance price of $2.00 per share (issued); and

iv)        a further non-refundable Purchase Price Payment of $100,000 payable on or before October 31, 2009 in the following manner:

a.   an initial $50,000 cash payment; and

b.   the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009, which would equate to the said balance of $50,000; and

b)   Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to the Company's satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

Pursuant to the terms of the Agreement, in order to secure the complete and timely payment of the Company's purchase price obligations to Mr. Stairs under the Agreement, the Company granted a security interest in and to, a lien upon and a right of set-off against its right, title and interest in and to the Assets.

Additionally, the Company has incurred $13,000 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $195,070 as at April 30, 2009.

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

Uran Joint Venture

On January, 14, 2009, the Company entered into an option and joint venture agreement (the "Agreement") with Uran Limited ("Uran") of Perth, Australia, in connection with the proposed exploration and development of certain tenements comprising the Company's "Grants Ridge" uranium project located in New Mexico. The Agreement was subject to Uran's satisfactory completion of due diligence work on the Grants Ridge project which was completed in February of 2009 in accordance with terms of the Agreement. Upon completion of the following terms of the Agreement, Uran can earn a 65% interest in the Grants Ridge project by: (a) making an initial cash payment of $75,000 (received); (b) incurring project exploration expenditures of $100,000 in year one, $200,000 in year two, $300,000 in year three, $400,000 in year four and $500,000 in year five, for total aggregate exploration expenditures of $1,500,000 over the 5 year option period; (c) completing a feasibility study; and (d) issuing and delivering an initial 1,000,000 Uran ordinary shares to the Company (received) plus issue a further 750,000 shares staged over the next 3 years for total aggregate issuance of 3,250,000 Uran ordinary shares. Uran can withdraw from the Agreement after expenditures of $250,000.

Additionally, the Company has incurred $90,897 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $295,897 as at April 30, 2009. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $92,600 as of April 30, 2009.

	April 30, 2009	July 31, 2008

Mineral Rights and Properties, Unproven
Cibola Resources, New Mexico	$ 2,450,000	$ 2,450,000
Goliad, Texas	8,691,998	8,684,750
Holley Option, Colorado, New Mexico and Utah	1,181,758	1,181,661
New River, Arizona	195,070	121,600
Todilto, New Mexico	203,603	291,681

Other Property Acquisitions	950,297	950,275

		13,679,967
Write Down for Loss on Impairment	(1,526,508)	(303,470)

	$ 12,146,218	$ 13,376,497

During the nine months ended April 30, 2009 the Company decided not to renew or continue certain lease and option agreements in Arizona, New Mexico and Texas. Additionally, the Company decided to terminate the Holley Option. Accordingly, $1,223,038 in mineral rights and properties have been written down to impairment.

Mineral property exploration costs on a regional basis are as follows:

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	For the Period From May 16, 2006 (inception) to April 30, 2009

Exploration Costs
Arizona	$ 4,380	$ 100	$14,130	$16,442	$ 107,513
Colorado	-	72,320	54,960	124,405	283,125
Nevada	-	-	-	-	963
New Mexico	266,508	1,632	587,540	132,151	1,383,733
Texas	680,017	1,712,065	3,140,846	4,473,830	12,771,267
Utah	-	1,529	4,741	10,520	45,642
Wyoming	672	16,031	87,661	326,956	1,008,089

	$951,577	$1,803,677	$3,889,878	$5,084,304	$15,600,332

NOTE 5:             DATABASES

Database acquisition costs consist of the following:

	April 30, 2009	July 31, 2008

Mineral Property Databases
Moore	$ 141,890	$ 141,890
Brenniman	209,000	209,000
Halterman	166,500	166,500
Jebsen	100,000	100,000
Tronox, LLC	500,000	500,000

Other Database Acquisitions	93,250	86,750

	1,210,640	1,204,140
Accumulated Amortization	(414,732)	(233,786)

	$ 795,908	$ 970,354

NOTE 6:             LAND USE AGREEMENTS

Land use acquisition costs, including right-of-way and easement agreements consist of the following:

	April 30, 2009	July 31, 2008

Land Use Agreements
Real Pipeline Right-of-Way	$ 15,000	$ 15,000
Stanford Utility Right-of-Way	33,770	28,520

	48,770	43,520
Accumulated Amortization	(5,083)	(1,600)

	$ 43,687	$ 41,920

NOTE 7:             PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30, 2009	July 31, 2008

Property and Equipment
Computer Equipment	$ 227,782	$ 239,217
Exploration Equipment	247,828	232,322
Furniture and Fixtures	49,280	59,997
Land	175,144	175,144
Leasehold Improvements	8,728	8,728
Vehicles	672,988	686,569
	1,381,750	1,401,977

Accumulated Depreciation	(455,589)	(274,755)

	$ 926,161	$ 1,127,222

NOTE 8:             RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2009 the Company had transactions with certain officers and directors of the Company as follows:

    incurred $594,819 in management fees paid to directors and officers during the period, of which $21,818 is outstanding as at April 30, 2009 and reported as due to related parties;

    incurred $170,250 in stock based compensation for the incremental fair value of options granted to directors and officers that were repriced during the period; and

    incurred $81,118 in general and administrative costs paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties.

NOTE 9:             STOCKHOLDERS' EQUITY

Share Capital

The Company's capital stock as at April 30, 2009 was 750,000,000 authorized common shares with a par value of $0.001 per share. On January 9, 2006, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 75,000,000 shares of common stock to 750,000,000 shares of common stock. The increase in authorized capital was effective on February 1, 2006.

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

On February 13, 2009 the Company issued 13,039 restricted common shares pursuant to a financial consulting agreement. At the time of issuance, the shares had a value of $0.47 per share and $6,128 was recorded as stock-based consulting fees. Additionally, on April 7, 2009 the Company issued 13,039 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $0.55 per share and $7,171 was recorded as stock-based consulting fees.

On March 17, 2009 the Company issued 29,000 restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $0.53 per share and $15,370 was recorded as stock-based consulting fees. Additionally, on April 21, 2009 the Company issued 29,000 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $0.65 per share and $18,850 was recorded as stock-based consulting fees.

On March 17, 2009 the Company issued 6,000 restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $0.53 per share and $3,180 was recorded as stock-based consulting fees.

On March 27, 2009 the Company issued 20,000 restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $0.56 per share and $11,200 was recorded as stock-based consulting fees. Additionally, on April 27, 2009 the Company issued 10,000 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $1.10 per share and $11,000 was recorded as stock-based consulting fees.

During the nine months ended April 30, 2009 a total of 40,000 common stock options were exercised for aggregate proceeds of $14,500.

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at April 30, 2009 1,349,540 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at April 30, 2009 2,331,690 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

A summary of the Company's common share purchase warrants as at January 31, 2009 and changes during the period is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2008	9,202,661	$ 3.16	1.25
Expired	(5,329,243)	(3.37)	-

Balance, April 30, 2009	3,873,418	$ 2.87	1.88

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at April 30, 2009 was estimated at $160,000.

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

On October 10, 2006, a total of 650,000 stock options were granted to employees, consultants, directors and officers at an exercise price of $1.30 per share. The term of these options is ten years. The fair value of these options at the date of grant of $754,000 was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 4.09%, a dividend yield of 0%, and an expected volatility of 264.00%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $1.30 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $31,500 value of the options repriced during the period has been recorded as stock based consulting fees and management fees.

On January 2, 2007, a total of 565,000 stock options were granted to employees, consultants, and officers at an exercise price of $3.30 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,548,100 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.22%, a dividend yield of 0%, and an expected volatility of 113%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $3.30 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $63,900 value of the options repriced during the period has been recorded as stock based consulting fees, management fees and wages.

On March 30, 2007, a total of 415,000 stock options were granted to employees, consultants, and officers at an exercise price of $5.70 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,962,950 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 116%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $5.70 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $91,554 value of the options earned and repriced during the period has been recorded as stock based consulting fees and wages.

On November 1, 2007 a total of 660,000 stock options were granted to employees, consultants and a director at an exercise price of $3.80 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,762,200 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.33%, a dividend yield of 0%, and an expected volatility of 87%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $3.80 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $533,305 value of the options earned and repriced during the period has been recorded as stock based consulting fees, management fees and wages.

On January 25, 2008 a total of 100,000 stock options were granted to consultants at an exercise price of $2.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $162,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.50%, a dividend yield of 0%, and an expected volatility of 80%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.45 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $19,015 value of the options earned and repriced during the period has been recorded as stock based consulting fees.

On February 11, 2008 a total of 65,000 stock options were granted to consultants at an exercise price of $2.68 per share. The term of these options is ten years. The fair value of these options at the date of grant of $125,450 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.00%, a dividend yield of 0%, and an expected volatility of 92%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.68 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $11,392 value of the options earned and repriced during the period has been recorded as stock based consulting fees.

On April 7, 2008 a total of 1,150,000 stock options were granted to employees, directors and officers at an exercise price of $2.50 per share. The term of these options is ten years. The fair value of these options at the date of grant of $1,874,500 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.23%, a dividend yield of 0%, and an expected volatility of 80%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.50 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $136,116 value of the options earned and repriced during the period has been recorded as stock based management fees and wages.

On May 15, 2008 a total of 90,000 stock options were granted to employees at an exercise price of $2.35 per share. The term of these options is ten years. The fair value of these options at the date of grant of $127,800 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 73%. On November 1, 2008 and December 19, 2008 the Company approved the repricing of certain stock options from $2.35 per share to $0.95 and $0.45 respectively. During the nine months ended April 30, 2009 the $51,399 value of the options earned and repriced during the period has been recorded as stock based wages.

On November 7, 2008 a total of 240,000 stock options were granted to consultants and an employee at an exercise price of $0.95 per share. The term of these options is ten years. The fair value of these options at the date of grant of $57,600 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.28%, a dividend yield of 0%, and an expected volatility of 105.16%. On December 19, 2008 and January 14, 2009 the Company approved the repricing of certain stock options from $0.95 per share to $0.45. During the nine months ended April 30, 2009 the $57,850 value of the options earned and repriced during the period has been recorded as stock based consulting fees and wages.

On January 14, 2009 a total of 20,000 stock options were granted to a consultant at an exercise price of $0.45 per share. The term of these options is ten years. The fair value of these options at the date of grant of $7,400 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.10%, a dividend yield of 0%, and an expected volatility of 136.59%. During the nine months ended April 30, 2009 the $5,133 value of the options earned during the period has been recorded as stock based consulting fees and wages.

On November 1, 2008, December 19, 2008 and January 14, 2009 the Company approved the repricing of certain stock options issued to consultants, management and employees. On November 1, 2008 options with exercise prices ranging from $2.35 to $5.70 per share were repriced to $0.95 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life ranging from 3.2 to 4.6 years, a risk free interest rate of 0.24%, a dividend yield of 0%, and an expected volatility of 105%. On December 19, 2008 options with exercise prices ranging from $0.95 to $3.80 per share were repriced to $0.45 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life ranging from 2.9 to 4.9 years, a risk free interest rate of 0.11%, a dividend yield of 0%, and an expected volatility of 117%. On January 14, 2009 options with an exercise price of $0.95 per share were repriced to $0.45 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life of 4.8 years, a risk free interest rate of 0.10%, a dividend yield of 0%, and an expected volatility of 137%. As at April 30, 2009 the remaining unvested incremental fair value of repriced options issued to employees was $8,940.

On February 5, 2009 a total of 50,000 stock options were granted to a consultant at an exercise price of $0.46 per share. The term of these options is ten years. The fair value of these options at the date of grant of $18,500 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 113.08%. During the nine months ended April 30, 2009 the $12,000 value of the options earned during the period has been recorded as stock based consulting fees and wages.

On March 30, 2009 a total of 25,000 stock options were granted to a consultant at an exercise price of $0.56 per share. The term of these options is ten years. The fair value of these options at the date of grant of $10,750 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.16%, a dividend yield of 0%, and an expected volatility of 107.02%. During the nine months ended April 30, 2009 the $3,896 value of the options earned during the period has been recorded as stock based consulting fees and wages.

A summary of the Company's stock options as at April 30, 2009 and changes during the period is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2008	5,462,500	$ 1.97	8.46
Issued	335,000	0.46	10.00
Exercised	(40,000)	(0.33)	(7.27)
Expired	(379,500)	(0.83)	-

Balance, April 30, 2009	5,378,000	$ 0.65	7.73

The AIV under the provisions of SFAS No. 123R of all outstanding options as at April 30, 2009 was estimated at $4,341,143. The AIV of options exercised during the nine months ended April 30, 2009 was estimated at $32,700.

Stock Based Compensation

A summary of stock based compensation expense for the nine months ended April 30, 2009:

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	For the Period From May 16, 2003 (inception) to January 31, 2009

Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ 1,157,500
Common stock issued for consulting services	76,875	110,525	283,824
Options issued to consultants	164,692	392,779	3,698,874
Warrants issued for consulting services	-	-	1,618,526

	241,567	503,304	6,758,724

Stock Based Management Fees
Amortization of deferred compensation	-	-	650,000
Options issued to management	170,250	2,019,250	4,237,253

	170,250	2,019,250	4,887,253

Stock Based Wages and Benefits
Options issued to employees	682,120	1,028,446	2,675,806

	$ 1,093,937	$ 3,551,000	$ 14,321,783

NOTE 10          COMMITMENTS

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. For the nine months ended April 30, 2009, services have been provided in the amount of $100,000 and no further amounts are outstanding or will become payable under this agreement.

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

The Company is committed to pay its key executives a total of approximately $468,500 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas, and Wyoming with total monthly payments of $6,321 with all agreements having a remaining term of no more than two years. Additionally, the Company is renting office space in Vancouver, Canada on a month to month basis at approximately $3,631 per month.

The aggregate minimum payments over the next five years are as follows:

April 30, 2009	$ 368,995
April 30, 2010	4,500

$ 373,495

Goliad County Notice

As disclosed in the Company's Current Report on Form 8-K filed on March 20, 2008 with the SEC, a lawsuit has been filed in U.S. District Court by Goliad County, Texas and an individual landowner alleging infractions of the United States Safe Drinking Water Act of 1974 in connection with its exploration activities in Goliad County. The Company believes this claim regarding its exploration activities to be completely without merit and will be vigorously defended. The responsible state agency with sole jurisdiction over the Company's exploration activities previously investigated a similar claim by the County and found the Company to be in compliance with all applicable regulatory and environmental requirements.

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

The lawsuit, which was commenced by the filing of the plaintiffs' Original Complaint on or about March 17, 2008, follows on a notice of intent to file litigation issued by counsel for Goliad County and an individual landowner which was disclosed in the Company's current report filed with the SEC on Form 8-K on March 3, 2008. The plaintiffs have requested that the Court grant the following relief: (a) that the Court exercise jurisdiction over the lawsuit; (b) an order enjoining the Company from further exploration activities in the Weesatche Project in Goliad County; (c) an order requiring the Company to clean up the alleged contamination of the aquifer; (d) an order enjoining initiation of the aquifer exemption process until the Company has cleaned up the alleged contamination; (e) an order prohibiting the Company from using any water quality data for purposes of establishing baseline water quality if such data was collected after initiation of mining activity (although the Company has not commenced any mining activity); (f) an order granting Goliad County payment of its expert fees incurred in the prosecution of the lawsuit; (g) an order granting Goliad County payment of its attorney fees; and (h) such additional relief as the Court may deem just, proper and equitable, including an award of reasonable attorneys' fees, expenses and costs.

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

On March 11, 2009 the Company received 1,000,000 ordinary shares of Uran Limited pursuant to a joint venture agreement. At the time of receipt, the shares had a value of $0.0176 per share and $17,600 was recorded as a reduction in stock-based mineral rights and properties acquisitions.

	April 30, 2009	July 31, 2008

Cash and Cash Equivalents Consist of:
Cash in bank	$ 536,444	$ 974,407
Term deposits	5,157,396	12,162,911

	$ 5,693,840	$13,137,318

NOTE 12          SUBSEQUENT EVENTS

On May 1, Craig and Luann Duderstadts voluntarily and unconditionally dismissed all their allegations, claims and causes of actions against the Company. The dismissal was "with prejudice", which means that the Duderstadts may not re-file the claims at a later date. No money or other consideration was paid to the Duderstadts for this dismissal.

On May 28, 2009, the Company and Uran Limited ("Uran") entered into an agreement in respect to the addition of certain surface rights and mineral rights owned by Uran into the joint venture proposed to be formed by the Company and Uran pursuant to the terms of the option and joint venture agreement compromising the Company's mineral claims known and described as the Grants Ridge project located in New Mexico, U.S.A.

Pursuant to the Variation Agreement, the Additional Tenement will form part of the joint venture contemplated by the Joint Venture Agreement on the following terms:

    the earn-in requirements of the Joint Venture Agreement shall be increased by US$100,000 such that Uran will be required to incur Exploration Expenditure of US$200,000 by March 17, 2010;

    the cost of the Additional Tenement (being US$100,000) will form part of the Exploration Expenditure required to be incurred as amended by (a) above;

    the cost of the Additional Tenement or the Exploration Expenditure incurred by Uran on the Additional Tenement will not be included in Uran's commitment to spend a minimum of US$250,000 in Exploration Expenditure on the Tenements prior to termination of the Joint Venture Agreement;

    Uran will be responsible for paying all Outgoings (that is, rents, rates, survey fees and other fees and charges relating to or in connection with the Additional Tenement) and the maintenance of the Additional Tenement and ensuring that it is kept in good standing until the Joint Venture is formed;

    if a Joint Venture is formed by Uran earning a 65% Joint Venture Interest, the Company will have an option to acquire a 35% interest in the Additional Tenement by reimbursing Uran the proportionate share of the original cost of the Additional Tenement (that is, US$35,000) plus the proportionate share of any Exploration Expenditure incurred by Uran on the Additional Tenement during the five-year Earn-in Period; and

    if Uran terminates the Joint Venture Agreement the Additional Tenement will be solely owned by Uran. The Company and the Joint Venture will have no interest in or right to the Additional Tenement or any part of the Additional Tenement.

On June 8, 2009 the Company entered into an option and joint venture agreement with Strategic Resources Inc. ("Strategic"), a TSXV listed company to earn up to a 60% interest in 20 lode mining claims located on Catron County, NM. Strategic Resources Inc. is required to pay the Company $7,500, issue a total aggregate of 2,500,000 shares and complete $825,000 of exploration expenditures to earn a 50% interest in the property according to the following terms:

    Upon receipt of TSX Venture Exchange approval and formal execution of the Option Agreement, Strategic will make a cash payment of $7,500 and issue an initial 500,000 of its common shares to the Company;

    On or before the first anniversary of the agreement, Strategic will issue a further 500,000 of its common shares to the Company and complete $25,000 of exploration expenditures on the property;

    On or before the second anniversary of the agreement, Strategic will issue a further 500,000 of its common shares to the Company and complete $200,000 of exploration expenditures on the property;

    On or before the third anniversary of the agreement, Strategic will issue a further 500,000 of its common shares to the Company and complete $200,000 of exploration expenditures on the property;

    On or before the fourth anniversary of the agreement, Strategic will issue a further 500,000 of its common shares to the Company and complete $200,000 of exploration expenditures on the property;

    On or before the fifth anniversary of the agreement, Strategic will complete $200,000 of exploration expenditures on the property;

    Upon completing the above share issuances and work commitments, Strategic will then be eligible to earn an additional 10% interest (taking its total interest up to 60%) by issuing an additional 1,000,000 of its common shares to the Company.

The agreement remains subject to TSX Venture Exchange approval and accordingly the Company has not adjusted its consolidated financial statements to reflect any terms of this agreement.

On June 5, 2009, the United States District Court issued an order dismissing the lawsuit filed by Goliad County commissioners against the Company. The lawsuit alleged infractions of the Safe Drinking Water Act ("SDWA") nearby to areas where the Company has conducted exploration activities. In his June 5, 2009 order dismissing the case, the Judge stated that the County's case failed to pass the threshold jurisdictional requirements, even when considered in the light most favorable to the County. As the Judge noted, the Texas Railroad Commission stated in an April 2007 letter to the County's attorney that an agency hydrologist "...concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The Judge concluded that "...the touchstone of Goliad County's SDWA claim is its allegation that UEC 'converted' the exploratory boreholes into 'injection wells' and/or an 'injection activity,'...the Court has concluded that no such conversion or injection activity took place..."

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended April 30, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2008. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended April 30, 2009 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the nine months ended April 30, 2009 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Our Business Operations

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this Quarterly Report, we have interests in uranium exploration mineral properties totaling 46,325 gross acres (38,796 net mineral acres) of leased, staked or optioned mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming, which we intend to explore for economic deposits of uranium. These properties are subject to varying royalty interests, some of which are indexed to the sale price of uranium. The totals include 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC in which the Company holds a 49% interest. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Cibola Resources LLC, Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties are summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	2,251.48	2,251.48
Colorado	2,623.49	2,623.49
New Mexico	21,689.94	15,004.60
Texas	9,802.06	8,959.12
Utah	5,642.23	5,642.23
Wyoming	4,315.37	4,315.37

	46,324.57	38,796.29

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

Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the news release and Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

RESULTS OF OPERATIONS

There has been a significant amount of market uncertainty over the past eighteen months, due to a number of factors including changes in the international credit market and the global economic condition. This uncertainty may impact the Company's ability to fund working capital and other capital requirements and accordingly, the Company has implemented a generalized cost reduction program in an effort to preserve its existing working capital. Capital preservation implementations include the closure and downsizing of some regional offices, staff reductions, corporate wide salary reductions, non-core asset reductions, renegotiation of agreements and corresponding property payments and joint venture of projects. The program, which is designed to have a minimal effect on the Company's core operations, is reflected in the changes to cash expenditures from the prior year.

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008

EXPENSES
Consulting fees	$ 52,022	$ 110,049
Consulting fees - stock based (Note 9)	161,852	185,071
Depreciation	132,068	122,911
General and administrative	728,883	1,474,735
Impairment loss on mineral properties (Note 4)	1,182,096	-
Interest and finance charges	-	25,642
Management fees	145,255	190,383
Management fees - stock based (Note 9)	-	1,752,250
Mineral property expenditures (Note 4)	951,577	1,803,677
Professional fees	62,035	190,276
Wages and benefits - stock based (Note 9)	211,256	275,724

	3,627,044	6,130,718

LOSS BEFORE OTHER ITEMS	(3,627,044)	(6,130,718)
OTHER ITEMS
Loss on sale of assets	(14,370)	-
Gain on sale of investments	-	34,168
Interest income	3,141	25,983

LOSS BEFORE INCOME TAXES	(3,638,273)	(6,070,567)
INCOME TAXES
Deferred income tax expense	-	(69,802)

NET LOSS FOR THE PERIOD	$(3,638,273)	$(6,140,369)

We are an exploration stage company and net production revenues during the three months ended April 30, 2009 and 2008 were $Nil.

Operating expenses incurred during the three months ended April 30, 2009 decreased to $3,627,044 from $6,130,718 over the same period ended April 30, 2008. The decrease is primarily due to a reduction in consulting, administration and exploration costs, in addition to a decrease in stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

  Consulting fees decreased to $52,022 during the three months ended April 30, 2009 from $110,049 during the same period ended April 30, 2008 due primarily to a reduction in the reliance on third party service providers as we reduced some of our operations.

  Consulting fees - stock based decreased to $161,852 during the three months ended April 30, 2009 from $185,071 during the same period ended April 30, 2008. The current and prior period expense consists of the fair value of option grants earned during the period. Additionally, the current period expense includes the fair value of option grants issued to consultants that were repriced during the quarter.

  General and administrative costs decreased to $728,883 during the three months ended April 30, 2009 from $1,474,735 during the same period ended April 30, 2008 due to the general reduction in some of our operations and personnel, including salary reductions, in the current period as compared to the prior period.

  Impairment loss increased to $1,182,096 during the three months ended April 30, 2009 from $Nil during the same period ended April 30, 2008. During the quarter, we decided to terminate the Holley Option and accordingly, an impairment loss was recorded as of April 30, 2009 to reflect the change in valuation.

  Interest and finance charges decreased to $Nil during the three months ended April 30, 2009 from $25,642 during the same period ended April 30, 2008, due to an expense realized on the issuance of warrants resulting from delays in an S-1 Registration Statement becoming effective that occurred in the prior period.

  Management fees decreased to $145,255 during the three months ended April 30, 2009 from $190,383 during the same period ended April 30, 2008 due primarily to a 20% reduction in executive compensation applicable to all officers and directors during the current period.

  Management fees - stock based decreased to $Nil during the three months ended April 30, 2009 from $1,752,250 during the same period ended April 30, 2008. The prior period expense consists of the fair value of option grants earned during the period.

  Mineral property expenditures decreased to $951,577 during the three months ended April 30, 2009 from $1,803,677 during the same period ended April 30, 2008 due to the reduction in some of our exploration activities over the prior period.

  Professional fees decreased to $62,035 during the three months ended April 30, 2009 from $190,276 during the same period ended April 30, 2008. The decrease results primarily from the reduction in some of our operations over the prior period.

  Wages and benefits - stock based decreased to $211,256 during the three months ended April 30, 2009 from $275,724 during the same period ended April 30, 2008. The current and prior year expenses consist of the fair value of option grants earned during the period. The current period expense also consists of the incremental fair value of option grants issued to employees that were repriced during the quarter.

Loss on sale of assets increased to $14,370 during the three months ended April 30, 2009 from $Nil during the same period ended April 30, 2008, due to a charge realized on the disposal of property and equipment during the current period.

Gain on sale of investments decreased to $Nil during the three months ended April 30, 2009 from $34,168 during the same period ended April 30, 2008. There were no investment related transactions during the current period.

Interest and other income decreased to $3,141 during the three months ended April 30, 2009 from $25,983 during the same period ended April 30, 2008 due to significantly lower investment rates during the current period.

Deferred tax expense decreased to $Nil during the three months ended April 30, 2009 from $69,802 during the same period ended April 30, 2008. The deferred tax benefit (expense) is calculated on the estimated unrealized gain on available-for-sale securities in the fiscal period which is reflected in other comprehensive income.

Our net loss during the three months ended April 30, 2009 was $3,638,273 or ($0.08) per share compared to a net loss of $6,140,369 or ($0.15) per share during the same period ended April 30, 2008. The weighted average number of shares outstanding was 46,453,940 for the three months ended April 30, 2009 compared to 39,780,823 for the same period ended April 30, 2008.

Transactions with Officers and Directors

Of the $3,627,044 incurred as operating expenses during the three months ended April 30, 2009 an aggregate of $145,255 was incurred payable to certain officers and directors and recorded as management fees. At April 30, 2009 a balance of $21,818 is owing to some of our officers.

Nine Months Ended April 30, 2009 Compared to Nine Months Ended April 30, 2008

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008

EXPENSES
Consulting fees	$ 170,562	$ 412,107
Consulting fees - stock based (Note 9)	241,567	503,304
Depreciation	396,482	273,865
General and administrative	2,480,259	3,980,742
Impairment loss on mineral properties (Note 4)	1,223,038	-
Interest and finance charges	-	25,642
Management fees	594,819	620,536
Management fees - stock based (Note 9)	170,250	2,019,250
Mineral property expenditures (Note 4)	3,889,878	5,084,304
Professional fees	354,682	512,383
Wages and benefits - stock based (Note 9)	682,120	1,028,446

	10,203,657	14,460,579

LOSS BEFORE OTHER ITEMS	(10,203,657)	(14,460,579)
OTHER ITEMS
Loss on sale of assets	(14,370)	-
Gain on sale of investments	-	34,168
Interest income	51,631	157,410
Other income	-	10,355

LOSS BEFORE INCOME TAXES	(10,166,396)	(14,258,646)
INCOME TAXES
Deferred income tax expense	-	(187,681)

NET LOSS FOR THE PERIOD	$(10,166,396)	$(14,446,327)

We are an exploration stage company and net production revenues during the nine months ended April 30, 2009 and 2008 were $Nil.

Operating expenses incurred during the nine months ended April 30, 2009 decreased to $10,203,657 from $14,460,579 over the same period ended April 30, 2008. The decrease is primarily due to a reduction in consulting, administration and exploration costs, in addition to a decrease in stock-based compensation expenses. Significant expenditures and changes are outlined as follows:

  Consulting fees decreased to $170,562 during the nine months ended April 30, 2009 from $412,107 during the same period ended April 30, 2008 due primarily to a reduction in the reliance on third party service providers as we reduced some of our operations.

  Consulting fees - stock based decreased to $241,567 during the nine months ended April 30, 2009 from $503,304 during the same period ended April 30, 2008. The current and prior period expense consists of the fair value of option grants earned during the period. Additionally, the current period expense includes the fair value of option grants issued to consultants that were repriced during the quarter.

  Depreciation increased to $396,482 during the nine months ended April 30, 2009 from $273,865 during the same period ended April 30, 2008 due to significant investments in property, equipment and databases during the prior fiscal year that were not subject to amortization in the comparable period.

  General and administrative costs decreased to $2,480,259 during the nine months ended April 30, 2009 from $3,980,742 during the same period ended April 30, 2008 due to the general reduction in some of our operations and personnel, including salary reductions, in the current period as compared to the prior period.

  Impairment loss increased to $1,223,038 during the nine months ended April 30, 2009 from $Nil during the same period ended April 30, 2008. During the period, we opted not to renew certain mineral claims and leases in the States of Arizona, New Mexico and Texas, and decided to terminate the Holley Option. Accordingly, an impairment loss was recorded to reflect the change in valuation.

  Interest and finance charges decreased to $Nil during the nine months ended April 30, 2009 from $25,642 during the same period ended April 30, 2008, due to an expense realized on the issuance of warrants resulting from delays in an S-1 Registration Statement becoming effective that occurred in the prior period.

  Management fees decreased to $594,819 during the nine months ended April 30, 2009 from $620,536 during the same period ended April 30, 2008 due to a 20% reduction in executive compensation applicable to all officers and directors during a portion of the current period.

  Management fees - stock based decreased to $170,250 during the nine months ended April 30, 2009 from $2,019,250 during the same period ended April 30, 2008. The current period expense consists of the incremental fair value of option grants issued to management that were repriced during the period. The prior period expense consists of the fair value of option grants earned during the period.

  Mineral property expenditures decreased to $3,889,878 during the nine months ended April 30, 2009 from $5,084,304 during the same period ended April 30, 2008 due to the reduction in some of our exploration activities over the prior period.

  Professional fees decreased to $354,682 during the nine months ended April 30, 2009 from $512,383 during the same period ended April 30, 2008 due primarily to the reduction in some of our operations over the prior period.

  Wages and benefits - stock based decreased to $682,120 during the nine months ended April 30, 2009 from $1,028,446 during the same period ended April 30, 2008. The current and prior year expenses consist of the fair value of option grants earned during the period. Additionally, the current period expense includes the incremental fair value of option grants issued to employees that were repriced during the period.

Loss on sale of assets increased to $14,370 during the nine months ended April 30, 2009 from $Nil during the same period ended April 30, 2008, due to a charge realized on the disposal of property and equipment during the current period.

Gain on sale of investments decreased to $Nil during the nine months ended April 30, 2009 from $34,168 during the same period ended April 30, 2008. There were no investment related transactions during the current period.

Interest and other income decreased to $51,631 during the nine months ended April 30, 2009 from $157,410 during the same period ended April 30, 2008 due to significantly lower investment rates during the current period.

Deferred tax expense decreased to $Nil during the nine months ended April 30, 2009 from $187,681 during the same period ended April 30, 2008. The deferred tax benefit (expense) is calculated on the estimated unrealized gain on available-for-sale securities in the fiscal period which is reflected in other comprehensive income.

Our net loss during the nine months ended April 30, 2009 was $10,166,396 or ($0.22) per share compared to a net loss of $14,446,327 or ($0.37) per share during the same period ended April 30, 2008. The weighted average number of shares outstanding was 46,398,960 for the nine months ended April 30, 2009 compared to 38,709,387 for the same period ended April 30, 2008.

Transactions with Officers and Directors

Of the $10,203,657 incurred as operating expenses during the nine months ended April 30, 2009 an aggregate of $594,819 was incurred payable to certain officers and directors and recorded as management fees, and $170,250 was recorded as stock based compensation for the incremental fair value of option grants issued to management that were repriced during the period. At April 30, 2009 a balance of $21,818 is owing to some of our officers.

LIQUIDITY AND CAPITAL RESOURCES

	April 30,
	2009	2008

Cash and cash equivalents	$ 5,693,840	$ 2,654,677
Working capital (deficit)	5,363,130	2,419,585
Total assets	19,839,635	18,537,322
Total liabilities	578,237	825,945
Shareholders' equity	19,261,398	17,711,377

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At April 30, 2009 we had $5,693,840 in cash and working capital of $5,363,130. Generally, we have financed our operations through proceeds from the private placement of equity securities and debt instruments and the exercise of stock options and warrants. We used $7,443,478 net cash during the nine months ended April 30, 2009 compared to $6,428,776 net cash during the same period ended April 30, 2008. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2009 was $7,596,457 compared to $10,139,312 during the same period ended April 30, 2008. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2009 was $46,475 compared to $6,691,503 during the same period ended April 30, 2008. During the current period, we received net proceeds of $14,500 from the exercise of stock options. In the prior period, we completed a private placement for gross proceeds of $6,750,000.

Investing Activities

Net cash provided by investing activities during the nine months ended April 30, 2009 was $106,504 compared to net cash used of $2,980,967 in the same period ended April 30, 2008. In the current period we recovered $138,658 in restricted cash. Significant investing expenditures during the prior period included mineral property acquisitions, including a $980,000 payment related to the Cibola Resources LLC agreement.

Stock Options and Warrants

As at April 30, 2009 we had 5,378,000 stock options and 3,873,418 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.65 per share and the outstanding warrants have a weighted average exercise price of $2.87 per share. Accordingly, as at April 30, 2009 the outstanding options and warrants represented a total of 9,251,418 shares issuable for proceeds of $14,612,410 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

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

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at April 30, 2009 we have working capital of $5,363,130 and an accumulated deficit of $50,566,284. Existing cash resources are currently expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options and warrants for net proceeds of $46,457,092 from the issuance of shares of our common stock. See "Risk Factors" below.

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

On April 30, 2009, we decided to terminate the Holley Option. Accordingly, $1,176,748 in mineral rights and properties were written down to impairment.

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

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $2,450,000 in acquisition costs, $36,750 in database acquisition costs, and an additional $930,593 in exploration costs on behalf of Cibola for a cumulative contribution of $3,417,343.

Consulting Agreement

On September 6, 2007 we entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, we paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. As of April 30, 2009, services have been provided in the amount of $100,000 and no further amounts are outstanding or will become payable under this agreement.

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

Management Fees

We are committed to pay our key executives a total of approximately $468,500 per year for management services.

Office Leases

We are currently leasing office premises in New Mexico and Texas for monthly payments totaling $6,321. All office lease agreements have maximum remaining terms of no more than two years.

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

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, we assess the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the reserve.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the grant date fair-value of stock-based awards under SFAS No. 123R. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to us. We record the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. We estimate the expected forfeitures and update the valuation accordingly.

Recently Adopted Accounting Policies

Effective August 1, 2008, we adopted SFAS No. 157 "Fair Value Measurements". In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 for markets that are not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the provisions of SFAS No. 157 on a prospective basis for financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition for the period ended April 30, 2009 however, this change may have an impact on the financial condition and the results of operations in future periods.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" is effective August 1, 2008 for us. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We did not elect to use the option and as such SFAS 159 has not impacted our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles' " which occurred on September 16, 2008. The adoption of SFAS 162 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that SFAS No. 141R will have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- An Amendment of ARB No. 51," or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect that SFAS No. 160 will have a material impact on the consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position ("FSP") FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others", to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect that these pronouncements will have a material impact on the consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FASB FSB Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. We do not expect that FSB APB 14-1 will have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share amounts presented shall be adjusted retrospectively. We do not expect that FSP EITF 03-6-1 will have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-5"). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity's own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of "indexed to own stock," an instrument's contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer's stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer's own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.

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

Management is in the process of or has remediated the deficiencies in our disclosure controls and procedures related to: (1) inadequate entity level controls; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We have been informed that counsel for Goliad County, Texas and an individual landowner has issued a notice of intent to file litigation citing us for alleged infractions of the United States Safe Drinking Water Act of 1974, in connection with our exploration activities in Goliad County. We believe this proposed claim regarding our exploration activities is without merit and will be vigorously defended by us. The responsible state agency with sole jurisdiction over our exploration activities has already thoroughly investigated the County's complaint and has found us to be in compliance with all applicable regulatory and environmental requirements. Specifically, as the agency noted in an April 2007 letter to the County's attorney, the State agency hydrologist "concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The state agency concluded its letter by noting that "to date, the Commission's investigation of your complaint has not revealed any practice or activity within the approved permit area that has adversely affected the wells identified in your complaint or the related aquifer, or is out of compliance with the Texas Uranium Mining Regulations...." Later in a September 2007 letter to the Goliad groundwater district, the agency reiterated its findings: the agency's "investigation of your complaint has not revealed any practice or activity at UEC's Uranium Exploration Permit No. 123 that is out of compliance.... We consider this investigation to be closed." Our Goliad Project has been inspected on a monthly basis since the close of the investigation, and no violations have been noted. In fact, an inspection report from November of 2007 observed that "prompt attention" to site restoration during exploration was apparent and "the area inspected looked very good." We are dedicated to full compliance with all aspects of the state regulatory process and will continue to focus our attention and efforts on obtaining all necessary authorizations for our Goliad Project. On May 1, 2009, individual landowners, Craig and Luann Duderstadt voluntarily and unconditionally dismissed all their allegations, claims and causes of actions against the Company. The dismissal was "with prejudice", which means that the Duderstadts may not re-file the claims at a later date. No money or other consideration was paid to the Duderstadts for this dismissal. On June 5, 2009, the United States District Court issued an order dismissing the lawsuit filed by Goliad County commissioners against the Company. The lawsuit alleged infractions of the Safe Drinking Water Act ("SDWA") nearby to areas where the Company has conducted exploration activities. In his June 5, 2009 order dismissing the case, the Judge stated that the County's case failed to pass the threshold jurisdictional requirements, even when considered in the light most favorable to the County. As the Judge noted, the Texas Railroad Commission stated in an April 2007 letter to the County's attorney that an agency hydrologist "...concluded from the available information that no ground-water contamination has occurred as a result of the drilling activities." The Judge concluded that "...the touchstone of Goliad County's SDWA claim is its allegation that UEC 'converted' the exploratory boreholes into 'injection wells' and/or an 'injection activity,'...the Court has concluded that no such conversion or injection activity took place..."

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

Effective October 25, 2008 we entered into a consulting services agreement. In accordance with the terms of the agreement on February 13, 2009 we issued 13,039 shares of our restricted common stock, and on April 7, 2009 we issued 13,039 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective January 29, 2009 we entered into a consulting services agreement. In accordance with the terms of the agreement on March 17, 2009 we issued 6,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective January 29, 2009 we entered into a consulting services agreement. In accordance with the terms of the agreement on March 17, 2009 we issued 29,000 shares of our restricted common stock, on April 21, 2009 we issued 29,000 shares of our restricted common stock, and on May 13, 2009 we issued 29,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective February 9, 2009 we entered into a consulting services agreement. In accordance with the terms of the agreement on March 27, 2009 we issued 20,000 shares of our restricted common stock, on April 27, 2009 we issued 10,000 shares of our restricted common stock, and on May 27, 2009 we issued 10,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective April 21, 2009 we entered into a consulting services agreement. In accordance with the terms of the agreement on May 29, 2009 we issued 23,077 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Land Use Agreement

Effective October 13, 2008 we entered into a utility easement agreement. In accordance with the terms of the agreement on December 5, 2008 we issued 25,000 shares of our restricted common shares pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: June 11, 2009

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: June 11, 2009