Form 10-Q/A
period 2009-04-30
URANIUM ENERGY CORP
filed 2009-08-07
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

__________

URANIUM ENERGY CORP.

ii

EXPLANATORY NOTE

This amendment on Form 10-Q/A (Amendment No. 1) amends our quarterly report on Form 10-Q for our fiscal quarter ended April 30, 2009, as filed with the Securities and Exchange Commission on June 11, 2009. This amendment is being filed to amend the disclosure set forth in Part I, Item 4, "Controls and Procedures" under the subheading "Changes in Internal Controls".

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 30, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2008. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

We are committed to improving our financial organization. As part of this commitment, in August 2008 we hired additional staff and engaged consultants who assisted in the preparation, implementation and monitoring of sufficient written policies and checklists from August 2008 to present, including the redesign of staffing responsibilities, and set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Management believes that the preparation and implementation of sufficient written policies and checklists, including a redesign of staffing responsibilities, and the monitoring of those procedures from September 2008 to present have remedied the weaknesses of inadequate segregation of duties consistent with control objectives, insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, and ineffective controls over period end financial disclosure and reporting processes.

As described in the immediately preceding paragraph, management believes that it has remediated the deficiencies in our disclosure controls and procedures related to: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. In addition, management is in the process of remediating the deficiencies in our disclosure controls and procedures related to inadequate entity level controls. Specifically, in May 2009, the Company appointed a new independent director who also serves on the Company's Audit Committee. The Company has also revised its whistle blower policy to make an independent director the contact person. Management is in the process of monitoring and testing these changes.

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

The following exhibits are included with this Quarterly Report on Form 10-Q/A (Amendment No. 1):
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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: August 6, 2009

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: August 6, 2009