Form 10-K
period 2009-07-31
URANIUM ENERGY CORP
filed 2009-10-15
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended July 31, 2009

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
Yes    No [X]

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
Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2009 was approximately $19,510,969 based upon the average bid and asked price of the registrant's shares of common stock on that date.

The registrant had 56,725,516 shares of common stock outstanding as of October 9, 2009.

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

CERTAIN FINANCIAL DISCLOSURE

This Form 10-K of Uranium Energy Corp. (the "Company") includes financial information for the period ended July 31, 2007 which has been restated. As disclosed in the Company's Form 10-KSB/A Amendment No. 3 for the fiscal period ended July 31, 2007 filed with the Securities and Exchange Commission on June 9, 2008 (the "Amended Form 10-KSB"), the Company amended its Form 10-KSB for the period ended July 31, 2007 to, among other things, include restated audited financial statements for the period ended July 31, 2007 and year ended December 31, 2006 which reflect a re-evaluation of the impairment analysis of capitalized acquisition costs of the Company's mineral properties. See the Amended Form 10-KSB for more detailed information. Accordingly, the financial information for the period ended July 31, 2007 included in this Form 10-K may not be comparable to the financial information for such periods included in certain filings by the Company prior to the filing of the Amended Form 10-KSB.

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

TABLE OF CONTENTS

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

On January 24, 2005, we completed a reverse stock split of our shares of common stock on the basis of one share for each two outstanding shares. Effective February 28, 2006, we completed a forward split of our shares of common stock on the basis of 1.5 shares for each outstanding share to increase liquidity for our shares of common stock. Effective February 28, 2006, we amended our Articles of Incorporation with the Nevada Secretary of State increasing our authorized capital stock from 75,000,000 shares of common stock, with a $0.001 par value, to 750,000,000 shares of common stock with a similar par value.

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

General

We are a natural resource exploration company engaged in the exploration of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are prospective for uranium exploration, and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this annual report, we have interests in 46,752 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete future acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with property owners on terms that are acceptable to us.

As of the date of this annual report we have interests in an aggregate of 46,752 gross acres (39,224 net mineral acres) of properties that have been either leased or staked, which we intend to explore for economic deposits of uranium. Some of these leases are subject to varying net royalty interests. These properties consist of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Most of these properties have been the subject of historical exploration by other mining companies, and provide indications that further exploration for uranium is warranted.

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

As described in more detail in the news release, we have received an updated technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101"), of the Canadian Securities Administrators for our Goliad Project located in Goliad County, Texas. The complete Technical Report was filed under our company's profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com, on March 10, 2008. The Technical Report is authored by Thomas A. Carothers, P.Geo., a qualified person as defined in NI 43-101, who has over 30 years of uranium experience, substantially in the South Texas Uranium trend. His experience includes working directly for two operating ISR mining companies in South Texas, US Steel and Tenneco Uranium, during the 1970s and 1980s.

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

The price for uranium is generally determined by supply and demand. We believe that there is potential for further increases in the price for uranium based upon an expected decrease in the available supply for uranium in 2009 and 2010.

Between 1960 and 1985 a significant amount of exploration work was conducted in the United States for uranium. A large number of these exploration projects were not pursued, however, these projects accumulated a significant amount of exploration data.

We have acquired a significant amount of this exploration data and have acquired interests in properties that we believe warrant further exploration for uranium based upon the exploration data we have acquired. Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining. We have identified a number of low grade projects that we believe we can fast-track to production by conducting a number of different exploration and permitting activities at the same time, particularly in the State of Texas. Currently, most of our exploration activity is focused in the State of Texas. Subject to many factors outside the control of the Company and including, without limitation, further exploration and development work and the completion of an acceptable feasibility study, we are currently targeting the fourth quarter of 2010 to begin production. However, there can be no assurance that we will achieve our objectives in this regard within the time frames targeted or at all.

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

According to a survey by the U.S. Department of Energy, in 1979 there were over 20,000 people employed in the uranium mining industry, compared to just over 400 people in 2004. We believe that there is a shortage of human resources in the uranium mining industry currently which acts as a barrier in respect of the exploration for uranium. We employ a team of 30 highly experienced uranium mining professionals, comprised primarily of geologists, engineers, technicians, field personnel, administrative and support staff, which we believe is a competitive advantage for our company. These persons are involved in the review of the historical exploration data we have acquired in order to determine projects that warrant pursuing, as well as the exploration of our properties.

Our Database

We have acquired historical exploration data that will assist in the direction of proposed exploration program on lands held in our current property portfolio. This prior exploration data consists of management information and work product derived from various reports, drill hole assay results, drill hole logs, studies, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study and other exploratory information.

The following provides information relating to our database:

Tronox Worldwide

Effective February 20, 2008, we acquired from Tronox Worldwide LLC certain assets, consisting of certain maps, data, exploration results and other information pertaining to lands within the United States (excluding New Mexico and Wyoming), Canada and Australia, and specifically including the former uranium exploration projects by Kerr McGee Corporation. The Tronox database contains records on some of our properties located in Arizona, the Colorado Plateau and Texas.

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

Our Plan of Operations

Our plan of operations for the next 12 months is to conduct further exploratory drilling at the Goliad Project in Goliad County, Texas, as described under "Plan of Exploration - 2009/2010" under the discussion relating to the Goliad Project below.

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

Virtually all mining in Texas is on private lands with leases negotiated with each individual landowner/mineral owner. Moore Energy obtained leases for exploration work in the project area in the early 1980s and completed an extensive drilling program resulting in a historic uranium mineral estimate in 1985. We obtained mining leases from individuals and by assignment from a private entity in 2006.

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

Exploration and Development Work Undertaken

This description of previous exploration and development work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases from a private entity in 2006 and began confirmation drilling in May 2006. As of October 1, 2009, approximately 958 confirmation-delineation holes totalling 338,615 feet have been drilled by us to confirm and expand the mineralization base at the Goliad Project with the intention of permitting the project as an ISR mining and recovery facility.

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

At the Goliad Project there are four stacked mineralized sand horizons (A-D) that are separated vertically by zones of finer sand, silt and clay. Deposition and concentration of uranium in the Goliad Formation likely resulted due to a combination of leaching of uranium from volcanic tuff or ash deposits within the Goliad Formation or erosion of uranium-bearing materials from older Oakville deposits. The leaching process occurred near the outcrop area where recharge of oxidizing groundwater increased the solubility of uranium minerals in the interstices and coating sand grains in the sediments. Subsequent downgradient migration of the soluble uranium within the oxygenated groundwater continued until the geochemical conditions became reducing and uranium minerals were deposited in roll front or tabular bodies due to varying stratigraphic or structural conditions.

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

Environmental Considerations

We have completed all of the required environmental baseline studies for the various permits needed for production. The Mine Permit application was submitted to the Texas Commission on Environmental Quality (TCEQ) in mid August 2007. The TCEQ completed their technical review in May, 2008 and issued a draft mine permit in early June, 2008. The Radioactive Material License application was submitted to the TCEQ in early December, 2008. Studies completed to compile this document include: cultural resources (including archaeology), socioeconomic impact and soils mapping, baseline gamma survey, baseline soil/sediment/surface water/vegetation, baseline radon, and gamma exposure rates. The cultural resources study found no adverse impacts to the site and socioeconomic impacts are projected to be positive for the community. Texas Parks and Wildlife issued their report concerning the project stating that the proposed operation will have no adverse impact on natural resources. Additionally the U.S. Corp of Army Engineers have submitted a Jurisdictional Determination (JD) that the project will not impact neighboring wetlands. The Waste Disposal Well application was completed and submitted in late September, 2008. The TCEQ issued a final draft permit in September, 2009. The initial Production Permit Area (PAA-1) was completed and submitted in early September 2008, and a final draft permit was issued by the TCEQ in June, 2009.

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

Goliad Project Plan of Exploration - 2009/2010

Our company successfully completed the planned 2007 two-phase drilling program which consisted of support to the ongoing environmental permitting, coring for agitation leach studies, and an exploration program designed to explore additional acreage acquired during our company's 2006-2007 leasing program. All 2007 drilling at the Goliad Project was carried out under our approved Texas Railroad Commission Exploration Permit No. 123 dated February 3, 2006. The Permit is being extended on an on-going basis as required.

The 2008-2009 exploratory program at the Goliad Project consisted of evaluating previous drilling efforts and adding to the geologic model of the mineralization system.

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

Permitting

The permitting process is well underway and the Company has accomplished the following key elements to that end:

(a)   quality assurance and quality control measures have been completed on water well samples;

(b)   Holt Engineering has completed geotechnical studies at the proposed processing facility;

(c)   a qualified soil scientist has completed a draft map of the entire project site, as part of the soils and sediments study;

(d)   the economic impact study and the ecological study have been completed;

(e)   the mine plan and full process facility designs have been completed;

(f)   established a regional baseline, or background, water quality conditions within the area to be mined. As part of the establishment of baseline water quality conditions within the planned permit area, the TCEQ required that 20 regional water quality wells be installed within the proposed permit area. The purpose of the wells is to assess the pre-mining water quality of the four mineralized sands (A, B, C and D). Also included in the establishment of regional baseline water quality conditions is the sampling and analysis of private water wells within a one-kilometer radius of the permit area. This action has been completed; and

(g)   the Cultural Resource Survey and Assessment has been completed and concluded that the Goliad Project will not have any impact on cultural resources in the permit area, and that no further work is required on this matter by the Company. The assessment was reviewed and approved by the Texas Historical Commission.

(h)   Texas Parks and Wildlife have reviewed our proposal mine plan and have concluded that no significant impact to wildlife, May - 2008.

(i)   The Corp of Army Engineers have also received our mine plan and have determined that it will not have any adverse impacts to area wetlands.

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

Neutron Energy Inc. ("NEI"), the managing partner of Cibola Resources, obtained a lease from the Board of Trustees of the Cebolleta Land Grant Board for an area of the land grant covering approximately 6,700 acres (2,994 hectares) of mineral rights. The majority of the leased mineral rights are covered by the surface estate held by the Cebolleta Land Grant, and surface use and access rights are included as provisions of the lease. A portion of the leased mineral rights are covered by surface rights held by a third party, and are not leased by NEI. NEI has assigned the lease to Cibola Resources, of which, Uranium Energy owns 49% of the shares.

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
Revised

The area is populated with sparse mixed grasses, with very limited stands of mesquite and pinion pine trees, typical of a semi-arid high desert climate. Temperatures at Grants (the nearest town with meaningful weather records) range from lows of approximately 50&248; to 80&248; Fahrenheit (9.9&248; to 26.6&248; Celsius) in the summer season, and 10&248; to 40&248; F (-12.2&248; to 4.4&248; Celsius) in the winter. The area receives approximately 11 inches (279 millimeters) of precipitation annually. Much of this precipitation comes in the form of afternoon thundershowers during the months of July and August, and as much as 13 inches (330 millimeters) of snow during the winter months. Winter snows and summer thunderstorms may create temporary muddy ground conditions that interrupt access for short periods of time. Other than these short periods of muddy ground conditions, mineral exploration and mining activities normally can be conducted without interruption throughout the year.

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

(a)   Surface Resources: The maximum area of influence assigned to each hole is a 50 foot (15.24 meters) radius. Base elevations for mineralization were evaluated in developing the mineralized outlines. Once the final mineralized outline was established, the surface area of each mineralized block was determined by planimeter. The average thickness of the mineralized interval and the grade was calculated from drill hole data. Tonnages were computed using a tonnage factor of 16 cubic feet per short ton;

(b)   Underground Long-hole Resources: The area of influence for long-hole mineralization was 25 feet (7.6 meters) or one-half the distance to the nearest "waste" intercept. Tonnages and grades were calculated in the same manner as surface resources; and

(c)   Development Resources: This category of mineralization was calculated before the mining phase commenced. Average grades were calculated from muck-pile sampling (radiometric and chemical assaying). "Back-ore" and "floor-ore" were calculated from jackleg long-hole drilling data (radiometric assays). Pillar mineralization thickness was based upon the average height of underground drifts.

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

(a)   all are hosted in medium to coarse-grained sandstones that exhibit a high degree of large-scale tabular cross-stratification;

(b)   near the margins of the prospects the mineralization thins appreciably, although halos of low-grade mineralization exist surrounding the deposits;

(c)   higher grade mineralization usually occurs in the core of the mineralized zones;

(d)   strong mineralization appears to be concentrated in the lowermost portions of the Jackpile, although anomalous concentrations of uranium are present throughout the vertical extent of the unit;

(e)   most of the mineralization appears to be "reduced", with only isolated small pods, especially in the Willie P area, of discontinuous mineralization exhibiting oxidation;

(f)   extensive chemical and radiometric analyses on core holes by Sohio demonstrated that the mineralization is generally within equilibrium;

(g)   individual prospects do not show a preferred orientation or trend, and do not fully reflect the orientation of the main Jackpile sandstone channel trend;

(h)   nearly all of the prospects show a strong spatial relationship with carbonaceous material; and

(i)   the prospects range in depth from approximately 200 feet (61 meters) in the south, at the St. Anthony area, to approximately 700 feet (213 meters) in the vicinity of the Area II and Area III deposits at L-Bar.

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

Mineral Exploration Properties

We are participating in our mineral properties in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming by way of mining claims and mineral leases. The mining claim properties were staked and claimed by us and registered with the US Bureau of Land Management ("BLM"). There are claim blocks acquired in this manner in Arizona, Colorado, New Mexico, Utah and Wyoming. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. The claims were entered into between November 4, 2004 and July 2008.

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

We have the following gross and net acre mineral property interests in states indicated below under lease:

	Gross Acres	Net Acres(1)

Arizona	3,371.48	3,371.48
Colorado	2,488.67	2,488.67
New Mexico	21,132.58	14,447.24
Texas	9,802.06	8,959.11
Utah	5,642.23	5,642.23
Wyoming	4,315.37	4,315.37

	46,752.37	39,224.10

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

We confirm that as of this date our Arizona located claims and leases contain no uranium reserves and require extensive exploration by us.

The following provides information relating to such claims:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Artillery Peak 1	19 claims	392.54	392.54
Artillery Peak 2	31 claims	640.46	640.46
Coyote Ranch	2 leases	1,120.00	1,120.00
Dry Mountain	28 claims	578.48	578.48
New River	1 lease	640.00	640.00

Colorado

Claims and leases acquired by us in Colorado have historical production tonnages and grades published in the Colorado Geological Survey, Bulletin 40 - "Radioactive Mineral Occurrences of Colorado". Also, our geological staff has evaluated a portion of the claims currently owned by us. We confirm that at the current date, our Colorado located claims contain no uranium reserves and require extensive exploration by us.

The following provides information relating to such claims:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Bull Canyon	23 claims	383.00	383.00
Carnotite	18 claims	371.88	371.88
Paradox	4 claims	40.00	40.00
Raven Mine	22 claims	454.52	454.52
Squaw Point	1 lease	288.91	288.91
Taco	34 claims	702.44	702.44
Triangulation Mine	12 claims	247.92	247.92

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

Acquisition of the Laguna Trend claim block by Uranium Energy was driven by intense analysis of the Morrison Nuclear database, which includes drilling data indicating significant uranium mineralization in the Westwater Canyon Member of the Morrison Formation. This property was most recently held by Kerr-McGee.

San Mateo Mesa is a project adjacent to the San Mateo mine owned by Rio Grande Resources and the Roca Honda project operated by Strathmore Resources.

Red Basin consists of claims in the Datil Basin of Catron County. The project area was previously staked by Kerr-McGee with the Cretaceous de Baca Formation as the target. This project is currently under option by Strategic Resources of Canada.

Grants Ridge is a Todilto Formation target in the Grants Uranium District and is currently under option by Uran Ltd. of Perth, Australia.

We confirm that at the current date, our New Mexico located claims contain no uranium reserves and require extensive exploration by us.

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Cebolleta	1 federal grant	6,717.00	3,291.33
Grants Ridge	1 lease	320.00	320.00
Laguna Trend	40 claims	826.40	826.40
Red Basin	20 claims	413.20	413.20
San Mateo Mesa	66 claims	1,363.56	1,363.56
Todilto	234 claims	4,451.50	4,451.50
West Ranch	62 claims, 33 leases and 6 mineral deeds	7,040.92	3,781.25

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

The following provides information relating to all of our leased properties in the South Texas Uranium Trend in addition to the nine leases previously held by Wold Nuclear Corporation as described above:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Carrizo	14 leases	1,482.67	1,253.09
Devillier	18 leases	654.85	402.08
Goebel	1 lease	545.80	497.78
Goliad	22 leases	2,606.96	2,302.76
Maetze	3 leases	166.83	158.47
Martella	3 leases	124.25	124.25
Martin	1 lease	3,180.00	3,180.00
Nichols	8 leases	1,040.70	1,040.69

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

The following provides information relating to such claims and leases:
Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Crain	1 lease	640.00	640.00
Montezuma Canyon	21 claims and 2 leases	5,002.23	5,002.23

Wyoming

Our five Wyoming uranium mineral property areas total 4,315.37 acres. Wyoming led the nation's uranium production in 2006 with 4,100,000 pounds of U3O8.

The Granite Mountain Thrust ("GMT") property includes 610.80 acres of mining claims north of, and adjacent to, the Rio Tinto (Kennecott) uranium property, which has been drilled extensively since the 1960s by several entities. Our GMT property geology host rock is 2,000 to 3,000 feet thick in the early Eocene Age Battle Springs Formation - partly equivalent to the Wasatch and Wind River formations in other Wyoming Basins. We have assessed previous seismic exploration shot line data and confirmed Battle Springs Formation projections to the GMT area. The property is situated approximately eight miles east of the Crooks Gap uranium mining district, which produced about 10,000,000 pounds of U3O8 from 1953 through 1982 by open pit mining.

The Burnt Wagon project, located 35 miles west of Casper, Wyoming, was acquired from NAMMCO (Kirkwood) in 2006. Previous operations defined shallow uranium mineralization in the Wind River formation of early Eocene age, at 50 to 200 foot depths, from 500 drill holes and 16,000 feet of electric logging data.

Situated in the Lower Eocene Wasatch formation of the southwest Powder River Basin, our Powder River Basin LO-Herma uranium property exploration data was acquired from H. Brenniman as a part of the Pioneer Nuclear, Inc., package in 2006. The 29 mining claims total 591.57acres and are contiguous to the Uranium One (formerly Energy Metals Corp.) property.

Our DL, 1,275.00 acre, property is being reassessed by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

We confirm that at the current date, our Wyoming located claims contain no uranium reserves and require extensive exploration by us.
Wyoming Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Burnt Wagon	30 claims and 3 leases	1,038.00	1,038.00
DL Prospect	1 lease	1,275.00	1,275.00
East Poison Spyder	5 leases	800.00	800.00
Granite Mountain	30 claims	610.80	610.80
LO-Herma	29 claims	591.57	591.57

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

Phase I Work Programs -New Mexico, Utah, Arizona and Colorado

The Phase I work program that was proposed, was completed during 2007 through the first quarter of 2008, and formal exploration permits have been submitted in New Mexico (1), Utah (1) and Colorado (2). Also, drilling budgets have been developed and are on hold pending improvement of market conditions. The submittal of the exploration permits were based on intensive analysis of our company's claim blocks in the four states noted above.

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

The total cost of Phase II exploration on all mineral properties over the next 12 months has not been definitively determined, however exploration activities on some of our properties are anticipated to be carried out and funded by third parties pursuant to option and joint venture agreements. Additional costs for Phase II exploration work and for further lease and land acquisitions are expected to be funded by future financings from debt and equity sources if required. We expect minimal effect on our ability to proceed with Phase II exploration should they be required in conjunction with further lease and land acquisitions as the amounts projected for Phase II exploration costs are not envisioned to be substantial in relation to budgeted total annual capital and operating expense expenditures. If, however, additional land and lease expenditures during the next twelve months create a lack of capital for Phase II exploration costs beyond that anticipated in relation to available capital, we may not be in a financial position to conduct Phase II exploration if required.

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

Employees

Amir Adnani is our President and Chief Executive Officer, Harry Anthony is our Chief Operating Officer and Pat Obara is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. We currently employ approximately 20 persons on a full time basis and contract with approximately 8 individuals on a full time basis for ongoing services provided to the Company.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $53,903,464 from May 16, 2003 (inception) to July 31, 2009. We incurred net losses totaling $13,503,576 in the year ended July 31, 2009, $19,236,124 in the year ended July 31, 2008, and $8,044,743 during the seven months ended July 31, 2007. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this annual report, we have 56,725,516 shares of common stock issued and outstanding, of which

20,198,431 shares are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this annual report, there are an aggregate of 7,176,500 stock options outstanding and an aggregate of 8,338,375 share purchase warrants outstanding.

The sale of a substantial number of shares into the public market of previously restricted shares, or upon exercise of stock options or warrants, could place downward pressure on the price of our common stock.

The trading price of our common stock on the American Stock Exchange and previously on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on the American Stock Exchange on September 28, 2007, and previously traded on the OTCBB exchange, and the trading price has fluctuated. In addition to volatility associated with securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We own 32.19 acres of real estate located in Goliad County, Texas. The Golidad property and our other mineral property interests are described in detail in Item 1 "Description of Business" above.

Our registered office is located at 9801 Anderson Mill Road, Suite 230, Austin Texas 78750. We have entered into office rental and service agreements as follows:

(a)   we currently have a month to month lease at $1,370 per month for our Texas corporate office at 9801 Anderson Mill Road, Suite 230, Austin, Texas 78750. There is no lease commitment and rent and expenses are paid on a month to month basis;

(b)   we currently have a month to month lease at $795 per month for our Goliad project office at 138 South Market Street, Goliad, Texas 77963;

(c)   we currently have a month to month lease at $740 per month for our Texas exploration office at 100 East Kleberg Street, Suite 310, Kingsville, Texas 78364. There is no lease commitment and rent and expenses are paid on a month to month basis;

(d)   we have a two year lease at $4,026 per month for our New Mexico exploration office at 6100 Indian School NE, Suite 225, Albuquerque, New Mexico 87110, which expires on March 1, 2010;

(e)   we currently have a month to month lease at $1,561 per month for our Texas district office at 400 Mann Street, Suite 900, Corpus Christi, Texas 78401. There is no lease commitment and rent and expenses are paid on a month to month basis; and

(f)   we rent office space at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3, for our corporate administration office. There is no lease commitment and rent and expenses are paid on a month to month basis.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on July 23, 2009. At the meeting, our six directors were re-elected to our board of directors, the selection of Ernst & Young LLP as our independent auditors was ratified and our 2009 Stock Incentive Plan was approved.

The votes cast by shareholders at the meeting as to the election of directors were as follows:
	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Amir Adnani	23,575,250	361,667	-
Alan P. Lindsay	23,602,440	334,477	-
Harry L. Anthony	23,603,650	333,267	-
Erik Essiger	23,510,508	426,409	-
Ivan Obolensky	23,491,657	445,260	-
Vincent Della Volpe	23,509,956	426,961	-
Mark Katsumata	23,661,765	275,152	-

The votes cast by shareholders at the meeting as to the approval of our 2009 Stock Incentive Plan were as follows:
	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

2009 Stock Incentive Plan	10,531,625	1,153,812	239,520

The votes cast by shareholders at the meeting as to the ratification of the selection of our auditors were as follows:

	Votes For	Votes Withheld	Abstentions and Broker Non-Votes

Auditors	23,555,082	321,392	60,443

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

OTCBB			AMEX

Quarter Ended	High Bid	Low Bid	Quarter Ended	High Bid	Low Bid

December 31, 2007	$Nil	$Nil	July 2009	$3.45	$1.10
September 30, 2007	$4.20	$3.05	April 2009	$1.45	$0.30
June 30, 2007	$7.39	$3.71	January 2009	$0.80	$0.16
March 31, 2007	$5.91	$5.61	October 2008	$2.21	$0.44
December 31, 2006	$3.58	$2.67	July 2008	$3.40	$2.02
September 30, 2006	$3.25	$1.72	April 2008	$4.00	$2.11
June 30, 2006	$4.85	$2.00	January 2008	$4.82	$2.80
March 31, 2006	$7.33	$0.83	October 2007	$4.70	$3.60

The last reported sales price for our shares on Amex on October 9, 2009 was $3.26 per share. As of October 9, 2009, we had 125 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We have two equity compensation plans, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan") and the Uranium Energy Corp. 2009 Stock Incentive Plan (the "2009 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this annual report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans to be Approved by Security Holders (2006 and 2009 Stock Incentive Plans)	7,176,500	$1.15	2,697,500
Equity Compensation Plans Not Approved by Security Holders	500,000(1)	$1.00	Nil

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

2009 Stock Incentive Plan

On July 23, 2009, our shareholders approved the adoption of our 2009 Stock Incentive Plan in the amount of 5,000,000 shares.

As of the date of this annual report, there are an aggregate of 7,176,500 stock options granted and outstanding.

Common Stock Purchase Warrants

As of the date of this annual report, there are an aggregate of 8,338,375 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

Previously disclosed in filings with the SEC.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data has been derived from and should be read in conjunction with (i) our audited financial statements as at and for the years ended July 31, 2009 and 2008, as at and for the seven months ended July 31, 2007, and as at and for the years ended December 31, 2006, 2005 and 2004, together with the notes to these financial statements, and (ii) the sections of this annual report entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Balance Sheet Data
	As at July 31,			As at December 31,
	2009	2008	2007	2006	2005	2004

Cash and cash equivalents	$24,265,643	$13,137,318	$9,083,453	$13,581,377	$107,160	$406,270
Working capital (deficiency)	23,734,674	12,749,800	9,593,649	13,460,648	(215,828)	371,469
Total assets	38,611,555	29,131,183	22,525,727	18,048,453	748,035	427,085
Total liabilities	761,800	865,390	379,157	532,043	323,288	36,414
Total stockholders' equity	37,849,755	28,265,793	22,146,570	17,516,410	424,747	390,671

Statement of Operations Data

	Fiscal Years Ended July 31,		Seven Months Ended July 31,	Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005	2004

Revenues	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Expenses	13,568,334	19,268,668	8,571,200	12,078,099	1,377,432	109,322
Loss from operations	(13,568,334)	(19,268,668)	(8,571,200)	(12,078,099)	(1,377,432)	(109,322)
Net loss	(13,503,576)	(19,236,124)	(8,044,743)	(11,608,135)	(1,377,432)	(109,322)
Basic and diluted loss per share	(0.29)	(0.49)	(0.22)	(0.44)	(0.08)	(0.10)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our audited financial statements as at and for the years ended July 31, 2009 and 2008, and as at and for the seven months ended July 31, 2007 and the related notes; and (ii) the section of this annual report entitled "Description of Business" that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors". Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:
Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due
Goliad	$Nil	$11,698	$Nil

The following sets forth information relating to all fees and other payments required to be made by us in the next twelve months:
Mining Claims	Lease Maintenance Payments	Access Agreement Fees	Mining Development Programs
$Nil (Cibola JV Payment)	$245,000 (Cibola JV Advance Royalty Payment)	$14,700 (Cibola JV Scholarship Contribution)	$800,000

In addition, we will incur general and administrative expenses throughout the year that we anticipate will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $24,265,643 and a working capital surplus in the amount of $23,734,674 as of July 31, 2009. We anticipate that existing cash resources will be sufficient to carry out our exploration programs and current plan of operations for the next twelve months. In the event we require additional financing to pursue our plan of operations for the next 12 months, there can be no assurance that such financing will be available on terms favorable to us or at all.

Beyond the next twelve months, we may be required to obtain additional financing in order to continue our plan of operations as we anticipate that we will not earn any revenues in the foreseeable future. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we may be forced to abandon our properties and our plan of operations.

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

Results of Operations

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:
	Fiscal Years Ended July 31,		Seven Months Ended July 31,	Fiscal Year Ended December 31,
	2009	2008	2007	2006

Consulting fees	$220,332	$522,718	$253,026	$708,555
Consulting fees - stock based	810,823	463,125	704,058	4,665,967
Depreciation and amortization	526,251	372,886	84,140	56,872
General and administrative	3,768,042	5,726,145	2,246,054	2,496,900
Impairment loss on mineral properties	1,223,038	247,830	51,390	-
Interest and finance charges	-	55,334	116,396	-
Management fees	744,684	791,695	302,697	647,248
Management fees - stock based	262,500	2,019,250	1,774,500	923,253
Mineral property expenditures	4,666,272	7,003,437	2,485,501	1,832,662
Professional fees	680,111	739,853	317,225	315,564
Wages and benefits - stock based	666,281	1,326,395	236,213	431,078

Operating loss	(13,568,334)	(19,268,668)	(8,571,200)	(12,078,099)

Net loss	$(13,503,576)	$(19,236,124)	$(8,044,743)	$(11,608,135)

We have been funding our initial operations by way of private placements. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

We are an exploration stage company and net production revenues during the years ended July 31, 2009 and 2008 were $Nil. Our net loss for the year ended July 31, 2009 was $13,503,576 compared to a net loss of $19,236,124 during the year ended July 31, 2008.

Operating expenses incurred during the year ended July 31, 2009decreased to $13,568,334 from $19,268,668 over the year ended July 31, 2008. The decrease is primarily due to a reduction in some of our exploration activities, operations and personnel, including salary reductions, over the prior period as we implemented a cost reduction program during difficult economic conditions. Significant expenditures and changes are outlined as follows:

  Consulting fees decreased to $220,332 during the year ended July 31, 2009 from $522,718 during the year ended July 31, 2008 due primarily to a reduction in the reliance on third party service providers as we reduced some of our operations during difficult economic conditions.

  Consulting fees - stock based increased to $810,823 during the year ended July 31, 2009 from $463,125 during the year ended July 31, 2008. The current and prior period expense consists of the fair value of option and stock grants earned during the period. Additionally, the current period expense includes the incremental expense incurred from option grants issued to consultants that were repriced during the year.

  Depreciation and amortization increased to $526,251 during the year ended July 31, 2009 from $372,886 during the year ended July 31, 2008 due to significant investments in property and equipment and databases during prior periods that were not subject to amortization throughout the comparable period.

  General and administrative costs decreased to $3,768,042 during the year ended July 31, 2009 from $5,726,145 during the year ended July 31, 2008 due to the general reduction in some of our operations and personnel, including salary reductions, in the current period as compared to the prior period.

  Impairment loss on mineral properties increased to $1,223,038 during the year ended July 31, 2009 from $247,830 during the year ended July 31, 2008. During the year, we opted not to renew certain mineral claims and leases in the States of Arizona, New Mexico and Texas, and decided to terminate the Holley Option. Accordingly, an impairment loss was recorded to reflect the changes in valuation.

  Interest and finance charges decreased to $Nil during the year ended July 31, 2009 from $55,334 during the year ended July 31, 2008. Interest and finance charges consist of the fair value of warrant issuances, resulting from delays in S-1 Registration Statements becoming effective during the prior period.

  Management fees decreased to $744,684 during the year ended July 31, 2009 from $791,695 during the year ended July 31, 2008 due to a 20% reduction in executive compensation applicable to all officers and directors during a portion of the current period.

  Management fees - stock based decreased to $262,500 during the year ended July 31, 2009 from $2,019,250 during the year ended July 31, 2008. The current and prior period expense consists of the fair value of option grants earned during the period. Additionally, the current period expense includes the incremental expense incurred from option grants issued to management that were repriced during the year.

  Mineral property expenditures decreased to $4,666,272 during the year ended July 31, 2009 from $7,003,437 during the year ended July 31, 2008 due to the reduction in some of our exploration activities over the prior period during difficult economic conditions.

  Professional fees decreased to $680,111 during the year ended July 31, 2009 from $739,853 during the year ended July 31, 2008 due primarily to variations in audit, review and counsel fees over the prior period based on the volume of business operations and development.

  Wages and benefits - stock based decreased to $666,281 during the year ended July 31, 2009 from $1,326,395 during the year ended July 31, 2008. The current and prior year expense consists of the fair value of option grants earned during the period. Additionally, the current period expense includes the incremental expense incurred from option grants issued to employees that were repriced during the year.

Interest and other income decreased to $54,600 during the year ended July 31, 2009 from $169,812 during the year ended July 31, 2008 due to significantly lower investment rates during the current period. A $47,548 gain on the sale of marketable securities was realized during the year ended July 31, 2008 from the sale of investments. There were no investment related transactions during the current period. A $14,370 loss on sale of assets was recorded during the current year from a charge realized on the disposal of property and equipment.

Deferred tax expense decreased to $Nil during the year ended July 31, 2009 from $195,171 during the fiscal year ended July 31, 2008. The deferred tax expense was calculated on the estimated unrealized gain on available-for-sale securities in prior fiscal periods which was reflected in other comprehensive income.

Our net loss during the year ended July 31, 2009 was $13,503,576 or ($0.29) per share, compared to a net loss of $19,236,124 or ($0.49) per share during the year ended July 31, 2008. The weighted average number of shares outstanding was 47,358,056 for the year ended July 31, 2009 compared to 39,397,704 for the year ended July 31, 2008.

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

  Depreciation and amortization increased to $372,886 during the year ended July 31, 2008 from $84,140 during the seven months ended July 31, 2007 due to the longer reporting period, and significant investments in property and equipment and databases during the current and prior periods.

  General and administrative costs increased to $5,726,145 during the year ended July 31, 2008 from $2,246,054 during the seven months ended July 31, 2007 due to the longer reporting period, and a general expansion of operations and personnel in the current period as compared to the prior period, and more significant marketing activities in the current period.

  Impairment loss on mineral properties increased to $247,830 during the year ended July 31, 2008 from $51,390 during the seven months ended July 31, 2007. In August 2008 we opted not to renew certain mineral claims with the Bureau of Land Management in the States of New Mexico and Wyoming. Accordingly, an impairment loss was recorded as of July 31, 2008 to reflect the change in valuation based on subsequent events. In the prior fiscal period, an impairment loss was recorded on the Jebsen AB project following unfavorable results from the exploration.

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

  Depreciation and amortization increased to $84,140 during the seven months ended July 31, 2007, from $56,872 during the fiscal year ended December 31, 2006, due to significant investments in property and equipment during the current fiscal period and the last half of the prior fiscal year;

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

  Professional fees increased to $317,225 during the seven months ended July 31, 2007, from $315,564 during the fiscal year ended December 31, 2006, due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the growth in the Company's operations, which are offset by the shorter reporting period; and

  Wages and benefits - stock-based decreased to $236,213 during the seven months ended July 31, 2007, from $431,078 during the fiscal year ended December 31, 2006, due primarily to a reduction in the number of options issued as compensation to employees during the current period.

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

Liquidity and Capital Resources
	As at July 31,
	2009	2008	2007

Cash and cash equivalents	$24,265,643	$13,137,318	$9,083,453
Working capital	23,734,674	12,749,800	9,593,649
Total assets	38,611,555	29,131,183	22,525,727
Total liabilities	761,800	865,390	379,157
Stockholders' equity	37,849,755	28,265,793	22,146,570

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities during the year ended July 31, 2009 was $10,001,218 compared to $14,259,956 during the year ended July 31, 2008. Significant operating expenditures during the current period included mineral property expenditures, and general and administrative costs.

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

Cash Flows from Investing Activities

Net cash provided by investing activities during the year ended July 31, 2009 was $44,226 compared to net cash used in investing activities of $3,432,556 in the year ended July 31, 2008. Significant investing expenditures during the prior period included mineral property acquisitions, including a $980,000 payment related to the Cibola Resources LLC agreement, a $500,000 payment for the Tronox database acquisition, payments totaling $200,000 relating to the F-33 agreement, and $779,149 in purchases of equipment.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended July 31, 2009 was $21,085,317 compared to $21,746,377 during the year ended July 31, 2008. During the current period, we received net proceeds of $21,035,379 primarily from the sale our common stock pursuant to private placements.

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

Plan of Operation and Funding

Our existing working capital is expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) uranium exploration operating activities; (ii) possible future reserve definition; (iii) possible future mining initiatives on current and future properties; and (iv) possible future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Going Concern

We commenced operations on May 16, 2003 and have not realized any significant revenues since inception. As at July 31, 2009 we have working capital of $23,734,674 and an accumulated deficit of $53,903,464. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. Our continuation as a going concern for a period of longer than the upcoming year is dependent upon our ability to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any proven mineral reserves on our existing properties. Our continued operations and the recoverability of the carrying value of our assets is ultimately dependent upon our ability to achieve profitable operations. To date, we have completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $67,477,971 from the issuance of shares of our common stock.

Material Commitments

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

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Annual Report, the Company has paid $2,450,000 in mineral right and property acquisition costs, $36,750 in database acquisition costs, and an additional $1,129,846 in exploration costs on behalf of Cibola for a cumulative contribution of $3,579,846.

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs"), for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008 (issued), and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full. On August 25, 2008 we entered into an amendment agreement pursuant to which the total consideration payable was reduced to $300,000 as follows: i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and $57,000 cash (paid) and $38,000 by way of issuance of 19,000 restricted common shares of the Company at a deemed price of $2.00 per share on August 15, 2008, and a final payment of $50,000 by way of cash, plus $50,000 by way of restricted common shares of the Company at a deemed price based on the average closing price of the shares on the 5 previous days preceding the payment due date of October 31, 2009.

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

We are currently leasing office premises in New Mexico, Texas, and Vancouver, B.C., Canada for monthly payments totaling $12,497. All office lease agreements are on a month to month basis with the exception of New Mexico lease, which expires in March, 2010.

The following sets forth our contractual obligations in tabular form as at July 31, 2009:
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital Lease Obligations	$Nil	$Nil	$Nil	$Nil	$Nil
Operating Leases	$34,427	$34,427	$Nil	$Nil	$Nil
Purchase Obligations	$95,000	$95,000	$Nil	$Nil	$Nil
Other Long-Term Liabilities	$144,029	$141,779	$2,250	$Nil	$Nil
Reflected on the Registrant's Balance Sheet under GAAP	$Nil	$Nil	$Nil	$Nil	$Nil

	$273,456	$271,206	$2,250	$Nil	$Nil

Purchase of Significant Equipment

We currently do not plan to acquire any significant equipment in fiscal 2010.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. We use the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under SFAS No. 123R. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to us. We record the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. We estimate the expected forfeitures and update the valuation accordingly.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for fiscal years beginning after November 15, 2007. Effective August 1, 2008, the Company adopted FAS 159, which did not have a material impact on the Company's consolidated financial statements.

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

In May 2008, the FASB issued FASB FSB Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008. We do not expect that FSB APB 14-1 will have a material impact on the consolidated financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2009 and 2008, and the related statements of operations, stockholders equity, and cash flows for the years ended July 31, 2009 and July 31, 2008, the 7 month period ended July 31, 2007, and for the period May 16, 2003 (inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period May 16, 2003 (inception) through December 31, 2006, were audited by other auditors whose report dated February 26, 2007 expressed an unqualified opinion on those statements. The financial statements for the period May 16, 2003 (inception) through December 31, 2006 include total net loss of $13,119,021. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period May 16, 2003 (inception) through July 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. as at July 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended July 31, 2009 and July 31, 2008, the 7 month period ended July 31, 2007, and the period from May 13, 2003 (inception) through July 31, 2009, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 13, 2009 expressed an unqualified opinion thereon.
Vancouver, Canada October 13, 2009	Chartered Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.'s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranium Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of as of July 31, 2009 and 2008, and the related statements of operations, stockholders equity, and cash flows for the years ended July 31, 2009 and July 31, 2008, the 7 month period ended July 31, 2007 and for the period May 16, 2003 (inception) through July 31, 2009 of Uranium Energy Corp. and our report dated October 13, 2009, expressed an unqualified opinion thereon.

Vancouver, Canada October 13, 2009	Chartered Accountants

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
	July 31, 2009	July 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$ 24,265,643	$ 13,137,318
Restricted cash (Note 3)	21,222	164,376
Available-for-sale securities (Note 4)	43,200	-
Accounts and interest receivable	26,895	48,745
Due from related parties	-	10,157
Prepaid expenses and deposits	139,514	254,594

	24,496,474	13,615,190
MINERAL RIGHTS AND PROPERTIES (Note 5)	12,145,629	13,376,497
DATABASES (Note 6)	735,376	970,354
LAND USE AGREEMENTS (Note 7)	368,716	41,920
PROPERTY AND EQUIPMENT (Note 8)	865,360	1,127,222

	$ 38,611,555	$ 29,131,183

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 722,019	$ 865,390
Due to related parties (Note 9)	39,781	-

	761,800	865,390

STOCKHOLDERS' EQUITY
Capital stock (Note 10)
Common stock $0.001 par value: 750,000,000 shares authorized 56,237,269 shares issued and outstanding (July 31, 2008 - 46,318,739)	56,237	46,319
Additional paid-in capital	91,686,382	68,619,362
Deficit accumulated during the exploration stage	(53,903,464)	(40,399,888)
Accumulated other comprehensive income	10,600	-

	37,849,755	28,265,793

	$ 38,611,555	$ 29,131,183

COMMITMENTS AND CONTINGENCIES (Notes 5, 8 and 12)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	For the Period from May 16, 2003 (inception) to July 31, 2009

EXPENSES
Consulting fees	$ 220,332	$ 522,718	$ 253,026	$ 1,704,631
Consulting fees - stock based (Note 10)	810,823	463,125	704,058	7,327,981
Depreciation and amortization	526,251	372,886	84,140	1,040,149
General and administrative (Note 9)	3,768,042	5,726,145	2,246,054	14,387,414
Impairment loss on mineral properties (Note 5)	1,223,038	247,830	51,390	1,526,508
Interest and finance charges (Note 10)	-	55,334	116,396	171,730
Management fees (Note 9)	744,684	791,695	302,697	2,659,785
Management fees - stock based (Notes 9 & 10)	262,500	2,019,250	1,774,500	4,979,503
Mineral property expenditures (Note 5)	4,666,272	7,003,437	2,485,501	16,376,726
Professional fees	680,111	739,853	317,225	2,162,793
Wages and benefits - stock based (Note 10)	666,281	1,326,395	236,213	2,659,967

	13,568,334	19,268,668	8,571,200	54,997,187

LOSS BEFORE OTHER ITEMS	(13,568,334)	(19,268,668)	(8,571,200)	(54,997,187)

OTHER ITEMS
Gain (loss) on sale of assets	(14,370)	-	-	349,387
Gain on sale of investments	-	47,548	-	47,548
Interest income	54,600	169,812	319,824	620,730
Other income	24,528	10,355	11,462	76,058

	64,758	227,715	331,286	1,093,723

LOSS BEFORE INCOME TAXES	(13,503,576)	(19,040,953)	(8,239,914)	(53,903,464)
INCOME TAXES
Deferred tax (expense) benefit	-	(195,171)	195,171	-

NET LOSS FOR THE PERIOD	(13,503,576)	(19,236,124)	(8,044,743)	(53,903,464)
OTHER COMPREHENSIVE (LOSS) INCOME (Note 4)	10,600	(286,987)	286,987	10,600

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$ (13,492,976)	$ (19,523,111)	$ (7,757,756)	$ (53,892,864)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.29)	$ (0.49)	$ (0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	47,358,056	39,397,704	36,389,384

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2007	37,612,088	$ 37,612	$ 42,950,985	$ 34,750	$ -	$ (21,163,764)	$ 286,987	$ 22,146,570
Common stock
Issued for cash at $2.40 per share	6,476,916	6,477	15,538,123	-	-	-	-	15,544,600
Issued for cash at $3.75 per share	1,800,000	1,800	6,748,200	-	-	-	-	6,750,000
Issued on the exercise of options	330,000	330	206,260	-	-	-	-	206,590
Issued on the exercise of warrants	48,235	48	137,707	(34,750)	-	-	-	103,005
Issued pursuant to consulting service agreements	51,500	52	147,618	-	-	-	-	147,670
Share issuance costs	-	-	(966,799)	-	-	-	-	(966,799)
Stock based compensation
- options issued for consulting services	-	-	337,151	-	-	-	-	337,151
- options issued for management fees	-	-	2,019,250	-	-	-	-	2,019,250
- options issued for wages and benefits	-	-	1,326,395	-	-	-	-	1,326,395
Warrants issued as penalties pursuant to private placement agreements	-	-	55,334	-	-	-	-	55,334
Recovery of short swing profits	-	-	119,138	-	-	-	-	119,138
Net loss for the period	-	-	-	-	-	(19,236,124)	-	(19,236,124)
Reversal of unrealized gain on disposal of available-for-sale securities	-	-	-	-	-	-	(286,987)	(286,987)

Balance, July 31, 2008	46,318,739	$ 46,319	$ 68,619,362	$ -	$ -	$ (40,399,888)	$ -	$ 28,265,793

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2008	46,318,739	$ 46,319	$ 68,619,362	$ -	$ -	$ (40,399,888)	$ -	$ 28,265,793
Common stock
Issued for cash at $2.40 per share	9,299,834	9,300	22,310,302	-	-	-	-	22,319,602
Issued on the exercise of options	217,500	218	79,355	-	-	-	-	79,573
Issued pursuant to mineral property acquisitions	98,668	99	169,406	-	-	-	-	169,505
Issued pursuant to consulting service agreements	302,528	301	497,675	-	-	-	-	497,976

Share issuance costs	-	-	(1,363,796)	-	-	-	-	(1,363,796)
Stock based compensation
- options issued for consulting services	-	-	328,297	-	-	-	-	328,297
- options issued for management fees	-	-	262,500	-	-	-	-	262,500
- options issued for wages and benefits	-	-	666,281	-	-	-	-	666,281
Warrants issued pursuant to mineral property acquisitions	-	-	117,000	-	-	-	-	117,000
Net loss for the period	-	-	-	-	-	(13,503,576)	-	(13,503,576)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	10,600	10,600

Balance, July 31, 2009	56,237,269	$ 56,237	$ 91,686,382	$ -	$ -	$ (53,903,464)	$ 10,600	$ 37,849,755

All share amounts have been restated to reflect the 2:1 reverse stock split effective January 24, 2005 and the 1.5:1 forward stock split effective February 28, 2006.

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	For the Period From May 16, 2003 (inception) to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (13,503,576)	$ (19,236,124)	$ (8,044,743)	$ (53,903,464)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	1,739,604	3,808,770	2,714,771	14,967,451
Stock based mineral property expenditures	-	-	-	138,750
Impairment loss on mineral properties	1,223,038	247,830	51,390	1,526,508
Non-cash other income	(9,914)			(9,914)
Non-cash interest and finance charges	-	55,334	116,396	171,730
Depreciation and amortization	526,251	372,886	84,140	1,040,149
Deferred income tax expense (benefit)	-	195,171	(195,171)	-
(Gain) loss on sale of assets	14,370	-	-	(349,387)
Gain on sale of investments	-	(47,548)	-	(47,548)
Changes in operating assets and liabilities:
Accounts and interest receivable	21,850	(44,330)	15,605	(26,895)
Prepaid expenses and deposits	115,080	(91,354)	(143,444)	(118,987)
Accounts payable and accrued liabilities	(127,921)	479,409	72,694	719,117

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(10,001,218)	(14,259,956)	(5,328,362)	(35,892,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	21,035,379	21,637,396	3,938,500	67,477,971
Recovery of short swing profits	-	119,138	-	119,138
Advances (to) from related parties	49,938	(10,157)	(225,581)	39,781

NET CASH FLOWS FROM FINANCING ACTIVITIES	21,085,317	21,746,377	3,712,919	67,636,890

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in mineral rights and properties	30,360	(2,161,119)	(2,534,601)	(5,442,108)
Acquisition of databases	(6,500)	(600,000)	(81,750)	(908,250)
Acquisition of land use rights	(55,200)	(15,000)	-	(70,200)
Purchase of property and equipment	(77,863)	(779,149)	(398,088)	(1,479,840)
Proceeds from sale of assets	10,275	-	-	160,275
Proceeds from sale of investments	-	282,588	-	282,588
Restricted cash	143,154	(159,876)	131,958	(21,222)

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	44,226	(3,432,556)	(2,882,481)	(7,478,757)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,128,325	4,053,865	(4,497,924)	24,265,643
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,137,318	9,083,453	13,581,377	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 24,265,643	$ 13,137,318	$ 9,083,453	$ 24,265,643

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES (Note 13)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 1:     NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. To July 31, 2009, interests in approximately 39,224 net acres of mineral properties have been staked, leased or optioned by the Company.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at July 31, 2009 the Company has working capital of $23,734,674 and an accumulated deficit of $53,903,464. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $67,477,971 from the issuance of shares of the Company's common stock.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiary, UEC Resources Ltd.. All significant inter-company transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures to resource property interests, depreciation of property and equipment, and amortization of databases. Actual results could differ from those estimates.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company's financial statements.

The Company measures its available-for-sale securities at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These two types of inputs have created the following fair value hierarchy:

    Level 1 - Quoted prices for identical instruments in active markets;

    Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

    Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the Company's available-for-sale securities using the following inputs at July 31, 2009 is:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-Sale Securities
Strategic Resources Inc.	$ 15,000	$ -	$ -
Uran Limited	28,200	-	-

	$ 43,200	$ -	$ -

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist.If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the reserve.

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
JULY 31, 2009

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

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company will capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations would be accreted to an undiscounted value until the time at which they are expected to be settled. Actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Foreign Currency Translation

The functional currency of the Company, including its subsidiary, is the United States dollar. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). In accordance with SFAS No. 52, "Foreign Currency Translation", the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. As at July 31, 2009 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under SFAS No. 123R. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for fiscal years beginning after November 15, 2007. Effective August 1, 2008, the Company adopted FAS 159, which did not have a material impact on the Company's consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 162 did not have a material impact on the consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position ("FSP") FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others", to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect that these pronouncements will have a material impact on the consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not believe the adoption of FSP 142-3 will have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FASB FSB Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSB APB 14-1"). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSB APB 14-1 will become effective for fiscal years beginning after December 15, 2008. The Company does not expect that FSB APB 14-1 will have a material impact on the consolidated financial position, results of operations or cash flows.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

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

NOTE 3: RESTRICTED CASH

Restricted cash included certificates of deposit issued to the Wyoming Department of Environmental Quality, Land Quality Division ("Wyoming DEQ, LQD"), in lieu of a surety bond. The certificates of deposit accrue interest at 3.5% and 2.0% per annum, are automatically renewable and are protected by federal insurance up to $100,000. Additionally, the Company has deposits of $15,000 (2008 - $18,000) with the Arizona State Land Department pursuant to exploration activities in the State of Arizona, and a deposit of $5,418 (2008 - $5,418) with the State of Colorado pursuant to exploration activities in that state. During the year ended July 31, 2009 the Company was notified that the two certificates of deposits were released by the Wyoming DEQ, LQD as the majority of land reclamation was completed to their satisfaction. Accordingly a total of $138,658 has been removed from restricted cash. An amount of $804 (2008 - $140,958) remains held by the Wyoming DEQ, LQD.

NOTE 4: AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of shares in a publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. During the year ended July 31, 2009 the Company recorded an unrealized gain of $10,600 on available-for-sale securities which is recognized in accumulated other comprehensive income.

NOTE 5: MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

As of July 31, 2009 a total of 46,752 gross acres (39,224 net mineral acres) of mineral properties have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $5,454,567 plus $8,217,570 representing the fair value of non-cash compensation, for a cumulative cost of $13,672,137. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of July 31, 2009 total yearly recurring maintenance payments of $376,751 are required to maintain existing mineral leases.

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

Acquisition costs for the Moore Option total $8,407,500 as of July 31, 2008 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $281,627 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,689,127 as of July 31, 2009.

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid or accrued $1,129,846 in exploration costs on behalf of Cibola for a cumulative contribution of $3,579,846.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

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

On August 25, 2008 the Company entered into an agreement amending the underlying Agreement to Purchase Assets from Melvin O. Stairs, Jr. Under the terms of the Amending Agreement, the Purchase Price Payment has been amended to the following:

(a)     Purchase Price Payments: pay to the order and direction of Mr. Stairs the following Purchase Price Payments in the aggregate sum of $300,000 in the following manner and at the following times:

i.  an initial and non-refundable Purchase Price Payment of $10,000 immediately upon the Acceptance Date of the Agreement (paid);

ii.  a further non-refundable Purchase Price Payment of $95,000 on or before January 10, 2008 (paid); and

iii.  a further non-refundable Purchase Price Payment of $95,000 immediately upon the Acceptance Date of the Amending Agreement in the following manner:

1.  an initial $57,000 cash payment (paid); and

2.  the $38,000 balance by way of issuance of an aggregate of 19,000 fully paid and non-assessable restricted common shares at a deemed issuance price of $2.00 per share (issued); and

iv.  a further non-refundable Purchase Price Payment of $100,000 payable on or before October 31, 2009 in the following manner:

1.  an initial $50,000 cash payment; and

2.  the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009, which would equate to the said balance of $50,000; and

(b)     Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to the Company's satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

Pursuant to the terms of the Agreement, in order to secure the complete and timely payment of the Company's purchase price obligations to Mr. Stairs under the Agreement, the Company granted a security interest in and to, a lien upon and a right of set-off against its right, title and interest in and to the Assets.

Additionally, the Company has incurred $13,000 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $195,070 as of July 31, 2009.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

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

Additionally, the Company has incurred $91,203 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $296,203 as at July 31, 2009. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $92,600 as of July 31, 2009.

Holley Option

On March 28, 2007 the Company entered into a letter option agreement (the "Holley Option") granting the Company the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. During the year ended July 31, 2009, the Company decided to terminate the Holley Option. Accordingly, $1,176,748 in mineral rights and properties were written down to impairment.

Mineral rights and properties acquisition costs consist of the following:
	July 31, 2009	July 31, 2008

Mineral Rights and Properties, Unproven
Goliad, Texas	$ 8,689,127	$ 8,683,438
Cibola Resources, New Mexico	2,450,000	2,450,000
Holley Option, Colorado, New Mexico and Utah	1,181,758	1,181,661
Todilto, New Mexico	203,603	291,681
New River, Arizona	195,070	121,600
Other property acquisitions	952,579	951,587

	13,672,137	13,679,967
Write down for loss on impairment	(1,526,508)	(303,470)

	$ 12,145,629	$ 13,376,497

Mineral property exploration costs on a regional basis are as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	For the Period From May 16, 2006 (inception) to July 31, 2009

Exploration Costs
Arizona	$ 14,350	$ 16,443	$ -	$ 107,733
Colorado	55,191	177,140	13,504	283,356
Nevada	-	-	-	963
New Mexico	791,320	560,843	182,089	1,587,513
Texas	3,704,740	5,847,212	2,145,550	13,335,161
Utah	10,773	33,544	-	51,674
Wyoming	89,898	368,255	144,358	1,010,326

	$ 4,666,272	$ 7,003,437	$ 2,485,501	$ 16,376,726

NOTE 6:     DATABASES

Database acquisition costs consist of the following:
	July 31, 2009	July 31, 2008

Mineral Property Databases
Moore	$ 141,890	$ 141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	209,000
Halterman	166,500	166,500
Peirce	36,750	36,750
Jebsen	100,000	100,000
Tronox, LLC	500,000	500,000
Other database acquisitions	6,500	-

	1,210,640	1,204,140
Accumulated amortization	(475,264)	(233,786)

	$ 735,376	$ 970,354

NOTE 7:     LAND USE AGREEMENTS

Land use acquisition costs, including right of way and easement agreements consist of the following:
	July 31, 2009	July 31, 2008

Land Use Agreements
Real right-of-way	$ 15,000	$ 15,000
Stanford right-of-way	33,770	-
Graham right-of-way	170,585	-
Jacob right-of-way	80,200	-
Halepeska right-of-way	75,600	28,520

	375,155	43,520
Accumulated amortization	(6,439)	(1,600)

	$ 368,716	$ 41,920

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 8:     PROPERTY AND EQUIPMENT

Property and equipment acquisition costs consist of the following:
	July 31, 2009	July 31, 2008

Property and Equipment
Computer equipment	$ 234,862	$ 239,217
Exploration equipment	247,828	232,322
Furniture and fixtures	49,280	59,997
Land	175,144	175,144
Leasehold improvements	8,728	8,728
Vehicles	672,988	686,569

	1,388,830	1,401,977
Less: accumulated depreciation	(523,470)	(274,755)

	$ 865,360	$ 1,127,222

NOTE 9:     DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended July 31, 2009 the Company had transactions with certain officers and directors of the Company as follows:

(a)     incurred $744,684 in management fees paid to directors and officers during the period, of which $39,781 is outstanding as at July 31, 2009 and reported as due to related parties;

(b)     incurred $262,500 in stock based compensation for the incremental fair value of options granted to directors and officers that were repriced during the period; and

(c)     incurred $108,873 in general and administrative costs paid to companies controlled by a direct family member of a current officer.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 10:     CAPITAL STOCK

Capital Stock

The Company's capital stock as at July 31, 2009 was 750,000,000 authorized common shares, with a par value of $0.001 per share.

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
JULY 31, 2009

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

2009 Share Transactions

On August 13, 2008 and October 23, 2008, the Company issued 7,500 fully vested restricted common shares pursuant to a financial consulting agreement. At the time of issuances, the shares had a value of $2.06 and $0.53 per share respectively, and $19,425 was recorded as stock-based consulting fees.

On October 23, 2008, the Company issued 19,000 fully vested restricted common shares pursuant to an asset purchase agreement (refer to Note 5). At the time of issuance, the shares had a value of $0.53 per share and $10,070 was recorded as stock-based mineral rights and properties acquisitions.

On December 5, 2008, the Company issued 25,000 fully vested restricted common shares pursuant to a land use agreement. At the time of issuance, the shares had a value of $0.21 per share and $5,250 was recorded as stock-based land use agreements.

On February 13, 2009 and April 7, 2009, the Company issued 13,039 fully vested restricted common shares pursuant to a financial consulting agreement. At the time of issuances, the shares had a value of $0.47 and $0.55 per share respectively, and $13,299 was recorded as stock-based consulting fees.

On March 17, 2009, April 21, 2009, May 13, 2009, June 16, 2009, and July 20, 2009, the Company issued 29,000 fully vested restricted common shares on each date, pursuant to a consulting agreement. At the time of issuances, the shares had a value of $0.53, $0.65, $1.21, $2.81 and $2.89 per share respectively, and $234,610 was recorded as stock-based consulting fees.

On March 17, 2009, the Company issued 6,000 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $0.53 per share and $3,180 was recorded as stock-based consulting fees.

On March 27, 2009, the Company issued 20,000 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $0.56 per share and $11,200 was recorded as stock-based consulting fees. On April 27, 2009 and May 28, 2009, the Company issued 10,000 fully vested restricted common shares on each date, pursuant to the same agreement. At the time of issuances, the shares had a value of $1.10 and $1.81 per share respectively, and $29,100 was recorded as stock-based consulting fees. Additionally, on June 29, 2009 and July 29, 2009, the Company issued 13,333 fully vested restricted common shares on each date, pursuant to the same agreement. At the time of issuances, the shares had a value of $3.14 and $2.60 per share respectively, and $76,532 was recorded as stock-based consulting fees.

On May 29, 2009, the Company issued 23,077 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.35 per share and $54,231 was recorded as stock-based consulting fees.

On June 26, 2009, the Company completed a private placement in the aggregate amount of 9,299,834 Units at a subscription price of $2.40 for gross proceeds to the Company of $22,319,602. Each Unit is comprised of one common share and one half of one transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company for a period of two years from the date of issuance at an exercise price of $3.10 per share. The Company agreed to file the Registration Statement with the SEC within 10 calendar days following the Closing Date, and to cause the Registration Statement to be declared effective by the SEC within two months from the Closing Date herein. The Registration Statement was declared effective on August 20, 2009.

On July 16, 2009, the Company issued 48,834 fully vested restricted common shares pursuant to a land use agreement. At the time of issuance, the shares had a value of $2.83 per share and $138,200 was recorded as stock-based land use agreements. Additionally, on July 24, 2009, the Company issued 5,834 fully vested restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $2.74 per share and $15,985 was recorded as stock-based land use agreements.

On July 24, 2009, the Company issued 18,293 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.74 per share and $50,123 was recorded as stock-based consulting fees.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

On July 29, 2009, the Company issued 2,414 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.60 per share and $6,276 was recorded as stock-based consulting fees.

During the year ended July 31, 2009 a total of 217,500 common stock options were exercised for proceeds of $79,573.

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at July 31, 2009, 1,147,100 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at July 31, 2009 1,865,352 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

On July 23, 2009 the Company issued 50,000 warrants at an exercise price of $1.95 per share pursuant to two land use agreements. The term of these warrants is five years. The fair value of these warrants at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.08%, a dividend yield of 0%, and an expected volatility of 117%. Accordingly, $117,000 was recorded as stock based land use agreements.

A summary of the Company's common share purchase warrants as of July 31, 2009 and changes during the period is presented below:
	Number of warrants	Weighted average exercise price	Weighted average Remaining life (years)

Balance, July 31, 2007	4,009,998	$ 2.66	1.70
Issued	5,240,898	3.54	1.62
Exercised	(48,235)	(2.86)	(0.56)

Balance, July 31, 2008	9,202,661	3.16	1.25
Issued	4,599,917	3.10	2.00
Expired	(5,464,203)	(3.46)	n/a

Balance, July 31, 2009	8,338,375	$ 2.97	1.83

The aggregate intrinsic value ("AIV") under the provisions of SFAS No. 123R of the 500,000 compensation warrants previously issued to consultants as at July 31, 2009 was estimated at $840,000.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

Stock Options

On December 19, 2005 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares. On April 10, 2006 the Company amended its 2005 Stock Option Plan whereby, subject to adjustment from time to time as provided in Article 11.1, the number of common shares available for issuance under the Plan was increased from 5,000,000 shares to 7,500,000 shares. On October 10, 2006 the Company ratified the 2006 Stock Incentive Plan whereby, subject to adjustment from time to time as provided in Article 18.1, the number of common shares available for issuance under the Plan was increased to 10,000,000 shares.

On July 23, 2009, the Company's shareholders approved the adoption of the Company's 2009 Stock Incentive Plan in the amount of 5,000,000 shares.

On November 7, 2008 a total of 240,000 stock options were granted to consultants and an employee at an exercise price of $0.95 per share. The term of these options is ten years. The $57,600 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.28%, a dividend yield of 0%, and an expected volatility of 105.16%. Unvested stock options issued to consultants are revalued at each reporting period.

On January 14, 2009 a total of 20,000 stock options were granted to a consultant at an exercise price of $0.45 per share. The term of these options is ten years. The $7,400 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.10%, a dividend yield of 0%, and an expected volatility of 136.59%. Unvested stock options issued to consultants are revalued at each reporting period.

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

On February 5, 2009 a total of 50,000 stock options were granted to a consultant at an exercise price of $0.46 per share. The term of these options is ten years. The $18,500 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 113.08%. Unvested stock options issued to consultants are revalued at each reporting period.

On March 30, 2009 a total of 25,000 stock options were granted to a consultant at an exercise price of $0.56 per share. The term of these options is ten years. The $10,750 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.16%, a dividend yield of 0%, and an expected volatility of 107.02%. Unvested stock options issued to consultants are revalued at each reporting period.

On May 8, 2009 a total of 155,000 stock options were granted to consultants, management and employees at an exercise price of $1.50 per share. The term of these options is ten years. The $190,650 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.17%, a dividend yield of 0%, and an expected volatility of 119.53%. Unvested stock options issued to consultants are revalued at each reporting period.

A summary of the Company's stock options as of July 31, 2009 and changes during the period is presented below:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

	Number of options	Weighted average exercise price	Weighted average Remaining life (years)

Balance, July 31, 2007	3,832,500	$ 1.44	8.82
Issued	2,065,000	2.93	10.00
Exercised	(330,000)	(0.62)	(8.20)
Cancelled	(105,000)	(5.61)	(8.83)

Balance, July 31, 2008	5,462,500	1.97	8.46
Issued	490,000	0.79	10.00
Exercised	(217,500)	(0.37)	(7.32)
Forfeited	(454,500)	(0.77)	(8.05)

Balance, July 31, 2009	5,280,500	$ 0.57	7.54

The AIV under the provisions of SFAS No. 123R of all outstanding options at July 31, 2008 was estimated at $10,819,815. Additionally, the AIV of options exercised during the year ended July 31, 2008 was estimated at $409,839.

A summary of options outstanding and exercisable as at July 31, 2009:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2009	Weighted Average Exercise Price	Exercisable at July 31, 2009	Weighted Average Exercise Price

$0.33 to $0.46	4,625,500	$ 0.41	4,455,500	$ 0.41
$0.56 to $0.95	350,000	0.92	301,250	0.94
$1.50	155,000	1.50	82,500	1.50
$2.46 to $5.70	150,000	3.82	150,000	3.82

	5,280,500	$ 0.57	4,989,250	$ 0.54

Stock Based Compensation

A summary of stock based compensation expense for the year ended July 31, 2009:

	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	For the Period From May 16, 2003 (inception) to July 31, 2009

Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ 246,458	$ 1,157,500
Restricted common stock issued for consulting services	482,526	125,975	74,725	689,476
Options issued to consultants	328,297	337,150	382,875	3,862,479
Warrants issued for consulting services	-	-	-	1,618,526

	810,823	463,125	704,058	7,327,981

Stock Based Management Fees
Amortization of deferred compensation	-	-	-	650,000
Options issued to management	262,500	2,019,250	1,774,500	4,329,503

	262,500	2,019,250	1,774,500	4,979,503

Stock Based Wages and Benefits
Options issued to employees	666,281	1,326,395	236,213	2,659,967

	$ 1,739,604	$ 3,808,770	$ 2,714,771	$ 14,967,451

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 11: INCOME TAXES

As of July 31, 2009 the Company had United States and Canadian net operating loss carry forwards of approximately $26 million that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:
	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007

Federal income tax provision	35.00%	35.00%	35.00%
States income tax provision, net of federal income tax effect	1.44%	2.55%	5.48%

Total income tax provision	36.44%	37.55%	40.48%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007

Loss before income taxes	$ (13,503,576)	$ (19,040,953)	$ (8,239,914)
Corporate tax rate	36.44%	37.55%	40.48%

Expected tax expense (recovery)	(4,897,929)	(7,121,393)	(3,335,517)
Increase (decrease) resulting from:
Foreign losses	158,154	-	-
Permanent differences	357,016	1,010,229	715,422
True-up adjustment	-	14,110	100,492
State tax rate true-up	348,901	460,669	-
Foreign loss true-up	114,249	-	-
Change in valuation allowance	3,915,746	5,831,556	2,324,432

From Operations	(3,863)	195,171	(195,171)
Unrecognized gain, other comprehensive income	3,863	(195,171)	195,171

Future income tax provision (recovery)	$ -	$ -	$ -

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

The components of loss from continuing operations before income taxes, by tax jurisdiction, were as follows:
	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007

United States	$ 11,922,033	$ 17,898,460	$ 8,239,914
Foreign	1,581,543	1,142,493	-

	$ 13,503,576	$ 19,040,953	$ 8,239,914

The Company's deferred tax assets are as follows:
	July 31, 2009	July 31, 2008

Deferred tax assets
Mineral property acquisitions	$ 582,355	$ 128,821
Exploration costs	4,625,377	3,546,331
Stock option expense	1,784,591	1,609,675
Charitable donations	18,633	12,380
Loss carry forwards	9,124,769	6,926,433

	16,135,724	12,223,640
Valuation allowance	(16,118,522)	(12,203,916)

Net Deferred Tax Assets	17,203	19,724
Deferred tax liability, depreciable property	(13,340)	(19,724)
Deferred tax liability, other comprehensive income	(3,863)	-

Net Deferred Income Tax Assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carryforwards expire as follows:
July 31, 2023	$ 24,133
July 31, 2024	72,628
July 31, 2025	387,588
July 31, 2026	5,593,907
July 31, 2027	3,747,248
July 31, 2028	8,696,297
July 31, 2029	7,373,915

$ 25,895,716

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $12,497. All office lease agreements are on a month to month basis with the exception of the New Mexico office lease which expires in March, 2010.

The aggregate minimum lease and purchase payments over the next five years are as follows:
July 31, 2010	$ 157,753
July 31, 2011	2,250

$ 160,003

On September 6, 2007 the Company entered into an agreement for media distribution services valued at approximately $270,000. Under the terms of the agreement, the Company paid a retainer of $100,000, with the balance of the agreement due upon completion of the services. For the year ended July 31, 2009, services have been provided in the amount of $100,000 and no further amounts are outstanding or will become payable under this agreement.

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
JULY 31, 2009

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

NOTE 13:     SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

On October 23, 2008, the Company issued 19,000 restricted common shares pursuant to an asset purchase agreement (refer to Note 5). At the time of issuance, the shares had a value of $0.53 per share and $10,070 was recorded as stock-based mineral rights and properties acquisitions.

On December 5, 2008, the Company issued 25,000 restricted common shares pursuant to a land use agreement. At the time of issuance, the shares had a value of $0.21 per share and $5,250 was recorded as stock-based land use agreements.

On July 16, 2009, the Company issued 48,834 restricted common shares pursuant to a land use agreement. At the time of issuance, the shares had a value of $2.83 per share and $138,200 was recorded as stock-based land use agreements. Additionally, on July 24, 2009, the Company issued 5,834 restricted common shares pursuant to the same agreement. At the time of issuance, the shares had a value of $2.74 per share and $15,985 was recorded as stock-based land use agreements.

On July 23, 2009 the Company issued 50,000 warrants at an exercise price of $1.95 per share pursuant to two land use agreements. The term of these warrants is five years. The fair value of these warrants at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.08%, a dividend yield of 0%, and an expected volatility of 117%. Accordingly, $117,000 was recorded as stock based land use agreements.
	July 31, 2009	July 31, 2008

Cash and Cash Equivalents Consist of:
Cash in bank	$ 1,056,865	$ 974,407
Term deposits	23,208,778	12,162,911

	$ 24,265,643	$ 13,137,318

	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	For the Period From May 16, 2003 (inception) to July 31, 2009

Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 14:     SUBSEQUENT EVENTS

On August 28, 2009 Uranium Energy Corp. ("UEC") entered into a non-arms length Restated And Amended Consulting Agreement (the "Agreement") with a company (the "Company") to provide various corporate development and investor communications related services. The Company is controlled and/or managed by an independent director of UEC. The services that have been provided, and are to be provided, are separate and apart from the time and effort that the independent director provides to UEC on an ongoing basis as a member of the Board of Directors. Under the terms of the Agreement, on August 28, 2009 UEC issued as fully paid and non-assessable 300,000 restricted common shares.

On October 13, 2009, the Company entered into a securities purchase agreement with URN Resources Inc., a subsidiary of Uranium One Inc., to acquire all of its 99% interest in the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership. Under the terms of the securities purchase agreement, the Company agreed to issue 2,500,000 shares of common stock to acquire STMV. The closing of the acquisition is subject to a number of conditions including, among other things, the receipt by both parties of certain consents and releases at closing.

On October 13, 2009, the Company entered into an agreement in principle with Everest Exploration Inc. ("Everest") to purchase substantially all of the assets of Everest, including its 1% interest in STMV. To make the acquisition, the Company will pay 200,000 shares of common stock of the Company and a cash payment of $1,000,000 to be used, in part, for reclamation work to be performed by Everest and, subsequent to final closing, the Company, for final reclamation on two properties previously mined and restored by Everest. Among other things, this agreement in principle is subject to the Company's due diligence and the execution of a definitive asset purchase agreement.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

As of July 31, 2009, management assessed the effectiveness of the company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at July 31, 2009 such internal controls and procedures were effective.

The independent registered public accounting firm that audited the financial statements has issued an attestation report internal control over financial reporting which has been included in the financial statements.

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

As described in the immediately preceding paragraph, management believes that it has remediated the deficiencies in our disclosure controls and procedures related to: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. In addition, management has remediated the deficiencies in our disclosure controls and procedures related to inadequate entity level controls. Specifically, in May 2009, the Company appointed a new independent director who also serves on the Company's Audit Committee. The Company has also revised its whistle blower policy to make an independent director the contact person. Management is in the process of monitoring and testing these changes.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date hereof are as follows:
Name	Age	Position with the Company
Amir Adnani	31	President, Chief Executive Officer, Principal Executive Officer and a director
Alan P. Lindsay	59	Chairman and a director
Harry L. Anthony	62	Chief Operating Officer and a director
Pat Obara	53	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Ivan Obolensky	84	Director
Erik Essiger	44	Director
Vincent Della Volpe	67	Director
Mark Katsumata	43	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Alan P. Lindsay. Mr. Lindsay a co-founder of Uranium Energy Corp. has served as Chairman of the Company since December 2005. He is also a founder of MIV Therapeutics Inc. ("MIVT") and from 2000 to present has been the Chairman of MIVT where he also served as President and CEO until January 2008. MIVT is a publicly traded bio-medical company recently awarded the prestigious Frost and Sullivan 2005 and 2008 Award for Technology Innovation in the field of Medical Coatings and in 2006 MIVT was appointed to Fortune 500's Top 100 Nanotechnology Companies.  Mr. Lindsay was a founder of AZCO Mining and served as chairman, president and CEO of AZCO from 1992 to 2000. The company was listed on the Toronto and American Stock Exchanges. During his tenure at AZCO, the Company sold the Sanchez copper deposit to Phelps Dodge for $55 million and established a joint venture with Phelps Dodge on the Piedras Verdes copper deposit with 2.1 billion pounds of copper reserves. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with significant gold discoveries. Mr. Lindsay was chairman of TapImmune from December 2005 through July 2009 and helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia. Mr. Lindsay is a Director of Strategic American Oil Corporation.

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

Harry L. Anthony. Mr. Anthony has been our Chief Operating Officer and a director since February 2006. Mr. Anthony has over thirty years of experience in the uranium mining industry. From approximately 1997 to present, Mr. Anthony had been a consultant through Anthony Engineering Services for several major uranium companies and international agencies, which duties generally include project evaluation, operations "trouble shooter" and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a senior vice president of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the vice-president of engineering/engineering manager of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994. He is the author of several publications and the recipient of the awards "Distinguished Member of the South Texas Mineral Section of AIME -1987" and "1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce". Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University. Mr. Anthony is not a director or officer of any other U.S. reporting company.

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

Mark Katsumata. Mr. Katsumata is a Certified General Accountant in Canada with an extensive background in both U.S. and Canadian accounting and regulatory procedures specifically pertaining to mining. Mr. Katsumata joined the Company's board of directors in May 2009 and serves on the Company's Audit Committee as its Chairman. Since 1994, Mr. Katsumata has served as the chief financial officer/vice president, finance for a number of publicly-listed companies, including Denison Mines Corp, where he was responsible for managing all financial and tax matters. Mr. Katsumata is not a director or officer of any other U.S. reporting company.

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

Tom Pool, age 68 is recognized as an authoritative analyst for the development of new production facilities, evaluation of strategies, and assessment of production costs. He is proficient with preliminary and detailed feasibility studies for new project development and financing. He is highly experienced with valuations of uranium projects and deposits, and with property brokerage. Since 1993, Mr. Pool has served as the Chairman of International Nuclear, Inc., based in Golden, Colorado. Over the past 40 years, his career includes senior management roles with prominent uranium organizations including having served as Vice President Engineering of Nuclear Fuels Corporation, Acting Technical Superintendent for the Beverley in-situ leach uranium mine in South Australia, Manager of Uranium Supply for ConverDyn, Internal Consultant for the CONCORD group of companies, Vice President of Marketing with Energy Fuels Nuclear and Vice President of NUEXCO Information Services. Mr. Pool also served as a Director of Intermountain Resources. He has authored more than fifty papers on key aspects of uranium development, production and markets.

Katherine Armstrong, age 57 is highly knowledgeable regarding the natural resources and environment of the state of Texas. She was appointed to the Texas Parks and Wildlife Commission in 1999 by Governor George W. Bush, and was named chairman in 2001 by Governor Rick Perry. The Texas Parks and Wildlife Department is the country's second-largest wildlife agency. Ms. Armstrong serves on several boards and advisory committees. Earlier she was active with the selection committee for the White House Fellows Program and as vice-chairman of the Dallas Zoological Society. Currently, she is a director of the Texas and Southwestern Cattle Raisers Association and the Texas Wildlife Association. She serves on the advisory board of the Harte Research Institute for Gulf of Mexico Studies at Texas A&M-Corpus Christi, and is a director of the Texas Watershed Management Foundation.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Audit Committee

Our board of directors has established an Audit Committee, comprised of Mark Katsumata, Vincent Della Volpe and Ivan Obolensky. The Audit Committee operates pursuant to a charter adopted by the board.

Mark Katsumata, Vincent Della Volpe and Ivan Obolensky are "independent" directors of the Company as that term is defined in Rule 121 of the American Stock Exchange listing standards. The board of directors of the Company has determined that Mark Katsumata qualifies as an audit committee financial expert pursuant to SEC rules.

Family Relationships

Alan Lindsay is the father-in-law of Amir Adnani.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, advisory board members or control persons have been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

A copy of the Code of Business Conduct and Ethics Policy can be viewed on our website at the following URL: http://www.uraniumenergy.com/about_us/corporate_governance/code_of_ethics/.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2009.

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

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2009 and 2008, and the seven months ended July 31, 2007 (the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Non-Quali-fied De-ferred Com-pen-sation Earn-ings ($)	All Other Com-pen-sation ($)	Total ($)(4)

Amir Adnani, President and Chief Executive Officer	2009 2008 2007(1)	233,134(2) 276,990(2) 88,750(2)	- - -	- - -	44,750(3) 407,500(3) 616,500(3)	- - -	- - -	- - -	277,884 684,490 705,250
Harry L. Anthony, Chief Operating Officer	2009 2008 2007(1)	218,694(2) 269,927(2) 93,750(2)	- - -	- - -	44,750(3) 407,500(3) 616,500(3)	- - -	- - -	- - -	263,444 677,427 710,250
Pat Obara, Secretary, Treasurer and Chief Financial Officer	2009 2008 2007(1)	129,529(2) 142,453(2) 51,707(2)	- - -	- - -	26,750(3) 203,750(3) 68,500(3)	- - -	- - -	- - -	156,279 346,203 120,207

(1) For the seven month period ended July 31, 2007.

(2) These amounts represent fees paid by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described below.

(3) These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. See Note 10 to our financial statements contained herein.

(4) The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Named Executive Officers.

Stock Options Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended July 31, 2009 as follows:
Name	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value of Option

Amir Adnani, President and Chief Executive Officer	$Nil	N/A	$Nil
Harry L. Anthony, Chief Operating Officer	$Nil	N/A	$Nil
Pat Obara, Chief Financial Officer	$Nil	N/A	$Nil

No options were exercised by the Named Executive Officers in the fiscal year ended July 31, 2009.

The following table sets forth information as at July 31, 2009, relating to options that have been granted to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexer-cisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expir- tion Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Mar-ket Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Awards: Number of Un-earned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Amir Adnani, President and CEO	202,500 225,000 250,000	- - -	- - -	0.33 0.45 0.45	12/20/15 01/01/17 04/07/18	- - -	- - -	- - -	- - -
Harry L. Anthony, Chief Operating Officer	202,500 172,500 225,000 250,000	- - - -	- - - -	0.33 0.33 0.45 0.45	12/20/15 02/01/16 01/01/17 04/07/18	- - - -	- - - -	- - - -	- - - -
Pat Obara, Chief Financial Officer	200,000 25,000 125,000	- - -	- - -	0.45 0.45 0.45	10/10/16 01/01/17 04/07/18	- - -	- - -	- - -	- - -

(1) There are no outstanding stock awards for the Named Executive Officers.

Long Term Incentive Plans

The Company does not maintain any long-term incentive plans, including, without limitation, any pension or other contribution plan.

Directors Compensation Table

The following table sets forth information relating to compensation paid to our directors in the year ended July 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Alan P. Lindsay, Chairman	63,554(1)	-	20,000(2)	-	-	-	83,554
Amir Adnani	-	-	-	-	-	-	-
Harry L. Anthony	-	-	-	-	-	-	-
Erik Essiger	37,181	-	11,000(2)	-	-	-	48,181
Ivan Obolensky	27,500	-	8,000(2)	-	-	-	35,500
Vincent Della Volpe	28,000	-	15,000(2)	-	-	-	43,000
Mark Katsumata	4,252	-	92,250(2)	-	-	-	96,502

(1) Alan P. Lindsay received monthly fees through July 31, 2009, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(2) This amount represents the fair value of options at the date of grant or repriced during the year, estimated using the Black-Scholes option pricing model. See Note 10 to our financial statements contained herein.

(3) As of July 31, 2009 our directors held options to acquire an aggregate of 2,852,500 shares of our common stock: Alan P. Lindsay 850,000 options, Amir Adnani 677,500 options, Harry L. Anthony 850,000 options, Erik Essiger 150,000 options, Ivan Obolensky 100,000 options, Vincent Della Volpe 150,000 options, and Mark Katsumata 75,000 options.

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

(2) This amount represents the fair value of options at the date of grant estimated using the Black-Scholes option pricing model. See Note 10 to our financial statements contained herein.

(3) As of July 31, 2008 our directors held options to acquire an aggregate of 2,777,500 shares of our common stock: Alan P. Lindsay 850,000 options, Amir Adnani 677,500 options, Harry L. Anthony 850,000 options, Erik Essiger 150,000 options, Ivan Obolensky, 100,000 options and Vincent Della Volpe 150,000 options.

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

(2) This amount represents the fair value of options at the date of grant estimated using the Black-Scholes option pricing model. See Note 10 to our financial statements contained herein.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 9, 2009, there are 56,725,516 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Amir Adnani 320 - 1111 West Hastings Street Vancouver, B. C., Canada, V6E 2J3	2,661,801(2)	4.6%
Alan P. Lindsay 2701 - 1500 Hornby Street Vancouver, B. C., Canada, V6Z 2R1	2,419,787(3)	4.2%
Harry L. Anthony P.O. Box 1328 Kingsville, TX, U.S.A., 78364	1,872,500(4)	3.2%
Pat Obara 2791 West 35th Avenue Vancouver, B. C., Canada, V6N 2M1	500,000(5)	*
Erik Essiger P.O. Box 37491, Dubai, UAE	225,000(6)	*
Ivan Obolensky 425 East 79th Street New York, NY, U.S.A., 10021	166,000(7)	*
Vincent Della Volpe 32 Evergreen Drive, Lincoln Park, NJ, U.S.A., 07035	200,000(8)	*
Mark Katsumata 14447 Blackburn Crescent White Rock, B.C., Canada, V4B 3A3	150,000(9)	*

All executive officers and directors as a group (7 persons)	8,195,088(10)	14.2%

Major Shareholders:
Vontobel Fund Global Trend New Power 69, Route D'Esch, L-1470 Luxemburg	3,125,001(11)	5.4%

* Less than one percent.

  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report. As of the date of this annual report, there were 56,725,516 shares issued and outstanding.

  This figure includes (i) 1,731,301 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani's wife, (iii) stock options to purchase 927,500 shares of our common stock.

  This figure includes (i) 1,306,287 shares of common stock, (ii) 163,500 shares of common stock held of record by Alan P. Lindsay's wife, (iii) stock options to purchase 950,000 shares of our common stock. Mr. Lindsay is the father-in-law of Amir Adnani.

  This figure includes (i) 772,500 shares of common stock, (ii) stock options to purchase 1,100,000 shares of our common stock.

  This figure represents stock options to purchase 500,000 shares of our common stock.

  This figure represents stock options to purchase 225,000 shares of our common stock.

  This figure represents (i) 16,000 shares of common stock, and (ii) stock options to purchase 150,000 shares of our common stock.

  This figure represents stock options to purchase 200,000 shares of our common stock.

  This figure represents stock options to purchase 150,000 shares of our common stock.

  This figure includes (i) 3,992,588 shares of common stock, and (ii) stock options to purchase 4,202,500 shares of our common stock.

  This figure includes (i) 2,083,334 shares of our common stock, and (ii) 1,041,667 share purchase warrants. Anders Malcolm, Managing Director of Vontobel Fund Global New Trend Power, has discretionary voting and investment authority over these shares.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended July 31, 2009, the Company had transactions with certain officers and directors of the Company as follows:

(a) incurred $744,684 in management fees and bonuses ($233,300 to Amir Adnani, $218,694 to Harry Anthony, $129,529 to Pat Obara, $63,554 to Alan Lindsay, $37,181 to Erik Essiger, $27,500 to Ivan Obolensky, $28,000 to Vincent Della Volpe, and $4,252 to Mark Katsumata) and recorded $262,500 in stock based compensation for the fair value of options granted to directors and officers or repriced during the period ($44,750 to Amir Adnani, $44,750 to Harry Anthony, $20,000 to Alan Lindsay, $15,000 to Vincent Della Volpe, $26,750 to Pat Obara, $8,000 to Ivan Obolensky, $11,000 to Erik Essiger, and $92,250 to Mark Katsumata);

(b) incurred $108,873 in general and administrative costs paid to companies controlled by a direct family member of a current officer (Mr. Adnani).

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

During the year ended July 31, 2009, we decided to terminate the Holley Option. Accordingly, $1,176,748 in mineral rights and properties were written down to impairment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2009 and 2008, and seven month period ended July 31, 2007. Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2006, 2005 and 2004. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007

Audit Fees	$ 183,975	$ 177,000	$ 98,500
Audit-Related Fees	3,559	16,250	-
Tax Fees	30,198	-	16,100

Total	$ 217,732	$ 193,250	$ 114,600

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all of the audit and permitted non-audit services performed by Ernst & Young LLP in the year ended July 31, 2009.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Audit Committee Charter(1)
3.4	Ethics Charter(1)
10.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
10.2	Mineral Asset Option Agreement(3)
10.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
10.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
10.5	Harry A. Moore Trust Agreement(5)
10.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
10.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
10.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
10.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
10.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani(6)
10.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
10.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis(7)
10.13	Consulting Agreement dated February 1, 2007 between the Company and Epoch Financial Group Inc. (12)
10.14	Web Services Agreement dated March 21, 2007 between the Company and Market Pathways Financial Relations Inc.(12)
10.15	Letter Option Agreement dated March 28, 2007 between the Company and Betty, Fred and Marty Holley(12)
10.16	Consulting Agreement dated March 29, 2007 between the Company and EuroXchange Consulting Ltd.(12)
10.17	Database Agreement dated April 4, 2007 between the Company and Paul Pierce(12)
10.18	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc.(11)
10.19	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.20	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.21	Agency Agreement between Uranium Energy Corp. and National Bank Financial Inc., RBC Dominion Securities Inc. and Canaccord Capital Corporation dated December 12, 2007(17)
10.22	Registration Rights Agreement dated December 12, 2007 between Uranium Energy Corp. and National Bank Financial Inc.(17)
10.23	Form of Subscription Agreement between Uranium Energy Corp. and certain selling stockholders(17)
10.24	Form of Warrant Certificate(17)
10.25	Form of Registration Rights Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.26	Form of Subscription Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.27	Form of Warrant Certificate provided by Uranium Energy Corp. to the subscribers of the July 2008 Units(18)
10.28	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (14)
10.29	Amendment and Extension to Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (15)
10.30	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (16)
10.31	2005 Stock Option Plan of Uranium Energy Corp.(8)
10.32	Amended 2005 Stock Option Plan(9)
10.33	2006 Stock Incentive Plan of Uranium Energy Corp.(10)
10.34	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009(19)
10.35	Variation Agreement between Uran Limited and the Company dated May 28, 2009(20)
10.36	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc.(21)
10.37	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009(22)
10.38	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009(22)
10.39	Form of Warrant Certificate(23)
10.40	2009 Stock Incentive Plan(24)
23.1	Consent of Independent Auditors, Ernst & Young, LLP, filed herewith as an exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith as an exhibit

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

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 28, 2009.

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 23, 2009.

      Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on July 14, 2009.

      Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:     /s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer and a director
Date: October 14, 2009.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer and a director
Date: October 14, 2009.

By:     /s/ Pat Obara
Pat Obara
Secretary, Treasurer and Chief Financial Officer
Date: October 14, 2009.

By:     /s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and a director
Date: October 14, 2009.

By:     /s/ Harry L. Anthony
Harry L. Anthony
Chief Operating Officer and a director
Date: October 14, 2009.

By:     /s/ Ivan Obolensky
Ivan Obolensky
A director
Date: October 14, 2009.

By:     /s/ Erik Essiger
Erik Essiger
A director
Date: October 14, 2009.

By:     /s/ Vincent Della Volpe
Vincent Della Volpe
A director
Date: October 14, 2009.

By:     /s/ Mark Katsumata
Mark Katsumata
A director
Date: October 14, 2009.

__________