Form 10-Q
period 2009-10-31
URANIUM ENERGY CORP
filed 2009-12-15
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended October 31, 2009

or

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,959,088 shares of common stock outstanding as of December 14, 2009.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2009	July 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$ 21,937,209	$ 24,265,643
Restricted cash (Note 3)	15,805	21,222
Available-for-sale securities (Note 4)	93,700	43,200
Accounts and interest receivable	30,342	26,895
Prepaid expenses and deposits	145,328	139,514

	22,222,384	24,496,474

MINERAL RIGHTS AND PROPERTIES (Note 5)	12,156,029	12,145,629
DATABASES (Note 6)	674,844	735,376
LAND USE AGREEMENTS (Note 7)	359,336	368,716
PROPERTY AND EQUIPMENT (Note 8)	798,871	865,360
OTHER DEPOSITS	150,000	-

	$ 36,361,464	$ 38,611,555

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 766,301	$ 722,019
Due to related parties (Note 9)	51,033	39,781

	817,334	761,800

STOCKHOLDERS' EQUITY
Capital stock (Note 10)
Common stock $0.001 par value: 750,000,000 shares authorized
56,850,490 shares issued and outstanding
(July 31, 2009 - 56,237,269)	56,851	56,237
Additional paid-in capital	95,627,370	91,686,382
Deficit accumulated during the exploration stage	(60,201,191)	(53,903,464)
Accumulated other comprehensive income	61,100	10,600

	35,544,130	37,849,755

	$ 36,361,464	$ 38,611,555

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	For the Period from May 16, 2003 (inception) to October 31, 2009

EXPENSES
Consulting fees	$ 69,872	$ 60,686	$ 1,774,503
Consulting fees - stock based (Note 10)	1,469,396	11,404	8,797,377
Depreciation and amortization	137,184	131,993	1,177,333
General and administrative (Note 9)	935,192	1,043,856	15,322,606
Impairment loss on mineral properties (Note 5)	-	-	1,526,508
Interest and finance charges	-	-	171,730
Management fees (Note 9)	201,372	216,885	2,861,157
Management fees - stock based (Notes 9 and 10)	1,960,000	-	6,939,503
Mineral property expenditures (Note 5)	852,610	1,814,185	17,229,336
Professional fees	306,849	238,936	2,469,642
Wages and benefits - stock based (Note 10)	384,531	238,805	3,044,498

	6,317,006	3,756,750	61,314.193

LOSS BEFORE OTHER ITEMS	(6,317,006)	(3,756,750)	(61,314,193)
OTHER ITEMS
Interest income	10,517	39,664	631,247
Other income	10,218	-	86,276
(Loss) gain on sale of assets	(1,456)	-	347,931
Gain on sale of investments	-	-	47,548

NET LOSS FOR THE PERIOD	(6,297,727)	(3,717,086)	(60,201,191)
OTHER COMPREHENSIVE INCOME (NET OF INCOME TAXES)	50,500	-	61,100

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$ (6,247,227)	$ (3,717,086)	$ (60,140,091)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.11)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	56,561,182	46,346,505

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Subscription and Option Deposits	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2009	56,237,269	$ 56,237	$ 91,686,382	$	$(53,903,464)	$ 10,600	$ 37,849,755

Common stock
Issued on the exercise of options	222,750	223	127,452	-	-	-	127,675
Issued pursuant to service agreements	390,471	391	1,023,044	-	-	-	1,023,435

Stock based compensation
Options issued for consulting services	-	-	445,961	-	-	-	445,961
Options issued for management fees	-	-	1,960,000	-	-	-	1,960,000
Options issued for wages and benefits	-	-	384,531	-	-	-	384,531

Net loss for the period	-	-	-	-	(6,297,727)	-	(6,297,727)

Unrealized gain on available-for-sale securities	-	-	-	-	-	50,500	50,500

Balance, October 31, 2009	56,850,490	$ 56,851	$ 95,627,370	$	$(60,201,191)	$ 61,100	$ 35,544.130

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	For the Period From May 16, 2003 (inception) to October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,297,727)	$ (3,717,086)	$ (60,201,191)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	3,813,927	250,209	18,781,378
Stock based mineral property expenditures	-	-	138,750
Impairment loss on mineral properties	-	-	1,526,508
Non-cash interest and finance charges	-	-	171,730
Non-cash other income	-	-	(9,914)
Depreciation and amortization	137,184	130,858	1,177,333
Loss (gain) on sale of assets	1,456	-	(347,931)
Gain on sale of investments	-	-	(47,548)
Changes in operating assets and liabilities:
Accounts and interest receivable	(3,447)	92	(30,342)
Prepaid expenses and deposits	(5,814)	32,033	(124,801)
Accounts payable and accrued liabilities	44,282	(119,700)	763,399

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,310,139)	(3,423,594)	(38,202,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	127,675	10,000	67,605,646
Recovery of short swing profits	-	-	119,138
Advances from related parties	11,252	1,593	51,033

NET CASH FLOWS FROM FINANCING ACTIVITIES	138,927	11,593	67,775,817

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in mineral rights and properties	(10,400)	(74,195)	(5,452,508)
Acquisition of databases	-	-	(908,250)
Acquisition of land use rights	-	-	(70,200)
Proceeds from sale of assets	-	-	160,275
Proceeds from sale of investments	-	-	282,588
Purchase of property and equipment	(2,239)	(22,164)	(1,482,079)
Other deposits	(150,000)	-	(150,000)
Restricted cash	5,417	3,000	(15,805)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(157,222)	(93,359)	(7,635,979)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,328,434)	(3,505,360)	21,937,209
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,265,643	13,137,318	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 21,937,209	$ 9,631,958	$ 21,937,209

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
  AND FINANCING ACTIVITIES (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

NOTE 1:             NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003, in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at October 31, 2009, the Company has interests in approximately 40,904 net acres of mineral properties which have been staked, leased or optioned.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company commenced operations on May 16, 2003, and has not realized any significant revenues since inception. As at October 31, 2009, the Company has working capital of $21,405,050 and an accumulated deficit of $60,201,191. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $67,605,646 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

NOTE 2:             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiary, UEC Resources Ltd. All significant inter-company transactions and balances have been eliminated upon consolidation.

Accounting Standards Codification

The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles ("GAAP"). The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

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

Fair Value Measurements

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures. The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of ASC 820 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of ASC 820 did not have a material effect on the Company's financial statements.

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the reserve.

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company will capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations would be accreted to an undiscounted value until the time at which they are expected to be settled. Actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

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

Foreign Currency Translation

The functional currency of the Company, including its subsidiary, is United States dollars. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within OCI or on the balance sheet. As at October 31, 2009, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation

On January 1, 2006, the Company adopted ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under ASC 718. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

Property and Equipment

Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

Computer equipment Exploration equipment Furniture and fixtures Leasehold improvements Vehicles	3 years 5 years 5 years Term of lease 5 years

Recently Adopted Accounting Policies

Effective August 1, 2009, the Company adopted ASC 805, Business Combinations (formerly SFAS No. 141R, "Business Combinations"). Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment and disclosure for certain specific items in a business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on the consolidated financial position, results of operations or cash flows, however this change may have a material impact on the Company's consolidated financial position, results of operations or cash flows in future periods.

Effective August 1, 2009, the Company adopted ASC 810, Consolidation (formerly SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51"). ASC 810 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, the Company adopted ASC 815, Derivatives and Hedging (formerly SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities"). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, disclosures about credit-risk-related contingent features in derivative agreements, disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and additional disclosure about the current status of the payment/performance risk of a guarantee. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, the Company adopted ASC 350-30, Intangibles - Goodwill and Other, General Intangibles Other than Goodwill (formerly FAS 142-3, "Determination of Useful Life of Intangible Assets"). ASC 350-30 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles - Goodwill and Other. ASC 350-30 also requires expanded disclosure regarding the determination of intangible asset useful lives. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Earlier adoption was not permitted. The adoption of ASC 350-30 did not a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, the Company adopted ASC 470-20, Debt, Debt with Conversion and Other Options (formerly APB Opinion No. 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)"). ASC 470-20 requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. ASC 470-20 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 470-20 did not have a material impact on the consolidated financial position, results of operations or cash flows.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

Effective August 1, 2009, the Company adopted ASC 260-10, Earnings per Share, General (formerly EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities"). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC 260, Earnings per Share. Under the guidance in ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share amounts presented are adjusted retrospectively. The adoption of ASC 260-10 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, the Company adopted ASC 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity (formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock"). ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity's own stock (with the exception of share-based payment awards within the scope of ASC 718). To meet the definition of "indexed to own stock," an instrument's contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer's stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer's own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815-40 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company's consolidated financial statements. See Note 13 Subsequent Events for this disclosure.

NOTE 3:             RESTRICTED CASH

Restricted cash includes a deposit of $15,000 (July 31, 2009 - $15,000) with the Arizona State Land Department pursuant to exploration activities in the State of Arizona. During the three months ended October 31, 2009, the Company was notified that a certificate of deposit was released by the State of Colorado as the majority of land reclamation was completed to the satisfaction of the State of Colorado. Accordingly a total of $5,418 has been removed from restricted cash. An amount of $805 (July 31, 2009 - $805) remains held by the Wyoming DEQ, LQD.

NOTE 4:             AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of shares in a publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. As at October 31, 2009, the Company has recorded an unrealized gain of $61,100 on available-for-sale securities which is recognized in accumulated other comprehensive income.

The Company measures its available-for-sale securities at fair value in accordance with ASC 820. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These two types of inputs have created the following fair value hierarchy:

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the Company's available-for-sale securities using the following inputs at October 31, 2009, is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Available-for-Sale Securities
Strategic Resources Inc.	$ 20,900	$ -	$ -
Uran Limited	72,800	-	-

	$ 93,700	$ -	$ -

NOTE 5:             MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As at October 31, 2009, the Company has interests in 48,432 gross acres (40,904 net mineral acres) of mineral properties that have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $13,682,537 including $8,217,570 representing the fair value of non-cash compensation. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at October 31, 2009, total yearly recurring maintenance payments of approximately $392,000 are required to maintain existing mineral leases.

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

Acquisition costs for the Moore Option total $8,407,500 as at October 31, 2009, and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005, with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006, with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006, with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006, with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007, with a fair value of $5,370,000. Additionally, the Company has incurred $281,627 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,689,127 as at October 31, 2009.

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

NEI acquired a ten year mining lease (the "Lease") to the Property from La Merced del Pueblo de Cebolleta ("Cebolleta"), a private entity that has the authority over the natural resources of the Property, pursuant to a Mining Lease and Agreement between Cebolleta and NEI effective April 6, 2007, (the "Mining Lease Agreement"), and has contributed the Lease to Cibola. Terms of the Lease provide for:

a)   initial payments of $3,000,000 (paid by NEI, of which 49% was reimbursed to NEI by the Company);

b)   an additional cash payment of $2,000,000 six months from the effective date of the Lease ($980,000 paid, being the Company's 49% portion);

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

c)   every year after April 6, 2007, until uranium production begins, an advance royalty of $500,000 (to be deducted from any royalties paid in that same year);

d)   a recoverable reserve payment of $1 per pound of recoverable uranium reserves upon the completion of a feasibility study by an independent mining engineering firm, which will be reduced by all prior payments as described in clause (a) through (c) above;

e)   a production royalty of between 4.50% and 8.0% depending upon the sale price of uranium; and

f)   the funding of a $30,000 per year scholarship program.

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid or accrued $1,226,596 in exploration costs on behalf of Cibola for a cumulative contribution of $3,676,596 (refer to Note 13).

New River Project

Effective November 1, 2007, the Company entered into a letter agreement to purchase assets, whereby the Company acquired certain mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the certain mineral claims. On August 25, 2008, the Company entered into an agreement amending the underlying purchase agreement. Under the terms of the amending agreement, the Company will pay an aggregate sum of $300,000, of which $88,000 may be paid with the issuance of restricted common stock. At October 31, 2009, the Company has made cumulative payments of $200,000 consisting of $162,000 in cash and the issuance of 19,000 restricted common shares. At the time of issuance, these restricted common shares had a fair value of $10,070, resulting in capitalized total charges of $172,070. The Company is currently in the process of renegotiating the terms of the August 25, 2008 amending agreement with respect to the remaining option payments.

Additionally, the Company has incurred $23,000 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $195,070 as at October 31, 2009.

F-33 Acquisition and Uran Joint Venture (Todilto)

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date. On December 12, 2008, the Company entered into an agreement amending the aforementioned underlying agreement to acquire mineral leases to the following: $5,000 on or before December 31, 2008 (paid), and $45,000 on or before December 31, 2009. At the Company's option, the final installment may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date.

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

Additionally, the Company has incurred $91,203 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $203,603 as at October 31, 2009. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $92,600 as of October 31, 2009.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

Holley Option

On March 28, 2007, the Company entered into a letter option agreement (the "Holley Option") granting the Company the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. During the year ended July 31, 2009, the Company decided to terminate the Holley Option. Accordingly, $1,176,748 in mineral rights and properties were written down to impairment.

Mineral rights and properties acquisition costs consist of the following:

	October 31, 2009	July 31, 2009

Mineral Rights and Properties, Unproven
Goliad, Texas	$ 8,689,127	$ 8,689,127
Cibola Resources, New Mexico	2,450,000	2,450,000
New River, Arizona	195,070	195,070
Todilto, New Mexico	173,603	173,603

Other Property Acquisitions	648,229	637,829

	$ 12,156,029	$ 12,145,629

As at October 31, 2009, the Company has recorded impairment charges of $1,526,508 (July 31, 2009 - $1,526,508) on cumulative acquisition costs of $13,682,537 (July 31, 2009 - $13,672,137).

Mineral property exploration costs on a regional basis are as follows:

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	For the Period From May 16, 2006 (inception) to October 31, 2009

Exploration Costs
Arizona	$ 10,948	$ 9,750	$ 118,681
Colorado	15,867	54,960	299,223
Nevada	-	-	963
New Mexico	90,474	294,839	1,677,987
Texas	721,942	1,365,131	13,997,103
Utah	-	4,716	51,674
Wyoming	13,379	84,789	1,083,705

	$ 852,610	$ 1,814,185	$ 17,229,336

NOTE 6:             DATABASES

Database acquisition costs consist of the following:

	October 31, 2009	July 31, 2009

Mineral Property Databases
Moore	$ 141,890	$ 141,890
Brenniman	209,000	209,000
Halterman	166,500	166,500
Jebsen	100,000	100,000
Tronox, LLC	500,000	500,000

Other Database Acquisitions	93,250	93,250

	1,210,640	1,210,640
Accumulated Amortization	(535,796)	(475,264)

	$ 674,844	$ 735,376

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

NOTE 7:             LAND USE AGREEMENTS

Land use acquisition costs, including right-of-way and easement agreements consist of the following:

	October 31, 2009	July 31, 2009

Land Use Agreements
Real Right-of-Way	$ 15,000	$ 15,000
Stanford Utility Right-of-Way	33,770	33,770
Graham Right-of-Way	170,585	170,585
Jacob Right-of-Way	80,200	80,200
Halepeska Right-of-Way	75,600	75,600

	375,155	375,155
Accumulated Amortization	(15,819)	(6,439)

	$ 359,336	$ 368,716

NOTE 8:             PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31, 2009	July 31, 2009

Property and Equipment
Computer Equipment	$ 232,307	$ 234,862
Exploration Equipment	247,828	247,828
Furniture and Fixtures	49,280	49,280
Land	175,144	175,144
Leasehold Improvements	8,728	8,728
Vehicles	672,988	672,988

	1,386,275	1,388,830
Accumulated Depreciation	(587,404)	(523,470)

	$ 798,871	$ 865,360

NOTE 9:             DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2009, the Company had transactions with certain officers and directors of the Company as follows:

(a)         incurred $201,372 in management fees paid to directors and officers during the period;

(b)         incurred $1,960,000 in stock based compensation for the incremental fair value of options granted to directors and officers that were earned during the period;

(c)         incurred $30,666 in general and administrative costs paid to companies controlled by a direct family member of a current officer; and

(d)         on August 28, 2009, the Company entered into a non-arms length consulting agreement with a company controlled and/or managed by an independent director. Under the terms of the agreement, the Company issued as fully paid and non-assessable, 300,000 restricted common shares. The $777,000 fair value of the issuance was recorded as stock-based consulting fees. The services that were provided are separate and apart from the time and effort that the independent director provides to the Company on an ongoing basis as an independent director.

At October 31, 2009, a balance of $51,033 consisting of outstanding management fees and expense reimbursements is reported as due to related parties. All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

NOTE 10:           CAPITAL STOCK

Capital Stock

The Company's capital stock as at October 31, 2009, was 750,000,000 authorized common shares with a par value of $0.001 per share.

2010 Share Transactions

On August 20, 2009, the Company issued 2,414 fully vested restricted common shares pursuant to a corporate development services agreement. At the time of issuance, the shares had a value of $2.40 per share and $5,794 was recorded as stock-based consulting fees. On October 15, 2009, the Company issued 1,724 fully vested restricted common shares, pursuant to the same agreement. At the time of issuance, the shares had a value of $3.68 per share and $6,344 was recorded as stock-based consulting fees.

On August 20, 2009, the Company issued 29,000 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.40 per share and $69,600 was recorded as stock-based consulting fees.

On August 28, 2009, the Company issued 300,000 fully vested restricted common shares pursuant to consulting agreement (refer to Note 9). At the time of issuance, the shares had a value of $2.59 per share and $777,000 was recorded as stock-based consulting fees.

On September 2, 2009, the Company issued 13,333 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.57 per share and $34,266 was recorded as stock-based consulting fees.

On October 5, 2009, the Company issued 25,000 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.88 per share and $72,000 was recorded as stock-based consulting fees.

On October 5, 2009, the Company issued 2,500 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.88 per share and $7,200 was recorded as stock-based consulting fees.

On October 5, 2009, the Company issued 9,500 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.88 per share and $27,360 was recorded as stock-based consulting fees.

On October 12, 2009, the Company issued 7,000 fully vested restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $3.41 per share and $23,870 was recorded as stock-based consulting fees.

During the three months ended October 31, 2009, a total of 222,750 common stock options were exercised for proceeds of $127,675.

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at October 31, 2009, 944,660 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at October 31, 2009, 1,399,014 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

A summary of the Company's common share purchase warrants as at October 31, 2009 and changes during the period is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2009	8,338,375	$ 2.97	1.83
Issued	-	-	-
Cancelled, exercised or expired	-	-	-

Balance, October 31, 2009	8,338,375	$ 2.97	1.58

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the 500,000 compensation warrants previously issued to consultants as at October 31, 2009 was estimated at $850,000.

Stock Options

On December 19, 2005, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 options. On April 10, 2006, the Company amended its 2005 Stock Option Plan whereby, subject to adjustment from time to time as provided in Article 11.1, the number of common shares available for issuance under the Plan was increased from 5,000,000 shares to 7,500,000 shares. On October 10, 2006, the Company ratified the 2006 Stock Incentive Plan whereby, subject to adjustment from time to time as provided in Article 18.1, the number of common shares available for issuance under the Plan was increased to 10,000,000 shares. On July 23, 2009, the Company's shareholders approved the adoption of its 2009 Stock Incentive Plan in the amount of 5,000,000 shares.

On November 1, 2008, December 19, 2008, and January 14, 2009, the Company approved the repricing of certain stock options issued to consultants, management and employees. On November 1, 2008, options with exercise prices ranging from $2.35 to $5.70 per share were repriced to $0.95 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life ranging from 3.2 to 4.6 years, a risk free interest rate of 0.24%, a dividend yield of 0%, and an expected volatility of 105%. On December 19, 2008, options with exercise prices ranging from $0.95 to $3.80 per share were repriced to $0.45 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life ranging from 2.9 to 4.9 years, a risk free interest rate of 0.11%, a dividend yield of 0%, and an expected volatility of 117%. On January 14, 2009, options with an exercise price of $0.95 per share were repriced to $0.45 per share. The fair value of the repricing was estimated using the Black-Scholes option pricing model with an expected life of 4.8 years, a risk free interest rate of 0.10%, a dividend yield of 0%, and an expected volatility of 137%.

On August 26, 2009, a total of 1,852,500 stock options were granted to consultants, management and employees at an exercise price of $2.40 per share. The term of these options is ten years. The $3,630,900 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.06%, a dividend yield of 0%, and an expected volatility of 117.80%. Unvested stock options issued to consultants are revalued at each reporting period.

On August 27, 2009, a total of 100,000 stock options were granted to a consultant at an exercise price of $2.49 per share. The term of these options is ten years. The $203,000 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.04%, a dividend yield of 0%, and an expected volatility of 117.80%. Unvested stock options issued to consultants are revalued at each reporting period.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

On September 9, 2009, a total of 50,000 stock options were granted to a consultant at an exercise price of $2.82 per share. The term of these options is ten years. The $121,000 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.93%, a dividend yield of 0%, and an expected volatility of 118.15%. Unvested stock options issued to consultants are revalued at each reporting period.

On September 29, 2009, a total of 50,000 stock options were granted to a consultant at an exercise price of $2.94 per share. The term of these options is ten years. The $116,500 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.00%, a dividend yield of 0%, and an expected volatility of 111.66%. Unvested stock options issued to consultants are revalued at each reporting period.

A summary of the Company's stock options as at October 31, 2009 and changes during the period is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2009	5,280,500	$ 0.57	7.54
Issued	2,052,500	2.40	10.00
Exercised	(222,750)	(0.57)	(7.79)

Balance, October 31, 2009	7,110,250	$ 1.11	8.01

The AIV under the provisions of ASC 718 of all outstanding options as at October 31, 2009 was estimated at $11,528,063. The AIV of options exercised during the three months ended October 31, 2009 was estimated at $614,145.

A summary of options outstanding and exercisable as at October 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at October 31, 2009	Weighted Average Exercise Price	Exercisable at October 31, 2009	Weighted Average Exercise Price

$0.33 to $0.46	4,424,000	$ 0.41	4,266,500	$ 0.41
$0.56 to $0.95	345,000	0.92	312,500	0.93
$1.50	155,000	1.50	82,500	1.50
$2.40 to $5.70	2,186,250	2.52	1,371.875	2.56

	7,110,250	$ 1.11	6,033,375	$ 0.94

Stock Based Compensation

A summary of stock based compensation expense for the three months ended October 31, 2009:

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	For the Period From May 16, 2003 (inception) to October 31, 2009

Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ 1,157,500
Common stock issued for consulting services	1,023,435	3,977	1,712,911
Options issued to consultants	445,961	7,427	4,308,440
Warrants issued for consulting services	-	-	1,618,526

	1,469,396	11,404	8,797,377

Stock Based Management Fees
Amortization of deferred compensation	-	-	650,000
Options issued to management	1,960,000	-	6,289,503

	1,960,000	-	6,939,503

Stock Based Wages and Benefits
Options issued to employees	384,531	238,805	3,044,498

	$ 3,813,927	$ 250,209	$ 18,781,378

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

NOTE 11          COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $12,185. All office lease agreements are on a month to month basis with the exception of the New Mexico office lease which expires in March, 2010.

The aggregate minimum payments over the next five years are as follows:

October 31, 2010	$ 81,205
October 31, 2011	-

$ 81,205

The Company is committed to pay its key executives a total of approximately $646,000 per year for management services.

NOTE 12          SUPPLEMENTAL CASH FLOW INFORMATION AND
                           NONCASH INVESTING AND FINANCING ACTIVITIES

	October 31, 2009	October 31, 2008

Cash and Cash Equivalents Consist of:
Cash in bank	$ 9,049,572	$ 442,559
Term deposits	12,887,637	9,189,399

	$ 21,937,209	$ 9,631,958

NOTE 13          SUBSEQUENT EVENTS

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

On October 13, 2009, the Company entered into an agreement in principle, and on November 23, 2009, the Company entered into a formal asset purchase agreement (the "APA") with Everest Exploration, Inc. ("Everest") to acquire substantially all of the assets of Everest including its 1% interest in the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership. This follows the above October 13, 2009 disclosure of the agreement to purchase 99% of STMV from a subsidiary of Uranium One Inc., and an agreement in principle with Everest to purchase its 1% interest. To purchase Everest's assets the Company has agreed to issue 200,000 shares of its common stock and to make an aggregate cash payment of $1,000,000 to Everest to be used, in part, for final reclamation of two properties previously mined and restored by Everest. The closing of the APA is subject to a number of conditions including the receipt by both parties of certain consents and releases.

On November 5, 2009, the Company entered into an option agreement with Neutron Energy, Inc. ("Neutron"), a Nevada corporation, granting Neutron the exclusive option (the "Option") to purchase and acquire its 49% interest in Cibola Resources, LLC (refer to Note 5) for a cash payment of US$11,000,000. In order to exercise its Option, Neutron must give the Company written notice of its intention to exercise the Option by December 31, 2009. If Neutron does not provide the Company with such written notice of exercise by such date, the Option shall terminate and the Option Agreement shall be of no further force or effect.

On November 27, 2009, the Company approved a year-end bonus plan. In accordance with the bonus plan, the Company will issue 55,136 shares of its restricted common stock having an aggregate value of $170,922, in addition to a cash component of $441,289, payable to its employees, certain consultants, directors and officers for performance bonuses. The bonuses will be paid in cash, shares of the Company's restricted common stock, or a combination thereof, with the allocation determined by the Company and each individual recipient.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

As of the date of issuance of these consolidated financial statements, the Company, STMV and Everest continue to move towards closing of the securities and asset purchase agreements which is envisioned to occur prior to the end of the 2009 calendar year.

The Company has evaluated all events occurring after the October 31, 2009 balance sheet date through December 14, 2009, the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No other items meet the requirements for subsequent event disclosures.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended October 31, 2009, contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2009, should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended October 31, 2009, included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2009.

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

As of the date of this Quarterly Report, we have interests in uranium exploration mineral properties totaling 48,432 gross acres (40,904 net mineral acres) of properties that have been either leased, staked or optioned which we intend to explore for economic deposits of uranium. These properties are subject to varying net royalty interests. The totals include 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC in which the Company holds a 49% interest. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Cibola Resources LLC, Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties are summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	3,371.48	3,371.48
Colorado	2,488.67	2,488.67
New Mexico	21,772.58	15,087.24
Texas	10,842.06	9,999.12
Utah	5,642.23	5,642.23
Wyoming	4,315.37	4,315.37

	48,432.39	40,904.11

(*)   Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

We use our database of exploration data in order to target additional exploration properties for acquisition. For the remainder of the 2010 fiscal year, we may acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete these acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us. See "Risk Factors" below. These potential acquisition properties have not yet been specifically identified.

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

In the States of Arizona, New Mexico, Texas and Utah, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium at the time of production. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties. All royalties are based on the gross sales revenue less certain charges and fees.

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

(g)       installed monitor wells and baseline wells in the first production area. These wells are used to establish baseline restoration values that are key to groundwater restoration once mining has ceased;

(h)       completed a deep disposal well study that would facilitate the installation of two deep disposal wells that are necessary for removal of the mining process waste water;

(i)       the Cultural Resource Survey and Assessment has been completed and concluded that the Goliad Project will not have any impact on cultural resources in the permit area, and that no further work is required on this matter by the Company. The assessment was reviewed and approved by the Texas Historical Commission;

(j)       Texas Parks and Wildlife have reviewed our proposal mine plan and have concluded that no significant impact to wildlife;

(k)       The Corp of Army Engineers have also received our mine plan and have determined that it will not have any adverse impacts to area wetlands; and

(l)       received an air exemption permit from TCEQ that approves our facility as a zero emissions processing facility.

All of the above information was submitted with the Mine Permit Application, Production Area Authorization, Class I Deep Disposal well Application and Radioactive Materials License. TCEQ issued a Final Draft Permit for the Mine Permit application and Production Area Authorization. These two permits are currently going through a procedural administrative hearing process, that is facilitated by TCEQ. The TCEQ also has issued a Final Draft Permit on the proposed two deep disposal wells. TCEQ has issued a first response for additional information in response to the submitted Radioactive Material License that was submitted in December 2008.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008

EXPENSES
Consulting fees	$ 69,872	$ 60,686
Consulting fees - stock based	1,469,396	11,404
Depreciation and amortization	137,184	131,993
General and administrative	935,192	1,043,856
Management fees	201,372	216,885
Management fees - stock based	1,960,000	-
Mineral property expenditures	852,610	1,814,185
Professional fees	306,849	238,936
Wages and benefits - stock based	384,531	238,805

	6,317,006	3,756,750

LOSS BEFORE OTHER ITEMS	(6,317,006)	(3,756,750)
OTHER ITEMS
Loss on sale of assets	(1,456)	-
Interest income	10,517	39,664
Other income	10,218	-

NET LOSS FOR THE PERIOD	$ (6,297,727)	$ (3,717,086)

Net production revenues during the three months ended October 31, 2009 and 2008 were $Nil. Our net loss for the three months ended October 31, 2009 was $6,297,727 compared to a net loss of $3,717,086 during three months ended October 31, 2008.

Operating expenses incurred during the three months ended October 31, 2009 increased to $6,317,006 from $3,756,750 over the same period ended October 31, 2008. Significant expenditures and changes are outlined as follows:

  Consulting fees - stock based increased to $1,469,396 during the three months ended October 31, 2009 from $11,404 during the same period ended October 31, 2008. The current and prior period expense consists of the fair value of option and stock grants earned during the period.

  General and administrative costs decreased to $935,192 during the three months ended October 31, 2009 from $1,043,856 during the same period ended October 31, 2008. The change is due to a reduction in our overall operations in conjunction with a shift in our focus from the exploration phase to the permitting phase on the Goliad project.

  Management fees - stock based increased to $1,960,000 during the three months ended October 31, 2009 from $Nil during the same period ended October 31, 2008. The current period expense consists of the fair value of option grants earned during the period.

  Mineral property expenditures decreased to $852,610 during the three months ended October 31, 2009 from $1,814,185 during the same period ended October 31, 2008. The change is due to a shift in our focus from the exploration phase to the permitting phase on the Goliad project.

  Professional fees increased to $306,849 during the three months ended October 31, 2009 from $238,936 during the same period ended October 31, 2008, resulting primarily from increases in legal services relating to our corporate, business development activities.

  Wages and benefits - stock based increased to $384,531 during the three months ended October 31, 2009 from $238,805 during the same period ended October 31, 2008. The current and prior period expense consists of the fair value of option grants earned during the period.

Interest and income decreased to $10,517 during the three months ended October 31, 2009 from $39,664 during the three months ended October 31, 2008, due to significantly lower investment rates during the current period. We recorded a $1,456 loss on sale of assets during the current period realized on the disposal of property and equipment. We also recorded $10,218 in other income relating to technical consulting during the current period.

Our net loss during the three months ended October 31, 2009 was $6,297,727 or $0.11 per share compared to a net loss of $3,717,086 or $0.08 per share during the same period ended October 31, 2008. The weighted average number of shares outstanding was 56,561,182 for the three months ended October 31, 2009 compared to 46,346,505 for the same period ended October 31, 2008.

Transactions with Officers and Directors

Of the $6,317,006 incurred as operating expenses during the three months ended October 31, 2009, an aggregate of $201,372 was incurred payable to certain officers and directors and recorded as management fees, and $1,960,000 was recorded as the fair value of option grants earned by officers and directors and reported as stock-based management fees. At October 31, 2009, a balance of $51,033 is owing to some of our officers.

Additionally, on August 28, 2009 we entered into a non-arms length consulting agreement with a company controlled and/or managed by one of our independent directors. Under the terms of the agreement, we issued as fully paid and non-assessable, 300,000 restricted common shares with a fair value of $777,000 that was reported as stock-based consulting. The services that were provided are separate and apart from the time and effort that the independent director provides to us on an ongoing basis as an independent director.

LIQUIDITY AND CAPITAL RESOURCES

	October 31,
	2009	2008

Cash and cash equivalents	$ 21,937,209	$ 9,631,958
Working capital	21,405,050	9,342,870
Total assets	36,361,464	25,564,676
Total liabilities	817,334	730,242
Shareholders' equity	35,544,130	24,834,434

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At October 31, 2009, we had $21,937,209 in cash and working capital of $21,405,050. Generally, we have financed our operations through proceeds from the private placement of equity securities and debt instruments and the exercise of stock options and warrants. We used $2,328,434 net cash during the three months ended October 31, 2009 compared to $3,505,360 net cash used during the same period ended October 31, 2008. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2009 was $2,310,139 compared to $3,423,594 during the same period ended October 31, 2008. Significant operating expenditures during the current period included mineral property expenditures and general and administrative costs.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2009 was $138,927 compared to $11,593 during the same period ended October 31, 2008. During the current period, we received net proceeds of $127,675 from the exercise of stock options.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2009 was $157,222 compared to $93,359 in the same period ended October 31, 2008. In the current period, we recovered $5,417 in restricted cash.

Stock Options and Warrants

As at October 31, 2009, we had 7,110,250 stock options and 8,338,375 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.11 per share and the outstanding warrants have a weighted average exercise price of $2.97 per share. Accordingly, as at October 31, 2009, the outstanding options and warrants represented a total of 15,448,625 shares issuable for proceeds of approximately $32,657,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

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

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at October 31, 2009, we have working capital of $21,405,050 and an accumulated deficit of $60,201,191. Existing cash resources are currently expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options and warrants for net proceeds of $67,605,646 from the issuance of shares of our common stock. See "Risk Factors" below.

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

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $2,450,000 in acquisition costs, $36,750 in database acquisition costs, and an additional $1,226,596 in exploration costs on behalf of Cibola for a cumulative contribution of $3,676,596.

On November 5, 2009, we entered into an option agreement with Neutron Energy, Inc. ("Neutron"), a Nevada corporation, granting Neutron the exclusive option (the "Option") to purchase and acquire our 49% interest in Cibola Resources, LLC for a cash payment of US$11,000,000. In order to exercise its Option, Neutron must give us written notice of its intention to exercise the Option by December 31, 2009. If Neutron does not provide us with such written notice of exercise by such date, the Option shall terminate and the Option Agreement shall be of no further force or effect.

New River Project Acquisition

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs") for a mineral exploration claim and related database information located in Maricopa County, Arizona. On August 25, 2008 we entered into an agreement amending the underlying Agreement to Purchase Assets. Under the terms of the Amending Agreement, the Company will pay total consideration of $300,000 including i) a $10,000 deposit upon execution (paid), ii) an installment of $95,000 cash on January 10, 2008 (paid), iii) an installment of $95,000 on August 25, 2008 consisting of $57,000 cash (paid) and the issuance of 19,000 fully paid and non-assessable restricted common shares (issued), and iv) a further installment totaling $100,000 on or before October 31, 2009 consisting of $50,000 cash and the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009. Additionally, we have granted Mr. Stairs security interest on the acquired assets until the agreement is paid in full. As of the date of this report we are in the process of renegotiating the terms of the August 25, 2008 Amending Agreement with Melvin O. Stairs.

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

Management Fees

We are committed to pay our key executives a total of approximately $646,000 per year for management services.

Office Leases

We are currently leasing office premises in New Mexico, Texas and Vancouver, Canada, for monthly payments totaling $12,185. All office lease agreements are on a month-to-month basis or have maximum remaining terms of no more than six months.

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

Accounting Standards Codification

The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles ("GAAP"). The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

Mineral Property Costs

We are primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized when incurred. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the reserve.

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, we will capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations would be accreted to an undiscounted value until the time at which it they are expected to be settled. Actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Stock-Based Compensation

On January 1, 2006, we adopted ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. We use the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under ASC 718. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to us. We record the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. We estimate the expected forfeitures and update the valuation accordingly.

Recently Adopted Accounting Policies

Effective August 1, 2009, we adopted ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment and disclosure for certain specific items in a business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on the consolidated financial position, results of operations or cash flows, however this change may have a material impact on our consolidated financial position, results of operations or cash flows in future periods.

Effective August 1, 2009, we adopted ASC 810, Consolidation. ASC 810 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, we adopted ASC 815, Derivatives and Hedging. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, disclosures about credit-risk-related contingent features in derivative agreements, disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and an additional disclosure about the current status of the payment/performance risk of a guarantee. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of these pronouncements did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, we adopted ASC 350-30, Intangibles - Goodwill and Other, General Intangibles Other than Goodwill (formerly FAS 142-3). ASC 350-30 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles - Goodwill and Other. ASC 350-30 also requires expanded disclosure regarding the determination of intangible asset useful lives. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Earlier adoption was not permitted. The adoption of ASC 350-30 did not a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, we adopted ASC 470-20, Debt, Debt with Conversion and Other Options (formerly APB Opinion No. 14-1). ASC 470-20 requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. ASC 470-20 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 470-20 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, we adopted ASC 260-10, Earnings per Share, General (formerly EITF 03-6-1). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC 260, Earnings per Share. Under the guidance in ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share amounts presented are adjusted retrospectively. The adoption of ASC 260-10 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, we adopted ASC 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity (formerly EITF 07-5). ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity's own stock (with the exception of share-based payment awards within the scope of ASC 718). To meet the definition of "indexed to own stock," an instrument's contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer's stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer's own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815-40 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, we adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect our consolidated financial statements.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As of the date of this Quarterly Report, no director, officer, affiliate or beneficial owner of more than 5% of our common stock is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009, which was filed with the SEC on October 15, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Services Agreements

Effective January 29, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on August 20, 2009, we issued 29,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective February 9, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on September 2, 2009, we issued 13,333 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective July 6, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on August 20, 2009, we issued 2,414 shares of our restricted common stock, and on October 15, 2009, we issued 1,724 shares of our restricted common stock, and on November 20, 2009 we issued 1,380 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective August 17, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on October 5, 2009, we issued 9,500 shares of our restricted common stock, and on November 11, 2009, we issued 9,500 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective August 28, 2009, we entered into a non-arms length consulting agreement with a company controlled and/or managed by one of our independent directors. In accordance with the terms of the agreement, on August 28, 2009, we issued 300,000 shares of our restricted common stock pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective September 1, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on October 5, 2009, we issued 2,500 shares of our restricted common stock, and on November 11, 2009 we issued 2,500 shares of our common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective September 1, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on October 12, 2009, we issued 7,000 shares of our restricted common stock pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective September 9, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on October 5, 2009, we issued 25,000 shares of our restricted common stock pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: December 14, 2009

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: December 14, 2009