Form 10-Q
period 2010-01-31
URANIUM ENERGY CORP
filed 2010-03-17
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended January 31, 2010

or

[  ]         Transition Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas	78471
(Address of principal executive offices)	(Zip Code)

(512) 828-6980
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,368,729 shares of common stock outstanding as of March 16, 2010.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2010	July 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$ 18,045,435	$ 24,265,643
Available-for-sale securities (Note 4)	73,950	43,200
Accounts and interest receivable	28,322	26,895
Prepaid expenses and deposits	230,548	139,514

	18,378,255	24,475,252

MINERAL RIGHTS AND PROPERTIES (Notes 3 and 5)	17,193,597	13,249,721
PROPERTY, PLANT AND EQUIPMENT (Notes 3 and 6)	8,514,516	865,360
RECLAMATION DEPOSITS (Notes 3 and 7)	2,746,081	21,222

	$ 46,832,449	$ 38,611,555

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,023,184	$ 722,019
Due to related parties (Note 8)	128,991	39,781

	1,152,175	761,800

ASSET RETIREMENT OBLIGATIONS (Notes 3 and 9)	3,245,400	-

	4,397,575	761,800

STOCKHOLDERS' EQUITY
Capital stock (Note 10)
Common stock $0.001 par value: 750,000,000 shares authorized
60,050,668 shares issued and outstanding
(July 31, 2009 - 56,237,269)	60,051	56,237
Additional paid-in capital	106,718,842	91,686,382
Share issuance obligations	196,504	-
Deficit accumulated during the exploration stage	(64,581,873)	(53,903,464)
Accumulated other comprehensive income	41,350	10,600

	42,434,874	37,849,755

	$ 46,832,449	$ 38,611,555

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	For the Period from May 16, 2003 (inception) to January 31, 2010

EXPENSES
Consulting fees	$ 162,224	$ 57,854	$ 232,096	$ 118,540	$ 1,936,727
Consulting fees - stock based (Note 10)	714,232	68,311	2,183,628	79,715	9,511,609
Depreciation and amortization	167,100	132,421	304,284	264,414	1,344,433
General and administrative (Note 8)	1,054,658	707,520	1,989,850	1,751,376	16,377,264
Impairment loss on mineral properties (Note 5)	-	40,942	-	40,942	1,526,508
Interest and finance charges	-	-	-	-	171,730
Management fees (Note 8)	636,689	232,679	838,061	449,564	3,497,846
Management fees - stock based (Notes 8 and 10)	26,564	170,250	1,986,564	170,250	6,966,067
Mineral property expenditures (Note 5)	722,467	1,124,116	1,343,188	2,938,301	17,719,914
Professional fees	97,840	53,711	297,316	292,647	2,460,109
Reclamation	160,872	-	160,872		160,872
Wages and benefits - stock based (Note 10)	471,042	232,059	855,573	470,864	3,515,540

	4,213,688	2,819,863	10,191,432	6,576,613	65,188,619

LOSS BEFORE OTHER ITEMS	(4,213,688)	(2,819,863)	(10,191,432)	(6,576,613)	(65,188,619)
OTHER ITEMS
Interest income	7,948	8,826	18,465	48,490	639,195
Other income	-	-	10,218	-	86,276
(Loss) gain on sale of assets	-	-	(1,456)	-	347,931
Gain on sale of investments	-	-	-	-	47,548
Transaction costs (Note 3)	(234,942)	-	(514,204)	-	(514,204)

NET LOSS FOR THE PERIOD	(4,440,682)	(2,811,037)	(10,678,409)	(6,528,123)	(64,581,873)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES	(19,750)	-	30,750	-	41,350

TOTAL COMPREHENSIVE (LOSS) FOR THE PERIOD	$ (4,460,432)	$ (2,811,037)	$ (10,647,659)	$ (6,528,123)	$ (64,540,523)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.08)	$ (0.06)	$ (0.19)	$ (0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	58,412,690	46,398,228	57,486,936	46,372,367

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Obligations	Deficit	Income	Equity

Balance, July 31, 2009	56,237,269	$ 56,237	$ 91,686,382	$ -	$(53,903,464)	$10,600	$37,849,755

Common stock
Issued on the exercise of options and warrants	548,539	549	259,064	-	-	-	259,613
Issued pursuant to the STMV and Everest acquisitions (Note 3)	2,755,000	2,755	9,749,945	194,700	-	-	9,947,400
Issued pursuant to service agreements	454,724	455	1,243,706	1,804	-	-	1,245,965

Stock based compensation
Issued as consulting services	15,980	16	937,647	-	-	-	937,663
Issued as management fees	7,258	7	1,986,557	-	-	-	1,986,564
Issued as wages and benefits	31,898	32	855,541	-	-	-	855,573

Net loss for the period	-	-	-	-	(10,678,409)	-	(10,678,409)

Unrealized gain on available-for-sale securities	-	-	-	-	-	30,750	30,750

Balance, January 31, 2010	60,050,668	$ 60,051	$106,718,842	$ 196,504	$(64,581,873)	$ 41,350	$42,434,874

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	For the Period From May 16, 2003 (inception) to January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (10,678,409)	$ (6,528,123)	$ (64,581,873)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	5,025,765	720,829	20,131,966
Impairment loss on mineral properties	-	40,942	1,526,508
Depreciation and amortization	304,284	264,414	1,344,433
Loss (gain) on sale of assets	1,456	-	(347,931)
Other non-cash adjustments	-	-	114,268
Changes in operating assets and liabilities:
Accounts and interest receivable	(1,427)	48,035	(28,322)
Prepaid expenses and deposits	(91,034)	35,283	(210,021)
Accounts payable and accrued liabilities	301,165	(337,895)	1,020,282

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,138,200)	(5,756,515)	(41,030,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	259,613	10,000	67,737,584
Recovery of short swing profits	-	-	119,138
Advances to related parties	89,210	53,193	128,991

NET CASH FLOWS FROM FINANCING ACTIVITIES	348,823	63,193	67,985,713

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in mineral rights and properties	(91,900)	(78,936)	(5,534,008)
Acquisition of databases	-	(5,000)	(908,250)
Acquisition of land use rights	-	-	(70,200)
Proceeds from sale of assets	-	-	160,275
Proceeds from sale of investments	-	-	282,588
Purchase of property, plant and equipment	(31,072)	(16,318)	(1,510,912)
STMV and Everest acquisition (Note 3)	(1,080,000)	-	(1,080,000)
Reclamation deposits	(227,859)	138,658	(249,081)

NET CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES	(1,430,831)	38,404	(8,909,588)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,220,208)	(5,654,918)	18,045,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,265,643	13,137,318	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 18,045,435	$ 7,482,400	$ 18,045,435

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
  AND FINANCING ACTIVITIES (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

NOTE 1:                NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. On December 18, 2009, the Company purchased all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., the 99% joint venture partner of the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership in the exploration stage of its mineral property development which has not established any proven mineral reserves on its existing properties. Additionally, on December 18, 2009 the Company contemporaneously acquired certain assets and liabilities from a third party including the remaining 1% interest in STMV.

Since November 1, 2004, the Company has acquired mineral leases and entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at January 31, 2010, the Company has interests in approximately 53,590 net acres of mineral properties which have been staked, leased or optioned.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at January 31, 2010, the Company has working capital of $17,226,080 and an accumulated deficit of $64,581,873. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $67,737,584 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

NOTE 2:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd, URN Texas GP, LLC and URN South Texas Project, Ltd. and STMV. All significant inter-company transactions and balances have been eliminated upon consolidation.

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
JANUARY 31, 2010 (Unaudited)

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

Databases

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property databases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method. Databases have been reclassified within Mineral Rights and Properties on the balance sheet.

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

On a quarterly basis the Company updates cost estimates, and other assumptions used in the valuation of asset retirement obligations at each of its mineral properties to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the fair value of asset retirement obligations. During the six months ended January 31, 2010 the Company recorded $3,245,412 as an estimate of the asset retirement obligations at its various properties pursuant to the STMV acquisition (refer to Note 3).

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

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

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is United States dollars. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. As at January 31, 2010, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

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
JANUARY 31, 2010 (Unaudited)

Property and Equipment

Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

Computer equipment Exploration equipment Furniture and fixtures Leasehold improvements Vehicles	3 years 5 years 5 years Term of lease 5 years

The Hobson uranium processing facility acquired pursuant to the STMV Acquisition is currently not operating and therefore not subject to amortization (refer to Note 3).

Recently Adopted Accounting Policies

Effective August 1, 2009, the Company adopted ASC 805, Business Combinations (formerly SFAS No. 141R, "Business Combinations"). Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment and disclosure for certain specific items in a business combination. Under the new guidance, business acquisitions are accounted for under the "acquisition method", compared to the "purchase method" mandated previously. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The more significant changes to the Company's accounting for business combinations that will result from applying the acquisition method include: (i) the definition of a business is broadened to include some development stage entities, and therefore more acquisitions may be accounted for as business combinations rather than asset acquisitions; (ii) the measurement date for equity interests issued by the acquirer is the acquisition date instead of a few days before and after terms are agreed to and announced which may significantly change the amount recorded for the acquired business if share prices differ from the agreement and announcement date to the acquisition date; (iii) all future adjustments to income tax estimates will be recorded to income tax expense, whereas under the previous requirements, certain changes in income tax estimates were recorded to goodwill; (iv) acquisition related costs of the acquirer, including investment banking fees, legal fees, accounting fees, valuation fees and other professional or consulting fees will be expensed as incurred, whereas under the previous guidance these costs were capitalized as part of the business combination; (v) the assets acquired and liabilities assumed as part of a business combination, whether full, partial or step acquisition, result in all assets and liabilities recorded at 100% of fair value, whereas under the previous requirements only the controlling interest's portion is recorded at fair value; (vi) recognition of a bargain purchase gain when the fair value of the identifiable assets exceeds the purchase price, whereas under the previous guidance, the net book value of the identifiable assets would have been adjusted downward; and (vii) the non-controlling interest will be recorded at its share of fair value of net assets acquired, including its share of goodwill, whereas under previous guidance the non-controlling interest is recorded at its share of the carrying value of net assets acquired with no goodwill being allocated.

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
JANUARY 31, 2010 (Unaudited)

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

Effective August 1, 2009, the Company adopted ASC 260-10, Earnings per Share, General (formerly EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities"). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC 260, Earnings per Share. Under the guidance in ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. All prior-period earnings per share amounts presented are adjusted retrospectively. The adoption of ASC 260-10 did not have a material impact on the consolidated financial position, results of operations or cash flows.

Effective August 1, 2009, the Company adopted ASC 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity (formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock"). ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity's own stock (with the exception of share-based payment awards within the scope of ASC 718). To meet the definition of "indexed to own stock," an instrument's contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer's stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer's own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of ASC 815-40 did not have a material impact on the consolidated financial position, results of operations or cash flows.

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

NOTE 3:                ACQUISITIONS

On December 18, 2009, the Company completed the acquisition of a 100% ownership interest in STMV, from each of URN Resources Inc. ("URN"), a subsidiary of Uranium One Inc., and Everest Exploration, Inc. ("Everest").

The Company purchased from URN, all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., the 99% joint venture partner of STMV, in exchange for 2,500,000 shares of restricted common stock of the Company. The shares issued to URN are subject to a registration rights agreement which restricts the number of shares that can be sold over a 240 day period following the closing date. Under the terms of the registration rights agreement, URN may sell up to 1/6 of the registerable securities during the first 90 days following the closing date, and an additional 1/6 each subsequent 30 day period.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

The Company contemporaneously acquired certain assets and liabilities of Everest including Everest's 1% interest in STMV, Everest's agreement to cancel its prior royalty interest applicable to STMV and Everest's agreement to allow the Company to continue to rent or lease certain equipment being used in connection with the same. The liabilities assumed as part of the Everest transaction consisted of reclamation obligations for the Tex-1 and Mount Lucas Uranium Projects, which are depleted past producing mining sites located in Texas. The consideration for the Everest net assets was:

  200,000 shares of restricted common stock of the Company;

  a cash payment of $1,000,000 to be used, in part, for reclamation work to be performed by Everest for the Tex-1 and Mount Lucas Uranium Projects;

  a further cash payment of any funds remaining from the proposed $2,200,000 of reclamation funds devoted to the reclamation of the Tex-1 and Mount Lucas Uranium Projects, subsequent to the successful completion of the reclamation work; and

  the entering into of two agreements with Everest principals providing for cash payments aggregating $80,000 and stock issuances for an aggregate of 110,000 restricted shares of the Company's common stock. The fair value of the shares and cash has been included as consideration of the transaction and is not considered compensation costs for services.

The Company has determined that these transactions are related and together ("the STMV Acquisition") represents a business combination with the Company identified as the acquirer. The functional currency of this operation is the United States dollar. The common shares of the Company have been valued at $3.54 per share, the average share price of the Company as traded on December 18th, 2009, the effective date of the transaction.

The tables below present the purchase cost and the allocation of the purchase price based on our preliminary estimates with respect to the valuation of individual asset groups and determination of tax values of the assets and liabilities acquired. For the purposes of these consolidated financial statements, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on management's best estimates and all available information at the time of the STMV Acquisition. The final purchase price allocation may differ in material respects from the amounts presented below and will be finalized in 2010.

Purchase Price

Cash	$ 1,080,000
2,810,000 restricted common shares at $3.54 per share	9,947,400

$ 11,027,400

No amount is expected to be owing for reclamation funds for the Tex-1 and Mount Lucas uranium projects as total costs are estimated to exceed $2,200,000.

Purchase Price
Allocation

Assets
Property, plant and equipment	$ 7,784,000
Mineral rights and properties	3,991,800
Reclamation deposits	2,497,000

14,272,800

Liabilities
Asset retirement obligations	3,245,400

Net Assets Acquired	$ 11,027,400

The revenues and expenses from the STMV Acquisition have been included in the Company's consolidated statements of income from December 18, 2009 through January 31, 2010. The STMV Acquisition increased operating expenses for the period from December 18, 2009 to January 31, 2010 by approximately $727,503, of which $223,863 was recorded as stock based compensation. Additionally, the Company has incurred $514,204 in transaction related costs for the six months ended January 31, 2010 and total transaction related costs are estimated to be $635,000.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

If the business combination had taken place at August 1, 2008, the revenue would be $Nil for all periods and the net loss would be $4,624,991 and $11,849,693 for the three and six months ended January 31, 2010 respectively, and $8,573,197 and $17,197,437 for the three and six months ended January 31, 2009 respectively.

NOTE 4:                AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. As at January 31, 2010, the Company has recorded an unrealized gain of $41,350 on available-for-sale securities which is recognized in accumulated other comprehensive income.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the Company's available-for-sale securities using the following inputs at January 31, 2010 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Available-for-Sale Securities
Strategic Resources Inc.	$ 32,850	$ -	$ -
Uran Limited	41,100	-	-

	$ 73,950	$ -	$ -

NOTE 5:                MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As at January 31, 2010, the Company has interests in 63,204 gross acres (53,590 net mineral acres) of mineral properties that have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $16,229,329 including $8,217,570 representing the fair value of non-cash compensation and $3,991,800 representing the fair value allocation of La Palangana as a component of the STMV Acquisition. The totals include 3,291 net acres (6,717 gross acres leased by Cibola Resources LLC of which the Company holds a 49% interest). These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at January 31, 2010, total yearly recurring maintenance payments of approximately $754,600 are required to maintain existing mineral leases.

Hobson Processing Facility

On December 18, 2009, the Company completed the STMV Acquisition which included the Hobson Processing Facility ("Hobson"). Hobson is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and was subsequently refurbished and expanded to a drying and packaging capacity of 2,500,000 pounds of U3O8 per year in Q3 2008.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

The facility at Hobson is designed to process uranium-loaded resins from satellite facilities to a final product commonly known as yellowcake or U3O8. By utilizing the Hobson facility as a central processing site, the Company's near-term plan is to have Goliad, and potentially Nichols and Palangana, in-situ recovery ("ISR") production processed at Hobson rather than to construct a new processing plant at Goliad. The Company's Goliad and Nichols projects are located 40 miles east and 5 miles southwest of Hobson, respectively.

La Palangana Project

On December 18, 2009, the Company acquired La Palangana ("Palangana") through its acquisition of STMV (refer to Note 3). Palangana had an estimated fair value of $3,991,800 at the time of acquisition. The Palangana Project is a prior-producing, ISR project located in the South Texas uranium belt. The 2,500 hectare (6,200 acre) property is located approximately 100 miles south of the Hobson processing facility.

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

Acquisition costs for the Moore Option total $8,407,500 as at January 31, 2010 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $281,627 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,689,127 as at January 31, 2010.

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

The Company has reimbursed an aggregate of $2,450,000 to NEI (49%) of the capital invested to date. As a result, NEI and the Company hold a 51% and 49% interest, respectively, in Cibola and the Company is obligated to pay 49% of all future commitments under the terms of the Lease. Additionally, the Company has paid or accrued $1,166,596 in exploration costs on behalf of Cibola for a cumulative contribution of $3,616,596.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

On November 5, 2009, the Company entered into an option agreement with Neutron Energy, Inc. ("Neutron"), a Nevada corporation, granting Neutron the exclusive option (the "Option") to purchase and acquire its 49% interest in Cibola Resources, LLC for a cash payment of US$11,000,000. In order to exercise its Option, Neutron must give the Company written notice of its intention to exercise the Option by December 31, 2009. If Neutron does not provide the Company with such written notice of exercise by such date, the Option shall terminate and the Option Agreement shall be of no further force or effect. On December 29, 2009, the Company and Neutron entered into a First Amendment of Option Agreement (the "Amendment") to amend certain provisions of an existing agreement dated November 5, 2009. The Amendment amends the original agreement as follows:

    Section 1.2 of the original agreement has been amended to extend the date by which Neutron must provide written notice to the Company of Neutron's intention to exercise the Option from December 31, 2009 to March 31, 2010;

    Article 2 of the original agreement has been amended to extend the date by which the closing of the transfer of the Option Property must occur (if Neutron exercises the Option) from January 10, 2010 to April 12, 2010; and

    Section 4.17 of the original agreement has been amended to read as follows: "Neutron shall fund the LLC's obligations for the months of August of 2009 through March of 2010. Regardless of whether Neutron exercises the Option or Closing occurs, Neutron releases and discharges UEC from all liability with respect to such obligations. If Neutron does not exercise the Option, or if closing does not occur, the ownership interest of UEC shall not be diluted as a result of Neutron's funding of UEC's obligations for the months of August of 2009 through March of 2010 and Neutron's release and discharge of UEC from all liability with respect to such obligations."

New River Project

Effective November 1, 2007, the Company entered into a letter agreement to purchase assets, whereby the Company acquired certain mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the certain mineral claims. On August 25, 2008, the Company entered into an agreement amending the underlying purchase agreement. Under the terms of the amending agreement, the Company will pay an aggregate sum of $300,000, of which $88,000 may be paid with the issuance of restricted common stock. At January 31, 2010, the Company has made cumulative payments of $230,000 consisting of $192,000 in cash and the issuance of 19,000 restricted common shares. At the time of issuance, these restricted common shares had a fair value of $10,070, resulting in capitalized total charges of $202,070.

On January 25, 2010, the Company agreed to amend the August 25, 2008 Amending Agreement. The Company agreed to pay a further and final non-refundable Purchase Price Payment in the aggregate amount equivalent to $65,000 payable in the following manner; i) the initial $30,000 of the Purchase Price Payment by way of cash (paid); and ii) the final balance of $35,000 of this Purchase Price Payment by way of the issuance 10,448 fully paid and non-assessable restricted common shares at deemed issuance price of U.S. $3.35 per Share (issued subsequent to the period).

Additionally, the Company has incurred $23,000 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $225,070 as at January 31, 2010.

F-33 Acquisition and Uran Joint Venture (Todilto)

On November 13, 2007, the Company entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, the Company paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At the Company's option, the final two installments may be paid in stock, based on the average trading price of its common stock over the 10 days immediately preceding the due date. On December 12, 2008, the Company entered into an agreement amending the aforementioned underlying agreement to acquire mineral leases to the following: $5,000 on or before December 31, 2008 (paid) and $45,000 on or before December 31, 2009 (paid).

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

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

Additionally, the Company has incurred $91,203 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $218,603 as at January 31, 2010. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $92,600 as of January 31, 2010.

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

Mineral rights and properties acquisition costs consist of the following:

	January 31, 2010	July 31, 2009

Mineral Rights and Properties, Unproven
Goliad, Texas	$ 8,689,127	$ 8,689,127
La Palangana, Texas (Note 3)	3,991,800	-
Cibola Resources, New Mexico	2,450,000	2,450,000
New River, Arizona	225,070	195,070
Todilto, New Mexico	218,603	173,603

Other property acquisitions	654,729	637,829

	16,229,329	12,145,629

Databases, Net of Amortization	614,312	735,376
Land Use Agreements, Net of Amortization	349,956	368,716

	$ 17,193,597	$ 13,249,721

As at January 31, 2010, the Company has recorded impairment charges of $1,526,508 (July 31, 2009 - $1,526,508) on cumulative acquisition costs of $17,755,837 (July 31, 2009 - $13,672,137).

Mineral property exploration costs on a regional basis are as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	For the Period From May 16, 2003 (inception) to January 31, 2010

Exploration Costs
Arizona	$ 7,514	$ -	$ 18,462	$ 9,750	$ 126,194
Colorado	529	-	16,395	54,960	299,752
Nevada	-	-	-	-	963
New Mexico	5,483	26,193	35,957	321,033	1,623,471
Texas	710,576	1,095,698	1,260,630	2,460,828	14,535,790
Utah	-	25	-	4,742	51,674
Wyoming	(1,635)	2,200	11,744	86,988	1,082,070

	$ 722,467	$ 1,124,116	$ 1,343,188	$ 2,938,301	$ 17,719,914

NOTE 6:                PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following:

	January 31, 2010	July 31, 2009

Property and Equipment
Computer equipment	$ 270,107	$ 234,862
Exploration equipment	1,287,661	247,828
Furniture and fixtures	200,480	49,280
Land	175,144	175,144
Leasehold improvements	8,728	8,728
Production facilities (Notes 3 and 5)	6,000,000	-
Vehicles	1,256,988	672,988

	9,199,108	1,388,830

Accumulated depreciation	(684,592)	(523,470)

	$ 8,514,516	$ 865,360

NOTE 7:                RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. During the six months ended January 31, 2010 the Company deposited $233,275 to be held in trust for the Texas Commission on Environment Quality ("TCEQ") in conjunction with the STMV Acquisition. Additionally, an amount of $2,497,000 held in trust for the TCEQ was assigned to the Company as a component of the STMV Acquisition (refer to Note 3).

NOTE 8:                DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2010, the Company had transactions with certain officers and directors of the Company as follows:

    incurred $838,061 in management fees paid to directors and officers during the period;

    incurred $1,986,564 in stock based compensation for the incremental fair value of shares and options granted to directors and officers that were earned during the period;

    incurred $69,996 in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

    on August 28, 2009, the Company entered into a non-arms length consulting agreement with a company controlled and/or managed by an independent director. Under the terms of the agreement, the Company issued as fully paid and non-assessable, 300,000 restricted common shares. The $777,000 fair value of the issuance was recorded as stock-based consulting fees. The services that were provided are separate and apart from the time and effort that the independent director provides to the Company on an ongoing basis as an independent director.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

At January 31, 2010, a balance of $128,991 consisting of outstanding management fees and expense reimbursements is reported as due to related parties. All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties.

NOTE 9:                ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") in regards to the Hobson facility, the La Palangana, Mt. Lucas and Tex-1 projects relates to site restoration (refer to Note 3).

	January 31, 2010	July 31, 2009

Opening balance	$ -	$ -
STMV Acquisition (Note 3)	3,245,400	-

	$ 3,245,400	$ -

	January 31, 2010	July 31, 2010

Undiscounted and uninflated amount of estimated cash flows	$ 3,709,950	$ -

Payable in years	0 - 11	n/a
Inflation rate	4%	n/a
Discount rate	8.5%	n/a

Actual retirement costs will be recorded against the ARO when incurred. Any difference between the recorded ARO and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

NOTE 10:              CAPITAL STOCK

Capital Stock

The Company's capital stock as at January 31, 2010 was 750,000,000 authorized common shares with a par value of $0.001 per share.

2010 Share Transactions

On August 28, 2009, the Company issued 300,000 fully vested restricted common shares pursuant to consulting agreement (refer to Note 8). At the time of issuance, the shares had a value of $2.59 per share and $777,000 was recorded as stock based consulting fees.

On December 18, 2009, the Company issued 2,500,000 fully vested restricted common shares pursuant to the securities purchase agreement component of the STMV Acquisition. Additionally, on December 18, 2009, the Company issued 200,000 restricted common shares pursuant to the asset purchase agreement component and 55,000 restricted common shares pursuant to the consulting service agreements components of the STMV Acquisition (refer to Note 3). In accordance with the terms of the consulting service agreements, the Company is obligated to issue an additional 55,000 shares of restricted common stock which has been recorded as a stock issuance obligation. At the time of issuance the aggregate amount of shares pursuant to the STMV Acquisition had a value of $3.54 per share and $9,947,400 was recorded as stock based acquisition costs.

On January 6, 2010, the Company issued 55,136 fully vested restricted common shares pursuant to a year-end bonus plan. At the time of issuance the shares had a fair value of $3.66 per share and $201,798 was recorded as stock based consulting, management fees and wages.

During the six months ending January 31, 2010 the Company issued 154,724 fully vested restricted common shares pursuant to various service agreements. At the time of the issuances, the shares had a value ranging from $2.40 to $3.72 per share, and a cumulative total of $467,160 was recorded as stock based consulting fees.

During the six months ended January 31, 2010, the Company issued 544,539 shares for net proceeds of $247,213 pursuant to the exercise of 549,500 common stock options of which 40,000 options were exercised on a forfeiture basis resulting in 35,039 net shares being issued. Additionally, during the six months ended January 31, 2010 a total of 4,000 warrants were exercised for proceeds of $12,400.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at January 31, 2010, 742,220 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As at January 31, 2010, 932,676 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

A summary of the Company's common share purchase warrants as at January 31, 2010 and changes during the period is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2009	8,540,815	$ 3.00	1.80
Issued	-	-	-
Cancelled, exercised or expired	(4,000)	(3.10)	(1.48)

Balance, January 31, 2010	8,536,815	$ 3.00	1.30

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the 500,000 compensation warrants previously issued to consultants as at January 31, 2010 was estimated at $1,005,000.

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
JANUARY 31, 2010 (Unaudited)

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

On December 30, 2009, a total of 260,000 stock options were granted to employees at an exercise price of $3.67 per share. The term of these options is ten years. The $898,045 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.61%, a dividend yield of 0%, and an expected volatility of 109.79%.

On January 28, 2010, a total of 75,000 stock options were granted to a consultant at an exercise price of $2.94 per share. The term of these options is ten years. The $207,019 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.41%, a dividend yield of 0%, and an expected volatility of 108.69%.

A summary of the Company's stock options as at January 31, 2010 and changes during the period is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2009	5,280,500	$ 0.57	7.54
Issued	2,387,500	2.58	10.00
Exercised	(549,500)	(0.48)	(7.50)
Expired	(85,000)	(0.95)	(7.50)

Balance, January 31, 2010	7,033,500	$ 1.25	7.98

The AIV under the provisions of ASC 718 of all outstanding options as at January 31, 2010 was estimated at $12,667,743. The AIV of options exercised during the six months ended January 31, 2010 was estimated at $1,607,168.

A summary of options outstanding and exercisable as at January 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at January 31, 2010	Weighted Average Exercise Price	Exercisable at January 31, 2010	Weighted Average Exercise Price

$0.33 to $0.46	4,102,250	$ 0.41	4,012,250	$ 0.41
$0.56 to $0.95	255,000	0.91	238,750	0.92
$1.50	155,000	1.50	90,000	1.50
$2.40 to $5.70	2,521,250	2.65	1,436,875	2.61

	7,033,500	$ 1.25	5,777,875	$ 0.99

Stock Based Compensation

A summary of stock based compensation expense for the six months ended January 31, 2010:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	For the Period From May 16, 2003 (inception) to January 31, 2010

Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ 1,157,500
Common stock issued for consulting services	1,245,965	3,975	1,935,441
Stock and options issued to consultants	937,663	75,740	4,800,142
Warrants issued for consulting services	-	-	1,618,526

	2,183,628	79,715	9,511,609

Stock Based Management Fees
Amortization of deferred compensation	-	-	650,000
Stock and options issued to management	1,986,564	170,250	6,316,067

	1,986,564	170,250	6,966,067

Stock Based Wages and Benefits
Stock and options issued to employees	855,573	470,864	3,515,540

	$ 5,025,765	$ 720,829	$ 19,993,216

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $15,975. All office lease agreements are on a month to month basis with the exception of the Corpus Christi office lease which expires in August, 2012.

The aggregate minimum payments over the next five years are as follows:

January 31, 2011	$ 139,981
January 31, 2012	103,377
January 31, 2013	61,345

$ 304,703

The Company is committed to pay its key executives a total of approximately $646,000 per year for management services.

NOTE 12:              SUPPLEMENTAL CASH FLOW INFORMATION AND
                                NONCASH INVESTING AND FINANCING ACTIVITIES

Other non-cash adjustments consist of the following:

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	For the Period From May 16, 2003 (inception) to January 31, 2010

Other non-cash adjustments
Non-cash other income	$ -	$ -	$ (9,914)
Non-cash interest and financing charges	-	-	171,730
Gain on sale of investments	-	-	(47,548)

	$ -	$ -	$ 114,268

	January 31, 2010	January 31, 2009

Cash and Cash Equivalents Consist of:
Cash in bank	$ 5,514,586	$ 825,582
Term deposits	12,530,849	6,656,818

	$ 18,045,435	$ 7,482,400

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

NOTE 13:              SUBSEQUENT EVENTS

On March 1, 2010, the Company issued 67,480 warrants to 47 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. Each such warrant is exercisable to purchase one share of the Company's common stock at a price of $4.25 per share, expiring on March 1, 2012. The Company issued these warrants pursuant to registration rights agreements that formed part of its December 2007 private placement of units to such security holders, in which the Company agreed to keep the registration statement with respect to such December 2007 private placement securities effective for a period of three years; if the Company failed to do so, it agreed to issue to such security holders, each month until the situation is cured and in accordance with the terms of the registration rights agreements, one-hundredth of a warrant to acquire shares of the Company's common stock for each $1.00 in aggregate funds paid by such security holders for its securities issued in the December 2007 private placement. The original registration statement relating to the securities issued in the December 2007 private placement is no longer effective. Accordingly, on March, 1, 2010 the Company issued these 67,480 warrants for no additional consideration, although it will receive proceeds if any of these warrants are exercised.

On March 1, 2010, the Company issued 155,446 warrants to 45 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. Each such warrant is exercisable to purchase one share of the Company's common stock at a price of $3.10 per share, expiring on March 1, 2012. The Company issued these warrants pursuant to registration rights agreements that formed part of its July 2008 private placement of units to such security holders, in which the Company agreed to keep the registration statement with respect to such July 2008 private placement securities effective for a period of two years; if the Company failed to do so, it agreed to issue to such security holders, each month until the situation is cured and in accordance with the terms of the registration rights agreements, one-hundredth of a warrant to acquire shares of the Company's common stock for each $1.00 in aggregate funds paid by such security holders for its securities issued in the July 2008 private placement. The original registration statement relating to the securities issued in the July 2008 private placement is no longer effective. Accordingly, on March, 1, 2010 the Company issued these 155,446 warrants for no additional consideration, although it will receive proceeds if any of these warrants are exercised.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended January 31, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the six months ended January 31, 2010 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2009.

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

On December 18, 2009, we purchased all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., the 99% joint venture partner of the South Texas Mining Venture, L.L.P. ("STMV"). Additionally, on December 18, 2009 we contemporaneously acquired certain assets and liabilities from a third party including the remaining 1% interest in STMV.

Our principal offices are located at 500 North Shoreline, Ste. 800N, Corpus Christi, Texas, USA, 78471, our telephone number is (512) 828-6980, and our web site address is www.uraniumenergy.com.

General

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined.

As of the date of this Quarterly Report, we have interests in uranium exploration mineral properties totaling 63,204 gross acres (53,590 net mineral acres) of properties that have been leased, staked or optioned which we intend to explore for economic deposits of uranium. These properties are subject to varying net royalty interests. The totals include 3,291 net acres (6,717 gross acres) leased by Cibola Resources LLC in which the Company holds a 49% interest. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas, the La Palangana project in Duval County, Texas and the Cibola Resources LLC, Cebolleta joint venture project in Cibola County, New Mexico.

The acreage and location of our mineral properties are summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	3,371.48	3,371.48
Colorado	2,788.67	2,788.67
New Mexico	21,772.58	15,087.24
Texas	25,313.22	22,385.20
Utah	5,642.23	5,642.23
Wyoming	4,315.37	4,315.37

	63,203.55	53,590.19

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

Business Combination

On December 18, 2009, we completed the acquisition of a 100% ownership interest in STMV, from each of URN Resources Inc. ("URN"), a subsidiary of Uranium One Inc., and Everest Exploration, Inc. ("Everest").

We purchased from URN, all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., the 99% joint venture partner of STMV, in exchange for 2,500,000 shares of our restricted common stock. The shares issued to URN are subject to a registration rights agreement which restricts the number of shares that can be sold over a 240 day period following the closing date. Under the terms of the registration rights agreement, URN may sell up to 1/6 of the registerable securities during the first 90 days following the closing date, and an additional 1/6 each subsequent 30 day period.

We contemporaneously acquired certain assets and liabilities of Everest including Everest's 1% interest in STMV, Everest's agreement to cancel its prior royalty interest applicable to STMV and Everest's agreement to allow the Company to continue to rent or lease certain equipment being used in connection with the same. The liabilities assumed as part of the Everest transaction consisted of reclamation obligations for the Tex-1 and Mount Lucas Uranium Projects, which are depleted past producing mining sites located in Texas. The consideration for the Everest net assets was:

    200,000 shares of our restricted common stock;

    a cash payment of $1,000,000 to be used, in part, for reclamation work to be performed by Everest for the Tex-1 and Mount Lucas Uranium Projects;

    a further cash payment of any funds remaining from the proposed $2,200,000 of reclamation funds devoted to the reclamation of the Tex-1 and Mount Lucas Uranium Projects, subsequent to the successful completion of the reclamation work; and

    the entering into of two agreements with Everest principals providing for cash payments aggregating $80,000 and stock issuances for an aggregate of 110,000 restricted shares of our common stock. The fair value of the shares and cash has been included as consideration of the transaction and is not considered compensation costs for services.

We have determined that these transactions are related and together ("the STMV Acquisition") represents a business combination with the Company identified as the acquirer. The functional currency of this operation is the United States dollar. The common shares have been valued at $3.54 per share, our average share price as traded on December 18th, 2009, the effective date of the transaction.

The tables below present the purchase cost and the allocation of the purchase price based on our preliminary estimates with respect to the valuation of individual asset groups and determination of tax values of the assets and liabilities acquired. For financial statement purposes, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on management's best estimates and all available information at the time of the STMV Acquisition. The final purchase price allocation may differ in material respects from the amounts presented below and will be finalized in 2010.

Purchase Price

Cash	$ 1,080,000
2,810,000 restricted common shares at $3.54 per share	9,947,400

$ 11,027,400

No amount is expected to be owing for reclamation funds for the Tex-1 and Mount Lucas uranium projects as total costs are estimated to exceed $2,200,000.

Purchase Price
Allocation

Assets
Property, plant and equipment	$ 7,784,000
Mineral rights and properties	3,991,800
Reclamation deposits	2,497,000

14,272,800

Liabilities
Asset retirement obligations	3,245,400

Net Assets Acquired	$ 11,027,400

The revenues and expenses from the STMV Acquisition have been included in our consolidated statements of income from December 18, 2009 through January 31, 2010. The STMV Acquisition increased operating expenses for the period from December 18, 2009 to January 31, 2010 by approximately $727,503, of which $223,863 was recorded as stock based compensation. Additionally, we have incurred $514,204 in transaction related costs for the six months ended January 31, 2010 and total transaction related costs are estimated to be $635,000.

If the business combination had taken place at August 1, 2008, the revenue would be $Nil for all periods and the net loss would be $4,624,991 and $11,849,693 for the three and six months ended January 31, 2010 respectively, and $8,573,197 and $17,197,437 for the three and six months ended January 31, 2009 respectively.

Hobson Processing Facility

The Hobson facility is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and was subsequently totally refurbished and expanded to a drying and packaging capacity of 2,500,000 pounds of U3O8 per year in Q3 2008.

The facility at Hobson is designed to process uranium-loaded resins from satellite facilities to a final product commonly known as yellowcake or U3O8. By utilizing the Hobson facility as a central processing site, our near-term plan is to have Goliad, and potentially Nichols and Palangana, ISR production processed at Hobson rather than to construct a new processing plant at Goliad. Our Goliad and Nichols projects are located 40 miles east and 5 miles southwest of Hobson, respectively.

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

In the States of Arizona, New Mexico, Texas and Utah, we are participating in our mineral properties by way of property lease directly from the owners of the land/mineral rights. These leases give us similar access and privileges as described above, however with some important differences. Although, in most cases we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium at the time of production. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties. All royalties are based on the gross sales revenue less certain charges and fees.

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

All of the above information was submitted with the Mine Permit Application, Production Area Authorization, Class I Deep Disposal well Application and Radioactive Materials License. TCEQ issued a Final Draft Permit for the Mine Permit application and Production Area Authorization. These two permits are currently going through a procedural administrative hearing process, that is facilitated by TCEQ. The TCEQ also has also issued a Final Draft Permit on the proposed two deep disposal wells. TCEQ has issued a first response for additional information in response to the submitted Radioactive Material License that was submitted in December 2008.

On March 4, 20008, we issued a news release entitled "Uranium Energy Corp. Reports Independent NI 43-101 Resource Estimate at Goliad Project." This news release is attached as Exhibit 99.1 to our Current Report on Form 8-K as filed with the SEC on March 4, 2008.

As described in more detail in the news release, we received an updated technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101"), of the Canadian Securities Administrators for our Goliad Project located in Goliad County, Texas. The complete Technical Report has been filed under our company's profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com. The Technical Report is authored by Thomas A. Carothers, P.Geo., a qualified person as defined in NI 43-101, who has over 30 years of uranium experience, substantially in the South Texas Uranium trend. His experience includes working directly for two operating ISR mining companies in South Texas, US Steel and Tenneco Uranium, during the 1970s and 1980s.

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

La Palangana

The Palangana Project is a prior-producing, ISR project located in the South Texas uranium belt. The 2,500-hectare (6,200-acre) property is located approximately 100 miles south of the Hobson processing facility. Over 4,000 historic holes were drilled at the Palangana Project by previous operators including Union Carbide Corporation ("UCC"), Chevron and Uranium One. UCC produced uranium at the Palangana Project in the mid to late 1970's using ISR methods.

The geology at Palangana is characterized by the occurrence of a Gulf Coast piercement salt dome. This dome is approximately 2 miles in diameter and is overlain by Pliocene sediments of the Goliad Formation. Previous operators of the Palangana Project focused their historic exploration and resource development on mineralization overlying and surrounding the faulted dome margins. The current Resource Estimates are primarily located east of the faulted dome margins, in paleochannels within the Goliad Formation. Exploration of these newly developed mineralized trends is ongoing.

The TCEQ has granted a Radioactive Materials License for the Palangana ISR Uranium Project located in Duval County, Texas. The Palangana project has now obtained all the permits needed to proceed with development and has fully and successfully completed the state permitting process at all levels.

On February 23, 2010, we issued a news release entitled "Uranium Energy Corp. Reports Independent NI 43-101 Resource Estimate for the Company's Palangana ISR Project in South Texas." This news release is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 24, 2010.

As described in more detail in the news release, we received an updated technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101"), of the Canadian Securities Administrators for our Palangana Project located in Duval County, Texas. The complete Technical Report was filed under our company's profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com, on February 24, 2010. The Technical Report is authored by SRK Consulting U.S. Inc., an international mining consulting firm with headquarters in Denver, Colorado.

As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Company's Palangana Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this quarterly report or otherwise in the United States.

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

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due
Goliad*	$Nil(1)	$11,698	$Nil
Palangana	$681,000(2)	$326,000	$Nil

(1)   An amount of approximately $400,000 has been budgeted for legal representation, expert testimonies, consultant fees and miscellaneous expenses related to the contested case hearings for the permitting and licensing process of the Goliad Project. It has not been determined whether or not we will be required to draw upon all of the budgeted funds.

(2)   In February 2010, we initiated a 215 hole drilling program on six exploration zones at Palangana with the objective to further define and to expand the uranium mineralization in these zones.

The following sets forth information relating to all fees and other payments required to be made by us in the next twelve months:
Mining Claims	Lease Maintenance Payments	Other Agreement Fees	Mining Development Programs
$Nil (Cibola JV Payment)	$245,000 (Cibola JV Advance Royalty Payment)	$14,700 (Cibola JV Scholarship Contribution)	$800,000*

*      Proposed expenditures for the Cebolleta project include confirmation drilling, mine permitting, data construction and 3-D modeling.

In addition, we will incur general and administrative expenses throughout the year that we anticipate will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

At January 31, 2010, we had $18,045,435 in cash and working capital of $17,226,080. We anticipate that existing cash resources will be sufficient to carry out our exploration programs and current plan of operations for the next twelve months. In the event we require additional financing to pursue our plan of operations for the next 12 months, there can be no assurance that such financing will be available on terms favorable to us or at all.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009

EXPENSES
Consulting fees	$ 162,224	$ 57,854
Consulting fees - stock based	714,232	68,311
Depreciation and amortization	167,100	132,421
General and administrative	1,054,658	707,520
Impairment loss on mineral properties	-	40,942
Management fees	636,689	232,679
Management fees - stock based	26,564	170,250
Mineral property expenditures	722,467	1,124,116
Professional fees	97,840	53,711
Reclamation	160,872	-
Wages and benefits - stock based	471,042	232,059

	4,213,688	2,819,863

LOSS BEFORE OTHER ITEMS	(4,213,688)	(2,819,863)
OTHER ITEMS
Interest income	7,948	8,826
Transaction costs	(234,942)	-

NET LOSS FOR THE PERIOD	$ (4,440,682)	$ (2,811,037)

Net production revenues during the three months ended January 31, 2010 and 2009 were $Nil. Our net loss for the three months ended January 31, 2010 was $4,440,682 compared to a net loss of $2,811,037 during three months ended January 31, 2009.

Operating expenses incurred during the three months ended January 31, 2010 increased to $4,213,688 from $2,819,863 over the same period ended January 31, 2009. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $162,224 during the three months ended January 31, 2010 from $57,854 during the same period ended January 31, 2009. The change is due to an increased reliance on third party service providers in the current period as we expanded our operations as market conditions improved, and the resumption of ordinary course of business which was previously curtailed during the prior period.

  Consulting fees - stock based increased to $714,232 during the three months ended January 31, 2010 from $68,311 during the same period ended January 31, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period.

  Depreciation and amortization increased to $167,100 during the three months ended January 31, 2010 from $132,421 during the same period ended January 31, 2009, due primarily to additional charges on assets relating to the STMV Acquisition.

  General and administrative costs increased to $1,054,658 during the three months ended January 31, 2010 from $707,520 during the same period ended January 31, 2009. The increase is due to the expansion of our operations as market conditions improved, additional business development activities, and the resumption of ordinary course of business which was previously curtailed during the prior period.

  Management fees increased to $636,689 during the three months ended January 31, 2010 from $232,679 during the same period ended January 31, 2009. The current period expense includes additional board and committee fees not in effect in the prior period, year-end bonus payments that were not paid or accrued in the prior period, and the resumption of ordinary course of business which was previously curtailed during the prior period.

  Management fees - stock based decreased to $26,564 during the three months ended January 31, 2010 from $170,250 during the same period ended January 31, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period.

  Mineral property expenditures decreased to $722,467 during the three months ended January 31, 2010 from $1,124,116 during the same period ended January 31, 2009. The change is due primarily to a shift in our focus from the exploration phase to the permitting phase on the Goliad project.

  Professional fees increased to $97,840 during the three months ended January 31, 2010 from $53,711 during the same period ended January 31, 2009, resulting primarily from increases in legal services relating to our corporate and business development activities which expanded as market conditions improved.

  Reclamation costs increased to $160,872 during the three months ended January 31, 2010 from $Nil during the same period ended January 31, 2009. The change is due to costs associated with the retirement obligations included in the STMV Acquisition.

  Wages and benefits - stock based increased to $471,042 during the three months ended January 31, 2010 from $232,059 during the same period ended January 31, 2009. The current and prior period expense consists of the fair value of option grants earned during the period.

We incurred $234,942 in transaction costs relating to the STMV Acquisition during the three months ended January 31, 2010 compared to $Nil during the same period ended January31, 2009. On December 18, 2009, we completed the acquisition of a 100% ownership interest in STMV.

Our net loss during the three months ended January 31, 2010 was $4,440,682 or ($0.08) per share compared to a net loss of $2,811,037 or ($0.06) per share during the same period ended January 31, 2009. The weighted average number of shares outstanding was 58,412,690 for the three months ended January 31, 2010 compared to 46,398,228 for the same period ended January 31, 2009.

Transactions with Officers and Directors

Of the $4,448,630 incurred as operating expenses during the three months ended January 31, 2010 an aggregate of $636,689 was incurred payable to certain officers and directors and recorded as management fees, and $26,564 was recorded as the fair value of option and stock grants earned by officers and directors and reported as stock-based management fees. At January 31, 2010 a balance of $128,991 is owing to some of our officers.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009

EXPENSES
Consulting fees	$ 232,096	$ 118,540
Consulting fees - stock based	2,183,628	79,715
Depreciation and amortization	304,284	264,414
General and administrative	1,989,850	1,751,376
Impairment loss on mineral properties	-	40,942
Management fees	838,061	449,564
Management fees - stock based	1,986,564	170,250
Mineral property expenditures	1,343,188	2,938,301
Professional fees	297,316	292,647
Reclamation	160,872	-
Wages and benefits - stock based	855,573	470,864

	10,191,432	6,576,613

LOSS BEFORE OTHER ITEMS	(10,191,432)	(6,576,613)
OTHER ITEMS
Loss on sale of assets	(1,456)	-
Interest income	18,465	48,490
Other income	10,218	-
Transaction costs	(514,204)	-

NET LOSS FOR THE PERIOD	$ (10,678,409)	$ (6,528,123)

Net production revenues during the six months ended January 31, 2010 and 2009 were $Nil. Our net loss for the six months ended January 31, 2010 was $10,678,409 compared to a net loss of $6,528,123 during six months ended January 31, 2009.

Operating expenses incurred during the six months ended January 31, 2010 increased to $10,191,432 from $6,576,613 over the same period ended January 31, 2009. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $232,096 during the six months ended January 31, 2010 from $118,540 during the same period ended January 31, 2009. The change is due to an increased reliance on third party service providers in the current period as we expanded our operations as market conditions improved, and the resumption of ordinary course of business which was previously curtailed during a portion of the prior period.

  Consulting fees - stock based increased to $2,183,628 during the six months ended January 31, 2010 from $79,715 during the same period ended January 31, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period.

  Depreciation and amortization increased to $304,284 during the six months ended January 31, 2010 from $264,414 during the same period ended January 31, 2009, due primarily to additional charges on assets relating to the STMV Acquisition.

  General and administrative costs increased to $1,989,850 during the six months ended January 31, 2010 from $1,751,376 during the same period ended January 31, 2009. The increase is due to the expansion of our operations as market conditions improved, additional business development activities, and the resumption of ordinary course of business which was previously curtailed during a portion of the prior period.

  Management fees increased to $838,061 during the six months ended January 31, 2010 from $449,564 during the same period ended January 31, 2009. The current period expense includes additional board and committee fees not in effect in the prior period, year-end bonus payments that were not paid or accrued in the prior period, and the resumption of ordinary course of business which was previously curtailed during a portion of the prior period.

  Management fees - stock based increased to $1,986,564 during the six months ended January 31, 2010 from $170,250 during the same period ended January 31, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period.

  Mineral property expenditures decreased to $1,343,188 during the six months ended January 31, 2010 from $2,938,301 during the same period ended January 31, 2009. The change is due to a shift in our focus from the exploration phase to the permitting phase on the Goliad project.

  Reclamation costs increased to $160,872 during the six months ended January 31, 2010 from $Nil during the same period ended January 31, 2009. The change is due to costs associated with the retirement obligations included in the STMV Acquisition.

  Wages and benefits - stock based increased to $855,573 during the six months ended January 31, 2010 from $470,864 during the same period ended January 31, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period.

Interest income decreased to $18,465 during the six months ended January 31, 2010 from $48,490 during the six months ended January 31, 2009, due to significantly lower investment rates during the current period.

We incurred $514,204 in transaction costs relating to the STMV Acquisition during the six months ended January 31, 2010 compared to $Nil during the same period ended January31, 2009. On December 18, 2009, we completed the acquisition of a 100% ownership interest in STMV.

Our net loss during the six months ended January 31, 2010 was $10,678,409 or ($0.19) per share compared to a net loss of $6,528,123 or ($0.14) per share during the same period ended January 31, 2009. The weighted average number of shares outstanding was 57,486,936 for the six months ended January 31, 2010 compared to 46,372,367 for the same period ended January 31, 2009.

Transactions with Officers and Directors

Of the $10,191,432 incurred as operating expenses during the six months ended January 31, 2010 an aggregate of $838,061 was incurred payable to certain officers and directors and recorded as management fees, and $1,986,564 was recorded as the fair value of option and stock grants earned by officers and directors and reported as stock-based management fees. At January 31, 2010, a balance of $128,991 is owing to some of our officers.

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

LIQUIDITY AND CAPITAL RESOURCES

	January 31,
	2010	2009

Cash and cash equivalents	$ 18,045,435	$ 7,482,400
Working capital	17,226,080	7,173,058
Total assets	46,832,449	23,057,990
Total liabilities	4,397,575	558,721
Shareholders' equity	42,434,874	22,499,269

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At January 31, 2010, we had $18,045,435 in cash and working capital of $17,226,080. Generally, we have financed our operations through proceeds from the private placement of equity securities and debt instruments and the exercise of stock options and warrants. We used $6,220,208 net cash during the six months ended January 31, 2010 compared to $5,654,918 net cash used during the same period ended January 31, 2009.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2010 was $5,138,200 compared to $5,756,515 during the same period ended January 31, 2009. Significant operating expenditures during the current period included mineral property expenditures, general and administrative costs, management fees and professional fees.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2010 was $348,823 compared to $63,193 during the same period ended January 31, 2009. During the current period, we received net proceeds of $259,613 from the exercise of stock options and warrants.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2010 was $1,430,831 compared to $38,404 net cash provided by investing activities in the same period ended January 31, 2009. During the current period, we spent $1,080,000 as the cash component of the STMV acquisition.

Stock Options and Warrants

As at January 31, 2010, we had 7,033,500 stock options and 8,536,815 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.25 per share and the outstanding warrants have a weighted average exercise price of $3.00 per share. Accordingly, as at January 31, 2010, the outstanding options and warrants represented a total of 15,570,315 shares issuable for proceeds of approximately $34,402,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at January 31, 2010, we have working capital of $17,226,080 and an accumulated deficit of $64,581,873. Existing cash resources are currently expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options and warrants for net proceeds of $67,737,584 from the issuance of shares of our common stock.

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

We are required to contribute 49% of the aforementioned payments in order to retain our interest in the Joint Venture. Through the date of this Quarterly Report, the Company has paid $2,450,000 in acquisition costs, $36,750 in database acquisition costs, and an additional $1,166,596 in exploration costs on behalf of Cibola for a cumulative contribution of $3,616,596.

On November 5, 2009, we entered into an option agreement with Neutron Energy, Inc. ("Neutron"), a Nevada corporation, granting Neutron the exclusive option (the "Option") to purchase and acquire our 49% interest in Cibola Resources, LLC for a cash payment of US$11,000,000. In order to exercise its Option, Neutron must give us written notice of its intention to exercise the Option by December 31, 2009. If Neutron does not provide us with such written notice of exercise by such date, the Option shall terminate and the Option Agreement shall be of no further force or effect. On December 29, 2009, the Company and Neutron entered into a First Amendment of Option Agreement (the "Amendment") to amend certain provisions of an existing agreement dated November 5, 2009. The Amendment amends the original agreement as follows:

  the original agreement has been amended to extend the date by which Neutron must provide written notice to the Company of Neutron's intention to exercise the Option from December 31, 2009 to March 31, 2010;

  the original agreement has been amended to extend the date by which the closing of the transfer of the Option Property must occur (if Neutron exercises the Option) from January 10, 2010 to April 12, 2010; and

  the original agreement has been amended to read as follows: "Neutron shall fund the LLC's obligations for the months of August of 2009 through March of 2010. Regardless of whether Neutron exercises the Option or Closing occurs, Neutron releases and discharges UEC from all liability with respect to such obligations. If Neutron does not exercise the Option, or if closing does not occur, the ownership interest of UEC shall not be diluted as a result of Neutron's funding of UEC's obligations for the months of August of 2009 through March of 2010 and Neutron's release and discharge of UEC from all liability with respect to such obligations."

New River Project Acquisition

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs") for a mineral exploration claim and related database information located in Maricopa County, Arizona. On August 25, 2008 we entered into an agreement amending the underlying Agreement to Purchase Assets. Under the terms of the Amending Agreement, the Company will pay total consideration of $300,000 including i) a $10,000 deposit upon execution (paid), ii) an installment of $95,000 cash on January 10, 2008 (paid), iii) an installment of $95,000 on August 25, 2008 consisting of $57,000 cash (paid) and the issuance of 19,000 fully paid and non-assessable restricted common shares (issued), and iv) a further installment totaling $100,000 on or before October 31, 2009 consisting of $50,000 cash and the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009. Additionally, we have granted Mr. Stairs security interest on the acquired assets until the agreement is paid in full. On January 25, 2010, the Company and Mr. Stairs agreed to amend the August 25, 2008 Amending Agreement. We agreed to pay Mr. Stairs a further and final non-refundable Purchase Price Payment in the aggregate amount equivalent to $65,000 payable in the following manner; i) the initial $30,000 of the Purchase Price Payment by way of cash (paid); and ii) the final balance of U.S. $35,000 of this Purchase Price Payment by way of the issuance 10,448 fully paid and non-assessable restricted common shares at deemed issuance price of U.S. $3.35 per Share (issued).

F-33 Acquisition

On November 13, 2007, we entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, we paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. At our option, the final two installments may be paid in stock, based on the average trading price of our common stock over the 10 days immediately preceding the due date. On December 12, 2008 we entered into an agreement amending the aforementioned underlying agreement to acquire mineral leases to the following: 1) $5,000 on or before December 31, 2008 (paid) and $45,000 on or before December 31, 2009 (paid).

Management Fees

We are committed to pay our key executives a total of approximately $646,000 per year for management services.

Office Leases

We are currently leasing office premises in New Mexico, Texas and Vancouver, Canada, for monthly payments totaling $15,975. All office lease agreements are on a month to month basis with the exception of the Corpus Christi office lease which expires in August, 2012.

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

On a quarterly basis we update cost estimates, and other assumptions used in the valuation of asset retirement obligations at each of our mineral properties to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the fair value of asset retirement obligations.

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

Recently Adopted Accounting Policies

Effective August 1, 2009, we adopted ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment and disclosure for certain specific items in a business combination. Under the new guidance, business acquisitions are accounted for under the "acquisition method", compared to the "purchase method" mandated previously. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The more significant changes to our accounting for business combinations that will result from applying the acquisition method include: (i) the definition of a business is broadened to include some development stage entities, and therefore more acquisitions may be accounted for as business combinations rather than asset acquisitions; (ii) the measurement date for equity interests issued by the acquirer is the acquisition date instead of a few days before and after terms are agree to and announced which may significantly change the amount recorded for the acquired business if share prices differ from the agreement and announcement date to the acquisition date; (iii) all future adjustments to income tax estimates will be recorded to income tax expense, whereas under the previous requirements, certain changes in income tax estimates were recorded to goodwill; (iv) acquisition related costs of the acquirer, including investment banking fees, legal fees, accounting fees, valuation fees and other professional or consulting fees will be expensed as incurred, whereas under the previous guidance these costs were capitalized as part of the business combination; (v) the assets acquired and liabilities assumed as part of a business combination, whether full, partial or step acquisition, result in all assets and liabilities recorded at 100% of fair value, whereas under the previous requirements only the controlling interest's portion is recorded at fair value; (vi) recognition of a bargain purchase gain when the fair value of the identifiable assets exceeds the purchase price, whereas under the previous guidance, the net book value of the identifiable assets would have been adjusted downward; and (vii) the non-controlling interest will be recorded at its share of fair value of net assets acquired, including its share of goodwill, whereas under previous guidance the non-controlling interest is recorded at its share of the carrying value of net assets acquired with no goodwill being allocated.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Services Agreements

Effective July 6, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on November 20, 2009 we issued 1,380 shares of our restricted common stock at deemed issuance price of $2.90 per share pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective August 17, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on November 10, 2009 we issued 9,500 shares of our restricted common stock, and on December 2, 2009 we issued 9,500 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective September 1, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on November 10, 2009 we issued 2,500 shares of our common stock, on December 2, 2009 we issued 2,500 shares of our common stock, and on January 5, 2010 we issued 2,500 shares of our common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective September 1, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 12, 2010 we issued 7,000 shares of our restricted common stock at a deemed issuance price of $1.50 per share pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective November 9, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on November 30, 2009 we issued 10,000 shares of our restricted common stock, and on December 29, 2009 we issued 10,000 shares of our restricted common stock, in each case at deemed issuance price of $3.03 per share and pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective December 21, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 14, 2010 we issued 5,000 shares of our restricted common stock, and on February 15, 2010 we issued 5,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 21, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 14, 2010 we issued 1,648 shares of our common stock, and on February 15, 2010 we issued 1,648 shares of our common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 29, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 27, 2010 we issued 2,725 shares of our restricted common stock at a deemed issuance price of $3.67 per share pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 30, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on February 3, 2010 we issued 1,090 shares of our restricted common stock at a deemed issuance price of $3.67 per share pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective January 25, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on February 12, 2010 we issued 1,083 shares of our restricted common stock at a deemed issuance price of $3.19 per share pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Asset Purchase Agreement

Effective November 1, 2007 we entered into a binding letter Agreement to Purchase Assets, on August 25, 2008 we entered into an agreement amending the underlying Agreement to Purchase Assets, and on January 25, 2010 we entered into an agreement further amending the underlying Agree to Purchase Assets. In accordance with the terms of the further amending agreement, on February 8, 2010 we issued 10,448 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Stock Bonuses

Effective November 27, 2009, we approved a year-end bonus plan. In accordance with the bonus plan, on January 6, 2010 we issued an aggregate of 55,136 shares of our restricted common stock to eighteen individuals who are directors, officers, employees or consultants for our Company. We relied on an exemption from registration provided by (i) Rule 506 of Regulation D and or Section 4(2) of the Securities Act with respect to the issuance of shares to 13 of such individuals and (ii) Regulation S and or Section 4(2) of the Securities Act with respect to the issuance of shares to the remaining five individuals.

Penalty Warrants

On March 1, 2010, we issued 67,480 warrants to 47 of our existing security holders as liquidated damages pursuant to the terms of registration rights agreements between us and such security holders. Each such warrant is exercisable to purchase one share of our common stock at a price of $4.25 per share, expiring on March 1, 2012. We issued these warrants pursuant to registration rights agreements that formed part of our December 2007 private placement of units to such security holders, in which we agreed to keep the registration statement with respect to such December 2007 private placement securities effective for a period of three years; if we failed to do so, we agreed to issue to such security holders, each month until the situation is cured and in accordance with the terms of the registration rights agreements, one-hundredth of a warrant to acquire shares of our common stock for each $1.00 in aggregate funds paid by such security holders for our securities issued in the December 2007 private placement. The original registration statement relating to the securities issued in the December 2007 private placement is no longer effective. Accordingly, on March, 1, 2010 we issued these 67,480 warrants for no additional consideration, although we will receive proceeds if any of these warrants are exercised. We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D in connection with the issuance of these warrants.

On March 1, 2010, we issued 155,446 warrants to 45 of our existing security holders as liquidated damages pursuant to the terms of registration rights agreements between us and such security holders. Each such warrant is exercisable to purchase one share of our common stock at a price of $3.10 per share, expiring on March 1, 2012. We issued these warrants pursuant to registration rights agreements that formed part of our July 2008 private placement of units to such security holders, in which we agreed to keep the registration statement with respect to such July 2008 private placement securities effective for a period of two years; if we failed to do so, we agreed to issue to such security holders, each month until the situation is cured and in accordance with the terms of the registration rights agreements, one-hundredth of a warrant to acquire shares of our common stock for each $1.00 in aggregate funds paid by such security holders for our securities issued in the July 2008 private placement. The original registration statement relating to the securities issued in the July 2008 private placement is no longer effective. Accordingly, on March, 1, 2010 we issued these 155,446 warrants for no additional consideration, although we will receive proceeds if any of these warrants are exercised. We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D in connection with the issuance of these warrants.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: March 16, 2010

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: March 16, 2010