Form 10-K/A
period 2009-07-31
URANIUM ENERGY CORP
filed 2010-04-21
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

AVAILABLE INFORMATION

Uranium Energy Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission" or "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K/A that have been filed with the Commission at the Commission's Public Reference Room, 100 F Street N.E.., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 of Uranium Energy Corp. (the "Company") amends the Company's Form 10-K for the period ended July 31, 2009 filed with the Securities and Exchange Commission on October 15, 2009. The Form 10-K/A is being filed to provide certain expanded disclosure and revisions to our financial statements in response to comments from the SEC.

CERTAIN FINANCIAL DISCLOSURE

This Form 10-K/A of Uranium Energy Corp. includes financial information for the period ended July 31, 2007 which has been restated. As disclosed in the Company's Form 10-KSB/A Amendment No. 3 for the fiscal period ended July 31, 2007 filed with the Securities and Exchange Commission on June 9, 2008 (the "Amended Form 10-KSB"), the Company amended its Form 10-KSB for the period ended July 31, 2007 to, among other things, include restated audited financial statements for the period ended July 31, 2007 and year ended December 31, 2006 which reflect a re-evaluation of the impairment analysis of capitalized acquisition costs of the Company's mineral properties. See the Amended Form 10-KSB for more detailed information. Accordingly, the financial information for the period ended July 31, 2007 included in this Form 10-K/A may not be comparable to the financial information for such periods included in certain filings by the Company prior to the filing of the Amended Form 10-KSB.

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

Our Plan of Operations

Our plan of operations for the next 12 months is to continue with the exploration and permitting of our mineral properties. Specifically, we plan to complete the permitting and licensing process for the Goliad Project and to continue with the exploration and development programs of the Cebolleta Project for the Cibola Joint Venture.

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

The current leases range in size from 14 acres to 331.98 acres. Most of the leases have starting dates in 2005 or 2006 with term periods of five years with a five-year renewal option (Figure 4-2). The various lease fees and royalty conditions are negotiated with individual lessors and conditions vary from lease to lease. The following chart provides a summary of the material terms of the leases:

Property ID	Mineral Interest	Initiation Date	Term	Royalty	Gross Acres	Net Acres
80601	100.00%	10/06/04	10/06/09*	8.25%	84.36	84.36
80602	50.00%	08/24/05	08/24/10	8.25%	224.17	112.09
80603	100.00%	08/24/05	08/24/10	8.25%	242.75	242.75
80604	100.00%	10/06/04	10/06/09*	8.25%	42.18	42.18
80605	100.00%	11/02/05	11/02/10	8.25%	165.46	165.46
80606	100.00%	11/02/05	11/02/10	8.25%	293.18	293.18
80607	100.00%	12/19/05	12/19/10	8.25%	42.18	42.18
80608/80609	100.00%	12/20/05	12/20/10	8.25%	253.48	253.48

80610/80611	100.00%	12/20/05	12/20/10	8.25%	105.50	105.50
80612	100.00%	03/20/06	03/20/11	8.25%	188.44	188.44
80613	50.00%	03/20/06	03/20/11	8.25%	75.50	37.75
80614	50.00%	04/09/07	04/09/12	12.00%	130.69	65.35
80615	100.00%	04/23/07	04/23/12	12.00%	14.00	14.00
80616	50.00%	05/17/07	05/17/12	8.25%	75.50	37.75
80617	100.00%	05/29/07	05/29/12	12.00%	331.98	331.98
80618	50.00%	06/20/07	06/20/12	12.00%	116.52	58.26
80619	100.00%	08/27/07	08/27/12	12.00%	88.77	88.77
80621	25.00%	07/17/07	07/17/12	12.00%	10.10	2.53
80620	12.50%	09/25/07	09/25/12	12.00%	116.52	14.565
80622	100.00%	02/22/08	02/22/13	12.00%	122.20	122.20
80623	100.00%	06/12/08	06/12/13	12.00%	42.876	42.8760
*In process of being renewed.

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

There are currently no further exploratory programs scheduled or contemplated for the Goliad Project.

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

Within these two broad categories of work are included the following tasks, many of which are required by the regulatory bodies to whom the Company is subject to oversight for its exploration activities. The forecasted dates of completion of these tasks is also indicated. These are internal forecasts only, and the actual dates of the beginning or completion of these tasks may differ materially from the forecasts. Material expenditures have been budgeted in the amount of approximately $400,000 for legal representation, expert testimonies and miscellaneous expenses related to the contested case hearings referred to in the table below. At this time it has not been determined whether or not the Company will be required to draw upon all of the budgeted funds.

Radioactive Materials License

Archeology/History study	Q2 2006 - Q4 2006	Completed
Ecology study	Q1 2007 - Q4 2007	Completed
Soils/Sediments/Gamma testing	Q1 2007 - Q3 2007	Completed
Gamma/Radon-222 testing	Q1 2007 - Q2 2008	Completed
Socioeconomic study	Q1 2007 - Q3 2007	Completed
Radiological assessment	Q1 2007 - Q4 2008	Completed
MILDOS survey	Q1 2007 - Q2 2008	Completed
Scoping Study	Q3 2008 - Q4 2008	Completed
Agency review and approval	Q4 2008 - Q3 2009	In progress, 1st round of technical review completed.

Mine Permit

Area groundwater baseline study	Q2 2007 - Q2 2008	Completed
Geology/Hydrology study	Q2 2007 - Q4 2007	Completed
Deep disposal well study	Q3 2007 - Q3 2008	Completed
Mine permit review and draft permit approval	Q3 2007 - Q2 2008	Draft permit issued, in administrative contested case hearing.
Disposal well review and approval	Q4 2008 - Q3 2009	Final round of technical review completed.
Air exemption permit	Q4 2008 - Q1 2009	Issued
EPA aquifer exemption	Q4 2008 - Q1 2010	Goes to final approval after mine permit is issued.
PAA review and approval	Q3 2008 - Q3 2009	Final draft permit issued, in administrative contested case hearing with the mine permit.

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

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:
Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due
Goliad*	$Nil	$11,698	$Nil

*       An amount of approximately $400,000 has been budgeted for legal representation, expert testimonies, consultant fees and miscellaneous expenses related to the contested case hearings for the permitting and licensing process of the Goliad Project. It has not been determined whether or not the Company will be required to draw upon all of the budgeted funds.

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

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2009 and 2008, and the related statements of operations, stockholders equity, and cash flows for the years ended July 31, 2009 and July 31, 2008 and the 7 month period ended July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. as at July 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended July 31, 2009 and July 31, 2008 and the 7 month period ended July 31, 2007.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of as of July 31, 2009 and 2008, and the related statements of operations, stockholders equity, and cash flows for the years ended July 31, 2009 and July 31, 2008, the 7 month period ended July 31, 2007 of Uranium Energy Corp. and our report dated October 13, 2009, expressed an unqualified opinion thereon.

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

				(Unaudited)
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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2009

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, May 16, 2003	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	-	-	(24,133)	-	(24,133)

Balance, December 31, 2003 (Unaudited)	-	-	-	-	-	(24,133)	-	(24,133)

Common stock
Issued for cash at $0.0013 per share	11,550,000	7,700	7,700	-	-	-	-	15,400
Issued for cash at $0.20 per share	2,413,936	1,610	481,186	-	-	-	-	482,796
Issued on the conversion of debenture at $0.0013 per share	2,250,000	1,500	1,500	-	-	-	-	3,000
Issued on the conversion of debenture at $0.20 per share	35,000	23	6,977	-	-	-	-	7,000
Issued on settlement of debts	79,647	53	15,876	-	-	-	-	15,929

Net loss for the year	-	-	-	-	-	(109,322)	-	(109,322)

Balance, December 31, 2004 (Unaudited)	16,328,583	10,886	513,239	-	-	(133,455)	-	390,670

Common stock
Issued for cash at $0.333 per share	1,357,500	905	451,595	-	-	-	-	452,500
Issued pursuant to mineral property expenditures	825,000	550	274,450	-	-	-	-	275,000
Issued pursuant to service agreements	1,950,000	1,300	648,700	-	(650,000)	-	-	-

Stock based compensation	-	-	684,008	-	-	-	-	684,008

Reclassification for stock split	-	6,820	(6,820)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(1,377,431)	-	(1,377,431)

Balance, December 31, 2005 (Unaudited)	20,461,083	$ 20,461	$ 2,565,172	$ -	$ (650,000)	$ (1,510,886)	$ -	$ 424,747

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2009

	Common Stock		Additional Paid-in Capital	Subscriptions Received	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, December 31, 2005	20,461,083	$ 20,461	$ 2,565,172	$ -	$ (650,000)	$ (1,510,886)	$ -	$ 424,747

Common stock
Issued for cash at $1.00 per share	300,000	300	299,700	-	-	-	-	300,000
Issued for cash at $2.00 per share	2,525,000	2,525	5,047,475	-	-	-	-	5,050,000
Issued for cash at $2.50 per share	5,200,000	5,200	12,994,800	250,000	-	-	-	13,250,000
Issued on the exercise of options	3,137,505	3,137	1,622,563	-	-	-	-	1,625,700
Issued pursuant to mineral property expenditures	1,518,750	1,519	2,592,231	-	-	-	-	2,593,750
Issued pursuant to service agreements
- consulting services	1,172,500	1,173	1,156,327	-	(246,458)	-	-	911,042
- property expenditures	56,250	56	138,694	-	-	-	-	138,750

Share issuance costs	-	-	(329,700)	-	-	-	-	(329,700)

Stock based compensation
- options issued for consulting services	-	-	2,130,149	-	-	-	-	2,130,149
- options issued for management fees	-	-	273,253	-	-	-	-	273,253
- options issued for property expenditures	-	-	57,250	-	-	-	-	57,250
- options issued for wages and benefits	-	-	431,078	-	-	-	-	431,078
- warrants issued for consulting services	-	-	1,618,526	-	-	-	-	1,618,526

Amortization of deferred compensation	-	-	-	-	650,000	-	-	650,000
Net loss for the year	-	-	-	-	-	(11,608,135)	-	(11,608,135)

Balance, December 31, 2006 (Unaudited)	34,371,088	$ 34,371	$ 30,597,518	$ 250,000	$ (246,458)	$ (13,119,021)	$ -	$ 17,516,410

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2009

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

FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2009

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

FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2009

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

				(Unaudited)
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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

In accordance with EITF Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures", the Company accounts for Cibola Resources LLC using the proportional method of consolidation.

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

          an initial $57,000 cash payment (paid); and

          the $38,000 balance by way of issuance of an aggregate of 19,000 fully paid and non-assessable restricted common shares at a deemed issuance price of $2.00 per share (issued); and

        a further non-refundable Purchase Price Payment of $100,000 payable on or before October 31, 2009 in the following manner:

          an initial $50,000 cash payment; and

          the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009, which would equate to the said balance of $50,000; and

    Purchase Price Maintenance Payments: pay, or cause to be paid, all outstanding, existing and future underlying regulatory and governmental fees, payments and assessment work required to keep the Mineral Claim interests comprising the Assets in good standing during the continuance of the Agreement and prior to the Company's satisfaction of the entire Purchase Price consideration and including, without limitation, all permitting costs, transfer fees and any reclamation costs associated in any manner with the Mineral Claim interests comprising the Assets.

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

				(Unaudited)
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

A summary of options outstanding and exercisable as at July 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2009	Weighted Average Exercise Price	Exercisable at July 31, 2009	Weighted Average Exercise Price

$0.33 to $0.46	4,625,500	$ 0.41	4,455,500	$ 0.41
$0.56 to $0.95	350,000	0.92	301,250	0.94
$1.50	155,000	1.50	82,500	1.50
$2.46 to $5.70	150,000	3.82	150,000	3.82

	5,280,500	$ 0.57	4,989,250	$ 0.54

Stock Based Compensation

A summary of stock based compensation expense for the year ended July 31, 2009:

	Year Ended July 31, 2009	Year Ended July 31, 2008	Seven Months Ended July 31, 2007	For the Period From May 16, 2003 (inception) to July 31, 2009

				(Unaudited)
Stock Based Consulting
rtization of deferred compensation	$ -	$ -	$ 246,458	$ 1,157,500
Restricted common stock issued for consulting services	482,526	125,975	74,725	689,476
Options issued to consultants	328,297	337,150	382,875	3,862,479
Warrants issued for consulting services	-	-	-	1,618,526

	810,823	463,125	704,058	7,327,981

Stock Based Management Fees
Amortization of deferred compensation	-	-	-	650,000
Options issued to management	262,500	2,019,250	1,774,500	4,329,503

	262,500	2,019,250	1,774,500	4,979,503

Stock Based Wages and Benefits
Options issued to employees	666,281	1,326,395	236,213	2,659,967

	$ 1,739,604	$ 3,808,770	$ 2,714,771	$ 14,967,451

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

(Unaudited)

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

  compliance with applicable governmental laws, rules and regulations;

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

Due to the economic downturn in late 2008 and 2009, all director and officer cash compensation amounts were voluntarily reduced by 20% effective January 1, 2009 through July 31, 2009.

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

During our year ended July 31, 2009, (specifically, on December 19, 2008), we lowered the exercise price of certain options exercisable for common shares, which options had been previously granted to certain officers, directors and consultants under our 2006 Stock Incentive Plan. Certain of these options that were repriced were held by the Named Executive Officers, as follows:

Name	Number of Options	Expiry Date	Original Exercise Price ($)	Revised Exercise Price
Amir Adnani	225,000	January 2, 2017	3.30	0.45
	250,000	April 7, 2018	2.50	0.45
Harry L. Anthony	225,000	January 2, 2017	3.30	0.45
	250,000	April 7, 2018	2.50	0.45
Pat Obara	200,000	October 10, 2016	1.30	0.45
	25,000	January 2, 2017	3.30	0.45
	125,000	April 7, 2018	2.50	0.45

Stock Options Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended July 31, 2009 as follows:

Name	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value of Option

Amir Adnani, President and Chief Executive Officer	$Nil	N/A	$Nil
Harry L. Anthony, Chief Operating Officer	$Nil	N/A	$Nil
Pat Obara, Chief Financial Officer	$Nil	N/A	$Nil

No options were exercised by the Named Executive Officers in the fiscal year ended July 31, 2009.

The following table sets forth information as at July 31, 2009, relating to options that have been granted to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexer-cisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expir-ation Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Mar-ket Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Awards: Number of Un-earned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amir Adnani, President and CEO	202,500 225,000 250,000	- - -	- - -	0.33 0.45 0.45	12/20/15 01/01/17 04/07/18	- - -	- - -	- - -	- - -
Harry L. Anthony, Chief Operating Officer	202,500 172,500 225,000 250,000	- - - -	- - - -	0.33 0.33 0.45 0.45	12/20/15 02/01/16 01/01/17 04/07/18	- - - -	- - - -	- - - -	- - - -
Pat Obara, Chief Financial Officer	200,000 25,000 125,000	- - -	- - -	0.45 0.45 0.45	10/10/16 01/01/17 04/07/18	- - -	- - -	- - -	- - -

(1)   There are no outstanding stock awards for the Named Executive Officers.

Long Term Incentive Plans

The Company does not maintain any long-term incentive plans, including, without limitation, any pension or other contribution plan.

Directors Compensation Table

The following table sets forth information relating to compensation paid to our directors in the year ended July 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Alan P. Lindsay, Chairman	63,554(1)	-	20,000(2)	-	-	-	83,554
Amir Adnani	-	-	-	-	-	-	-
Harry L. Anthony	-	-	-	-	-	-	-
Erik Essiger	37,181	-	11,000(2)	-	-	-	48,181
Ivan Obolensky	27,500	-	8,000(2)	-	-	-	35,500
Vincent Della Volpe	28,000	-	15,000(2)	-	-	-	43,000
Mark Katsumata	4,252	-	92,250(2)	-	-	-	96,502

(1) Alan P. Lindsay received monthly fees through July 31, 2009, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(2) This amount represents the fair value of options at the date of grant or repriced during the year, estimated using the Black-Scholes option pricing model. See Note 10 to our financial statements contained herein. The option expense incurred for Mr. Katsumata during the year was the fair value of options awarded to him upon his becoming a member of our Board of Directors.  Comparatively, the option expense incurred for the other directors during the year was the fair value of options repriced on December 19, 2008.

(3) As of July 31, 2009 our directors held options to acquire an aggregate of 2,852,500 shares of our common stock: Alan P. Lindsay 850,000 options, Amir Adnani 677,500 options, Harry L. Anthony 850,000 options, Erik Essiger 150,000 options, Ivan Obolensky 100,000 options, Vincent Della Volpe 150,000 options, and Mark Katsumata 75,000 options.

Alan P. Lindsay serves as the Company's Chairman and director and is retained accordingly on a yearly basis. Mr. Lindsay is compensated on a monthly basis at a rate of $6,000 per month. Due to the economic downturn in late 2008 and 2009, all director and officer cash compensation amounts were voluntarily reduced by 20% effective January 1, 2009 through July 31, 2009, such that the monthly amount paid to Mr. Lindsay from January 1, 2009 through July 31, 2009 was $4,800 per month.

Amir Adnani serves as the Company's Chief Executive Officer, President and as a director, and Harry L. Anthony serves as the Company's Chief Operating Officer and a director. Messrs Adnani and Anthony are retained according to their Executive Services Agreements and their compensation for serving as executive officers of the Company is disclosed above in the "Summary Compensation Table." As shown in the Director Compensation Table above, Messrs Adnani and Anthony do not receive additional compensation in connection with their service as directors of the Company.

Erik Essiger, Ivan Obolensky, Vincent Della Volpe and Mark Katsumata are independent directors of the Company. Mr. Essiger serves as Chairman of the Company's Compensation Committee and Mr. Katsumata serves as Chairman of the Company's Audit Committee. The independent directors are retained on a yearly basis for their service and are paid quarterly based on their annual retainer fees, which are as follows:

  Erik Essiger (Euro 20,000 per year);

  Ivan Obolensky (US$20,000 per year);

  Vincent Della Volpe (US$20,000 per year); and

  Mark Katsumata (Cdn$25,000 per year).

The amounts listed above are all-inclusive retainer fees; there are no additional committee and/or chairmanship fees or meeting attendance fees above and beyond such annual retainer fees. As indicated above, due to the economic downturn in late 2008 and 2009, all director and officer cash compensation amounts were voluntarily reduced by 20% effective January 1, 2009 through July 31, 2009; as such, the quarterly payments to each of these independent directors was reduced by 20% from January 1, 2009 to July 31, 2009.

In addition to such retainers, from time to time directors may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry.

Standard retainer amounts paid to directors, as well as any bonus payments or options, are determined by the Company's Compensation Committee and ratified by the Board of Directors.

The following table sets forth information relating to compensation paid to our directors in the year ended July 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(3) ($)	Total ($)

Alan P. Lindsay, Chairman	66,420 (1)	-	407,500(2)	473,920
Amir Adnani	-	-	-	-
Harry L. Anthony	-	-	-	-
Erik Essiger	15,692	-	81,500(2)	97,192
Ivan Obolensky	10,167	-	163,000 (2)	173,167
Vincent Della Volpe	7,025	-	348,500(2)	355,525

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

The following table sets forth information relating to compensation paid to our directors in the seven month period ended July 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(3) ($)	Total ($)

Alan P. Lindsay, Chairman	9,540(1)	-	-	9,540
Amir Adnani	-	-	-	-
Harry L. Anthony	-	-	-	-
Erik Essiger	-	-	-	-
Ivan Obolensky	-	-	473,000(2)	473,000
Vincent Della Volpe	-	-	-	-

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

Employment and Consulting Agreements

Anthony Executive Services Agreement

On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement between us and Harry L. Anthony. On July 1, 2006, our Board of Directors approved an amendment to this agreement, extending the initial term thereunder to July 1, 2008. On July 23, 2009 our Board of Directors approved the entering into a further amended and restated executive services agreement with Mr. Anthony (the "Anthony Agreement") with a term expiring on July 23, 2012. Pursuant to the terms and provisions of the Anthony Agreement: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer; (ii) we shall pay to Mr. Anthony a monthly fee of $19,167; and (iii) we shall grant to Mr. Anthony incentive stock options to purchase not less than 365,000 shares at an exercise price of not more than $0.33 per share and exercisable for a period of not less than 10 years from the date of grant. The Anthony Agreement is subject to automatic renewal unless either the Company or Mr. Anthony provides written notice not to renew the Anthony Agreement no later than 90 days prior to the end of the then-current term.

Adnani Executive Services Agreement

On July 1, 2006, our Board of Directors authorized and approved an executive services agreement between us and Amir Adnani, as amended by letter agreement dated July 1, 2007, which provided for an initial term expiring July 1, 2009. On July 23, 2009 our Board of Directors approved the entering into a further amended and restated executive services agreement (the "Adnani Agreement") with Amir Adnani Corp. (the "Consultant") with a term expiring on July 23, 2012. Pursuant to the terms and provisions of the Adnani Agreement: (i) through the Consultant, Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to the Consultant a monthly fee of $19,167; and (iii) we shall grant to the Consultant incentive stock options to purchase not less than 365,000 shares at an exercise price of not more than $0.33 per share and exercisable for a period of not less than 10 years from the date of grant. The Adnani Agreement is subject to automatic renewal unless either the Company or Mr. Anthony provides written notice not to renew the Anthony Agreement no later than 90 days prior to the end of the then-current term.

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

Mr. Obara and the Company intend to enter into an amended agreement but such agreement has not yet been finalized. Mr. Obara continues to provide services under the provisions of the original agreement on a month to month basis.

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

(2)   This figure includes (i) 1,731,301 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani's wife, (iii) stock options to purchase 927,500 shares of our common stock.

(3)   This figure includes (i) 1,306,287 shares of common stock, (ii) 163,500 shares of common stock held of record by Alan P. Lindsay's wife, (iii) stock options to purchase 950,000 shares of our common stock. Mr. Lindsay is the father-in-law of Amir Adnani.

(4)   This figure includes (i) 772,500 shares of common stock, (ii) stock options to purchase 1,100,000 shares of our common stock.

(5)   This figure represents stock options to purchase 500,000 shares of our common stock.

(6)   This figure represents stock options to purchase 225,000 shares of our common stock.

(7)   This figure represents (i) 16,000 shares of common stock, and (ii) stock options to purchase 150,000 shares of our common stock.

(8)   This figure represents stock options to purchase 200,000 shares of our common stock.

(9)   This figure represents stock options to purchase 150,000 shares of our common stock.

(10) This figure includes (i) 3,992,588 shares of common stock, and (ii) stock options to purchase 4,202,500 shares of our common stock.

(11) This figure includes (i) 2,083,334 shares of our common stock, and (ii) 1,041,667 share purchase warrants. Anders Malcolm, Managing Director of Vontobel Fund Global New Trend Power, has discretionary voting and investment authority over these shares.

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

During the seven months ended July 31, 2007, we had transactions with certain officers and directors as follows:

(a)          incurred $302,697 in management fees ($88,750 to Amir Adnani, $93,750 to Harry Anthony, $58,950 to Randall Reneau, $51,707 to Pat Obara, and $9,540 to Alan Lindsay) and recorded an additional $1,774,500 in stock based compensation expense ($616,500 to Amir Adnani, $616,500 to Harry Anthony, $473,000 to Ivan Obolensky, and $68,500 to Pat Obara);

(b)          incurred $20,745 in consulting fees paid to a company controlled by a direct family member of a current director (Mr. Alan Lindsay);

(c)          incurred $11,980 in media and website development fees paid to a company controlled by a direct family member of a current officer (Mr. Amir Adnani);

(d)          paid management bonuses of $225,581 accrued in the prior fiscal year ($130,000 to Amir Adnani, $25,000 to Harry Anthony, $62,000 to Randall Reneau, and $8,581 to Pat Obara).

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

Material Contracts

Anthony Executive Services Agreement

On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement between us and Harry L. Anthony. On July 1, 2006, our Board of Directors approved an amendment to this agreement, extending the initial term thereunder to July 1, 2008. On July 23, 2009 our Board of Directors approved the entering into a further amended and restated executive services agreement with Mr. Anthony (the "Anthony Agreement") with a term expiring on July 23, 2012. Pursuant to the terms and provisions of the Anthony Agreement: (i) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer; (ii) we shall pay to Mr. Anthony a monthly fee of $19,167; and (iii) we shall grant to Mr. Anthony incentive stock options to purchase not less than 365,000 shares at an exercise price of not more than $0.33 per share and exercisable for a period of not less than 10 years from the date of grant. The Anthony Agreement is subject to automatic renewal unless either the Company or Mr. Anthony provides written notice not to renew the Anthony Agreement no later than 90 days prior to the end of the then-current term.

Adnani Executive Services Agreement

On July 1, 2006, our Board of Directors authorized and approved an executive services agreement between us and Amir Adnani, as amended by letter agreement dated July 1, 2007, which provided for an initial term expiring July 1, 2009. On July 23, 2009 our Board of Directors approved the entering into a further amended and restated executive services agreement (the "Adnani Agreement") with Amir Adnani Corp. (the "Consultant") with a term expiring on July 23, 2012. Pursuant to the terms and provisions of the Adnani Agreement: (i) through the Consultant, Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to the Consultant a monthly fee of $19,167; and (iii) we shall grant to the Consultant incentive stock options to purchase not less than 365,000 shares at an exercise price of not more than $0.33 per share and exercisable for a period of not less than 10 years from the date of grant. The Adnani Agreement is subject to automatic renewal unless either the Company or Mr. Anthony provides written notice not to renew the Anthony Agreement no later than 90 days prior to the end of the then-current term.

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

Mr. Obara and the Company intend to enter into an amended agreement, however such agreement has not yet been finalized. Mr. Obara continues to provide services under the provisions of the original agreement on a month to month basis.

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

ITEM 15.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K/A:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Audit Committee Charter(1)
3.4	Ethics Charter(1)
10.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
10.2	Mineral Asset Option Agreement(3)
10.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
10.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
10.5	Harry A. Moore Trust Agreement(5)
10.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
10.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
10.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
10.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
10.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani(6)
10.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
10.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis(7)
10.13	Consulting Agreement dated February 1, 2007 between the Company and Epoch Financial Group Inc. (12)
10.14	Web Services Agreement dated March 21, 2007 between the Company and Market Pathways Financial Relations Inc.(12)
10.15	Letter Option Agreement dated March 28, 2007 between the Company and Betty, Fred and Marty Holley(12)
10.16	Consulting Agreement dated March 29, 2007 between the Company and EuroXchange Consulting Ltd.(12)
10.17	Database Agreement dated April 4, 2007 between the Company and Paul Pierce(12)
10.18	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc.(11)
10.19	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.20	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.21	Agency Agreement between Uranium Energy Corp. and National Bank Financial Inc., RBC Dominion Securities Inc. and Canaccord Capital Corporation dated December 12, 2007(17)

Exhibit Number	Description of Exhibit
10.22	Registration Rights Agreement dated December 12, 2007 between Uranium Energy Corp. and National Bank Financial Inc.(17)
10.23	Form of Subscription Agreement between Uranium Energy Corp. and certain selling stockholders(17)
10.24	Form of Warrant Certificate(17)
10.25	Form of Registration Rights Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.26	Form of Subscription Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.27	Form of Warrant Certificate provided by Uranium Energy Corp. to the subscribers of the July 2008 Units(18)
10.28	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (14)
10.29	Amendment and Extension to Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (15)
10.30	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (16)
10.31	2005 Stock Option Plan of Uranium Energy Corp.(8)
10.32	Amended 2005 Stock Option Plan(9)
10.33	2006 Stock Incentive Plan of Uranium Energy Corp.(10)
10.34	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009(19)
10.35	Variation Agreement between Uran Limited and the Company dated May 28, 2009(20)
10.36	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc.(21)
10.37	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009(22)
10.38	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009(22)
10.39	Form of Warrant Certificate(23)
10.40	2009 Stock Incentive Plan(24)
10.41	Further Amended and Restated Executive Services Agreement between the Company and Amir Adnani Corp. dated July 23, 2009(25)
10.42	Further Amended and Restated Executive Services Agreement between the Company and Harry L. Anthony dated July 23, 2009(25)
10.43	Uranium Mining Lease dated October 6, 2004 (Property ID 80601)
10.44	Uranium Mining Lease dated August 24, 2005 (Property ID 80602)
10.45	Uranium Mining Lease dated August 24, 2005 (Property ID 80603)
10.46	Uranium Mining Lease dated October 6, 2004 (Property ID 80604)
10.47	Uranium Mining Lease dated November 2, 2005 (Property ID 80605)
10.48	Uranium Mining Lease dated November 2, 2005 (Property ID 80606)

Exhibit Number	Description of Exhibit
10.49	Uranium Mining Lease dated December 19, 2005 (Property ID 80607)
10.50	Uranium Mining Lease dated December 20, 2005 (Property IDs 80608 and 80609)
10.51	Uranium Mining Lease dated December 20, 2005 (Property IDs 80610 and 80611)
10.52	Uranium Mining Lease dated March 20, 2006 (Property ID 80612)
10.53	Uranium Mining Lease dated March 20, 2006 (Property ID 80613)
10.54	Uranium Mining Lease dated April 9, 2007 (Property ID 80614)
10.55	Uranium Mining Lease dated April 23, 2007 (Property ID 80615)
10.56	Uranium Mining Lease dated May 17, 2007 (Property ID 80616)
10.57	Uranium Mining Lease dated May 29, 2007 (Property ID 80617)
10.58	Uranium Mining Lease dated June 20, 2007 (Property ID 80618)
10.59	Uranium Mining Lease dated August 27, 2007 (Property ID 80619)
10.60	Uranium Mining Lease dated July 17, 2007 (Property ID 80621)
10.61	Uranium Mining Lease dated September 25, 2007 (Property ID 80620)
10.62	Uranium Mining Lease dated February 22, 2008 (Property ID 80622)
10.63	Uranium Mining Lease dated June 12, 2008 (Property ID 80623)
23.1	Consent of Independent Auditors, Ernst & Young, LLP, filed herewith as an exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith as an exhibit

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

      Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:        /s/ Amir Adnani
              Amir Adnani
              President, Chief Executive Officer and a director
              Date: April 21, 2010.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Amir Adnani
              Amir Adnani
              President, Chief Executive Officer and a director
              Date: April 21, 2010.

By:         /s/ Pat Obara
              Pat Obara
              Secretary, Treasurer and Chief Financial Officer
              Date: April 21, 2010.

By:         /s/ Alan P. Lindsay
              Alan P. Lindsay
              Chairman and a director
              Date: April 21, 2010.

By:         /s/ Harry L. Anthony
              Harry L. Anthony
              Chief Operating Officer and a director
              Date: April 21, 2010.

By:         /s/ Mark Katsumata
              Mark Katsumata
              A director
              Date: April 21, 2010.

__________