Form 10-Q
period 2010-04-30
URANIUM ENERGY CORP
filed 2010-06-11
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended April 30, 2010

or

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,738,239 shares of common stock outstanding as of June 9, 2010.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2010	July 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$ 25,869,948	$ 24,265,643
Available-for-sale securities (Note 4)	39,370	43,200
Accounts and interest receivable	26,011	26,895
Prepaid expenses and deposits	395,159	139,514

	26,330,488	24,475,252

MINERAL RIGHTS AND PROPERTIES (Notes 3 and 5)	14,679,984	10,780,126
PROPERTY, PLANT AND EQUIPMENT (Notes 3 and 6)	8,411,808	865,360
RECLAMATION DEPOSITS (Notes 3 and 7)	2,746,082	21,222
ASSETS RELATING TO DISCONTINUED OPERATIONS (Note 5)	-	2,469,595

	$ 52,168,362	$ 38,611,555

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,078,112	$ 722,019
Due to related parties (Note 8)	7,887	39,781

	1,085,999	761,800

ASSET RETIREMENT OBLIGATIONS (Notes 3 and 9)	2,792,463	-

	3,878,462	761,800

STOCKHOLDERS' EQUITY
Capital stock (Note 10)
Common stock $0.001 par value: 750,000,000 shares authorized
60,644,475 shares issued and outstanding
(July 31, 2009 - 56,237,269)	60,644	56,237
Additional paid-in capital	109,136,359	91,686,382
Share subscription deposits	96,179	-
Share issuance obligations	194,700	-
Deficit accumulated during the exploration stage	(61,204,752)	(53,903,464)
Accumulated other comprehensive income	6,770	10,600

	48,289,900	37,849,755

	$ 52,168,362	$ 38,611,555

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period from May 16, 2003 (inception) to April 30, 2010

EXPENSES
Consulting fees	$ 123,953	$ 52,022	$ 356,049	$ 170,562	$ 2,060,680
Depreciation, amortization and accretion	239,007	132,068	543,291	396,482	1,583,440
General and administrative (Note 8)	1,365,241	728,883	3,355,091	2,480,259	17,742,505
Impairment loss on mineral properties (Note 5)	11,800	1,182,096	11,800	1,223,038	1,538,308
Finance charges	517,273	-	517,273	-	689,003
Management fees (Note 8)	209,184	145,255	1,047,245	594,819	3,707,030
Mineral property expenditures (Note 5)	1,500,934	685,626	2,844,122	3,469,124	18,091,002
Professional fees	194,888	62,035	492,204	354,682	2,654,997
Stock based compensation (Note 10)	1,092,515	373,108	6,118,280	1,093,937	21,085,731

	5,254,795	3,361,093	15,285,355	9,782,903	69,152,696

LOSS BEFORE OTHER ITEMS	(5,254,795)	(3,361,093)	(15,285,355)	(9,782,903)	(69,152,696)
Interest income	3,873	3,141	22,338	51,631	643,068
Other income	5,543	-	15,761	-	91,819
(Loss) gain on sale of assets	(2,221)	(14,370)	(3,677)	(14,370)	345,710
Gain on sale of investments	-	-	-	-	47,548
Transaction costs (Note 3)	(70,232)	-	(584,436)	-	(584,436)

LOSS FROM CONTINUING OPERATIONS	(5,317,832)	(3,372,322)	(15,835,369)	(9,745,642)	(68,608,987)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 5)	8,534,081	(265,951)	8,534,081	(420,754)	7,404,235

NET INCOME (LOSS) FOR THE PERIOD	3,216,249	(3,638,273)	(7,301,288)	(10,166,396)	(61,204,752)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES	(34,580)	22,794	(3,830)	22,794	6,770

TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$ 3,181,669	$ (3,615,479)	$ (7,305,118)	$ (10,143,602)	$ (61,197,982)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED
Loss from continuing operations	$ (0.09)	$ (0.07)	$ (0.27)	$ (0.21)
Income (loss) from discontinued operations	0.14	(0.01)	0.15	(0.01)

Net income (loss) per share	$ 0.05	$ (0.08)	$ (0.12)	$ (0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED	60,400,517	46,453,940	58,436,785	46,398,960

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Share Subscription	Share Issuance	Accumulated	Accumulated Other Comprehen-	Stockholders'
	Shares	Amount	Capital	Deposits	Obligations	Deficit	sive Income	Equity

Balance, July 31, 2009	56,237,269	$ 56,237	$ 91,686,382	$ -	$ -	$ (53,903,464)	$ 10,600	$ 37,849,755

Common stock
Issued on the exercise of options and warrants	1,077,641	1,078	1,032,873	96,179	-	-	-	1,130,130
Issued pursuant to the STMV and Everest acquisitions (Note 3)	2,755,000	2,755	9,749,945	-	194,700	-	-	9,947,400
Issued pursuant to service agreements	508,981	509	1,426,414	-	-	-	-	1,426,923
Issued pursuant to property acquisitions	10,448	10	32,170	-	-	-	-	32,180

Warrants issued as penalties pursuant to private placement agreements	-	-	517,273	-	-	-	-	517,273

Stock based compensation
Issued as consulting services	15,980	16	1,600,606	-	-	-	-	1,600,622
Issued as management fees	7,258	7	1,986,557	-	-	-	-	1,986,564
Issued as wages and benefits	31,898	32	1,104,139	-	-	-	-	1,104,171

Net loss for the period	-	-	-	-	-	(7,301,288)	-	(7,301,288)

Unrealized loss on available -for-sale securities	-	-	-	-	-	-	(3,830)	(3,830)

Balance, April 30, 2010	60,644,475	$ 60,644	$ 109,136,359	$ 96,179	$ 194,700	$ (61,204,752)	$ 6,770	$ 48,289,900

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period From May 16, 2003 (inception) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (7,301,288)	$ (10,166,396)	$ (61,204,752)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	6,118,280	1,093,937	21,224,481
Impairment loss on mineral properties	11,800	1,223,038	1,538,308
Depreciation, amortization and accretion	543,291	396,482	1,583,440
Loss (gain) on sale of assets	3,677	14,370	(345,710)
Gain on sale of discontinued operations	(8,534,081)	-	(8,534,081)
Non-cash financing charges	517,273	-	689,003
Other non-cash adjustments	-	-	(57,462)
Changes in operating assets and liabilities:
Accounts and interest receivable	884	38,759	(26,011)
Prepaid expenses and deposits	(255,645)	110,580	(374,632)
Accounts payable and accrued liabilities	356,093	(307,227)	1,075,210

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(8,539,716)	(7,596,457)	(44,432,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	1,033,951	14,500	68,511,922
Recovery of short swing profits	-	-	119,138
Share subscription deposits	96,179	-	96,179
Advances to related parties	(31,894)	31,975	7,887

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,098,236	46,475	68,735,126

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in mineral rights and properties	(91,900)	14,771	(5,534,008)
Acquisition of databases	-	(6,500)	(908,250)
Acquisition of land use rights	-	-	(70,200)
Proceeds from sale of assets	11,003,723	10,275	11,163,998
Proceeds from sale of investments	-	-	282,588
Purchase of property, plant and equipment	(89,756)	(50,697)	(1,569,596)
STMV and Everest acquisition (Note 3)	(1,080,000)	-	(1,080,000)
Reclamation deposits	(227,860)	138,655	(249,082)
Settlement of retirement obligations	(468,422)	-	(468,422)

NET CASH FLOWS FROM INVESTING ACTIVITIES	9,045,785	106,504	1,567,028

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,604,305	(7,443,478)	25,869,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,265,643	13,137,318	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 25,869,948	$ 5,693,840	$ 25,869,948

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
  AND FINANCING ACTIVITIES (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

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

Since November 1, 2004, the Company has acquired mineral leases or entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at April 30, 2010, the Company has interests in approximately 48,374 net acres of mineral properties which have been purchased, staked or leased.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at April 30, 2010, the Company has working capital of $25,244,489 and an accumulated deficit of $61,204,752. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $68,511,922 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by generally accepted accounting principles in the United States of America ("U.S. GAAP") for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2009 included in the Company's Annual Report on Form 10-K as amended filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K as amended. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

NOTE 2:             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions, valuation of stock-based compensation, valuation of available-for-sale securities, and the assessment of fair values of assets acquired and liabilities assumed in a business combination. Other areas requiring estimates include allocations of expenditures to resource property interests, depreciation of property and equipment, and amortization of databases. Actual results could differ from those estimates.

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

On a quarterly basis the Company updates cost estimates, and other assumptions used in the valuation of asset retirement obligations at each of its mineral properties to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the fair value of asset retirement obligations. During the nine months ended April 30, 2010 the Company recorded $3,245,400 as an estimate of the asset retirement obligations at its various properties pursuant to the STMV acquisition (refer to Note 3).

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. Diluted net earnings (loss) per share is computed using the treasury stock method which assumes that all dilutive options and warrants were exercised at the beginning of the period and the proceeds to be received were applied to repurchase common shares at the market price for the period. Stock options and warrants are dilutive when the market price of the common shares at the end of the period exceeds the exercise price of the options and warrants and when the Company generates income.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. As at April 30, 2010, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

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

The Hobson uranium processing facility acquired pursuant to the STMV Acquisition is being prepared for use with the Company's Goliad and Palangana projects, and therefore not currently subject to amortization (refer to Note 3).

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
APRIL 30, 2010 (Unaudited)

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
APRIL 30, 2010 (Unaudited)

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
APRIL 30, 2010 (Unaudited)

Purchase Price
Allocation

Assets
Property, plant and equipment	$ 7,784,000
Mineral rights and properties	3,991,800
Reclamation deposits	2,497,000

14,272,800

Liabilities
Asset retirement obligations	3,245,400

Net Assets Acquired	$ 11,027,400

The revenues and expenses from the STMV Acquisition have been included in the Company's consolidated statements of income from December 18, 2009 through April 30, 2010. The STMV Acquisition increased operating expenses for the period from December 18, 2009 to April 30, 2010 by approximately $1,984,147, of which $280,008 was recorded as stock based compensation. Additionally, the Company has incurred $584,436 in transaction related costs for the nine months ended April 30, 2010 and total transaction related costs are estimated to be $635,000.

If the business combination had taken place at August 1, 2008, the revenue would be $Nil for all periods and the net income (loss) would be $3,231,089 and ($8,618,604) for the three and nine months ended April 30, 2010 respectively, and the net loss would be $4,965,551 and $22,162,988 for the three and nine months ended April 30, 2009 respectively.

NOTE 4:             AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consisted of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. As at April 30, 2010, the Company has recorded an unrealized gain of $6,770 on available-for-sale securities which is recognized in accumulated other comprehensive income.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the Company's available-for-sale securities using the following inputs at April 30, 2010 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Available-for-Sale Securities
Strategic Resources Inc.	$ 19,770	$ -	$ -
Uran Limited	19,600	-	-

	$ 39,370	$ -	$ -

NOTE 5:             MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

As at April 30, 2010, the Company has interests in 54,562 gross acres (48,374 net mineral acres) of mineral properties that have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $13,799,709 including $8,249,750 representing the fair value of non-cash compensation and $3,991,800 representing the fair value allocation of Palangana as a component of the STMV Acquisition. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at April 30, 2010, total yearly recurring maintenance payments of approximately $497,600 are required to maintain existing mineral leases.

Hobson Processing Facility

On December 18, 2009, the Company completed the STMV Acquisition which included the Hobson Processing Facility ("Hobson"). Hobson is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and was subsequently refurbished and expanded to a drying and packaging capacity of 2,500,000 pounds of U3O8 per year in Q3 2008. Hobson's capacity can be doubled with the installation of a second and larger vacuum dryer.

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

Palangana Project

On December 18, 2009, the Company acquired Palangana through its acquisition of STMV (refer to Note 3). Palangana had an estimated fair value of $3,991,800 at the time of acquisition. The Palangana Project is a prior-producing, ISR project located in the South Texas uranium belt. The 2,500 hectare (6,200 acre) property is located approximately 100 miles south of the Hobson processing facility.

Goliad Project

On October 11, 2005, the Company entered into a mineral asset option agreement (the "Moore Option") granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 restricted common shares at a fair value of $0.33 per share. In consideration for the Moore Option and its partial exercise over the option term, the Company has made cash payments totaling $200,000 and issued 3,000,000 shares of restricted common stock. Upon completion of the terms of the Moore Option, title to the leases was transferred to the Company.

Acquisition costs for the Moore Option total $8,407,500 as at April 30, 2010 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $281,627 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,689,127 as at April 30, 2010.

Cibola Resources LLC

On April 27, 2007, with a reference date of April 26, 2007, the Company entered into a joint venture with Neutron Energy Inc. ("Neutron"), a Wyoming corporation, in connection with the exploration of a property covering 6,717 acres located in Cibola County, New Mexico (the "Property") for uranium resources. In connection with the joint venture, Cibola Resources LLC ("Cibola"), a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities as contemplated by the parties.

On November 5, 2009, the Company entered into an option agreement with Neutron, granting them the exclusive option (the "Option") to purchase and acquire its 49% interest in Cibola Resources, LLC for a cash payment of $11,000,000. On December 29, 2009, the Company and Neutron entered into a First Amendment of Option Agreement (the "Amendment") to amend certain provisions of an existing agreement dated November 5, 2009. The Amendment amends the original agreement as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

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

Effective March 30, 2010, Neutron exercised its option to acquire the Company's 49% interest in Cibola Resources, LLC for a cash payment of $11,000,000. As at March 30, 2010, the Company had capitalized mineral property acquisitions of $2,465,919 net of amortization (July 31, 2009 - $2,469,595), relating to Cibola Resources, LLC and accordingly, recorded an $8,534,081 gain on the sale of assets which is reported as discontinued operations.

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period From May 16, 2003 (inception) to April 30, 2010

Discontinued Operations
Gain on sale of assets	$ 8,534,081	$ -	$ 8,534,081	$ -	$ 8,534,081
Mineral property expenditures	-	(265,951)	-	(420,754)	(1,129,846)

	$ 8,534,081	$ (265,951)	$ 8,534,081	$ (420,754)	$ 7,404,235

New River Project

Effective November 1, 2007, the Company entered into a letter agreement to purchase assets, whereby the Company acquired certain mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the certain mineral claims. On August 25, 2008, the Company entered into an agreement amending the underlying purchase agreement. Under the terms of the amending agreement, the Company will pay an aggregate sum of $300,000, of which $88,000 may be paid with the issuance of restricted common stock. At April 30, 2010, the Company has made cumulative payments of $265,000 consisting of $192,000 in cash and the issuance of 29,448 restricted common shares. At the time of issuance, these restricted common shares had a fair value of $42,250, resulting in capitalized total charges of $234,250.

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

Additionally, the Company has incurred $23,000 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $257,250 as at April 30, 2010.

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
APRIL 30, 2010 (Unaudited)

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

Additionally, the Company has incurred $91,203 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $218,603 as at April 30, 2010. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $92,600 as of April 30, 2010.

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

Mineral rights and properties acquisition costs consist of the following:

	April 30, 2010	July 31, 2009

Mineral Rights and Properties, Unproven
Goliad, Texas	$ 8,689,127	$ 8,689,127
Palangana, Texas (Note 3)	3,991,800	-
New River, Arizona	257,250	195,070
Todilto, New Mexico	218,603	173,603

Other property acquisitions	642,929	637,829

	13,799,709	9,695,629

Databases, Net of Amortization	539,699	715,781
Land Use Agreements, Net of Amortization	340,576	368,716

	14,679,984	10,780,126

Assets Relating to Discontinued Operations
Cibola Resources, New Mexico	-	2,450,000
Databases, net of amortization	-	19,595

	-	2,469,595

	$ 14,679,984	$ 13,249,721

Through April 30, 2010, the Company has recorded an impairment loss of $1,538,308 (July 31, 2009 - $1,526,508) on cumulative acquisition costs of $15,338,017 (July 31, 2009 - $13,672,137).

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

Mineral property exploration costs on a regional basis are as follows:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period From May 16, 2003 (inception) to April 30, 2010

Exploration Costs, Continuing Operations
Arizona	$ 26,140	$ 4,380	$ 44,602	$ 14,130	$ 152,335
Colorado	-	-	16,395	54,960	299,751
Nevada	-	-	-	-	963
New Mexico	154	557	36,111	166,786	493,778
Texas	1,441,840	680,017	2,702,470	3,140,846	15,977,631
Utah	32,000	-	32,000	4,741	83,674
Wyoming	800	672	12,544	87,661	1,082,870

	1,500,934	685,626	2,844,122	3,469,124	18,091,002

Exploration Costs, Discontinued Operations
New Mexico	-	265,951	-	420,754	1,129,846

	$ 1,500,934	$ 951,577	$ 2,844,122	$ 3,889,878	$ 19,220,848

NOTE 6:             PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following:

	April 30, 2010	July 31, 2009

Property and Equipment
Computer equipment	$ 333,391	$ 234,862
Exploration equipment	1,166,382	247,828
Furniture and fixtures	180,930	49,280
Land	175,144	175,144
Leasehold improvements	8,728	8,728
Production facilities (Notes 3 and 5)	6,000,000	-
Vehicles	1,376,987	672,988

	9,241,562	1,388,830

Accumulated depreciation	(829,754)	(523,470)

	$ 8,411,808	$ 865,360

NOTE 7:             RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. During the nine months ended April 30, 2010 the Company deposited $233,275 to be held in trust for the Texas Commission on Environment Quality ("TCEQ") in conjunction with the STMV Acquisition. Additionally, an amount of $2,497,000 held in trust for the TCEQ was assigned to the Company as a component of the STMV Acquisition (refer to Note 3).

NOTE 8:             DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2010, the Company had transactions with certain officers and directors of the Company as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

    incurred $1,047,245 in management fees paid to directors and officers during the period;

    incurred $1,986,564 in stock based compensation for the incremental fair value of shares and options granted to directors and officers that were earned during the period;

    incurred $102,167 in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

    on August 28, 2009, the Company entered into a non-arms length consulting agreement with a company controlled and/or managed by a director. Under the terms of the agreement, the Company issued as fully paid and non-assessable, 300,000 restricted common shares. The $777,000 fair value of the issuance was recorded as stock-based consulting fees.

At April 30, 2010, a balance of $7,887 consisting of outstanding management fees and expense reimbursements is reported as due to related parties. All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties.

NOTE 9:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") in regards to the Hobson facility, the Palangana, Mt. Lucas and Tex-1 projects relates to site restoration (refer to Note 3).

	April 30, 2010	July 31, 2009

Opening balance	$ -	$ -
Liabilities assumed (Note 3)	3,245,400	-
Liabilities settled	(468,422)	-
Accretion	15,485	-

	$ 2,792,463	$ -

	April 30, 2010	July 31, 2009

Undiscounted and uninflated amount of estimated cash flows	$ 3,709,950	$ -

Payable in years	0 - 11	n/a
Inflation rate	4%	n/a
Discount rate	8.5%	n/a

Actual retirement costs will be recorded against the ARO when incurred. Any difference between the recorded ARO and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

NOTE 10:           CAPITAL STOCK

Capital Stock

The Company's capital stock as at April 30, 2010 was 750,000,000 authorized common shares with a par value of $0.001 per share.

2010 Share Transactions

On August 28, 2009, the Company issued 300,000 restricted common shares pursuant to a consulting agreement (refer to Note 8). At the time of issuance, the shares had a value of $2.59 per share and $777,000 was recorded as stock based consulting fees.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

On December 18, 2009, the Company issued 2,500,000 restricted common shares pursuant to the securities purchase agreement component of the STMV Acquisition. Additionally, on December 18, 2009, the Company issued 200,000 restricted common shares pursuant to the asset purchase agreement component and 55,000 restricted common shares pursuant to the consulting service agreements component of the STMV Acquisition (refer to Note 3). In accordance with the terms of the consulting service agreements, the Company is obligated to issue an additional 55,000 shares of restricted common stock which has been recorded as a stock issuance obligation. At the time of issuance the total aggregate amount of shares pursuant to the STMV Acquisition had a value of $3.54 per share and $9,947,400 was recorded as stock based acquisition costs.

On January 6, 2010, the Company issued 55,136 restricted common shares pursuant to a year-end bonus plan. At the time of issuance the shares had a fair value of $3.66 per share and $201,798 was recorded as stock based consulting, management fees and wages.

During the nine months ending April 30, 2010 the Company issued 208,981 restricted common shares pursuant to various service agreements. At the time of the issuances, the shares had values ranging from $2.40 to $3.72 per share, and a cumulative total of $649,922 was recorded as stock based consulting fees.

During the nine months ended April 30, 2010, the Company issued 883,391 shares for net proceeds of $431,775 pursuant to the exercise of 901,750 common stock options of which 114,750 options were exercised on a forfeiture basis resulting in 96,391 net shares being issued. Additionally, during the nine months ended April 30, 2010 a total of 194,250 warrants were exercised for total aggregate proceeds in the amount of $602,175.

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. The original registration statement relating to the securities issued in the December 2007 private placement was no longer effective. On March 1, 2010, the Company issued 67,480 warrants to 47 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. The $145,757 fair value of these warrants was recorded as finance charges and estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.80%, a dividend yield of 0%, and an expected volatility of 120%. As at April 30, 2010, 539,840 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. The original registration statement relating to the securities issued in the July 2008 private placement was no longer effective. On March 1, 2010, the Company issued 155,446 warrants to 45 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. The $371,516 fair value of these warrants was recorded as finance charges and estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.80%, a dividend yield of 0%, and an expected volatility of 120%. As at April 30, 2010, 466,338 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

A summary of the Company's common share purchase warrants as at April 30, 2010 and changes during the period is presented below:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2009	8,540,815	$ 3.00	1.80
Issued	222,926	-	2.00
Exercised	(194,250)	(3.10)	(0.61)
Cancelled, or expired	(67,480)	(4.25)	-

Balance, April 30, 2010	8,502,011	$ 3.00	1.10

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the 500,000 compensation warrants previously issued to consultants as at April 30, 2010 was estimated at $930,000.

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

On December 30, 2009, a total of 260,000 stock options were granted to employees at an exercise price of $3.67 per share. The term of these options is ten years. The $898,045 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.61%, a dividend yield of 0%, and an expected volatility of 166.39%.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

On January 28, 2010, a total of 75,000 stock options were granted to a consultant at an exercise price of $2.94 per share. The term of these options is ten years. The $207,019 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.41%, a dividend yield of 0%, and an expected volatility of 165.07%.

On February 18, 2010, a total of 100,000 stock options were granted to a consultant at an exercise price of $3.75 per share. The term of these options is ten years. The $295,335 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.46%, a dividend yield of 0%, and an expected volatility of 108.27%.

On March 1, 2010, a total of 20,000 stock options were granted to an employee at an exercise price of $3.72 per share. The term of these options is ten years. The $58,382 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.28%, a dividend yield of 0%, and an expected volatility of 107.81%.

On April 1, 2010, a total of 20,000 stock options were granted to an employee at an exercise price of $3.22 per share. The term of these options is ten years. The $50,397 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.59%, a dividend yield of 0%, and an expected volatility of 106.86%.

A summary of the Company's stock options as at April 30, 2010 and changes during the period is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)

Balance, July 31, 2009	5,280,500	$ 0.57	7.54
Issued	2,527,500	2.64	10.00
Exercised	(901,750)	(0.55)	(7.40)
Expired	(101,250)	(1.14)	(7.82)

Balance, April 30, 2010	6,805,000	$ 1.33	7.81

The AIV under the provisions of ASC 718 of all outstanding options as at April 30, 2010 was estimated at $11,760,958. The AIV of options exercised during the nine months ended April 30, 2010 was estimated at $2,581,535.

A summary of options outstanding and exercisable as at April 30, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at April 30, 2010	Weighted Average Exercise Price	Exercisable at April 30, 2010	Weighted Average Exercise Price

$0.33 to $0.45	3,780,000	$ 0.40	3,715,000	$ 0.40
$0.46 to $2.40	2,200,000	2.16	1,708,750	2.13
$2.46 to $5.70	825,000	3.39	393,750	3.61

	6,805,000	$ 1.33	5,817,500	$ 1.13

Stock Based Compensation

A summary of stock based compensation expense for the nine months ended April 30, 2010:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period From May 16, 2003 (inception) to April 30, 2010

Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ 1,157,500
Common stock issued for consulting services	1,426,923	76,875	2,116,399
Stock and options issued to consultants	1,600,622	164,692	5,463,101
Warrants issued for consulting services	-	-	1,618,526

	3,027,545	241,567	10,355,526

Stock Based Management Fees
Amortization of deferred compensation	-	-	650,000
Stock and options issued to management	1,986,564	170,250	6,316,067

	1,986,564	170,250	6,966,067

Stock Based Wages and Benefits
Stock and options issued to employees	1,104,171	682,120	3,764,138

	$ 6,118,280	$ 1,093,937	$ 21,085,731

NOTE 11:           COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $16,300. All office lease agreements are on a month to month basis with the exception of the Corpus Christi office lease which expires in August, 2012.

The aggregate minimum payments over the next five years are as follows:

April 30, 2011	$ 163,995
April 30, 2012	123,142
April 30, 2013	35,055

$ 322,192

The Company is committed to pay its key executives a total of $644,280 per year for management services.

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

On February 8, 2010, the Company issued 10,448 restricted common shares pursuant to an asset purchase agreement. At the time of issuance, the shares had a value of $3.08 per share and $32,180 was recorded as stock-based mineral rights and property acquisitions.

Other non-cash adjustments consist of the following:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period From May 16, 2003 (inception) to April 30, 2010

Other non-cash adjustments
Non-cash other income	$ -	$ -	$ (9,914)
Gain on sale of investments	-	-	(47,548)

	$ -	$ -	$ (57,462)

	April 30, 2010	April 30, 2009

Cash and Cash Equivalents Consist of:
Cash in bank	$ 2,838,372	$ 536,444
Term deposits	23,031,576	5,157,396

	$ 25,869,948	$ 5,693,841

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended April 30, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K as amended for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

OVERVIEW

As used in this Quarterly Report: (i) the terms "we", "us", "our", "Uranium Energy" and the "Company" mean Uranium Energy Corp. and its wholly owned subsidiaries, UEC Resources Ltd., URN Texas GP, LLC, URN South Texas Project, Ltd. and South Texas Mining Venture, L.L.P., unless the context otherwise requires; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended April 30, 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the nine months ended April 30, 2010 included in this Quarterly Report, as well as our Annual Report on Form 10-K as amended for the year ended July 31, 2009.

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

As of the date of this Quarterly Report, we have interests in uranium exploration mineral properties totaling 54,562 gross acres (48,374 net mineral acres) of properties that have been leased, staked or optioned which we intend to explore for economic deposits of uranium. These properties are subject to varying net royalty interests. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

Our principal mineral properties are the Goliad project in Goliad County, Texas and the Palangana project in Duval County, Texas.

The acreage and location of our mineral properties are summarized as follows:

	Gross Acres	Net Acres (*)

Arizona	3,371.48	3,371.48
Colorado	2,788.67	2,788.67
New Mexico	13,692.02	10,432.35
Texas	25,392.01	22,463.99
Utah	5,642.23	5,642.23
Wyoming	3,675.37	3,675.37

	54,561.78	48,374.09

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

The revenues and expenses from the STMV Acquisition have been included in our consolidated statements of income from December 18, 2009 through April 30, 2010. The STMV Acquisition increased operating expenses for the period from December 18, 2009 to April 30, 2010 by approximately $1,984,147, of which $280,008 was recorded as stock based compensation. Additionally, we have incurred $584,436 in transaction related costs for the nine months ended April 30, 2010 and total transaction related costs are estimated to be $635,000.

If the business combination had taken place at August 1, 2008, the revenue would be $Nil for all periods and the net income (loss) would be $3,231,089 and ($8,618,604) for the three and nine months ended April 30, 2010 respectively, and the net loss would be $4,965,551 and $22,162,988 for the three and nine months ended April 30, 2009 respectively.

Hobson Processing Facility

The Hobson facility is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and was subsequently totally refurbished and expanded to a drying and packaging capacity of 2,500,000 pounds of U3O8 per year in Q3 2008. Hobson's capacity can be doubled with the installation of a second and larger vacuum dryer.

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

In regard to the environmental permitting at the Goliad Project, geologists and engineers performing work at the Goliad Project have developed a timetable of forecasted workflow, which includes the forecasted completion dates of various tasks which have been assigned to various personnel. The workflow has been broken down into two broad categories, which have then been further broken down into individual tasks, many of which can be performed contemporaneously. The two major categories of work relate to radioactive materials licenses and mine permits.

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

All of the above information was submitted with the Mine Permit Application, Production Area Authorization, Class I Deep Disposal Well Application and Radioactive Materials License. TCEQ issued a Final Draft Permit for the Mine Permit application and Production Area Authorization. These two permits are currently going through a procedural administrative hearing process, that is facilitated by TCEQ. The TCEQ also has also issued on May 2, 2010, the two Permits on the proposed deep disposal wells. TCEQ has issued a first response for additional information in response to the submitted Radioactive Material License that was submitted in December 2008.

On March 4, 2008, we issued a news release entitled "Uranium Energy Corp. Reports Independent NI 43-101 Resource Estimate at Goliad Project." This news release is attached as Exhibit 99.1 to our Current Report on Form 8-K as filed with the SEC on March 4, 2008.

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

Since the issuance of the above referenced NI 43-101, we have had one to two drilling rigs working on the Palangana site to further delineate and develop known mineralized trends. Our geologists have also gone through the historic data in detail, as well as the new drill data, and developed new exploration targets not previously recognized. The ongoing drilling is also investigating and developing these targets.

Cibola Resources LLC

On April 27, 2007, we entered into a joint venture (the "Joint Venture") with Neutron Energy Inc., a Wyoming corporation ("Neutron") in connection with exploration of property covering 6,717 acres located in Cibola County, New Mexico (the "Property") for uranium resources. In connection with the Joint Venture, Cibola Resources LLC, a Delaware limited liability company ("Cibola"), was formed for purposes of undertaking exploration activities contemplated by the Joint Venture.

On November 5, 2009, we entered into an option agreement with Neutron, granting them the exclusive option (the "Option") to purchase and acquire our 49% interest in Cibola Resources, LLC for a cash payment of $11,000,000. On December 29, 2009, we entered into a First Amendment of Option Agreement (the "Amendment") with Neutron to amend certain provisions of an existing agreement dated November 5, 2009.

Effective March 30, 2010, Neutron exercised its option to acquire our 49% interest in Cibola Resources, LLC for a cash payment of $11,000,000. As at March 30, 2010, we had capitalized mineral property acquisitions of $2,465,919 net of amortization (July 31, 2009 - $2,469,595), relating to Cibola Resources, LLC and accordingly, recorded an $8,534,081 gain on the sale of assets which is reported as discontinued operations.

Termination of Mineral Property and Joint Venture Agreement

During the quarterly period ended April 30, 2010, the Mineral Property and Joint Venture Agreement between our Company and Strategic Resources Inc. ("Strategic"), which was entered into on June 8, 2009, was terminated. As originally disclosed in our Current Report on Form 8-K dated June 8, 2009 and filed with the SEC June 9, 2009, pursuant to such agreement, we had granted Strategic an option to acquire up to an undivided 50% or 60% legal beneficial and registerable interest in and to certain of our mineral property concession interests with respect to the Coyote Ranch property (New Mexico) and the Red Basis property (Arizona).

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to continue with the exploration of our mineral properties. We have identified a number of low grade projects that we believe we can fast-track to production by conducting a number of different exploration and permitting activities at the same time, particularly in the State of Texas. Currently, most of our exploration activity is focused in the State of Texas. Subject to many factors outside the control of the Company and including, without limitation, further exploration and development work, we are currently targeting the fourth quarter of 2010 to begin production. However, there can be no assurance that we will achieve our objectives in this regard within the time frames targeted or at all.

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amount of Claims Maintenance Due	Amount of Property Payment Due

Goliad	$ Nil(1)	$ 11,698	$Nil
Palangana	$681,000(2)	$326,000	$Nil

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

At April 30, 2010, we had $25,869,948 in cash and working capital of $25,244,489. We anticipate that existing cash resources will be sufficient to carry out our exploration programs and current plan of operations for the next twelve months. In the event we require additional financing to pursue our plan of operations for the next 12 months, there can be no assurance that such financing will be available on terms favorable to us or at all.

Beyond the next twelve months, we may be required to obtain additional financing in order to continue our plan of operations as it is not yet determinable if we will achieve any revenues and if so, if any revenues earned will sustain our operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we may be forced to abandon our properties and our plan of operations.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our Company for the periods indicated:

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009

EXPENSES
Consulting fees	$ 123,953	$ 52,022
Depreciation, amortization and accretion	239,007	132,068
General and administrative	1,365,241	728,883
Impairment loss on mineral properties	11,800	1,182,096
Finance charges	517,273	-
Management fees	209,184	145,255
Mineral property expenditures	1,500,934	685,626
Professional fees	194,888	62,035
Stock based compensation	1,092,515	373,108

	5,254,795	3,361,093

LOSS BEFORE OTHER ITEMS	(5,254,795)	(3,361,093)
Loss on sale of assets	(2,221)	(14,370)
Interest income	3,873	3,141
Other income	5,543	-
Transaction costs	(70,232)	-

LOSS FROM CONTINUING OPERATIONS	(5,317,832)	(3,372,322)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,534,081	(265,951)

NET INCOME (LOSS) FOR THE PERIOD	$ 3,216,249	$ (3,638,273)

Net production revenues during the three months ended April 30, 2010 and 2009 were $Nil. Our net income for the three months ended April 30, 2010 was $3,216,249 compared to a net loss of $3,638,273 during the three months ended April 30, 2009.

Operating expenses incurred during the three months ended April 30, 2010 increased to $5,254,795 from $3,361,093 over the same period ended April 30, 2009. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $123,953 during the three months ended April 30, 2010 from $52,022 during the same period ended April 30, 2009. The change is due to an increased reliance on third party service providers in the current period as we expanded our operations as market conditions improved, and the resumption of ordinary course of business which was curtailed during the prior period.

  Depreciation, amortization and accretion increased to $239,007 during the three months ended April 30, 2010 from $132,068 during the same period ended April 30, 2009, due primarily to additional charges on assets relating to the STMV Acquisition including accretion of asset retirement obligations.

  General and administrative costs increased to $1,365,241 during the three months ended April 30, 2010 from $728,883 during the same period ended April 30, 2009. The increase is due to the expansion of our operations as a result of the acquisition of the STMV Joint Venture, and as market conditions improved, additional business development activities, and the resumption of ordinary course of business which was curtailed during the prior period.

  Impairment loss on mineral properties decreased to $11,800 during the three months ended April 30, 2010 from $1,182,096 during the same period ended April 30, 2009. During the prior period, we opted not to renew certain mineral claims and leases in the States of Arizona, New Mexico and Texas, and decided to terminate the Holley Option. Accordingly, an impairment loss was recorded to reflect the changes in valuation.

  Finance charges increased to $517,273 during the three months ended April 30, 2010 from $Nil during the same period ended April 30, 2009. During the current period we realized an expense on the issuance of warrants as penalties pursuant to private placement agreements.

  Management fees increased to $209,184 during the three months ended April 30, 2010 from $145,255 during the same period ended April 30, 2009. The current period expense includes additional board and committee fees not in effect in the prior period, year-end bonus payments that were not paid or accrued in the prior period, and the resumption of ordinary course of business which was curtailed during the prior period.

  Mineral property expenditures increased to $1,500,934 during the three months ended April 30, 2010 from $685,626 during the same period ended April 30, 2009. During the current period we commenced limited exploration drilling on the Palangana project in addition to ongoing permitting for the Goliad project.

  Professional fees increased to $194,888 during the three months ended April 30, 2010 from $62,035 during the same period ended April 30, 2009, resulting primarily from increases in legal services relating to our corporate and business development activities which expanded as market conditions improved.

  Stock based compensation increased to $1,092,515 during the three months ended April 30, 2010 from $373,108 during the same period ended April 30, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period by consultants, employees and management.

We incurred $70,232 in transaction costs relating to the STMV Acquisition during the three months ended April 30, 2010 compared to $Nil during the same period ended April 30, 2009. On December 18, 2009, we completed the acquisition of a 100% ownership interest in STMV.

Our loss from continuing operations during the three months ended April 30, 2010 was $5,317,832 or $0.09 per share compared to $3,372,322 or $0.07 per share during the same period ended April 30, 2009.

We realized an $8,534,081 gain on the sale of assets during the three months ended April 30, 2010 which is reported as income from discontinued operations. During the three months ended April 30, 2009 we incurred $265,951 in mineral property expenditures relating to the assets sold during the current period, which is reported as loss from discontinued operations. Effective March 30, 2010 Neutron exercised its option to acquire our 49% interest in Cibola Resources, LLC, and on April 12, 2010, completed the acquisition for a cash payment of $11,000,000. Our income from discontinued operations during the three months ended April 30, 2010 was $8,534,081 or $0.14 per share compared to a loss of $265,951 or $0.01 per share during the same period ended April 30, 2009.

Our net income during the three months ended April 30, 2010 was $3,216,249 or $0.05 per share compared to a net loss of $3,638,273 or $0.08 per share during the same period ended April 30, 2009. The weighted average number of shares outstanding was 60,400,517 for the three months ended April 30, 2010 compared to 46,453,940 for the same period ended April 30, 2009.

Transactions with Officers and Directors

Of the $5,254,795 incurred as operating expenses during the three months ended April 30, 2010 an aggregate of $209,184 was incurred payable to certain officers and directors and recorded as management fees. At April 30, 2010 a balance of $7,887 is owing to some of our officers.

Nine Months Ended April 30, 2010 Compared to Nine Months Ended April 30, 2009

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009

EXPENSES
Consulting fees	$ 356,049	$ 170,562
Depreciation, amortization and accretion	543,291	396,482
General and administrative	3,355,091	2,480,259
Impairment loss on mineral properties	11,800	1,223,038
Finance charges	517,273	-
Management fees	1,047,245	594,819
Mineral property expenditures	2,844,122	3,469,124
Professional fees	492,204	354,682
Stock based compensation	6,118,280	1,093,937

	15,285,355	9,782,903

LOSS BEFORE OTHER ITEMS	(15,285,355)	(9,782,903)
Loss on sale of assets	(3,677)	(14,370)
Interest income	22,338	51,631
Other income	15,761	-
Transaction costs	(584,436)	-

LOSS FROM CONTINUING OPERATIONS	(15,835,369)	(9,745,642)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,534,081	(420,754)

NET LOSS FOR THE PERIOD	$ (7,301,288)	$ (10,166,396)

Net production revenues during the nine months ended April 30, 2010 and 2009 were $Nil. Our net loss for the nine months ended April 30, 2010 was $7,301,288 compared to a net loss of $10,166,396 during the nine months ended April 30, 2009.

Operating expenses incurred during the nine months ended April 30, 2010 increased to $15,285,355 from $9,782,903 over the same period ended April 30, 2009. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $356,049 during the nine months ended April 30, 2010 from $170,562 during the same period ended April 30, 2009. The change is due to an increased reliance on third party service providers in the current period as we expanded our operations as market conditions improved, and the resumption of ordinary course of business which was curtailed during a portion of the prior period.

  Depreciation, amortization and accretion increased to $543,291 during the nine months ended April 30, 2010 from $396,482 during the same period ended April 30, 2009, due primarily to additional charges on assets relating to the STMV Acquisition including accretion of asset retirement obligations.

  General and administrative costs increased to $3,355,091 during the nine months ended April 30, 2010 from $2,480,259 during the same period ended April 30, 2009. The increase is due to the expansion of our operations as market conditions improved, additional business development activities, and the resumption of ordinary course of business which was curtailed during a portion of the prior period.

  Impairment loss on mineral properties decreased to $11,800 during the nine months ended April 30, 2010 from $1,223,038 during the same period ended April 30, 2009. During the prior period, we opted not to renew certain mineral claims and leases in the States of Arizona, New Mexico and Texas, and decided to terminate the Holley Option. Accordingly, an impairment loss was recorded to reflect the changes in valuation.

  Finance charges increased to $517,273 during the nine months ended April 30, 2010 from $Nil during the same period ended April 30, 2009. During the current period we realized an expense on the issuance of warrants as penalties pursuant to registration rights agreements.

  Management fees increased to $1,047,245 during the nine months ended April 30, 2010 from $594,819 during the same period ended April 30, 2009. The current period expense includes additional board and committee fees not in effect in the prior period, year-end bonus payments that were not paid or accrued in the prior period, and the resumption of ordinary course of business which was curtailed during a portion of the prior period.

  Mineral property expenditures decreased to $2,844,122 during the nine months ended April 30, 2010 from $3,469,124 during the same period ended April 30, 2009. During the prior period we incurred exploration charges and permitting expenditures on the Goliad project. During the current period we commenced limited exploration drilling on the Palangana project in addition to ongoing permitting for the Goliad project.

  Professional fees increased to $492,204 during the nine months ended April 30, 2010 from $354,682 during the same period ended April 30, 2009, resulting primarily from increases in legal services relating to our corporate and business development activities which expanded as market conditions improved.

  Stock based compensation increased to $6,118,280 during the nine months ended April 30, 2010 from $1,093,937 during the same period ended April 30, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period by consultants, employees and management.

Interest income decreased to $22,338 during the nine months ended April 30, 2010 from $51,631 during the nine months ended April 30, 2009, due to significantly lower interest rates during the current period.

We incurred $584,436 in transaction costs relating to the STMV Acquisition during the nine months ended April 30, 2010 compared to $Nil during the same period ended April 30, 2009. On December 18, 2009, we completed the acquisition of a 100% ownership interest in STMV.

Our loss from continuing operations during the nine months ended April 30, 2010 was $15,835,369 or $0.27 per share compared to a loss of $9,745,642 or $0.21 per share during the same period ended April 30, 2009.

We realized an $8,534,081 gain on the sale of assets during the nine months ended April 30, 2010 which is reported as income from discontinued operations. During the nine months ended April 30, 2009 we incurred $420,754 in mineral property expenditures relating to the assets sold during the current period, which is reported as loss from discontinued operations. Effective March 30, 2010 Neutron exercised its option to acquire our 49% interest in Cibola Resources, LLC, and on April 12, 2010, completed the acquisition for a cash payment of $11,000,000. Our income from discontinued operations during the nine months ended April 30, 2010 was $8,534,081 or $0.15 per share compared to a loss of $420,754 or $0.01 per share during the same period ended April 30, 2009.

Our net loss during the nine months ended April 30, 2010 was $7,301,288 or $0.12 per share compared to $10,166,396 or $0.22 per share during the same period ended April 30, 2009. The weighted average number of shares outstanding was 58,436,785 for the nine months ended April 30, 2010 compared to 46,398,960 for the same period ended April 30, 2009.

Transactions with Officers and Directors

Of the $15,285,355 incurred as operating expenses during the nine months ended April 30, 2010 an aggregate of $1,047,245 was incurred payable to certain officers and directors and recorded as management fees, and $1,986,564 was recorded as the fair value of option and stock grants earned by officers and directors and reported as stock-based management fees. At April 30, 2010, a balance of $7,887 is owing to some of our officers.

Additionally, on August 28, 2009 we entered into a non-arms length consulting agreement with a company controlled and/or managed by one of our directors. Under the terms of the agreement, we issued as fully paid and non-assessable, 300,000 restricted common shares with a fair value of $777,000 that was reported as stock-based consulting. The services that were provided are separate and apart from the time and effort that the director provides to us on an ongoing basis as a director.

LIQUIDITY AND CAPITAL RESOURCES

	April 30,
	2010	2009

Cash and cash equivalents	$ 25,869,948	$ 5,693,840
Working capital	25,244,489	5,363,130
Total assets	52,168,362	19,839,635
Total liabilities	3,878,462	578,237
Shareholders' equity	48,289,900	19,261,398

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At April 30, 2010, we had $25,869,948 in cash and working capital of $25,244,489. Generally, we have financed our operations through proceeds from the private placement of equity securities and debt instruments and the exercise of stock options and warrants. We increased net cash by $1,604,305 during the nine months ended April 30, 2010 compared to a decrease of $7,443,478 net cash during the same period ended April 30, 2009.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2010 was $8,539,716 compared to $7,596,457 during the same period ended April 30, 2009. Significant operating expenditures during the current period included mineral property expenditures, general and administrative costs, management fees and professional fees.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2010 was $1,098,236 compared to $46,475 during the same period ended April 30, 2009. During the current period, we received net proceeds of $1,033,951 from the exercise of stock options and warrants.

Investing Activities

Net cash provided by investing activities during the nine months ended April 30, 2010 was $9,045,785 compared to $106,504 in the same period ended April 30, 2009. During the current period, we received $11,000,000 on the sale of our 49% interest in Cibola Resources, LLC, spent $1,080,000 as the cash component of the STMV acquisition and spent $468,422 in settlement of asset retirement obligations.

Discontinued Operations

Net cash relating to discontinued operation that was used in operating activities during the nine months ended April 30, 2010 was $Nil compared to $420,754 in the same period ended April 30, 2009.  Since inception, net cash relating to discontinued operation that was used in operating activities through April 30, 2010 was $1,129,846 compared to $930,593 through April 30, 2009.

Net cash relating to discontinued operations that was provided by investing activities during the nine months ended April 30, 2010 was $11,000,000 compared to $Nil in the same period ended April 30, 2009.  Since inception, net cash relating to discontinued operations that was provided by investing activities through April 30, 2010 was $8,513,250 compared to net cash used in investing activities through April 30, 2009 of $2,486,750.

Stock Options and Warrants

As at April 30, 2010, we had 6,805,000 stock options and 8,502,011 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.33 per share and the outstanding warrants have a weighted average exercise price of $3.00 per share. Accordingly, as at April 30, 2010, the outstanding options and warrants represented a total of 15,307,011 shares issuable for proceeds of approximately $34,557,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at April 30, 2010, we have working capital of $25,244,489 and an accumulated deficit of $61,204,752. Existing cash resources are currently expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options and warrants for net proceeds of $68,511,922 from the issuance of shares of our common stock.

Material Commitments

New River Project Acquisition

On November 1, 2007 we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs") for a mineral exploration claim and related database information located in Maricopa County, Arizona. On August 25, 2008 we entered into an agreement amending the underlying Agreement to Purchase Assets. Under the terms of the Amending Agreement, the Company will pay total consideration of $300,000 including i) a $10,000 deposit upon execution (paid), ii) an installment of $95,000 cash on January 10, 2008 (paid), iii) an installment of $95,000 on August 25, 2008 consisting of $57,000 cash (paid) and the issuance of 19,000 fully paid and non-assessable restricted common shares (issued), and iv) a further installment totaling $100,000 on or before October 31, 2009 consisting of $50,000 cash and the $50,000 balance by way of issuance of an aggregate number of fully paid and non-assessable restricted common shares at a deemed issuance price calculated as the previous five-day trading average immediately prior to October 31, 2009. Additionally, we granted Mr. Stairs security interest on the acquired assets until the agreement is paid in full. On January 25, 2010, the Company and Mr. Stairs agreed to amend the August 25, 2008 Amending Agreement. We agreed to pay Mr. Stairs a further and final non-refundable Purchase Price Payment in the aggregate amount equivalent to $65,000 payable in the following manner; i) the initial $30,000 of the Purchase Price Payment by way of cash (paid); and ii) the final balance of U.S. $35,000 of this Purchase Price Payment by way of the issuance 10,448 fully paid and non-assessable restricted common shares at deemed issuance price of U.S. $3.35 per Share (issued).

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

Management Fees

We are committed to pay our key executives a total of $644,280 per year for management services.

Office Leases

We are currently leasing office premises in New Mexico, Texas and Vancouver, Canada, for monthly payments totaling $16,300. All office lease agreements are on a month to month basis with the exception of the Corpus Christi office lease which expires in August, 2012.

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

Mineral property acquisition costs are initially capitalized when incurred. At the end of each fiscal quarter, the Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the reserve.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K as amended for the year ended July 31, 2009, which was filed with the SEC on April 21, 2010.

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

Effective September 1, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 12, 2010 we issued 7,000 shares of our restricted common stock, and on April 12, 2010 we issued 7,000 shares of our restricted common stock at a deemed issuance price of $1.50 per share pursuant to Regulation S and/or Section 4(2) of the Securities Act.

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

Effective December 21, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 14, 2010 we issued 5,000 shares of our restricted common stock, on February 15, 2010 we issued 5,000 shares of our restricted common stock, on April 5, 2010 we issued 5,000 shares of our common stock, and on April 15, 2010 we issued 5,000 shares of our common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 21, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 14, 2010 we issued 1,648 shares of our common stock, on February 15, 2010 we issued 1,648 shares of our common stock, on April 5, 2010 we issued 1,648 shares of our common stock, and on April 15, 2010 we issued 1,648 shares of our common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 29, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on January 27, 2010 we issued 2,725 shares of our restricted common stock, on March 1, 2010 we issued 2,725 shares of our restricted common stock, on March 30, 2010 we issued 2,725 shares of our restricted common stock, on April 27, 2010 we issued 2,725 shares of our restricted common stock, and on May 27, 2010 we issued 2,725 shares of our restricted common stock at a deemed issuance price of $3.67 per share pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 30, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on February 3, 2010 we issued 1,090 shares of our restricted common stock, and on May 21, 2010 we issued 2,180 shares of our restricted common stock at a deemed issuance price of $3.67 per share pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective January 25, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on February 12, 2010 we issued 1,083 shares of our restricted common stock, and on March 12, 2010 we issued 965 shares of our restricted common stock at a deemed issuance price of $3.19 per share pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective March 1, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on March 18, 2010 we issued 8,000 shares of our restricted common stock, on April 20, 2010 we issued 8,000 shares of our restricted common stock, and on May 17, 2010 we issued 8,000 shares of our restricted common stock at a deemed issuance price of $3.72 per share pursuant to and pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Asset Purchase Agreement

Effective November 1, 2007 we entered into a binding letter Agreement to Purchase Assets, on August 25, 2008 we entered into an agreement amending the underlying Agreement to Purchase Assets, and on January 25, 2010 we entered into an agreement further amending the underlying Agreement to Purchase Assets. In accordance with the terms of the further amending agreement, on February 8, 2010 we issued 10,448 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Penalty Warrants

On March 1, 2010, we issued 67,480 warrants to 47 of our existing security holders as liquidated damages pursuant to the terms of registration rights agreements between us and such security holders. Each such warrant is exercisable to purchase one share of our common stock at a price of $4.25 per share, expiring on March 1, 2012. We issued these warrants pursuant to registration rights agreements that formed part of our December 2007 private placement of units to such security holders, in which we agreed to keep the registration statement with respect to such December 2007 private placement securities effective for a period of three years; if we failed to do so, we agreed to issue to such security holders, each month until the situation is cured and in accordance with the terms of the registration rights agreements, one-hundredth of a warrant to acquire shares of our common stock for each $1.00 in aggregate funds paid by such security holders for our securities issued in the December 2007 private placement. The original registration statement relating to the securities issued in the December 2007 private placement is no longer effective. Accordingly, on March, 1, 2010 we issued these 67,480 warrants for no additional consideration, although we will receive proceeds if any of these warrants are exercised. We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D in connection with the issuance of these warrants. The warrant shares issuable upon exercise of these warrants were subsequently registered pursuant to a registration statement on Form S-3 declared effective by the SEC on May 5, 2010.

On March 1, 2010, we issued 155,446 warrants to 45 of our existing security holders as liquidated damages pursuant to the terms of registration rights agreements between us and such security holders. Each such warrant is exercisable to purchase one share of our common stock at a price of $3.10 per share, expiring on March 1, 2012. We issued these warrants pursuant to registration rights agreements that formed part of our July 2008 private placement of units to such security holders, in which we agreed to keep the registration statement with respect to such July 2008 private placement securities effective for a period of two years; if we failed to do so, we agreed to issue to such security holders, each month until the situation is cured and in accordance with the terms of the registration rights agreements, one-hundredth of a warrant to acquire shares of our common stock for each $1.00 in aggregate funds paid by such security holders for our securities issued in the July 2008 private placement. The original registration statement relating to the securities issued in the July 2008 private placement is no longer effective. Accordingly, on March, 1, 2010 we issued these 155,446 warrants for no additional consideration, although we will receive proceeds if any of these warrants are exercised. We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D in connection with the issuance of these warrants. The warrant shares issuable upon exercise of these warrants were subsequently registered pursuant to a registration statement on Form S-3 declared effective by the SEC on May 5, 2010.

Warrant Exercise

On March 26, 2010, we issued 50,000 shares of restricted common stock to one subscriber upon exercise of previously issued share purchase warrants at an exercise price of $3.10 per share. We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D in connection with the issuance of these shares. These shares were subsequently registered pursuant to a registration statement on Form S-3 declared effective by the SEC on May 5, 2010.

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: June 10, 2010

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: June 10, 2010