Form 10-K
period 2010-07-31
URANIUM ENERGY CORP
filed 2010-10-14
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended July 31, 2010

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

500 N. Shoreline Blvd. #800N, Corpus Christi, Texas 78471
(Address of Principal Executive Offices)

(361) 888-8235
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
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [X] Smaller reporting company []

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2010 was approximately $168,523,591 based upon the price at which the registrant's shares of common stock were last sold as of that date.

The registrant had 60,846,787 shares of common stock outstanding as of October 12, 2010.

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

In June 2007, we determined to change our fiscal year end from December 31 to July 31. Accordingly, on October 29, 2007, we filed a Transition Report on Form 10-KSB for the year ended July 31, 2007, as subsequently amended, with the SEC and commenced a new reporting period.

On December 31, 2007, we incorporated a wholly-owned subsidiary under the laws of the Province of British Columbia, Canada, UEC Resources Ltd.

On May 1, 2007, we entered into a joint venture with Neutron Energy Inc. ("NEI"), a Wyoming corporation, in connection with the exploration of a property covering approximately 6,700 acres located in Cibola County, New Mexico, for uranium resources. In connection with the joint venture, Cibola Resources LLC, a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities contemplated by the parties. NEI acquired the mining lease to the property from La Merced del Pueblo de Cebolleta ("Cebolleta"), a private entity that has the authority over the natural resources of the property, pursuant to a letter agreement between Cebolleta and NEI dated January 27, 2007, and has contributed the lease to Cibola Resources. In connection with the acquisition of the lease, NEI has made cash payments to Cebolleta of $5,000,000 to date. The Company has reimbursed an aggregate of $2,450,000 to NEI to date. As a result, NEI and the Company held a 51% and 49% interest, respectively, in Cibola Resources. On April 12, 2010, the Company received a cash payment in the amount of $11,000,000 from NEI for the sale of our 49% interest in the Cibola Resources LLC joint venture.

Effective on December 18, 2009, we closed on our acquisition of a 100% ownership interest in the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership, from each of URN Resources Inc. ("URN"), a subsidiary of Uranium One Inc., and Everest Exploration, Inc. ("Everest"). In connection with this transaction, we acquired URN's 99% interest in STMV and issued 2,500,000 restricted shares of our common stock to URN. In addition, we acquired substantially all of the assets of Everest, including its 1% interest in STMV, and issued 200,000 restricted shares of our common stock and paid an aggregate of $1,000,000 to Everest to be used, in part, for the final reclamation on two properties previously mined and restored by Everest.

The assets of STMV include: the fully licensed and permitted Hobson in-situ recovery ("ISR") Processing Plant ("Hobson"); the La Palangana Uranium project ("Palangana"), which is at an advanced stage of permitting; a portfolio of exploration-stage properties located in South Texas; and significant data files that document decades of South Texas-focused uranium exploration and mining. The Hobson facility is expected to form the basis of a new regional operating strategy for our projects in South Texas. We anticipate that our Goliad, Nichols and Palangana projects will become satellite ISR operations with loaded resins being transported to Hobson for further processing into dried U3O8.

Our principal offices are located at 500 N. Shoreline Blvd. #800N, Corpus Christi, Texas, U.S.A., 78471, and our telephone number is (361) 888-8235, and our web site address is www.uraniumenergy.com.

General

We are a natural resource exploration company engaged in the exploration of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are prospective for uranium exploration, and have undergone some degree of uranium exploration but have not yet been mined. As of the date of this annual report, we have interests in 50,253 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete future acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with property owners on terms that are acceptable to us.

As of the date of this annual report we have interests in an aggregate of 50,253 gross acres (43,960 net mineral acres) of properties that have been either leased or staked, which we intend to explore for economic deposits of uranium. Some of these leases are subject to varying net royalty interests. These properties consist of claim blocks located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Most of these properties have been the subject of historical exploration by other mining companies, and provide indications that further exploration for uranium is warranted.

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

Background

The United States is the largest consumer of uranium in the world and consumed approximately 55 million pounds of uranium in 2009.  Production of uranium in the United States in 2009 was approximately three and one half million pounds.  Nuclear power supplied approximately 20% of the electricity consumed in the United States in 2009.

The price for uranium is generally determined by near term supply and demand, but it is certainly also affected by perception of supply/demand imbalances in the future.  We believe that there is potential for further increases in the price for uranium based upon an expected imbalance of supply and demand going forward, particularly considering the expiration of the US/Russian HEU agreement which expires in 2013. This agreement currently supplies approximately 24 million pounds to the US nuclear fuel market (i.e. nearly 45% of US demand).

Between 1960 and 1985 a significant amount of exploration work was conducted in the United States for uranium.  A large number of these exploration projects were not pursued, however, these projects accumulated a significant amount of exploration data.

We have acquired a significant amount of this exploration data and have acquired interests in properties that we believe warrant further exploration for uranium based upon the exploration data we have acquired.  Our properties do not have any reserves.  We plan to conduct exploration programs on these properties with the objective of ascertaining whether any of our properties contain economic concentrations of uranium that are prospective for mining.  We have identified a number of low grade projects that we believe we can fast-track to production by conducting a number of different exploration and permitting activities at the same time, particularly in the State of Texas.  Currently, most of our exploration activity is focused in the State of Texas.  Subject to many factors outside the control of the Company and including, without limitation, further exploration and development work and the possible completion of an acceptable feasibility study, we firmly believe that we will commence production of uranium in the fourth quarter of 2010.  However, there can be no assurance that we will achieve our objectives in this regard within the time frames targeted, or at all.

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

According to a survey by the U.S. Department of Energy, in 1979 there were over 20,000 people employed in the uranium mining industry, compared to just over 400 people in 2004.  We believe that there is a shortage of human resources in the uranium mining industry currently which acts as a barrier in respect of the exploration for uranium.  We employ a team of  highly experienced uranium mining professionals, comprised primarily of geologists, engineers, technicians, field personnel, administrative and support staff, which we believe is a competitive advantage for our Company.  These persons are involved in the review of the historical exploration data we have acquired in order to determine projects that warrant pursuing, as well as the exploration of our properties.

Acquisition of STMV

On December 18, 2009, we acquired a 100% ownership interest in the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership, from each of URN Resources Inc. ("URN"), a subsidiary of Uranium One Inc., and Everest Exploration, Inc. ("Everest").

Under a Securities Purchase Agreement (the "SPA") with URN, we acquired URN's 99% interest in STMV and issued 2,500,000 restricted shares of the ours common stock to URN.

Under an Asset Purchase Agreement (the "APA") with Everest we acquired substantially all of the assets of Everest, including its 1% interest in STMV by issuing 200,000 restricted shares of our common stock and paying an aggregate of $1,000,000 to Everest to be used, in part, for the final reclamation on two properties previously mined and restored by Everest.

The assets of STMV include: the fully licensed and permitted Hobson ISR Processing Plant ("Hobson"); the La Palangana Uranium project ("Palangana"), which is at an advanced stage of permitting; a portfolio of exploration-stage properties located in South Texas; and significant data files that document decades of South Texas-focused uranium exploration and mining. The Hobson facility is expected to form the basis of a new regional operating strategy for our projects in South Texas.  We anticipate that our Goliad, Nichols and Palangana projects will now become satellite ISR operations with loaded resins being transported to Hobson for further processing into dried U3O8.

Overview of the Hobson Processing Facility and the Palangana Project

The Hobson facility is located about 100 miles northwest of Corpus Christi in Karnes County, Texas.  Hobson was originally licensed and constructed in 1978, and was subsequently totally refurbished and expanded to a drying and packaging capacity of 2,500,000 pounds of U3O8 per year in Q3 2008. We believe that Hobson's capacity can be doubled with the installation of a second and larger vacuum dryer.

The facility at Hobson is designed to process uranium-loaded resins from satellite facilities to a final product commonly known as yellowcake or U3O8.  By utilizing the Hobson facility as a central processing site, our near-term plan is to have Goliad, and potentially Nichols and Palangana, ISR production processed at Hobson rather than to construct a new processing plant at Goliad. The Goliad and Nichols projects are located 40 miles east and 5 miles southwest of Hobson, respectively.

Texas uranium mining was first established in the late 1950s in Karnes County where Hobson is situated, and the Karnes County Commissioners have recently passed resolutions in support of uranium mining.  Additionally, the Duval County Commissioners, in late 2006, similarly adopted a pro-uranium mining resolution.  The Palangana project is located in Duval County.

The Palangana project is a prior-producing ISR project located in the South Texas uranium belt.  The 2,500-hectare (6,200-acre) property is located approximately 100 miles south of the Hobson facility.  Over 4,000 historic exploration, development and production holes were drilled at the project by Union Carbide Corp ("UCC"), Chevron, and Everest Exploration Inc.  UCC produced uranium at the project in the mid to late 1970's with ISR technology.  Harry Anthony, the Company's Chief Operating Officer, was a member of UCC's ISR mining team and oversaw the development and production of this project.  Palangana is a near-term production project and is currently in the final stage of permitting.  To date the Texas Commission on Environmental Quality ("TCEQ") has issued:

  a Final Mine Area Permit;

  a Final Production Area-1 Authorization;

  a Permit by Rule (an Air Exemption permit);

  two Disposal Well Final Permits;

  an existing Aquifer Exemption from previous mining endeavors is still current and active; and

  a Draft Radioactive Material License has been issued by the TCEQ and it is expected to be finalized as an operating license very soon.

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

Uranium Resources Inc.

We acquired the full database of historic drill results for the Company's Salvo in-situ recovery uranium project in Bee County, TX.

The database consists of 433 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps.

Our Plan of Operations

Plan of Operations

Our plan of operations for the next twelve months is to continue with the exploration and development of our mineral properties. Our planned geological exploration programs are described in detail in this annual report under "Business". As well, the reclamation activities at Mt. Lucas are expected to be complete by the end of 2010. The minor reclamation activities at Hobson, which will be placed in a disposal well, are also expected to be complete within fiscal 2011. Mining activities are expected to commence within the first half of fiscal 2011 at our Palangana project site with the ore processed through our Hobson processing facility.

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:
Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due
Goliad	$Nil	$49,578	$Nil

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Planned Development Expenditures
La Palangana	$125,000	$347,971	$5,491,039

Our Principal Mineral Properties

The Goliad Project in Goliad County, Texas, and the La Palangana Project, in Duval County, Texas, are our principal mineral properties.

None of our other properties are currently considered material properties; however, we may plan to conduct further exploration to determine if economic deposits of mineralization exist on these properties.

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

Property ID	Mineral Interest	Initiation Date	Term	Royalty	Gross Acres	Net Acres

80601	100.00%	10/06/04	10/06/14	8.25%	84.36	84.36
80602	50.00%	08/24/05	08/24/15	8.25%	224.17	112.09
80603	100.00%	08/24/05	08/24/15	8.25%	242.75	242.75
80604	100.00%	10/06/04	10/06/14	8.25%	42.18	42.18
80605	100.00%	11/02/05	11/02/10	8.25%	165.46	165.46
80606	100.00%	11/02/05	11/02/10	8.25%	293.18	293.18
80607	100.00%	12/19/05	12/19/10	8.25%	42.18	42.18
80608 /80609	100.00%	12/20/05	12/20/10	8.25%	253.48	253.48
80610/80611	100.00%	12/20/05	12/20/10	8.25%	105.50	105.50
80612	100.00%	03/20/06	03/20/11	8.25%	188.44	188.44
80613	50.00%	03/20/06	03/20/11	8.25%	75.50	37.75
80614	50.00%	04/09/07	04/09/12	12.00%	130.69	65.35
80615	100.00%	04/23/07	04/23/12	12.00%	14.00	14.00
80616	50.00%	05/17/07	05/17/12	8.25%	75.50	37.75
80617	100.00%	05/29/07	05/29/12	12.00%	331.98	331.98
80618	50.00%	06/20/07	06/20/12	12.00%	116.52	58.26
80619	100.00%	08/27/07	08/27/12	12.00%	88.77	88.77
80621	25.00%	07/17/07	07/17/12	12.00%	10.10	2.53
80620	12.50%	09/25/07	09/25/12	12.00%	116.52	14.565
80622	100.00%	02/22/08	02/22/13	12.00%	122.20	122.20
80623	100.00%	06/12/08	06/12/13	12.00%	42.876	42.8760

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

The necessary rights for constructing needed surface processing facilities are in-place on selected lease agreements. Sufficient electric power is believed to be available in the area; however, new lines may be needed to bring additional service to the plant site and wellfields. We believe that within a 30 mile radius of the planned Goliad Project facility there is located sufficient population to supply the necessary number of suitable mining personnel.

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

Exploration and Development Work Undertaken

This description of previous exploration and development work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases from a private entity in 2006 and began confirmation drilling in May 2006. As of the date of this report, approximately 958 confirmation-delineation holes totaling 338,615 feet have been drilled by us to confirm and expand the mineralization base at the Goliad Project with the intention of permitting the project as an ISR mining and recovery facility.

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

The other Goliad projects in the region include the Kingsville Dome mine southeast of Kingsville, the Rosita mine west of Alice, the Mestena mine in Brooks County and the former Mt. Lucas mine at Lake Corpus Christi. These mines are all located south of the Goliad Project from about 60 to 160 miles. The average tons and uranium grade information for these mines is not known, but all these ISR projects mining Goliad Formation sand units have been very successful with the following characteristics in common: excellent leaching characteristics rate, and favorable hydraulic conductivity of host sands.

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

Drilling at the property in 2006 and 2007 has been performed to confirm the geological details of the uranium mineralization at the property. The Goliad property work by our geologists is not exploration but confirmation-verification drilling. Additionally, our staff has continued peripheral as well as internal drilling to expand the historical mineralization.

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

Probe Truck and Calibration

Contract logging companies were utilized by Moore Energy and UEC for logging of drill holes. The contract logging companies maintained scheduled calibration of the gamma probes on each of their trucks against standards in a US Department of Energy maintained and monitored test pit facility outside George West, Texas. Probe truck and calibration information records were kept by the logging companies. We purchased two logging trucks and began using them on the Goliad Project in early June 2007, and January 2008.

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

Adjacent Properties

There has been no uranium exploration or mining activity on adjacent properties to our Goliad Project. The nearest known uranium mine from the Goliad Formation was the former Mount Lucas ISR mine near Lake Corpus Christi. Uranium Resources Inc. has been mining from the Goliad Formation in Kleberg County, southeast of Kingsville, for several years at the Kingsville Dome ISR mine and at the Rosita ISR mine in Duval County west of Alice, Texas. With the large concentration of uranium mining and exploration properties in the Goliad, Oakville, Catahoula and Jackson formations throughout the South Texas uranium trend, it is likely that additional uranium target areas could be developed in the vicinity of our Goliad Project in the future. The current or historic ISR operations mining from the Goliad Formation range from about 60 to 160 miles south and on strike of the Goliad Project.

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

Based on the amenability test results, the size of the mineralization at the Goliad Project, the geologic setting and the current and projected future demand and price of uranium, the most feasible and cost effective mining method for the Goliad property uranium is by ISR. This method is most suitable for the size and grade of the deposits in sands that are below the water table and situated at depths that would be prohibitive for open pit or underground mining.

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

Environmental Considerations

We have completed all of the required environmental baseline studies for the various permits needed for production. The Mine Permit application was submitted to the Texas Commission on Environmental Quality (TCEQ) in mid August 2007. The TCEQ completed their technical review in May, 2008 and issued a draft mine permit in early June, 2008. The Radioactive Material License application was submitted to the TCEQ in early December, 2008. Studies completed to compile this document include: cultural resources (including archaeology), socioeconomic impact and soils mapping, baseline gamma survey, baseline soil/sediment/surface water/vegetation, baseline radon, and gamma exposure rates. The cultural resources study found no adverse impacts to the site and socioeconomic impacts are projected to be positive for the community. Texas Parks and Wildlife issued their report concerning the project stating that the proposed operation will have no adverse impact on natural resources. Additionally the U.S. Corp of Army Engineers has submitted a Jurisdictional Determination (JD) that the project will not impact neighboring wetlands. The Waste Disposal Well application was completed and submitted in late September, 2008. The TCEQ issued a final draft permit in September, 2009. The initial Production Permit Area (PAA-1) was completed and submitted in early September 2008, and a final draft permit was issued by the TCEQ in June, 2009.

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

Goliad Project Permitting Plan - 2010/2011

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

Within these two broad categories of work are included the following tasks, many of which are required by the regulatory bodies to whom the Company is subject to oversight for its exploration activities. The forecasted dates of completion of these tasks is also indicated. These are internal forecasts only, and the actual dates of the beginning or completion of these tasks may differ materially from the forecasts. Material expenditures have been budgeted in the amount of approximately $250,000 for additional surveys and studies as required by the respective approval authorities. At this time it has not been determined whether or not the Company will be required to draw upon all of the budgeted funds.

In September 2010, the administrative judge issued an initial Proposal for Decision which recommended findings in favor of the Company on the vast majority of the issues from the hearing referred to in the table below. He also recommended that the Texas Commission on Environmental Quality allow the submission of additional data to address limited remaining issues. The additional limited information involves a 24-hour pump test at the Goliad project. The cost for this additional pump test is included in the above budgeted amount.

Radioactive Materials License

Archaeology/History study	Q2 2006 - Q4 2006	Completed
Ecology study	Q1 2007 - Q4 2007	Completed
Soils/Sediments/Gamma testing	Q1 2007 - Q3 2007	Completed
Gamma/Radon-222 testing	Q1 2007 - Q2 2008	Completed
Socioeconomic study	Q1 2007 - Q3 2007	Completed
Radiological assessment	Q1 2007 - Q4 2008	Completed
MILDOS survey	Q1 2007 - Q2 2008	Completed
Scoping Study	Q3 2008 - Q4 2008	Completed
Agency review and approval	Q4 2008 - Q1 2011	In progress, 1st round of technical review completed

Mine Permit

Area groundwater baseline study	Q2 2007 - Q2 2008	Completed
Geology/Hydrology study	Q2 2007 - Q4 2007	Completed
Deep disposal well study	Q3 2007 - Q3 2008	Completed
Mine permit review and draft permit approval	Q3 2007 - Q4 2010	Draft permit issued, in administrative contested case hearing
Disposal well review and approval	Q4 2008 - Q3 2009	Final round of technical review completed
Air exemption permit	Q4 2008 - Q1 2009	Issued
EPA aquifer exemption	Q4 2008 - Q1 2011	Goes to final approval after mine permit is issued
PAA review and approva1	Q3 2008 - Q3 2009	Final draft permit issued, in administrative contested case hearing with the mine permit

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

    Holt Engineering has completed geotechnical studies at the proposed processing facility;

    a qualified soil scientist has completed a draft map of the entire project site, as part of the soils and sediments study;

    the economic impact study and the ecological study have been completed;

    the mine plan and full process facility designs have been completed;

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

Palangana Project, Duval County, Texas

Property Description and Location

The Palangana uranium property is situated in Duval County, Texas. It is located approximately 25 miles west of the town of Alice, 6 miles north of the town of Benavides, 15 miles southeast of the town of Freer and 12 miles southwest of the town of San Diego (Figure 1). Benavides, Freer, and San Diego are small rural agricultural towns with populations of 1,600, 3,000 and 5,000, respectively. Alice has a population of approximately 20,000 and is the county seat of the adjoining Jim Wells County.

N
44
Freer
44
San Diego
Alice
59
359
16
Benavides
281
359
339
Hebbronville
0
5
10
20
Miles

Legend

- Duval County Line
- Lease/Permit Areas
- Not Under Lease

La Palangana Project

Duval County, Texas

Drawn by: JS
Checked by: EL
ID: F-7
Revision: 2
Date: 1-25-10

Figure 1

Mineral Titles

There are nineteen current leases covering the area of interest of the Palangana property. The PA-1 deposit is on the DeHoyos lease while the PA-2 deposit, the Dome trend and the CC Brine trend are on the Palangana Ranch lease. Bordering the east side of the Palangana Ranch lease is the White Bell Ranch lease, comprised of 1,000 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth lease which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

Current lease ownership is in South Texas Mining Venture ("STMV"), which is a Texas limited partnership which is wholly and indirectly owned by UEC through its subsidiary URN Resources Inc. The PA-1 deposit is on the DeHoyos lease while the PA-2 deposit is on the Palangana Ranch lease.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

Elevations of the Palangana Project deposits at the surface range from about 410 feet to 500 feet.

Climate and Length of Operating Season

The region's subtropical climate allows uninterrupted, year-round mining operations. Temperatures during the summer range from 75°F to 95°F, although highs above 100°F are common while winter temperatures range from 45°F to 65°F. Humidity is generally over 85% year-round and commonly exceeds 90% during the summer months. Average annual rainfall is 30 inches. The climate is characterized by a warm desert-like to subtropical climate and low gentle relief with elevations of 300 to 500 feet above sea level.

Physiography

The dome area to the west of the PA-1 and PA-2 deposits is a concentric collapsed area with the surrounding landscape being hilly and elevated. Surface water generally drains away from the dome area although no prominent creeks or rivers are evident.

Access to Property

The Palangana uranium in-situ recovery ("ISR") project, of which PA-1 and PA-2 are a part, occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi is about 65 miles to the east of the Palangana property. It can be accessed off Texas Highway 44 toward Freer. Halfway between San Diego and Freer is a turn-off to the south called Ranch Road 3196 that runs right through the property about 8 miles from the turn. The road continues southward about 6 miles to the town of Benavides. Access is excellent, with major two lane roads connecting the three surrounding towns and dirt secondary roads connecting Palangana to these. Corpus Christi, 65 miles east, is the largest nearby metropolitan district.

Surface Rights

The uranium leaseholders under most of the current leases have conveyed the surface rights under certain conditions of remuneration. These conditions essentially require payments for surface area taken out of usage.

Local Resources and Infrastructure

As of the date of this report, excepting the wellfield development, much of the infrastructure is in place including roads, and power maintenance faculties. The well control facilities and wellfields are currently under construction. We have now completed the first three phases of wellfield development at production area one ("PAA-1") which includes forty injection and production wells. Construction of Palangana's ion-exchange satellite facility is also underway which pumps and tanks currently being installed. We have completed drilling and positive flow-testing for our class 1 non-hazardous waste disposal well, WDW419, for the Palangana project. WDW419 is permitted for injection of by-product solutions generated during in-situ recovery of uranium and during restoration of the field.

Access Road and Transportation

The property is readily accessible by existing roads.

Power Supply

Power for operating the wellfield already exists on the property.

Buildings and Ancillary Facilities

Currently a maintenance facility and office exists on the site. Other buildings associated with wellfield production are under construction.

Manpower

A nearby workforce of field technicians, welders, electricians, drillers and pipefitters exists in the local communities. The technical workforce for facility operations has largely disappeared from the area although ample qualified resources can be found in the south Texas area from the petrochemical industry.

History

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome's gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. ("CSI"), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI's exploration work are unavailable. However, both CSI and the U.S. Atomic Energy Commission ("USAEC") estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 CoG, a minimum mining thickness of 3 feet, and widely spaced drilling on a nominal 200 foot exploration grid. Union Carbide Corp. ("UCC") acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and UCC dropped the property. UCC reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960's and 1970's, UCC drilled over 1,000 exploration and development holes and installed over 3,000 injection-production holes in a 31 acre block.

UCC attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000lbs of U3O8 were produced from portions of a 31 acre wellfield block. The production pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The UCC ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic production area lies on the western side of the dome.

UCC placed the property leases up for sale in 1980. In 1981, Chevron Corporation (Chevron) acquired the UCC leases and conducted their own resource evaluation. After the price of uranium dropped to under US $10/lb, General Atomics acquired the property and dismantled the process plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990's. In 2005, Everest Exploration Inc. ("EEI") acquired the Palangana property and later joint ventured with Energy Metals Corp. through the formation of STMV. An independent consultant, Blackstone (2005) estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior UCC leach field . In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PA-1 and PA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009 the remainder of the holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009 we acquired 100% ownership of STMV.

Geological Setting

South Texas geology is characterized by an arcuate belt of Tertiary fluvial clastic units deposited along the passive North American plate. These units strike parallel to the Gulf Coast between the Mexican BORDER=0 and Louisiana within an area known as the Mississippi Embayment. The sedimentary units are primarily of fluvial origin and were deposited by southeasterly flowing streams and rivers. Uranium deposits are contained within fault-controlled roll-fronts in the Pliocene-age Goliad Formation on the flank of the Palangana salt dome. The uranium mineralization in the Goliad Formation at Palangana occurs at a depth of approximately 220 to 600 feet below the surface.

The Pliocene Goliad Formation, host for the Palangana and other uranium deposits, unconformably overlies the Fleming Formation and is composed of three units: a basal fine to coarse-grained to conglomeratic cross-bedded unit with calcareous clay; a middle member of calcareous clay; and an upper unit of sandstone and calcareous clay. Caliche is common, especially in the muddy sediments. The conglomerates contain a variety of lithic fragments from the Fleming and older formations. The Goliad is interpreted to be a braided meander belt fluvial deposit with muds as flood plain or over bank deposits. The sands, and gravels, composed mostly of quartz and chert, are very clean and associated with channels and point bars. Passive margin growth faulting along the South Texas Uranium Belt is common with "down-to-the-coast" normal faults predominating.

The local geology at Palangana is characterized by the occurrence of a Gulf Coast piercement salt dome. This dome is approximately 2 miles in diameter and is overlain by Pliocene sediments of the Goliad Formation. The Palangana dome is marked at the surface by a shallow circular basin surrounded by low hills rising 50 to 80 feet above the basin floor, and hence its Spanish name, Palangana, which translates to "washbasin" in English. The Palangana dome has an almost perfectly circular salt core with a remarkably flat top that is approximately 10,000 feet across and occurs from 800 to 850 feet below the topographic surface. Radial faulting is present in all Goliad sands on the flanks of the dome due to uplift during the intrusion of the dome. Faults and fractures also exist in a random nature in the sands above the caprock due to solution of the salt dome from groundwater. Once the salt was solubilized and removed, the overlying sediment collapsed, creating the basin and associated faults.

The Goliad formation at Palangana is composed of fine- to medium-grained, often silty, channel sands interbedded with lenses of mudstone and siltstone. For the most part, the sand is very sparsely cemented although it varies from friable to indurate. There is known to be minor faulting on the north end of the PA-1 deposit. The Palangana stratigraphy is horizontal to sub-horizontal, with at most, a 2 to 3° southeasterly dip.

Geological Model

Uranium mineralization in the South Texas Uranium Belt occurs as sandstone-hosted roll-front deposits. The deposits are strata-bound, elongate, and often, but not necessarily, occur in the classic "C" or truncated "C" roll configuration. They can be associated with an oxidation front or can be found in a re-reduced condition where an overprint of later reduction from hydrogen sulfide or other hydrocarbon reductant has seeped along faults and fractures. The uranium bearing sandstone units can themselves be separated into several horizons by discontinuous mudstone units, and separate roll-fronts and sub-rolls can occur in the stacked sandstone sequences.

The generally accepted origin of uranium mineralization in the Goliad Formation is from leaching of intraformational tuffaceous material or erosion of older uranium-bearing strata. The leached uranium was carried by oxygenated ground water in a hexavalent state and deposited where a suitable reductant was encountered. The oxidation/reduction (redox) fronts are often continuous for miles, although minable grade uranium mineralization is not nearly as continuous. The discontinuous nature of uranium mineralization is often characterized as "beads on a string" and is due to sinuous vertical and lateral fluvial facies changes in the permeable sandstone host horizons, coupled with ground water movements and the presence or absence of reducing material.

IDEALIZED MODEL OF URANIUM ROLL FRONT MINERALIZATION

Goliad Aquatard Mudstone
Hematitic Core
Groundwater Flow
Goliad Fm. Permeable Sandstone Horizon
Roll Front
Regionally Reduced
Goliad Aquatard Mudstone
Hematitic Core
Hematite
Alteration Envelope
Sulfur
Goethite
Pre-stage Uranium
Uraninite
Pyrite
FeS
Selenium
Ore-stage Uranium
Jordisite
Calcite
Reduced Sandstone
Jordisite
Calcite

(after Devoto, 1978)

Figure 4.4 is a schematic view of a typical uranium roll-front wellfield configuration.

The red area is the uranium mineralization deposited at the interface between the oxidized (up gradient) sand shown in yellow and the reduced (down gradient) sand shown in gray. The up gradient sand has been altered by oxidizing groundwater that carried the uranium that was deposited in the roll-front at the oxidation/reduction (Redox) interface. The uranium mineralization is hydrologically confined by an upper and lower confining layer of shale or mudstone. A production (pumping) well has been completed in the center of the roll-front and is fed lixiviate (leach solutions) by two injection wells on each side of the front.

One item, in particular needs to be emphasized in evaluating the Goliad deposits at Palangana, namely: disequilibrium of the roll front wings or limbs. These can carry uranium values although the thickness is usually too thin to chase independently. PFN logging has defensibly shown that often these zones carry significant chemical uranium. One other explanation may be related to the correlation of the mini-roll front data. In some instances what appear to be chemically stable wings or limbs may be other subordinate roll fronts.

Mineralization

All known Goliad formation deposits at Palangana are multiple-stage roll-front-type deposits in a roughly "horseshoe shaped". As uranium-bearing ground water moved from west to east through the region, a redox front was created around a subsurface high of reduced rock proximal to the dome. This reduced ground resulted from the introduction of hydrocarbons or their derivatives, mainly H2S, into the Goliad aquifers through fractures and formational seepage above the dome, providing the environment for uranium precipitation. The Palangana uranium mineralization occurs in the Goliad sandstone unit at depths ranging from 200 to 650 feet below the surface. The favorable sandstone unit is as much as 400 feet thick and is bounded by mudstones. Within this unit are at least six separate sandstone horizons hosting roll-type uranium mineralization. These units are interbedded with mudstones that served as constraining aquitards for uraniferous groundwater movement. Mineralization occurs as uraninite and is fixed at positions where the migrating uranium-bearing solutions encountered a suitable reductant. Uranium values in mineralized strata grades from 0.001% to several percent eU3O8. Mineralized thicknesses range from less than 1foot to several tens of feet in multiple, stacked roll front zones.

Identification of the uranium minerals has not been specifically determined for Palangana. Uraninite is commonly found coating quartz grains and within the interstices in most south Texas sand and sandstone tabular and roll-front deposits. Molybdenum commonly occurs as jordisite, a molybdenum sulfide. Molybdenum is a significant accessory to uranium mineralization, with an erratic distribution.

Select core assay reports were reviewed by SRK Consultants, with assays ranging from a background of approximately 50 ppm to as high as 0.23% Mo. More typically, assays range from 0.02% to 0.04% where molybdenum levels are elevated.

Mineralized Zones

As stated previously, mineralization does not occur in all of the Goliad sands nor does it persist in the same sand intervals across the dome area. On the west half of the dome near what is referred to as the Dome trend, UCC developed the "C" sand zone. The NW Garcia and SE Garcia trends to the east of the dome also reside in the "C" sand zone. Also to the east of the dome, the PA-2 deposit, as well as the CC Brine, Jemison Fence and Jemison East trends all occur in the "E" sand, while the PA-1 deposit occurs in the "G" sand. Within these mineralized horizons, smaller roll fronts are evident that can be mapped as discrete bodies. Some of these bodies contain economic mineralization while others do not. The mineralized horizons occur as stacked intervals often separated by claystones. Generally they overlap one another but there are differences making a concurrent, multiple-horizon recovery scenario not uniformly effective.

Type, Character and Distribution of Mineralization

The uranium mineralization, as is the case in roll fronts elsewhere, can be significantly out of equilibrium. Consequently, the oxidized portion of the roll front while elevated in gross gamma radiation can be depleted of chemical uranium. Hexavalent uranium in solution in the groundwater ultimately became stabilized in uranium oxide minerals as a function of lower pH and EH (redox potential) that has been caused by a variety of factors but mostly the introduction of hydrogen sulfide and perhaps methane gas along fault traces around the Palangana dome.

Closely associated with this mineralization, is generally the introduction of iron sulfide.

Because of the differing mineral suites, the color of the sand and interbedded clays will vary on either side of the redox front from yellows and orange colors on the oxidized side of the system to greens, blue and dark grey on the reduced side. Accurate lithologic logging is important in order to understand where the drillhole is in relation to the redox interface. Great efforts were taken in the past by Uranium One and its predecessors to document this color change through the use of field photos and field descriptions of drill cuttings that have been archived with the drillhole records.

The width of the reduced portion of the roll front systems at Palangana can vary from approximately 30-40 meters to only a few meters over a short strike distance. The reason for variation in the mineralized width is likely in part attributable to the permeability of the sand system in a particular part of the fluvial channel and the amount of reductant available at the time of the influx of uranium-bearing fluids. Multiple surges in oxidation fronts are believed to have formed the multiple mini-roll fronts within the sands although in many instances there are intervening claystones that could have caused the separation of the roll fronts within a specifically mapped sand zone.

The cross section shown in the following figure shows the nature of the mineralization along the strike of the roll front trend and across the roll front interface or redox zone

0'
50'
100'
150'
200'
250'
300'
350'
400'
450'
500'
550'
600'
Gamma S.P.
Resistivity
Soils
Clay and Tuffaceous Clay
(No. "1" Clay)
Sand, Tuffaceous
Sand and Sandy Tuff ("B" Sand)
Clay (No. "2" Clay)
Sand ("C" Sand)
Discontinuous Clay Interval
Sand, Tuffaceous with Local Iron Staining
("C" and "D" Sands Combined)
Discontinuous Clay Interval (No. "3" Clay)
Sand, Tuffaceous ("E" Sand - Aquitard)
Clay, Mottled Coloration
Sand, Tuffaceous with Clay Interbeds ("F" Sand)
Clay (No. "5" Clay-Aquitard)
Interbedded Sand ("G" Sand) - Ore Zone for PA-1 Deposit
Clay (No. "6" Clay-Confining)

TYPICAL STRATIGRAPHIC SECTION

PA1 DEPOSIT	FIGURE 7

Cross-section Index across PA-1 Deposit. Figure 7.2

Exploration

Exploration activities in the 1950's noted radioactivity in shallow sediments between 200 to 400 feet around the Palangana salt dome. Follow-up drilling during the 1960's was mostly wide spaced drilled holes several hundreds of feet apart. Upon a discovery in what has been called the "C" zone in the Goliad Sandstone, UCC attempted both underground and then in-situ development on the west flanks of the dome. The water filled nature of these mineralized sands made it favorable for ISR.

As an exploration target, the dome offered favorable attributes for roll-front deposits including a permeable, fluvial sand system that was subject to post depositional mineralization by uranium migration in solution from a likely volcanic source rock. Reductants around the dome area associated with faulting provided the requisite stabilization mechanism for the uranium rollfronts to form. Several other mineralized sand zones were discovered across the dome area through the 1980's but the exploration methods were not sophisticated enough to map discrete roll-fronts in the stacked sand system. Extensive faulting, particularly around the dome and the lack of successful exploitation of one of the first in-situ production projects by UCC, slowed exploration efforts. This combined with the low cost of uranium during the late 1980's and 1990's essentially stopped exploration and development in the area.

In 2006, Energy Metals resumed exploration activities at Palangana. They began exploration by drilling a wide spaced grid across the property in an attempt to identify areas of oxidation and reduction of the mineralized trends. During this phase of work, the PA-1 and PA-2 deposits were identified as well as the six exploration trends identified in this report. These deposits were further delineated through concentrated drilling and were assessed using the PFN probe.

Drilling

Rotary Drilling and Logging

In general, common roll-front exploration practice was to drill widely-spaced rotary holes on a 400 to 600ft grid pattern, examine cuttings for evidence of alteration-bleaching-oxidation, gamma logs for evidence of uranium mineralization, and resistivity/self-potential logs for evidence of permeable sandstone horizons. The drill spacing was tightened further between areas of reduced and oxidized sandstone host horizons to target the uranium enriched redox boundary. Once the roll-front mineralization was intersected and its trend established, fences were drilled every 200ft with holes within fences further tightened as required by the lateral continuity of the uranium mineralization.

Nearly all rotary holes were drilled to pre-targeted depths with truck-mounted mud rigs capable of drill depths up to 1,500ft. The holes were generally drilled to a 5-1/8 inch diameter and used a drilling fluid consisting of a polymer mud with various additives for fluid loss control. The drill orientation was vertical, and given the shallow depth of drilling (i.e., less than 400 ft) in relatively soft sedimentary units, there was minimal hole drift or deviation. As a result, it is reasonable to assume that the holes intersected the horizontal to subhorizontal lenses of uranium mineralization at approximately a normal angle. Rotary cuttings were examined in the field and log data recorded. Upon completion of a drillhole, it was logged with gamma ray, self-potential, resistivity and continuous drift by either an in-house logging truck or contract unit. Drill hole collar locations were surveyed and recorded.

UCC Drilling Program

UCC drilling appears to have followed a normal exploration and development approach, but somewhat inconsistently. The result is that the 1,117 holes are unevenly distributed over the Palangana property with only a few in the PA-1 and PA-2 project areas. The primary focus of the UCC development drilling was within a 3,500 x 3,400ft area surrounding the ISR wellfield, an 800 x 1,700ft area on the southwest flank of the Palangana Dome depression. The remainder of the UCC drilling appears to have targeted mineralization around the periphery of the depression of the dome, as well as topographic highs in the center of the depression. The resulting drilling appears somewhat scattered, often occurring in clusters of 100 to 200ft centered patterns surrounding +0.50GT holes. There are isolated +0.50 GT holes in a number of locations on the property, some with no other hole within hundreds of feet.

Chevron Drilling Program

Chevron's drill program was limited, totaling just 163 holes, but followed a much more consistent and methodical drilling strategy. Their exploration drilling focused on filling in areas of sparse UCC drilling west and northwest of the ISR wellfield. This region corresponds to much of the western margin of the salt dome depression. The resulting pattern stepping west from the ISR wellfield yielded a fairly regular delineation drill grid on nominal 100ft-centers.

To the northwest, Chevron's drilling was clearly for exploration and not delineation, resulting in a nominal 200ft grid pattern.

UCC and Chevron confined the great majority of their drilling to less than 200 acres comprising their wellfield and the immediate vicinity. A focus on production issues discouraged UCC from an aggressive exploration and delineation program. Chevron's focus was on filling in gaps in the UCC drilling necessary to evaluate the deposits for their open pit scenario. Significant mineralized intercepts were encountered outside of the production wellfield vicinity, but there was limited exploration follow-up.

Uranium One Drilling Program

While Uranium One and its predecessors have drilled over 2,500 rotary holes on the entire Palangana property, their efforts have been focused on eight discoveries, PA-1, PA-2, and six trends still being defined (the exploration trends), where more than 70% of the drill holes are located. The average depth of these holes is 450ft. All of these holes have all been logged by conventional gamma, SP, resistivity methods and the majority have also been probed using a Prompt Fission Neutron (PFN) probe that more closely estimates the chemical uranium.

Core Drilling

There were 296 core holes completed by UCC on the Palangana property. Assaying for these holes was conducted either at UCC's in-house laboratories in Grand Junction or Rifle, Colorado, and at independent Core Laboratories Inc. located in Corpus Christi, Texas. Thirty-three of the core holes were examined in detail. Core recovery was generally between 80% and 100%. Where the loss occurred in the mineralized interval, which unfortunately happened regularly, it rendered that interval useless for disequilibrium comparison (see discussion below) with the down hole gamma log results.

From the available reports and records reviewed, there is no evidence that Chevron conducted core drilling on the Palangana property. Energy Metals and Uranium One drilled a total of eight core holes on the PA-1 property. However, the usage of PFN logging has largely reduced the need for coring for exploration purposes.

Procedures

Drilling procedures conducted by Energy Metals and Uranium One are acceptable for resource and reserve modeling. Field examination by Sean Muller confirmed that proper methods for sampling and logging were being conducted and the drilling and geophysical logging methods were at or above the industry standard. Core and rotary cutting recovery were well documented and of good quality for interpretation.

Results

Results compiled from the above described drilling activities were carefully compiled in a consistent and quality manner enabling easy retrieval and correlation for interpretive purposes.

The mineralized zones at Palangana are oriented essentially horizontal along semi-linear fronts. The drill holes are all oriented vertical which intersect the mineralized zones at right angles. Therefore, the mineralized intercepts as recorded in the drill holes do represent true thickness of the mineralized zones.

The table below summarizes the results of drilling at the Palangana Project.

Trend	Total # DHs	Max. Depth	Avg. Depth	#of Mineralized Intervals	Interval Thickness Range	Interval Thickness Avg.
PA-1	518	660	565	389	0.5 - 13.5	5.24
PA-2	239	600	337.5	186	0.5 - 13.5	5.79
Dome	231	600	346	239	0.5 - 12.5	4.10
CC Brine	69	520	417	49	2.0 - 18.5	5.9
Jemison East	53	560	434	17	1.0 - 11.0	4.4
NE Garcia	186	600	344	158	0.5 - 20.0	4.6
SW Garcia	84	600	367	45	0.5 - 11.0	4.6

Sample Preparation, Analyses and Security

Discussion on sample preparation, analyses and security in this report is limited to the samples collected by employees of Energy Metals and Uranium One. Core sample acquisition has been done using appropriate QA/QC methods to minimize contamination and oxidization. The core was wrapped and frozen immediately after acquisition then shipped directly to Energy Laboratories in Casper, Wyoming. Although Energy Laboratories does have approximately 26 certifications from various federal and state agencies they are not an ISO certified laboratory.

Energy Laboratories has an impeccable reputation for uranium assay and physio-chemical testing for ISR amenability. Being located amidst the Wyoming uranium belt of the Powder River Basin has enabled Energy Laboratories to continue with advances in technologies during the down cycle of uranium prices since production in the area continued during this period. Their QA/QC procedures have historically been overseen by uranium experts who understand the propensity for uranium disequilibrium in Texas deposits and the requisites for laboratory check samples, standards and blanks. Generally, two assays were typically run: a percent chemical U3O8 by one of several acceptable methods and an equivalent percent U3O8 based on a "closed can" radiometric assay to determine a gamma equivalent assay to approximate the downhole gamma log. Although it was standard practice to insert QA control samples (i.e., blanks, standards, and duplicates) into the sample sequence, there are no records from the UCC sampling to verify that a QA/QC procedure was followed.

Core Laboratories Inc. ran select samples for horizontal and vertical permeability and porosity from core plugs and density measurements. Core Laboratories Inc. is an industry leader in petroleum services but is not ISO certified.

Horizontal permeability values ranged from practically zero to over eight darcies in the UCC production area which should be reasonably applicable to all Goliad sand units within the Palangana Project. The lower values corresponded to mudstones and some very fine-grained zones described as "silty" and/or "limy". Within mineralized zones, horizontal permeability varies from a few hundred millidarcies to the upper limit of over eight darcies. Sample descriptions between the two extremes are hardly different - both are most often described as very fine-grained to fine-grained, silty sandstone. Absent any analytical data and more detailed descriptions, the conclusion is that the lower permeability samples are due to more clay or calcium carbonate cement. Vertical permeability ranged from 50% to 75% of horizontal.

Porosity percentages from core plugs ranged from the low 20's to the low 30's with an average of about 28% in the core descriptions examined. UCC settled on a density factor of 17ft3/t for rock density. An average of 137 density values available for 15 cores studied averaged 16.8ft3/t.

Methodologies utilized by UEC are deemed acceptable to meet the CIM requirements for the industry.

Interpretation

The sampling and analysis methods employed by Uranium One and previous operators meet or exceed industry standards. The usage of PFN borehole logging is particularly useful in deposits that exhibit disequilibrium such as those at Palangana.

Mineral Processing and Metallurgical Testing

The Palangana uranium host rock consists of both sand and clay with about 20% calcium carbonate. The uranium content can vary from essentially zero to over 1% U3O8 within a few feet. Although grades and analyses are generally given in terms of U3O8, the species itself has not been identified. The uranium phase present in the mineralization is thought to be UO2, although because of its extreme fineness, no mineral has been positively identified. The Palangana uranium is considered to be a secondary deposit, in which the uranium was originally transported from another deposit, probably in the soluble hexavalent form, and then was reprecipitated as UO2 by H2S or other reducing agents. Iron and sulfur contents are in about equal proportions at around 1%. The FeS2 minerals marcasite and pyrite have been identified, with marcasite predominating. Most of the sulfur is in the form of FeS2, although small amounts are apparently present as sulfate. The amount of iron exceeds that necessary to combine with sulfur and likely is a form of ferrous carbonate. Detailed mineralogical studies have not been found in the references and may not exist.

Other metal constituents are molybdenum, vanadium, copper, and rhenium. It is likely that these metals, except possibly vanadium, are present as sulfides. Of these four, molybdenum is the most abundant, being on the average about 10% of the uranium content of the mineralization, but varying widely in range, Vanadium is not always detectable by chemical methods, since its concentration is <0.01%. Copper generally ranges from 0.003 to 0.005%. The precious metal rhenium is present as a trace constituent, and can be found in concentrations ranging from 0.01-

0.2% rhenium for every 100% MoS2.

In 1970, UCC conducted their own pilot plant leach study using ammonia and hydrogen peroxide as respective oxidants. These tests concluded that the Palangana ores were very easy to leach with carbonate solutions at ambient temperature. The ease of leaching is thought to result from the extreme fineness of the uranium species. Some permeability reduction occurred as a result of montmorillonite swelling.

Energy Metals submitted selected core samples to Energy Laboratories, Inc. in Casper, Wyoming in April 2008. These core samples from the Palangana Project were sent to the laboratory for leach amenability studies intended to demonstrate that uranium mineralization at the property was capable of being leached using conventional in situ leach chemistry. The tests do not approximate other in-situ variables (permeability, porosity, and pressure) but provide an indication of a sample's reaction rate and the potential chemical recovery.

Permitting

We have obtained all the permits required for the Palangana project to proceed with development and have fully and successfully completed the state permitting process at all levels.

Mineral Exploration Properties

We hold mineral properties in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming by way of mining claims and state and private mineral leases. The mining claim properties were staked and claimed by us and registered with the US Bureau of Land Management ("BLM"). There are claim blocks acquired in this manner in Arizona, Colorado, New Mexico, Utah and Wyoming. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties on an annual basis. The claims were entered into between November 4, 2004 and July 2008.

Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim - bringing the land back into the state it was originally in prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of Arizona, Colorado, New Mexico, Texas, Wyoming and Utah we are participating in our mineral properties by way of property leases directly from the owners of the land/mineral rights. As of the date of this report we have executed leases in Arizona, Colorado, New Mexico, Texas, Wyoming and Utah. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term the leases will be either held by production or the leases will be terminated. Royalty payments must be made to the lessor in event that we extract uranium ore from the properties. Royalty payments vary based on a sliding scale tied to the price of uranium. All royalties are based on the gross sales revenue less certain charges and fees.

We have the following gross and net acre mineral property interests in states indicated below under lease:

	Gross Acres	Net Acres(1)

Arizona	2,251.48	2,251.48
Colorado	2,788.67	2,788.67
New Mexico	13,692.02	10,312.53
Texas	22,202.96	19,290.10
Utah	5,642.23	5,642.23
Wyoming	3,675.37	3,675.37

	50,252.73	43,960.38

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

On May 1, 2007, we entered into a joint venture with Neutron Energy Inc. ("NEI"), a Wyoming corporation, in connection with the exploration of a property covering approximately 6,700 acres located in Cibola County, New Mexico, for uranium resources. In connection with the joint venture, Cibola Resources LLC, a limited liability company under the laws of the State of Delaware, was formed to undertake the exploration activities contemplated by the parties. NEI acquired the mining lease to the property from La Merced del Pueblo de Cebolleta ("Cebolleta"), a private entity that has the authority over the natural resources of the property, pursuant to a letter agreement between Cebolleta and NEI dated January 27, 2007, and has contributed the lease to Cibola Resources. In connection with the acquisition of the lease, NEI has made cash payments to Cebolleta of $5,000,000 to date. The Company has reimbursed an aggregate of $2,450,000 to NEI to date. As a result, NEI and the Company held a 51% and 49% interest, respectively, in Cibola Resources.

On April 12, 2010, the Company received a cash payment in the amount of $11,000,000 from NEI for the sale of our 49% interest in the Cibola Resources LLC joint venture.

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the incidence of uranium by companies such as Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., Occidental Minerals and Oklahoma Public Services. We have acquired a 1979 Oklahoma Public Services ("OPS") geologic report contiguous to our claims (Artillery Peak), as well as gamma-ray logs from Homestake, that indicates the possibility of incidence of uranium. OPS drilling continued on to our claims as evidenced by drill holes verified on the ground, and such drill cuttings were found to be radioactive. Close spaced developmental drilling is indicated on our claims located at Artillery Peak.

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

On November 1, 2007, we entered into a binding letter Agreement to Purchase Assets with Melvin O. Stairs, Jr. ("Mr. Stairs"), for a mineral exploration claim and related database information located in Maricopa County, Arizona. Under the terms of the agreement, the Company will pay total consideration of $1,200,000 including i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and August 15, 2008, and iii) installments totaling $100,000 on January 10 and August 15 of each year for the period from January 10, 2009 through August 15, 2013. Additionally, the Company has granted the seller security interest on the acquired assets until the agreement is paid in full. On August 25, 2008, we entered into an amendment agreement pursuant to which the total consideration payable was reduced to $300,000 as follows: i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and $57,000 cash (paid) and $38,000 by way of issuance of 19,000 restricted common shares of the Company at a deemed price of $2.00 per share on August 15, 2008.

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

The following provides information relating to such claims:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Bull Canyon	23 claims	383.00	383.00
Carnotite	18 claims	371.88	371.88
Paradox	4 claims	40.00	40.00
Raven Mine	22 claims	454.52	454.52
RM Claims	15 claims	300.00	300.00
Squaw Point	1 lease	288.91	288.91
Taco	34 claims	702.44	702.44
Triangulation Mine	12 claims	247.92	247.92

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

Grants Ridge is a Todilto Formation target in the Grants Uranium District and is currently under option by Uran Ltd. of Perth, Australia.

We confirm that at the current date, our New Mexico located claims contain no uranium reserves and require extensive exploration by us.

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

F-33	172 claims	3,388.04	3,388.04
Grants Ridge	1 lease	320.00	320.00
Laguna Trend	40 claims	826.40	826.40
Red Basin	20 claims	413.20	413.20
Rick Claims	62 claims	1,063.46	1,063.46
Todilto	36 claims	640.00	640.00
West Ranch	62 claims, 33 leases and 6 mineral deeds	7,040.92	3,661.43

Texas

We currently own twelve lease plays located in the South Texas uranium trend. The location and acquisition of these lease plays are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

The following provides information relating to all of our leased properties in the South Texas Uranium Trend:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Carrizo	8 leases	1,159.29	954.42
Devillier	18 leases	654.85	402.08
Goebel	1 lease	545.80	497.78
Goliad	23 leases	2,649.84	2,342.49
High Plains	2 leases	784.14	784.14
Hobson Plant	1 lease	7.286	7.286
La Palangana	22 leases	10,527.90	9,914.38
Maetze	3 leases	166.83	158.47
Martella	3 leases	124.25	124.25
Nichols	8 leases	1,347.61	1,347.61
Salvo	9 leases	1,514.49	1,514.49
Sejita	8 leases	2,720.68	1,242.71

Utah

Our Crain Lease was the subject of prior exploration drilling conducted by Pioneer-Uravan, Inc. and Truchas Limited in the 1970s to search for uranium indications. We have acquired gamma drill log interpretation worksheets from work previously conducted by Pioneer-Uravan, Inc. In addition, drill hole location maps have been obtained from work conducted for Pioneer-Uravan, Inc. and Truchas Limited. Further assay reports on core samples from exploration drilling previously conducted by Pioneer-Uravan, Inc., as verified by that company's commissioned assay report, have also been obtained, as well as certain drill indicated uranium findings that provide the basis for preliminary mineralization information as previously conducted and defined in a Truchas Limited summary and report (1979). The Montezuma Canyon leases are State of Utah leases on trend with known mineralization. As at this date our Utah located claims contain no uranium reserves that we have independently verified, and require extensive exploration by us.

The following provides information relating to such claims and leases:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Crain	1 lease	640.00	640.00
Montezuma Canyon	2 leases	5,002.23	5,002.23

Wyoming

Our five Wyoming uranium mineral property areas total 3,675.37 acres. Wyoming led the nation's uranium production in 2006 with 4,100,000 pounds of U3O8.

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

Situated in the Lower Eocene Wasatch formation of the southwest Powder River Basin is our Powder River Basin LO-Herma uranium property. The exploration data was acquired from H. Brenniman as a part of the Pioneer Nuclear, Inc., package in 2006. The 29 mining claims total 591.57 acres and are contiguous to the Uranium One (formerly Energy Metals Corp.) property.

Our DL, 1,275.00 acre, property is being assessed by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

We confirm that at the current date, our Wyoming located claims contain no uranium reserves and require extensive exploration by us.

Wyoming Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Burnt Wagon	30 claims and 3 leases	1,038.00	1,038.00
DL Prospect	1 lease	1,275.00	1,275.00
East Poison Spyder	3 leases	160.00	160.00
Granite Mountain	30 claims	610.80	610.80
LO-Herma	29 claims	591.57	591.57

Exploration Work Programs

Our Vice President of Exploration, Clyde Yancey, a Certified Professional Geologist, based on historical data previously outlined and our own work product, has developed exploration programs unique to each state and claim block with the intent of proving or disproving the existence of uranium on these prospects. The exploration plans for Arizona, New Mexico, Colorado, Utah and Wyoming will be instituted once our Palangana property in Texas is placed into production and we see an increase in the price of uranium. Therefore, for the current term, these exploration properties are all on hold. Exploration and land acquisition in the South Texas Uranium Trend will continue in order to support our near term production facilities.

South Texas Leases

During 2009 and 2010, our exploration group has focused its attention on regional studies within the trend, establishing additional mineralization at Palangana, and assessing our newly acquired leases acquired from the South Texas Mining Venture acquisition. The work at Palangana has focused on an extensive re-mapping of the entire geologic system responsible for the deposition of uranium mineralization at the project. Based on some of the newly interpreted data, a limited drilling program has been carried out down-dip of the Palangana Salt Dome structure. Also, we were able to acquire the data base that covers our Salvo project. This data base is currently being evaluated, and it is expected that a drilling program will be developed as a result of this evaluation.

Our operational business plan calls for the acquisition of further uranium exploration properties in Texas as exploration analyses dictate.

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

Employees

Amir Adnani is our President and Chief Executive Officer, Harry Anthony is our Chief Operating Officer and Pat Obara is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. We currently employ approximately 62 persons on a full time basis and contract with approximately 6 individuals on a full time basis for ongoing services provided to the Company.

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

We will need to raise additional financing to complete further exploration of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise the required funds, or on terms satisfactory to us. The continued exploration of our mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our mineral properties to be earned by another party or parties carrying out further exploration thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. Our future cash flows and the availability of financing will be subject to a number of variables, including the market price of uranium. We may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties.

As our mineral properties do not contain any reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $68,382,133 from May 16, 2003 (inception) to July 31, 2010. We incurred net losses totaling $14,478,669 in the year ended July 31, 2010, $13,503,576 in the year ended July 31, 2009 and $19,236,124 in the year ended July 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We are a new entrant into the uranium mineral exploration industry with a limited and unprofitable operating history.

Since our inception on May 16, 2003, our activities have been limited to organizational efforts, obtaining working capital and acquiring and exploring a very limited number of properties. As a result, there is limited historical financial and operating information available upon which to evaluate our future performance.

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

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved uranium reserves. The Company's exploration activities are subject to the risks normally inherent in the industry, including, but not limited, to environmental hazards, flooding, fire, periodic or seasonal hazardous climate and weather conditions, unexpected rock formation, industrial accidents and metallurgical and other processing problems. These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties; personal injury; environmental damage; delays in mining; increased production costs; monetary losses; and possible legal liability. The Company may become subject to liability which it cannot insure or against which it may elect not to insure due to high premium costs or other reasons. Where considered practical to do so the Company maintains insurance against risks in the operation of its business in amounts which the Company believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage. The Company cannot provide any assurance that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability. In some cases, coverage is not available or considered too expensive relative to the perceived risk.

The uranium exploration industry is highly competitive and there is no assurance that we will be successful in acquiring mineral exploration properties or leases.

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

If we are successful in acquiring additional properties, some or all of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods which may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

If economic quantities of uranium are found on any lease owned by us in sufficient quantities to warrant uranium mining operations, such mining operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

Nevada law provides that our officers and directors will not be liable to the Company or its stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this annual report, we have 60,846,787 shares of common stock issued and outstanding, of which 12,428,598 shares are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this annual report, there are an aggregate of 9,050,000 stock options outstanding and an aggregate of 5,231,882 share purchase warrants outstanding.

The sale of a substantial number of shares into the public market of previously restricted shares, or upon exercise of stock options or warrants, could place downward pressure on the price of our common stock.

The trading price of our common stock on the NYSE Amex Equities exchange and previously on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on the NYSE Amex Equities exchange (formerly known as the American Stock Exchange) on September 28, 2007, and previously traded on the OTC Bulletin Board, and the trading price has fluctuated. In addition to volatility associated with securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

Timing, estimated amount, capital and operating expenditures and economic returns of future production are based on estimates which may differ from actual results.

There are no assurances if and when a particular mineral property of the Company can enter into production. The amount of future production for all our projects, including Palangana, are based on the estimates prepared by or for the Company. The capital and operating costs to take the Company's projects into production may be significantly higher than anticipated. Capital and operating costs of production and economic returns are based on estimates prepared by or for the Company may differ significantly from their actual values. There can be no assurance that the Company's actual capital and operating costs will not be higher than currently anticipated.

In addition, the construction and development of mines and infrastructure are complex. Resources invested in construction and development may yield outcomes that may differ significantly from those anticipated by the Company.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We own 32.19 acres of real estate located in Goliad County, Texas. The Goliad property and our other mineral property interests are described in detail in Item 1 "Business" above.

Our registered office is located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471.

We have entered into office rental and service agreements as follows:

  we currently have a month to month lease at $925 per month for our Goliad project office at 138 South Market Street, Goliad, Texas 77963. There is no lease commitment and rent and expenses are paid on a month to month basis;

  we currently have a month to month lease at $740 per month for our Texas exploration office at 100 East Kleberg Street, Suite 310, Kingsville, Texas 78364. There is no lease commitment and rent and expenses are paid on a month to month basis;

  we currently have a month to month lease at $2,598 per month for our New Mexico exploration office at 6100 Indian School NE, Suite 225, Albuquerque, New Mexico 87110. There is no lease commitment and rent and expenses are paid on a month to month basis; and

  we rent office space at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3, for our corporate administration office. There is no lease commitment and rent and expenses are paid on a month to month basis.

ITEM 3.           LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4.           (REMOVED AND RESERVED)

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "URME" on December 5, 2005. On September 28, 2007, shares of our common stock commenced trading on the NYSE Amex Equities exchange under the symbol "UEC". The market for our common stock is limited, and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on the NYSE Amex Equities exchange on a quarterly basis for the periods indicated:

NYSE AMEX
Quarter Ended	High Bid	Low Bid
July 2010	$3.30	$2.11
April 2010	$3.90	$2.84
January 2010	$3.90	$2.61
October 2009	$4.16	$2.10
July 2009	$3.45	$1.10
April 2009	$1.45	$0.30
January 2009	$0.80	$0.16
October 2008	$2.21	$0.44

The last reported sales price for our shares on the NYSE Amex Equities exchange on October 12, 2010 was $3.83 per share. As of October 12, 2010, we had 112 shareholders of record.

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

Securities Authorized For Issuance Under Compensation Plans

We have two equity compensation plans, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan") and the Uranium Energy Corp. 2009 Stock Incentive Plan (the "2009 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this annual report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders (2006 and 2009 Stock Incentive Plans)	9,050,000	$1.64	1,845,114
Equity Compensation Plans Not Approved by Security Holders	500,000(1)	$1.00	Nil

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

2009 Stock Incentive Plan

On June 5, 2009 our Board of Directors adopted the 2009 Stock Incentive Plan, under which an aggregate of 5,000,000 shares may be issued, and on July 23, 2009, our shareholders approved the adoption of our 2009 Stock Incentive Plan in the amount of 5,000,000 shares.

Effective May 25, 2010, our Board of Directors amended the 2009 Stock Incentive Plan to increase the number of shares issuable thereunder from 5,000,000 shares to 7,000,000 shares. On July 22, 2010, our shareholders approved an amendment to our 2009 Stock Incentive Plan increasing the number of shares available under the Plan from 5,000,000 to 7,000,000.

The purpose of the 2009 Stock Incentive Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Stock Incentive Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2009 Stock Incentive Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2009 Stock Incentive Plan. An aggregate of 7,000,000 of our shares may be issued pursuant to the grant of awards under the 2009 Stock Incentive Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant's continuous service only to the extent provided by the administrator under the 2009 Stock Incentive Plan. If the administrator under the 2009 Stock Incentive Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant's service has been terminated for "cause," he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2009 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2009 Stock Incentive Plan, a copy of which has been filed with the SEC.

As of the date of this annual report, there are an aggregate of 9,050,000 stock options granted and outstanding.

Common Stock Purchase Warrants

As of the date of this annual report, there are an aggregate of 5,231,882 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

We issued the following unregistered equity securities during our fourth quarter ended July 31, 2010. All other issuances of unregistered securities during our fiscal year ended July 31, 2010 were previously disclosed in filings with the SEC:

Effective December 21, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on May 13, 2010 we issued 1,648 shares of our restricted common stock at deemed issuance price of $3.24 per share, and on June 15, 2010 we issued a further 1,648 shares of our restricted common stock at a deemed issuance price of $2.99 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 21, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on May 13, 2010 we issued 5,000 shares of our restricted common stock at deemed issuance price of $3.24 per share, and on June 15, 2010 we issued a further 5,000 shares of our restricted common stock at a deemed issuance price of $2.99 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective March 1, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on May 17, 2010 we issued 8,000 shares of our restricted common stock at deemed issuance price of $3.72 per share, on June 17, 2010 we issued a further 8,000 shares of our restricted common stock at deemed issuance price of $3.72 per share, and on July 19, 2010 we issued a further 8,000 shares of our restricted common stock at a deemed issuance price of $3.72 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective December 30, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on May 26, 2010 we issued 2,180 shares of our restricted common stock at a deemed issuance price of $3.67 per share. The shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 29, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on May 27, 2010 we issued 2,725 shares of our restricted common stock at deemed issuance price of $3.67 per share, on June 28, 2010 we issued a further 2,725 shares of our restricted common stock at deemed issuance price of $3.67 per share, and on July 27, 2010 we issued a further 2,725 shares of our restricted common stock at a deemed issuance price of $3.67 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective May 17, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on June 21, 2010 we issued 5,000 shares of our restricted common stock at a deemed issuance price of $3.09 per share. The shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective May 25, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on June 21, 2010 we issued 6,000 shares of our restricted common stock at a deemed issuance price of $2.50 per share. The shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective June 14, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on July 6, 2010 we issued 2,000 shares of our restricted common stock at deemed issuance price of $2.85 per share, and on July 30, 2010 we issued a further 2,000 shares of our restricted common stock at a deemed issuance price of $2.85 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective September 1, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement, on July 9, 2010 we issued 7,000 shares of our restricted common stock at a deemed issuance price of $1.50 per share. The shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Comparative Stock Performance

Our shares of common stock commenced trading on the OTC Bulletin Board on December 5, 2005, with the first trade in our common stock occurring on February 17, 2006. Our shares of common stock were subsequently listed for trading on the NYSE Amex Equities Exchange on September 28, 2007. The graph below compares the cumulative total stockholder return on our common stock for the period from February 17, 2006 to July 31, 2006 and for the years ended July 31, 2007 through to July 31, 2010, with the cumulative total return on the shares of common stock of General Moly, Inc. and Uranerz Energy Corp. over the same periods (assuming an investment of $100 in our common stock, General Moly, Inc. and Uranerz Energy Corp. on February 17, 2006, and the reinvestment of all dividends, if any).

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data has been derived from and should be read in conjunction with (i) our audited financial statements as at and for the years ended July 31, 2010, 2009 and 2008, as at and for the seven months ended July 31, 2007, and as at and for the year ended December 31, 2006, together with the notes to these financial statements, and (ii) the sections of this annual report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Balance Sheet Data

	As at July 31,				As at December 31,
	2010	2009	2008	2007	2006

Cash and cash equivalents	$21,067,662	$24,265,643	$13,137,318	$9,083,453	$13,581,377
Working capital (deficiency)	16,243,838	23,713,452	12,585,424	9,589,150	13,324,190
Total assets	47,554,766	38,611,555	29,131,183	22,525,727	18,048,453
Total liabilities	5,518,429	761,800	865,390	379,157	532,043
Total stockholders' equity	42,036,337	37,849,755	28,265,793	22,146,570	17,516,410

Statement of Operations Data

	Fiscal Years Ended July 31,			Seven Months Ended July 31,	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006

Revenues	$Nil	$Nil	$Nil	$Nil	$Nil
Expenses	22,431,147	12,948,327	18,840,129	8,489,901	12,078,099
Loss from continuing operations	(23,012,750)	(12,883,569)	(18,612,414)	(8,158,615)	(12,078,099)
Income (loss) from discontinued operations	8,534,081	(620,007)	(428,539)	(81,299)	-
Net loss	(14,478,669)	(13,503,576)	(19,236,124)	(8,044,743)	(11,608,135)
Loss per share, basic and diluted, from continuing operations	(0.39)	(0.27)	(0.48)	(0.22)	(0.44)
Income (loss) per share, basic and diluted, from discontinued operations	0.14	(0.02)	(0.01)	-	-
Net loss per share, basic and diluted	(0.25)	(0.29)	(0.49)	(0.22)	(0.44)

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our audited financial statements as at the years ended July 31, 2010 and 2009, and for each of the years in the three year period ended July 31, 2010 and the related notes; and (ii) the section of this annual report entitled "Business" that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors". Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Our plan of operations for the next twelve months is to continue with the exploration and development of our mineral properties. Our planned geological exploration programs are described in detail in this annual report under "Business". As well, the reclamation activities at Mt. Lucas are expected to be complete within the next twelve months. The minor reclamation activities at Hobson, which will be placed in a disposal well, are also expected to be complete within fiscal 2011. Mining activities at our Palangana site are expected to commence by the end of 2010 with the ore being transported to and processed at our Hobson processing facility.

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:
Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due
Goliad*	$Nil	$49,578	$Nil

*An amount of approximately $250,000 has been budgeted for additional surveys and studies as may be required by the respective approval authorities. At this time it has not been determined whether or not the Company will be required to draw upon the budgeted funds.

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Planned Development Expenditures
La Palangana	$125,000	$347,971	$5,491,039

In addition, we will incur general and administrative expenses throughout the year that we anticipate will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $21,067,662 and a working capital surplus in the amount of $16,243,838 as of July 31, 2010. We anticipate that existing cash resources will be sufficient to carry out our exploration programs and current plan of operations for the next twelve months. In the event we require additional financing to pursue our plan of operations for the next 12 months, there can be no assurance that such financing will be available on terms favorable to us or at all.

Beyond the next twelve months, we may be required to obtain additional financing in order to continue our plan of operations as we may not earn any positive cash flow revenues in the foreseeable future. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not wish to encumber any of our tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we may be forced to abandon our properties and our plan of operations.

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

Results of Operations

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:
Fiscal Years Ended July 31,
	2010	2009	2008
Consulting fees	$635,243	$220,332	$522,718
Depreciation, amortization and accretion	794,504	526,251	372,886
General and administrative	5,087,238	3,768,042	5,726,145
Impairment loss on mineral properties	43,600	1,223,038	247,830
Interest and finance charges	517,273	-	55,334
Management fees	1,251,853	744,684	791,695
Mineral property expenditures	6,438,714	4,046,265	6,574,898
Professional fees	633,332	680,111	739,853
Stock based compensation	7,029,390	1,739,604	3,808,770
Operating loss	(22,431,147)	(12,948,327)	(18,840,129)
Other items	(581,603)	64,758	227,715
Loss before discontinued operations	(23,012,750)	(12,883,569)	(18,612,414
Discontinued operations	8,534,081	(620,007)	(428,539)
Deferred tax expense	-	-	(195,171)
Net loss	$(14,478,669)	$(13,503,576)	$(19,236,124)

We have been funding our initial operations by way of private placements. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital primarily through the sale of equity securities.

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

We are an exploration stage company and net production revenues during the years ended July 31, 2010 and 2009 were $Nil. Our net loss for the year ended July 31, 2010 was $14,478,669 compared to a net loss of $13,503,576 during the year ended July 31, 2009.

Operating expenses incurred during the year ended July 31, 2010 increased to $22,431,147 from $12,948,327 over the year ended July 31, 2009. The increase is primarily due to the expansion of our operations as market conditions improved and the acquisition of the STMV Joint Venture which resulted in an additional $5,752,588 in operating expenses during the year ended July 31, 2010 compared to Nil for the prior year. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $635,243 during the year ended July 31, 2010 from $220,332 during the year ended July 31, 2009. Consultants are engaged for administrative functions, investor relations and technical and geological work relating to permitting, exploration and development of our near-term production projects. All areas of the aforementioned experienced increased activity due to improved market conditions.

  Depreciation, amortization and accretion increased to $794,504 during the year ended July 31, 20010 from $526,251 during the year ended July 31, 2009 due primarily to additional charges on assets relating to the STMV acquisition including accretion of asset retirement obligations.

  General and administrative costs increased to $5,087,238 during the year ended July 31, 2010 from $3,768,042 during the year ended July 31, 2009. The increases are due to the expansion of our operations as a result of the acquisition of the STMV Joint Venture, specifically with respect to investor relations, office administration, travel and insurance.

  Impairment loss on mineral properties decreased to $43,600 during the year ended July 31, 2010 from $1,223,038 during the year ended July 31, 2009. During the year, the Company did not renew three property leases due to results received during our exploration of these properties.

  Interest and finance charges increased to $517,273 during the year ended July 31, 20010 from $Nil during the year ended July 31, 2009. During the year ended July 31, 2010, we realized an expense of the fair value on the issuance of warrants as penalties pursuant to private placement agreements.

  Management fees increased to $1,251,853 during the year ended July 31, 2010 from $744,684 during the year ended July 31, 2009. The increase resulted from the reinstatement of director's and officer's fees which were curtailed during fiscal 2009 and management bonuses.

  Mineral property expenditures increased to $6,438,714 during the year ended July 31, 2010 from $4,046,265 during the year ended July 31, 2009 due to the commencement of exploration and development of the Palangana project which includes consultants relating to technical and geological work in addition to professional fees for ongoing permitting of the Goliad project.

  Professional fees nominally decreased to $633,332 during the year ended July 31, 2010 from $680,111 during the year ended July 31, 2009, which reflects a general decrease in the reliance of external professionals. The purpose of the external professionals relates to legal fees, audit fees, tax preparation fees and SOX documentation fees.

  Stock based compensation increased to $7,029,390 during the year ended July 31, 2010 from $1,739,604 during the year ended July 31, 2009. The current and prior year expense consists of the fair value of option grants earned during the period to consultants, management and employees.

Interest and other income decreased to $54,472 during the year ended July 31, 2010 from $64,758 during the year ended July 31, 2009 due to lower investment rates during the current period.

We incurred $636,075 in transaction costs relating to the STMV Acquisition during the year ended July 31, 2010 compared to $Nil during the same period ended July 31, 2009. On December 18, 2009, we completed the acquisition of a 100% ownership interest in STMV.

Our loss before continuing operations during the year ended July 31, 2010 was $23,012,750 or $0.39 per share compared to $12,883,569 or $0.27 per share during the same period ended July 31, 2009.

We realized an $8,534,081 gain on the sale of assets during the year ended July 31, 2010, which is reported as income from discontinued operations. During the year ended July 31, 2009, we incurred $620,007 in mineral property expenditures relating to the assets sold during the current period, which is reported as loss from discontinued operations. Effective March 30, 2010, Neutron exercised its option to acquire our 49% interest in Cibola Resources, LLC, and on April 12, 2010, completed the acquisition for a cash payment of $11,000,000. Our income from discontinued operations during the year ended July 31, 2010 was $8,534,081 or $0.14 per share compared to a loss of $620,007 or $0.01 per share during the same period ended July 31, 2009.

Our net loss during the year ended July 31, 2010 was $14,478,669 or $0.39 per share compared to a net loss of $13,503,576 or $0.29 per share during the same period ended July 31, 2009. The weighted average number of shares outstanding was 59,017,166 for the year ended July 31, 2010 compared to 47,358,056 for the same period ended July 31, 2009.

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

We are an exploration stage company and net production revenues during the years ended July 31, 2009 and 2008 were $Nil. Our net loss for the year ended July 31, 2009 was $13,503,576 compared to a net loss of $19,236,124 during the year ended July 31, 2008.

Operating expenses incurred during the year ended July 31, 2009 decreased to $12,948,327 from $18,840,129 over the year ended July 31, 2008. The decrease is primarily due to a reduction in some of our exploration activities, operations and personnel, including salary reductions, over the prior period as we implemented a cost reduction program during difficult economic conditions. Significant expenditures and changes are outlined as follows:

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

  Mineral property expenditures decreased to $4,046,265 during the year ended July 31, 2009 from $6,574,898 during the year ended July 31, 2008 due to the reduction in some of our exploration activities over the prior period during difficult economic conditions.

  Professional fees decreased to $680,111 during the year ended July 31, 2009 from $739,853 during the year ended July 31, 2008 due primarily to variations in audit, review and counsel fees over the prior period based on the volume of business operations and development.

  Stock based compensation decreased to $1,739,604 during the year ended July 31, 2009 from $3,808,770 during the year ended July 31, 2008. The current and prior year expense consists of the fair value of option grants earned during the period. Additionally, the current period expense includes the incremental expense incurred from option grants that were repriced during the year.

Interest and other income decreased to $64,758 during the year ended July 31, 2009 from $227,715 during the year ended July 31, 2008 due to significantly lower investment rates during the current period. A $47,548 gain on the sale of marketable securities was realized during the year ended July 31, 2008 from the sale of investments. There were no investment related transactions during the current period. A $14,370 loss on sale of assets was recorded during 2009 from a charge realized on the disposal of property and equipment.

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

Operating expenses incurred during the year ended July 31, 2008 increased to $18,840,129 from $8,489,901 over the seven months ended July 31, 2007. The increase is primarily due to the expansion of current operations and the corresponding change in administration and exploration costs associated with the increased acquisition and development of our uranium properties and related infrastructure. Significant expenditures and changes are outlined as follows:

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

  Mineral property expenditures increased to $6,574,898 during the year ended July 31, 2008 from $2,404,202 during the seven months ended July 31, 2007 due to the longer reporting period, and the expansion of exploration activities over the prior period, primarily in the Goliad project.

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

Liquidity and Capital Resources

	As at July 31,
	2010	2009	2008

Cash and cash equivalents	$21,067,662	$24,265,643	$13,137,318
Working capital	16,243,838	23,713,452	12,585,424
Total assets	47,554,766	38,611,555	29,131,183
Total liabilities	5,518,429	761,800	865,390
Stockholders' equity	42,036,337	37,849,755	28,265,793

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash used in operating activities during the year ended July 31, 2010 was $5,038,108 compared to $10,001,218 during the year ended July 31, 2009. Significant operating expenditures during the current period included mineral property expenditures, general and administrative costs, management fees and professional fees. In addition, the Company spent $1,368,684 in settlement of asset retirement obligations.

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

Cash Flows from Investing Activities

Net cash provided by investing activities during the year ended July 31, 2010 was $9,192,088 compared to $44,226 in the year ended July 31, 2009. During the year ended July 31, 2010, we received $11,000,000 on the sale of our 49% interest in Cibola Resources, LLC, spent $1,080,000 as the cash component of the STMV acquisition and spent $1,368,684 in settlement of assets retirement obligation.

Net cash provided by investing activities during the year ended July 31, 2009 was $44,226 compared to net cash used in investing activities of $3,432,556 in the year ended July 31, 2008. Significant investing expenditures during 2008 included mineral property acquisitions, including a $980,000 payment related to the Cibola Resources LLC agreement, a $500,000 payment for the Tronox database acquisition, payments totaling $200,000 relating to the F-33 agreement, and $779,149 in purchases of equipment.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended July 31, 2010 was $1,182,120 compared to $21,085,317 during the year ended July 31, 2009. During the current period, we received net proceeds of $1,144,760 from the exercise of stock options and warrants and the sale of our common stock.

Net cash provided by financing activities during the year ended July 31, 2009 was $21,085,317 compared to $21,746,377 during the year ended July 31, 2008. During the fiscal 2009 period, we received net proceeds of $21,035,379 primarily from the sale of our common stock pursuant to private placements.

Net cash provided by financing activities during the year ended July 31, 2008 was $21,746,377 compared to $3,712,919 during the seven months ended July 31, 2007. During the current period, we received net proceeds of $21,637,396 primarily from the sale of our common stock pursuant to private placements.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Discontinued Operations

Net cash relating to discontinued operation that was used in operating activities during the year ended July 31, 2010 was $Nil compared to $620,007 in the same period ended July 31, 2009. Since inception, net cash relating to discontinued operation that was used in operating activities through July 31, 2010 was $1,129,846, no change from July 31, 2009.

Net cash relating to discontinued operations that was provided by investing activities during the year ended July 31, 2010 was $11,000,000 compared to $Nil in the same period ended July 31, 2009.  Since inception, net cash relating to discontinued operations that was provided by investing activities through July 31, 2010 was $8,534,081 compared to net cash used in investing activities through July 31, 2009 of $2,465,919.

Stock Options and Warrants

As at July 31, 2010, we had 6,986,250 stock options and 5,231,882 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.41 per share and the outstanding warrants have a weighted average exercise price of $2.90 per share. Accordingly, as at July 31, 2010, the outstanding options and warrants represented a total of 12,218,132 shares issuable for proceeds of approximately $25,023,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

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

Going Concern

We commenced operations on May 16, 2003 and have not realized any significant revenues since inception. As at July 31, 2010 we have working capital of $16,243,838 and an accumulated deficit of $68,382,133. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. Our continuation as a going concern for a period of longer than the upcoming year is dependent upon our ability to obtain necessary financing. We are in the exploration stage of our mineral property development and to date have not yet established any proven mineral reserves on our existing properties. Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date, we have completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $68,622,731 from the issuance of shares of our common stock.

Material Commitments

We are committed to pay our key executives a total of approximately $639,000 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $16,500. All office lease agreements are on a month to month basis with the exception of the Corpus Christi office lease which expires in August 2012.

The following sets forth our contractual obligations in tabular form as at July 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital Lease Obligations	$Nil	$Nil	$Nil	$Nil	$Nil
Operating Leases	$215,525	$101,853	$113,672	$Nil	$Nil
Purchase Obligations	$Nil	$Nil	$Nil	$Nil	$Nil
Other Long-Term Liabilities	$149,117	$135,817	$13,300	$Nil	$Nil
Reflected on the Registrant's Balance Sheet under GAAP	$Nil	$Nil	$Nil	$Nil	$Nil

	$364,642	$237,670	$126,972	$Nil	$Nil

Purchase of Significant Equipment

We may acquire significant equipment as may be deemed required to conduct and continue ordinary course of business in fiscal 2011.

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

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

As of the date of this annual report, we have yet to establish proven or probable reserves on any of our mineral properties.

Databases

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property data bases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method, which is the period over which management believes the asset will contribute to the Company's cash flows.

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, we capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligation is accreted to an undiscounted value until the time at which it they are expected to be settled. Actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a quarterly basis we update cost estimates, and other assumptions used in the valuation of asset retirement obligations at each of our mineral properties to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the asset retirement obligations.

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

Stock-Based Compensation

We follow ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. We use the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under ASC 718. The fair value is recorded in income depending on the terms and conditions of the award and the nature of the relationship of the recipient of the award to us. We record the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. We estimate the expected forfeitures and update the valuation accordingly.

Recently Adopted Accounting Policies

Effective August 1, 2009, we adopted ASC 805, Business Combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment and disclosure for certain specific items in a business combination. Under the new guidance, business acquisitions are accounted for under the "acquisition method", compared to the "purchase method" mandated previously. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The more significant changes to our accounting for business combinations that will result from applying the acquisition method include: (i) the definition of a business is broadened to include some development stage entities, and therefore more acquisitions may be accounted for as business combinations rather than asset acquisitions; (ii) the measurement date for equity interests issued by the acquirer is the acquisition date instead of a few days before and after terms are agreed to and announced which may significantly change the amount recorded for the acquired business if share prices differ from the agreement and announcement date to the acquisition date; (iii) all future adjustments to income tax estimates will be recorded to income tax expense, whereas under the previous requirements, certain changes in income tax estimates were recorded to goodwill; (iv) acquisition related costs of the acquirer, including investment banking fees, legal fees, accounting fees, valuation fees and other professional or consulting fees will be expensed as incurred, whereas under the previous guidance these costs were capitalized as part of the business combination; (v) the assets acquired and liabilities assumed as part of a business combination, whether full, partial or step acquisition, result in all assets and liabilities recorded at 100% of fair value, whereas under the previous requirements only the controlling interest's portion is recorded at fair value; (vi) recognition of a bargain purchase gain when the fair value of the identifiable assets exceeds the purchase price, whereas under the previous guidance, the net book value of the identifiable assets would have been adjusted downward; and (vii) the non-controlling interest will be recorded at its share of fair value of net assets acquired, including its share of goodwill, whereas under previous guidance the non-controlling interest is recorded at its share of the carrying value of net assets acquired with no goodwill being allocated. The adoption of ASC 805 resulted in certain differences to the recording of the purchase equation compared to how it would have been recorded under previous guidance. Transaction costs of $636,075 have been expensed rather than capitalized into the purchase equation. In addition, the assessment of the measurement date may have been different and therefore have caused a different valuation of the consideration.

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

Effective August 1, 2009, we adopted ASC 815, Derivatives and Hedging. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, disclosures about credit-risk-related contingent features in derivative agreements, disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and additional disclosure about the current status of the payment/performance risk of a guarantee. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the consolidated financial position, results of operations or cash flows.

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

Effective August 1, 2009, we adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-06 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The standard will be effective for the years beginning after November 19, 2009 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-17 to have a material impact on the consolidated financial statements.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company does not expect that this guidance will have a material impact on the consolidated financial statements.

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

JULY 31, 2010

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2010 and 2009, and the related statements of operations, stockholders equity, and cash flows for the years ended July 31, 2010, July 31, 2009 and July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. as at July 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended July 31, 2010, July 31, 2009 and July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance issued in Financial Accounting Standards Board ("FASB") Statement No. 141(R), "Business Combinations" (codified in FASB Accounting Standards Codification Topic 805, "Business Combinations") on August 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2010 expressed an unqualified opinion thereon.
Ernst & Young LLP Vancouver, Canada October 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.'s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranium Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2010 and 2009, and the related statements of operations, stockholders equity, and cash flows for the years ended July 31, 2010, July 31, 2009 and July 31, 2008 and our report dated October 12, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Vancouver, British Columbia

October 12, 2010

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	July 31, 2010	July 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$ 21,067,662	$ 24,265,643
Available-for-sale securities (Note 5)	50,957	43,200
Accounts and interest receivable	46,450	26,895
Prepaid expenses and deposits	170,173	139,514

	21,335,242	24,475,252

MINERAL RIGHTS AND PROPERTIES (Notes 6, 7 and 8)	14,728,269	10,780,126
PROPERTY, PLANT AND EQUIPMENT (Note 9)	8,749,946	865,360
RECLAMATION DEPOSITS (Note 3)	2,741,309	21,222
ASSETS RELATING TO DISCONTINUED OPERATIONS (Note 6)	-	2,469,595

	$ 47,554,766	$ 38,611,555

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,197,448	$ 722,019
Due to related parties (Note 10)	77,141	39,781
Current portion of asset retirement obligations (Note 11)	1,816,815	-

	5,091,404	761,800

ASSET RETIREMENT OBLIGATIONS (Note 11)	427,025	-

	5,518,429	761,800

STOCKHOLDERS' EQUITY
Capital stock (Note 12)
Common stock $0.001 par value: 750,000,000 shares authorized 60,788,337 shares issued and outstanding (July 31, 2009 - 56,237,269)	60,789	56,237
Additional paid-in capital	110,158,133	91,686,382
Share issuance obligations	194,700	-
Deficit accumulated during the exploration stage	(68,382,133)	(53,903,464)
Accumulated other comprehensive income	4,848	10,600

	42,036,337	37,849,755

	$47,554,766	$ 38,611,555

COMMITMENTS AND CONTINGENCIES (Note 14)
SUBSEQUENT EVENTS (Note 16)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008	For the Period from May 16, 2003 (inception) to July 31, 2010

				(Unaudited)
EXPENSES
Consulting fees	$ 635,243	$ 220,332	$ 522,718	$ 2,339,874
Depreciation, amortization and accretion	794,504	526,251	372,886	1,834,653
General and administrative (Note 10)	5,087,238	3,768,042	5,726,145	19,474,652
Impairment loss on mineral properties (Note 6)	43,600	1,223,038	247,830	1,570,108
Interest and finance charges (Note 12)	517,273	-	55,334	689,003
Management fees (Note 10)	1,251,853	744,684	791,695	3,911,638
Mineral property expenditures (Note 6)	6,438,714	4,046,265	6,574,898	21,685,594
Professional fees	633,332	680,111	739,853	2,796,125
Stock based compensation (Note 12)	7,029,390	1,739,604	3,808,770	21,996,841

	22,431,147	12,948,327	18,840,129	76,298,488

LOSS BEFORE OTHER ITEMS	(22,431,147)	(12,948,327)	(18,840,129)	(76,298,488)

OTHER ITEMS
Gain (loss) on sale of assets	(3,677)	(14,370)	-	345,710
Gain on sale of investments	-	-	47,548	47,548
Interest income	27,600	54,600	169,812	648,330
Other income	30,549	24,528	10,355	106,607
Transaction costs (Note 4)	(636,075)	-	-	(636,075)

	(581,603)	64,758	227,715	512,120

LOSS FROM CONTINUING OPERATIONS	(23,012,750)	(12,883,569)	(18,612,414)	(75,786,368)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 6)	8,534,081	(620,007)	(428,539)	7,404,235
INCOME TAXES
Deferred income tax expense	-	-	(195,171)	-

NET LOSS FOR THE PERIOD	(14,478,669)	(13,503,576)	(19,236,124)	(68,382,133)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES	(5,752)	10,600	(286,987)	4,848

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	$ (14,484,421)	$ (13,492,976)	$ (19,523,111)	$ (68,377,285)

NET LOSS PER SHARE, BASIC AND DILUTED
Loss from continuing operations	$ (0.39)	$ (0.27)	$ (0.48)
Income (loss) from discontinued operations	0.14	(0.02)	(0.01)

Net loss per share	$ (0.25)	$ (0.29)	$ (0.49)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	59,017,166	47,358,056	39,397,704

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Deposits	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, May 16, 2003 (Unaudited)	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	-	-	(24,133)	-	(24,133)
Balance, December 31, 2003 (Unaudited)	-	-	-	-	-	(24,133)	-	(24,133)

Common stock
Issued for cash at $0.0013 per share	11,550,000	7,700	7,700	-	-	-	-	15,400
Issued for cash at $0.20 per share	2,413,936	1,610	481,186	-	-	-	-	482,796
Issued on the conversion of debenture at $0.0013 per share	2,250,000	1,500	1,500	-	-	-	-	3,000
Issued on the conversion of debenture at $0.20 per share	35,000	23	6,977	-	-	-	-	7,000
Issued on settlement of debts	79,647	53	15,876	-	-	-	-	15,929

Net loss for the year	-	-	-	-	-	(109,322)	-	(109,322)

Balance, December 31, 2004 (Unaudited)	16,328,583	10,886	513,239	-	-	(133,455)	-	390,670

Common stock
Issued for cash at $0.333 per share	1,357,500	905	451,595	-	-	-	-	452,500
Issued pursuant to mineral property expenditures	825,000	550	274,450	-	-	-	-	275,000
Issued pursuant to service agreements	1,950,000	1,300	648,700	-	(650,000)	-	-	-

Stock based compensation	-	-	684,008	-	-	-	-	684,008

Reclassification for stock split	-	6,820	(6,820)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(1,377,431)	-	(1,377,431)

Balance, December 31, 2005 (Unaudited)	20,461,083	$ 20,461	$ 2,565,172	$ -	$ (650,000)	$ (1,510,886)	$ -	$ 424,747

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Deposits	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, December 31, 2005	20,461,083	$ 20,461	$ 2,565,172	$ -	$ (650,000)	$ (1,510,886)	$ -	$ 424,747

Common stock
Issued for cash at $1.00 per share	300,000	300	299,700	-	-	-	-	300,000
Issued for cash at $2.00 per share	2,525,000	2,525	5,047,475	-	-	-	-	5,050,000
Issued for cash at $2.50 per share	5,200,000	5,200	12,994,800	250,000	-	-	-	13,250,000
Issued on the exercise of options	3,137,505	3,137	1,622,563	-	-	-	-	1,625,700
Issued pursuant to mineral property expenditures	1,518,750	1,519	2,592,231	-	-	-	-	2,593,750
Issued pursuant to service agreements
- consulting services	1,172,500	1,173	1,156,327	-	(246,458)	-	-	911,042
- property expenditures	56,250	56	138,694	-	-	-	-	138,750

Share issuance costs	-	-	(329,700)	-	-	-	-	(329,700)

Stock based compensation
- options issued for consulting services	-	-	2,130,149	-	-	-	-	2,130,149
- options issued for management fees	-	-	273,253	-	-	-	-	273,253
- options issued for property expenditures	-	-	57,250	-	-	-	-	57,250
- options issued for wages and benefits	-	-	431,078	-	-	-	-	431,078
- warrants issued for consulting services	-	-	1,618,526	-	-	-	-	1,618,526

Amortization of deferred compensation	-	-	-	-	650,000	-	-	650,000
Net loss for the year	-	-	-	-	-	(11,608,135)	-	(11,608,135)

Balance, December 31, 2006 (Unaudited)	34,371,088	$ 34,371	$ 30,597,518	$ 250,000	$ (246,458)	$ (13,119,021)	$ -	$ 17,516,410

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Deposits	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, December 31, 2006	34,371,088	$ 34,371	$ 30,597,518	$ 250,000	$ (246,458)	$ (13,119,021)	$ -	$ 17,516,410

Common stock
Issued for cash at $2.50 per share	200,000	200	499,800	(250,000)	-	-	-	250,000
Issued on the exercise of options	995,000	995	744,004	-	-	-	-	744,999
Issued on the exercise of warrants	1,283,500	1,284	2,907,467	34,750	-	-	-	2,943,501
Issued pursuant to mineral property acquisitions	750,000	750	5,369,250	-	-	-	-	5,370,000
Issued pursuant to consulting service agreements	12,500	12	74,713	-	-	-	-	74,725

Stock based compensation
- options issued for consulting services	-	-	382,875	-	-	-	-	382,875
- options issued for management fees	-	-	1,774,500	-	-	-	-	1,774,500
- options issued for property expenditures	-	-	248,250	-	-	-	-	248,250
- options issued for wages and benefits	-	-	236,212	-	-	-	-	236,212

Warrants issued as penalties pursuant to private placement agreements	-	-	116,396	-	-	-	-	116,396

Amortization of deferred compensation	-	-	-	-	246,458	-	-	246,458
Net loss for the period	-	-	-	-	-	(8,044,743)	-	(8,044,743)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	286,987	286,987

Balance, July 31, 2007	37,612,088	$ 37,612	$ 42,950,985	$ 34,750	$ -	$ (21,163,764)	$ 286,987	$ 22,146,570

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Deposits	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2007	37,612,088	$ 37,612	$ 42,950,985	$ 34,750	$ -	$ (21,163,764)	$ 286,987	$ 22,146,570

Common stock
Issued for cash at $2.40 per share	6,476,916	6,477	15,538,123	-	-	-	-	15,544,600
Issued for cash at $3.75 per share	1,800,000	1,800	6,748,200	-	-	-	-	6,750,000
Issued on the exercise of options	330,000	330	206,260	-	-	-	-	206,590
Issued on the exercise of warrants	48,235	48	137,707	(34,750)	-	-	-	103,005
Issued pursuant to consulting service agreements	51,500	52	147,618	-	-	-	-	147,670

Share issuance costs	-	-	(966,799)	-	-	-	-	(966,799)

Stock based compensation
- options issued for consulting services	-	-	337,151	-	-	-	-	337,151
- options issued for management fees	-	-	2,019,250	-	-	-	-	2,019,250
- options issued for wages and benefits	-	-	1,326,395	-	-	-	-	1,326,395

Warrants issued as penalties pursuant to private placement agreements	-	-	55,334	-	-	-	-	55,334
Recovery of short swing profits	-	-	119,138	-	-	-	-	119,138
Net loss for the period	-	-	-	-	-	(19,236,124)	-	(19,236,124)
Reversal of unrealized gain on disposal of available-for-sale securities	-	-	-	-	-	-	(286,987)	(286,987)

Balance, July 31, 2008	46,318,739	$ 46,319	$ 68,619,362	$ -	$ -	$ (40,399,888)	$ -	$ 28,265,793

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Deposits	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2008	46,318,739	$ 46,319	$ 68,619,362	$ -	$ -	$ (40,399,888)	$ -	$ 28,265,793

Common stock
Issued for cash at $2.40 per share	9,299,834	9,300	22,310,302	-	-	-	-	22,319,602
Issued on the exercise of options	217,500	218	79,355	-	-	-	-	79,573
Issued pursuant to mineral property acquisitions	98,668	99	169,406	-	-	-	-	169,505
Issued pursuant to consulting service agreements	302,528	301	497,675	-	-	-	-	497,976

Share issuance costs	-	-	(1,363,796)	-	-	-	-	(1,363,796)

Stock based compensation
- options issued for consulting services	-	-	328,297	-	-	-	-	328,297
- options issued for management fees	-	-	262,500	-	-	-	-	262,500
- options issued for wages and benefits	-	-	666,281	-	-	-	-	666,281

Warrants issued pursuant to mineral property acquisitions	-	-	117,000	-	-	-	-	117,000
Net loss for the period	-	-	-	-	-	(13,503,576)	-	(13,503,576)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	10,600	10,600

Balance, July 31, 2009	56,237,269	$ 56,237	$ 91,686,382	$ -	$ -	$ (53,903,464)	$ 10,600	$ 37,849,755

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Deposits	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2009	56,237,269	$ 56,237	$ 91,686,382	$ -	$ -	$ (53,903,464)	$ 10,600	$ 37,849,755

Common stock
Issued on the exercise of options and warrants	1,151,852	1,152	1,143,603	-	-	-	-	1,144,755
Issued pursuant to the STMV and Everest acquisitions (Note 4)	2,755,000	2,755	9,749,945	-	194,700	-	-	9,947,400
Issued pursuant to consulting service agreements	578,632	579	1,616,506	-	-	-	-	1,617,085
Issued pursuant to property acquisitions	10,448	10	32,170	-	-	-	-	32,180
Issued pursuant to bonus issuance resolutions	55,136	55	201,743	-	-	-	-	201,798

Warrants issued as penalties pursuant to private placement agreements	-	-	517,273	-	-	-	-	517,273

Stock based compensation
- options issued for consulting services	-	-	1,964,006	-	-	-	-	1,964,006
- options issued for management fees	-	-	1,960,000	-	-	-	-	1,960,000
- options issued for wages and benefits	-	-	1,286,506	-	-	-	-	1,286,506

Net loss for the period	-	-	-	-	-	(14,478,669)	-	(14,478,669)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	(5,752)	(5,752)

Balance, July 31, 2010	60,788,337	$ 60,788	$ 110,158,134	$ -	$ 194,700	$ (68,382,133)	$ 4,848	$ 42,036,337

All share amounts have been restated to reflect the 2:1 reverse stock split effective January 24, 2005 and the 1.5:1 forward stock split effective February 28, 2006.

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008	For the Period From May 16, 2003 (inception) to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)
Net loss for the period	$ (14,478,669)	$ (13,503,576)	$ (19,236,124)	$ (68,382,133)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	7,029,390	1,739,604	3,808,770	21,996,841
Impairment loss on mineral properties	43,600	1,223,038	247,830	1,570,108
Depreciation, amortization and accretion	794,504	526,251	372,886	1,834,653
Deferred income tax expense	-	-	195,171	-
(Gain) loss on sale of assets	3,677	14,370	-	(345,710)
Non-cash financing charges	517,273	-	55,334	689,003
Other non-cash adjustments	(4,413)	(9,914)	(47,548)	76,875
Changes in operating assets and liabilities:
Accounts and interest receivable	(19,555)	21,850	(44,330)	(46,450)
Prepaid expenses and deposits	(30,659)	115,080	(91,354)	(149,646)
Accounts payable and accrued liabilities	2,475,429	(127,921)	479,409	3,194,546
Settlement of retirement obligation	(1,368,685)	-	-	(1,368,685)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,038,108)	(10,001,218)	(14,259,956)	(40,930,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	1,144,760	21,035,379	21,637,396	68,622,731
Recovery of short swing profits	-	-	119,138	119,138
Advances (to) from related parties (Note 10)	37,360	49,938	(10,157)	77,141

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,182,120	21,085,317	21,746,377	68,819,010

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in mineral rights and properties	(72,305)	650,367	(1,732,580)	(4,384,567)
Acquisition of databases	(269,595)	(6,500)	(600,000)	(1,177,845)
Acquisition of land use rights	-	(55,200)	(15,000)	(70,200)
Purchase of property, plant and equipment	(166,648)	(77,863)	(779,149)	(1,646,488)
Proceeds from sale of assets (Note 5)	11,003,723	10,275	-	11,163,998
Proceeds from sale of investments	-	-	282,588	282,588
STMV and Everest acquisition (Note 4)	(1,080,000)	-	-	(1,080,000)
Reclamation deposit	(223,087)	143,154	(159,876)	(244,309)

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	9,192,088	664,233	(3,004,017)	2,843,177

Net cash flows from continuing operations	5,336,100	11,748,332	4,482,404	30,731,589
Gain on sale of discontinued operations	(8,534,081)	-	-	(8,534,081)
Net investing activities of discontinued operations (Note 5)	-	(620,007)	(428,539)	(1,129,846)

NET CASH FLOWS	(3,197,981)	11,128,325	4,053,865	21,067,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,265,643	13,137,318	9,083,453	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 21,067,662	$ 24,265,643	$ 13,137,318	$ 21,067,662

SUPPLEMENTAL CASH FLOW INFORMATION AND
 NONCASH INVESTING AND FINANCING ACTIVITIES (Note 15)

The accompanying notes are an integral part of these financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1:           NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. On December 18, 2009, the Company purchased all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., the 99% joint venture partner of the South Texas Mining Venture, L.L.P., a Texas limited liability partnership in the exploration stage of its mineral property development which has not established any proven mineral reserves on its existing properties. Additionally, on December 18, 2009 the Company contemporaneously acquired certain assets and liabilities from a third party including the remaining 1% interest in STMV.

Since November 1, 2004, the Company has acquired mineral leases or entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at July 31, 2010, the Company has interests in approximately 43,960 net acres of mineral properties which have been purchased, staked or leased.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at July 31, 2010, the Company has working capital of $16,243,838 and an accumulated deficit of $68,382,133. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $68,622,731 from the issuance of shares of the Company's common stock.

NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., URN Texas GP, LLC, URN South Texas Project, Ltd. and South Texas Mining Venture, L.L.P. ("STMV"). All significant inter-company transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of asset retirement obligations. Other areas requiring estimates include allocations of expenditures to mineral property interests, depreciation of property and equipment, and amortization of databases. Actual results could differ from those estimates.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

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

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

As of the date of these financial statements, the Company has yet to establish proven or probable reserves on any of its mineral properties.

Databases

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property databases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method, which is the period over which management believes the asset will contribute to the Company's cash flows. Databases have been reclassified within Mineral Rights and Properties on the balance sheet.

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. Actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement

On a quarterly basis the Company updates cost estimates, and other assumptions used in the valuation of asset retirement obligations at each of its mineral properties to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the asset retirement obligations.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no potential dilution and is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect is anti-dilutive.

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. As at July 31, 2010, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under ASC 718. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

Property and Equipment

Property and equipment are recorded at cost and are amortized using the straight-line method over their estimated useful lives at the following rates:

Computer equipment	3 years
Exploration equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Term of lease
Vehicles	5 years

The Hobson uranium processing facility acquired pursuant to the STMV Acquisition is being prepared for use with the Company's Goliad and Palangana projects, and therefore not currently subject to amortization (refer to Note 4).

Recently Adopted Accounting Policies

Effective August 1, 2009, the Company adopted ASC 805, Business Combinations (formerly SFAS No. 141R, "Business Combinations"). Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 changes the accounting treatment and disclosure for certain specific items in a business combination. Under the new guidance, business acquisitions are accounted for under the "acquisition method", compared to the "purchase method" mandated previously. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The more significant changes to the Company's accounting for business combinations that will result from applying the acquisition method include: (i) the definition of a business is broadened to include some development stage entities, and therefore more acquisitions may be accounted for as business combinations rather than asset acquisitions; (ii) the measurement date for equity interests issued by the acquirer is the acquisition date instead of a few days before and after terms are agreed to and announced which may significantly change the amount recorded for the acquired business if share prices differ from the agreement and announcement date to the acquisition date; (iii) all future adjustments to income tax estimates will be recorded to income tax expense, whereas under the previous requirements, certain changes in income tax estimates were recorded to goodwill; (iv) acquisition related costs of the acquirer, including investment banking fees, legal fees, accounting fees, valuation fees and other professional or consulting fees will be expensed as incurred, whereas under the previous guidance these costs were capitalized as part of the business combination; (v) the assets acquired and liabilities assumed as part of a business combination, whether full, partial or step acquisition, result in all assets and liabilities recorded at 100% of fair value, whereas under the previous requirements only the controlling interest's portion is recorded at fair value; (vi) recognition of a bargain purchase gain when the fair value of the identifiable assets exceeds the purchase price, whereas under the previous guidance, the net book value of the identifiable assets would have been adjusted downward; and (vii) the non-controlling interest will be recorded at its share of fair value of net assets acquired, including its share of goodwill, whereas under previous guidance the non-controlling interest is recorded at its share of the carrying value of net assets acquired with no goodwill being allocated. The adoption of ASC 805 resulted in certain differences to the recording of the purchase equation compared to how it would have been recorded under previous guidance. Transaction costs of $636,075 have been expensed rather than capitalized into the purchase equation. In addition, the assessment of the measurement date may have been different and therefore have caused a different valuation of the consideration.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

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

Effective August 1, 2009, the Company adopted ASC 815, Derivatives and Hedging (formerly SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities"). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, disclosures about credit-risk-related contingent features in derivative agreements, disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and additional disclosure about the current status of the payment/performance risk of a guarantee. The adoption of ASC 815 did not have a material impact on the consolidated financial position, results of operations or cash flows.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

Effective August 1, 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove the requirement for and SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-06 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The standard is effective for the years beginning after November 19, 2009 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-17 to have a material impact on the consolidated financial statements.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company does not expect that this guidance will have a material impact on the consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 3:           RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. During the year ended July 31, 2010 the Company deposited $233,275 to be held in trust for the Texas Commission on Environmental Quality ("TCEQ") in conjunction with the STMV Acquisition. Additionally, an amount of $2,497,000 held in trust for the TCEQ was assigned to the Company as a component of the STMV Acquisition (refer to Note 4). Reclamation deposits totaling $11,034 are held in trust for the States of Arizona and Wyoming collectively.

NOTE 4:          ACQUISITIONS

On December 18, 2009, the Company completed the acquisition of a 100% ownership interest in STMV, from each of URN Resources Inc. ("URN"), a subsidiary of Uranium One Inc., and Everest Exploration, Inc. ("Everest").

The Company purchased from URN, all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., the 99% joint venture partner of STMV, in exchange for 2,500,000 shares of restricted common stock of the Company. The shares issued to URN are subject to a registration rights agreement which restricts the number of shares that can be sold over a 240-day period following the closing date. Under the terms of the registration rights agreement, URN may sell up to 1/6 of the registerable securities during the first 90 days following the closing date, and an additional 1/6 each subsequent 30 day period.

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

    a cash payment of $1,000,000;

    a further cash payment of any funds remaining from the proposed $2,200,000 of reclamation funds devoted to the reclamation of the Tex-1 and Mount Lucas Uranium Projects, subsequent to the successful completion of the reclamation work; and

    the entering into of two agreements with Everest principals providing for cash payments aggregating $80,000 and stock issuances for an aggregate of 110,000 restricted shares of the Company's common stock valued at $389,400, of which 55,000 have been issued to date and 55,000 ($194,700) has been recorded as share issuance obligations. The fair value of the shares and cash has been included as consideration of the transaction and is not considered compensation costs for services.

The Company has determined that these transactions are related and together ("the STMV Acquisition") represents a business combination with the Company identified as the acquirer. The functional currency of this operation is the United States dollar. The common shares of the Company have been valued at $3.54 per share, the average share price of the Company as traded on December 18th, 2009, the acquisition date.

The tables below present the purchase cost and the allocation of the purchase price with respect to the valuation of individual asset groups and determination of tax values of the assets and liabilities acquired. For the purposes of these consolidated financial statements, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on management's best estimates and all available information at the time of the STMV Acquisition.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

Purchase Price

Cash	$ 1,080,000
2,810,000 restricted common shares at $3.54 per share	9,947,400

$ 11,027,400

No amount is expected to be refunded for reclamation funds for the Tex-1 and Mount Lucas uranium projects as total costs are estimated to exceed $2,200,000.

Purchase Price
Allocation

Assets
Property, plant and equipment	$ 1,664,000
Production facilities	6,200,000
Mineral rights and properties	3,911,800
Reclamation deposits	2,497,000

14,272,800

Liabilities
Asset retirement obligations	3,245,400

Net Assets Acquired	$ 11,027,400

The revenues and expenses from the STMV Acquisition have been included in the Company's consolidated statements of income from December 18, 2009 through July 31, 2010. The STMV Acquisition increased operating expenses for the period from December 18, 2009 to July 31, 2010 by approximately $5.8 million, of which $391,061 was recorded as stock based compensation. Additionally, the Company has incurred $636,075 in transaction related costs for the year ended July 31, 2010.

If the business combination had taken place at August 1, 2008, the revenues would be $Nil for all periods and the net loss would be $19,491,767 and $25,089,191 for the years ended July 31, 2009 and 2010 respectively (unaudited).

NOTE 5:          AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in a publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. During the year ended July 31, 2010, the Company accumulated an unrealized gain of $4,848 on available-for-sale securities which is recognized in accumulated other comprehensive income.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. Based on the following inputs at July 31, 2010, the fair values of the Company's available-for-sale securities are:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-Sale Securities
Strategic Resources Inc.	$ 19,436	$ -	$ -
Uran Limited	31,521	-	-

	$ 50,957	$ -	$ -

NOTE 6:          MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the states of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As of July 31, 2010, a total of 50,253 gross acres (43,960 net mineral acres) of mineral properties have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a net total cost of $13,674,400 including $8,249,750 representing the fair value of non-cash compensation and $3,911,800 representing the fair value allocation of Palangana as a component of the STMV Acquisition. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As of July 31, 2010, total yearly recurring maintenance payments of approximately $612,000 are required to maintain existing mineral leases.

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

Palangana Project

On December 18, 2009, the Company acquired Palangana through its acquisition of STMV (refer to Note 4). Palangana had an estimated fair value of $3,911,800 at the time of acquisition. The Palangana Project is a prior-producing, ISR project located in the South Texas uranium belt. The 2,500 hectare (6,200 acre) property is located approximately 100 miles south of the Hobson processing facility.

Goliad Project

On October 11, 2005, the Company entered into a mineral asset option agreement (the "Moore Option") granting the Company the option to acquire certain mineral property leases in the State of Texas for total consideration of $200,000 and 3,000,000 post-split restricted common shares at a fair value of $0.33 per share. In consideration for the Moore Option and its partial exercise over the option term, the Company has made cash payments totaling $200,000 and issued 3,000,000 post-split shares of restricted common stock. Upon completion of the terms of the Moore Option, title to the leases were transferred to the Company.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

Acquisition costs for the Moore Option total $8,407,500 as of July 31, 2010 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $281,627 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,689,127 as of July 31, 2010.

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

On November 5, 2009, as amended December 29, 2009, the Company entered into an option agreement with Neutron, granting Neutron the exclusive option (the "Option") to purchase and acquire its 49% interest in Cibola Resources, LLC for a cash payment of $11,000,000. The terms of the agreement required Neutron to provide written notice of its intention to exercise the Option by March 31, 2010 with closing completed by April 12, 2010. Neutron was also required to fund the joint venture's obligations for the months of August 2009 through to March 2010.

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

	Year Ended July 31, 2010	Year Ended July 31, 2009	For the Period From May 16, 2003 (inception) to July 31, 2010

(Unaudited)
Discontinued Operations
Gain on sale of assets	$ 8,534,081	$ -	$ 8,534,081
Mineral property expenditures	-	(620,007)	(1,129,846)

	$ 8,534,081	$ (620,007)	$ 7,404,235

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

At July 31, 2010, the Company has made cumulative payments of $265,000 consisting of $192,000 in cash and the issuance of 29,448 restricted common shares. At the time of issuance, these restricted common shares had a fair value of $42,250, resulting in capitalized total charges of $234,250.

Additionally, the Company has incurred $23,000 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $257,250 as at July 31 2010.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

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

On January, 14, 2009, the Company entered into an option and joint venture agreement (the "Agreement") with Uran Limited ("Uran") of Perth, Australia, in connection with the proposed exploration and development of certain tenements comprising the Company's "Grants Ridge" uranium project located in New Mexico. The Agreement was subject to Uran's satisfactory completion of due diligence work on the Grants Ridge project which was completed in February of 2009 in accordance with terms of the Agreement. Upon completion of the following terms of the Agreement, Uran can earn a 65% interest in the Grants Ridge project by: (a) making an initial cash payment of $75,000 (received); (b) incurring project exploration expenditures of $100,000 in year one, $200,000 in year two, $300,000 in year three, $400,000 in year four and $500,000 in year five, for total aggregate exploration expenditures of $1,500,000 over the 5 year option period; (c) completing a feasibility study; and (d) issuing and delivering an initial 1,000,000 Uran ordinary shares to the Company (received) plus issue a further 750,000 shares per year over the next 3 years for total aggregate issuance of 3,250,000 Uran ordinary shares. Uran can withdraw from the Agreement after expenditures of $250,000.

Additionally, the Company has incurred $91,203 in other mineral right and property acquisition charges on the Todilto project, for a cumulative cost of $341,203 as at July 31, 2010. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt during fiscal 2009. During fiscal 2010, the Company received an additional 750,000 shares with an estimated fair value of $13,509 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $106,109 as of July 31, 2010.

Holley Option

On March 28, 2007 the Company entered into a letter option agreement (the "Holley Option") granting the Company the option to acquire certain mineral property leases, which are located in the States of Colorado, New Mexico, and Utah, together with certain historical database records for total consideration of $1,594,690. During the year ended July 31, 2009, the Company decided to terminate the Holley Option. Accordingly, $1,176,748 in mineral rights and properties were written down.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

Mineral rights and properties acquisition costs consist of the following:

	July 31, 2010	July 31, 2009	July 31, 2008

Mineral Rights and Properties, Unproven
Goliad, Texas	$ 8,689,127	$ 8,689,127	$ 8,680,566
Palangana (Note 4)	3,911,800	-	-
Holley Option, Colorado, New Mexico and Utah	-	-	1,181,661
Todilto, New Mexico	205,094	173,603	291,681
New River, Arizona	257,250	195,070	121,600

Other property acquisitions	611,129	637,829	650,989

	13,674,400	9,695,629	10,926,497

Database, Net of Amortization (note 7)	722,672	715,781	943,407
Land Use Agreements, Net of Amortization (note 8)	331,197	368,716	41,920

	14,728,269	10,780,126	11,911,824

Assets Relating to Discontinued Operations
Cibola Resources, New Mexico	-	2,450,000	2,450,000
Database, net of amortization	-	19,595	26,947

	-	2,469,595	2,476,947

	$ 14,728,269	$ 13,249,721	$ 14,388,771

Through July 31, 2010, the Company has recorded an impairment loss of $1,570,108 (July 31, 2009 - $1,526,508) on cumulative acquisition costs of $15,444,508 (July 31, 2009 - $13,672,137).

Mineral property exploration costs on a regional basis are as follows:
	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008	For the Period From May 16, 2003 (inception) to July 31, 2010

				(Unaudited)
Exploration Costs, Continuing Operations
Arizona	$ 36,011	$ 14,350	$ 16,443	$ 143,743
Colorado	16,448	55,191	177,140	299,805
Nevada	-	-	-	963
New Mexico	49,804	171,313	132,304	507,472
Texas	6,284,294	3,704,740	5,847,212	19,559,454
Utah	37,222	10,773	33,544	88,896
Wyoming	14,935	89,898	368,255	1,085,261

	$ 6,438,714	$ 4,046,265	$ 6,574,898	$ 21,685,594

Exploration Costs,
Discontinued Operations
New Mexico	-	620,007	428,539	1,129,846

	$ 6,438,714	$ 4,666,272	$ 7,003,437	$ 22,815,440

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 7:          DATABASES

Database acquisition costs consist of the following:

	July 31, 2010	July 31, 2009

Mineral Property Databases
Moore	$ 141,890	$ 141,890
Jebsen/Triantis	50,000	50,000
Brenniman	209,000	209,000
Halterman	166,500	166,500
Jebsen	100,000	100,000
Tronox, LLC	500,000	500,000
Uranium Resources, Inc.	250,000	-
Other database acquisitions	6,500	6,500

	1,423,890	1,173,890
Accumulated amortization	(701,218)	(458,109)

	$ 722,672	$ 715,781
Databases Relating to Discontinued Operations Pierce	-	36,750
Accumulated amortization	-	(17,155)

	$ 722,672	$ 735,376

NOTE 8:          LAND USE AGREEMENTS

Land use acquisition costs, including right of way and easement agreements consist of the following:

	July 31, 2010	July 31, 2009

Land Use Agreements
Real right-of-way	$ 15,000	$ 15,000
Stanford right-of-way	33,770	33,770
Graham right-of-way	170,585	170,585
Jacob right-of-way	80,200	80,200
Halepeska right-of-way	75,600	75,600

	375,155	375,155
Accumulated amortization	(43,958)	(6,439)

	$ 331,197	$ 368,716

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 9:          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment acquisition costs consist of the following:

	July 31, 2010	July 31, 2009

Property, Plant and Equipment
Computer equipment	$ 349,047	$ 234,862
Exploration equipment	1,176,805	247,828
Furniture and fixtures	180,930	49,280
Land	175,144	175,144
Leasehold improvements	8,728	8,728
Production facilities (Note 4)	6,200,000	-
Vehicles	1,307,800	672,988
Asset retirement obligations	329,928	-

	9,728,382	1,388,830
Less: accumulated depreciation	(978,436)	(523,470)

	$ 8,749,946	$ 865,360

NOTE 10:        DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended July 31, 2010, the Company had transactions with certain officers and directors of the Company as follows:

    incurred $1,251,853 (2009 - $744,684, 2008 - $791,695) in management fees paid to directors and officers during the period, of which $77,141 (2009 - $39,781) is outstanding as at July 31, 2010 and reported as due to related parties;

    incurred $1,986,564 (2009 - $262,500, 2008 - $2,019,250) in stock based compensation for the incremental fair value of options granted to directors and officers; and

    incurred $151,797 (2009 - $108,873, 2008 - $186,986) in general and administrative costs paid to companies controlled by a direct family member of a current officer.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 11:        ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") in regards to the Hobson facility, the Palangana, Mt. Lucas and Tex-1 projects relates to site restoration (refer to Note 4).

	July 31, 2010	July 31, 2009

Opening balance	$ -	$ -
Liabilities assumed (Note 4)	3,245,400	-
Liabilities settled	(1,368,685)	-
Accretion	37,197	-
Revision in estimate of asset retirement obligations	329,928	-

	2,243,840	-
Less: current portion of asset retirement obligations	(1,816,815)	-

Long-term asset retirement obligations	$ 427,025	$ -

	July 31, 2010	July 31, 2009

Undiscounted and un-inflated amount of estimated cash flows	$ 3,709,950	$ -

Payable in years	9	n/a
Inflation rate	2.25%	n/a
Discount rate	5%	n/a

Actual retirement costs will be recorded against the ARO when incurred. Any difference between the recorded ARO and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement

NOTE 12:        CAPITAL STOCK

Capital Stock

The Company's capital stock as at July 31, 2010 was 750,000,000 authorized common shares, with a par value of $0.001 per share.

2010 Share Transactions

On August 28, 2009, the Company issued 300,000 restricted common shares pursuant to a consulting agreement. At the time of issuance, the shares had a value of $2.59 per share and $777,000 was recorded as stock based consulting fees.

On December 18, 2009, the Company issued 2,500,000 restricted common shares pursuant to the securities purchase agreement component of the STMV Acquisition. Additionally, on December 18, 2009, the Company issued 200,000 restricted common shares pursuant to the asset purchase agreement component and 55,000 restricted common shares pursuant to the consulting service agreements component of the STMV Acquisition (refer to Note 4). In accordance with the terms of the consulting service agreements, the Company is obligated to issue an additional 55,000 shares of restricted common stock which has been recorded as a stock issuance obligation. At the time of issuance the total aggregate amount of shares pursuant to the STMV Acquisition had a value of $3.54 per share and $9,947,400 was recorded as stock based acquisition costs.

On February 8, 2010, the Company issued 10,448 restricted common shares pursuant to an asset purchase agreement. At the time of issuance, the shares had a value of $3.08 per share and $32,180 was recorded as stock-based mineral rights and property acquisitions.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

On January 6, 2010, the Company issued 55,136 restricted common shares pursuant to a year-end bonus plan. At the time of issuance the shares had a fair value of $3.66 per share and $201,798 was recorded as stock based consulting, management fees and wages.

During the year ended July 31, 2010, the Company issued 578,632 restricted common shares pursuant to various service agreements. At the time of the issuances, the shares had values ranging from $2.17 to $3.72 per share, and a cumulative total of $840,085 was recorded as stock based consulting fees.

During the year ended July 31, 2010, the Company issued 928,391 shares for net proceeds of $452,026 pursuant to the exercise of 946,750 common stock options of which 114,750 options were exercised on a forfeiture basis resulting in 96,391 net shares being issued. Additionally, a total of 223,461 warrants were exercised for aggregate proceeds of $692,729.

2009 Share Transactions

On October 23, 2008, the Company issued 19,000 fully vested restricted common shares pursuant to an asset purchase agreement (refer to Note 6). At the time of issuance, the shares had a value of $0.53 per share and $10,070 was recorded as stock-based mineral rights and properties acquisitions.

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

During the year ended July 31, 2009, the Company issued 302,528 restricted common shares pursuant to various service agreements. At the time of the issuances, the shares had values ranging from $0.47 to $3.14 per share, and a cumulative total of $497,976 was recorded as stock based consulting fees.

During the year ended July 31, 2009, a total of 217,500 common stock options were exercised for proceeds of $79,573.

2008 Share Transactions

On December 12, 2007, the Company completed a private placement in the amount of 1,800,000 Units at a subscription price of $3.75 for gross proceeds to the Company of $6,750,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of one year from the date of issuance at an exercise price of $4.25 per share.

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As of July 31, 2008, 1,755,060 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

On May 22, 2008, the Company issued 11,500 restricted common shares pursuant to a right of way and easement agreement. At the time of issuance, the shares had a value of $2.48 per share and $28,520 was recorded as a stock-based asset acquisition to be amortized over the term of the agreement.

On July 7, 2008 and July 18, 2008, the Company completed private placements in the aggregate amount of 6,476,916 Units at a subscription price of $2.40 for gross proceeds to the Company of $15,544,600. Each Unit is comprised of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to purchase an additional common share of the Company for a period of one year from the date of issuance at an exercise price of $3.10 per share.

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. As of July 31, 2008, 3,419,812 additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

During the year ended July 31, 2008, the Company issued 40,000 restricted common shares and recorded an obligation to issue 7.500 restricted common share pursuant to various service agreements. At the time of the issuances, the shares had values ranging from $2.06 to $4.46 per share, and a cumulative total of $134,600 was recorded as stock based consulting fees.

During the year ended July 31, 2008, 48,235 common share purchase warrants were exercised for total proceeds of $137,755 and 330,000 common stock options were exercised for total proceeds of $206,590.

Share Purchase Warrants

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. The original registration statement relating to the securities issued in the December 2007 private placement is no longer effective. On March 1, 2010, the Company issued 67,480 warrants to 47 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. The $145,757 fair value of these warrants was recorded as finance charges and estimated using the Black-Scholes option pricing model with an exercise price of $4.25, an expected life of 2 years, a risk free interest rate of 0.80%, a dividend yield of 0%, and an expected volatility of 120%. As at July 31, 2010, 337,400 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

The July 7, 2008 and July 18, 2008 private placements included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC by September 25, 2008. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than two years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the two year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. The original registration statement relating to the securities issued in the July 2008 private placement is no longer effective. On March 1, 2010, the Company issued 155,446 warrants to 45 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. The $371,516 fair value of these warrants was recorded as finance charges and estimated using the Black-Scholes option pricing model with an exercise price of $3.10, an expected life of 2 years, a risk free interest rate of 0.80%, a dividend yield of 0%, and an expected volatility of 120%. As at July 31, 2010 no additional warrants could be issuable as liquidated damages through the two year period expiring July 7, 2010 and July 18, 2010.

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

A summary of the Company's common share purchase warrants as of July 31, 2010 and changes during the period is presented below:

	Number of warrants	Weighted average exercise price	Weighted average Remaining life (years)

Balance, July 31, 2007	4,009,998	$ 2.66	1.70
Issued	5,240,898	3.54	1.62
Exercised	(48,235)	(2.86)	(0.56)

Balance, July 31, 2008	9,202,661	3.16	1.25
Issued	4,599,917	3.10	2.00
Expired	(5,261,763)	(3.36)	n/a

Balance, July 31, 2009	8,540,815	$ 3.00	1.80
Issued	222,926	3.45	2.00
Exercised	(223,461)	(3.10)	(0.68)
Expired	(3,308,398)	(3.17)	n/a

Balance, July 31, 2010	5,231,882	2.90	1.41

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the 500,000 compensation warrants previously issued to consultants as at July 31, 2010 was estimated at $885,000.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

On July 23, 2009, the Company's shareholders approved the adoption of the Company's 2009 Stock Incentive Plan in the amount of 5,000,000 shares. On July 22, 2010, the Company's shareholders approved an amendment to its 2009 Stock Incentive Plan whereby, the number of common shares available for issuance under the Plan was increased from 5,000,000 shares to 7,000,000 shares.

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

On August 27, 2009, a total of 100,000 stock options were granted to a consultant at an exercise price of $2.49 per share. The term of these options is ten years. The $203,000 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.22%, a dividend yield of 0%, and an expected volatility of 106.85%. Unvested stock options issued to consultants are revalued at each reporting period.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

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

On December 30, 2009, a total of 260,000 stock options were granted to employees at an exercise price of $3.67 per share. The term of these options is ten years. The $758,021 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.61%, a dividend yield of 0%, and an expected volatility of 109.79%.

On January 28, 2010, a total of 75,000 stock options were granted to a consultant at an exercise price of $2.94 per share. The term of these options is ten years. The $175,516 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.41%, a dividend yield of 0%, and an expected volatility of 108.69%.

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

On May 7, 2010, a total of 215,000 stock options were granted to consultants, and employees at an exercise price of $2.75 per share. The term of these options is ten years. The $458,088 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.17%, a dividend yield of 0%, and an expected volatility of 105.56%.

On May 21, 2010, a total of 30,000 stock options were granted to an employee at an exercise price of $2.67 per share. The term of these options is ten years. The $61,960 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.02%, a dividend yield of 0%, and an expected volatility of 105.47%.

On June 14, 2010, a total of 100,000 stock options were granted to a consultant at an exercise price of $2.85 per share. The term of these options is ten years. The $219,803 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.07%, a dividend yield of 0%, and an expected volatility of 104.86%.

On June 28, 2010, a total of 25,000 stock options were granted to a consultant at an exercise price of $2.52 per share. The term of these options is ten years. The $48,418 fair value of these options was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.83%, a dividend yield of 0%, and an expected volatility of 104.56%.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

A summary of the Company's stock options as of July 31, 2010 and changes during the period is presented below:

	Number of options	Weighted average exercise price	Weighted average Remaining life (years)

Balance, July 31, 2007	3,832,500	$ 1.44	8.82
Issued	2,065,000	2.93	10.00
Exercised	(330,000)	(0.62)	(8.20)
Cancelled	(105,000)	(5.61)	(8.83)

Balance, July 31, 2008	5,462,500	1.97	8.46
Issued	490,000	0.79	10.00
Exercised	(217,500)	(0.37)	(7.32)
Forfeited	(454,500)	(0.77)	(8.05)

Balance, July 31, 2009	5,280,500	$ 0.57	7.54
Issued	2,897,500	2.65	10.00
Exercised	(946,750)	(0.55)	(7.45)
Expired	(245,000)	(1.46)	(3.23)

Balance, July 31, 2010	6,986,250	$ 1.41	7.67

The AIV under the provisions of ASC 718 of all outstanding options at July 31, 2010 was estimated at $10,080,333. Additionally, the AIV of options exercised during the year ended July 31, 2010 was estimated at $2,694,960.

A summary of options outstanding and exercisable as at July 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2010	Weighted Average Exercise Price	Exercisable at July 31, 2010	Weighted Average Exercise Price

$0.33 to $0.95	3,910,000	$ 0.42	3,897,500	$ 0.42
$1.50 to $2.49	2,060,000	2.34	1,566,250	2.32
$2.52 to $5.70	1,016,250	3.30	510,000	3.56

	6,986,250	$ 1.41	5,973,750	$ 1.19

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

Stock Based Compensation

A summary of stock based compensation expense for the year ended July 31, 2010:
	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008	For the Period From May 16, 2003 (inception) to July 31, 2010

				(Unaudited)
Stock Based Consulting
Amortization of deferred compensation	$ -	$ -	$ -	$ 1,157,500
Common stock issued for consulting services	1,617,080	482,526	125,975	2,306,556
Stock and options issued to consultants	2,022,493	328,297	337,150	5,884,972
Warrants issued for consulting services	-	-	-	1,618,526

	3,639,573	810,823	463,125	10,967,554

Stock Based Management Fees
Amortization of deferred compensation	-	-	-	650,000
Stock and options issued to management	1,986,564	262,500	2,019,250	6,316,067

	1,986,564	262,500	2,019,250	6,966,067

Stock Based Wages and Benefits
Stock and options issued to employees	1,403,253	666,281	1,326,395	4,063,220

	$ 7,029,390	$ 1,739,604	$ 3,808,770	$ 21,996,841

NOTE 13:        INCOME TAXES

As of July 31, 2010, the Company had United States and Canadian net operating loss carry forwards of approximately $29.2 million and CDN $3.3 million, respectively, that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008

Federal income tax provision	35.00%	35.00%	35.00%
States income tax provision, net of federal income tax effect	0.33%	1.44%	2.55%

Total income tax provision	35.33%	36.44%	37.55%

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008

Loss before income taxes	$ (14,478,669)	$ (13,503,576)	$ (19,040,953)
Corporate tax rate	35.33%	36.44%	37.55%

Expected tax expense (recovery)	(5,115,314)	(4,920,703)	(7,149,878)

Increase (decrease) resulting from:
Foreign losses	267,337	180,929	29,134
Permanent differences	600,461	357,016	1,010,131
True-up adjustment	(122,451)	-	14,127
State tax rate true-up	468,869	348,682	460,662
Foreign loss true-up	547,449	114,249	-
Change in valuation allowance	3,355,682	3,915,965	5,831,002

From Operations	2,033	(3,862)	195,178
Unrecognized gain, other comprehensive income	(2,033)	3,862	(195,178)

Future income tax provision (recovery)	$ -	$ -	$ -

The components of loss from continuing operations before income taxes, by tax jurisdiction, were as follows:

	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008

United States	$ 20,424,785	$ 11,922,033	$ 17,898,460
Foreign	2,587,963	1,581,543	1,142,493

	$ 23,012,748	$ 13,503,576	$ 19,040,953

The Company's deferred tax assets are as follows:

	July 31, 2010	July 31, 2009

Deferred tax assets
Mineral property acquisitions	$ 113,170	$ 582,355
Exploration costs	5,892,835	4,625,377
Stock option expense	3,011,413	1,784,589
Charitable donations	15,613	18,633
Other	28,264	-
Loss carry forwards	11,238,423	9,124,250
	20,299,718	16,135,204

Valuation allowance	(20,298,005)	(16,131,342)

Net Deferred Tax Assets	1,713	3,862
Deferred tax liability, other comprehensive income	(1,713)	(3,862)

Net Deferred Income Tax Assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

The Company's United States net operating loss carryforwards expire as follows:

July 31, 2023	$ 24,132
July 31, 2024	71,997
July 31, 2025	351,073
July 31, 2026	5,448,706
July 31, 2027	3,480,580
July 31, 2028	7,783,647
July 31, 2029	7,087,416
July 31, 2030	5,005,415
$ 29,252,966

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

The Company's Canadian net operating loss carryforwards in Canadian dollars expire as follows:

July 31, 2028	$ 221,937
July 31, 2029	400,663
July 31, 2030	2,661,203
$ 3,283,803

NOTE 14:        COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $16,500. All office lease agreements are on a month to month basis with the exception of the Corpus Christi office lease which expires in August 2012.

The aggregate minimum lease and purchase payments over the next five years are as follows:

July 31, 2011	$ 237,670
July 31, 2012	118,208
July 31, 2013	8,764
$ 364,642

The Company is committed to pay its key executives a total of approximately $639,000 per year for management services.

NOTE 15:        SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

On December 18, 2009, the Company issued 2,500,000 fully vested restricted common shares pursuant to the securities purchase agreement component of the STMV Acquisition. Additionally, on December 18, 2009, the Company issued 200,000 restricted common shares pursuant to the asset purchase agreement component and 55,000 restricted common shares pursuant to the consulting service agreements components of the STMV Acquisition (refer to Note 4). In accordance with the terms of the consulting service agreements, the Company is obligated to issue an additional 55,000 shares of restricted common stock which has been recorded as a stock issuance obligation. At the time of issuance the aggregate amount of shares pursuant to the STMV Acquisition had a value of $3.54 per share and $9,947,400 was recorded as stock based acquisition costs.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010

On February 8, 2010, the Company issued 10,448 restricted common shares pursuant to an asset purchase agreement. At the time of issuance, the shares had a value of $3.08 per share and $32,180 was recorded as stock-based mineral rights and property acquisitions.

	July 31, 2010	July 31, 2009

Cash and Cash Equivalents Consist of:
Cash in bank	$ 3,032,802	$ 1,056,865
Term deposits	18,034,860	23,208,778

	$ 21,067,662	$ 24,265,643

Other non-cash adjustments consist of the following:

	Year Ended July 31, 2010	Year Ended July 31, 2009	Year Ended July 31, 2008	For the Period From May 16, 2003 (inception) to July 31, 2010

Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

NOTE 16:        SUBSEQUENT EVENTS

As at October 12, 2010, the Company does not have any material subsequent events to report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

As of July 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at July 31, 2010 such internal controls and procedures were effective.

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

Changes in Internal Controls

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

Not applicable.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date hereof are as follows:
Name	Age	Position with the Company
Amir Adnani	32	President, Chief Executive Officer, Principal Executive Officer and a director
Alan P. Lindsay	60	Chairman and a director
Harry L. Anthony	63	Chief Operating Officer and a director
Pat Obara	54	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Ivan Obolensky	85	Director
Erik Essiger	45	Director
Vincent Della Volpe	68	Director
Mark Katsumata	44	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Alan P. Lindsay. Mr. Lindsay a co-founder of Uranium Energy Corp. has served as Chairman of the Company since December 2005. He is also a founder of MIV Therapeutics Inc. ("MIVT") and from 2000 to present has been the Chairman of MIVT where he also served as President and CEO until January 2008. MIVT is a publicly traded bio-medical company recently awarded the prestigious Frost and Sullivan 2005 and 2008 Award for Technology Innovation in the field of Medical Coatings and in 2006 MIVT was appointed to Fortune 500's Top 100 Nanotechnology Companies.  Mr. Lindsay was a founder of AZCO Mining and served as chairman, president and CEO of AZCO from 1992 to 2000. The company was listed on the Toronto and American Stock Exchanges. During his tenure at AZCO, the Company sold the Sanchez copper deposit to Phelps Dodge for $55 million and established a joint venture with Phelps Dodge on the Piedras Verdes copper deposit with 2.1 billion pounds of copper reserves. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with significant gold discoveries. Mr. Lindsay was chairman of TapImmune from December 2005 through July 2009 and helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia. Mr. Lindsay is a Director of Strategic American Oil Corporation. The Board of Directors has concluded that Mr. Lindsay should serve as a director of our Company given that he is one of the co-founders of our Company and has been involved with our Company since its inception and also given his business experience with other public companies.

Amir Adnani. Mr. Adnani is a co-founder of Uranium Energy Corp and has been our President, Chief Executive Officer, Principal Executive Officer and a director since January 24, 2005. Mr. Adnani is an entrepreneur with an extensive background in business development and marketing. In September 2004, he founded and was a director and President of Blender Media Inc., a Vancouver based company that provides strategic marketing and financial communications services to public companies and investors in mineral exploration, mining, and energy sectors. Effective October 1, 2006, Mr. Adnani is no longer a director, officer or shareholder of Blender Media Inc. In June 2001, Mr. Adnani co-founded, and from June 2001 to September 2004, he was a director and officer of Fort Sun Investments Inc, a strategic marketing and financial communications services company for public companies. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia. Mr. Adnani is not a director or officer of any other U.S. reporting company. The Board of Directors has concluded that Mr. Adnani should serve as a director of our Company given his involvement with our Company since 2005 and his business experience prior to joining our Company.

Harry L. Anthony. Mr. Anthony has been our Chief Operating Officer and a director since February 2006. Mr. Anthony has over thirty years of experience in the uranium mining industry. From approximately 1997 to present, Mr. Anthony had been a consultant through Anthony Engineering Services for several major uranium companies and international agencies, which duties generally include project evaluation, operations "trouble shooter" and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a senior vice president of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the vice-president of engineering/engineering manager of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994. He is the author of several publications and the recipient of the awards "Distinguished Member of the South Texas Mineral Section of AIME -1987" and "1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce". Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University. Mr. Anthony is not a director or officer of any other U.S. reporting company. The Board of Directors has concluded that Mr. Anthony should serve as a director given his involvement with our Company since 2006 and his over thirty years of experience in the uranium industry.

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

Erik Essiger. Mr. Essiger became a director of our company and a member of our Audit Committee on August 23, 2006. During the past five years Mr. Essiger has been: the Managing Director and the founder of Precisetech GmbH, a corporate finance advisory company focused on international M&A transactions (from October 2004 to present); a member of the Supervisory Board of Corix Capital AG (from December 2003 to present); the Senior Manager, Transaction Services Strategy Group, with PricewaterhouseCoopers AG, heading up the commercial and due diligence practice of that group in Germany which provided services mainly to private equity clients of the firm (from April 2003 to September 2004); and a member of the Executive Board (Vorstand) of MultiMedia Technologies AG, a producer of set-top-boxes and a company operating in the fields of interactive digital television and the streaming media market (from July 2000 to July 2002) Mr. Essiger also has extensive international experience in corporate restructuring; especially in Germany, Russia, Hong Kong and Switzerland; and he was a member of the German-Russian co-operation council. The Board of Directors has concluded that Mr. Essiger should serve as a director given his involvement with our Company since 2006 and his over twenty years of experience in finance.

Ivan Obolensky. Mr. Obolensky has 40 years experience in the investment banking business as a financial analyst, with specific expertise in the defense aerospace, oil and gas, nuclear power, metals and minerals, publishing and high technology industries. He has been an executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, and CB Richard Ellis Mosley Hallgarten. Since November 1990 to date, Mr. Obolensky has been Vice President of Shields & Company, an Investment Bank and Member of the New York Stock Exchange. Ivan Obolensky is a Registered Investment Advisor and a member of the New York Society of Security Analysts. He has made frequent appearances as a guest on CNBC, CNNfn, and Bloomberg TV. Mr. Obolensky is also a member of various foundations and philanthropic organizations, and serves as Chairman and CEO of the Soldiers' Sailors' Marines' and Airmen's Club in New York. He is a graduate of Yale University and a retired Lieutenant (Junior Grade) in the U.S. Naval Air Corps. The Board of Directors has concluded that Mr. Obolensky should serve as a director given his involvement with our Company since 2007 and his over 40 years of experience in finance.

Vincent Della Volpe. Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and senior vice president of the YMCA Retirement fund in New York. Throughout his career Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University. Since September 2006, Mr. Della Volpe has served as a director of Gold Canyon Resources, Inc., a junior natural resources company incorporated in British Columbia, Canada, that is listed on the TSX Venture Exchange. Mr. Della Volpe has been retired since March 2003.  During the prior 11 years he was employed by the YMCA Retirement Fund. In addition to his position as director of the Company, he has been a director of Gold Canyon Resources since Sept 2006. The Board of Directors has concluded that Mr. Della Volpe should serve as a director given his involvement with our Company since 2007 and his over 35 years of experience in finance.

Mark A. Katsumata. Mr. Katsumata has served on our Board of Directors and has been the Chairman of our Audit Committee since May 2009. Mr. Katsumata is a consultant for publicly-traded mining companies providing various corporate finance and regulatory compliance services. Over the past 15 years, Mr. Katsumata has served as a Chief Financial Officer and Vice President, Finance for a number of NYSE Amex, TSX and TSX Venture Exchange companies. Most recently, Mr. Katsumata was the Chief Financial Officer of Candente Resource Corp., a TSX listed base and precious metals explorer, and the Chief Financial Officer/Vice President, Finance of each of Denison Mines Corp., a NYSE Amex and TSX listed uranium producer and explorer, and Fortress Minerals Corp., a TSX Venture Exchange listed precious metals explorer. Mr. Katsumata was also an external auditor of publicly-traded mining companies for five years. Mr. Katsumata has an extensive background dealing with U.S. and Canadian accounting and regulatory compliance issues related to mining companies. Mr. Katsumata has been a member of the Certified General Accountants' Association of British Columbia and Canada since 1997. The Board of Directors has concluded that Mr. Katsumata should serve as a director given his business experience and accounting expertise.

Advisory Board

We have also established an Advisory Board currently comprised of Mr. Jon Indall, Dr. John D. Nelson and Mr. Anthony J. Thompson. The purpose of the Advisory Board is to provide support in our search and acquisition of uranium properties, and for the design, permitting and reclamation of our uranium properties.

Jon Indall, age 58, is a prominent attorney, and an acknowledged expert in representing uranium industry interests in the United States. Mr. Indall currently is and has been a partner at the law firm of Comeau, Maldegen, Templeman & Indall in Santa Fe, New Mexico for over 25 years. Mr. Indall's career in the law and as an authoritative lobbyist spans over 30 years, with specialization in natural resources and environmental law, and with a special focus on the uranium mining industry. Mr. Indall has represented the Uranium Producers of America - a trade association of domestic uranium producers - since its inception in 1985. He drafted and successfully assisted in lobbying Title X of the Energy Policy Act of 1992 which has provided over $500 million of federal reimbursements for costs related to reclamation of uranium and thorium mill tailings sites. He was also instrumental in the revitalization of the UPA in 2005, and has been active in negotiations with the US Department of Energy regarding sales of their excess uranium inventories. In court, Mr. Indall has represented senior mining companies including Homestake Mining, Kerr-McGee, Kennecott Corp, and Pennzoil Corp. He has also represented uranium mining and development companies Cameco, Uranium Resources Inc, United Nuclear Corporation, Strathmore Resources and many others. Mr. Indall received his BA from the University of Kansas, and his Juris Doctorate from the University of Kansas Law School. He is currently a member of the American Bar Association (Natural Resources Section), the State Bar of New Mexico (Natural Resources Section), and First Judicial District Bar Association.

Dr. John D. Nelson, age 70 is a professional engineer, with licenses in five states, and a long-term professor of civil engineering at Colorado State University. As a professor, he developed a major geotechnical engineering program for the field of mine tailings management, primarily as it relates to uranium mining, and is an industry expert in this specialized field. Dr. Nelson served as the chairman of the Annual Conference on Tailings and Mine Waste for 20 years.  He is the senior author of a primary report, Long-Term Stability of Uranium Mill Tailings, prepared for the Nuclear Regulatory Commission (NRC) -- a source document for environmental impact statements in this industry. He also served as a consultant to the NRC, including the review of all uranium tailings management plans for mill licensing applications from 1978 until 1984. Since 1985, he has served as a consulting engineer for the mining industry and has acted as the senior technical engineer for several tailings dam projects including Uravan, Gas Hills, Maybell, and York Canyon. Dr. Nelson received his BSc, MSc and PhD in Civil Engineering from the Illinois Institute of Technology in Chicago.  He is Professor Emeritus at Colorado State University.

Anthony J. Thompson, age 68 has been practicing environmental and occupational health and safety law since the mid-1970's.  He is the primary outside counsel to the National Mining Association (NMA) for uranium issues, and he has represented much of the domestic uranium mining and milling industry either as counsel to NMA or as counsel to individual licensees since the late 1970's. He is the prime author of NMA's White Paper entitled "Recommendations for a Coordinated Approach to Regulating the Uranium Recovery Industry."  Mr. Thompson received his BA in History from Princeton University and his law degree from the University of Virginia School of Law. He is a member of the American Nuclear Society, the American Bar Association and the Society for Mining, Metallurgy, and Exploration.

Tom Pool, age 69 is recognized as an authoritative analyst for the development of new production facilities, evaluation of strategies, and assessment of production costs. He is proficient with preliminary and detailed feasibility studies for new project development and financing. He is highly experienced with valuations of uranium projects and deposits, and with property brokerage. Since 1993, Mr. Pool has served as the Chairman of International Nuclear, Inc., based in Golden, Colorado. Over the past 40 years, his career includes senior management roles with prominent uranium organizations including having served as Vice President Engineering of Nuclear Fuels Corporation, Acting Technical Superintendent for the Beverley in-situ leach uranium mine in South Australia, Manager of Uranium Supply for ConverDyn, Internal Consultant for the CONCORD group of companies, Vice President of Marketing with Energy Fuels Nuclear and Vice President of NUEXCO Information Services. Mr. Pool also served as a Director of Intermountain Resources. He has authored more than fifty papers on key aspects of uranium development, production and markets.

Katherine Armstrong, age 58 is highly knowledgeable regarding the natural resources and environment of the state of Texas. She was appointed to the Texas Parks and Wildlife Commission in 1999 by Governor George W. Bush, and was named chairman in 2001 by Governor Rick Perry. The Texas Parks and Wildlife Department is the country's second-largest wildlife agency. Ms. Armstrong serves on several boards and advisory committees. Earlier she was active with the selection committee for the White House Fellows Program and as vice-chairman of the Dallas Zoological Society. Currently, she is a director of the Texas and Southwestern Cattle Raisers Association and the Texas Wildlife Association. She serves on the advisory board of the Harte Research Institute for Gulf of Mexico Studies at Texas A&M-Corpus Christi, and is a director of the Texas Watershed Management Foundation.

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

Mark Katsumata, Vincent Della Volpe and Ivan Obolensky are "independent" directors of the Company as that term is defined in Rule 121 of the NYSE Amex Equities exchange listing standards. The board of directors of the Company has determined that Mark Katsumata qualifies as an audit committee financial expert pursuant to SEC rules.

Family Relationships

Alan Lindsay is the father-in-law of Amir Adnani.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.     A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.    Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.    Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.      Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.    Engaging in any type of business practice; or

iii.   Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.    Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.    Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.    Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.    Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.         Any Federal or State securities or commodities law or regulation; or

ii.        Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.       Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.    Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2010.

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

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2010, 2009, and 2008 (the "Named Executive Officers"):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Non-Quali-fied De-ferred Com-pen-sation Earn-ings ( ($)	All Other Com-pen-sation ($)	Total ($)(3)
Amir Adnani, President and Chief Executive Officer	2010 2009 2008	279,741 (1) 233,134 (1) 276,990 (1)	140,000 - -	- - -	490,000 (2) 44,750 (2) 407,500 (2)	- - -	- - -	- - -	909,741 277,884 684,490
Harry L. Anthony, Chief Operating Officer	2010 2009 2008	258,365 (1) 218,694 (1) 269,927 (1)	140,000 - -	- - -	490,000 (2) 44,750 (2) 407,500 (2)	- - -	- - -	- - -	888,365 263,444 677,427
Pat Obara, Secretary, Treasurer and Chief Financial Officer	2010 2009 2008	147,774 (1) 129,529 (1) 142,453 (1)	56,000 - -	- - -	294,000 (2) 26,750 (2) 203,750 (2)	- - -	- - -	- - -	497,774 156,279 346,203

(1)   These amounts represent fees paid by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described below.

(2)   These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. See Note 12 to our financial statements contained herein.

(3)   The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Named Executive Officers.

Stock Options Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended July 31, 2010 as follows:
Name	Grant Date	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value of Option
Amir Adnani, President and Chief Executive Officer	August 26, 2009	250,000	$2.40	$490,000
Harry L. Anthony, Chief Operating Officer	August 26, 2009	250,000	$2.40	$490,000
Pat Obara, Chief Financial Officer	August 26, 2009	150,000	$2.40	$294,000

100,000 options and 20,000 options were exercised by Harry Anthony and Pat Obara respectively in the fiscal year ended July 31, 2010.

The following table sets forth information as at July 31, 2010, relating to options that have been granted to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexer-cisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expir-ation Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Mar-ket Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Awards: Number of Un-earned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Amir Adnani, President and CEO	202,500 225,000 250,000 250,000	- - - -	- - - -	0.33 0.45 0.45 2.40	12/20/15 01/01/17 04/07/18 08/26/19	- - - -	- - - -	- - - -	- - - -

Harry L. Anthony, Chief Operating Officer	202,500 72,500 225,000 250,000 250,000	- - - - -	- - - - -	0.33 0.33 0.45 0.45 2.40	12/20/15 02/01/16 01/01/17 04/07/18 08/26/19	- - - - -	- - - - -	- - - - -	- - - - -

Pat Obara, Chief Financial Officer	180,000 25,000 125,000 150,000	- - - -	- - - -	0.45 0.45 0.45 2.40	10/10/16 01/01/17 04/07/18 08/26/19	- - - -	- - - -	- - - -	- - - -

Long Term Incentive Plans

The Company does not maintain any long-term incentive plans, including, without limitation, any pension or other contribution plan.

Directors Compensation Table

The following table sets forth information relating to compensation paid to our directors in the year ended July 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Alan P. Lindsay, Chairman	101,219(1)	-	196,000(2)	-	-	-	297,219
Amir Adnani	-	-	-	-	-	-	-
Harry L. Anthony	-	-	-	-	-	-	-
Erik Essiger	46,563	-	147,000(2)	-	-	-	193,563
Ivan Obolensky	25,000	8,854(2)	98,000(2)	-	-	-	131,854
Vincent Della Volpe	30,000	-	98,000(2)	-	-	-	128,000
Mark Katsumata	24,132	17,711(2)	147,000(2)	-	-	-	188,843

  Alan P. Lindsay received monthly fees through July 31, 2010, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

  This amount represents the fair value of the shares at the time of issuance. See note 12 to our financial statements contained herein.

(3) This amount represents the fair value of options at the date of grant or repriced during the year, estimated using the Black-Scholes option pricing model. See Note 12 to our financial statements contained herein.

(4) As of July 31, 2010 our directors held options to acquire an aggregate of 3,602,500 shares of our common stock: Alan P. Lindsay 950,000 options, Amir Adnani 927,500 options, Harry L. Anthony 1,000,000 options, Erik Essiger 225,000 options, Ivan Obolensky 150,000 options, Vincent Della Volpe 200,000 options, and Mark Katsumata 150,000 options.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 12, 2010, there were 60,846,787 shares of common stock issued and outstanding.
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Amir Adnani 320 - 1111 West Hastings Street Vancouver, B. C., Canada, V6E 2J3	2,922,801(2)	4.7%
Alan P. Lindsay 2701 - 1500 Hornby Street Vancouver, B. C., Canada, V6Z 2R1	2,346,287(3)	3.8%
Harry L. Anthony P.O. Box 1328 Kingsville, TX, U.S.A., 78364	2,072,500(4)	3.3%
Pat Obara 2791 West 35th Avenue Vancouver, B. C., Canada, V6N 2M1	647,000(5)	1.1%
Erik Essiger P.O. Box 37491, Dubai, UAE	592,500(6)	*
Ivan Obolensky 425 East 79th Street New York, NY, U.S.A., 10021	213,419(7)	*

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Vincent Della Volpe 32 Evergreen Drive, Lincoln Park, NJ, U.S.A., 07035	245,000(8)	*
Mark Katsumata 14447 Blackburn Crescent White Rock, B.C., Canada, V4B 3A3	222,339(9)	*

All executive officers and directors as a group (8 persons)	9,261,846(10)	14.1%

Major Shareholders:
Blackrock, Inc. 40 East 52nd St., New York, NY 10022	3,137,747(11)	5.2%
Vontobel Fund Global Trend New Power 69, Route D'Esch, L-1470 Luxemburg	4,841,667(12)	7.8%

*     Less than one percent.

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report.  As of October 12, 2010, there were 60,846,787 shares issued and outstanding.

(2)   This figure includes (i) 1,742,301 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani's wife, (iii) 1,177,500 stock options to purchase shares of our common stock.

(3)   This figure includes (i) 1,142,787 shares of common stock, (ii) 163,500 shares of common stock held of record by Alan P. Lindsay's wife, (iii) 1,040,000 stock options to purchase shares of our common stock.  Mr. Lindsay is the father-in-law of Amir Adnani.

(4)   This figure includes (i) 822,500 shares of common stock, (ii) 1,250,000 stock options to purchase shares of our common stock.

(5)   This figure includes (i) 17,000 shares of common stock, (ii) 630,000 stock options to purchase shares of our common stock.

(6)   This figure includes (i) 300,000 shares of common stock, (ii) 292,500 stock options to purchase shares of our common stock.

(7)   This figure represents (i) 18,419 shares of common stock, and (ii) 195,000 stock options to purchase shares of our common stock.

(8)   This figure represents 245,000 stock options to purchase shares of our common stock.

(9)   This figure includes (i) 4,839 shares of common stock, (ii) 217,500 stock options to purchase shares of our common stock.

(10) This figure includes (i) 4,214,346 shares of common stock, and (ii) 5,047,500 stock options to purchase shares of our common stock.

(11) This figure represents 3,137,747 shares of our common stock

(12) This figure includes (i) 3,800,000 shares of our common stock, and (ii) 1,041,667 share purchase warrants.  Anders Malcolm, Managing Director of Vontobel Fund Global New Trend Power, has discretionary voting and investment authority over these shares.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended July 31, 2010, the Company had transactions with certain officers and directors of the Company as follows:

(a)          incurred $1,251,853 in management fees and bonuses ($419,741 to Amir Adnani, $398,365 to Harry Anthony, $203,774 to Pat Obara, $101,219 to Alan Lindsay, $46,563 to Erik Essiger, $25,000 to Ivan Obolensky, 30,000 to Vincent Della Volpe, and $24,132 to Mark Katsumata) and recorded $1,986,564 in stock based compensation for the fair value of options granted to directors and officers or repriced during the period ($490,000 to Amir Adnani, $490,000 to Harry Anthony, $196,000 to Alan Lindsay, $98,000 to Vincent Della Volpe, $294,000 to Pat Obara, $106,853 to Ivan Obolensky, $147,000 to Erik Essiger, and $164,711 to Mark Katsumata);

(b)          incurred $151,797 in general and administrative costs paid to companies controlled by a direct family member of a current officer (Mr. Adnani).

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

Amir Adnani and Alan Lindsay are the founders, and may be considered promoters, of the Company. Mr. Adnani and Mr. Lindsay were issued an aggregate of 1,575,000 shares of our common stock at a price of $0.0013 per share for total proceeds of $2,100 at the time of the organization of the Company. Neither Mr. Adnani nor Mr. Lindsay has received anything of value from the Company in their capacities as promoters of the Company.

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

On November 5, 2009, as amended December 29, 2009, the Company entered into an option agreement with Neutron, granting Neutron the exclusive option (the "Option") to purchase and acquire its 49% interest in Cibola Resources, LLC for a cash payment of $11,000,000. The terms of the agreement required Neutron to provide written notice of its intention to exercise the Option by March 31, 2010 with closing completed by April 12, 2010. Neutron was also required to fund the joint venture's obligations for the months of August 2009 through to March 2010.

Effective March 30, 2010, Neutron exercised its option to acquire the Company's 49% interest in Cibola Resources, LLC for a cash payment of $11,000,000. On April 12, 2010 the Company received a cash payment in the amount of $11,000,000 from Neutron Energy Inc. for the sale of its 49% interest in the Cibola Resources LLC joint venture.

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

On August 25, 2008 we entered into an amendment agreement pursuant to which the total consideration payable was reduced to $300,000 as follows: i) a $10,000 deposit upon execution (paid), ii) installments of $95,000 cash on January 10, 2008 (paid) and $57,000 cash (paid) and $38,000 by way of issuance of 19,000 restricted common shares of the Company at a deemed price of $2.00 per share (pending regulatory approval) on August 15, 2008 (issued), and a final payment of $50,000 by way of cash, plus $50,000 by way of restricted common shares of the Company at a deemed price based on the average closing price of the shares on the 5 previous days preceding the payment due date of October 31, 2009.

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

F-33 Acquisition

On November 13, 2007, we entered into an agreement to acquire certain mineral property leases located in Cibola County, New Mexico for total consideration of $400,000. Under the terms of the agreement, we paid an initial deposit of $100,000 upon closing with the remaining balance due in three installments of $100,000 due on March 31, 2008 (paid), December 31, 2008, and December 31, 2009. On December 12, 2008 we entered into an agreement amending the aforementioned underlying agreement to acquire mineral leases to the following: 1) $5,000 on or before December 31, 2008 (paid) and $45,000 on or before December 31, 2009 (paid). All amounts were paid with cash.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2010	Year Ended July 31, 2009
Audit Fees	$ 170,383	$ 183,975
Audit-Related Fees	555	3,559
Tax Fees	21,337	30,198
Total	$ 192,275	$ 217,732

Audit Fees. Audit fees consist of aggregate fees for professional services in connection with the audit of our annual financial statements and the quarterly reviews of our financial statements included in our quarterly reports.

Audit-Related Fees. Our auditors provided audit-related services to us in connection with the review of other regulatory filings.

Tax Fees. Our auditors did not provide tax preparation services.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all of the audit and permitted non-audit services performed by Ernst & Young LLP in the year ended July 31, 2010.

ITEM 15.        EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Audit Committee Charter(1)
3.4	Ethics Charter(1)
10.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
10.2	Mineral Asset Option Agreement(3)
10.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)

10.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
10.5	Harry A. Moore Trust Agreement(5)
10.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
10.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
10.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
10.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
10.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani(6)
10.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)
10.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis(7)
10.13	Consulting Agreement dated February 1, 2007 between the Company and Epoch Financial Group Inc. (12)
10.14	Web Services Agreement dated March 21, 2007 between the Company and Market Pathways Financial Relations Inc.(12)
10.15	Letter Option Agreement dated March 28, 2007 between the Company and Betty, Fred and Marty Holley(12)
10.16	Consulting Agreement dated March 29, 2007 between the Company and EuroXchange Consulting Ltd.(12)
10.17	Database Agreement dated April 4, 2007 between the Company and Paul Pierce(12)
10.18	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc.(11)
10.19	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.20	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.21	Agency Agreement between Uranium Energy Corp. and National Bank Financial Inc., RBC Dominion Securities Inc. and Canaccord Capital Corporation dated December 12, 2007(17)

10.22	Registration Rights Agreement dated December 12, 2007 between Uranium Energy Corp. and National Bank Financial Inc.(17)
10.23	Form of Subscription Agreement between Uranium Energy Corp. and certain selling stockholders(17)
10.24	Form of Warrant Certificate(17)
10.25	Form of Registration Rights Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.26	Form of Subscription Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.27	Form of Warrant Certificate provided by Uranium Energy Corp. to the subscribers of the July 2008 Units(18)
10.28	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (14)
10.29	Amendment and Extension to Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (15)
10.30	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (16)
10.31	2005 Stock Option Plan of Uranium Energy Corp.(8)
10.32	Amended 2005 Stock Option Plan(9)
10.33	2006 Stock Incentive Plan of Uranium Energy Corp.(10)
10.34	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009(19)
10.35	Variation Agreement between Uran Limited and the Company dated May 28, 2009(20)
10.36	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc.(21)
10.37	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009(22)
10.38	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009(22)
10.39	Form of Warrant Certificate (23)
10.40	2009 Stock Incentive Plan(24)

10.41	Further Amended and Restated Executive Services Agreement between the Company and Amir Adnani Corp. dated July 23, 2009(25)
10.42	Further Amended and Restated Executive Services Agreement between the Company and Harry L. Anthony dated July 23, 2009(25)
10.43	Uranium Mining Lease dated October 6, 2004 (Property ID 80601) (26)
10.44	Uranium Mining Lease dated August 24, 2005 (Property ID 80602) (26)
10.45	Uranium Mining Lease dated August 24, 2005 (Property ID 80603) (26)
10.46	Uranium Mining Lease dated October 6, 2004 (Property ID 80604) (26)
10.47	Uranium Mining Lease dated November 2, 2005 (Property ID 80605) (26)
10.48	Uranium Mining Lease dated November 2, 2005 (Property ID 80606) (26)
10.49	Uranium Mining Lease dated December 19, 2005 (Property ID 80607) (26)
10.50	Uranium Mining Lease dated December 20, 2005 (Property IDs 80608 and 80609) (26)
10.51	Uranium Mining Lease dated December 20, 2005 (Property IDs 80610 and 80611) (26)
10.52	Uranium Mining Lease dated March 20, 2006 (Property ID 80612) (26)
10.53	Uranium Mining Lease dated March 20, 2006 (Property ID 80613) (26)
10.54	Uranium Mining Lease dated April 9, 2007 (Property ID 80614) (26)
10.55	Uranium Mining Lease dated April 23, 2007 (Property ID 80615) (26)
10.56	Uranium Mining Lease dated May 17, 2007 (Property ID 80616) (26)
10.57	Uranium Mining Lease dated May 29, 2007 (Property ID 80617) (26)
10.58	Uranium Mining Lease dated June 20, 2007 (Property ID 80618) (26)
10.59	Uranium Mining Lease dated August 27, 2007 (Property ID 80619) (26)
10.60	Uranium Mining Lease dated July 17, 2007 (Property ID 80621) (26)
10.61	Uranium Mining Lease dated September 25, 2007 (Property ID 80620) (26)
10.62	Uranium Mining Lease dated February 22, 2008 (Property ID 80622) (26)
10.63	Uranium Mining Lease dated June 12, 2008 (Property ID 80623) (26)

10.64	Securities Purchase Agreement between URN Resources Inc. and Uranium Energy Corp. dated October 13, 2009 (27)
10.65	Letter Agreement with Everest Exploration Inc. dated October 13, 2009 (27)
10.66	Option Agreement with Neutron Energy, Inc. dated November 5, 2009 (28)
10.67	Asset Purchase Agreement among each of Everest Exploration, Inc., Everest Resource Company, James T. Clark and Thomas M. Crain, Jr. (29)
10.68	First Amendment of Option Agreement between Uranium Energy Corp. and Neutron Energy, Inc., dated December 29, 2009 (30)
10.69	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (31)
23.1	Consent of Independent Auditors, Ernst & Young, LLP, filed herewith as an exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith as an exhibit

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

(8)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2005.

(9)     Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.

(10)     Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on November 20, 2006.

(11)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.

(12)     Incorporated by reference to our Registration Statement on Form SB-2/A filed with the SEC on May 14, 2007.

(13)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 13, 2007.

(14)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.

(15)     Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on October 29, 2007.

(16)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.

(17)     Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 12, 2008.

(18)     Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 29, 2008.

(19)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.

(20)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 28, 2009.

(21)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.

(22)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 23, 2009.

(23)     Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on July 14, 2009.

(24)     Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.

(25)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.

(26)     Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.

(27)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 19, 2009.

(28)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.

(29)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 27, 2009.

(30)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2009.

(31)     Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:         /s/ Amir Adnani
               Amir Adnani
               President, Chief Executive Officer and a director
               Date: October 12, 2010.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Amir Adnani
               Amir Adnani
               President, Chief Executive Officer and a director
               Date: October 12, 2010.

By:         /s/ Pat Obara
               Pat Obara
               Secretary, Treasurer and Chief Financial Officer
               Date: October 12, 2010.

By:         /s/ Alan P. Lindsay
               Alan P. Lindsay
               Chairman and a director
               Date: October 12, 2010.

By:         /s/ Harry L. Anthony
               Harry L. Anthony
               Chief Operating Officer and a director
               Date: October 12, 2010.

By:         /s/ Ivan Obolensky
               Ivan Obolensky
               A director
               Date: October 12, 2010.

By:         /s/ Erik Essiger
               Erik Essiger
               A director
               Date: October 12, 2010.

By:         /s/ Vincent Della Volpe
               Vincent Della Volpe
               A director
               Date: October 12, 2010.

By:         /s/ Mark Katsumata
               Mark Katsumata
               A director
               Date: October 12, 2010.

__________