Form 10-Q
period 2010-10-31
URANIUM ENERGY CORP
filed 2010-12-10
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended October 31, 2010

or

[  ]         Transition Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 N. Shoreline Blvd., #800N, Corpus Christi, Texas	78471
(Address of principal executive offices)	(Zip Code)

(361) 888-8235
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,749,378 shares of common stock outstanding as of December 9, 2010.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

COMMITMENTS AND CONTINGENCIES (Notes 4 and 12)

SUBSEQUENT EVENTS (Note 14)

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

NOTE 1:           NATURE OF OPERATIONS

Uranium Energy Corp. (the "Company") was incorporated on May 16, 2003 in the State of Nevada. The Company owns a 100% interest in UEC Resources Ltd. ("UEC Resources"), a private company incorporated in the province of British Columbia, Canada on December 21, 2007. On December 18, 2009, the Company purchased all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., and the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership in the exploration stage of its mineral property development which has not established any proven mineral reserves on its existing properties.

Since November 1, 2004, the Company has acquired mineral leases or entered into joint venture agreements, directly or by way of option, for the purposes of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. As at October 31, 2010, the Company has interests in approximately 43,387 net acres of mineral properties which have been purchased, staked or leased.

The Company commenced operations on May 16, 2003 and has not realized any significant revenues since inception. As at October 31, 2010, the Company has working capital of $34,784,257 and an accumulated deficit of $77,283,793. Although existing cash resources are currently expected to provide sufficient funds through the upcoming year, the capital expenditures required to achieve planned principal operations may be substantial. The continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations. To date, the Company has completed private placements and received funding through the exercise of stock options and share purchase warrants for net proceeds of $94,420,784 from the issuance of shares of the Company's common stock.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by generally accepted accounting principles in the United States of America ("U.S. GAAP") for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2010 included in the Company's Annual Report on Form 10-K. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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
OCTOBER 31, 2010 (Unaudited)

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

Databases

Costs related to internally developed databases are expensed as incurred. Costs of acquired mineral property databases are capitalized upon acquisition. Mineral property databases are tested for impairment whenever events or changes indicate the carrying value amount may not be recoverable. An impairment loss is recognized if it is determined that the carrying amount is not recoverable and exceeds fair value. Mineral property databases are amortized over five years using the straight-line method, which is the period over which management believes the asset will contribute to the Company's cash flows. Databases are included in Mineral Rights and Properties on the balance sheet.

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
OCTOBER 31, 2010 (Unaudited)

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

Financial Instruments

The fair values of cash and cash equivalents, restricted cash, other current monetary assets, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates that risk by keeping deposits at major financial institutions.

Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no potential dilution and is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect is anti-dilutive.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. As at October 31, 2010, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

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

The Hobson uranium processing facility acquired pursuant to the STMV Acquisition is being prepared for use with the Company's Goliad and Palangana projects, and therefore not currently subject to amortization.

Recently Adopted Accounting Policies

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2009-06 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The standard is effective for the years beginning after November 19, 2009 and for interim periods within those fiscal years. The adoption of ASU 2009-17 did not have a material impact on the consolidated financial statements.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The adoption of this guidance did not have a material impact on the consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

NOTE 3:          AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For the three months ended October 31, 2010, the Company has recorded an unrealized gain of $22,367 (2009 - $50,500) on available-for-sale securities which is recognized in accumulated other comprehensive income.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the Company's available-for-sale securities using the following inputs at October 31, 2010 is as follows:

NOTE 4:          MINERAL RIGHTS AND PROPERTIES

Uranium Exploration

Since November 1, 2004, the Company has been acquiring mineral leases for the purpose of exploring for economic deposits of uranium in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming.

As at October 31, 2010, the Company has interests in 49,679 gross acres (43,387 net mineral acres) of mineral properties that have been staked, leased or optioned pursuant to agreements by the Company in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming for the purposes of uranium exploration for a total cost of $13,674,400 including $8,249,750 representing the fair value of non-cash compensation. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at October 31, 2010, total yearly recurring maintenance payments of approximately $562,300 are required to maintain existing mineral leases.

Hobson Processing Facility

On December 18, 2009, the Company completed the STMV Acquisition which included the Hobson Processing Facility ("Hobson"). Hobson is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and was subsequently refurbished and expanded to a drying and packaging capacity of 3,000,000 pounds of U3O8 per year in Q3 2008. Hobson's capacity can be doubled with the installation of a second and larger vacuum dryer.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

The facility at Hobson is designed to process uranium-loaded resins from satellite facilities to a final product commonly known as yellowcake or U3O8. By utilizing the Hobson facility as a central processing site, the Company's near-term plan is to have Goliad, Palangana and potentially Nichols, in-situ recovery ("ISR") production processed at Hobson rather than to construct a new processing plant at Goliad. The Company's Goliad and Nichols projects are located 40 miles east and 5 miles southwest of Hobson, respectively.

Palangana Project

On December 18, 2009, the Company acquired Palangana through its acquisition of STMV. Palangana had an estimated fair value of $3,911,800 at the time of acquisition. The Palangana Project is a prior-producing, ISR project located in the South Texas uranium belt. The 2,500 hectare (6,200 acre) property is located approximately 100 miles south of the Hobson processing facility.

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

Acquisition costs for the Moore Option total $8,407,500 as at October 31, 2010 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $281,627 in other mineral right and property acquisition charges on the Goliad project, for a cumulative cost of $8,689,127 as at October 31, 2010.

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

At October 31, 2010, the Company has made cumulative payments of $265,000 consisting of $192,000 in cash and the issuance of 29,448 restricted common shares. At the time of issuance, these restricted common shares had a fair value of $42,250, resulting in capitalized total charges of $234,250.

Additionally, the Company has incurred $23,000 in other mineral right and property acquisition charges on the New River project, for a cumulative cost of $257,250 as at October 31, 2010.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

On January, 14, 2009, the Company entered into an option and joint venture agreement (the "Agreement") with Uran Limited ("Uran") of Perth, Australia, in connection with the proposed exploration and development of certain tenements comprising the Company's "Grants Ridge" uranium project located in New Mexico. The Agreement was subject to Uran's satisfactory completion of due diligence work on the Grants Ridge project which was completed in February of 2009. Upon completion of the following terms of the Agreement, Uran can earn a 65% interest in the Grants Ridge project by: (a) making an initial cash payment of $75,000 (received); (b) incurring project exploration expenditures of $100,000 in year one, $200,000 in year two, $300,000 in year three, $400,000 in year four and $500,000 in year five, for total aggregate exploration expenditures of $1,500,000 over the five year option period; (c) completing a feasibility study; and (d) issuing and delivering an initial 1,000,000 Uran ordinary shares to the Company (received) plus issue a further 750,000 shares per year over the next three years for total aggregate issuance of 3,250,000 Uran ordinary shares. Uran can withdraw from the Agreement after expenditures of $250,000.

Additionally, the Company has incurred $91,203 in other mineral rights and property acquisition charges on the Todilto project, for a cumulative cost of $341,203 as at October 31, 2010. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt during fiscal 2009. During fiscal 2010, the Company received an additional 750,000 shares with an estimated fair value of $13,509 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $106,109 as of October 31, 2010. During fiscal 2009, the Company recorded a $30,000 impairment charge on this property.

Mineral rights and properties acquisition costs consist of the following:

Through October 31, 2010, the Company has recorded an impairment loss of $1,570,108 (July 31, 2010 - $1,570,108) on cumulative acquisition costs of $15,244,508 (July 31, 2010 - $15,244,508).

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

Mineral property exploration costs on a regional basis are as follows:

NOTE 5:          DATABASES

Database acquisition costs consist of the following:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

NOTE 6:          LAND USE AGREEMENTS

Land use acquisition costs, including right of way and easement agreements consist of the following:

NOTE 7:          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

NOTE 8:          RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. During fiscal 2010, the Company deposited $233,275 to be held in trust for the Texas Commission on Environmental Quality ("TCEQ") in conjunction with the STMV Acquisition. Additionally, an amount of $2,497,000 held in trust for the TCEQ was assigned to the Company as a component of the STMV Acquisition. During the three months ended October 31, 2010, the Company deposited an additional $1,883,737 as a reclamation deposit for Palangana, to be held in trust for the TCEQ and recorded service charges of $2,180. Reclamation deposits totaling $11,034 are held in trust for the States of Arizona and Wyoming collectively.

NOTE 9:          DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2010 and 2009, the Company had transactions with certain officers and directors of the Company as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

    incurred $225,673 (2009 - $201,372) in management fees paid to directors and officers during the period, and $179,904 (2009 - $Nil) in finder's fees paid to a company related to a current director, of which a total of $213,956 (July 31, 2010 - $77,141) is outstanding as at October 31, 2010, due on demand and reported as due to related parties;

    incurred $1,790,026 (2009 - $1,960,000) in stock based compensation for the incremental fair value of shares and options granted to directors and officers;

    incurred $41,075 (2009 - $30,666) in general and administrative costs paid to companies controlled by a direct family member of a current officer; and

    on August 28, 2009, the Company entered into a non-arms length consulting agreement with a company controlled and/or managed by a director. Under the terms of the agreement, the Company issued as fully paid and non-assessable, 300,000 restricted common shares. The $777,000 fair value of the issuance was recorded as stock-based consulting fees.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 10:        ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") in regards to the Hobson facility, the Palangana, Mt. Lucas and Tex-1 projects relates to site restoration.

Actual retirement costs will be recorded against the ARO when incurred. Any difference between the recorded ARO and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

NOTE 11:        CAPITAL STOCK

Capital Stock

The Company's capital stock as at October 31, 2010 was 750,000,000 authorized common shares with a par value of $0.001 per share.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

2011 Share Transactions

  18,750 options were exercised on a forfeiture basis resulting in 7,386 net shares issued.

  Included in the amounts are shares issued pursuant to a reclamation settlement agreement associated with Mt. Lucas (15,000 shares @ $3.60 per share) and shares issued as a performance bonus (10,000 shares @ $2.60 per share).

  On October 26, 2010, the Company completed a private placement where a total of 8,111,313 units were issued at a subscription price of $3.40 for gross proceeds of $27,578,464 (net proceeds of $25,649,162; $1,929,302 of issuance costs recorded as a deduction of equity). Each Unit is comprised of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant has an expiry period of one year and entitles the holder to purchase an additional common share of the Company at an exercise price of $3.95 per share. The Company agreed to use reasonable commercial efforts to file the Registration Statement with the SEC within 21 calendar days of the closing date, and to use reasonable commercial efforts to cause the Registration Statement to be declared effective by the SEC within two months from the final closing date. As at December 9, 2010, the SEC has declared the Registration Statements to be effective.

Share Purchase Warrants

A summary of the Company's common share purchase warrants as at October 31, 2010 and changes during the period is presented below:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. The original registration statement relating to the securities issued in the December 2007 private placement was no longer effective. On March 1, 2010, the Company issued 67,480 warrants to 47 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. The $145,757 fair value of these warrants was recorded as finance charges and estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.80%, a dividend yield of 0%, and an expected volatility of 120%. As at October 31, 2010, 134,960 additional warrants could be issuable as liquidated damages through the three year period expiring December 12, 2010.

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the 500,000 compensation warrants previously issued to consultants as at October 31, 2010 was estimated at $1,435,000.

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

A summary of the Company's stock option issuances for the three months ended October 31, 2010 is presented below:

A summary of the Company's stock options as at October 31, 2010 and changes during the period is presented below:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

The AIV under the provisions of ASC 718 of all outstanding options as at October 31, 2010 was estimated at $20,004,086. The AIV of options exercised during the three months ended October 31, 2010 was estimated at $351,790.

A summary of options outstanding and exercisable as at October 31, 2010:

Stock Based Compensation

A summary of stock based compensation expense for the nine months ended October 31, 2010:

NOTE 12:        COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $18,000. All office lease agreements are on a month-to-month basis with the exception of the Corpus Christi office lease which expires in August 2012.

The aggregate minimum payments over the next five years are as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 (Unaudited)

The Company is committed to pay its key executives a total of $712,960 per year for management services.

NOTE 13:        SUPPLEMENTAL CASH FLOW INFORMATION

No income tax or interest has been paid to date.

NOTE 14:        SUBSEQUENT EVENTS

On November 23, 2010, the Company filed a registration statement on Form S-3 with the SEC to register the common shares (and common shares issuable upon exercise of warrants) in connection with the Company's private placement of 8,111,313 units that closed on October 26, 2010. As at December 9, 2010, the Registration Statement has been declared effective by the SEC.

As at December 9, 2010, the Company does not have any other material subsequent events to report.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended October 31, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2010. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

OVERVIEW

As used in this Quarterly Report: (i) the terms "we", "us", "our", "Uranium Energy" and the "Company" mean Uranium Energy Corp. and its wholly owned subsidiaries, UEC Resources Ltd., URN Texas GP, LLC, URN South Texas Project, Ltd. and South Texas Mining Venture, L.L.P., unless the context otherwise requires; (ii) "SEC" refers to the United States Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended October 31, 2010 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2010.

Corporate Organization

Our company was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004, we changed our business operations and focus from precious metals exploration in the State of Nevada to the exploration for economic reserves of uranium throughout the United States. On January 24, 2005, we filed an amendment to our Articles of Incorporation changing our name to "Uranium Energy Corp.". On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada.

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

Our principal offices are located at 500 North Shoreline, Ste. 800N, Corpus Christi, Texas, USA, 78471, our telephone number is (361) 888-8235, and our web site address is www.uraniumenergy.com.

General

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined.

As of the date of this Quarterly Report, we have interests in uranium exploration mineral properties totaling 49,679 gross acres (43,387 net mineral acres) of properties that have been leased, staked or optioned which we intend to explore for economic deposits of uranium. These properties are subject to varying net royalty interests. Many of these properties have been the subject of historical exploration by other mining companies. We believe that our properties are prospective for mineral exploration based on either prior exploration conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

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

We use our database of exploration data in order to target additional exploration properties for acquisition. For the remainder of the 2011 fiscal year, we may acquire further acres of mineral properties consisting of claim blocks located in, but not limited to the states of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming. Our ability to complete these acquisitions will be subject to obtaining sufficient financing and being able to conclude agreements with the property owners on terms that are acceptable to us. These potential acquisition properties have not yet been specifically identified.

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

Hobson Processing Facility

The Hobson facility is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and was subsequently totally refurbished and expanded to a drying and packaging capacity of 3,000,000 pounds of U3O8 per year in Q3 2008. Hobson's capacity can be doubled with the installation of a second and larger vacuum dryer.

The facility at Hobson is designed to process uranium-loaded resins from satellite facilities to a final product commonly known as yellowcake or U3O8. By utilizing the Hobson facility as a central processing site, our near-term plan is to have Goliad, Palangana and potentially Nichols, ISR production processed at Hobson rather than to construct a new processing plant at Goliad. Our Goliad and Nichols projects are located 40 miles east and 5 miles southwest of Hobson, respectively.

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

Within these two broad categories of work are included the following tasks, many of which are required by the regulatory bodies to whom the Company is subject to oversight for its exploration activities. The forecasted dates of completion of these tasks are also indicated. These are internal forecasts only, and the actual dates of the beginning or completion of these tasks may differ materially from the forecasts. Material expenditures have been budgeted in the amount of approximately $250,000 for additional surveys and studies as required by the respective approval authorities. At this time it has not been determined whether or not the Company will be required to draw upon all of the budgeted funds.

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

(f)         established a regional baseline, or background, water quality conditions within the area to be mined. As part of the establishment of baseline water quality conditions within the planned permit area, the TCEQ required that 20 regional water quality wells be installed within the proposed permit area. The purpose of the wells is to assess the pre-mining water quality of the four mineralized sands (A, B, C and D). Also included in the establishment of regional baseline water quality conditions are the sampling and analysis of private water wells within a one-kilometer radius of the permit area. This action has been completed;

(g)         the Cultural Resource Survey and Assessment has been completed and concluded that the Goliad Project will not have any impact on cultural resources in the permit area, and that no further work is required on this matter by the Company. The assessment was reviewed and approved by the Texas Historical Commission;

(h)         Texas Parks and Wildlife have reviewed our proposal mine plan and have concluded that no significant impact to wildlife, May - 2008, and

(i)         The Corp of Army Engineers has also received our mine plan and has determined that it will not have any adverse impacts to area wetlands.

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

The TCEQ has granted a Radioactive Materials License for the Palangana ISR Uranium Project located in Duval County, Texas. The Palangana project has obtained all the permits needed to proceed with development and has fully and successfully completed the state permitting process at all levels.

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

On November 17, 2010, the Company commenced uranium production using in-situ recovery ("ISR") methods at the Palangana Project. Phase one of three separate development phases of the wellfield at Production Area 1 ("PAA-1") is 100%, with more than 45 injection wells and production wells drilled, cased and tested. The Company is now adding gaseous oxygen and carbon dioxide to the circulating ground water, which has activated the mining process of dissolving the uranium from surrounding sandstones.

Salvo

The Salvo project consists of 1,513 acres of continuous leases located about ten miles southwest of Beeville, Texas. The Salvo lease is approximately 50 miles from the Company's Hobson processing facility. The Company anticipates that any mineral resource identified at Salvo will be extracted using in-situ recovery (ISR) methods and processed at the Hobson plant.

On July 19, 2010, the Company received an independent NI 43-101-compliant historic resource of 1,505,000 pounds of U3O8 based on 314 drill holes performed in the 1980s by Mobil Oil and Uranium Resources Inc.  The historical resource estimate was performed using industry-accepted standards for its time. The Company is not treating the historical estimates as current mineral resources and the historical estimates should not be relied upon. As such, the Company initiated an exploratory drilling program where the objective is to verify the historic resource and to expand on the resource by drilling new areas of mineralization. The exploration drill plan will consist of two phases, each utilizing two rigs.

Phase One will consist of approximately 50 holes, plus 5 core holes, which the Company expects, with favorable results, will culminate in an updated NI 43-101 resource estimate being available during the first quarter of 2011. First drilling started on November 8, 2010.

Phase Two will build upon the Phase One results, and include an additional 140 holes, with an estimated completion date during the second quarter of 2011.  Following Phase Two drilling, the Company expects, again with favorable results, that an updated NI 43-101 resource estimate will be available by mid-2011.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to commence and expand production at the Palangana Project and Goliad Project and to continue with the exploration of our other mineral properties. On November 17, 2010, the Company commenced production at the Palangana Project in South Texas and the first shipment was received at the Hobson processing plant on November 28, 2010. The Company is planning to continue developing the Palangana Project and regularly deliver uranium-loaded resin beads to our Hobson processing plant. Shortly thereafter, the Company will commence marketing and delivering yellowcake, the Company's valuable final product.

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

At October 31, 2010, we had $38,686,277 in cash and working capital of $34,784,257. We anticipate that existing cash resources will be sufficient to carry out our exploration programs and current plan of operations for the next twelve months. In the event we require additional financing to pursue our plan of operations for the next 12 months, there can be no assurance that such financing will be available on terms favorable to us or at all.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our Company for the periods indicated:

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009:

Net production revenues during the three months ended October 31, 2010 and 2009 were $Nil. Our net loss for the three months ended October 31, 2010 was $8,901,660 compared to $6,297,727 during the three months ended October 31, 2009.

Operating expenses incurred during the three months ended October, 2010 increased to $8,910,161 from $6,317,006 over the same period ended October 31, 2009. Significant expenditures and changes are outlined as follows:

  Consulting fees increased to $120,780 during the three months ended October 31, 2010 from $69,872 during the same period ended October 31, 2009. Consultants are engaged for legal, financial, information technology and investor relation functions. All areas of the aforementioned experienced increased activity due to improved market conditions.

  Depreciation, amortization and accretion increased to $255,291 during the three months ended October 31, 2010 from $137,184 during the same period ended October 31, 2009, due primarily to additional charges on assets relating to the STMV Acquisition including accretion of asset retirement obligations.

  General and administrative costs increased to $1,221,744 during the three months ended October 31, 2010 from $935,192 during the same period ended October 31, 2009. The increases are due to the expansion of our operations as a result of the acquisition of the STMV Joint Venture, specifically with respect to investor relations, office administration, travel and insurance.

  Management fees nominally increased to $225,673 during the three months ended October 31, 2010 from $201,372 during the same period ended October 31, 2009.

  Mineral property expenditures increased to $3,438,941 during the three months ended October 31, 2010 from $852,610 during the same period ended October 31, 2009 due to the commencement of exploration and development of the Palangana project which includes consultants relating to technical and geological work in addition to professional fees for ongoing permitting of the Goliad project.

  Professional fees remained relatively consistent at $310,176 during the three months ended October 31, 2010 compared to $306,849 during the same period ended October 31, 2009,

  Stock based compensation decreased to $3,337,556 during the three months ended October 31, 2010 from $3,813,927 during the same period ended October 31, 2009. The current and prior period expense consists of the fair value of option and stock grants earned during the period by consultants, employees and management.

Our net loss during the three months ended October 31, 2010 was $8,901,660 or $0.15 per share compared to $6,297,727 or $0.11 per share during the same period ended October 31, 2009.

Transactions with Officers and Directors

Of the $8,910,161 incurred as operating expenses during the three months ended October 31, 2010 an aggregate of $225,673 was incurred payable to certain officers and directors and recorded as management fees. In addition, $1,790,026 of stock based compensation was reported as the fair value of options granted to officers and directors during the three months ended October 31, 2010. As well, $179,904 was incurred payable to a company related to a director, as a finder's fee associated with the Company's successful private placement, and was recorded against equity. At October 31, 2010 a total balance of $213,956 is owing to some of our officers and directors.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At October 31, 2010, we had $38,686,277 in cash and working capital of $34,784,257. Generally, we have financed our operations through proceeds from the private placement of equity securities and the exercise of stock options and warrants. We increased net cash by $17,618,615 during the three months ended October 31, 2010 compared to a decrease of $2,328,434 net cash during the same period ended October 31, 2009.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2010 was $6,291,068 compared to $2,310,139 during the same period ended October 31, 2009. Significant operating expenditures during the current period included mineral property expenditures, general and administrative costs, management fees and professional fees. In addition, the Company spent $790,084 in settlement of asset retirement obligations.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2010 was $25,934,868 compared to $138,927 during the same period ended October 31, 2009. During the current period, we received net proceeds of $148,891 from the exercise of stock options and warrants. We also received net proceeds of $25,649,162 from the sale of our common stock pursuant to private placements.

Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2010 was $2,025,185 compared to $157,222 in the same period ended October 31, 2009. During the current period, we deposited $1,883,737 as a reclamation deposit and purchased $143,628 of equipment.

Stock Options and Warrants

As at October 31, 2010, we had 9,078,000 stock options and 9,285,041 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.68 per share and the outstanding warrants have a weighted average exercise price of $3.36 per share. Accordingly, as at October 31, 2010, the outstanding options and warrants represented a total of 18,363,041 shares issuable for proceeds of approximately $46,448,778 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We commenced operations on May 16, 2003, and have not realized any significant revenues since inception. As at October 31, 2010, we have working capital of $34,784,257 and an accumulated deficit of $77,283,793. Existing cash resources are expected to provide sufficient funds through the upcoming year. The continuation of the Company as a going concern for greater than 12 months is dependent upon the ability of the Company to obtain necessary financing to continue operations. We are in the exploration stage of our mineral property development and to date have not yet established any known mineral reserves on any of our existing properties. Our continued operations and the recoverability of the carrying value of our assets are ultimately dependent upon our ability to achieve profitable operations. To date we have completed private placements and exercised stock options and warrants for net proceeds of $94,420,784 from the issuance of shares of our common stock.

Material Commitments

We are committed to pay our key executives a total of $712,960 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada, for monthly payments totaling $18,000. All office lease agreements are on a month to month basis with the exception of the Corpus Christi office lease which expires in August, 2012.

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

As of the date of this quarterly report, we have yet to establish proven or probable reserves on any of our mineral properties.

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

Recently Adopted Accounting Policies

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2009-06 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The standard is effective for the years beginning after November 19, 2009 and for interim periods within those fiscal years. The adoption of ASU 2009-17 did not have a material impact on the consolidated financial statements.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010, which was filed with the SEC on October 14, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Services Agreements

Effective December 29, 2009, we entered into a consulting agreement. In accordance with the terms of the agreement, on August 27, 2010, we issued 2,725 shares of our restricted common stock at a deemed issuance price of $3.67 per share, on September 27, 2010, we issued a further 2,725 shares of our restricted common stock at a deemed issuance price of $3.67 per share, and on October 28, 2010, we issued a further 2,725 shares of our restricted common stock at a deemed issuance price of $3.67 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective June 14, 2010, we entered into a consulting agreement. In accordance with terms of the agreement, on August 30, 2010, we issued 2,000 shares of our restricted common stock at a deemed issuance price of $2.85 per share, and on September 30, 2010, we issued a further 1,500 shares of our restricted common stock at a deemed issuance price of $2.85 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective July 21, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on August 5, 2010, we issued 3,500 shares of our restricted common stock, on September 7, 2010, we issued a further 3,500 shares of our restricted common stock, and on October 5, 2010, we issued a further 3,500 shares of our common stock. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective September 1, 2010, we entered into a consulting agreement. In accordance with the terms of the agreement, on September 30, 2010, we issued 2,000 shares of our common stock at a deemed issuance price of $2.50 per share. The shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective September 7, 2010, we entered into a consulting services agreement. In accordance with the terms of the agreement, on September 24, 2010, we issued 10,000 shares of our restricted common stock at a deemed issuance price of $2.58 per share, on October 15, 2010, we issued a further 10,000 shares of our restricted common stock at a deemed issuance price of $2.58 per share. In each case the shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective October 7, 2010, we entered into a consulting agreement. In accordance with the terms of the agreement, on October 20, 2010, we issued 5,000 shares of our common stock at a deemed issuance price of $2.50 per share. The shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Other Agreements

Effective October 8, 2010, we entered into a services agreement. In accordance with the terms of the agreement, on October 22, 2010, we issued 15,000 shares of our common stock at a deemed issuance price of $4.00 per share. The shares were issued under an exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Stock Bonuses

Effective November 27, 2009, we approved a year-end bonus plan. In accordance with the bonus plan, on August 23, 2010, we issued 10,000 shares of our restricted common stock to a consultant for our Company. We relied on an exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act with respect to the issuance of shares.

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: December 9, 2010

/s/ "Pat Obara"
Pat Obara Secretary, Treasurer and Chief Financial Officer Date: December 9, 2010