Form 10-Q
period 2011-01-31
URANIUM ENERGY CORP
filed 2011-03-14
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2011

or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 N. Shoreline Blvd., #800N, Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,302,208 shares of common stock outstanding as of March 7, 2011.

__________

URANIUM ENERGY CORP.

ii

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
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

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

NOTE 1:               NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a partnership (collectively, the "Company") are engaged in uranium production, development and exploration activities on properties located in the United States. The Company owns a 100% interest in the Hobson Processing Facility located in the State of Texas.

The Company is an exploration stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company has not realized any significant revenues since commencement of business upon inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the upcoming year, future capital expenditures may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming year will be dependent upon the Company's ability to obtain financing. Historically, the Company's primary source of financing has been in the form of equity financing from the sale of common shares. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the Company's ability to achieve profitable operations. At January 31, 2011, the Company had working capital of $32.9 million and an accumulated deficit of $83.9 million.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by generally accepted accounting principles in the United States of America ("U.S. GAAP") for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2010 included in the Company's Annual Report on Form 10-K. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

NOTE 2:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S.GAAP.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., URN Texas GP, LLC and URN South Texas Project, Ltd. and a partnership, South Texas Mining Venture, L.L.P. ("STMV"). All significant inter-company transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests, valuation of stock-based compensation, valuation of available-for-sale securities, net realizable valuation of inventory and valuation of asset retirement obligations. Other areas requiring estimates include allocations of expenditures to mineral property interests, depreciation of property and equipment, and amortization of mineral properties, databases and land use agreements. Actual results could differ from those estimates.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

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

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that will result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing activities include labor, chemicals and directly attributable overhead expenditures. Inventories are carried at the lower of cost or net realizable value.

Mineral Rights

Expenditures relating to the acquisition of mineral rights are capitalized as incurred. Expenditures relating to exploration activities are expensed as incurred, while those relating to development activities are expensed when incurred prior to the completion of a bankable feasibility study establishing proven and probable reserves. Once proven and probable reserves are established, subsequent development expenditures relating to that project are capitalized.

Upon commencement of production, the project's capitalized expenditures are depleted over proven and probable reserves using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life using the straight-line method. The Company has not established proven or probable reserves on any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Databases

Expenditures relating to mineral property databases are capitalized upon acquisition while those developed internally are expensed as incurred. Mineral property databases are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property databases are amortized using the straight-line method over a five-year period over which management believes the asset will contribute to the Company's cash flows. Databases are included in Mineral Rights and Properties on the balance sheet.

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to the statement of operations and actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a quarterly basis, the Company updates cost estimates, and other assumptions used in the valuation of asset retirement obligations at each of its mineral properties to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the asset retirement obligations.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. As at January 31, 2011, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated to their estimated residual values using the straight-line method over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the term of the lease.

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

In June 2009, the FASB issued Statement 167, thereby amending the consolidation guidance for variable interest entities. Statement 167's final amendments to the Variable Interest Model were extensive and among other things, (1) require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, (2) amend the Variable Interest Model's consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances, (3) amend certain guidance in the Variable Interest Model for determining whether an entity is a VIE, which may change an enterprise's assessment of whether an entity with which it is involved is a VIE or not, (4) amend the criteria for determining whether fees paid to a decision maker and other service contracts are variable interests, (5) require continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and (6) require enhanced disclosures about an enterprise's involvement with a VIE. These amendments to the Variable Interest Model are effective as of the beginning of an enterprise's first annual reporting period that begins after 15 November 2009. The adoption of Statement 167 effective August 1, 2010 did not have a material impact on the consolidated financial statements.

NOTE 3:               AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For the three and six months ended January 31, 2011, the Company has recorded an unrealized gain (loss) of $38,960 and $61,327 respectively, (2010 - ($19,750) and $30,750 respectively), on available-for-sale securities which is recognized in accumulated other comprehensive income.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the Company's available-for-sale securities using the following inputs at January 31, 2011 is as follows:

NOTE 4:               INVENTORIES

During the three months ended January 31, 2011, the Company commenced production at its Palangana Project and processing at its Hobson Processing Facility. The Company's inventory value as at January 31, 2011 is as follows:

During the three months ended January 31, 2011, the Company did not incur a write-down of inventory.

NOTE 5:               MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2011, the Company had mineral rights covering 51,434 gross acres located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. These mineral rights were acquired for the purposes of uranium production, development and exploration at a total cost of $15,527,256, including $8,249,750 representing the fair value of non-cash compensation and $1,609,465 representing the present value of the retirement obligation associated with the Palangana Project. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At January 31, 2011, annual maintenance payments of approximately $558,824 were required to maintain these mineral rights.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

Palangana Project

On December 18, 2009, the Company acquired the Palangana Project, a 9,706 acre property located approximately 100 miles south of the Hobson Processing Facility, with an estimated fair value at acquisition of $3,911,800. During the three months ended January 31, 2011, the Company commenced depleting Palangana as it began production and recorded an estimated reclamation liability of $1,609,465 for total capitalized costs of $5,521,265, net of accumulated depreciation and depletion of $215,346.

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

Acquisition costs for the Moore Option total $8,407,500 as at January 31, 2011 and include the following: (i) cash payments of $200,000, (ii) 750,000 restricted common shares issued on October 11, 2005 with a fair value of $250,000, (iii) 500,000 restricted common shares issued on April 10, 2006 with a fair value of $1,150,000, (iv) 250,000 restricted common shares issued on September 28, 2006 with a fair value of $462,500, (v) 750,000 restricted common shares issued on October 10, 2006 with a fair value of $975,000, and (vi) 750,000 restricted common shares issued on April 11, 2007 with a fair value of $5,370,000. Additionally, the Company has incurred $281,627 in other mineral rights and property acquisition charges on the Goliad project, for a cumulative cost of $8,689,127 as at January 31, 2011.

Salvo Project

On November 29, 2010, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 4,056 acres. The leases have a minimum term of five years with provisions for extensions.

Nichols Project

On January 13, 2007, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 1,348 acres. The leases have a minimum term of five years with provisions for extensions.

Los Cuatros Project (formerly New River Project)

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

At January 31, 2011, the Company has made cumulative payments of $265,000 consisting of $192,000 in cash and the issuance of 29,448 restricted common shares. At the time of issuance, these restricted common shares had a fair value of $42,250, resulting in capitalized costs of $234,250.

Additionally, the Company has incurred $23,000 in other mineral right and property acquisition charges on the Los Cuatros project, for a cumulative cost of $257,250 as at January 31, 2011.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

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

Additionally, the Company has incurred $91,203 in other mineral rights and property acquisition charges on the Todilto project, for a cumulative cost of $341,203 as at January 31, 2011. Pursuant to the Uran joint venture agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited with a fair value of $17,600 on the date of receipt during fiscal 2009. During fiscal 2010, the Company received an additional 750,000 shares with an estimated fair value of $13,509 on the date of receipt. Accordingly, cumulative acquisition costs have been reduced by $106,109 as of January 31, 2011. During fiscal 2009, the Company recorded a $30,000 impairment charge on this property.

Mineral rights and property acquisition costs consist of the following:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

Through January 31, 2011, the Company has recorded an impairment loss of $1,570,108 (July 31, 2010 - $1,570,108) on cumulative acquisition costs of $17,097,364 (July 31, 2010 - $15,244,508).

Mineral property exploration and development costs on a regional basis are as follows:

NOTE 6:               PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Hobson Processing Facility

On December 18, 2009, the Company acquired the Hobson Processing Facility ("Hobson") located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and was subsequently refurbished and expanded to a drying and packaging capacity of up to 3,000,000 pounds of U3O8 per year in 2008.

Hobson is designed to process uranium-loaded resins from satellite facilities to the final U3O8 product. During the three months ended January 31, 2011, the Company commenced depreciating Hobson as it began processing resins from the Palangana Project. The Company plans to utilize Hobson as a central processing site for its other projects, including Goliad, Salvo and Nichols.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

NOTE 7:               RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. During fiscal 2010, the Company deposited $233,275 to be held in trust for the Texas Commission on Environmental Quality ("TCEQ") in conjunction with the acquisition of South Texas Mining Venture, L.L.P. ("STMV Acquisition"). Additionally, an amount of $2,497,000 held in trust for the TCEQ was assigned to the Company as a component of the STMV Acquisition. During the six months ended January 31, 2011, the Company deposited an additional $1,883,737 as a reclamation deposit for Palangana, to be held in trust for the TCEQ and recorded service charges of $12,215. Reclamation deposits totaling $15,810 are held in trust for the States of Arizona and Wyoming collectively.

NOTE 8:               DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2011 and 2010, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $981,966 and $1,207,639, respectively, (2010 - $636,689 and $838,061 respectively), in management fees paid to directors and officers during the period, and $179,904 and $179,904, respectively, (2010 - $Nil), in finder's fees paid to a company related to a current director, of which a total of $30,312 (July 31, 2010 - $77,141) is outstanding as at January 31, 2011, due on demand and reported as due to related parties;

  incurred $289,681 and $2,079,707 respectively, (2010 - $26,564 and $1,986,564 respectively), in stock based compensation for the incremental fair value of shares and options granted to directors and officers;

  incurred $39,050 and $80,125 respectively (2010 - $39,330 and $69,996 respectively), in general and administrative costs paid to companies controlled by a direct family member of a current officer; and

  on August 28, 2009, the Company entered into a non-arms length consulting agreement with a company controlled by a director. Under the terms of the agreement, the Company issued as fully paid and non-assessable, 300,000 restricted common shares. During the six months ended January 31, 2010, the $777,000 fair value of the issuance was recorded as stock-based consulting fees.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 9:               ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Project, and Mt. Lucas and Tex-1 projects from the STMV Acquisition

.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

NOTE 10:             CAPITAL STOCK

Capital Stock

The Company's capital stock as at January 31, 2011 was 750,000,000 authorized common shares with a par value of $0.001 per share.

2011 Share Transactions

  18,750 options were exercised on a forfeiture basis resulting in 7,386 net shares issued.

  Included in the amounts are shares issued pursuant to a reclamation settlement agreement associated with Mt. Lucas (15,000 shares @ $3.60 per share) and shares issued as a performance bonus (10,000 shares @ $2.60 per share).

  On October 26, 2010, the Company completed a private placement where a total of 8,111,313 units were issued at a subscription price of $3.40 for gross proceeds of $27,578,464 (net proceeds of $25,654,398; $1,924,066 of issuance costs recorded as a deduction of equity). Each Unit is comprised of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant has an expiry period of one year and entitles the holder to purchase an additional common share of the Company at an exercise price of $3.95 per share. The Company agreed to use reasonable commercial efforts to file the Registration Statement with the SEC within 21 calendar days of the closing date, and to use reasonable commercial efforts to cause the Registration Statement to be declared effective by the SEC within two months from the final closing date. On December 9, 2010, the SEC declared the Registration Statement to be effective.

  88,125 options were exercised on a forfeiture basis resulting in 38,051 net shares issued.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

Share Purchase Warrants

A summary of the Company's common share purchase warrants as at January 31, 2011 and changes during the period is presented below:

The December 12, 2007 private placement included a registration rights agreement, requiring a registration statement respecting the investors' securities within the Company declared effective by the SEC within four months from the original date of issuance by the Company of the securities underlying the original subscription agreements. Under the terms of the registration rights agreement, the Company shall use its reasonable best efforts to maintain the effectiveness of the registration statement for a period of not less than three years from the original date of issuance. If the Company fails to maintain the effectiveness of the registration statement for the three year period, additional warrants could be issuable as liquidated damages. Any additional warrant issuance is provided for under the terms of the registration rights agreement whereby 1/100 of an additional warrant was issuable to each such investor for each $1.00 in aggregate subscription price funds paid by the investor to the Company under the private placement and in respect of each 30 day period (or partial period thereof) of delay of the aforementioned registration statement effectiveness. The original registration statement relating to the securities issued in the December 2007 private placement was no longer effective. On March 1, 2010, the Company issued 67,480 warrants to 47 of its existing security holders as liquidated damages pursuant to the terms of registration rights agreements between the Company and such security holders. The $145,757 fair value of these warrants was recorded as finance charges and estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.80%, a dividend yield of 0%, and an expected volatility of 120%. No additional warrants are issuable for liquidated damages as the three year period expired on December 12, 2010.

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the 500,000 compensation warrants previously issued to consultants as at January 31, 2011 was estimated at $2,115,000.

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

On July 23, 2009, the Company's shareholders approved the adoption of the Company's 2009 Stock Incentive Plan in the amount of 5,000,000 shares. On July 22, 2010, the Company's shareholders approved an amendment to the 2009 Stock Incentive Plan whereby, the number of common shares available for issuance under the Plan was increased from 5,000,000 to 7,000,000 shares.

A summary of the Company's stock option grants for the six months ended January 31, 2011 is presented below:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

A continuity schedule of the Company's stock options as at January 31, 2011is presented below on a quarterly basis:

The AIV under the provisions of ASC 718 of all outstanding options as at January 31, 2011 was estimated at $29,944,633. The AIV of options exercised during the three months ended January 31, 2011 was estimated at $3,247,830.

A summary of options outstanding and exercisable as at January 31, 2011:

Stock Based Compensation

A summary of stock based compensation expense for the three and six months ended January 31, 2011:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

NOTE 11:             COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $18,750. All agreements are on a month-to-month basis with the exception of the Corpus Christi office lease which expires in August 2012.

The aggregate minimum payments over the next five years are as follows:

The Company is committed to pay its key executives a total of $712,960 per year for management services.

NOTE 12:             SUPPLEMENTAL CASH FLOW INFORMATION

No income tax or interest has been paid to date.

NOTE 13:             SUBSEQUENT EVENTS

At March 7, 2011, the Company had the following material subsequent event to report:

URANIUM ENERGY CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 (Unaudited)

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the STMV Acquisition for an unspecified amount. The Company believes it has complied with all of the terms related to the SMTV Acquisition and intends on disputing any and all claims under this lawsuit. However, should any amount be determined to be owing to the party, the Company believes that any such amount will be immaterial.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended January 31, 2011 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2010. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

OVERVIEW

As used in this Quarterly Report: (i) the terms "we", "us", "our", "Uranium Energy" and the "Company" mean Uranium Energy Corp. and its wholly owned subsidiaries, UEC Resources Ltd., URN Texas GP, LLC and URN South Texas Project, Ltd. and a partnership, South Texas Mining Venture, L.L.P., unless the context otherwise requires; (ii) "SEC" refers to the United States Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three and six months ended January 31, 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and six months ended January 31, 2011 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2010.

Corporate Organization

The Company was incorporated in the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." On January 24, 2005, we completed a reverse stock split of our shares of common stock on the basis of one share for each two outstanding shares and changed the Company's name to "Uranium Energy Corp." Effective February 28, 2006, we completed a forward split of our shares of common stock on the basis of 1.5 shares for each outstanding share to increase liquidity for our shares of common stock. Effective February 28, 2006, we amended our Articles of Incorporation with the Nevada Secretary of State increasing our authorized capital stock from 75,000,000 shares of common stock, with a $0.001 par value, to 750,000,000 shares of common stock with a similar par value. In June 2007, we changed our fiscal year end from December 31 to July 31.

On December 31, 2007, UEC Resources Ltd., a wholly-owned subsidiary, was incorporated under the laws of the Province of British Columbia, Canada. On December 18, 2009, we purchased all of the outstanding securities of URN Texas GP, LLC and URN South Texas Project, Ltd., the 99% joint venture partner of the South Texas Mining Venture, L.L.P. ("STMV"). Concurrently, we acquired certain assets and liabilities from a third party including the remaining 1% interest in STMV.

Our principal offices are located at 500 North Shoreline, Ste. 800N, Corpus Christi, Texas, USA, 78401, our telephone number is (361) 888-8235, and our web site address is www.uraniumenergy.com.

General

We are a U.S.-based company engaged in uranium production, development and exploration activities. Our wholly-owned Hobson Processing Plant forms the basis for our regional operating strategy in the South Texas Uranium Belt, which is a primary focus for the Company. Hobson is a fully-licensed and operating facility built to process uranium-loaded resins from satellite mining operations to produce the final U3O8 product. It is centrally located to our existing projects in South Texas including our three principal projects: the Palangana Project which started production in November 2010, the Goliad Project which is in the final stages of the mine permitting process and the Salvo Project which is actively being explored.

At January 31, 2011, we had mineral rights covering 51,434 gross acres located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. We acquired these mineral rights for the purposes of uranium production, development and exploration through staking and lease agreements, subject to varying royalty interests which may be indexed to uranium prices. Many of these mineral rights have been the subject of historical exploration by other mining companies, or developed from internal geologic studies by our geology team including the use of our exploration database to identify targets. We believe that our exploration projects are prospective for uranium exploration based on either prior exploration work conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information. The Company has not established proven or probable reserves on any of its projects.

We may acquire additional mineral rights as opportunities arise. The acreage and location of our mineral projects by state are summarized as follows:

(*)        Certain of our interests in our mineral properties in Texas and New Mexico are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

Hobson Processing Plant

The Hobson facility is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, and in 2008, was completely refurbished and expanded to a drying and packaging capacity of up to 3,000,000 pounds of U3O8 per year.

The Hobson facility is designed to process uranium-loaded resins from satellite mining operations to a final product commonly known as yellowcake or U3O8. By utilizing the Hobson facility as a central processing site, our regional operating strategy is to continue processing uranium from Palangana production and from other satellite mining operations as they enter production.

Mineral Rights

We participate in our projects located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming by way of mining claims and mineral leases. Certain properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). Claim blocks acquired in this manner exist in Arizona, Colorado, New Mexico and Wyoming. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim, bringing the land back into its original state prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of Arizona, New Mexico, Texas and Utah, we also participate in our projects by way of property lease directly from the owners of the land/mineral rights. These leases give us similar access and privileges as described above, however with some important differences. Although, in most cases we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium at the time of production. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties. All royalties are based on the gross sales revenue less certain charges and fees.

Palangana Project Production

The Palangana Project is a prior-producing, in-situ recovery ("ISR") project located in Duval County, Texas in the South Texas uranium belt. The 9,706 acre property is located approximately 100 miles south of the Hobson processing facility. Over 4,000 historic holes were drilled at the Palangana Project by previous operators including Union Carbide Corporation ("UCC"), Chevron and Uranium One. UCC produced uranium at the Palangana Project in the mid to late 1970's using ISR methods.

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

On November 17, 2010, the Company commenced commercial uranium production using ISR methods at the Palangana Project and the first shipment of uranium-loaded resins was received at the Hobson processing plant on November 28, 2010. Phase one of three separate development phases of the wellfield at Production Area 1 ("PAA-1") is 100%, with more than 45 injection wells and production wells drilled, cased and tested. The Company has been adding gaseous oxygen and carbon dioxide to the circulating ground water, which has activated the mining process of dissolving the uranium from surrounding sandstones.

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

Goliad Project Development

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

In December 2010, the TCEQ approved the mine permit and the production area authorization for Production Area One and have granted the request for designation of an Exempt Aquifer for the Company. As a result, the Goliad project only has one remaining Texas authorization pending, a Radioactive Material License ("RML"). The RML application is at an advanced technical review stage with TCEQ. In February 2011, the Company filed a response to a request for additional information by the TCEQ and the Company's RML is now in the final stage of processing.

Upon the satisfactory completion of the one remaining task, and with approval of all applicable regulatory agencies involved in these tasks, the Company may then proceed with uranium extraction.

No further exploratory programs are scheduled or contemplated for the Goliad Project.

Permitting

The permitting process is essentially complete with only the approval of the RML application outstanding which should be finalized and approved in the second quarter of 2011. As stated earlier, the mine permit and Production Area One have been approved by the TCEQ in December 2010. Studies and other approvals leading to this point include the following:

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

  Texas Parks and Wildlife have reviewed our proposal mine plan and have concluded that no significant impact to wildlife, May 2008; and

  The Corp of Army Engineers has also received our mine plan and has determined that it will not have any adverse impacts to area wetlands.

Exploration Projects

Salvo

The Salvo project consists of 4,056 acres of continuous leases located about ten miles southwest of Beeville, Texas. The Salvo lease is approximately 50 miles from the Company's Hobson processing facility. The Company anticipates that any mineral resource identified at Salvo will be extracted using ISR methods and processed at the Hobson plant.

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

Phase One will consist of approximately 50 holes, plus 5 core holes, which the Company expects, with favorable results, will culminate in an updated NI 43-101 resource estimate being available during 2011. First drilling started on November 8, 2010.

Phase Two will build upon the Phase One results, and include an additional 140 holes, with an estimated completion date during 2011.  Following Phase Two drilling, the Company expects, again with favorable results, that an updated NI 43-101 resource estimate will be available by mid-2011.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to expand production at the Palangana Project, continue development of the Goliad Project towards production and to continue with the exploration of our other mineral properties. We are planning to continue developing the Palangana Project and regularly deliver uranium-loaded resin beads to our Hobson processing plant. The Company expects in 2011 to commence marketing and delivering of yellowcake, the Company's valuable final product.

We have identified a number of uranium projects that we believe we can fast-track to production by conducting a number of different exploring and permitting activities at the same time, particularly in the State of Texas. Currently, most of our exploration activity is focused in the State of Texas.

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

At January 31, 2011, we had $33.7 million in cash and cash equivalents and working capital of $32.9 million. We anticipate that existing cash resources will be sufficient to carry out our development and exploration programs and current plan of operations for the next twelve months. In the event we require additional financing to pursue our plan of operations for the next 12 months, there can be no assurance that such financing will be available on terms favourable to us or at all.

Beyond the next twelve months, we may be required to obtain additional financing in order to continue our plan of operations as it is not yet determinable if we will achieve any significant revenues and if so, if any such revenues earned will sustain our operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we may not be able to continue development or exploration of our mineral rights and may be forced to abandon our projects.

We may consider entering into a joint venture arrangement to provide the required funding to advance our mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund development or exploration of our projects. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our projects to the joint venture partner.

RESULTS OF OPERATIONS

General

The Company recorded a net loss for the three and six months ended January 31, 2011 was $6,646,957 ($0.10 per share) and $15,548,618 ($0.24 per share) respectively (2010: $4,279,810 ($0.07 per share) and $10,517,537 ($0.18 per share) respectively).

Revenues

Production revenues during the three and six months ended January 31, 2011 and 2010 were $Nil. The Company commenced production at Palangana during 2011 Q2, but did not generate any uranium sales.

Expenses

The following table sets forth selected financial information relating to our Company for the periods indicated:

Three and Six Months Ended January 31, 2011 Compared to Three and Six Months Ended January 31, 2010:

Operating expenses incurred during the three and six months ended January 31, 2011 increased to $6,653,592 and $15,563,754 respectively from $4,052,816 and $10,030,560 respectively over the same period ended January 31, 2010. Significant expenditures and changes are outlined as follows:

  During the three and six months ended January 31, 2011, consulting fees decreased to $72,983 and $193,763 respectively (2010: $162,224 and $232,096 respectively). Consultants are engaged for legal, financial, information technology and investor relation functions.

  During the three and six months ended January 31, 2011, depreciation, depletion and accretion increased to $260,878 and $516,169 respectively (2010: $167,100 and $304,284 respectively) due primarily to additional charges on assets relating to the STMV Acquisition including accretion of asset retirement obligations and amortization of mineral properties now in production.

  During the three and six months ended January 31, 2011, general and administrative costs increased to $1,422,014 and $2,643,759 respectively (2010: $1,054,658 and $1,989,850 respectively). The increases are due to the expansion of our operations as a result of the acquisition of the STMV Acquisition, specifically with respect to investor relations, office administration, travel and insurance.

  During the three and six months ended January 31, 2011, management fees increased to $981,066 and $1,206,739 respectively (2010: $636,689 and $838,061 respectively). The increases are due to additional management personnel and bonuses paid in December 2010.

  During the three and six months ended January 31, 2011, mineral property expenditures increased to $2,098,051 and $5,536,991 respectively (2010: $722,467 and $1,343,188 respectively) due to the commencement of development of the Palangana project which includes consultant fees relating to technical and geological work in addition to professional fees for ongoing permitting of the Goliad project. As well, exploration activities at the Salvo project commenced during the period.

  During the three and six months ended January 31, 2011, professional fees increased to $215,057 and $525,234 respectively (2010: $97,840 and $297,316 respectively) due to an increased number of regulatory filings required during the period.

  During the three and six months ended January 31, 2011, stock based compensation changed to $1,603,543 and $4,941,099 respectively (2010: $1,211,838 and $5,025,765 respectively). The current and prior period expense consists of the fair value of stock options granted and common stock issued to consultants, management and employees during the period.

At January 31, 2011, the total value of inventory is $710,585, of which $691,305 represents an estimated 21,000 pounds of uranium concentrates and $19,280 represents the value of inventory supplies. The cash component of the total value of inventory is $400,9731 ($19,280 in supplies and $381,693 in uranium concentrates and work-in-progress) and the non-cash component of the total value of inventory is $309,6121.

  Cash component and non-cash component are key indicators not defined under US GAAP and are non-GAAP measures. Cash component is calculated as the total inventory value less the non-cash component of the inventory value. The non-cash component is comprised of depreciation, depletion and stock-based compensation.

Transactions with Officers and Directors

During the three and six months ended January 31, 2011, an aggregate of $981,966 and $1,207,639 respectively, was incurred payable to certain officers and directors and recorded as management fees. In addition, during the three and six months ended January 31, 2011, $289,681 and $2,079,707 respectively, of stock based compensation was reported as the fair value of options granted to officers and directors. As well, during the three and six months ended January 31, 2011, $179,904 and $179,904 respectively, (2010: $Nil) was incurred payable to a company related to a director, as a finder's fee associated with the Company's successful private placement, and was recorded against equity. At January 31, 2011 a total balance of $30,312 (July 31, 2010: $77,141) is owing to some of our officers and directors.

Additionally, on August 28, 2009 we entered into a non-arms length consulting agreement with a company controlled by one of our independent directors. Under the terms of the agreement, we issued as fully paid and non-assessable, 300,000 restricted common shares with a fair value of $777,000 that was reported as stock-based consulting. The services that were provided are separate and apart from the time and effort that the independent director provides to us on an ongoing basis as an independent director.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At January 31, 2011, we had $33,679,805 in cash and working capital of $32,948,882. Generally, we have financed our operations through proceeds from the private placement of equity securities and the exercise of stock options and warrants. We increased net cash by $12,612,143 during the six months ended January 31, 2011 compared to a decrease of $6,220,208 net cash during the same period ended January 31, 2010.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2011 was $13,707,216 compared to $5,138,200 during the same period ended January 31, 2010. Significant operating expenditures during the current period included mineral property expenditures, general and administrative costs, management fees and professional fees. In addition, the Company incurred expenditures in the amounts of $862,092 for cash settlement of asset retirement obligations and $400,973 for production related activities.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2011 was $28,685,165 compared to $348,823 during the same period ended January 31, 2010. During the current period, we received net proceeds of $3,067,577 from the exercise of stock options and warrants. We also received net proceeds of $25,654,398 from the sale of our common stock pursuant to private placements.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2011 was $2,365,806 compared to $1,430,831 in the same period ended January 31, 2010. During the current period, we deposited $1,883,737 as a reclamation deposit, purchased $246,817 of equipment and acquired mineral leases totaling $243,391.

Stock Options and Warrants

As at January 31, 2011, we had 8,598,250 stock options and 8,558,448 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.76 per share and the outstanding warrants have a weighted average exercise price of $3.38 per share. Accordingly, as at January 31, 2011, the outstanding options and warrants represented a total of 17,156,698 shares issuable for proceeds of approximately $44,060,474 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The Company has not realized any significant revenues since commencement of business upon inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the upcoming year, future capital expenditures may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming year will be dependent upon the Company's ability to obtain financing. Historically, the Company's primary source of financing has been in the form of equity financing from the sale of common shares. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the Company's ability to achieve profitable operations. At January 31, 2011, the Company had working capital of $32.9 million and an accumulated deficit of $83.9 million.

Material Commitments

We are committed to pay our key executives a total of $712,960 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada, for monthly payments totaling $18,750. All agreements are on a month-to-month basis with the exception of the Corpus Christi office lease which expires in August 2012.

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

Inventories

Inventories are comprised of supplies and uranium concentrates and work-in-progress. Expenditures include mining and processing activities that will result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing activities include labor, chemicals and directly attributable overhead expenditures. Inventories are carried at the lower of cost or net realizable value.

Mineral Rights

Expenditures relating to the acquisition of mineral rights are capitalized as incurred. Expenditures relating to exploration activities are expensed as incurred, while those relating to development activities are expensed when incurred prior to the completion of a bankable feasibility study establishing proven and probable reserves. Once proven and probable reserves are established, subsequent development expenditures relating to that mineral project are capitalized.

Upon commencement of production, the mineral project's capitalized expenditures are depleted over the proven and probable reserves using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life using the straight-line method. The Company has not yet established proven or probable reserves on any of its mineral projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis. Should management determine that the carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Databases

Expenditures relating to mineral property databases are capitalized upon acquisition while those developed internally are expensed as incurred. Mineral property databases are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property databases are amortized using the straight-line method over a five-year period over which management believes the asset will contribute to the Company's cash flows. Databases are included in Mineral Rights and Properties on the balance sheet.

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, we capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligation is accreted to an undiscounted value until the time at which it they are expected to be settled. The accretion expense is charged to the statement of operations and actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Stock-Based Compensation

We follow ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. We use the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under ASC 718. The fair value is expensed depending on the terms and conditions of the award and the nature of the relationship of the recipient of the award to us. We record the grant date fair value in income in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. We estimate the expected forfeitures and update the valuation accordingly.

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

In June 2009, the FASB issued Statement 167, thereby amending the consolidation guidance for variable interest entities. Statement 167's final amendments to the Variable Interest Model were extensive and among other things, (1) require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, (2) amend the Variable Interest Model's consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances, (3) amend certain guidance in the Variable Interest Model for determining whether an entity is a VIE, which may change an enterprise's assessment of whether an entity with which it is involved is a VIE or not, (4) amend the criteria for determining whether fees paid to a decision maker and other service contracts are variable interests, (5) require continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and (6) require enhanced disclosures about an enterprise's involvement with a VIE. These amendments to the Variable Interest Model are effective as of the beginning of an enterprise's first annual reporting period that begins after 15 November 2009. The adoption of Statement 167 effective August 1, 2010 did not have a material impact on the consolidated financial statements.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, and no director, officer, affiliate or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or beneficial owner, is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the STMV Acquisition for an unspecified amount. The Company believes it has complied with all of the terms related to the SMTV Acquisition and intends on disputing any and all claims under this lawsuit. However, should any amount be determined to be owing to the party, the Company believes that any such amount will be immaterial.

Item 1A.     Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We will require significant additional financing in order to continue our exploration and development activities and our assessment of the commercial viability of our mineral properties.

We will need to raise additional financing to complete further exploration and development of our mineral properties. Furthermore, if the costs of our planned exploration and development programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise the required funds, or on terms satisfactory to us. The continued exploration and development of our mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently have no revenue from operations and are experiencing significant negative cash flow. Accordingly, the primary source of funds presently available to us is through the sale of equity securities. In addition, we believe that debt financing may potentially be an alternative to us. Alternatively, we may finance our business by offering an interest in our mineral properties to be earned by another party or parties carrying out further exploration thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. Our future cash flows and the availability of financing will be subject to a number of variables, including the market price of uranium. We may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain this additional financing, we will not be able to continue our exploration or development activities and our assessment of the commercial viability of our mineral properties.

As our mineral properties do not contain any reserves, we may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Since inception, we have not established proven and probable reserves through the completion of feasibility studies for any of our mineral properties in accordance with SEC Industry Guide 7, and there are no plans to do so. Accordingly, we are classified as an exploration stage company. Although we announced initial production activities at our Palangana project on November 17, 2010, and continue to conduct development activities on our Palangana project as well as permitting activities on our Goliad project, there is no assurance that a commercially viable mineral deposit exists or will be established on any of our mineral properties in accordance with SEC Industry Guide 7. We will continue to conduct exploration activities on our other mineral property interests with the objective of ascertaining whether these properties contain economic quantities of uranium ore. The known mineralization at these projects has not been determined to be economic ore, and may never be determined to be economic. We will also continue to pursue the acquisition of new mineral property interests that we believe contain or have the potential to contain economic quantities of uranium ore. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore.

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

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be established or determined to be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover mineralized material in sufficient quantities on our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling $83,930,751 from May 16, 2003 (inception) to January 31, 2011. We incurred net losses totaling $14,478,669 in the year ended July 31, 2010, $13,503,576 in the year ended July 31, 2009 and $19,236,124 in the year ended July 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; (iii) development and mining expenditures exceed anticipated costs; or (iv) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We are a relatively new entrant into the uranium mineral exploration and mining industry with a limited and unprofitable operating history.

Since our inception on May 16, 2003, our activities have been limited to organizational efforts, obtaining working capital and acquiring, exploring and developing a very limited number of properties. As a result, there is limited historical financial and operating information available upon which to evaluate our future performance.

The business of minerals exploration and mining is subject to many risks and uncertainties, including those described in this section, and if uranium is found in economic quantities, the profitability of future uranium mining ventures depends upon factors beyond our control. The profitability of mining uranium properties if economic quantities of uranium are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

The Company's exploration and mining activities are subject to the risks normally inherent in the industry, including, but not limited, to environmental hazards, flooding, fire, periodic or seasonal hazardous climate and weather conditions, unexpected rock formation, industrial accidents and metallurgical and other processing problems. These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties; personal injury; environmental damage; delays in mining; increased production costs; monetary losses; and possible legal liability. The Company may become subject to liability which it cannot insure against or which it may elect not to insure due to high premium costs or other reasons. Where considered practical to do so the Company maintains insurance against risks in the operation of its business in amounts which the Company believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage. The Company cannot provide any assurance that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability. In some cases, coverage is not available or considered too expensive relative to the perceived risk.

The uranium exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring mineral exploration properties or leases.

The uranium exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive uranium properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration and mining activities during periods of low uranium market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to explore them in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects.

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

If economic quantities of uranium are found on any lease owned by us in sufficient quantities to warrant uranium mining operations, such mining operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; other than what has been previously disclosed herein, no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Uranium minerals exploration, development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Uranium minerals exploration, development and mining operations are subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Our uranium mining operations and exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

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

Other than what has been previously disclosed herein, there are no assurances if and when a particular mineral property of the Company can enter into production. The amounts of future production for all our projects, including Palangana, are based on the estimates prepared by or for the Company. The capital and operating costs to take the Company's projects into production may be significantly higher than anticipated. Capital and operating costs of production and economic returns are based on estimates prepared by or for the Company may differ significantly from their actual values. There can be no assurance that the Company's actual capital and operating costs will not be higher than currently anticipated.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of January 31, 2011, we had 70,455,934 shares of common stock issued and outstanding, stock options outstanding to purchase 8,598,250 shares and share purchase warrants outstanding to purchase 8,558,448 shares.

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

Our common stock may at times be classified as a "penny stock" under SEC rules which limits the market for our common stock.

Because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified from time to time as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this report that are not residents of the United States.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Services Agreements

Effective December 29, 2009, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective June 14, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective July 21, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective September 1, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective September 7, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective October 7, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective January 15, 2011, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani"
Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: March 14, 2011

/s/ "Mark Katsumata"
Mark Katsumata Secretary, Treasurer and Chief Financial Officer Date: March 14, 2011