Form 10-Q
period 2011-04-30
URANIUM ENERGY CORP
filed 2011-06-09
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation of organization)	98-0399476 (I.R.S. Employer Identification No.)
1111 West Hastings Street, Suite 320, Vancouver, BC (Address of principal executive offices)	V6E 2J3 (Zip Code)

(604) 682-9775 (Registrant's telephone number, including area code)

500 North Shoreline, Suite 800N Corpus Christi, Texas 78401 (Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,561,198 shares of common stock outstanding as of June 6, 2011.

__________

ii

URANIUM ENERGY CORP.

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011
(Unaudited)

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited - in US dollars)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited - in US dollars)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited - in US dollars)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in US dollars)

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company is an exploration stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company has not realized any significant revenues since commencement of business upon inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the upcoming year, future capital expenditures may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming year will be dependent upon the Company's ability to obtain financing and generate profits from revenues. Historically, the Company's primary source of financing has been in the form of equity financing from the sale of common shares. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the Company's ability to achieve profitable operations. At April 30, 2011, the Company had working capital of $33.2 million and an accumulated deficit of $90.2 million.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by generally accepted accounting principles in the United States of America ("U.S. GAAP") for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended July 31, 2010 included in the Company's Annual Report on Form 10-K. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that will result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing activities include labor, chemicals and other directly attributable production expenditures. Inventories are carried at the lower of cost or net realizable value.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no potential dilution and is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on the exercise of share purchase warrants and stock options were not included in the calculation of weighted average number of shares outstanding because the effect is anti-dilutive.

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income (loss) in the period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. At April 30, 2011, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

NOTE 3:     AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For the three and nine months ended April 30, 2011, the Company recorded an unrealized gain (loss) of $40,242 and $101,569 respectively (2010: ($34,580) and ($3,830) respectively), on available-for-sale securities which is recognized in accumulated other comprehensive income.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the Company's available-for-sale securities using the following inputs at April 30, 2011 is as follows:

NOTE 4:     INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company's inventory value at April 30, 2011 is as follows:

During the three and nine months ended April 30, 2011, the Company did not incur a write-down of inventory.

NOTE 5:     MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2011, the Company had mineral rights covering 44,998 acres located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. These mineral rights were acquired for the purposes of uranium production, development and exploration at a cost of $15,590,612, including $8,249,750 representing the fair value of non-cash consideration and $1,609,465 representing the present value of the retirement obligation associated with the Palangana Mine, net of $1,698,447 in impairment charges. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At April 30, 2011, annual maintenance payments of approximately $779,077 were required to maintain these mineral rights.

Palangana Mine

On December 18, 2009, the Company acquired the Palangana Mine as part of the STMV acquisition. Palangana is an 8,792 acre property located approximately 100 miles south of the Hobson Processing Facility, with an estimated fair value at acquisition of $3,911,800. To date, the Company has developed three distinct Production Areas that are amenable to the in-situ recovery mining method ("ISR"). Production Area-1 has been divided into three Phases, with production commencing at Phase I in November 2010 and at Phase II in April 2011.

As a direct result of the production commencement, the Company began depreciating and depleting the capitalized costs of Palangana which includes a reclamation liability of $1,609,465. At April 30, 2011, the total capitalized cost of Palangana is $5,521,265, less accumulated depreciation and depletion of $240,279, for a net book value of $5,280,986.

Goliad Project

On October 11, 2005, the Company entered into a mineral asset option agreement (the "Moore Option") granting the Company to acquire title to the leases totaling 2,650 acres, encompassing the Goliad Project. The Goliad Project is located in south Texas near the northeast end of the extensive South Texas Uranium trend. The project consists of multiple areas, all amenable to using ISR. At April 30, 2011, the total capitalized cost of Goliad is $8,689,127.

Salvo Project

On November 29, 2010, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 4,287 acres. The leases have a minimum term of five years with provisions for extensions. At April 30, 2011, the total capitalized cost of Salvo is $279,721.

Nichols Project

On January 13, 2007, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 1,348 acres. The leases have a minimum term of five years with provisions for extensions. At April 30, 2011, the total capitalized cost of Nichols is $154,774.

Los Cuatros Project (formerly New River Project)

On January 25, 2010, the Company executed an amendment to the underlying purchase agreement to acquire 640 acres of mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the mineral claims. At April 30, 2011, the total capitalized cost of Los Cuatros is $257,250.

Todilto Project - Uran Joint Venture

On January, 14, 2009, the Company entered into an option and joint venture agreement (the "Agreement") with Uran Limited ("Uran") of Perth, Australia, in connection with the proposed exploration and development of certain tenements comprising the Company's "Grants Ridge" uranium project, part of the Todilto Project, located in New Mexico. The Agreement was subject to Uran's satisfactory completion of due diligence work on the Grants Ridge project which was completed in February 2009. Upon completion of the following terms of the Agreement, Uran can earn a 65% interest in the Grants Ridge project by: (a) making an initial cash payment of $75,000; (b) incurring project exploration expenditures of $100,000 in year one, $200,000 in year two, $300,000 in year three, $400,000 in year four and $500,000 in year five, for total aggregate exploration expenditures of $1,500,000 over the five year option period; (c) completing a feasibility study; and (d) issuing and delivering an initial 1,000,000 Uran ordinary shares to the Company plus issue a further 750,000 shares per year over the next three years for total aggregate issuance of 3,250,000 Uran ordinary shares. Uran can withdraw from the Agreement after expenditures of $250,000.

Pursuant to the Agreement, the Company received a cash payment of $75,000 and 1,000,000 ordinary shares of Uran Limited during fiscal 2009 and 750,000 shares during fiscal 2010. At April 30, 2011, the total capitalized cost of Todilto is $182,320.

Mineral rights and property acquisition costs consist of the following:

During the three and nine months ended April 30, 2011, the Company incurred an impairment charge of $128,339 and $128,339, respectively (2010: $11,800 and $11,800, respectively). The impaired properties in the current period are comprised of three properties located in Texas: Carrizo, Devillier and Maetze. During the Company's quarterly review of its mineral rights and properties, the three properties were determined to be non-critical properties resulting in the impairment charge. The total impairment charge incurred to date is $1,698,447 (July 31, 2010 - $1,570,108) on cumulative acquisition costs of $17,289,059 (July 31, 2010 - $15,244,508).

Mineral property expenditures on a regional basis are as follows:

NOTE 6:     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Hobson Processing Facility

On December 18, 2009, the Company acquired the Hobson Processing Facility ("Hobson") as part of the STMV acquisition. Hobson is located about 100 miles northwest of Corpus Christi in Karnes County, Texas and was originally licensed and constructed in 1978. Hobson is designed to process uranium-loaded resins from satellite facilities such as the Palangana Mine, to the final U3O8 product. The Company also plans to utilize Hobson as a central processing site for its other projects, including Goliad and Salvo.

During the fiscal 2011 second quarter, the Company commenced depreciating Hobson as it began processing resins from the Palangana Mine. At the acquisition date, the estimated fair value of Hobson was $6,529,928, which includes an asset retirement obligation ("ARO") asset totaling $329,928. The depreciation method used for both Hobson and the ARO asset is straight-line over a ten-year period. At April 30, 2011, the total capitalized cost of Hobson is $6,529,928, less accumulated depreciation and depletion of $70,799 for a net book value of $6,459,129.

NOTE 7:     RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. Reclamation deposits consist of the following:

NOTE 8:     LOAN RECEIVABLE

On April 11, 2011, the Company provided a secured loan in the amount of $300,000 to Concentric Energy Corp. ("Concentric") of which $200,000 was utilized to repay a loan owed to Global Uranium Corp. ("Global"), and the remainder for general corporate towards the completion of the Company's acquisition of Concentric. The interest rate of this secured loan is based on an industry-standard interest bearing, senior, secured loan agreement between Concentric and the Company and, without limitation, providing that all principal amounts and accrued interest to be immediately due and payable upon the termination of the acquisition for any reason.

Refer to Note 14

NOTE 9:     DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2011 and 2010, the Company had transactions with certain officers and directors of the Company as follows:

(a)     incurred $64,525 and $144,650 respectively (2010: $32,171 and $102,167 respectively), in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

(b)     incurred $Nil and $179,904 respectively (2010: $Nil and $777,000 respectively), in finder's fees related to private placements paid to a company controlled by a current director.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm's length consideration payable for similar services or transfers and are non-interest bearing. The outstanding balance at April 30, 2011 is $317 (July 31, 2010: $77,141).

NOTE 10:     ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine, and Mt. Lucas and Tex-1 projects from the STMV Acquisition.

.

NOTE 11:     CAPITAL STOCK

Capital Stock

The Company's capital stock at April 30, 2011 was 750,000,000 authorized common shares with a par value of $0.001 per share.

2011 Share Transactions

(1)     18,750 options were exercised on a forfeiture basis resulting in 7,386 net shares issued.

(2)     Included in the amounts are shares issued pursuant to a reclamation settlement agreement associated with Mt. Lucas (15,000 shares @ $3.60 per share) and shares issued as a performance bonus (10,000 shares @ $2.60 per share).

(3)     On October 26, 2010, the Company completed a private placement where a total of 8,111,313 units were issued at a subscription price of $3.40 for gross proceeds of $27,578,464 (net proceeds of $25,654,398; $1,924,066 of issuance costs recorded as a deduction of equity). Each Unit is comprised of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant has an expiry period of one year and entitles the holder to purchase an additional common share of the Company at an exercise price of $3.95 per share. The Company agreed to use reasonable commercial efforts to file the Registration Statement with the SEC within 21 calendar days of the closing date, and to use reasonable commercial efforts to cause the Registration Statement to be declared effective by the SEC within two months from the final closing date. On December 9, 2010, the SEC declared the Registration Statement to be effective.

(4)     88,125 options were exercised on a forfeiture basis resulting in 38,051 net shares issued.

(5)     130,500 options were exercised on a forfeiture basis resulting in 70,081 net shares issued.

Share Purchase Warrants

A summary of the Company's common share purchase warrants at April 30, 2011 and changes during the period is presented below:

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

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the 500,000 compensation warrants previously issued to consultants at April 30, 2011 was estimated at $1,740,000.

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

A summary of the Company's stock option grants for the nine months ended April 30, 2011 is presented below:

A continuity schedule of the Company's stock options at April 30, 2011is presented below on a quarterly basis:

The AIV under the provisions of ASC 718 of all outstanding options as at April 30, 2011 was estimated at $14,967,246. The AIV of options exercised during the three months ended April 30, 2011 was estimated at $1,071,840.

A summary of options outstanding and exercisable at April 30, 2011:

Stock Based Compensation

A summary of stock based compensation expense for the three and nine months ended April 30, 2011:

NOTE 12:     COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $19,350. All agreements are on a month-to-month basis with the exception of the Corpus Christi office lease which expires in August 2012.

The aggregate minimum payments over the next five years are as follows:

The Company is committed to pay its key executives a total of $709,495 per year for management services.

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the STMV Acquisition for an unspecified amount. The Company believes it has complied with all of the terms related to the SMTV Acquisition and intends on disputing any and all claims under this lawsuit. Any amount that may potentially be assessed as owing to the claimant is expected to be immaterial. During the third quarter of 2011, various correspondence was exchanged between the Company and the claimant, including the provision by the Company of relevant documentation.

NOTE 13:     SUPPLEMENTAL CASH FLOW INFORMATION

No income tax or interest has been paid to date.

NOTE 14:     SUBSEQUENT EVENTS

At June 6, 2011, the Company had the following material subsequent events to report:

On May 6, 2011, the Company and Concentric Energy Corp. ("Concentric") announced a stock-for-stock merger (the "Merger") to be effected under the laws of Nevada pursuant to the execution of a definitive Merger Agreement & Plan of Merger.  Upon completion of the Merger, it is anticipated that approximately 1,253,440 shares of the Company's common shares will be issued to the former Concentric stockholders to acquire Concentric and its undivided 100% interest in the Anderson Property, a 5,785-acre mineral claim block located in Yavapai County, Arizona.

It is a condition precedent to the completion of the Merger that the Company is able to achieve a contemporaneous closing of the full assignment to the Company of Global Uranium Corp.'s ("Global") rights (the "Rights") under the terms and conditions of an underlying Option and Joint Venture Agreement dated April 13, 2010 between Global and Concentric, with respect to the Anderson Property.  As a consequence, the Company also entered into an Acquisition Agreement with Global to acquire such Rights in consideration of the Company's delivery to Global of (i) an initial payment of $150,000, (ii) a further $200,000 payment thereby releasing and assigning to the Company any security previously granted by Concentric to Global and (iii) 350,000 restricted shares of the Company's common stock and a final payment of $150,000 upon closing of the Merger.

The Merger is subject to various other conditions, including: the approval of the stockholders of Concentric; completion within 30 days by each party, to its satisfaction, of due diligence investigation of the other party's business and affairs to determine the feasibility, economic or otherwise, of the Merger; the number of holders of Concentric common stock exercising dissent rights available to them under Nevada law shall not exceed 5% of the total issued and outstanding shares of Concentric common stock; and other customary conditions.

On May 24, 2011, the Company announced the completion of a Share Exchange Agreement (the "Agreement") with a Nevada company (the "Vendor") whereby the Company acquired a Paraguayan company which holds a 100% legal and beneficial interest in two unencumbered prospecting permits covering 247,000 acres located in the area of Coronel Oviedo, Paraguay, subject to a 1.5% gross overriding royalty.

The Company issued 225,000 restricted common shares as total consideration under the terms of the Agreement.  A 1.5% gross overriding royalty is payable to the Vendor on the gross proceeds received by the Company in connection with any uranium produced and sold.  The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the aggregate royalty interest for $500,000.  Further, the Company has a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) royalty interest.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended April 30, 2011 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2010. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three and nine months ended April 30, 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended April 30, 2011 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2010.

Corporate Organization

The Company was incorporated in the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." On January 24, 2005, we completed a reverse stock split of our shares of common stock on the basis of one share for each two outstanding shares and changed the Company's name to "Uranium Energy Corp." Effective February 28, 2006, we completed a forward split of our shares of common stock on the basis of 1.5 shares for each outstanding share to increase liquidity for our shares of common stock. Effective February 28, 2006, we amended our Articles of Incorporation with the Nevada Secretary of State increasing our authorized capital stock from 75,000,000 shares of common stock with a par value of $0.001 each to 750,000,000 shares of common stock with a par value of $0.001 each. In June 2007, we changed our fiscal year end from December 31 to July 31.

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

Our principal offices are located at 500 North Shoreline, Suite 800N, Corpus Christi, Texas, 78401 and 1111 West Hastings Street, Suite 320, Vancouver, BC, V6E 2J3, and our web site address is www.uraniumenergy.com.

General

We are a U.S.-based company engaged in uranium production, development and exploration activities. Our wholly-owned

Hobson Processing Facility forms the basis for our regional operating strategy in the South Texas Uranium Belt, which is a primary focus for the Company. By utilizing Hobson as a central processing site, it allows us to process uranium-loaded resins not only from the Palangana Mine but from other satellite mining operations within the South Texas Uranium Belt as they enter production.

At April 30, 2011, we had mineral rights covering 51,031 gross acres located in the States of Arizona, Colorado, New Mexico, Texas, Utah, and Wyoming. We acquired these mineral rights for the purposes of uranium production, development and exploration through staking and lease agreements, subject to varying royalty interests which may be indexed to uranium prices. Many of these mineral rights have been the subject of historical exploration by other mining companies, or developed from internal geologic studies by our geology team including the use of our exploration database to identify targets. We believe that our exploration projects are prospective for uranium based on either prior exploration work conducted by other companies, or management information and work products derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information. The Company has not established proven or probable reserves on any of its projects.

We may acquire additional mineral rights as opportunities arise. The acreage and location of our mineral projects by state are summarized as follows:

(*)     Certain of our interests in our mineral properties in Colorado, New Mexico and Texas are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

Hobson Processing Facility

The Hobson Processing Facility is located in Karnes County, Texas approximately 100 miles northwest of Corpus Christi. Hobson was originally licensed and constructed in 1978 and is a fully-licensed and operating uranium processing facility designed to process uranium-loaded resins from satellite mining operations to produce the final U3O8 product, commonly known as yellowcake. It is centrally located to our existing projects in the South Texas Uranium Belt including our three principal projects: the Palangana Mine which started production in November 2010, the Goliad Project which is in the final stages of the mine permitting process and the Salvo Project which is actively being explored.

Mineral Rights

We participate in our projects located in the States of Arizona, Colorado, New Mexico, Texas, Utah and Wyoming by way of mining claims and mineral leases. Certain properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). Claim blocks acquired in this manner exist in Arizona, Colorado, New Mexico and Wyoming. We have complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim, bringing the land back to its original state prior to the commencement of exploration. These costs are determined by the BLM and bonded accordingly.

In the States of Arizona, Colorado, New Mexico, Texas and Utah, we also participate in our projects by way of property leases directly from the owners of the land/mineral rights. These leases give us similar access and privileges as described above, however with some important differences. Although, in most cases we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydrocarbons, such as petroleum, retained by the lessor. The lease terms are for five to eight years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium at the time of production. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties. All royalties are based on the gross sales revenue less certain charges and fees.

In accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects, ("NI 43-101") of the Canadian Securities Administrators ("CSA"), the Technical Reports available for the Company's projects contain certain disclosures relating to measured, indicated and inferred mineral resource estimates. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this quarterly report or otherwise in the United States.

Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in any news release or Technical Report will ever be upgraded to a higher category. In accordance with NI 43-101, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured, indicated or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Palangana Mine

The Palangana Mine is located in Duval County, Texas approximately 65 miles west of Corpus Christi and 100 miles south of the Hobson Processing Facility. It is comprised of 19 leases covering 8,792 acres within the South Texas Uranium Belt.

Palangana is a prior-producing mine with over 4,000 historic holes drilled by previous operators including Union Carbide Corporation ("UCC"), Chevron and Uranium One. UCC produced uranium at Palangana in the mid to late 1970's using ISR methods. The geology at Palangana is characterized by the occurrence of a Gulf Coast piercement salt dome. This dome is approximately two miles in diameter and is overlain by Pliocene sediments of the Goliad Formation. Previous operators focused their historic exploration and resource development on mineralization overlying and surrounding the faulted dome margins. Current resource estimates are primarily located east of the faulted dome margins, in paleochannels within the Goliad Formation. In 2010, the Company completed a 215-hole delineation drilling program to further define and expand these resource estimates.

The initial three-phase startup of Production Area-1 at the Palangana Mine remains on schedule. In November 2010, Phase I was completed with 15 production wells producing and shipments of uranium-loaded resins were delivered to the Hobson Processing Facility. In April 2011, Phase II commenced production with a total of 45 production wells drilled, of which half were producing at April 30, 2011, and increasing the frequency of shipments to the Hobson Processing Facility.

A NI 43-101 compliant Technical Report dated February 19, 2010 for Palangana was completed by SRK Consulting (U.S.), Inc. and filed by the Company on the CSA's public disclosure website at www.sedar.com.

Goliad Project Development

The Goliad Project is located in Goliad County, Texas approximately 95 miles north of Corpus Christi and 55 miles east of the Hobson Processing Facility. It is comprised of 33 leases covering 2,650 acres within the South Texas Uranium Belt. The Company anticipates that any mineral resource identified at Goliad will be extracted using ISR methods and processed at the Hobson Processing Facility.

In December 2010, the Texas Commission on Environmental Quality ("TCEQ") approved the mine permit and the production area authorization for Production Area 1 and granted the request for the designation of an Exempt Aquifer for the Company. As a result, Goliad only has one remaining state-level authorization pending, a Radioactive Material License which is at an advanced technical review stage with the TCEQ. All other state-level permits and authorizations have been received including a Class III Injection Well Permit (Mine Permit), two Class I Injection Well Permits (disposal well permits), a Production Area Authorization for its first production area, a Permit by Rule (air permit exemption) and a state-approved aquifer exemption, to be followed by a request from the TCEQ to the regional EPA for concurrence.

No further exploration programs are scheduled or contemplated for the Goliad Project.

A NI 43-101 compliant Technical Report dated March 7, 2008 for Goliad was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA's public disclosure website at www.sedar.com.

Salvo Project Exploration

The Salvo Project is located in Bee County, Texas approximately 60 miles northwest of Corpus Christi and 45 miles southeast of the Hobson Processing Facility. It is comprised of 21 leases covering 4,287 acres within the South Texas Uranium Belt. The Company anticipates that any mineral resource identified at Salvo will be extracted using ISR methods and processed at the Hobson Processing Facility.

A NI 43-101 compliant Technical Report dated July 16, 2010 for Salvo was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA's public disclosure website at www.sedar.com. A Phase I exploration drill program was initiated in November 2010 to verify and expand this Historic Mineral Resource Estimate and was completed in April 2011 with a total 105 holes drilled. A NI 43-101 compliant Technical Report dated March 31, 2011 for Salvo was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA's public disclosure website at www.sedar.com.

Phase II drilling is ongoing and expected to continue through the summer of 2011 to further expand the resource by drilling prospective new zones and to bring much of the current Inferred Resource Estimate into the Measured and Indicated categories. Metallurgical and other tests will also be performed to reaffirm ISR amenability at Salvo.

PLAN OF OPERATIONS

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and to continue with the exploration of the Salvo and other mineral projects. Subsequent to April 30, 2011, we announced the acquisition of two prospecting permits covering 247,000 acres located in the area of Coronel Oviedo, Paraguay (see note 14). A 10,000-metre drill program is planned for these permits expected to commence by the end of September 2011.

We are continuing to develop the Palangana Mine and regularly deliver uranium-loaded resin beads to our Hobson processing plant. The Company expects in 2011 to commence marketing and delivering of U3O8, the Company's valuable final product.

At April 30, 2011, we had $33.2 million in cash and cash equivalents and working capital of $33.2 million. We anticipate that existing cash resources will be sufficient to carry out our development and exploration programs and current plan of operations for the next twelve months. In the event we require additional financing to pursue our plan of operations for the next 12 months, there can be no assurance that such financing will be available on terms favorable to us or at all.

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

RESULTS OF OPERATIONS

General

The Company recorded a net loss for the three and nine months ended April 30, 2011 of $6,205,725 ($0.09 per share) and $21,693,016 ($0.32 per share) respectively (2010: net income of $3,181,669 ($0.05 per share) and net loss of $7,305,118 ($0.12 per share) respectively).

Revenues

Production revenues during the three and nine months ended April 30, 2011 and 2010 were $Nil. The Company commenced production at Palangana on November 17, 2010, but did not generate any uranium sales.

Expenses

The following table sets forth selected financial information relating to our Company for the periods indicated:

Operating expenses incurred during the three and nine months ended April 30, 2011 increased to $6,268,495 and $21,832,249 respectively from $5,254,795 and $15,285,355 respectively over the same period ended April 30, 2010. Significant expenditures and changes are outlined as follows:

  During the three and nine months ended April 30, 2011, consulting fees remained materially consistent at $124,676 and $318,439 respectively (2010: $123,953 and $356,049 respectively). Consultants are engaged for financial, information technology and investor relation functions.

  During the three and nine months ended April 30, 2011, depreciation, depletion and accretion increased to $252,160 and $768,329 respectively (2010: $239,007 and $543,291 respectively) due primarily to additional charges on assets relating to the STMV Acquisition including accretion of asset retirement obligations.

  During the three and nine months ended April 30, 2011, general and administrative costs changed to $1,310,544 and $3,954,303 respectively (2010: $1,365,241 and $3,355,091 respectively). The increases are due to the expansion of our operations as a result of the acquisition of the STMV Acquisition, specifically with respect to investor relations, office administration, travel and insurance.

  During the three and nine months ended April 30, 2011, impairment charges increased to $128,339 and $128,339 respectively (2010: $11,800 and $11,800 respectively) due to the abandonment of certain mineral properties and the values associated with each mineral property.

  During the three and nine months ended April 30, 2011, interest and finance charges decreased to $Nil and $Nil respectively (2010: $517,273 and $517,273 respectively). The decrease is due to no issuances of warrants as penalties pursuant to private placement agreements.

  During the three and nine months ended April 30, 2011, management fees increased to $273,959 and $1,480,698 respectively (2010: $209,184 and $1,047,245 respectively). The increases are due to additional management personnel and bonuses paid in December 2010.

  During the three and nine months ended April 30, 2011, mineral property expenditures increased to $2,923,975 and $8,460,966 respectively (2010: $1,500,934 and $2,844,122 respectively) due to development activities at the Palangana Mine and Goliad project and exploration activities at the Salvo project. These expenditures include drilling costs and consultant fees relating to technical and geological work, in addition to professional fees for ongoing permitting of the Goliad project.

  During the three and nine months ended April 30, 2011, professional fees increased to $430,429 and $955,663 respectively (2010: $194,888 and $492,204 respectively) due to an increased number of regulatory filings required and the due diligence required for the acquisition for further mineral properties.

  During the three and nine months ended April 30, 2011, stock based compensation decreased to $824,413 and $5,765,512 respectively (2010: $1,092,515 and $6,118,280 respectively). The current and prior period expense consists of the fair value of stock options granted and common stock issued to consultants, management and employees.

At April 30, 2011, the total value of inventory is $1,532,542, of which $1,234,197 represents the value of finished goods - uranium concentrates, $261,098 represents the value of work-in-progress and $37,247 represents the value of supplies. The cash component of the total value of inventory is $1,062,7671 ($855,916 in finished goods - uranium concentrates, $169,604 in work-in-progress, and $37,247 in supplies) and the non-cash component of the total value of inventory is $469,7751.

1.     Cash component and non-cash component are key indicators not defined under US GAAP and are non-GAAP measures. Cash component is calculated as the total inventory value less the non-cash component of the inventory value. The non-cash component is comprised of depreciation, depletion and stock-based compensation.

Transactions with Officers and Directors

During the three and nine months ended April 30, 2011 and 2010, the Company had transactions with certain officers and directors of the Company as follows:

(a)     incurred $64,525 and $144,650 respectively (2010: $32,171 and $102,167 respectively), in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

(b)     incurred $Nil and $179,904 respectively (2010: $Nil and $777,000 respectively), in finder's fees related to private placements paid to a company controlled by a current director.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm's length consideration payable for similar services or transfers and are non-interest bearing. The outstanding balance at April 30, 2011 is $317 (July 31, 2010: $77,141).

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At April 30, 2011, we had $33,240,258 in cash and working capital of $33,157,725. Generally, we have financed our operations through proceeds from the private placement of equity securities and the exercise of stock options and warrants. We increased net cash by $12,172,596 during the nine months ended April 30, 2011 compared to an increase of $1,604,305 net cash during the same period ended April 30, 2010.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2011 was $19,172,521 compared to $474,057 during the same period ended April 30, 2010. Significant operating expenditures during the current period included mineral property expenditures, general and administrative costs, management fees and professional fees. In addition, the Company incurred expenditures in the amounts of $870,504 for cash settlement of asset retirement obligations and $1,062,766 for production related activities.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2011 was $34,228,160 compared to $1,098,236 during the same period ended April 30, 2010. During the current period, we received net proceeds of $8,650,586 from the exercise of stock options and warrants. We also received net proceeds of $25,654,398 from the sale of our common stock pursuant to private placements.

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2011 was $2,883,043 compared to cash from investing activities of $9,514,207 in the same period ended April 30, 2010. During the current period, we deposited $1,872,623 as a reclamation deposit, purchased $282,294 of equipment, acquired mineral leases totaling $457,861 and loaned $300,000 to facilitate an acquisition.

Stock Options and Warrants

At April 30, 2011, we had 8,276,000 stock options and 6,999,615 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.73 per share and the outstanding warrants have a weighted average exercise price of $3.39 per share. Accordingly, at April 30, 2011, the outstanding options and warrants represented a total of 15,275,615 shares issuable for proceeds of approximately $38,046,175 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The Company has not realized any significant revenues since commencement of business upon inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the upcoming year, future capital expenditures may be substantial. The continuation of the Company as a going concern for a period longer than the upcoming year will be dependent upon the Company's ability to obtain financing and generate profits from revenues. Historically, the Company's primary source of financing has been in the form of equity financing from the sale of common shares. The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the Company's ability to achieve profitable operations. At April 30, 2011, the Company had working capital of $33.2 million and an accumulated deficit of $90.2 million.

Material Commitments

We are committed to pay our key executives a total of $709,495 per year for management services.

The Company is currently leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada, for monthly payments totaling $19,350. All agreements are on a month-to-month basis with the exception of the Corpus Christi office lease which expires in August 2012.

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

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that will result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing activities include labor, chemicals and directly attributable production expenditures. Inventories are carried at the lower of cost or net realizable value.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the STMV Acquisition for an unspecified amount. The Company believes it has complied with all of the terms related to the SMTV Acquisition and intends on disputing any and all claims under this lawsuit. Any amount that may potentially be assessed as owing to the claimant is expected to be immaterial. During the third quarter of 2011, various correspondence was exchanged between the Company and the claimant, including the provision by the Company of relevant documentation.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling $90,176,717 from May 16, 2003 (inception) to April 30, 2011. We incurred net losses totaling $14,478,669 in the year ended July 31, 2010, $13,503,576 in the year ended July 31, 2009 and $19,236,124 in the year ended July 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; (iii) development and mining expenditures exceed anticipated costs; or (iv) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of April 30, 2011, we had 72,293,948 shares of common stock issued and outstanding, stock options outstanding to purchase 8,276,000 shares and share purchase warrants outstanding to purchase 6,999,615 shares.

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

Effective June 14, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective July 21, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective October 7, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective January 15, 2011, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

Effective January 1, 2010, the Company entered into a consulting agreement. In accordance with the terms of the agreement, the Company has issued shares of the Company's restricted stock as follows:

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

URANIUM ENERGY CORP.
/s/ "Amir Adnani" Amir Adnani President, Chief Executive Officer and Principal Executive Officer Date: June 6, 2011
/s/ "Mark Katsumata" Mark Katsumata Secretary, Treasurer and Chief Financial Officer Date: June 6, 2011