Form 10-K
period 2011-07-31
URANIUM ENERGY CORP
filed 2011-10-13
CIK 1334933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended July 31, 2011

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

1111 West Hastings Street, Suite 320, Vancouver, British Columbia V6E 2J3
(Address of Principal Executive Offices)

(604) 682-9775
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, Par Value $0.001 per share	Name of each exchange on which registered: NYSE Amex Equities Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [X] Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2011 was approximately $345,747,915 based upon the price at which the registrant's shares of common stock were last sold as of that date.

The registrant had 75,255,013 shares of common stock outstanding as of October 11, 2011.

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

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Uranium Energy" and the "Company" mean Uranium Energy Corp. including its subsidiaries; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

TABLE OF CONTENTS

__________

PART I

ITEM 1.            BUSINESS

Corporate Organization

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004, we changed our business operations and focus from precious metals exploration to uranium exploration in the United States. On January 24, 2005, we completed a reverse stock split of our common stock on the basis of one share for each two outstanding shares and amended our Articles of Incorporation to change our name to "Uranium Energy Corp.". Effective February 28, 2006, we completed a forward stock split of our common stock on the basis of 1.5 shares for each outstanding share and amended our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock with a $0.001 par value per share to 750,000,000 shares of common stock with a $0.001 par value per share. In June 2007, we changed our fiscal year end from December 31 to July 31.

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. Effective December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. ("STMV Acquisition"). On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. Effective May 24, 2011, we acquired a 100% in interest in Piedra Rica Mining S.A., a Paraguayan company.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas 78401 and 1111 West Hastings Street, Suite 320, Vancouver, British Columbia V6E 2J3.

General Business

We are engaged in uranium exploration and development programs and mining operations, on properties located in the United States and, most recently, Paraguay. Our fully-licensed and 100% owned Hobson Processing Facility ("Hobson") forms the basis for our regional operating strategy in the South Texas Uranium Belt utilizing in-situ recovery mining. As a central processing site, Hobson processes uranium-loaded resins from our Palangana Mine ("Palangana"), which began production in November 2010, and additionally from other satellite mining operations within the South Texas Uranium Belt as they enter production. During Fiscal 2011, U3O8 produced from Palangana, including work-in-progress, totaled 153,000 pounds. Both Hobson and Palangana were acquired through the STMV Acquisition in December 2009.

At July 31, 2011, we had mineral properties covering 41,225 acres located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and 247,000 acres located in the area of Coronel Oviedo, Paraguay. We acquired these mineral rights for the purposes of uranium exploration, development and production activities through staking and lease agreements, subject to varying royalty interests which may be indexed to uranium prices. Many of these mineral properties have been the subject of historical exploration by other mining companies. Specific exploration targets may be identified internally by our geological team by utilizing this prior exploration work combined with our extensive exploration database.

Background of the Uranium Industry

The United States is the largest consumer of uranium in the world and consumed approximately 55 million pounds of uranium in 2010.  Production of uranium in the United States in 2010 was approximately three and one half million pounds.  Nuclear power supplied approximately 20% of the electricity consumed in the United States in 2010.

The price for uranium is generally determined by near term supply and demand, but it is certainly also affected by perception of supply/demand imbalances in the future.  We believe that there is potential for further increases in the price for uranium based upon an expected imbalance of supply and demand going forward, particularly considering the expiration of the US/Russian HEU agreement which expires in 2013. This agreement currently supplies approximately 24 million pounds to the US nuclear fuel market which equates to nearly 45% of US demand.

Between 1960 and 1985 a significant amount of exploration work was conducted in the United States for uranium.  A large number of these exploration projects were not developed; however, these projects accumulated a significant amount of exploration data.

According to a survey by the U.S. Department of Energy, in 1979 there were over 20,000 people employed in the uranium mining industry, compared to just over 1073 people in 2010.  We believe that there is a shortage of human resources in the uranium mining industry currently which acts as a barrier in respect of the exploration for uranium.  We employ a team of highly experienced uranium mining professionals, comprised primarily of geologists, engineers, technicians, field personnel, administrative and support staff, which we believe is a competitive advantage for our Company.  These persons are involved in the review of the historical exploration data we have acquired in order to determine projects that warrant pursuing, as well as the exploration of our properties.

In-Situ Recovery Mining

We plan to utilize in-situ recovery ("ISR") mining for uranium whenever such alternative is available to conventional mining.  When compared to conventional mining, ISR mining requires lower capital expenditures and has less of an impact on the environment, as well as a shorter lead time to production.  ISR mining of uranium involves pumping oxidized water through an underground uranium deposit, dissolving it and then pumping it to surface for further processing.  Monitor wells are placed around the perimeter of the deposit to assure none of the uranium-rich waters leak away from the production zone.

Acquisition of STMV

On December 18, 2009, we completed the STMV Acquisition which included key assets such as the Hobson Processing Facility, the Palangana Mine and decades-worth of uranium exploration and mining databases covering the South Texas region.

Hobson Processing Facility

Hobson is located about 100 miles northwest of Corpus Christi in Karnes County, Texas.  Hobson was originally licensed and constructed in 1978, and was subsequently completely refurbished in Q3 2008.

Hobson is designed to process uranium-loaded resins from satellite facilities to the final U3O8 product commonly referred to as yellowcake.  Our strategy is to have ISR production from the Palangana Mine, Goliad, Salvo and Nichols Projects processed at Hobson as a central processing site, rather than constructing a new processing plant for each project. The Goliad, Salvo and Nichols Projects are located 55 miles east, 45 miles southeast and 5 miles southwest of Hobson, respectively.

Palangana Mine

Palangana is a prior-producing ISR mine located in the South Texas uranium belt.  The 8,075 acre property is located approximately 100 miles south of the Hobson facility.  Over 4,000 historic exploration, development and production holes were drilled at Palangana by Union Carbide Corp ("UCC"), Chevron and Everest Exploration, Inc.  UCC produced uranium at the project in the mid to late 1970's with ISR technology.  Harry Anthony, the Company's Chief Operating Officer, was a member of UCC's ISR mining team and oversaw the development and production of this project.

In November 2010, Palangana commenced production of uranium using ISR mining. In January 2011, Hobson began processing resins received from Palangana. At July 31, 2011, Palangana produced a total of 153,000 pounds of U3O8 including work-in-progress.

Long-Term Delivery Contract

In June 2011, the Company entered into a multi-year uranium sales contract requiring the delivery of a total 300,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery.

Goliad Project Development

The Goliad Project is located in Goliad County, Texas approximately 95 miles north of Corpus Christi and 55 miles east of Hobson. It is comprised of 23 leases covering 2,342 acres within the South Texas Uranium Belt. The Company anticipates that any uranium identified at Goliad will be extracted using ISR mining and processed at Hobson.

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

A Technical Report dated March 7, 2008 for Goliad, prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators ("NI 43-101"), was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA's public disclosure website at www.sedar.com.

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

Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Salvo Project Exploration

The Salvo Project is located in Bee County, Texas approximately 60 miles northwest of Corpus Christi and 45 miles southeast of Hobson. It is comprised of 44 leases covering 4,965 acres within the South Texas Uranium Belt. The Company anticipates that any uranium identified at Salvo will be extracted using ISR mining and processed at Hobson.

A Technical Report dated July 16, 2010 for Salvo, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA's public disclosure website at www.sedar.com.

A Phase I exploration drill program was initiated in November 2010 was completed in April 2011 with a total 105 holes drilled. A further Technical Report dated March 31, 2011 for Salvo, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA's public disclosure website at www.sedar.com.

The March 2011 Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Salvo Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States.

Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Phase II drilling is ongoing, including drilling prospective new zones. Metallurgical and other tests will also be performed to reaffirm ISR amenability at Salvo.

Paraguay

On May 24, 2011, the Company completed the acquisition of a Paraguayan company which holds a 100% legal and beneficial interest in two unencumbered prospecting permits covering 247,000 acres located in the area of Coronel Oviedo, Paraguay, subject to a 1.5% gross overriding royalty. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%). The Company plans to complete a 10,000-metre drill program in Fiscal 2012.

Mineral Rights

We participate in our projects located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming by way of mining claims and mineral leases. Certain properties were staked and claimed by us and registered with the United States Bureau of Land Management ("BLM"). Claim blocks acquired in this manner exist in Arizona, Colorado, New Mexico and Wyoming. We have complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties. Annual maintenance fees are required to be paid to the BLM. We are also required to remediate the land upon release of the claim, bringing the land back to its original state prior to the commencement of exploration. These costs are determined by the BLM and bonded accordingly.

In the States of Arizona, Colorado, New Mexico and Texas, we also participate in our projects by way of property leases directly from the owners of the land/mineral rights. These leases give us similar access and privileges as described above, however with some important differences. Although, in most cases we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydrocarbons, such as petroleum, retained by the lessor. The lease terms are for five to eight years, and include five-year renewal periods. After the expiration of the second five-year term, the leases will be either held by production or the leases will be terminated. These leases are subject to varying royalty interests, some of which are indexed to the sale price of uranium at the time of production. Royalty payments must be made to the lessor in the event that we extract uranium ore from the properties. All royalties are based on the gross sales revenue less certain charges and fees.

We participate in our project located in Paraguay by way of mineral concessions. Annual maintenance fees are required to be paid to the Paraguayan Government. We are also required to remediate the land upon release of the claim, bringing the land back to its original state prior to the commencement of exploration or exploitation.

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

Comprehensive Environmental Response, Compensation and Liability Act

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

Employees

Amir Adnani is our President and Chief Executive Officer, Harry Anthony is our Chief Operating Officer and Mark Katsumata is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. As of July 31, 2011, we had 84 persons employed on a full-time basis and seven individuals on a full-time contract basis providing ongoing services to the Company.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information are filed with or furnished to the Securities and Exchange Commission (the "Commission" or "SEC") and available for review at the SEC's website at http://www.sec.gov. Printed copies of the foregoing materials are available free of charge upon written request by email at info@uraniumenergy.com. Additional information about us can be found at our website at www.uraniumenergy.com, however, such information is neither incorporated by reference nor included as part of this or any other report or information filed with or furnished to the SEC.

ITEM 1A.          RISK FACTORS

In addition to the information contained in this Form 10-K Annual Report, the following list of material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating our Company, our business and the market value of our common stock. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the market price of our common stock. Refer to "Forward-Looking Statements".

There is no assurance that we will be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause, or that these potential risks and uncertainties are a complete list of the risks and uncertainties facing us. Furthermore, there may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and net losses to date. Furthermore, the success of the Company will depend ultimately on our ability to achieve and maintain profitability from our mining operations.

As more fully described under Corporate Organization of ITEM 1. BUSINESS, Uranium Energy Corp. was incorporated on May 16, 2003 as a precious metals explorer and subsequently changed our business operations to focus on uranium properties in the United States. Since then and as more fully described under General Business of ITEM 1. BUSINESS, we have been engaged in uranium exploration and development programs and mining operations on properties located in the United States and, most recently, Paraguay. We commenced uranium production for the first time at our Palangana Mine in November 2010. At July 31, 2011, we held uranium concentrates in inventory but did not generate revenue from sales during Fiscal 2011. We also hold certain mineral property interests in various stages of exploration and development in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the area of Coronel Oviedo, Paraguay. The Company has not established proven or probable reserves on any of its mineral properties.

The Company has a history of significant negative cash flow and net losses since its inception to July 31, 2011 totaling $95.7 million. For Fiscal 2011, 2010 and 2009, we incurred net losses of $27.4 million, $14.5 million and $13.5 million, respectively. Although we expect to generate revenue from sales of uranium concentrates in Fiscal 2012, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

As a result of our limited financial and operating history, including significant negative cash flow and net losses to date, it may be difficult to evaluate the future performance of the Company. Furthermore, the long-term success of the Company's business including its ability to acquire additional uranium projects and continue with its exploration, development and production activities on existing uranium projects will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from operations.

The uranium industry is capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and development programs and mining operations on our existing uranium projects.

The uranium industry is capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and development programs and mining operations on our existing uranium projects. Without such additional financing, we will be required to curtail or abandon any one or all of these activities.

Historically, we have relied on equity financing as our primary source of financing. Our ongoing reliance on equity financing and its availability whenever such additional financing is required will be dependent on many factors, including but not limited to general market conditions and the market value of our common stock. We may also be required to seek other forms of financing such as joint ventures, debt financing or other arrangements. We also filed a Form S-3 "Shelf" Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Uranium exploration and development programs and mining operations are inherently subject to many significant risks and uncertainties and actual results may differ significantly from estimated amounts.

Uranium exploration and development programs and mining operations are inherently subject to many significant risks and uncertainties.

Uranium exploration is frequently non-productive, in which case the uranium project may be abandoned and written-off. Furthermore, we will not be able to recover the funds that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium on our mineral projects and develop these into profitable mining operations. There is no assurance that we will be successful in establishing ore bodies that contain commercially recoverable uranium.

Whether an ore body contains commercially recoverable uranium depends on many factors including, without limitation: (i) the particular attributes of the deposit such as size, grade and proximity to infrastructure; (ii) the market price of uranium, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation. We have neither established nor have plans on establishing proven and probable reserves through the completion of feasibility studies in accordance with SEC Industry Guide 7 on our mineral projects on which we are currently utilizing or planning on utilizing in-situ recovery mining.

Our long-term success will depend on our ability to establish ore bodies that contain commercially recoverable uranium and to develop these into profitable mining operations. Mining operations have many risks and uncertainties including, but not limited to: (i) significantly higher than expected capital costs to construct the mine; (ii) significantly higher than expected actual production costs; and (iii) mine production being below expectations. There is no assurance that any ore body that we may develop into a mine will become profitable.

Uranium exploration and development programs and mining operations are subject to many risks beyond our control including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties; personal injury; environmental damage; delays in mining; increased production costs; monetary losses; and legal claims.

If we become subject to liability, we may not be able or may elect not to insure against such risk due to high insurance premiums or other reasons. Where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. However, we cannot provide any assurance that such insurance will continue to be available at reasonable premiums or that such insurance will be adequate to cover any resulting liability.

The uranium industry is subject to numerous stringent laws, regulations and standards, including environment protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

Uranium exploration and development programs and mining operations are subject to numerous stringent laws, regulations and standards at the federal, state, and local levels governing permitting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other applicable jurisdiction, may change or be applied or interpreted in a manner which may also have a material adverse effect on our operations. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or special interest group, may also have a material adverse effect on our operations.

Uranium exploration and development programs and mining operations are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations, which include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium mining operations are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

Our compliance costs including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards have been significant to date, and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

To the best of our knowledge, our operations are in compliance, in all material respects, with all applicable laws, regulations and standards. If we become subject to liability for any violations, we may not be able or may elect not to insure against such risk due to high insurance premiums or other reasons. Where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. However, we cannot provide any assurance that such insurance will continue to be available at reasonable premiums or that such insurance will be adequate to cover any resulting liability.

Major nuclear incidents may have adverse effects on the nuclear and uranium industries.

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company's operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power a source of electricity generation.

The marketability of uranium concentrates will be affected by numerous factors beyond our control which may result in our inability to receive an adequate return on our invested capital.

The marketability of uranium concentrates produced by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, fluctuations in the market price of uranium, governmental regulations, land tenure and use, regulations concerning the importing and exporting of uranium and environmental protection regulations. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to receive an adequate return on our invested capital.

The uranium industry is highly competitive and we may not be successful in acquiring additional projects.

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. Due to their greater financial and technical resources, we may not be able to acquire additional uranium projects in a competitive bidding process involving such companies. Additionally, these larger companies have greater resources to continue with their operations during periods of depressed market conditions.

We hold mineral rights in foreign jurisdictions which could be subject to additional risks due to political, taxation, economic and cultural factors.

During Fiscal 2011, we acquired certain mineral rights located in Paraguay through the acquisition of a 100% interest in Piedra Rica Mining S.A., a company incorporated in Paraguay. Operations in foreign jurisdictions outside of the U.S. and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel.

Our success is dependent on the efforts, abilities and continued service of certain senior officers and key employees and consultants, especially Amir Adnani, President and Chief Executive Officer, and Harry Anthony, Chief Operating Officer. A number of our key employees and consultants have significant experience in the uranium industry. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire a suitable replacement.

Certain directors and officers may be subject to conflicts of interest.

The majority of our directors and officers are involved in other business ventures including similar capacities with other private or publicly-traded companies. Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time. Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us. Our Code of Business Conduct for Directors, Officers and Employees provides for guidance on conflicts of interest.

Nevada law and our Articles of Incorporation may protect our directors and officers from certain types of lawsuits.

Nevada law provides that our directors and officers will not be liable to the Company or its stockholders for monetary damages for all but certain types of conduct as directors and officers. Our Bylaws provide for broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, and may have the effect of preventing stockholders from recovering damages against our directors and officers caused by their negligence, poor judgment or other circumstances.

A majority of our directors and officers are residents outside of the U.S., and it may be difficult for stockholders to enforce within the U.S. any judgments obtained against us or any of our directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons' assets are located outside of the U.S. As a result, it may be difficult for investors to effect service of process on our directors and officers, or enforce within the U.S. any judgments obtained against us or our directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Consequently, stockholders may be effectively prevented from pursuing remedies against us or our directors and officers under U.S. federal securities laws. In addition, stockholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under U.S. federal securities laws. The foregoing risks also apply to those experts identified in this document that are not residents of the U.S.

Disclosure controls and procedures and internal control over financial reporting, no matter how well designed and operated, are designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness.

Management's evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure. Management's report on internal control over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness.

Risks Related to the Company's Common Stock

Historically, the market price of our common stock has been and may continue to fluctuate significantly.

On September 28, 2007, our common stock commenced trading on the NYSE Amex Equities Exchange (formerly known as the American Stock Exchange) and prior to that, traded on the OTC Bulletin Board. The global stock markets have experienced significant and increased volatility, especially over the last few years. Although this volatility is often unrelated to specific company performance, it can have an adverse effect on the market price of our common stock. Historically, the market price of our common stock has fluctuated significantly, and may continue to do so in the future.

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events, including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, development or production activities, including abandonment of key uranium projects; (v) sales of a large number of our common stock held by certain stockholders including institutions and insiders; (vi) downward revisions to estimates on us by securities analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; or (ix) introduction of technological innovations by competitors or in competing technologies.

A prolonged decline in the market price of our common stock could affect our ability to obtain additional financing which would adversely affect our operations.

During the recent past, the global markets have been impacted by the effects of mass sub-prime mortgage defaults and liquidity problems of the asset-backed commercial paper market, which have resulted in a number of large financial institutions requiring government bailouts or filing for bankruptcy. The effects of these past events and any similar events in the future may continue to or further affect the global markets, which may directly affect the market price of our common stock and our accessibility for additional financing.

Historically, we have relied on equity financing as our primary source of financing. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing stockholders and reduce the market value of their investment.

Issuances of our common stock for additional financing, mergers and acquisitions and for other reasons may result in significant dilution to our existing stockholders, including a reduction in the proportionate ownership and voting power and a decrease in the market price of our common stock. We also filed a Form S-3 "Shelf" Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million.

Our common stock is currently classified as a "penny stock" under SEC rules which may limit the market for our common stock.

Under SEC rules, a "penny stock" generally refers to securities of companies that trade below $5.00 per share. Historically, the trading price of our common stock has fluctuated significantly and has traded above and below $5.00 per share. At July 31, 2011, the trading price of our common stock closed at $3.36 per share and was therefore classified as a penny stock. SEC Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit our market liquidity, which in turn affects the ability of our stockholders to resell their shares at prices at or above their cost.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Our Principal Mineral Properties

The Palangana Mine, in Duval County, Texas and the Goliad Project in Goliad County, Texas, are our principal mineral properties.

None of our other properties are currently considered material properties; however, we may plan to conduct further exploration to determine if economic deposits of mineralization exist on these properties.

The following provides information relating to our principal mineral properties:

Palangana Mine, Duval County, Texas

Property Description and Location

Palangana is situated in Duval County, Texas and is located approximately 25 miles west of the town of Alice, 6 miles north of the town of Benavides, 15 miles southeast of the town of Freer and 12 miles southwest of the town of San Diego (Figure 1). Benavides, Freer, and San Diego are small rural agricultural towns with populations of 1,600, 3,000 and 5,000, respectively. Alice has a population of approximately 20,000 and is the county seat of the adjoining Jim Wells County.

N
44
Freer
44
San Diego
Alice
59
359
16
Benavides
281
359
339
Hebbronville
0
5
10
20
Miles

Legend

- Duval County Line
- Lease/Permit Areas
- Not Under Lease

La Palangana Project

Duval County, Texas

Drawn by: JS
Checked by: EL
ID: F-7
Revision: 2
Date: 1-25-10

Figure 1

Mineral Titles

There are fourteen current leases covering the area of interest of Palangana. The PAA-1 deposit is on the DeHoyos leases while the PAA-2 deposit, the Dome trend and the CC Brine trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,000 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth lease which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

Current lease ownership is in STMV, which is wholly owned by UEC. The PAA-1 deposit is on the DeHoyos leases while the PAA-2 deposit is on the Palangana Ranch Management, LLC lease.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

Elevations of the Palangana Mine deposits from the surface range from about 410 feet to 500 feet above sea level.

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

Physiography

The dome area to the west of the PAA-1 and PAA-2 deposits is a concentric collapsed area with the surrounding landscape being hilly and elevated. Surface water generally drains away from the dome area although no prominent creeks or rivers are evident.

Access to Property

The Palangana ISR Mine, of which PAA-1 and PAA-2 are a part, occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi is about 65 miles to the east of Palangana. It can be accessed off Texas Highway 44 toward Freer. Halfway between San Diego and Freer is a turn-off to the south called Ranch Road 3196 that runs right through the property about 8 miles from the turn. The road continues southward about 6 miles to the town of Benavides. Access is excellent, with major two lane roads connecting the three surrounding towns and dirt secondary roads connecting Palangana to these. Corpus Christi, 65 miles east, is the largest nearby metropolitan district.

Surface Rights

The uranium leaseholders under most of the current leases have conveyed the surface rights under certain conditions of remuneration. These conditions essentially require payments for surface area taken out of usage.

Local Resources and Infrastructure

As of the date of this report, all the infrastructure is in place including roads and power maintenance faculties. The well control facilities and wellfields for PAA-1 are complete as well which includes over forty injection and production wells. Construction of Palangana's ion-exchange satellite facility and disposal is also complete. In November 2010, the Palangana Mine commenced production and at July 31, 2011, produced 153,000 pounds, including work in process inventory.

Power Supply

Power for operating the wellfields already exists on the property.

Buildings and Ancillary Facilities

All buildings associated with wellfield production exist on site.

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

UCC placed the property leases up for sale in 1980. In 1981, Chevron Corporation (Chevron) acquired the UCC leases and conducted their own resource evaluation. After the price of uranium dropped to under US $10/lb, General Atomics acquired the property and dismantled the processing plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990's. In 2005, Everest Exploration Inc. ("EEI") acquired the Palangana property and later joint ventured with Energy Metals Corp. through the formation of STMV. An independent consultant, Blackstone (2005) estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior UCC leach field . In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PAA-1 and PAA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009 the remainder of the holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009 we acquired 100% ownership of STMV.

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

Miocene

The Goliad Formation, host for the Palangana and other uranium deposits, unconformably overlies the Fleming Formation and is composed of three units: a basal fine to coarse-grained to conglomeratic cross-bedded unit with calcareous clay; a middle member of calcareous clay; and an upper unit of sandstone and calcareous clay. Caliche is common, especially in the muddy sediments. The conglomerates contain a variety of lithic fragments from the Fleming and older formations. The Goliad is interpreted to be a braided meander belt fluvial deposit with muds as flood plain or over bank deposits. The sands, and gravels, composed mostly of quartz and chert, are very clean and associated with channels and point bars. Passive margin growth faulting along the South Texas Uranium Belt is common with "down-to-the-coast" normal faults predominating.

The local geology at Palangana is characterized by the occurrence of a Gulf Coast piercement salt dome. This dome is approximately 2 miles in diameter and is overlain by Pliocene sediments of the Goliad Formation. The Palangana dome is marked at the surface by a shallow circular basin surrounded by low hills rising 50 to 80 feet above the basin floor, and hence its Spanish name, Palangana, which translates to "washbasin" in English. The Palangana dome has an almost perfectly circular salt core with a remarkably flat top that is approximately 10,000 feet across and occurs from 800 to 850 feet below the topographic surface. Radial faulting is present in all Goliad sands on the flanks of the dome due to uplift during the intrusion of the dome. Faults and fractures also exist in a random nature dissolved in the sands above the caprock due to solution of the salt dome from groundwater. Once the salt was removed, the overlying sediment collapsed, creating the basin and associated faults.

The Goliad formation at Palangana is composed of fine- to medium-grained, often silty, channel sands interbedded with lenses of mudstone and siltstone. For the most part, the sands are weakly cemented. There is known to be minor faulting on the north end of the PAA-1 deposit. The Palangana area stratigraphy ranges from horizontal to sub-horizontal, with at most, a 2 to 3° southeasterly dip.

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

Goliad Aquitard Mudstone
Goliad Permeable Sandstone Horizon
Hematitic Core
Groundwater Flow
Roll Front
Regionally Reduced
Goliad Aquitard Mudstone
Hematitic Core
Hematite
Alteration Envelope
Sulfur
Goethite
Ore Zone Uranium
Uraninite
Pyrite
FeS
Selenium
Reduced Sandstone
Jordisite
Calcite

Idealized Model of Uranium Roll Front Mineralization

Revisions:

K Barsch
October 3, 2011

Uranium Energy Corp

Figure 4.4 is a schematic view of a typical uranium roll-front configuration.

The red area is the uranium mineralization deposited at the interface between the oxidized (up gradient) sand shown in yellow and the reduced (down gradient) sand shown in gray. The up gradient sand has been altered by oxidizing groundwater that carried the uranium that was deposited in the roll-front at the oxidation/reduction (Redox) interface. The uranium mineralization is hydrologically confined by an upper and lower confining layer of shale or mudstone. At wellfields, production (pumping) wells have been completed near the center of the roll-front and are fed lixiviate (leach solutions) by injection wells on each side of the front.

One item in particular needs to be emphasized in evaluating the Goliad deposits at Palangana, namely: disequilibrium of the roll front wings or limbs. These can carry uranium values although the thickness is usually too thin to chase independently. PFN logging has defensibly shown that often these zones carry significant chemical uranium. One other explanation may be related to the correlation of the mini-roll front data. In some instances what appear to be chemically stable wings or limbs may be other subordinate roll fronts.

Mineralization

All known Goliad formation deposits at Palangana are multiple-stage roll-front-type deposits in a roughly "horseshoe shaped". As uranium-bearing ground water moved from west to east through the region, a redox front was created around a subsurface high of reduced rock proximal to the dome. This reduced ground resulted from the introduction of hydrocarbons or their derivatives, mainly H2S, into the Goliad aquifers through fractures and formational seepage above the dome, providing the environment for uranium precipitation. The Palangana uranium mineralization occurs in the Goliad sandstone unit at depths ranging from 200 to 650 feet below the surface. The favorable sandstone unit is as much as 400 feet thick and is bounded by mudstones. Within this unit are at least six separate sandstone horizons hosting roll-type uranium mineralization. These units are interbedded with mudstones that served as confining aquitards for uraniferous groundwater movement. Mineralization occurs as uraninite and is deposited where the migrating uranium-bearing solutions encountered a suitable reductant. Uranium values in mineralized strata grades from 0.001% to several percent eU3O8. Mineralized thicknesses range from less than 1foot to several tens of feet in multiple, stacked roll front zones.

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

Mineralized Zones

As stated previously, mineralization does not occur in all of the Goliad sands nor does it persist in the same sand intervals across the dome area. On the west half of the dome near what is referred to as the Dome trend, UCC developed the "C" sand zone. The NW Garcia and SE Garcia trends to the east of the dome also reside in the "C" sand zone. Also to the east of the dome, the PAA-2 deposit, as well as the CC Brine, Jemison Fence and Jemison East trends all occur in the "E" sand, while the PAA-1 deposit occurs in the "G" sand. Within these mineralized horizons, smaller roll fronts are evident that can be mapped as discrete bodies. Some of these bodies contain economic mineralization while others do not. The mineralized horizons occur as stacked intervals often separated by claystones. Generally they overlap one another but there are differences making a concurrent, multiple-horizon recovery scenario not uniformly effective.

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

The cross section shown in the following figure shows the nature of the mineralization along the strike of the roll front trend and across the roll front interface or redox zone.

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

Figure 7.2 Stratigraphic section across PAA-1 Deposit

Exploration

Exploration activities in the 1950's discovered radioactivity in shallow sediments between 200 to 400 feet around the Palangana salt dome. Follow-up drilling during the 1960's was mostly wide spaced exploration holes generally located several hundreds of feet apart. Upon a discovery in what has been called the "C" zone in the Goliad Sandstone, UCC attempted both underground and then in-situ development on the west flanks of the dome. The water filled nature of these mineralized sands made mining appear favorable for ISR technology.

As an exploration target, the dome offered favorable attributes for roll front deposits including a permeable, fluvial sand system that was subject to post depositional mineralization by uranium migration in solution from a likely volcanic source rock. Reductants around the dome area associated with faulting provided the requisite stabilization mechanism for the uranium roll fronts to form. Several other mineralized sand zones were discovered across the dome area through the 1980's but the exploration methods were not sophisticated enough to map discrete roll-fronts in the stacked sand system. Extensive faulting, particularly around the dome and the lack of successful exploitation of one of the first in-situ production projects by UCC, slowed exploration efforts. This combined with the low cost of uranium during the late 1980's and 1990's essentially stopped exploration and development in the area.

In 2006, Energy Metals resumed exploration activities at Palangana. They began exploration by drilling a wide spaced grid across the property in an attempt to identify areas of oxidation and reduction of the mineralized trends. During this phase of work, the PAA-1 and PAA-2 deposits were identified as well as the six exploration trends identified in this report. These deposits were further delineated through concentrated drilling and were assessed using the PFN probe.

Drilling

Rotary Drilling and Logging

In general, common roll front exploration practice was to drill widely-spaced rotary holes on a 400 to 600ft grid pattern, examine cuttings for evidence of alteration-bleaching-oxidation, gamma logs for evidence of uranium mineralization, and resistivity/self-potential logs for evidence of permeable sandstone horizons. The drill spacing was tightened further between areas of reduced and oxidized sandstone host horizons to target the uranium enriched redox boundary. Once the roll front mineralization was intersected and its trend established, fences were drilled every 200ft with holes within fences further tightened as required by the lateral continuity of the uranium mineralization.

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

UCC Drilling Program

UCC drilling appears to have followed a normal exploration and development approach, but somewhat inconsistently. The result is that the 1,117 holes are unevenly distributed over the Palangana property with only a few in the PAA-1 and PAA-2 project areas. The primary focus of the UCC development drilling was within a 3,500 x 3,400ft area surrounding the ISR wellfield, an 800 x 1,700ft area on the southwest flank of the Palangana Dome depression. The remainder of the UCC drilling appears to have targeted mineralization around the periphery of the depression of the dome, as well as topographic highs in the center of the depression. The resulting drilling appears somewhat scattered, often occurring in clusters of 100 to 200ft centered patterns surrounding +0.50 Grade Thickness ("GT") holes. There are isolated +0.50 GT holes in a number of locations on the property, some with no other hole within hundreds of feet.

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

Uranium One Drilling Program

While Uranium One and its predecessors have drilled over 2,500 rotary holes on the entire Palangana property, their efforts have been focused on eight discoveries, PAA-1, PAA-2, and six trends still being defined (the exploration trends), where more than 70% of the drill holes are located. The average depth of these holes is 450ft. All of these holes have all been logged by conventional gamma, SP, resistivity methods and the majority have also been probed using a Prompt Fission Neutron (PFN) probe that more closely estimates the chemical uranium.

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

From the available reports and records reviewed, there is no evidence that Chevron conducted core drilling at Palangana. Energy Metals and Uranium One drilled a total of eight core holes on the PAA-1 property. However, the usage of PFN logging has largely reduced the need for coring for exploration purposes.

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

The table below summarizes the historical drilling results at Palangana:

Trend	Total # DHs	Max. Depth	Avg. Depth	#of Mineralized Intervals	Interval Thickness Range	Interval Thickness Avg.
PAA-1	518	660	565	389	0.5 - 13.5	5.24
PAA-2	239	600	337.5	186	0.5 - 13.5	5.79
Dome	231	600	346	239	0.5 - 12.5	4.10
CC Brine	69	520	417	49	2.0 - 18.5	5.9
Jemison East	53	560	434	17	1.0 - 11.0	4.4
NE Garcia	186	600	344	158	0.5 - 20.0	4.6
SW Garcia	84	600	367	45	0.5 - 11.0	4.6

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

Energy Metals submitted selected core samples to Energy Laboratories, Inc. in Casper, Wyoming in April 2008. These core samples from Palangana were sent to the laboratory for leach amenability studies intended to demonstrate that uranium mineralization at the property was capable of being leached using conventional in situ leach chemistry. The tests do not approximate other in-situ variables (permeability, porosity, and pressure) but provide an indication of a sample's reaction rate and the potential chemical recovery.

Permitting

The following outlines the status of the permits for Palangana:

  PAA-1: All permits have been received and is currently in production

  PAA-2: All permits have been received with the exception of an updated radioactive material license ("RML") to include PAA-2.

  PAA-3: The required applications are being prepared for submission for review by the Texas Commission on Environmental Quality ("TCEQ").

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

Property Description and Location

The Goliad Project property is located in south Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The UEC Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183 (Figure 4-1), a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28 d 52' 7" N latitude, 97 d 20 36" W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods.

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
Property ID	Mineral Interest	Initiation Date	Term	Royalty	Gross Acres	Net Acres

80601	100.00%	10/06/04	10/06/14	8.25%	84.36	84.36
80602	50.00%	08/24/05	08/24/15	8.25%	224.17	112.09
80603	100.00%	08/24/05	08/24/15	12%	242.75	242.75
80604	100.00%	10/06/04	10/06/14	8.25%	42.18	42.18
80605	100.00%	11/02/05	11/02/10	8.25%	165.46	165.46
80606	100.00%	11/02/05	11/02/10	8.25%	293.18	293.18
80607	100.00%	12/19/05	12/19/10	8.25%	42.18	42.18
80608 /80609	100.00%	12/20/05	12/20/10	8.25%	253.48	253.48
80610/80611	100.00%	12/20/05	12/20/10	8.25%	105.50	105.50
80612	100.00%	03/20/06	03/20/11	8.25%	188.44	188.44
80613	50.00%	03/20/06	03/20/11	8.25%	75.50	37.75
80614	50.00%	04/09/07	04/09/12	12.00%	130.69	65.35
80615	100.00%	04/23/07	04/23/12	12.00%	14.00	14.00
80616	50.00%	05/17/07	05/17/12	8.25%	75.50	37.75
80617	100.00%	05/29/07	05/29/12	12.00%	331.98	331.98
80618	50.00%	06/20/07	06/20/12	12.00%	116.52	58.26
80619	100.00%	08/27/07	08/27/12	12.00%	88.77	88.77
80621	25.00%	07/17/07	07/17/12	12.00%	10.10	2.53
80620	12.50%	09/25/07	09/25/12	12.00%	116.52	14.565
80622	100.00%	02/22/08	02/22/13	12.00%	122.20	122.20
80623	100.00%	06/12/08	06/12/13	12.00%	42.876	42.8760

97°21'30"W
97°21'0"W
97°20'30"W
97°20'0"W
97°19'30"W
97°19'0"W
97°18'30"W
97°22'0"W
28°53'0"N
28°52'30"N
28°52'0"N
28°51'30"N
28°51'0"N
28°50'30"N
28°50'0"N
28°49'30"N
28°49'0"N
N
S
E
W
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
23
Gravel Pits
Gas Well
Oil Well
Ander
Eighteenmile
Creek
San Jose Cem
MISSION VALLEY WEST
GAS FIELD
DE WITT CO
VICTORIA CO
Gravel Pit
Milby
PIPELINE
0
2,600
5,200
10,400
Feet

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

No further drilling was done at the Goliad Project area until we obtained the leases through assignment from a private entity. During the period from May 2006 to July 2010, we began and are continuing an extended drilling program at the site.

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

All of the exploration holes (Coastal Uranium, Moore Energy and the Company) have been drilled using truck-mounted drilling rigs contracted with various drilling companies. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All known uranium exploration or confirmation drilling at the Goliad property has been by way of vertical holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at 10-foot intervals and laid out on the ground in rows (10 cuttings piles per 100 feet of drilling) by the driller for review and description by a geologist. At completion the holes were logged for gamma ray, self potential and resistance by contract logging companies. The logging companies utilized by both Coastal Uranium and Moore Energy provided and primarily analog data. No down-hole deviation tool was available at the time. In contrast, the Company has utilized a company (Century Geophysical) that provided digital log data along with downhole deviation. In an effort to be cost effective we have purchased and had built our own logging trucks.

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

Mineralization

The Goliad Project uranium-bearing units occur as multiple roll front type structures in vertically stacked sands and sandstones. Groundwater flowing from northwest to southeast in the Goliad sands likely contained low concentrations of dissolved uranium resulting from oxidizing conditions and the relatively short distance from the recharge area. The geochemical conditions in the sands near our property changed from oxidizing to reducing due to an influx of reductants. Hydrogen sulfide and/or methane dissolved in groundwater are likely sources of creating a reduction-oxidation boundary in the area with consequent precipitation and concentration of uranium mineralization.

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

Additional verification of select historical Moore Energy drilling and our current logging data was done by comparing sets of gamma logs from a Moore hole and a recent hole we drilled that was located in close proximity. The log pairs were located and then data tabulated for each pair to compare thickness of zone, equivalent U3O8 grade, GT. A positive correlation indicated the drill hole sets were comparable in character regarding the potential mineral grade and thickness and representative of the same general portion of the project.

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

Goliad Project Permitting Plan - 2011/2012

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

Within these two broad categories of work are included the following tasks, many of which are required by the regulatory bodies to whom the Company is subject to oversight for its exploration activities. If applicable, the forecasted completion dates of the task is also indicated. These are internal forecasts only, and the actual dates of the beginning or completion of these tasks may differ materially from the forecasts..

In September 2010, the administrative judge issued an initial Proposal for Decision which recommended findings in favor of the Company on the vast majority of the issues from the hearing referred to in the table below. He also recommended that the TCEQ allow the submission of additional data to address limited remaining issues. The additional limited information involves a 24-hour pump test at the Goliad project. The test was completed with favorable results submitted to the TCEQ.

In August 2011, the TCEQ issued a draft RML license for the Goliad project. RMLs are initially issued in draft form to allow the Company the opportunity to review the license and provide TCEQ with comments or suggested changes to the license.  Uranium Energy Corp has already begun its review of the license and will provide TCEQ its comments as soon as possible. Once UEC files its comments, TCEQ will complete its final internal review and prepare the Final RML. A 30-day public notice of the agency's action will follow, providing the public with a chance to comment on the license before it is finalized.

Radioactive Materials License

Archaeology/History study	N/A	Completed
Ecology study	N/A	Completed
Soils/Sediments/Gamma testing	N/A	Completed
Gamma/Radon-222 testing	N/A	Completed
Socioeconomic study	N/A	Completed
Radiological assessment	N/A	Completed
MILDOS survey	N/A	Completed
Scoping Study	N/A	Completed
Agency review and approval	Q4 2008 - Q4 2011	In Progress. Draft RML License received August 2011

Mine Permit

Area groundwater baseline study	N/A	Completed
Geology/Hydrology study	N/A	Completed
Deep disposal well study	N/A	Completed
Mine permit review and draft permit approval	N/A	Completed
Disposal well review and approval	N/A	Completed
Air exemption permit	N/A	Completed
EPA aquifer exemption	Q4 2008 - Q4 2011	Submitted and in review process with the EPA
PAA review and approva1	N/A	Completed

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

Mineral Exploration Properties

We hold mineral properties in the States of Arizona, Colorado, New Mexico, Texas, and Wyoming by way of mining claims and state and private mineral leases. The mining claim properties were staked and claimed by us and registered with the US Bureau of Land Management ("BLM"). There are claim blocks acquired in this manner in Arizona, Colorado, New Mexico, and Wyoming. We have surface access and complete mineral rights to an unlimited depth below surface. The claims are in effect for an indefinite period provided the claims are kept in good standing with the BLM and the counties on an annual basis. The claims were entered into between November 4, 2004 and July 2011.

Annual maintenance fees to be paid to the BLM are relatively nominal. We will also be required to remediate the land upon release of the claim - bringing the land back into the state it was originally in prior to the commencement of our exploration activities. These costs are determined by the BLM and bonded accordingly.

In the States of Arizona, Colorado, New Mexico, Texas, and Wyoming we are participating in our mineral properties by way of property leases directly from the owners of the land/mineral rights. As of the date of this report we have executed leases in Arizona, Colorado, New Mexico, Texas, and Wyoming. These leases give us similar access and privileges as described above, however with some important differences. Although we will have access to the surface, the mineral rights below surface are restricted to uranium and associated fissionable minerals only, with any other minerals and hydro carbons, including, for example, petroleum, retained by the lessor. The lease terms are for five years, and include five-year renewal periods for a majority of the leases. After the expiration of the second five-year term the leases will be either held by production or the leases will be terminated. Royalty payments must be made to the lessor in event that we extract uranium ore from the properties. Royalty payments vary based on a fixed percentage to a sliding scale percentage tied to the sale price of uranium. All royalties are based on the gross sales revenue less certain charges and fees.

At July 31, 2011, we have the following gross and net acre mineral property interests in states indicated below under lease:

(1) Certain of our interests in our mineral properties in Colorado, New Mexico and Texas are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

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

During Fiscal 2010, the Company sold its 49% interest in Cibola Resources, LLC for a cash payment of $11.0 million. As a result, the Company recorded an $8,534,081 gain on the sale of assets which is reported as discontinued operations.

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

In January of 2011 the Company staked a total of 88 claims in the Slick Rock district of the Uravan Mineral Belt. In June of 2011 the Company finalized a deal to purchase 103 claims from Spider Rock Mining also in the Slick Rock District. The purchase of the 103 claims was done for a one-time payment of $500,000.00. As a result, the Company now holds a total of 191 contiguous claims in the Slick Rock District.

The following provides information relating to such claims:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Bull Canyon	23 claims	383.00	383.00
BC-Holley	25 claims	517.50	517.50
Burro	76 claims	1,535.70	1,535.70
Carnotite	18 claims	371.88	371.88
Paradox	4 claims	40.00	40.00
Raven Mine	22 claims	454.52	454.52
RM Claims	15 claims	300.00	300.00
Squaw Point	1 lease	288.91	288.91
Slick Rock	88 claims & 7 leases	3,258.08	2,402.36
Taco	34 claims	702.44	702.44
Triangulation Mine	12 claims	247.92	247.92

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

Grants Ridge is a Todilto Formation target in the Grants Uranium District and is currently under option by Uran Ltd. of Perth, Australia.

In August of 2010 the Company made the determination to drop both the Laguna Trend and Red Basin claim groups.

We confirm that at the current date, our New Mexico located claims contain no uranium reserves and require extensive exploration by us.

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

F-33	172 claims	3,388.04	3,388.04
Grants Ridge	1 lease	320.00	320.00
Rick Claims	65 claims	1,111.76	1,111.76
Todilto	36 claims	640.00	640.00
West Ranch	62 claims, 33 leases and 6 mineral deeds	7,040.92	3,661.43

Texas

We currently own twelve lease plays located in the South Texas uranium trend. The location and acquisition of these lease plays are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

The following provides information relating to all of our leased properties in the South Texas Uranium Trend:

Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Carrizo	5 leases	438.74	386.14
Citrus City	2 leases	1597.21	207.79
Devillier	18 leases	654.85	402.08
Goebel	1 lease	545.80	497.78
Goliad	23 leases	2,649.84	2,342.49
High Plains-Mound Creek	2 leases	784.14	784.14
La Palangana	14 leases	8,689.09	8,075.57
Martella	3 leases	124.25	124.25
Nichols	8 leases	1040.70	1040.70
Salvo	44 leases	5,339.99	4,964.79
Sejita	1 lease	106.82	106.82

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

Our DL, 1,275.00 acre, property is being assessed by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

We confirm that at the current date, our Wyoming located claims contain no uranium reserves and require extensive exploration by us.

Wyoming Property	Number of Claims or Leases Held	Gross Acres	Net Acres

Burnt Wagon	30 claims and 1 lease	1,038.00	1,038.00
DL Prospect	1 lease	1,275.00	1,275.00
East Poison Spyder	3 leases	160.00	160.00
Granite Mountain	30 claims	610.80	610.80
LO-Herma	29 claims	591.57	591.57

Coronel Oviedo Project, Paraguay

On May 12, 2001 UEC announced the acquisition of the Coronel Oviedo Project in the South American country of Paraguay. Terms of the acquisition are as follows, the Company finalized Share Purchase Agreements (the "Agreement") with a Paraguayan company (the "Vendor") whereby the Vendor sold the Company 100% legal and beneficial interest in an unencumbered prospecting permit covering 247,000 acres located in the area of Coronel Oviedo, Paraguay (the "Property"), subject to a gross overriding royalty.

The total purchase price to acquire all of the shares of the Vendor was satisfied by way of the issuance of 225,000 restricted common shares in the capital of the Company.

The Company will pay the Vendor a royalty interest in the amount of one and one-half percent (1.5%) of the gross proceeds received by the Company in connection with any uranium which is produced and sold from mineral interests in the Property. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the aggregate royalty interest for US$500,000. The Vendor has granted the Company a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) royalty interest.

Property Description and Location

The Coronel Oviedo Uranium Project (COP) is located in southeastern Paraguay, approximately 150 km east of Asuncion, the capital of Paraguay. COP consists of a large mineral concession covering a total area of approximately 100,000 ha (247,000 acres). The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company of Denver, CO (early 1980s) and recently by Crescent Resources in 2007. Anschutz was backed at the time by both Korean and Taiwanese-based power consortiums. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

60W
56W
20S
24S
28S
60S
Legend:
National Capital
Cities
Department Boundary
Road
International Boundary
LAGERENZA
GRAL EUGENIO A GARAY
FUERTE OLIMPO
MCAL ESTIGARRIBIA
FILADELFIA
DR. PEDRO P. PEÑA
LA VICTORIA
PINASCO
BELLA VISTA NORTE
SAN CARLOS
PEDRO J CABALLERO
CAPITAN BADO
POZO COLORADO
CONCEPCION
SAN PEDRO YCUAMANDYYU
SAN PABLO
VILLA DEL ROSARIO
OVIEDO PROJECT
ASUNCION
CAACUPE
PARAGUARI
CNEL OVIEDO
CIUDAD DEL ESTE
VILLARRICA
FORMOSA
CAAZAPA
SAN JUAN BAUTISTA
SAN IGNACIO
PILAR
CARMEN PARANA
RESISTENCIA
CORRIENTES
PARAGUAY
SOUTH AMERICA

Prior Exploration

The Property, covering over 247,000 acres in central Paraguay, was subject to extensive uranium exploration between 1976 and 1983 by Anschutz Corporation of Denver, Colorado, and by Crescent Resources of Vancouver, Canada between 2006 and 2008. Most of the uranium occurrences in this environment are "roll front" type deposits similar to those currently being produced by low-cost in-situ recovery (ISR) methods in Texas, the western United States, Central Asia and Australia. The work by Anchustz and Crescent was centered on a large belt of Permo-Carboniferous age continental sandstones that represent the western flank of the Parana Basin. According to the Geological Survey of Brazil or CPRM, these same sandstones within the Brazilian section of the Parana Basin contain numerous uranium occurrences including the Figueira Mine that hosted 19 million pounds of U3O8 according to reports.

Between 1976 and 1983, Anschutz Corporation, with joint venture partners Korea Electric Power and Taiwan Power Company, spent approximately US$30 million evaluating an area covering over 6.2 million acres of prospective ground in central and eastern Paraguay. This work consisted of airborne radiometric and magnetic surveys, detailed geological mapping, and ground geophysical and geochemical surveys, which narrowed down the areas of interest. This work was followed by regional-scale drilling at initially 9-mile spacing, drilled across inferred host trends.

Anschutz identified the Property as prospective towards the end of their regional program. In total, approximately 28 widely spaced drill holes were drilled on the Property, and of these, 17 drill holes showed significant uranium values, with the best being 6.2 feet of 0.153% U3O8 at a starting depth of 785 feet. The drilling also identified 3 mineralized fronts, and a 75 mile-long fault structure which appears to have been the source of the gases that localized the concentration of uranium, "again very similar to a South Texas-type uranium depositional model".

From 2006 to 2008, the Property was optioned to Crescent Resources. During this period, a total of 24 holes were drilled and logged in the southern portion of the Property, offsetting mineralized holes drilled by Anschutz. A NI 43-101 Technical Report reported that 14 of the 24 holes had a grade-thickness (GT) product (in feet) equal to or greater than 0.30GT. GT values equal to and above 0.30 are typically considered producible under ISR production methodology. The best hole reported by Crescent intersected 0.99% U3O8 over 10.2 feet. The Crescent and Anschutz drilling identified an open-ended area characterized by tabular mineralization similar to that found at the Company's Goliad Project. The known uranium mineralization on the Property intersected by the past drilling is at depths between 450 and 750 feet. Crescent dropped the option on the Property in 2008.

Aquifer Test

During 2010, and prior to the acquisition of the Property, the Company conducted a 24-hour aquifer test in the area of the resource trend identified by the combined Anschutz-Crescent drilling programs. The test was designed to assess aquifer properties of the Fine Grained Sand Unit (FGSU), a uranium-bearing sandstone within the San Miguel Formation. The focus of the test was to determine if the aquifer could sustain extraction rates typical of ISR mining of uranium.

Results of the test indicate that the uranium-bearing unit has aquifer characteristics that would support operational rates for ISR mining. There is sufficient hydraulic head and aquifer transmissivity that would allow individual wells to be pumped at rates of up to 45 gallons/min for sustained intervals. The aquifer properties determined from the hydrologic test fall within the range of values determined at other uranium ISR projects located in Wyoming, Texas and Nebraska. Production rates from wells in these areas are typically in the range of 10 to 50 gallons/min.

The Company is currently evaluating all available technical data in preparation for an exploration program to commence shortly.

SAN ESTANISLAO
ATAITY DEL NORTE
CECILIO BAEZ
CARAYAO
RI3 CORRALES
SEE INSET MAP
VIEDO
CAAGUAZU
N
7 0 7 14 Kilometers
INSET MAP
PUMP TEST
200 0 200 400 Meters
583600
584000
584400
584800
7196800
7196400
7196000
LEGEND
Anschutz DH Mineralized
Crescent Resources Holes
Pump Test on Hole TC-1025
(M) Massive Sand Unit Trend
(F) Fine Grainden Sand Unit Trend
(W) Wavy Sand Unit Trend
Fault
560000
570000
580000
590000
600000
610000
620000
7270000
7260000
7250000
7240000
7230000
7220000
7210000
7200000
7190000

Advisory Board for the Paraguay Project

As a key factor in the acquisition, the Company has added two uranium industry veterans, Dr. Bernie D. Schmeling and Carlos Figueredo, to a special advisory board focusing on Paraguay to bolster its management capabilities in Latin America. Dr. Schmeling, currently Chief Operating Officer of Semin S.A., is a professional geophysicist and has more than 35 years of experience in exploration programs worldwide and mining projects for uranium and other commodities.

Previously, he was a member of the original Uranerz team as a senior and chief geophysicist for 19 years. During this period, he was closely involved, starting in 1975, with the discovery and development of the major uranium deposit at Key Lake in Saskatchewan, Canada. For 13 years, he managed all geophysical programs as well as all contracted work including all drill hole data evaluations and U3O8-grade calculations. This work included studies of radiometric disequilibrium factors and density determinations for the U3O8 resource calculations at diverse sandstone deposits in Texas, Wyoming, Nebraska, Colorado and other states. Since 2006, he has been fully involved in the exploration and development activities of Semin S.A. in Paraguay and other South American countries. Dr. Schmeling is recognized internationally as one of the few leading experts in uranium exploration including ISR exploration.

Carlos Figueredo has 25 years of experience in mineral and oil exploration in Paraguay as Chief Geologist and Assistant Mineral Exploration Manager of Semin S.A. He formerly worked for Anschutz Corporation during its initial exploration efforts in Paraguay. He played a pivotal role in the development of the Coronel Oviedo project, as well as discoveries of other commodities in eastern Paraguay.

Currently, the Company is preparing a geological model based on historical data, and is pacing its exploration program at Coronel Oviedo to be able to initiate an approximate 10,000-meter drilling program in the 4th Quarter of calendar 2011.

Exploration Work Programs

Our Vice President of Exploration, Clyde Yancey, a Certified Professional Geologist, based on historical data previously outlined and our own work product, has developed exploration programs unique to each state and claim block with the intent of proving or disproving the existence of uranium on these prospects. Exploration plans for Arizona, and Colorado are currently being formulated. There are no current exploration plans for New Mexico or Wyoming. Exploration and land acquisition in the South Texas Uranium Trend and Paraguay will continue in order to support our near term production facilities.

Other Properties

We own 32.19 acres of real estate located in Goliad County, Texas. The Goliad property and our other mineral property interests are described in detail above.

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

  we currently lease office space at $8,742 per month for our Texas administration office at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expires on August 31, 2012; and

  we rent office space at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3, for our corporate administration office. There is no lease commitment and rent and expenses are paid on a month to month basis.

Our Databases

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

Uranium One - South Texas Goliad Project

The South Texas Goliad database includes raw and interpreted data compiled by Total Minerals ("TOMIN") and others from the mid 1980's to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

Historically, following TOMIN's purchase of the Holiday - El Mesquite project, Duval County, Texas, 1990, TOMIN found themselves in the possession of the Mobil uranium exploration database. Starting with this data, TOMIN also gathered regional oil and gas logs (included in the database), water well driller logs, and other regional information to begin their study of the Goliad Formation along the South TX Uranium Trend. Uranium One estimates it represents 2-3 man years.

As a result of the study, TOMIN identified 62 targets and drilled 22 by project end in 1993. Of the 22 drilled, 19 were disproved and the remaining awaits further drilling to develop trends. There remains another 40 targets to be evaluated.

To summarize, the database contains:

  4,894 South Texas uranium logs - 2.8 million feet of drilling

  13,882 South Texas O&G logs - 41.6 million feet

  752 maps/sections across South Texas

  103 documents, reports, analyses documenting the study.

ITEM 3.            LEGAL PROCEEDINGS

Except as described below, we are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 which closed on September 9, 2011 (the "Merger Agreement"), Concentric Energy Corp. ("Concentric") merged into UEC Concentric Merge Corp. ("MergeCo", a wholly owned subsidiary of the Uranium Energy Corp.), with MergeCo as the surviving corporation. As such, MergeCo assumed all of Concentric's rights and obligations as of September 9, 2011.

Prior to the merger, on June 16, 2010 (the "Petition Date"), the following involuntary bankruptcy petition (the "Petition") was filed against Concentric in the United States Bankruptcy Court 2 in and for the District of Arizona:  In re: Concentric Energy Corp., Debtor, Chapter 7, Case No. 10-bk-18796-SSC.  As of the merger date, the Petitioners under such Petition consisted of seven (7) holders of 15% Cumulative Convertible Debentures of Concentric (the "Debentures").  Prior to and after the Petition Date, the Petitioners sent Concentric letters alleging defaults under the Debentures and requesting acceleration of amounts due under the Debentures.  The Petitioners and MergeCo have agreed to settle all claims and potential claims raised in the Bankruptcy case and the Debentures, and have entered into a Settlement Agreement and Mutual Release dated as of October 4, 2011 (the "Settlement Agreement").  Pursuant to the Settlement Agreement, MergeCo has delivered a cash settlement payment of $1.05 million (the "Settlement Payment") to the Petitioners' counsel, which shall constitute payment in full of the Debentures.  In addition, pursuant to the Settlement Agreement, the parties thereunder have caused their respective attorneys to sign and file a stipulation to dismiss the Petition and the Bankruptcy case. Upon entry by the Bankruptcy Court of a dismissal order, Petitioners' counsel will be authorized to disperse the Settlement Payment to the Petitioners.

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

NYSE AMEX
Quarter Ended	High Bid	Low Bid

July 2011	$3.86	$2.72
April 2011	$7.08	$3.00
January 2011	$7.48	$3.76
October 2010	$4.25	$2.40
July 2010	$3.30	$2.11
April 2010	$3.90	$2.84
January 2010	$3.90	$2.61
October 2009	$4.16	$2.10
July 2009	$3.45	$1.10
April 2009	$1.45	$0.30
January 2009	$0.80	$0.16
October 2008	$2.21	$0.44

The last reported sales price for our shares on the NYSE Amex Equities exchange on October 11, 2011 was $2.87 per share. As of October 11, 2011, we had 308 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We have two equity compensation plans, the Uranium Energy Corp. 2006 Stock Incentive Plan (the "2006 Plan") and the Uranium Energy Corp. 2009 Stock Incentive Plan (the "2009 Plan"). The table set forth below presents information relating to our equity compensation plans at our fiscal year end July 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders (2006 and 2009 Stock Incentive Plans)	8,579,750	$1.80	1,161,298
Equity Compensation Plans Not Approved by Security Holders	500,000(1)	$1.00	Nil

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

As of the date of this annual report, there are an aggregate of 9,599,750 stock options granted and outstanding.

Common Stock Purchase Warrants

As of the date of this annual report, there are an aggregate of 4,724,817 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2011 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2011 and in our current report on Form 8-K as filed with the SEC on September 15, 2011.

Comparative Stock Performance

Our shares of common stock commenced trading on the OTC Bulletin Board on December 5, 2005, with the first trade in our common stock occurring on February 17, 2006. Our shares of common stock were subsequently listed for trading on the NYSE Amex Equities Exchange on September 28, 2007. The graph below compares the cumulative total stockholder return on our common stock for the period from February 17, 2006 to July 31, 2006 and for the years ended July 31, 2007 through to July 31, 2011, with the cumulative total return on the shares of common stock of General Moly, Inc. and Uranerz Energy Corp. over the same periods (assuming an investment of $100 in our common stock, General Moly, Inc. and Uranerz Energy Corp. on February 17, 2006, and the reinvestment of all dividends, if any).

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Uranium Energy Corp., General Moly, Inc., Uranerz Energy Corp.
and the S&P 500
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
1-Jan-06
1-Jan-07
1-Jan-08
1-Jan-09
1-Jan-10
1-Jan-11
1-Jan-12
Uranium Energy Corp.
General Moly, Inc.
Uranerz Energy Corp.
S&P 500

ITEM 6.            SELECTED FINANCIAL DATA

The following selected financial data has been derived from and should be read in conjunction with (i) our audited financial statements as at and for the years ended July 31, 2011, 2010, 2009 and 2008, and as at and for the seven months ended July 31, 2007, together with the notes to these financial statements, and (ii) the sections of this annual report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Balance Sheet Data

Statement of Operations Data

At July 31, 2011, U3O8 produced from the Palangana Mine and accumulated in inventories including work-in-progress totaled 153,000 pounds however, no uranium sales were generated during Fiscal 2011. Accordingly, we are considered an exploration stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of the Company's financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2011 including the consolidated financial statements and relate notes contained herein. These factors, or any one of them, may cause our actual results to differ materially from any forward-looking statement made in this document. Refer to "Forward-Looking Statements" and "Item 1A. Risk Factors".

Results of Operations for the Fiscal Years Ended July 31, 2011, 2010 and 2009

General

The Company recorded a net loss for each of the fiscal years ended July 31, 2011, 2010 and 2009, ("Fiscal 2011", "Fiscal 2010" and "Fiscal 2009", respectively) of $27,358,000 ($0.40 per share), $14,479,000 ($0.25 per share) and $13,504,000 ($0.29 per share), respectively. During Fiscal 2010, the Company recorded an income from discontinued operations of $8,534,000 ($0.14 per share) relating to the sale of its 49% interest in Cibola Resources, LLC.

Revenues

The Company commenced uranium production for the first time at its Palangana Mine in November 2010, however, no uranium sales were generated during Fiscal 2011. Production revenues during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were therefore $Nil. At July 31, 2011, U3O8 produced from the Palangana Mine and accumulated in inventories including work-in-progress totaled 153,000 pounds

Expenses

Operating expenses during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $27,907,000, $22,431,000 and $12,948,000, respectively, reflecting the substantial growth of the Company particularly over the last two fiscal years. The Company acquired the Corpus Christi office and existing infrastructure from the STMV Acquisition in December 2009, and focused on the initial development of the Palangana Mine including preparation of the Hobson Processing Facility for most of Fiscal 2010 and the first half of Fiscal 2011 towards the commencement of production in November 2010.

Mineral property expenditures during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $11,420,000, $6,439,000 and $4,046,000, respectively. These amounts include expenditures relating to property maintenance, exploration, development including permitting and all other non-production related activities on the Company's uranium projects. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred. Mineral property expenditures were comprised primarily of Palangana Mine development costs (Fiscal 2011: $7,860,000; Fiscal 2010: $3,644,000; Fiscal 2009: $Nil), Goliad Project exploration/development costs (Fiscal 2011: $996,000; Fiscal 2010: $2,354,000; Fiscal 2009: $3,472,000) and Salvo Project exploration costs (Fiscal 2011: $1,268,000; Fiscal 2010: $84,000; Fiscal 2009: $Nil).

General and administrative expenses during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $8,844,000, $7,608,000 and $5,413,000, respectively. General and administrative expenses were comprised of salaries, management and consulting fees (Fiscal 2011: $4,750,000; Fiscal 2010: $3,705,000; Fiscal 2009: $2,820,000), office, communications and travel (Fiscal 2011: $2,953,000; Fiscal 2010: $3,270,000; Fiscal 2009: $1,913,000), and professional fees (Fiscal 2011: $1,141,000; Fiscal 2010: $633,000; Fiscal 2009: $680,000) which have generally increased since the STMV Acquisition in December 2009 when the Company acquired the Corpus Christi office and infrastructure. During Fiscal 2011, the Company became a uranium producer when its Palangana Mine commenced production and continued to pursue strategic acquisitions including the Anderson Property located in Yavapai County, Arizona. Refer to Subsequent Events.

Stock-based compensation expense during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $6,343,000, $7,029,000 and $1,740,000, respectively. These non-cash amounts are calculated using the Black-Scholes option-pricing model and represent the fair value of stock options granted to management, employees and consultants (Fiscal 2011: $5,588,000; Fiscal 2010: $5,412,000; Fiscal 2009: $1,257,000) and common stock issued to consultants (Fiscal 2011: $755,000; Fiscal 2010: $1,617,000; Fiscal 2009: $483,000).

Depreciation, depletion and accretion during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $1,156,000, $795,000 and $526,000, respectively. For Fiscal 2011 and Fiscal 2010, the increases were primarily due to assets acquired from the STMV Acquisition which resulted in additional charges including accretion of asset retirement obligations of $581,000 and $244,000, respectively.

Impairment loss on mineral properties during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $143,000, $44,000 and $1,223,000, respectively. These charges resulted from the abandonment of certain mineral properties that were determined by management to be non-critical within the Company's portfolio of properties. During Fiscal 2011, the mineral properties abandoned were located in Utah ($15,000) and Texas ($128,000). During Fiscal 2010, the mineral properties abandoned were located in New Mexico ($11,000), Texas ($32,000) and Wyoming ($1,000). During Fiscal 2009, the mineral properties abandoned were located in Arizona ($5,000), Colorado ($240,000), New Mexico ($851,000), Texas ($11,000) and Utah ($116,000).

Interest and finance charges during Fiscal 2011, Fiscal 2010 and Fiscal 2009 were $Nil, $517,000 and $Nil, respectively. The charges in Fiscal 2010 resulted from the issuance of warrants as penalties pursuant to private placement agreements.

Inventories

At July 31, 2011, the total value of inventories were $2,776,000, of which $2,231,000 (80%) represents the value of finished goods - uranium concentrates, $506,000 (18%) represents the value of work-in-progress and $39,000 (2%) represents the value of supplies. The cash component of the total value of inventories was $2,064,000 ($1,650,000 in finished goods - uranium concentrates, $375,000 in work-in-progress, and $39,000 in supplies) and the non-cash component of the total value of inventory was $712,000. At July 31, 2011, U3O8 produced from the Palangana Mine and accumulated in inventories including work-in-progress totaled 153,000 pounds.

(1) Cash component and non-cash component are key indicators not defined under US GAAP and are non-GAAP measures. Cash component is calculated as the total inventory value less the non-cash component of the inventory value. The non-cash component is comprised of depreciation, depletion and stock-based compensation.

Transactions with Officers and Directors

During Fiscal 2011, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $123,000 (Fiscal 2010: $152,000 and Fiscal 2009: $109,000), in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $222,000 (Fiscal 2010: $777,000 and Fiscal 2009: $Nil), in finder's fees related to private placements and expenses associated with administrative services paid to a company controlled by a current director.

The outstanding balance at July 31, 2011 is $8,000 (July 31, 2010: $Nil).

Liquidity and Capital Resources

Due to the amount of cash and cash equivalents in our treasury, our expected sales for the upcoming fiscal year and our forecasted cash burn rate, our consolidated financial statements have been prepared assuming that we will continue as a going concern.

At July 31, 2011, we had $30,724,000 in cash and cash equivalents and working capital of $30,021,000. Our net cash increased by $9,656,000 during Fiscal 2011 compared to a decrease of $3,198,000 during Fiscal 2010 and an increase of $11,128,000 during Fiscal 2009.

Operating Activities

Net cash used in operating activities during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $23,676,000, $5,038,000 and $10,001,000, respectively. Significant operating expenditures during the current period included mineral property expenditures, production costs, general and administrative costs, salaries, consulting fees, management fees and professional fees. During Fiscal 2011, the Company incurred production costs of $2,064,000 (Fiscal 2010 and Fiscal 2009: $Nil). In addition, during Fiscal 2011, the Company incurred expenditures in the amounts of $1,213,000 (Fiscal 2010: $1,369,000 and Fiscal 2009: $Nil), for cash settlement of asset retirement obligations.

Financing Activities

Net cash provided by financing activities during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $36,815,000, $1,182,000 and $21,085,000, respectively. During Fiscal 2011, we received net proceeds of $11,452,000 (Fiscal 2010: $1,145,000 and Fiscal 2009: $80,000) from the exercise of stock options and warrants. During Fiscal 2011, we executed a private placement agreement where the net cash received totaled $25,654,000 (Fiscal 2010: $Nil and Fiscal 2009: $22,320,000).

Investing Activities

Net cash used in investing activities during Fiscal 2011 was $3,482,000, while net cash from investing activities during Fiscal 2010 and Fiscal 2009 was $9,192,000 and $664,000, respectively. During Fiscal 2011, we deposited $1,869,000 (Fiscal 2010: $223,000 and Fiscal 2009: ($143,000)) as a reclamation deposit, purchased $719,000 (Fiscal 2010: $167,000 and Fiscal 2009: $78,000) of equipment and acquired mineral leases totaling $1,454,000 (Fiscal 2010: $1,152,000 and Fiscal 2009: ($650,000)). During Fiscal 2011, the Company sold assets and mineral properties totaling $531,000 (Fiscal 2010: $11,004,000 and Fiscal 2009: $10,000).

Stock Options and Warrants

At July 31, 2011, we had 8,579,750 stock options and 4,348,983 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.79 per share and the outstanding warrants have a weighted average exercise price of $3.57 per share. At July 31, 2011, outstanding stock options and warrants totaled 12,928,733 shares issuable for gross proceeds of approximately $30,883,622 should these options and warrants be exercised in full. At July 31, 2011, outstanding, in-the-money stock options and warrants totaled 8,736,956 shares issuable for gross proceeds of approximately $14,120,885 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of Salvo, Paraguay and other mineral projects.

At July 31, 2011, we had $30.7 million in cash and cash equivalents and working capital of $30.0 million. We anticipate that existing cash resources along with the forecasted sales for the upcoming fiscal year will be sufficient to carry out our plan of operations including exploration and development activities for the next twelve months. Beyond the next twelve months, we may be required to obtain additional financing in order to continue our plan of operations. We anticipate that additional financing will be in the form of equity financing from the sale of our common stock, for example, through the S-3 "Shelf" Registration Statement that became effective on September 2, 2011 (refer to subsequent events) or other appropriate methods. We cannot provide any assurance that we will be able to generate sufficient financing from the sale of our common stock to fund our plan of operations and intended growth. In the absence of such financing, we may not be able to continue exploration or development of our mineral rights and, conceptually, may be forced to abandon our projects.

Other options include entering into a joint venture arrangement to provide the required funding to advance our uranium projects, provided a third party would enter into a joint venture agreement with us in order to fund development or exploration of our projects. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our projects to the joint venture partner.

Material Commitments

The Company is currently renting or leasing office premises in New Mexico, Texas and Vancouver, British Columbia, Canada, with total monthly payments of $19,350. All agreements are on a month-to-month basis with the exception of the Corpus Christi office lease which expires in August 2012. The Company also has consulting agreements which expire in less than one year.

We are committed to pay our key executives a total of $758,596 per year for management services.

In June 2011, the Company entered into a multi-year uranium sales contract requiring the delivery of a total 300,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery.

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the STMV Acquisition for an unspecified amount. The STMV Acquisition agreement states the claimant is entitled to the difference between the estimated $2.2 million reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual amounts are less than the $2.2 million, once a clearance certificate has been granted by the Texas Commission on Environmental Quality ("TCEQ"). The Company believes it has complied with all of the terms related to the STMV Acquisition agreement as UEC's current reclamation costs associated with Mt. Lucas are greater than $2.3 million, coupled with an additional reclamation costs of $126,000 expected. As well, UEC has not obtained a clearance certificate from the TCEQ and therefore intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. Currently, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Below outlines describes the Company's critical accounting policies in managements opinion, however refer to Note 2 of Item 8: Financial Statements which discloses all of the Company's accounting policies.

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that will result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing activities include labor, chemicals and other directly attributable production expenditures. Inventories are valued and charged to cost of sales using the weighted average costing method and are carried at the lower of cost or net realizable value.

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

Subsequent Events

The Company had the following material subsequent events to report:

  On August 19, 2011, the Company filed a Form S-3 "Shelf" Registration Statement that became effective September 2, 2011, which provides for the offer and sale of certain securities, including common stock, of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million;

  Pursuant to a Data Purchase and Sale Agreement dated August 19, 2011 which closed on September 7, 2011, the Company purchased certain database covering the Goliad formation from Uranium One Inc. for total consideration of $900,000, comprised of a cash payment of $400,000 and the issuance of 159,326 restricted common shares of the Company valued at $3.14 per common share; and

  Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 which closed on September 9, 2011 (the "Merger Agreement"), the Company merged with Concentric Energy Corp. ("Concentric"). The sole purpose of the merger was to acquire Concentric's undivided 100% interest in the Anderson Property located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric's shareholders received 0.1075 of one share of the Company's common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 common shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 common shares of the Company exercisable at prices ranging from $9.30 to $65.12 per common share to the former holders of Concentric share purchase warrants. Preliminary analysis suggests the Company will account for the acquisition under ASC 360, Property, Plant and Equipment as an asset acquisition.

Pursuant to an Acquisition Agreement dated April 11, 2011, as amended on June 24, 2011, which closed on September 9, 2011 (the "Acquisition Agreement") concurrently with the Merger Agreement, the Company was assigned all of Global Uranium Corp.'s ("Global") rights and interests under the terms and conditions of an Option and Joint Venture Agreement dated April 13, 2010 between Concentric and Global with respect to the Anderson Property. In accordance with the Acquisition Agreement, the Company provided the following consideration to Global:

      an initial cash payment of $150,000;

      a further cash payment of $200,000 representing repayment in full of a secured loan between Global and Concentric thereby releasing and assigning to the Company the security previously granted by Concentric to Global (Refer to Note 8 in Item 8 - Financial Statements); and

      upon closing, a final cash payment of $150,000 and the issuance of 350,000 restricted common shares of the Company.

During Fiscal 2011, the Company incurred $259,416 of costs related to the acquisition of Concentric and has reported these costs under Mineral Rights and Properties on the Consolidated Balance Sheets.

On October 4, 2011, the Company entered into a Settlement Agreement and Mutual Release with certain Series A convertible debenture holders (the "Petitioners") involved in an involuntary bankruptcy petition originally filed against Concentric in June 2010. The Company agreed to pay in cash $1.05 million to the Petitioners as full settlement of the convertible debentures which includes filing for dismissal of the involuntary bankruptcy petition.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks related to foreign currency exchange rate fluctuations. However, they have not had a material impact on our results of operations to date.

Our functional currency is the United States dollar. However, a portion of our business is transacted in other currencies (Canadian dollar and Paraguay Guarani). As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

ITEM 8.            FINANCIAL STATEMENTS

URANIUM ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. as at July 31, 2011 and July 31, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2011, in conformity with US generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Energy Corp's internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Vancouver, British Columbia

October 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.'s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranium Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. As of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2011, and our report dated October 11, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Vancouver, British Columbia
October 11, 2011

URANIUM ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2011

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
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2011

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
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2011

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
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2011

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
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2011

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2011

	Common Stock		Additional Paid-in Capital	Share Subscription Deposits	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2009	56,237,269	$ 56,237	$ 91,686,382	$ -	$ -	$ (53,903,464)	$ 10,600	$ 37,849,755

Common stock
Issued on the exercise of options and warrants	1,151,852	1,152	1,143,603	-	-	-	-	1,144,755
Issued pursuant to the STMV and Everest acquisitions	2,755,000	2,755	9,749,945	-	194,700	-	-	9,947,400
Issued pursuant to consulting service agreements	578,632	579	1,616,506	-	-	-	-	1,617,085
Issued pursuant to property acquisitions	10,448	10	32,170	-	-	-	-	32,180
Issued pursuant to bonus issuance resolutions	55,136	55	201,743	-	-	-	-	201,798

Warrants issued as penalties pursuant to private placement agreements	-	-	517,273	-	-	-	-	517,273

Stock based compensation
- options issued for consulting services	-	-	1,964,006	-	-	-	-	1,964,006
- options issued for management fees	-	-	1,960,000	-	-	-	-	1,960,000
- options issued for wages and benefits	-	-	1,286,506	-	-	-	-	1,286,506

Net loss for the period	-	-	-	-	-	(14,478,669)	-	(14,478,669)
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	(5,752)	(5,752)

Balance, July 31, 2010	60,788,337	$ 60,788	$ 110,158,134	$ -	$ 194,700	$ (68,382,133)	$ 4,848	$ 42,036,337

All share amounts have been restated to reflect the 2:1 reverse stock split effective January 24, 2005 and the 1.5:1 forward stock split effective February 28, 2006.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 16, 2003 (INCEPTION) TO JULY 31, 2011

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 1:            NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a partnership (collectively, the "Company") are engaged in uranium exploration and development programs and mining operations on properties located in the United States and most recently, Paraguay. Effective December 18, 2009, the Company acquired from URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. a 100% interest in the Hobson Processing Facility, the Palangana Mine and certain other assets located in the State of Texas (the "STMV Acquisition") and incurred $636,075 of transaction costs as disclosed on the Consolidated Statements of Operations and Comprehensive Loss.

The Company is an exploration stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company has a history of operating losses and significant negative cash flow since inception and has yet to realize any revenue from sales. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the upcoming year, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than the upcoming year will be dependent upon the Company's ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company including the recoverability of the carrying values of its assets are dependent ultimately on the Company's ability to achieve and maintain profitability and positive cash flow from its operations. At July 31, 2011, the Company had working capital of $30.0 million and an accumulated deficit of $96.0 million. For the fiscal year ended July 31, 2011 ("Fiscal 2011"), the fiscal year ended July 31, 2010 ("Fiscal 2010") and the fiscal year ended July 31, 2009 ("Fiscal 2009"), the Company recorded a net loss of $27.4 million, $14.5 million and $13.5 million, respectively.

NOTE 2:            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp., URN Texas GP, LLC and URN South Texas Project, Ltd. and a partnership, South Texas Mining Venture, L.L.P. ("STMV"). All significant inter-company transactions and balances have been eliminated upon consolidation.

Certain line items of the comparative figures have been reclassified to conform to the current period's presentation format.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

Fair Value Measurements

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

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing activities include labor, chemicals and other directly attributable production expenditures. Inventories are valued and charged to cost of sales using the weighted average costing method and are carried at the lower of cost or net realizable value.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

Land Use Agreements

Expenditure relating to mineral property land use agreements are capitalized upon acquisition. Mineral property land use agreements are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property land use agreements are amortized using the straight-line method over a ten-year period over which management believes the asset will contribute to the Company's cash flows. Land use agreements are included in Mineral Rights and Properties on the balance sheet.

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

Financial Instruments

The fair values of cash and cash equivalents, reclamation deposits, other current monetary assets, accounts payable, accrued liabilities and related party transactions were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates that risk by keeping deposits at major financial institutions.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

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

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). UEC Paraguay Corp. maintains its accounting record in its local currency (Guarani). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income (loss) in the period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, ASC 740 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

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

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated to their estimated residual values using the straight-line method over their estimated useful lives as follows:

  Hobson Processing Facility-10 years

  Computer Equipment-3 years

  Other Equipment, Vehicles and Furniture and Fixtures-5 years

  Leasehold Improvements-term of lease

Recent Accounting Pronouncements

On June 16, 2011, the FASB issued ASU 2011-05 to provide two options of how to present items of net income, items of other comprehensive income and total comprehensive income: Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present other comprehensive income in the statement of stockholders' equity. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The ASU is not expected to have a material impact on the consolidated financial statements for the Company.

On May 12, 2011, the FASB issued ASU 2011-04 to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The ASU is not expected to have a material impact on the consolidated financial statements for the Company.

NOTE 3:            AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For Fiscal 2011, the Company recorded an unrealized gain of $25,778 (Fiscal 2010: an unrealized loss of $5,752; Fiscal 2009: an unrealized gain of $10,600), on available-for-sale securities recognized in accumulated other comprehensive income.

The fair value of the Company's available-for-sale securities, at July 31, 2011 is as follows:

The fair value of the Company's available-for-sale securities, at July 31, 2010 is as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 4:            INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company's inventory value at July 31, 2011 is as follows:

During Fiscal 2011, the Company did not incur a net realizable value write-down of inventory.

NOTE 5:            MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2011, the Company had mineral rights covering 41,225 acres located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and an additional 247,000 acres located in Paraguay. These mineral rights were acquired for the purposes of uranium exploration, development and mining at a cost of $17,442,713, including $12,883,800 representing the fair value of non-cash consideration and $1,798,387 representing the present value of the retirement obligation associated with the Palangana Mine, net of $1,713,504 in impairment charges. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2011, annual maintenance payments of approximately $489,995 were required to maintain these mineral rights.

During Fiscal 2010, the Company sold its 49% interest in Cibola Resources, LLC for a cash payment of $11.0 million. As a result, the Company recorded an $8,534,081 gain on the sale of assets which is reported as discontinued operations.

Palangana Mine, Texas

On December 18, 2009, the Company acquired the Palangana Mine as part of the STMV Acquisition with an estimated fair value of $3,911,800 at acquisition. The Palangana Mine is an 8,076 acre property located approximately 100 miles south of the Hobson Processing Facility.

Upon commencement of production during the second quarter of Fiscal 2011, the Company began depreciating and depleting the capitalized costs, which includes a reclamation liability of $1,798,387, of the Palangana Mine over forty-two months. At July 31, 2011, capitalized costs totaled $5,710,187, less accumulated depreciation and depletion of $360,418, for a net book value of $5,349,769.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

Goliad Project, Texas

On October 11, 2005, the Company entered into a mineral asset option agreement (the "Moore Option") granting the Company the right to acquire title to the leases totaling 2,342 acres, encompassing the Goliad Project. The Goliad Project is located in south Texas near the northeast end of the extensive South Texas Uranium trend. At July 31, 2011, capitalized costs totaled $8,689,127.

Salvo Project, Texas

On November 29, 2010, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 4,965 acres. The leases have a minimum term of five years with provisions for extensions. At July 31, 2011, capitalized costs totaled $303,645.

Nichols Project, Texas

On January 13, 2007, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 1,041 acres. The leases have a minimum term of five years with provisions for extensions. At July 31, 2011, capitalized costs totaled $154,774.

Los Cuatros Project (formerly New River Project), Arizona

On January 25, 2010, the Company executed an amendment to the underlying purchase agreement to acquire 640 acres of mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the mineral claims. At July 31, 2011, capitalized costs totaled $257,250.

Todilto Project Joint Venture, New Mexico

Effective January, 14, 2009, the Company entered into an Option and Joint Venture Agreement (the "Agreement") with Uran Limited of Perth, Australia over a certain area of the Company's Todilto Project located in New Mexico. Uran Limited may earn a 65% interest in the area by:

  making an initial cash payment of $75,000 to the Company (received);

  incurring project exploration expenditures of $100,000 in year one (completed), $200,000 in year two (completed), $300,000 in year three, $400,000 in year four and $500,000 in year five, for total aggregate exploration expenditures of $1,500,000;

  completion of a feasibility study; and

  issuing and delivering to the Company an initial 1,000,000 common shares of Uran Limited (received) and a further 750,000 shares each in year two (received), year three (received) and year four, for total aggregate issuance of 3,250,000 common shares of Uran Limited.

Uran Limited can withdraw from the Agreement after expenditures of $250,000. At July 31, 2011, capitalized costs totaled $182,320.

Colonel Oviedo Project, Paraguay

Pursuant to a Share Exchange Agreement dated May 11, 2011 (the "Agreement") which closed on May 24, 2011, the Company acquired a 100% legal and beneficial interest in two unencumbered prospecting permits covering 247,000 acres located in the area of Coronel Oviedo, Paraguay, subject to a 1.5% gross overriding royalty through the acquisition of a private Paraguayan company. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%). In accordance with the Agreement, the Company issued 225,000 restricted common shares as total consideration. The Company has accounted for the acquisition under ASC 360, Property, Plant and Equipment as an asset acquisition and at July 31, 2011, capitalized costs totaled $880,579.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

Mineral rights and property acquisition costs consist of the following:

During Fiscal 2011, the Company incurred an impairment charge of $143,396 (Fiscal 2010: $43,600; Fiscal 2009: $1,223,038). The impaired properties in the current period are comprised of the Monument Canyon property located in Utah and the Carrizo, Devillier and Maetze properties located in Texas. During the Company's review of its mineral rights and properties, four properties were determined to be non-critical, resulting in the impairment charge. The total impairment charge incurred to date is $1,713,504 (July 31, 2010 - $1,570,108) on cumulative acquisition costs of $19,156,217 (July 31, 2010 - $15,244,508).

The estimated depreciation and depletion of intangible assets for the next five fiscal years is as follows:

Refer to Note 15: Subsequent Events.

Mineral property expenditures on a regional basis are as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 6:            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Hobson Processing Facility

On December 18, 2009, the Company acquired the Hobson Processing Facility ("Hobson") as part of the STMV Acquisition with an estimated fair value of $6,529,928 at acquisition. Hobson is located in Karnes County, Texas about 100 miles northwest of Corpus Christi and was originally licensed and constructed in 1978. Hobson is designed to process uranium-loaded resins from satellite facilities, such as the Palangana Mine, to the final U3O8 product.

Upon commencement of processing the uranium-loaded resins from the Palangana Mine in the second quarter of Fiscal 2011, the Company began depreciating the capitalized costs of Hobson, which includes a reclamation liability of $329,928, on a straight-line basis over a ten-year period. At July 31, 2011, capitalized costs totaled $6,529,928, less accumulated depreciation of $106,832, for a net book value of $6,423,096.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 7:            RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. Reclamation deposits consist of the following:

NOTE 8:            LOAN RECEIVABLE

On April 11, 2011, the Company provided a senior secured loan in the amount of $300,000 to Concentric Energy Corp. ("Concentric") of which $200,000 was utilized to repay a secured loan owed to Global Uranium Corp., with the remainder for general corporate purposes towards the completion of the Company's acquisition of Concentric.

Refer to Note 15: Subsequent Events.

NOTE 9:            DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2011, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $122,701 (Fiscal 2010: $151,797 and Fiscal 2009: $108,873), in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $221,680 (Fiscal 2010: $777,000 and Fiscal 2009: $Nil), in finder's fees related to private placements and expenses associated with administrative services paid to a company controlled by a current director.

The outstanding balance at July 31, 2011 is $8,287 (2010: $Nil).

NOTE 10:          ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine, and Mt. Lucas and Tex-1 projects from the STMV Acquisition.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

.

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

NOTE 11:          CAPITAL STOCK

Capital Stock

The Company's capital stock at July 31, 2011 was 750,000,000 authorized common shares with a par value of $0.001 per share.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

Share Transactions

(1) 190,000 options were exercised on a cashless basis resulting in 96,391 net shares issued.

(2) 268,625 options were exercised on a cashless basis resulting in 123,581 net shares issued.

(3) Included in the amounts are shares issued pursuant to a reclamation settlement agreement associated with Mt. Lucas (15,000 shares @ $3.60 per share) and shares issued as a performance bonus (10,000 shares @ $2.60 per share). The remaining amounts are for normal service agreements.

(4) On October 26, 2010, the Company completed a private placement of 8,111,313 units at a price of $3.40 per unit for gross proceeds of $27,578,464 (net proceeds of $25,654,398 after share issuance costs of $1,924,066). Each unit is comprised of one common share of the Company and one half of one non-transferable share purchase warrant, each whole warrant entitling the holder to purchase an additional common share of the Company at a price of $3.95 per share for a one year period. In accordance with the terms of the private placement, the Company filed a Registration Statement with the SEC which was declared effective on December 9, 2010.

(5) Refer to Note 5 - Colonel Oviedo Project, Paraguay

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares at July 31, 2011, and the changes during the period, is presented below:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

The aggregate intrinsic value ("AIV") under the provisions of ASC 718 of the outstanding warrants at July 31, 2011 was estimated at $1,180,000.

Stock Options

At July 31, 2011, the Company has two Stock Option Plans as follows:

  2005 Stock Option Plan: The number of common shares available for issuance under this plan is 10,000,000 shares; and

  2009 Stock Option Plan: The number of common shares available for issuance under this plan is 7,000,000 shares.

A summary of the Company's stock option grants for Fiscal 2011 is presented below:

A continuity schedule of outstanding stock options for the underlying common shares at July 31, 2011, and the changes during the period, is presented below:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

The AIV under the provisions of ASC 718 of all outstanding options at July 31, 2011 was estimated at $13,949,763 (vested: $13,319,142 and unvested: $630,621).

A summary of options outstanding and exercisable at July 31, 2011:

Stock Based Compensation

A summary of stock based compensation expense for Fiscal 2011:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

(1) Certain stock based compensation was reallocated to inventory ($193,489) and to asset retirement obligation liabilities ($54,000).

NOTE 12:          COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $19,350. All agreements are on a month-to-month basis with the exception of the Corpus Christi office lease which expires in August 2012. The Company also has consulting agreements which expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

The Company is committed to pay its key executives a total of $758,596 per year for management services.

In June 2011, the Company entered into a multi-year uranium sales contract requiring the delivery of a total 300,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery.

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the STMV Acquisition for an unspecified amount. The STMV Acquisition agreement states the claimant is entitled to the difference between the estimated $2.2 million reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual amounts are less than the $2.2 million, once a clearance certificate has been granted by the Texas Commission on Environmental Quality ("TCEQ"). The Company believes it has complied with all of the terms related to the STMV Acquisition agreement as UEC's current reclamation costs associated with Mt. Lucas are greater than $2.3 million, coupled with an additional reclamation costs of $126,000 expected. As well, UEC has not obtained a clearance certificate from the TCEQ and therefore intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. Currently, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 13:          SUPPLEMENTAL CASH FLOW INFORMATION

No income tax or interest has been paid to date.

Pursuant to a Share Exchange Agreement dated May 11, 2011 (the "Agreement") which closed on May 24, 2011, the Company acquired from a private company, a Paraguayan company, which holds a 100% legal and beneficial interest in two unencumbered prospecting permits covering 247,000 acres located in the area of Coronel Oviedo, Paraguay. In accordance with the Agreement, the Company issued 225,000 restricted common shares as total consideration.

NOTE 14:          INCOME TAXES

At July 31, 2011, the Company had United States and Canadian net operating loss carry-forwards of approximately $55.7 million and CDN $2.6 million, respectively, that may be available to reduce future years' taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

The Company has incurred taxable losses for all years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

The components of loss from continuing operations before income taxes, by tax jurisdiction, were as follows:

The Company's deferred tax assets are as follows:

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's United States net operating loss carry-forwards expire as follows:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

For U.S. federal income tax purposes, a change in ownership under IRC Section 382 may have occurred in a prior year. If an ownership change has occurred, the utilization of these losses against future income would be subject to an annual limitation. The annual limitation would be equal to the value of the Company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

The Company's Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

NOTE 15:          SUBSEQUENT EVENTS

The Company had the following material subsequent events to report:

  On August 19, 2011, the Company filed a Form S-3 "Shelf" Registration Statement that became effective September 2, 2011, which provides for the offer and sale of certain securities, including common stock, of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million;

  Pursuant to a Data Purchase and Sale Agreement dated August 19, 2011 which closed on September 7, 2011, the Company purchased certain database covering the Goliad formation from Uranium One Inc. for total consideration of $900,000, comprised of a cash payment of $400,000 and the issuance of 159,326 restricted common shares of the Company valued at $3.14 per common share; and

  Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 which closed on September 9, 2011 (the "Merger Agreement"), the Company merged with Concentric Energy Corp. ("Concentric"). The sole purpose of the merger was to acquire Concentric's undivided 100% interest in the Anderson Property located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric's shareholders received 0.1075 of one share of the Company's common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 common shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 common shares of the Company exercisable at prices ranging from $9.30 to $65.12 per common share to the former holders of Concentric share purchase warrants. Preliminary analysis suggests the Company will account for the acquisition under ASC 360, Property, Plant and Equipment as an asset acquisition.

Pursuant to an Acquisition Agreement dated April 11, 2011, as amended on June 24, 2011, which closed on September 9, 2011 (the "Acquisition Agreement") concurrently with the Merger Agreement, the Company was assigned all of Global Uranium Corp.'s ("Global") rights and interests under the terms and conditions of an Option and Joint Venture Agreement dated April 13, 2010 between Concentric and Global with respect to the Anderson Property. In accordance with the Acquisition Agreement, the Company provided the following consideration to Global:

URANIUM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

    an initial cash payment of $150,000;

    a further cash payment of $200,000 representing repayment in full of a secured loan between Global and Concentric thereby releasing and assigning to the Company the security previously granted by Concentric to Global (Refer to Note 8); and

    upon closing, a final cash payment of $150,000 and the issuance of 350,000 restricted common shares of the Company.

During Fiscal 2011, the Company incurred $259,416 of costs related to the acquisition of Concentric and has reported these costs under Mineral Rights and Properties on the Consolidated Balance Sheets.

On October 4, 2011, the Company entered into a Settlement Agreement and Mutual Release with certain Series A convertible debenture holders (the "Petitioners") involved in an involuntary bankruptcy petition originally filed against Concentric in June 2010. The Company agreed to pay in cash $1.05 million to the Petitioners as full settlement of the convertible debentures which includes filing for dismissal of the involuntary bankruptcy petition.

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

As of July 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at July 31, 2011 such internal controls and procedures were effective.

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

Changes in Internal Controls

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

Not applicable.

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date hereof are as follows:

Name	Age	Position with the Company
Amir Adnani	33	President, Chief Executive Officer, Principal Executive Officer and a director
Alan P. Lindsay	61	Chairman and a director
Harry L. Anthony	64	Chief Operating Officer and a director
Mark Katsumata	45	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Ivan Obolensky	86	Director
Erik Essiger	46	Director
Vincent Della Volpe	69	Director
David Kong	65	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Alan P. Lindsay. Mr. Lindsay a co-founder of Uranium Energy Corp. has served as Chairman of the Company since December 2005. He is also a founder of MIV Therapeutics Inc. ("MIVI") and from 2000 to 2010 has been the Chairman of MIVI where he also served as President and CEO until January 2008. MIVI is a publicly traded bio-medical company recently awarded the prestigious Frost and Sullivan 2005 and 2008 Award for Technology Innovation in the field of Medical Coatings and in 2006 MIVI was appointed to Fortune 500's Top 100 Nanotechnology Companies.  Mr. Lindsay was a founder of AZCO Mining and served as chairman, president and CEO of AZCO from 1992 to 2000. The company was listed on the Toronto and American Stock Exchanges. During his tenure at AZCO, the Company sold the Sanchez copper deposit to Phelps Dodge for $55 million and established a joint venture with Phelps Dodge on the Piedras Verdes copper deposit with 2.1 billion pounds of copper reserves. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with significant gold discoveries. Mr. Lindsay was chairman of TapImmune from December 2005 through July 2009 and helped reorganize the company and arranged for the acquisition of the technology from The University of British Columbia.

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

Harry L. Anthony. Mr. Anthony has been our Chief Operating Officer and a director since February 2006.  Mr. Anthony has over forty years of industrial, hydro-metallurigal experience; the past thirty-five years in the uranium mining industry.  From approximately 1997 to February, 2006, Mr. Anthony had been a consultant through Anthony Engineering Services for several major uranium companies and international agencies, which duties generally include project evaluation, operations "trouble shooter" and technical and financial expert.  From approximately 1990 through 1997, Mr. Anthony was a senior vice president of Uranium Resources, Inc., where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design.  His duties also included oversight of construction, technical aspects, and daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations.  Mr. Anthony also previously served as the vice-president of engineering/engineering manager of Uranium Resources, Inc., and a project superintendent and project engineer for Union Carbide Corp.  Mr. Anthony was on the board of directors of Uranium Resources, Inc. from 1984 through 1994.  He is the author of several publications and the recipient of the awards "Distinguished Member of the South Texas Mineral Section of AIME -1987" and "1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce".  Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University.  Mr. Anthony is not a director or officer of any other U.S. reporting company.

Mark A. Katsumata. Mr. Katsumata was a director of Uranium Energy Corp. and the Chairman of our Audit Committee from May 11, 2009 until January 5, 2011. Since January 5, 2011 Mr. Katsumata has served as our Secretary, Treasurer and Chief Financial Officer. Mr. Katsumata has served as a Chief Financial Officer and Vice President, Finance of several NYSE Amex, TSX and TSX Venture Exchange companies. Mr. Katsumata has over 20 years of experience related to the mining industry and has been a member in good standing of the Certified General Accountants' Association of British Columbia and Canada since 1997. During the past five years, Mr. Katsumata was the Chief Financial Officer of Candente Resource Corp., a TSX listed base and precious metals explorer, and the Chief Financial Officer/Vice President, Finance of each of Denison Mines Corp., an NYSE Amex and TSX listed uranium producer and explorer, and Fortress Minerals Corp., a TSX Venture Exchange listed precious metals explorer.

Erik Essiger. Mr. Essiger became a director of Uranium Energy Corp. and a member of our Audit Committee on August 23, 2006.  Mr. Essiger has over 25 years of experience in corporate finance, strategy development and restructuring projects across a wide variety of sectors, including industrial, business services, retail and consumer goods. During the past five years, Mr. Erik Essiger has been Chairman & CEO of The Emirates Capital Limited.
Prior to founding Emirates Capital, Mr. Essiger founded SCP SWISS CAPITAL-PARTNERS AG, a corporate finance boutique in Switzerland, which has since been integrated into Emirates Capital. Prior to that, Mr. Essiger was Senior Manager at PricewaterhouseCoopers (PwC) Transaction Services Strategy Group in Frankfurt, focusing on commercial due diligence, strategy consulting and lead advisory. He acted as Board member of a venture capital company and as Managing Director of a number of corporates. Mr. Essiger has extensive international experience in Germany, Russia, Hong Kong and Switzerland and was previously a member of the German-Russian co-operation council. Mr. Essiger received his MBA in Business Administration from J.W.-Goethe University, Frankfurt, Germany.

Ivan Obolensky. Mr. Obolensky has 40 years' experience in the investment banking business as a financial analyst, with specific expertise in the defense aerospace, oil and gas, nuclear power, metals and minerals, publishing and high technology industries. He has been an executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, and CB Richard Ellis Mosley Hallgarten. Since November 1990 to date, Mr. Obolensky has been Vice President of Shields & Company, an Investment Bank and Member of the New York Stock Exchange. Ivan Obolensky is a Registered Investment Advisor and a member of the New York Society of Security Analysts. He has made frequent appearances as a guest on CNBC, CNNfn, and Bloomberg TV. Mr. Obolensky is also a member of various foundations and philanthropic organizations, and serves as Chairman and CEO of the Soldiers' Sailors' Marines' and Airmen's Club in New York. He is a graduate of Yale University and a retired Lieutenant (Junior Grade) in the U.S. Naval Air Corps.

Vincent Della Volpe. Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and senior vice president of the YMCA Retirement fund in New York. Throughout his career Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University. From 2006 to 2011, Mr. Della Volpe served as a director of Gold Canyon Resources, Inc., a junior natural resources company incorporated in British Columbia, Canada, listed on the TSX Venture Exchange. Mr. Della Volpe has been retired since March 2003.  During the prior 11 years he was employed by the YMCA Retirement Fund.

David Kong. Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation in British Columbia in 1978 and U.S. CPA (Illinois) designation in 2002. From 1981 to 2004, he was a partner at Ellis Foster Chartered Accountants and a partner at Ernst & Young LLP from 2005 to 2010. Currently, Mr. Kong is a director of Hana Mining Ltd., Channel Resources Ltd., CIBT Education Group Inc., New Pacific Metals Corp., Uranium Energy Corp. and Brazil Resources Inc. Mr. Kong is a Certified Director (ICD.D) of the Institute of Corporate Directors.

Advisory Board

We have also established an Advisory Board currently comprised of Mr. Jon Indall, Dr. John D. Nelson, Mr. Anthony J. Thompson, Miss Katherine Armstrong, Mr. Tom Pool, Dr. Bernie D. Schmeling and Carlos Figueredo. The purpose of the Advisory Board is to provide support in our search and acquisition of uranium properties, and for the design, permitting and reclamation of our uranium properties.

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

We have also established a special Advisory Board currently comprised of Dr. Bernie D. Schmeling and Calos Figueredo. This special advisory board focuses on Paraguay to bolster company's management capabilities in Latin America.

Dr. Bernie D.Schmeling. Dr. Schmeling, currently Chief Operating Officer of Semin S.A., is a professional geophysicist and has more than 35 years of experience in exploration programs worldwide and mining projects for uranium and other commodities. Previously, he was a member of the original Uranerz team as a senior and chief geophysicist for 19 years. During this period, he was closely involved, starting in 1975, with the discovery and development of the major uranium deposit at Key Lake in Saskatchewan, Canada. For 13 years, he managed all geophysical programs as well as all contracted work including all drill hole data evaluations and U3O8-grade calculations. This work included studies of radiometric disequilibrium factors and density determinations for the U3O8 resource calculations at diverse sandstone deposits in Texas, Wyoming, Nebraska, Colorado and other states. Since 2006, he has been fully involved in the exploration and development activities of Semin S.A. in Paraguay and other South American countries. Dr. Schmeling is recognized internationally as one of the few leading experts in uranium exploration including ISR exploration.

Carlos Figueredo. Mr. Figueredo has 25 years of experience in mineral and oil exploration in Paraguay as Chief Geologist and Assistant Mineral Exploration Manager of Semin S.A. He formerly worked for Anschutz Corporation during its initial exploration efforts in Paraguay. He played a pivotal role in the development of the Coronel Oviedo project, as well as discoveries of other commodities in eastern Paraguay.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Audit Committee

Our board of directors has established an Audit Committee, comprised of David Kong, Vincent Della Volpe and Ivan Obolensky. The Audit Committee operates pursuant to a charter adopted by the board.

David Kong, Vincent Della Volpe and Ivan Obolensky are "independent" directors of the Company as that term is defined in Rule 121 of the NYSE Amex Equities exchange listing standards. The board of directors of the Company has determined that David Kong qualifies as an audit committee financial expert pursuant to SEC rules.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2011, except that Vincent Della Volpe, one of our directors, made one late Form 4 filing with respect to one transaction (an option grant to him) during our fiscal year ended July 31, 2011.

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

In determining the compensation for Messrs. Adnani, Anthony and Katsumata, the Compensation Committee considered compensation paid to other executive officers of other companies within the industry, the executive's performance in meeting goals, and the complexity of the management position and the experience of the person. Of the amount of the compensation paid to the executive officer, the majority of the compensation was in the form of options. The number of options granted was determined in large part due to the financial condition of the Company which currently has no revenues. The Compensation Committee did not have a specific formula to determine the amount of the executive compensation and what portion of such compensation would be in the form of cash and equity securities. Therefore, the determination of an executive salary including the amount of cash and equity securities may be considered arbitrary taking into account the foregoing factors.

Similarly, directors receive cash compensation for their service as such, as well as options. The number of options granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2011, 2010 and 2009 (the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Non-Quali-fied De-ferred Com-pen-sation Earn-ings ($)	All Other Com-pen-sation ($)	Total ($)(3)
Amir Adnani, President and Chief Executive Officer	2011 2010 2009	334,630 (1) 279,741 (1) 233,134 (1)	250,000 140,000 -	- - -	463,737 (2) 490,000 (2) 44,750 (2)	- - -	- - -	- - -	1,048,367 909,741 277,884
Harry L. Anthony, Chief Operating Officer	2011 2010 2009	283,741 (1) 258,365 (1) 218,694 (1)	250,000 140,000 -	- - -	463,737 (2) 490,000 (2) 44,750 (2)	- - -	- - -	- - -	997,478 888,365 263,444
Pat Obara, former Secretary, Treasurer and Chief Financial Officer	2011 2010 2009	78,347 (1) 147,774 (1) 129,529 (1)	114,677 56,000 -	- - -	278,242 (2) 294,000 (2) 26,750 (2)	- - -	- - -	- - -	471,266 497,774 156,279
Mark Katsumata, Secretary, Treasurer and Chief Financial Officer	2011 2010 2009	88,019 (1) - -	- - -	- - -	125,209(2) - -	- - -	- - -	- - -	213,228 - -

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

Stock Options Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended July 31, 2011 as follows:
Name	Grant Date	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value of Option
Amir Adnani, President and Chief Executive Officer	August 13, 2010	250,000	$2.43	$463,737
Harry L. Anthony, Chief Operating Officer	August 13, 2010	250,000	$2.43	$463,737
Pat Obara, former Chief Financial Officer	August 13, 2010	150,000	$2.43	$278,242
Mark Katsumata, Chief Financial Officer	August 13, 2010	67,500	$2.43	$125,209

The following table sets forth information as at July 31, 2011, relating to options that have been granted to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexer-cisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expir-ation Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Mar-ket Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Awards: Number of Un-earned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amir Adnani, President and CEO	202,500 225,000 250,000 250,000 250,000	- - - - -	- - - - -	0.33 0.45 0.45 2.40 2.43	12/20/15 01/01/17 04/07/18 08/26/19 08/12/20	- - - - -	- - - - -	- - - - -	- - - - -
Harry L. Anthony, Chief Operating Officer	202,500 72,500 225,000 250,000 250,000 250,000	- - - - - -	- - - - - -	0.33 0.33 0.45 0.45 2.40 2.43	12/20/15 02/01/16 01/01/17 04/07/18 08/26/19 08/12/20	- - - - - -	- - - - - -	- - - - - -	- - - - - -
Pat Obara, former Chief Financial Officer	180,000 25,000 125,000 150,000 150,000	- - - - -	- - - - -	0.45 0.45 0.45 2.40 2.43	10/10/16 01/02/17 04/07/18 08/26/19 08/13/20	- - - - -	- - - - -	- - - - -	- - - - -
Mark Katsumata, Chief Financial Officer	75,000 75,000 67,500	- - -	- - -	1.50 2.40 2.43	05/08/19 08/26/19 08/12/20	- - -	- - -	- - -	- - -

Long Term Incentive Plans

The Company does not maintain any long-term incentive plans, including, without limitation, any pension or other contribution plan.

Directors Compensation Table

The following table sets forth information relating to compensation paid to our directors in the year ended July 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Alan P. Lindsay, Chairman	108,000(1)	-	166,945(2)	-	-	-	274,945
Amir Adnani	-	-	-	-	-	-	-
Harry L. Anthony	-	-	-	-	-	-	-
Erik Essiger	42,721	-	125,209(2)	-	-	-	167,930
Ivan Obolensky	30,000	-	83,473(2)	-	-	-	113,473
Vincent Della Volpe	30,000	-	83,473(2)	-	-	-	113,473
Mark Katsumata	23,053	-	125,209(2)	-	-	-	148,262
David Kong	14,670	-	289,681(2)	-	-	-	304,351

(1) Alan P. Lindsay received monthly fees through July 31, 2011, for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(2) This amount represents the fair value of the shares at the time of issuance. See note 12 to our financial statements contained herein.

(3) This amount represents the fair value of options at the date of grant or repriced during the year, estimated using the Black-Scholes option pricing model. See Note 12 to our financial statements contained herein.

(4) As of July 31, 2011 our directors held options to acquire an aggregate of 3,602,500 shares of our common stock: Alan P. Lindsay 1,040,000 options, Amir Adnani 1,177,500 options, Harry L. Anthony 1,250,000 options, Erik Essiger 142,500 options, Ivan Obolensky 195,000 options, Vincent Della Volpe 245,000 options, and David Kong 75,000 options.

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

Erik Essiger, Ivan Obolensky, Vincent Della Volpe and David Kong are independent directors of the Company. Mr. Essiger serves as Chairman of the Company's Compensation Committee and Mr. Kong serves as Chairman of the Company's Audit Committee. The independent directors are retained on a yearly basis for their service and are paid quarterly based on their annual retainer fees, which are as follows:

  Erik Essiger (Euro 20,000 per year);

  Ivan Obolensky (US$20,000 per year);

  Vincent Della Volpe (US$20,000 per year); and

  David Kong (CAD$25,000 per year).

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

Katsumata Executive Employment Services Agreement

On January 5, 2011, UEC's Board of Directors approved an Executive Employment Services Agreement (the "Katsumata Agreement") with Mark A. Katsumata, UEC's Secretary, Treasurer and Chief Financial Officer.

Pursuant to the terms of the Katsumata Agreement, Mr. Katsumata will perform such duties and responsibilities as an executive employee as set out in the Katsumata Agreement. In consideration for Mr. Katsumata's services, UEC has agreed to (i) pay Mr. Katsumata a monthly fee in the amount of CDN$12,500; and (ii) subject to applicable rules and policies of relevant regulatory authorities and applicable securities legislation and UEC's stock option plans, grant to Mr. Katsumata incentive stock options to purchase not less than 217,500 common shares; at an exercise price of U.S. $1.50 per option share with respect to not less than 75,000 of the option shares, at an exercise price of U.S. $2.40 per option share with respect to not less than a further 75,000 of the option shares and at an exercise price of U.S. $2.43 per option share with respect to the balance of the option shares; and exercisable for a period of not less than ten years from the date of grant in each instance.

Mr. Katsumata's initial term of employment under the Katsumata Agreement will end on January 5, 2013 (such period, the "Initial Term"). The Katsumata Agreement is subject to automatic renewal unless UEC provides written notice of an intention not to renew the Katsumata Agreement no later than 90 days prior to the end of the then-current term of the Katsumata Agreement. Mr. Katsumata may terminate the Katsumata Agreement upon 60 days prior written notice to UEC. The Katsumata Agreement provides that UEC may terminate Mr. Katsumata's employment without cause, in which event Mr. Katsumata will be entitled to continue to receive the compensation he would have been entitled to until the end of the Initial Term. In addition, either UEC or Mr. Katsumata may terminate the Katsumata Agreement for cause upon 14 days prior written notice under certain circumstances described in the Katsumata Agreement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 11, 2011, there were 75,255,013 shares of common stock issued and outstanding.
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Amir Adnani 320 - 1111 West Hastings Street Vancouver, B. C., Canada, V6E 2J3	3,015,801(2)	3.9%
Alan P. Lindsay 2701 - 1500 Hornby Street Vancouver, B. C., Canada, V6Z 2R1	2,371,287(3)	3.1%
Harry L. Anthony P.O. Box 1328 Kingsville, TX, U.S.A., 78364	2,162,500(4)	2.8%
Erik Essiger P.O. Box 37491, Dubai, UAE	617,500(5)	*
Ivan Obolensky 425 East 79th Street New York, NY, U.S.A., 10021	238,419(6)	*
Vincent Della Volpe 32 Evergreen Drive, Lincoln Park, NJ, U.S.A., 07035	270,000(7)	*
David Kong 7440 Afton Drive Richmond, B.C., Canada V7A 1A3	100,000(8)
Mark Katsumata 14447 Blackburn Crescent White Rock, B.C., Canada, V4B 3A3	272,339(9)	*
All executive officers and directors as a group (8 persons)	9,047,846(10)	11.3%
Major Shareholders:
Oppenheimer Funds, Inc. Two World Financial Center 225 Liberty St., New York, NY 10281	4,320,034	5.7%

*          Less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report.  As of October 11, 2011, there were 75,255,013 shares issued and outstanding.

(2) This figure includes (i) 1,745,301 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani's wife, (iii) 1,267,500 stock options to purchase shares of our common stock.

(3) This figure includes (i) 1,142,787 shares of common stock, (ii) 163,500 shares of common stock held of record by Alan P. Lindsay's wife, (iii) 1,065,000 stock options to purchase shares of our common stock.  Mr. Lindsay is the father-in-law of Amir Adnani.

(4) This figure includes (i) 822,500 shares of common stock, (ii) 1,340,000 stock options to purchase shares of our common stock.

(5) This figure includes (i) 450,000 shares of common stock, (ii) 167,500 stock options to purchase shares of our common stock.

(6) This figure represents (i) 18,419 shares of common stock, and (ii) 220,000 stock options to purchase shares of our common stock.

(7) This figure represents 270,000 stock options to purchase shares of our common stock.

(8) This figure represents 100,000 stock options to purchase shares of our common stock.

(9) This figure includes (i) 4,839 shares of common stock, (ii) 267,500 stock options to purchase shares of our common stock.

(10) This figure includes (i) 4,350,346 shares of common stock, and (ii) 4,697,500 stock options to purchase shares of our common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended July 31, 2011, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $122,701 in general and administrative costs paid to companies controlled by a direct family member of a current officer (Mr. Adnani).

  Incurred $179,904 in finder's fees related to private placements paid to a company controlled by a current director (Mr. Essiger).

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

Adnani Executive Services Agreement

On July 1, 2006, our Board of Directors authorized and approved an executive services agreement between us and Amir Adnani, as amended by letter agreement dated July 1, 2007, which provided for an initial term expiring July 1, 2009. On July 23, 2009 our Board of Directors approved the entering into a further amended and restated executive services agreement (the "Adnani Agreement") with Amir Adnani Corp. (the "Consultant") with a term expiring on July 23, 2012. Pursuant to the terms and provisions of the Adnani Agreement: (i) through the Consultant, Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; (ii) we shall pay to the Consultant a monthly fee of $19,167; and (iii) we shall grant to the Consultant incentive stock options to purchase not less than 365,000 shares at an exercise price of not more than $0.33 per share and exercisable for a period of not less than 10 years from the date of grant. The Adnani Agreement is subject to automatic renewal unless either the Company or Mr. Adnani provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then-current term.

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

Katsumata Executive Employment Services Agreement

On January 5, 2011, UEC's Board of Directors approved an Executive Employment Services Agreement (the "Katsumata Agreement") with Mark A. Katsumata, UEC's Secretary, Treasurer and Chief Financial Officer.

Pursuant to the terms of the Katsumata Agreement, Mr. Katsumata will perform such duties and responsibilities as an executive employee as set out in the Katsumata Agreement. In consideration for Mr. Katsumata's services, UEC has agreed to (i) pay Mr. Katsumata a monthly fee in the amount of CDN$12,500; and (ii) subject to applicable rules and policies of relevant regulatory authorities and applicable securities legislation and UEC's stock option plans, grant to Mr. Katsumata incentive stock options to purchase not less than 217,500 common shares; at an exercise price of U.S. $1.50 per option share with respect to not less than 75,000 of the option shares, at an exercise price of U.S. $2.40 per option share with respect to not less than a further 75,000 of the option shares and at an exercise price of U.S. $2.43 per option share with respect to the balance of the option shares; and exercisable for a period of not less than ten years from the date of grant in each instance.

Mr. Katsumata's initial term of employment under the Katsumata Agreement will end on January 5, 2013 (such period, the "Initial Term"). The Katsumata Agreement is subject to automatic renewal unless UEC provides written notice of an intention not to renew the Katsumata Agreement no later than 90 days prior to the end of the then-current term of the Katsumata Agreement. Mr. Katsumata may terminate the Katsumata Agreement upon 60 days prior written notice to UEC. The Katsumata Agreement provides that UEC may terminate Mr. Katsumata's employment without cause, in which event Mr. Katsumata will be entitled to continue to receive the compensation he would have been entitled to until the end of the Initial Term. In addition, either UEC or Mr. Katsumata may terminate the Katsumata Agreement for cause upon 14 days prior written notice under certain circumstances described in the Katsumata Agreement.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2011, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all of the audit and permitted non-audit services performed by Ernst & Young LLP in the year ended July 31, 2011.

ITEM 15.          EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including Concentric Disclosure Schedule pursuant thereto(34)
2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. (36)
3.1	Articles of Incorporation, as amended(1)
3.1.1	Certificate of Amendment to Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Audit Committee Charter(1)
10.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau(3)
10.2	Mineral Asset Option Agreement(3)
10.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp.(4)
10.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG(5)
10.5	Harry A. Moore Trust Agreement(5)
10.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony(6)
10.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke(5)
10.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc.(5)
10.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd.(5)
10.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani(6)
10.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau(6)

10.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis(7)
10.13	Consulting Agreement dated February 1, 2007 between the Company and Epoch Financial Group Inc. (12)
10.14	Web Services Agreement dated March 21, 2007 between the Company and Market Pathways Financial Relations Inc.(12)
10.15	Letter Option Agreement dated March 28, 2007 between the Company and Betty, Fred and Marty Holley(12)
10.16	Consulting Agreement dated March 29, 2007 between the Company and EuroXchange Consulting Ltd.(12)
10.17	Database Agreement dated April 4, 2007 between the Company and Paul Pierce(12)
10.18	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc.(11)
10.19	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.20	Limited Liability Company Members' Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp.(11)
10.21	Agency Agreement between Uranium Energy Corp. and National Bank Financial Inc., RBC Dominion Securities Inc. and Canaccord Capital Corporation dated December 12, 2007(17)
10.22	Registration Rights Agreement dated December 12, 2007 between Uranium Energy Corp. and National Bank Financial Inc.(17)
10.23	Form of Subscription Agreement between Uranium Energy Corp. and certain selling stockholders(17)
10.24	Form of Warrant Certificate(17)
10.25	Form of Registration Rights Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.26	Form of Subscription Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units(18)
10.27	Form of Warrant Certificate provided by Uranium Energy Corp. to the subscribers of the July 2008 Units(18)
10.28	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (14)
10.29	Amendment and Extension to Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (15)
10.30	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (16)

10.31	2005 Stock Option Plan of Uranium Energy Corp.(8)
10.32	Amended 2005 Stock Option Plan(9)
10.33	2006 Stock Incentive Plan of Uranium Energy Corp.(10)
10.34	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009(19)
10.35	Variation Agreement between Uran Limited and the Company dated May 28, 2009(20)
10.36	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc.(21)
10.37	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009(22)
10.38	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009(22)
10.39	Form of Warrant Certificate (23)
10.40	2009 Stock Incentive Plan(24)
10.41	Further Amended and Restated Executive Services Agreement between the Company and Amir Adnani Corp. dated July 23, 2009(25)
10.42	Further Amended and Restated Executive Services Agreement between the Company and Harry L. Anthony dated July 23, 2009(25)
10.43	Uranium Mining Lease dated October 6, 2004 (Property ID 80601) (26)
10.44	Uranium Mining Lease dated August 24, 2005 (Property ID 80602) (26)
10.45	Uranium Mining Lease dated August 24, 2005 (Property ID 80603) (26)
10.46	Uranium Mining Lease dated October 6, 2004 (Property ID 80604) (26)
10.47	Uranium Mining Lease dated November 2, 2005 (Property ID 80605) (26)
10.48	Uranium Mining Lease dated November 2, 2005 (Property ID 80606) (26)
10.49	Uranium Mining Lease dated December 19, 2005 (Property ID 80607) (26)
10.50	Uranium Mining Lease dated December 20, 2005 (Property IDs 80608 and 80609) (26)
10.51	Uranium Mining Lease dated December 20, 2005 (Property IDs 80610 and 80611) (26)

10.52	Uranium Mining Lease dated March 20, 2006 (Property ID 80612) (26)
10.53	Uranium Mining Lease dated March 20, 2006 (Property ID 80613) (26)
10.54	Uranium Mining Lease dated April 9, 2007 (Property ID 80614) (26)
10.55	Uranium Mining Lease dated April 23, 2007 (Property ID 80615) (26)
10.56	Uranium Mining Lease dated May 17, 2007 (Property ID 80616) (26)
10.57	Uranium Mining Lease dated May 29, 2007 (Property ID 80617) (26)
10.58	Uranium Mining Lease dated June 20, 2007 (Property ID 80618) (26)
10.59	Uranium Mining Lease dated August 27, 2007 (Property ID 80619) (26)
10.60	Uranium Mining Lease dated July 17, 2007 (Property ID 80621) (26)
10.61	Uranium Mining Lease dated September 25, 2007 (Property ID 80620) (26)
10.62	Uranium Mining Lease dated February 22, 2008 (Property ID 80622) (26)
10.63	Uranium Mining Lease dated June 12, 2008 (Property ID 80623) (26)
10.64	Securities Purchase Agreement between URN Resources Inc. and Uranium Energy Corp. dated October 13, 2009 (27)
10.65	Letter Agreement with Everest Exploration Inc. dated October 13, 2009 (27)
10.66	Option Agreement with Neutron Energy, Inc. dated November 5, 2009 (28)
10.67	Asset Purchase Agreement among each of Everest Exploration, Inc., Everest Resource Company, James T. Clark and Thomas M. Crain, Jr. (29)
10.68	First Amendment of Option Agreement between Uranium Energy Corp. and Neutron Energy, Inc., dated December 29, 2009 (30)
10.69	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (31)
10.70	2009 Stock Incentive Plan, as amended (32)
10.71	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (33)
10.72	Acquisition Agreement between Global Uranium Corp. and Uranium Energy Corp. (34)
10.73	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (35)

10.74	Amending Agreement to Acquisition Agreement between Global Uranium Corp. and Uranium Energy Corp. (36)
10.75	Data Purchase and Sale Agreement between Uranium One USA, Inc. and Uranium Energy Corp. (37)
23.1	Consent of Independent Auditors, Ernst & Young, LLP, filed herewith as an exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith as an exhibit

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

(28) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.

(29) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 27, 2009.

(30) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2009.

(31) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.

(32) Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.

(33) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.

(34) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 5, 2011.

(35) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.

(36) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.

(37) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:        /s/ Amir Adnani
              Amir Adnani
              President, Chief Executive Officer and a director
              Date: October 12, 2011.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/ Amir Adnani
              Amir Adnani
              President, Chief Executive Officer and a director
              Date: October 12, 2011.

By:        /s/ Mark Katsumata
              Mark Katsumata
              Secretary, Treasurer and Chief Financial Officer
              Date: October 12, 2011.

By:        /s/ Alan P. Lindsay
              Alan P. Lindsay
              Chairman and a director
              Date: October 12, 2011.

By:        /s/ Harry L. Anthony
              Harry L. Anthony
              Chief Operating Officer and a director
              Date: October 12, 2011.

By:        /s/ Ivan Obolensky
              Ivan Obolensky
              A director
              Date: October 12, 2011.

By:        /s/ Erik Essiger
              Erik Essiger
              A director
              Date: October 12, 2011.

By:        /s/ Vincent Della Volpe
              Vincent Della Volpe
              A director
              Date: October 12, 2011.

By:        /s/ David Kong
              David Kong
              A director
              Date: October 12, 2011.

__________