Form 10-Q
period 2011-10-31
URANIUM ENERGY CORP
filed 2011-12-12
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1111 West Hastings Street, Suite 320, Vancouver, B.C.	V6E 2J3
(Address of principal executive offices)	(Zip Code)

(604) 682-9775
(Registrant’s telephone number, including area code)

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer

[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 75,575,493 shares of common stock outstanding as of December 6, 2011.

__________

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011

(Unaudited)

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	October 31, 2011	July 31, 2011

CURRENT ASSETS
Cash and cash equivalents	13	$23,705,312	$30,724,051
Available-for-sale securities	3	64,673	79,126
Accounts and interest receivable		105,527	90,907
Inventories	4	3,393,762	2,775,947
Prepaid expenses and deposits		453,235	267,158
		27,722,509	33,937,189

MINERAL RIGHTS AND PROPERTIES	5	27,262,762	17,841,083
PROPERTY, PLANT AND EQUIPMENT	6	8,817,589	8,702,413
RECLAMATION DEPOSITS	7	4,849,953	4,610,300
LOAN RECEIVABLE	8	-	300,000
		$68,652,813	$65,390,985

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$3,676,632	$3,232,104
Due to related parties	9	70,039	8,287
Royalty obligations		312,000	-
Current portion of asset retirement obligations	10	644,089	675,872
		4,702,760	3,916,263

CONVERTIBLE DEBENTURES	14	1,012,247	-
ASSET RETIREMENT OBLIGATIONS	10	2,044,106	2,351,931
		7,759,113	6,268,194

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 75,260,013 shares issued and outstanding (July 31, 2011 - 73,487,337)	11	75,260	73,487
Additional paid-in-capital		161,906,106	154,564,206
Share issuance obligation		194,700	194,700
Accumulated deficit		(101,298,539)	(95,740,228)
Accumulated other comprehensive income		16,173	30,626
		60,893,700	59,122,791
		$68,652,813	$65,390,985

COMMITMENTS AND CONTINGENCIES	5, 12
SUBSEQUENT EVENTS	16

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended	Three Months Ended
	Notes	October 31, 2011	October 31, 2010

SALES		$3,120,000	$-
COST OF SALES		1,420,086	-
		1,699,914	-

EXPENSES
Mineral property expenditures	5	2,732,600	3,438,941
General and administrative	9,11	3,889,681	5,215,929
Depreciation, depletion and accretion		298,579	255,291
		6,920,860	8,910,161
LOSS BEFOREOTHER ITEMS		(5,220,946)	(8,910,161)
OTHER ITEMS
Interest income		18,798	8,501
Unrealized change in fair value of convertible debentures	14	(25,955)	-
Loss on settlement of convertible debentures	14	(330,208)	-
		(337,365)	8,501
NET LOSS FOR THE PERIOD		(5,558,311)	(8,901,660)
OTHER COMPREHENSIVE INCOME(LOSS)
(NET OF INCOMETAXES)	3	(14,453)	22,367
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,572,764)	$(8,879,293)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.07)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		74,496,759	61,274,517

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JULY 31, 2011 TO OCTOBER 31, 2011
(Unaudited)

						Accumulated
	Common Stock		Additional	Share		Other
			Paid-in	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity

Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791

Common stock
Issued pursuant to consulting service agreements	10,000	10	32,390	-	-	-	32,400

Issued pursuant to Concentric acquisition	1,603,440	1,604	5,194,194	-	-	-	5,195,798

Issued pursuant to database acquisition	159,236	159	510,989	-	-	-	511,148

Stock based compensation
Options issued for consulting services	-	-	241,636	-	-	-	241,636
Options issued for management fees	-	-	834,219	-	-	-	834,219
Options issued for wages and benefits	-	-	528,472	-	-	-	528,472

Net loss for the period	-	-	-	-	(5,558,311)	-	(5,558,311)

Unrealized gain on available-for-sale securities	-	-	-	-	-	(14,453)	(14,453)
Balance, October 31, 2011	75,260,013	$75,260	$161,906,106	$194,700	$(101,298,539)	$16,173	$60,893,700

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended	Three Months Ended
	Notes	October 31, 2011	October 31, 2010
OPERATING ACTIVITIES
Net loss for the period		$(5,558,311)	$(8,901,660)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	11	1,506,319	3,391,554
Depreciation, depletion and accretion		298,579	255,291
Unrealized change in fair value of convertible debentures	14	25,955	-
Loss on debt settlement	14	330,208	-
Changes in operating assets and liabilities
Accounts and interest receivable		(14,620)	(13,805)
Inventories	4	(289,272)	-
Prepaid expenses and deposits		(186,077)	(184,084)
Accounts payable and accrued liabilities		(816,388)	(48,280)
Royalty obligations		312,000	-
Settlement of retirement obligation	10	(371,790)	(790,084)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(4,763,397)	(6,291,068)
FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		-	25,798,053
Settlement of debt	14	(1,051,854)	-
Advances from related parties	9	61,752	136,815
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES		(990,102)	25,934,868
INVESTING ACTIVITIES
Investment in mineral rights and properties	13	(685,044)	-
Purchase of property, plant and equipment		(340,543)	(143,628)
Reclamation deposit	7	(239,653)	(1,881,557)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(1,265,240)	(2,025,185)
NET CASH FLOWS		(7,018,739)	17,618,615
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		30,724,051	21,067,662
CASH AND CASH EQUIVALENTS, END OF PERIOD		$23,705,312	$38,686,277

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

NOTE 1:               NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a partnership (collectively, the “Company”) are engaged in uranium exploration and development programs and mining operations on properties located in the United States and most recently, Paraguay.

The Company realized revenue from uranium sales during the three months ended October 31, 2011, however, it has a history of operating losses and significant negative cash flow since inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the current year, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than the current year will be dependent upon the Company’s ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company including the recoverability of the carrying values of its assets are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At October 31, 2011, the Company had working capital of $23.0 million and an accumulated deficit of $101.3 million.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information. They may not include all information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended July 31, 2011 included in the Company’s Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion on management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the upcoming fiscal year ending July 31, 2012.

NOTE 2:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp., and its subsidiary, Piedra Rica Mining S.A., UEC Concentric Merge Corp. and its subsidiary, Anderson Mining Company, URN Texas GP, LLC and URN South Texas Project, Ltd. and a partnership, South Texas Mining Venture, L.L.P. (“STMV”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Certain line items of the comparative figures have been reclassified to conform to the current period’s presentation format.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests, valuation of stock-based compensation, valuation of available-for-sale securities, net realizable valuation of inventory and valuation of convertible debentures and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to mineral property interests, depreciation of property and equipment, and amortization of mineral properties, databases and land use agreements. Actual results could differ from those estimates.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

Fair Value Measurements

The Company measures its available-for-sale securities at fair value in accordance with ASC 820 Fair Value Measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

  Level 1 – Quoted prices for identical instruments in active markets;
  Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
  Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Upon commencement of production, the project’s capitalized expenditures are depleted over proven and probable reserves using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life using the straight-line method. The Company has not established proven or probable reserves on any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Databases

Expenditures relating to mineral property databases are capitalized upon acquisition while those developed internally are expensed as incurred. Mineral property databases are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property databases are amortized using the straight-line method over a five-year period over which management believes the asset will contribute to the Company’s cash flows. Databases are included in Mineral Rights and Properties on the balance sheet.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

Land Use Agreements

Expenditures relating to mineral property land use agreements are capitalized upon acquisition. Mineral property land use agreements are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property land use agreements are amortized using the straight-line method over a ten-year period over which management believes the asset will contribute to the Company’s cash flows. Land use agreements are included in Mineral Rights and Properties on the balance sheet.

Convertible Debentures

Pursuant to ASC 815, the convertible debentures were initially measured at fair value in its entirety, without separating associated elements such as the convertible feature. Subsequent to the initial recognition, the fair value of the convertible debentures is revalued and recognized in the applicable period as an unrealized change in fair value of convertible debentures in the consolidated statements of operations and comprehensive loss.

The Company’s fair value measurement for the convertible debentures is calculated using a probability-weighted discounted cash flow model (level 3 fair value measurement) which includes the Company’s assessment of the outstanding principle, the accrued interest and the applicable discount rate. Convertible debentures are classified as a liability on the consolidated balance sheets.

Upon exercise under the convertible provision, the financial liability is derecognized and common shares of the Company would be issued at the exercise price, with any differences recorded as a gain or loss in the consolidated statement of operations and comprehensive loss.

Upon settlement of the convertible debentures, the financial liability is derecognized and any difference between the carrying value of the financial liability and the settlement amount is recorded as a gain or loss of convertible debenture settlement in the consolidated statement of operations and comprehensive loss.

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

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

Revenue Recognition

The recognition of revenue from the sale of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10-25 Revenue Recognition. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or on the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by the Company.

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

Financial Instruments

The fair values of cash and cash equivalents, reclamation deposits, other current monetary assets, accounts payable, accrued liabilities, royalty obligations and related party transactions were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates that risk by keeping deposits at major financial institutions.

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

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). Piedra Rica Mining S.A. maintains its accounting record in its local currency (Guarani). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income (loss) in the period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within other comprehensive income or on the balance sheet. The Company’s policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, ASC 740, Income Taxes, requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated to their estimated residual values using the straight-line method over their estimated useful lives as follows:

  Hobson Processing Facility - 10 years
  Computer Equipment - 3 years
  Other Equipment, Vehicles and Furniture and Fixtures - 5 years
  Leasehold Improvements - Term of lease

Recent Accounting Pronouncements

On May 12, 2011, the FASB issued ASU 2011-04 to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The ASU is not expected to have a material impact on the consolidated financial statements for the Company.

On June 16, 2011, the FASB issued ASU 2011-05 to provide two options of how to present items of net income, items of other comprehensive income and total comprehensive income: Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present other comprehensive income in the statement of stockholders’ equity. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The ASU is not expected to have a material impact on the consolidated financial statements for the Company.

NOTE 3:               AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For the three months ended October 31, 2011, the Company recorded an unrealized loss of $14,453 (three months ended October 31, 2010: unrealized gain of $22,367), on available-for-sale securities recognized in accumulated other comprehensive loss.

The fair value of the Company’s available-for-sale securities at October 31, 2011 is as follows:

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$11,739	$-	$-
Uran Limited	52,934	-	-
	$64,673	$-	$-

The fair value of the Company’s available-for-sale securities at July 31, 2011 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$24,490	$-	$-
Uran Limited	54,636	-	-
	$79,126	$-	$-

NOTE 4:               INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventory consists of the following:

	October 31, 2011	July 31, 2011
Supplies	$29,239	$39,263
Work-in-progress	539,639	505,446
Finished goods - uranium concentrates	2,824,884	2,231,238
	$3,393,762	$2,775,947

At October 31, 2011, the total non-cash component of inventory was $758,364 (July 31, 2011: $712,317). During the three months ended October 31, 2011, the Company did not incur a net realizable value write-down of inventory.

NOTE 5:               MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2011, the Company had mineral rights covering 44,283 acres located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and an additional 247,000 acres located in Paraguay. These mineral rights were acquired for the purposes of uranium exploration, development and mining at a cost of $26,192,410, net of $1,713,504 in impairment charges. The $26,192,410 acquisition costs include $22,827,183 representing the fair value of non-cash consideration and $3,365,227 representing the cash consideration provided. Included in the non-cash consideration is $1,798,387 representing the present value of the retirement obligation associated with the Palangana Mine. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At October 31, 2011, annual maintenance payments of approximately $489,995 were required to maintain these mineral rights.

Palangana Mine, Texas

On December 18, 2009, the Company acquired the Palangana Mine as part of the acquisition of STMV with an estimated fair value of $3,911,800 at acquisition. The Palangana Mine is an 8,178 acre property located approximately 100 miles south of the Hobson Processing Facility.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

Upon commencement of production in November 2010, the Company began depreciating and depleting the capitalized costs, which includes a reclamation liability of $1,798,387, of the Palangana Mine over forty-two months. At October 31, 2011, capitalized costs totaled $5,710,187, less accumulated depreciation and depletion of $497,733, for a net book value of $5,212,454.

The Company is obligated to pay royalties of up to 10% on uranium sales as specified in applicable lease agreements.

Goliad Project, Texas

On October 11, 2005, the Company entered into a mineral asset option agreement granting the Company the right to acquire title to the leases totaling 2,342 acres, encompassing the Goliad Project. The Goliad Project is located in south Texas near the northeast end of the extensive South Texas Uranium trend. At October 31, 2011, capitalized costs totaled $8,689,127.

Salvo Project, Texas

On November 29, 2010, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 4,965 acres. The leases have a minimum term of five years with provisions for extensions. At October 31, 2011, capitalized costs totaled $363,645.

Nichols Project, Texas

On January 13, 2007, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 1,348 acres. The leases have a minimum term of five years with provisions for extensions. At October 31, 2011, capitalized costs totaled $154,774.

Anderson Project, Arizona

Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 which closed on September 9, 2011 (the “Merger Agreement”), the Company merged with Concentric Energy Corp. (“Concentric”) resulting in the acquisition of an undivided 100% interest in the 7,581-acre Anderson Property located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric’s shareholders received 0.1075 of one share of the Company’s common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 common shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 common shares of the Company exercisable at prices ranging from $9.30 to $65.12 per common share to the former holders of Concentric share purchase warrants.

Pursuant to an Acquisition Agreement dated April 11, 2011, as amended on June 24, 2011, which closed on September 9, 2011 (the “Acquisition Agreement”) concurrently with the Merger Agreement, the Company was assigned all of Global Uranium Corp.’s (“Global”) rights and interests under the terms and conditions of an Option and Joint Venture Agreement dated April 13, 2010 between Concentric and Global with respect to the Anderson Property. In accordance with the Acquisition Agreement, the Company provided the following consideration to Global:

  an initial cash payment of $150,000;
  a further cash payment of $200,000 representing repayment in full of a secured loan between Global and Concentric thereby releasing and assigning to the Company the security previously granted by Concentric to Global; and
  a final cash payment of $150,000 and the issuance of 350,000 restricted common shares of the Company.

The Company accounted for the acquisition of the Anderson Project under ASC 360, Property, Plant and Equipment, as an asset acquisition. In accordance with the applicable guidance, the fair values for each of the material line items related to the acquisition are summarized as follows:

  Cash payment of $500,000;
  Issuance of 1,603,440 common shares and warrants to purchase 375,834 common shares valued at $5,195,798;

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

  Transaction costs incurred valued at $457,017;
  Assumed Concentric’s accounts payable liabilities and accrued liabilities valued at $1,241,260; and
  Assumed Concentric’s convertible debenture liabilities valued at $1,707,938.

At October 31, 2011, capitalized costs totaled $9,102,013.

Los Cuatros Project, Arizona

On January 25, 2010, the Company executed an amendment to the underlying purchase agreement to acquire 640 acres of mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the mineral claims. At October 31, 2011, capitalized costs totaled $257,250.

Todilto Project, New Mexico

Effective January, 14, 2009, the Company entered into an Option and Joint Venture Agreement with Uran Limited of Perth, Australia over a certain area of the Company’s Todilto Project located in New Mexico. Uran Limited may earn a 65% interest in the area by:

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

Uran Limited can withdraw from the project after expenditures of $250,000. At October 31, 2011, capitalized costs totaled $182,320.

Colonel Oviedo Project, Paraguay

Pursuant to a Share Exchange Agreement dated May 11, 2011 (the “Agreement”) which closed on May 24, 2011, the Company acquired a 100% legal and beneficial interest in two unencumbered prospecting permits covering 247,000 acres located in the area of Coronel Oviedo, Paraguay, subject to a 1.5% gross overriding royalty through the acquisition of a private Paraguayan company. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) . In accordance with the Agreement, the Company issued 225,000 restricted common shares as total consideration.

The Company has accounted for the acquisition of the Coronel Oviedo Project under ASC 360, Property, Plant and Equipment as an asset acquisition.

The Company entered into a Property Acquisition Agreement dated October 14, 2011 with three Paraguayan companies to acquire a 100% legal and beneficial interest in six unencumbered prospecting permits covering 740,000 acres located in the area of Coronel Oviedo, Paraguay, subject to a 1.5% gross overriding royalty. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) . Prior to closing, satisfactory due diligence must be completed by the Company and approval by the MOPC (the ministry in Paraguay with jurisdiction over mining) must be received. Upon closing, a cash payment of $7,500 and the issuance of 100,000 restricted common shares of the Company will be required.

At October 31, 2011, capitalized costs totaled $880,579.

Mineral rights and property acquisition costs consist of the following:

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

	October 31, 2011	July 31, 2011
Mineral Rights and Properties, Unproven
Palangana Mine	$5,710,187	$5,710,187
Goliad Project	8,689,127	8,689,127
Salvo Project	363,645	303,645
Nichols Project	154,774	154,774
Los Cuatros (formerly New River) Project	257,250	257,250
Anderson Project	9,102,013	427,616
Todilto Project	182,320	182,320
Colonel Oviedo Project	880,579	880,579
Other property acquisitions	852,515	837,215
	26,192,410	17,442,713
Accumulated depreciation and depletion	(497,733)	(360,418)
	25,694,677	17,082,295

Databases	2,345,038	1,433,890
Accumulated depreciation	(1,061,254)	(968,782)
	1,283,784	465,108

Land Use Agreements	375,155	375,155
Accumulated depreciation	(90,854)	(81,475)
	284,301	293,680
	$27,262,762	$17,841,083

During the three months ended October 31, 2011, the Company did not incur an impairment charge (three months ended October 31, 2010: Nil). The total impairment charge incurred to date is $1,713,504 (July 31, 2011 - $1,713,504) on cumulative acquisition costs of $27,905,914 (July 31, 2011 - $19,156,217).

Pursuant to a Data Purchase and Sale Agreement dated August 19, 2011 which closed on September 7, 2011, the Company purchased certain database covering the Goliad formation from Uranium One Inc. for total consideration of $911,148, comprised of a cash payment of $400,000 and the issuance of 159,326 restricted common shares of the Company valued at $511,148.

Mineral property expenditures on a regional basis are as follows:

	Three Months Ended	Three Months Ended
	October 31, 2011	October 31, 2010
Mineral Property Expenditures
Arizona	$140,677	$11,845
Colorado	46,041	22,655
New Mexico	10,148	23,135
Texas	2,258,166	3,364,677
Utah	-	2,874
Wyoming	13,350	13,755
Paraguay	264,218	-
	$2,732,600	$3,438,941

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

NOTE 6:               PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31, 2011	July 31, 2011
Property, Plant and Equipment
Hobson Processing Facility	$6,529,928	$6,529,928
Vehicles	1,643,597	1,615,480
Mining equipment	1,664,701	1,527,101
Computer equipment	547,280	376,275
Furniture and fixtures	185,538	183,338
Land	175,144	175,144
Leasehold improvements	9,970	8,728
	10,756,158	10,415,994
Accumulated depreciation	(1,938,569)	(1,713,581)
	$8,817,589	$8,702,413

Hobson Processing Facility

On December 18, 2009, the Company acquired the Hobson Processing Facility (“Hobson”) as part of the acquisition of STMV with an estimated fair value of $6,529,928 at acquisition. Hobson is located in Karnes County, Texas about 100 miles northwest of Corpus Christi and was originally licensed and constructed in 1978. Hobson is designed to process uranium-loaded resins from satellite facilities, such as the Palangana Mine, to the final U3O8 product.

Upon commencement of processing the uranium-loaded resins from the Palangana Mine in November 2010, the Company began depreciating the capitalized costs of Hobson, which includes a reclamation liability of $329,928, on a straight-line basis over a ten-year period. At October 31, 2011, capitalized costs totaled $6,529,928, less accumulated depreciation of $142,865, for a net book value of $6,387,063.

NOTE 7:               RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. Reclamation deposits consist of the following:

	October 31, 2011	July 31, 2011
Palangana Mine	$2,363,624	$2,117,011
Hobson Processing Facility	1,824,350	1,824,350
Mount Lucas	672,650	672,650
Arizona	15,000	15,000
Wyoming	812	811
	4,876,436	4,629,822
Service Charges	(26,483)	(19,522)
	$4,849,953	$4,610,300

NOTE 8:               LOAN RECEIVABLE

On April 11, 2011, the Company provided a senior secured loan in the amount of $300,000 to Concentric of which $200,000 was utilized to repay a secured loan owed to Global, with the remainder for general corporate purposes towards the completion of the Company’s acquisition of Concentric. Upon completion of the acquisition of the Anderson Project on September 9, 2011, the loan receivable became part of the acquisition price and the entire amount was reclassified to Mineral Rights and Properties.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

NOTE 9:               DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2011, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $34,693 (three months ended October 31, 2010: $41,075) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $112,829 (three months ended October 31, 2010: $190,126) in administrative services and associated expense reimbursements paid to a company controlled by a current director. The amount during the three months ended October 31, 2010 includes a finder’s fee for the private placement that closed in October 2010.

At October 31, 2011, amounts owed to related parties totaled $70,039 (July 31, 2011: $8,287).

NOTE 10:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine, and Mt. Lucas and Tex-1 projects from the acquisition of STMV.

	October 31, 2011	July 31, 2011
Opening balance	$3,027,803	$2,243,840
Liabilities assumed	-	1,798,387
Liabilities settled with cash	(371,790)	(1,212,942)
Liabilities settled with common shares	-	(54,000)
Accretion	32,182	126,518
Revision in estimate of asset retirement obligations	-	126,000
	2,688,195	3,027,803
Less: current portion of asset retirement obligations	(644,089)	(675,872)
. Long-term asset retirement obligations	$2,044,106	$2,351,931

	October 31, 2011	July 31, 2011
Undiscounted amount of estimated cash flows	$2,712,270	$3,677,822

Payable in years	3.25 to 8.25	3.5 to 8.5
Inflation Rate	2.25%	2.25%
Discount Rate	5.00%	5.00%

NOTE 11:             CAPITAL STOCK

Capital Stock

The Company’s capital stock at October 31, 2011 was 750,000,000 authorized common shares with a par value of $0.001 per share.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

Share Transactions

		Value per Share

	Common
Period / Description	Shares Issued	Low	High	Issuance Value
July 31, 2011 Balance	73,487,337
Service Agreements	10,000	$2.99	$3.49	$32,400
Mineral Property Acquisition (see note 5)	1,603,440	$3.20	$3.20	$5,195,798
Database Acquisition (see note 5)	159,236	$3.21	$3.21	$511,148
October 31, 2011 Balance	75,260,013

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares at October 31, 2011, and the changes during the period, is presented below:

			Weighted average
			remaining
	Number of	Weighted average	contractual term
	Warrants	exercise price	(years)

July 31, 2011 Balance	4,348,983	$3.57	0.79
Issued	375,834	16.30	1.16
Expired	(3,596,797)	(3.95)	n/a
October 31, 2011 Balance	1,128,020	$6.59	2.49

The aggregate intrinsic value (“AIV”) under the provisions of ASC 718 of the outstanding warrants at October 31, 2011 was estimated at $1,180,000.

Stock Options

At October 31, 2011, the Company has two Stock Option Plans as follows:

  2005 Stock Option Plan: The number of common shares available for issuance under this plan is 10,000,000 shares; and
  2009 Stock Option Plan: The number of common shares available for issuance under this plan is 7,000,000 shares.

A summary of the Company’s stock option grants for the three months ended October 31, 2011 is presented below:

						Expected	Risk-Free
	Options	Exercise	Term			Life	Interest	Dividend	Expected
Date / Period	Issued	Price	(Years)	Fair Value	Pricing Model	(Years)	Rate	Yield	Volatility
August 18, 2011	15,000	$3.15	10	$32,998	Black-Scholes	4	0.61%	0.00%	102.50%
September 26, 2011	1,005,000	$2.78	10	$2,070,098	Black-Scholes	4	0.65%	0.00%	112.05%
Total	1,020,000			$2,103,096

The weighted average fair value per option granted during the three months ended October 31, 2011 was $2.06.

A continuity schedule of outstanding stock options for the underlying common shares during the three months ended October 31, 2011 is presented below:

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

			Weighted average
			remaining
	Number of Stock	Weighted average	contractual term
	Options	exercise price	(years)
July 31, 2011 Balance	8,579,750	$1.79	7.40
Issued	1,020,000	2.79	9.92
Exercised	-	-	-
Forfeited	(4,500)	(2.43)	(9.00)
October 31, 2011 Balance	9,595,250	$1.91	7.44

The AIV under the provisions of ASC 718 of all outstanding options at October 31, 2011 was estimated at $14,531,628.

A summary of options outstanding and exercisable at October 31, 2011:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Outstanding at	Average Exercise	Exercisable at	Average Exercise
Range of Exercise Prices	October 31, 2011	Price	October 31, 2011	Price
$0.33 to $0.95	3,390,000	$0.41	3,390,000	$0.41
$1.50 to $2.49	3,805,250	2.40	3,535,375	2.39
$2.52 to $6.05	2,400,000	3.24	1,336,875	3.13
	9,595,250	$1.91	8,262,250	$1.70

Stock Based Compensation

A summary of stock based compensation expense, which is included in general and administrative expenses, for the three months ended October 31, 2011:

	Three Months Ended	Three Months Ended
	October 31, 2011	October 31, 2010
Stock Based Consulting Fees
Common stock issued for consulting services	$32,400	$189,224
Options issued to consultants	241,636	539,322
	274,036	728,546

Stock Based Management Fees
Options issued to management	834,219	1,790,026
	834,219	1,790,026

Stock Based Wages and Benefits
Options issued to employees	528,472	818,984
	528,472	818,984

Stock based compensation reallocation[1]	(130,408)	-
	$1,506,319	$3,337,556

(1) Stock based compensation of $130,408 was reallocated to inventory.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

NOTE 12:             COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in Arizona, New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $20,950. The office lease agreements in Arizona, New Mexico and Texas are leased and expire in October 2012, October 2013 and August 2012, respectively. The office lease agreement in Vancouver is on a month-to-month basis. The Company also has consulting agreements which expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

October 31, 2012	$542,732
October 31, 2013	40,485
October 31, 2014	-
$583,217

The Company is committed to pay its key executives a total of $758,596 per year for management services.

In June 2011, the Company entered into a multi-year uranium sales contract requiring the delivery of a total 300,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery.

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the acquisition of STMV for an unspecified amount. Pursuant to the acquisition terms, the claimant is entitled to the difference between the estimated $2.2 million in reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual costs are less than the $2.2 million, subject to the receipt of a clearance certificate from the Texas Commission on Environmental Quality which has yet to be issued. The Company believes it has complied with all of the terms related to the acquisition of STMV as current reclamation costs associated with Mt. Lucas are greater than $2.2 million. The Company intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. Currently, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

NOTE 13:             SUPPLEMENTAL CASH FLOW INFORMATION

	October 31, 2011	October 31, 2010
Cash and Cash Equivalents Consist of:
Cash in bank	$5,671,105	$33,204,807
Term deposits	18,034,207	5,481,470
	$23,705,312	$38,686,277

During the three months ended October 31, 2011, as a result of the merger with Concentric, the Company issued 1,603,440 common shares and 375,834 warrants, with a combined fair value of $5,195,798, and made cash payments totaling $500,000 as partial consideration.

NOTE 14:             CONVERTIBLE DEBENTURES

Effective September 9, 2011, as a result of the merger with Concentric, the Company assumed liability for certain Series “A” and Series “B” convertible debentures that were previously issued by Concentric in the aggregate principal amount of $1,127,020.

The Series “A” debentures, comprised of $628,376 in aggregate principal accruing interest at 15% annually, are convertible to shares of Concentric at $0.90 per share and mature on December 31, 2012. The Series “B” debentures, comprised of $498,644 in aggregate principal accruing interest at 15% annually, are convertible to shares of Concentric at $1.22 per share and mature on April 22, 2013 and May 21, 2013. On September 9, 2011, the Company estimated and recorded the fair value of the convertible debentures at $1,707,938.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

On September 26, 2011, the Company settled with a portion of the Series “A” debenture holders for cash payments totaling $1,051,854. This settlement reduced the convertible debentures by $721,646. Additionally, the Company realized a loss on debenture settlement of $330,208 on the Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended October 31, 2011, the Company recognized an unrealized change in fair value of convertible debentures of $25,955.

The fair value of the Company’s convertible debentures at October 31, 2011 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Convertible Debentures	$-	$-	$1,012,247

NOTE 15:             SEGMENT INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates. Over 90% of the assets of the Company are located in the United States. The Company completed one sale of uranium concentrates, which accounted for all the Company’s external revenue.

NOTE 16:             SUBSEQUENT EVENTS

The Company had the following material subsequent events to report:

  Pursuant to a Settlement and Release Agreement effective November 28, 2011, the Company settled a Series “B” convertible debenture in the principal amount of $450,000 plus accrued interest at 15% annually with Traxys North America, LLC (“Traxys”) for a cash payment of $318,632.

  Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended, which closed on November 30, 2011, the Company acquired from Cooper Minerals, Inc. an undivided 100% interest in the 3,520-acre Workman Creek Project located in Gila County, Arizona, subject to a 3.0% net smelter revenue royalty and annual advance royalty payments of $100,000. The Company has the exclusive right and option at any time until January 21, 2024 to acquire one-half (1.5%) of the net smelter revenue royalty for $1,000,000. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable at any time until January 21, 2024 by paying the Company the sum of $333,340. As consideration for this acquisition, the Company made cash payments totaling $84,640 and issued 300,000 restricted common shares.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q filing for the three months ended October 31, 2011 and the Form 10-K filing for the fiscal year ended July 31, 2011 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results to differ materially from any forward-looking statement made in this document. Refer to “Part II Item 1A. Risk Factors”.

Results of Operations for the Three Months Ended October 31, 2011 and 2010

General

The Company recorded a net loss for the three months ended October 31, 2011 and 2010 of $5,558,311 ($0.07 per share) and $8,901,660 ($0.15 per share) respectively. The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates. Over 90% of the assets of the Company are located in the United States. The Company completed one sale of uranium concentrates, which accounted for all the Company’s external revenue.

Revenues and Cost of Sales

The Company commenced uranium production at its Palangana Mine in November 2010. In October 2011, the Company completed its first sale of uranium under the terms of the existing offtake agreement, fulfilling 60% of the first year’s commitment. The sale was for 60,000 pounds of uranium concentrates at $52 per pound yielding revenues of $3.1 million.

Cost of sales for the uranium concentrates sold was $1.4 million. Cost of sales is determined using the weighted average cost per pound at the end of the prior month of the sale plus any royalty obligations and other direct selling costs. The weighted average cost per pound at the end of the prior month of the sale was $18 and royalty obligations totaled $312,000.

As a result, the Company generated a gross profit of $1.7 million.

Expenses

Operating expenses during the three months ended October 31, 2011 were $6,921,000 (three months ended October 31, 2010: $8,910,000). With the acquisition of the Anderson Project and the addition of the Company’s Paraguayan office, offset by a significant decrease in stock based compensation expense, overall operating expenses have decreased.

Mineral property expenditures during the three months ended October 31, 2011 were $2,733,000 (three months ended October 31, 2010: $3,439,000). These amounts include expenditures relating to property maintenance, exploration, development including permitting and all other non-production related activities on the Company’s uranium projects. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred. Mineral property expenditures were comprised primarily of Palangana Mine development costs (three months ended October 31, 2011: $1,770,000; three months ended October 31, 2010: $3,125,000), Nichols Project exploration/development costs (three months ended October 31, 2011: $150,000; three months ended October 31, 2010: $9,000), Anderson Project exploration/development costs (three months ended October 31, 2011: $119,000; three months ended October 31, 2010: $Nil) and Colonel Oviedo Project exploration costs (three months ended October 31, 2011: $264,000; three months ended October 31, 2010: $Nil).

General and administrative expenses during the three months ended October 31, 2011 were $3,889,000 (three months ended October 31, 2010: $5,216,000). General and administrative expenses were comprised of salaries, management and consulting fees (three months ended October 31, 2011: $750,000; three months ended October 31, 2010: $772,000), office, communications and travel (three months ended October 31, 2011: $1,094,000; three months ended October 31, 2010: $796,000), and professional fees (three months ended October 31, 2011: $539,000; three months ended October 31, 2010: $310,000) which have generally increased since the acquisition of the Anderson Project and the addition of the Company’s Paraguayan office. Also included in general and administrative expenses is stock-based compensation, which during the three months ended October 31, 2011 was $1,506,000 (three months ended October 31, 2010: $3,338,000). These non-cash amounts are calculated using the Black-Scholes option-pricing model and represent the fair value of stock options granted to management, employees and consultants (three months ended October 31, 2011: $1,474,000; three months ended October 31, 2010: $3,149,000) and common stock issued to consultants (three months ended October 31, 2011: $32,000; three months ended October 31, 2010: $189,000).

Depreciation, depletion and accretion during the three months ended October 31, 2011 were $299,000 (three months ended October 31, 2010: $255,000). The increase was primarily due to general exploration and development assets acquired through the normal course of business as well as the accretion of asset retirement obligations.

Production and Inventories

During the three months ended October 31, 2011, the Palangana Mine produced 67,000 pounds of uranium concentrates (three months ended October 31, 2010: Nil). During the three months ended October 31, 2011, the Hobson Facility processed 69,000 pounds of uranium concentrates, with a total of 194,000 pounds processed to October 31, 2011 since the commencement of production at the Palangana Mine.

At October 31, 2011, the total value of inventories were $3,394,000, of which $2,825,000 (83%) represents the value of finished goods - uranium concentrates, $540,000 (16%) represents the value of work-in-progress and $29,000 (1%) represents the value of supplies. The cash component(1) of the total value of inventories was $2,635,000 ($2,143,000 in finished goods - uranium concentrates, $463,000 in work-in-progress, and $29,000 in supplies) and the non-cash component(1) of the total value of inventory was $759,000. At October 31, 2011, the Company had available for sale a total of 134,000 pounds of uranium concentrates.

(1)

Cash component and non-cash component are key indicators not defined under US GAAP and are non-GAAP measures. Cash component is calculated as the total inventory value less the non-cash component of the inventory value. The non-cash component is comprised of depreciation, depletion and stock-based compensation.

Transactions with Officers and Directors

During the three months ended October 31, 2011, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $34,693 (three months ended October 31, 2010: $41,075) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $112,829 (three months ended October 31, 2010: $190,126) in administrative services and associated expense reimbursements paid to a company controlled by a current director. The amount during the three months ended October 31, 2010 includes a finder’s fee for the private placement that closed in October 2010.

At October 31, 2011, amounts owed to related parties totaled $70,039 (July 31, 2011: $8,287).

Liquidity and Capital Resources

	October 31, 2011	July 31, 2011
Cash and cash equivalents	$23,705,000	$30,724,000
Working capital	23,020,000	30,021,000
Total assets	68,653,000	65,391,000
Total liabilities	7,759,000	6,268,000
Shareholders' equity	60,894,000	59,123,000

At October 31, 2011, we had $23,705,000 in cash and cash equivalents and working capital of $23,020,000. Our net cash decreased by $7,019,000 during the three months ended October 31, 2011 compared to an increase of $17,619,000 during the three months ended October 31, 2010.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2011 was $4,763,000 (three months ended October 31, 2010: $6,291,000). Significant operating expenditures during the current period included mineral property expenditures, production costs, general and administrative costs, salaries, consulting fees, management fees and professional fees. During the three months ended October 31, 2011, the Company incurred production costs of $1,368,000 (three months ended October 31, 2010: $Nil). In addition, during the three months ended October 31, 2011, the Company incurred expenditures in the amounts of $372,000 (three months ended October 31, 2010: $790,000) for cash settlement of asset retirement obligations.

Financing Activities

Net cash used in financing activities during the three months ended October 31, 2011 was $990,000 (net cash provided by financing activities during the three months ended October 31, 2010: $25,935,000). During the three months ended October 31, 2011, the Company settled debt for $1,052,000, while during the three months ended October 31, 2010, the Company completed a private placement for net cash proceeds of $25,654,000.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2011 was $1,265,000 (three months ended October 31, 2010: $2,025,000). During the three months ended October 31, 2011, the Company acquired the Anderson Project ($210,000), acquired a database ($400,000), purchased operational assets ($341,000) and deposited funds for reclamation ($240,000). During the three months ended October 31, 2010, the Company purchased operational assets ($144,000) and deposited funds for reclamation ($1,881,000).

Stock Options and Warrants

At October 31, 2011, we had 9,595,250 stock options and 1,128,020 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.91 per share and the outstanding warrants have a weighted average exercise price of $6.59 per share. At October 31, 2011, outstanding stock options and warrants totaled 10,723,270 shares issuable for gross proceeds of approximately $25,760,579 should these options and warrants be exercised in full. At October 31, 2011, outstanding, in-the-money stock options and warrants totaled 9,567,750 shares issuable for gross proceeds of approximately $15,711,628 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of Salvo, Anderson, Paraguay and other mineral projects.

At October 31, 2011, we had $23.7 million in cash and cash equivalents and working capital of $23.0 million. We anticipate that existing cash resources along with the forecasted sales for the current fiscal year will be sufficient to carry out our plan of operations including exploration and development activities for the next twelve months. Beyond the next twelve months, we may be required to obtain additional financing in order to continue our plan of operations. We anticipate that additional financing will be in the form of equity financing from the sale of our common stock, for example, through the S-3 “Shelf” Registration Statement that became effective on September 2, 2011 or other appropriate methods. We cannot provide any assurance that we will be able to generate sufficient financing from the sale of our common stock to fund our plan of operations and intended growth. In the absence of such financing, we may not be able to continue exploration or development of our mineral rights and, conceptually, may be forced to abandon our projects.

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

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the year ended July 31, 2011 increased by the following:

  Office space leases have increased the commitments by $58,000 resulting from the Anderson Acquisition and the addition of the Company’s Paraguayan office.
  Consulting agreements have increased the commitments by $90,000 as a result of entering and renewing various consulting agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Below outlines describes the Company’s critical accounting policies in managements opinion, however refer to Note 2 of Item 1: Financial Statements which discloses all of the Company’s accounting policies.

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

Upon commencement of production, the project’s capitalized expenditures are depleted over proven and probable reserves using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life using the straight-line method. The Company has not established proven or probable reserves on any of its projects.

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

Revenue Recognition

The recognition of revenue from the sale of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10-25 Revenue Recognition. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or on the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by the Company.

Subsequent Events

The Company had the following material subsequent events to report:

  Pursuant to a Settlement and Release Agreement effective November 28, 2011, the Company settled a Series “B” convertible debenture in the principal amount of $450,000 plus accrued interest at 15% annually with Traxys North America, LLC (“Traxys”) for a cash payment of $318,632.

  Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended, which closed on November 30, 2011, the Company acquired from Cooper Minerals, Inc. an undivided 100% interest in the 3,520-acre Workman Creek Project located in Gila County, Arizona, subject to a 3.0% net smelter revenue royalty and annual advance royalty payments of $100,000. The Company has the exclusive right and option at any time until January 21, 2024 to acquire one-half (1.5%) of the net smelter revenue royalty for $1,000,000. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable at any time until January 21, 2024 by paying the Company the sum of $333,340. As consideration for this acquisition, the Company made cash payments totaling $84,640 and issued 300,000 restricted common shares.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk related to the market price of uranium. We have one uranium sales agreement based upon the market price of uranium at the time of delivery, and since future sales of uranium concentrates are expected to generally occur under this uranium supply agreement or through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues and cash flows.

We are subject to market risk related to foreign currency exchange rate fluctuations. Our functional currency is the United States dollar, however, a portion of our business is transacted in other currencies including the Canadian dollar and Paraguayan Guarani. To date, these fluctuations have not had a material impact on our results of operations. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the acquisition of STMV for an unspecified amount. Pursuant to the acquisition terms, the claimant is entitled to the difference between the estimated $2.2 million in reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual costs are less than the $2.2 million, subject to the receipt of a clearance certificate from the Texas Commission on Environmental Quality which has yet to be issued. The Company believes it has complied with all of the terms related to the acquisition of STMV as current reclamation costs associated with Mt. Lucas are greater than $2.2 million. The Company intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. Currently, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

Effective September 9, 2011, as the result of the merger with Concentric, the Company assumed all of Concentric’s rights and obligations. On June 16, 2010 (the “Petition Date”), an involuntary bankruptcy petition (the “Petition”) was filed by certain holders of Series “A” convertible debenture (the “Debentures”) against Concentric in the United States Bankruptcy Court 2 in and for the District of Arizona Prior to and after the Petition Date, the Petitioners sent Concentric letters alleging defaults under the Debentures and requesting acceleration of amounts due under the Debentures. The Company and the Petitioners agreed to settle all claims and potential claims raised in the Bankruptcy case and the Debentures, and have entered into a Settlement Agreement and Mutual Release dated as of October 4, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company delivered a cash settlement payment of $1.05 million (the “Settlement Payment”) to the Petitioners' counsel as payment in full of the Debentures. In addition, pursuant to the Settlement Agreement, the parties thereunder caused their respective attorneys to sign and file a stipulation to dismiss the Petition and the Bankruptcy case. Upon entry by the Bankruptcy Court of a dismissal order, Petitioners’ counsel will be authorized to disperse the Settlement Payment to the Petitioners. On October 12, 2011, the United States Bankruptcy Court for the District of Arizona approved the dismissal of the involuntary petition filed on June 16, 2010.

Item 1A.     Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2011 and this Form 10-Q Quarterly Report, the following list of material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating our Company, our business and the market value of our common stock. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the market price of our common stock.

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

Uranium Energy Corp. was incorporated on May 16, 2003 as a precious metals explorer and subsequently changed our business operations to focus on uranium properties in the United States. Since then, we have been engaged in uranium exploration and development programs and mining operations on properties located in the United States and, most recently, Paraguay. We commenced uranium production for the first time at our Palangana Mine in November 2010 and generated our first sale of uranium concentrates during the three months ended October 31, 2011. We also hold certain mineral property interests in various stages of exploration and development in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the area of Coronel Oviedo, Paraguay. The Company has not established proven or probable reserves on any of its mineral properties.

The Company has a history of significant negative cash flow and net losses since its inception to October 31, 2011 totaling $101.3 million. Although we generated revenue from sales of uranium concentrates in Fiscal 2012, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

As a result of our limited financial and operating history, including significant negative cash flow and net losses to date, it may be difficult to evaluate the future performance of the Company. Furthermore, the long-term success of the Company’s business including its ability to acquire additional uranium projects and continue with its exploration, development and production activities on existing uranium projects will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from operations.

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

Historically, we have relied on equity financing as our primary source of financing. Our ongoing reliance on equity financing and its availability whenever such additional financing is required will be dependent on many factors, including but not limited to general market conditions and the market value of our common stock. We may also be required to seek other forms of financing such as joint ventures, debt financing or other arrangements. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power a source of electricity generation.

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

We hold certain mineral rights located in Paraguay through the acquisition of a 100% interest in Piedra Rica Mining S.A., a company incorporated in Paraguay. Operations in foreign jurisdictions outside of the U.S. and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

Management’s evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness.

Risks Related to the Company’s Common Stock

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

Issuances of our common stock for additional financing, mergers and acquisitions and for other reasons may result in significant dilution to our existing stockholders, including a reduction in the proportionate ownership and voting power and a decrease in the market price of our common stock. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million.

Our common stock is currently classified as a "penny stock" under SEC rules which may limit the market for our common stock.

Under SEC rules, a "penny stock" generally refers to securities of companies that trade below $5.00 per share. Historically, the trading price of our common stock has fluctuated significantly and has traded above and below $5.00 per share. At October 31, 2011, the trading price of our common stock closed at $3.36 per share and was therefore classified as a penny stock. SEC Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit our market liquidity, which in turn affects the ability of our stockholders to resell their shares at prices at or above their cost.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In addition to certain share issuances as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2011, the Company made the following issuances of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the Company’s fiscal quarter ended October 31, 2011:

On October 17, 2011, the Company issued 5,000 shares of restricted common stock at a deemed issuance price of $3.37 per share to one shareholder pursuant to the terms of a consulting agreement. With respect to such issuance, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and/or Section 4(2).

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        (Removed and Reserved)

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

/s/ “Amir Adnani”
Amir Adnani
President, Chief Executive Officer and Principal Executive Officer
Date: December 6, 2011

/s/ “Mark Katsumata”
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
Date: December 6, 2011