Form 10-Q
period 2012-01-31
URANIUM ENERGY CORP
filed 2012-03-12
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
75,945,996 shares of common stock outstanding as of March 7, 2012.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012

(Unaudited)

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Notes	January 31, 2012	July 31, 2011

CURRENT ASSETS
Cash and cash equivalents	13	$16,852,335	$30,724,051
Available-for-sale securities	3	64,941	79,126
Accounts and interest receivable		82,336	90,907
Inventories	4	3,044,257	2,775,947
Prepaid expenses and deposits		591,119	267,158
		20,634,988	33,937,189

MINERAL RIGHTS AND PROPERTIES	5	28,352,803	17,841,083
PROPERTY, PLANT AND EQUIPMENT	6	8,799,398	8,702,413
RECLAMATION DEPOSITS	7	4,845,495	4,610,300
LOAN RECEIVABLE	8	334,394	300,000
		$62,967,078	$65,390,985

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$3,816,467	$3,232,104
Due to related parties	9	3,247	8,287
Convertible debentures	14	178,066	-
Current portion of asset retirement obligations	10	909,356	675,872
		4,907,136	3,916,263

ASSET RETIREMENT OBLIGATIONS	10	1,722,333	2,351,931
		6,629,469	6,268,194

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 75,675,151 shares issued and outstanding (July 31, 2011 - 73,487,337)	11	75,675	73,487
Additional paid-in-capital		163,896,577	154,564,206
Share issuance obligation		194,700	194,700
Accumulated deficit		(107,845,784)	(95,740,228)
Accumulated other comprehensive income		16,441	30,626
		56,337,609	59,122,791
		$62,967,078	$65,390,985

COMMITMENTS AND CONTINGENCIES	5, 12
SUBSEQUENT EVENTS	14,16

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Notes	2012	2011	2012	2011

SALES		$3,120,000	$-	$6,240,000	$-
COST OF SALES		1,740,768	-	3,160,854	-
		1,379,232	-	3,079,146	-

EXPENSES
Mineral property expenditures	5	4,162,690	2,098,052	6,895,291	5,536,991
General and administrative	9,11	3,715,568	4,294,662	7,605,249	9,510,594
Depreciation, depletion and accretion	6,10	321,897	260,878	620,476	516,169
		8,200,155	6,653,592	15,121,016	15,563,754
LOSS BEFORE OTHER ITEMS		(6,820,923)	(6,653,592)	(12,041,870)	(15,563,754)

OTHER ITEMS
Interest income		15,645	11,902	34,443	20,403
Loss on sale of assets		(501)	(5,267)	(501)	(5,267)
Unrealized loss in fair value of convertible debentures	14	(22,484)	-	(48,439)	-
Gain (loss) on settlement of convertible debentures	14	152,806	-	(177,402)	-
Gain on settlement of accounts payable	5	128,213	-	128,213	-
		273,679	6,635	(63,686)	15,136
NET LOSS FOR THE PERIOD		(6,547,244)	(6,646,957)	(12,105,556)	(15,548,618)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES	3	268	38,960	(14,185)	61,327
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(6,546,976)	$(6,607,997)	$(12,119,741)	$(15,487,291)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.09)	$(0.10)	$(0.16)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		75,515,864	69,808,230	75,006,312	65,541,373

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JANUARY 31, 2012
(Unaudited)

						Accumulated
	Common Stock		Additional	Share		Other
			Paid-in	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791
Common stock
Issued on the exercise of options and warrants	32,435	33	15,031	-	-	-	15,064
Issued pursuant to consulting services agreement	20,000	20	62,580	-	-	-	62,600
Issued pursuant on settlement of convertible debentures	72,703	72	385,155	-	-	-	385,227
Issued pursuant on acquisition of mineral properties	1,903,440	1,904	6,108,893	-	-	-	6,110,797
Issued pursuant to database acquisition	159,236	159	510,988	-	-	-	511,147
Stock-based compensation
Options issued for consulting services	-	-	576,215	-	-	-	576,215
Options issued for management fees	-	-	834,219	-	-	-	834,219
Options issued for wages and benefits	-	-	839,290	-	-	-	839,290
Net loss for the period	-	-	-		(12,105,556)	-	(12,105,556)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(14,185)	(14,185)
Balance, January 31, 2012	75,675,151	$75,675	$163,896,577	$194,700	$(107,845,784)	$16,441	$56,337,609

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months Ended	Six Months Ended
	Notes	January 31, 2012	January 31, 2011
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(12,105,556)	$(15,548,618)
Adjustments to reconcile net loss to net cash from operating activities
Stock based compensation	11	2,181,312	4,941,099
Depreciation, depletion and accretion		620,476	516,169
Loss on sale of assets		501	5,267
Unrealized loss in fair value of convertible debentures	14	48,439	-
Loss on settlement of convertible debentures	14	177,402	-
Gain on settlement of accounts payables	5	(128,213)	-
Changes in operating assets and liabilities
Accounts and interest receivable		8,242	(20,821)
Inventories	4	253,062	(400,973)
Prepaid expenses and deposits		(323,961)	(290,767)
Accounts payable and accrued liabilities		(618,340)	(2,046,480)
Settlement of asset retirement obligations	10	(458,920)	(862,092)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(10,345,556)	(13,707,216)

FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		15,064	28,731,994
Settlement of convertible debentures	14	(1,370,486)	-
Payments to related parties	9	(5,040)	(46,829)
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES		(1,360,462)	28,685,165

INVESTING ACTIVITIES
Investment in mineral rights and properties	13	(1,044,442)	(243,391)
Purchase of property, plant and equipment		(551,996)	(246,817)
Loan associated with acquisition of Cue Resources Ltd.	8	(334,065)	-
Proceeds from sale of assets		-	700
Reclamation deposit		(235,195)	(1,876,298)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(2,165,698)	(2,365,806)

NET CASH FLOWS		(13,871,716)	12,612,143
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		30,724,051	21,067,662
CASH AND CASH EQUIVALENTS, END OF PERIOD		$16,852,335	$33,679,805

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

NOTE 1:              NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a partnership (collectively, the “Company”) are engaged in uranium exploration and development programs and mining operations on properties located in the United States and most recently, Paraguay.

The Company realized revenue from uranium sales during the six months ended January 31, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the next twelve months, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company including the recoverability of the carrying values of its assets are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At January 31, 2012, the Company had working capital of $15.7 million and an accumulated deficit of $107.8 million.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They may not include all information and footnotes required by U.S. GAAP for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended July 31, 2011 included in the Company’s Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the upcoming fiscal year ending July 31, 2012.

NOTE 2:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp., and its subsidiary, Piedra Rica Mining S.A., UEC Concentric Merge Corp., URN Texas GP, LLC and URN South Texas Project, Ltd. and a partnership, South Texas Mining Venture, L.L.P. (“STMV”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Certain line items of the comparative figures have been reclassified to conform to the current period’s presentation format.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

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

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to the statement of operations and comprehensive loss and actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

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

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. maintains its accounting records in its local currency (Canadian dollar). Piedra Rica Mining S.A. maintains its accounting records in its local currency (Guarani). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income (loss) in the period.

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

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under ASC 718. The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in income in line with the period over which it was earned. For employees and management, this is typically considered to be the vesting period of the award. For consultants, the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated to their estimated residual values using the straight-line method over their estimated useful lives as follows:

  Hobson Processing Facility - 10 years
  Computer Equipment - 3 years
  Other Equipment, Vehicles and Furniture and Fixtures - 5 years
  Leasehold Improvements - Term of lease

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

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

On June 16, 2011, the FASB issued ASU 2011-05 to provide two options of how to present items of net income, items of other comprehensive income and total comprehensive income. Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present other comprehensive income in the statement of stockholders’ equity. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. On December 23, 2011, FASB issued ASU 2011-12 to defer the ASU 2011-05 requirement with the same effective date as ASU 2011-12. Both of ASU 2011-05 and ASU 2011-12 are not expected to have a material impact on the consolidated financial statements for the Company.

NOTE 3:              AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For the three and six months ended January 31, 2012 and 2011, the Company recorded an unrealized gain (loss) of $268 and ($14,185) (2011: $38,960 and $61,327), respectively, on available-for-sale securities recognized in accumulated other comprehensive gain (loss).

The fair value of the Company’s available-for-sale securities at January 31, 2012 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$11,667	$-	$-
Uran Limited	53,274	-	-
	$64,941	$-	$-

The fair value of the Company’s available-for-sale securities at July 31, 2011 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$24,490	$-	$-
Uran Limited	54,636	-	-
	$79,126	$-	$-

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

NOTE 4:              INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventory consists of the following:

	January 31, 2012	July 31, 2011
Supplies	$20,584	$39,263
Work-in-progress	313,246	505,446
Finished goods - uranium concentrates	2,710,427	2,231,238
	$3,044,257	$2,775,947

At January 31, 2012, the total non-cash component of inventory was $652,040 (July 31, 2011: $712,317). During the three and six months ended January 31, 2012, the Company did not incur a net realizable value write-down of inventory.

NOTE 5:              MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2012, the Company had mineral rights covering 44,283 acres located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and an additional 247,000 acres located in Paraguay. These mineral rights were acquired for the purposes of uranium exploration, development and mining at a cost of $27,536,802, net of $1,713,504 in impairment charges. The acquisition costs of $27,536,802 include $23,747,973 representing the fair value of non-cash consideration and $3,788,829 representing the cash consideration provided. Included in the non-cash consideration is $1,798,387 representing the present value of the retirement obligation associated with the Palangana Mine. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At January 31, 2012, annual maintenance payments of $489,995 were required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

Mineral rights and property acquisition costs consist of the following:

	January 31, 2012	July 31, 2011
Mineral Rights and Properties, Unproven
Palangana Mine	$5,710,187	$5,710,187
Goliad Project	8,689,127	8,689,127
Salvo Project	363,645	303,645
Nichols Project	154,774	154,774
Los Cuatros (formerly New River) Project	257,250	257,250
Anderson Project	9,154,268	427,616
Todilto Project	182,320	182,320
Workman Creek Project	1,031,578	-
Coronel Oviedo Project	880,579	880,579
Other property acquisitions	1,113,074	837,215
	27,536,802	17,442,713
Accumulated depreciation and depletion	(635,047)	(360,418)
	26,901,755	17,082,295

Databases	2,345,038	1,433,890
Accumulated depreciation	(1,168,911)	(968,782)
	1,176,127	465,108

Land Use Agreements	375,155	375,155
Accumulated depreciation	(100,234)	(81,475)
	274,921	293,680
	$28,352,803	$17,841,083

During the three and six months ended January 31, 2012, the Company did not incur an impairment charge (three and six months ended January 31, 2011: $Nil).

Pursuant to a Data Purchase and Sale Agreement dated August 19, 2011, the Company purchased certain database covering the Goliad formation from Uranium One Inc. for total consideration of $911,148, comprised of a cash payment of $400,000 and the issuance of 159,326 restricted common shares of the Company with a fair value estimated to be $511,148.

Mineral property expenditures on a regional basis are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Mineral Property Expenditures
Arizona	$46,026	$4,106	$186,702	$15,951
Colorado	4,278	19,088	50,319	41,742
New Mexico	5,452	5,637	15,600	28,771
Texas	3,463,163	2,068,923	5,722,182	5,433,600
Utah	-	298	-	3,172
Wyoming	1,275	-	14,625	13,755
Paraguay	642,496	-	905,863	-
	$4,162,690	$2,098,052	$6,895,291	$5,536,991

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

Palangana Mine, Texas

On December 18, 2009, the Company acquired the Palangana Mine as part of the acquisition of STMV with an estimated fair value of $3,911,800 at acquisition. The Palangana Mine is an 8,178 acre property located approximately 100 miles south of the Hobson Processing Facility and is subject to 6% to 12% sliding scale production royalties.

Upon commencement of production in November 2010, the Company began depreciating and depleting the capitalized costs, which includes a reclamation liability of $1,798,387, of the Palangana Mine over forty-two months. At January 31, 2012, capitalized costs totaled $5,710,187, less accumulated depreciation and depletion of $635,047, for a net book value of $5,075,140.

Goliad Project, Texas

On October 11, 2005, the Company entered into a mineral asset option agreement granting the Company the right to acquire title to the leases totaling 2,342 acres, encompassing the Goliad Project. The Goliad Project is located in south Texas near the northeast end of the extensive South Texas Uranium trend. At January 31, 2012, capitalized costs totaled $8,689,127.

Salvo Project, Texas

On November 29, 2010, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 4,965 acres. The leases have a minimum term of five years with provisions for extensions. At January 31, 2012, capitalized costs totaled $363,645.

Nichols Project, Texas

On January 13, 2007, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 1,348 acres. The leases have a minimum term of five years with provisions for extensions. At January 31, 2012, capitalized costs totaled $154,774.

Los Cuatros Project, Arizona

On January 25, 2010, the Company executed an amendment to the underlying purchase agreement to acquire 640 acres of mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the mineral claims. At January 31, 2012, capitalized costs totaled $257,250.

Anderson Project, Arizona

Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 and effective September 9, 2011 (the “Merger Agreement”), the Company merged with Concentric Energy Corp. (“Concentric”) resulting in the acquisition of an undivided 100% interest in the 7,581-acre Anderson Property located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric’s shareholders received 0.1075 of one share of the Company’s common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 shares of the Company exercisable at prices ranging from $9.30 to $65.12 per share to the former holders of Concentric share purchase warrants.

Pursuant to an Acquisition Agreement dated April 11, 2011, as amended on June 24, 2011, and effective September 9, 2011 (the “Acquisition Agreement”) concurrently with the Merger Agreement, the Company was assigned all of Global Uranium Corp.’s (“Global”) rights and interests under the terms and conditions of an Option and Joint Venture Agreement dated April 13, 2010 between Concentric and Global with respect to the Anderson Project. In accordance with the Acquisition Agreement, the Company provided the following consideration to Global:

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)
  an initial cash payment of $150,000;
  a further cash payment of $200,000 representing repayment in full of a secured loan between Global and Concentric thereby releasing and assigning to the Company the security previously granted by Concentric to Global; and
  a final cash payment of $150,000 and the issuance of 350,000 restricted shares of the Company.

The acquisition of the Anderson Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

  Cash payment of $500,000;
  Issuance of 1,603,440 shares of the Company and warrants to purchase 375,834 shares valued at $5,195,797;
  Transaction costs incurred valued at $509,273;
  Assumption of Concentric’s accounts payable liabilities and accrued liabilities valued at $1,241,260; and
  Assumption of Concentric’s convertible debenture liabilities valued at $1,707,938 (Note 14).

During the three months ended January 31, 2012, the Company paid a total of $152,045 to various vendors to settle a total of $280,258 in accounts payables assumed from the acquisition of the Anderson Project. As a result, a gain of $128,213 on settlement of accounts payables was recorded on the statements of operations and comprehensive loss.

At January 31, 2012, capitalized costs of Anderson Project totaled $9,154,268.

Workman Creek Project, Arizona

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. (“Cooper”) an undivided 100% interest in the 3,520-acre Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty payment of $100,000. The Company has the exclusive right and option to acquire one-half (1.5%) of the net smelter revenue royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

As consideration for this acquisition, the Company made cash payments totaling $84,640 and issued 300,000 restricted shares. The acquisition of the Workman Creek Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

  Cash payment of $84,640;
  Issuance of 300,000 shares valued at $915,000; and
  Transaction costs incurred valued at $31,938.

At January 31, 2012, capitalized costs totaled $1,031,578.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

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

Uran Limited can withdraw from the project after expenditures of $250,000. At January 31, 2012, capitalized costs totaled $182,320.

Coronel Oviedo Project, Paraguay

Pursuant to a Share Exchange Agreement dated May 11, 2011 (the “Agreement”) and effective May 24, 2011, the Company acquired a 100% interest in Piedra Rica Mining S.A., a private Paraguayan company, which holds an undivided 100% interest in the Coronel Oviedo Project located in Paraguay. The Coronel Oviedo Project is comprised of two prospecting permits covering a total 247,000 acres and is subject to a 1.5% gross overriding royalty. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) .

As consideration for this acquisition, the Company issued 225,000 restricted shares. The acquisition of the Coronel Oviedo Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

  Issuance of 225,000 shares valued at $722,250; and
  Transaction costs incurred valued at $158,329

At January 31, 2012, capitalized costs totaled $880,579.

NOTE 6:              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31, 2012			July 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Hobson Processing Facility	$6,529,928	$(178,898)	$6,351,030	$6,529,928	$(106,832)	$6,423,096
Vehicles	1,683,437	(905,843)	777,594	1,615,480	(746,268)	869,212
Mining equipment	1,816,268	(669,971)	1,146,297	1,527,101	(506,424)	1,020,677
Computer equipment	563,304	(313,192)	250,112	376,275	(272,706)	103,569
Furniture and fixtures	188,939	(90,856)	98,083	183,338	(72,623)	110,715
Land	175,144	-	175,144	175,144	-	175,144
Leasehold improvements	9,970	(8,832)	1,138	8,728	(8,728)	-
	$10,966,990	$(2,167,592)	$8,799,398	$10,415,994	$(1,713,581)	$8,702,413

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

Hobson Processing Facility

Effective December 18, 2009, the Company acquired the Hobson Processing Facility (“Hobson”) as part of the acquisition of STMV with a fair value of $6,529,928 at acquisition. Hobson is located in Karnes County, Texas about 100 miles northwest of Corpus Christi and was originally licensed and constructed in 1978. Hobson is designed to process uranium-loaded resins from satellite facilities, such as the Palangana Mine, to the final U3O8 product.

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

NOTE 7:              RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. Reclamation deposits consist of the following:

	January 31, 2012	July 31, 2011
Palangana Mine	$2,363,624	$2,117,011
Hobson Processing Facility	1,824,350	1,824,350
Mount Lucas	672,650	672,650
Arizona	15,000	15,000
Wyoming	812	811
	4,876,436	4,629,822
Service Charges	(30,941)	(19,522)
	$4,845,495	$4,610,300

NOTE 8:              LOAN RECEIVABLE

Pursuant to a Secured Loan Agreement dated January 20, 2012, the Company provided a senior secured loan to Cue in the principal amount of $334,065 (CAD$335,000), subject to interest calculated at 3% per annum, for Cue’s general corporate expenses incurred prior to the completion of the Arrangement Agreement relating to the Yuty Project (Note 5). At January 31, 2012, interest receivable of $329 (CAD$330) was accrued by the Company relating to this secured loan.

Pursuant to a Secured Loan Agreement dated April 20, 2011, the Company provided a senior secured loan to Concentric in the principal amount of $300,000, subject to interest calculated at 6% per annum, of which $200,000 was utilized to repay a secured loan owed to Global by Concentric, with the remainder for Concentric’s general corporate expenses incurred prior to the completion of the Merger Agreement relating to the Anderson Project (Note 5). Effective September 9, 2011, the Company merged with Concentric which resulted in the reclassification of the loan receivable as partial consideration towards the purchase price related to the Anderson Project.

NOTE 9:              DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2012, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $16,167 and $50,860 (three and six months ended January 31, 2011: $39,050 and $80,125) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)
  incurred $18,347 and $131,176 in administrative services and associated expense reimbursements paid to a company controlled by a current director. In addition, an amount of $179,904 was incurred during the three and six months ended January 31, 2011 for finder’s fees related to private placements.

At January 31, 2012, amounts owed to related parties totaled $3,247 (July 31, 2011: $8,287).

NOTE 10:            ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas and Tex-1 projects from the acquisition of STMV.

	January 31, 2012	July 31, 2011
Opening balance	$3,027,803	$2,243,840
Liabilities assumed	-	1,798,387
Liabilities settled with cash	(458,920)	(1,212,942)
Liabilities settled with common shares	-	(54,000)
Accretion	62,806	126,518
Revision in estimate of asset retirement obligations	-	126,000
	2,631,689	3,027,803
Less: current portion of asset retirement obligations	(909,356)	(675,872)
Long-term asset retirement obligations	$1,722,333	$2,351,931

	January 31, 2012	July 31, 2011
Undiscounted amount of estimated cash flows	$2,954,455	$3,677,822
Assumptions
Payable in years	3.5 to 8.5	3.5 to 8.5
Inflation Rate	2.25%	2.25%
Discount Rate	5.00%	5.00%

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

NOTE 11:            CAPITAL STOCK

Capital Stock

The Company’s capital stock at January 31, 2012 was 750,000,000 authorized common shares with a par value of $0.001 per share.

Share Transactions

Period / Description	Common Shares Issued	Value per Share		Issuance Value
		Low	High
Balance, July 31, 2011	73,487,337
Service Agreements	10,000	$2.99	$3.49	$32,400
Mineral Property Acquisition	1,603,440	3.20	3.20	5,195,797
Database Acquisition	159,236	3.21	3.21	511,147
Balance, October 31, 2011	75,260,013
Mineral Property Acquisition	300,000	3.05	3.05	915,000
Service Agreements	10,000	3.00	3.04	30,200
Settlement of Convertible Debenture	72,703	3.18	3.18	231,195
Options Exercised (1)	29,027	0.45	2.78	4,500
Warrants Exercised	3,408	3.10	3.10	10,564
Balance, January 31, 2012	75,675,151

(1)	55,000 options were exercised on a cashless basis resulting in 19,027 net shares issued

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares of the Company at January 31, 2012, and the changes during the period, is presented below:

	Number of	Weighted average	Weighted average remaining
	Warrants	exercise price	contractual term (years)
Balance, July 31, 2011	4,348,983	$ 3.57	0.79
Issued	375,834	16.30	1.16
Expired	(3,596,797)	(3.95)	n/a
Balance, October 31, 2011	1,128,020	6.59	2.49
Exercised	(3,408)	3.10	0.17
Balance, January 31, 2012	1,124,612	$ 6.60	2.24

The aggregate intrinsic value (“AIV”) under the provisions of ASC 718 of the outstanding warrants at January 31, 2012 was estimated to be $1,025,000.

Stock Options

At January 31, 2012, the Company has two Stock Option Plans as follows:

  2006 Stock Option Plan, with 10,000,000 common shares available for issuance; and
  2009 Stock Option Plan, with 7,000,000 common shares available for issuance.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

A summary of the Company’s stock option grants for the three and six months ended January 31, 2012, using the Black Scholes pricing model, is presented below:

Date / Period	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 18, 2011	15,000	$3.15	10	$32,998	4	0.61%	0.00%	102.50%
September 26, 2011	1,005,000	2.78	10	2,070,098	4	0.65%	0.00%	112.05%
Three months ended October 31, 2011	1,020,000			2,103,096
November 2, 2011	10,000	3.15	10	20,823	4	0.63%	0.00%	94.77%
November 3, 2011	15,000	3.34	10	34,991	4	0.65%	0.00%	102.47%
November 7, 2011	20,000	3.21	10	47,606	4	0.63%	0.00%	112.23%
January 10, 2012	10,000	3.05	10	20,605	4	0.53%	0.00%	97.83%
January 16, 2012	50,000	3.43	10	126,743	4	0.57%	0.00%	111.71%
Three months ended January 31, 2012	105,000			250,768
Balance, January 31, 2012	1,125,000			$2,353,864

The weighted average fair value per option granted during the six months ended January 31, 2012 was $2.09.

A continuity schedule of outstanding stock options for the underlying common shares of the Company during the six months ended January 31, 2012 is presented below:

	Number of Stock	Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contractual
			Term (Years)
Balance, July 31, 2011	8,579,750	$1.79	7.40
Issued	1,020,000	2.79	9.92
Forfeited	(4,500)	(2.43)	(9.00)
Balance, October 31, 2011	9,595,250	1.91	7.44
Issued	105,000	3.31	10.00
Exercised	(65,000)	(2.23)	(8.26)
Forfeited	(83,250)	(3.04)	(9.26)
Balance, January 31, 2012	9,552,000	$1.91	6.99

The AIV under the provisions of ASC 718 of all outstanding options at January 31, 2012 was estimated to be $11,717,623.

A summary of options outstanding and exercisable at January 31, 2012 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	January 31, 2012	Exercise Price	January 31, 2012	Exercise Price
$0.33 to $0.95	3,380,000	$0.41	3,380,000	$0.41
$1.50 to $2.49	3,747,000	2.40	3,517,500	2.39
$2.52 to $6.05	2,425,000	3.25	1,572,500	3.35
	9,552,000	$1.91	8,470,000	$1.78

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

Stock Based Compensation

A summary of stock based compensation expense, which is included in general and administrative expenses, for the three and six months ended January 31, 2012 and 2011 is presented below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

Stock Based Consulting
Common stock issued for consulting services	$30,200	$298,746	$62,600	$487,970
Options issued to consultants	334,581	595,143	576,215	1,134,465
	364,781	893,889	638,815	1,622,435

Stock Based Management Fees
Options issued to management	-	289,681	834,219	2,079,707
	-	289,681	834,219	2,079,707

Stock Based Wages and Benefits
Options issued to employees	310,818	419,973	839,290	1,238,957
	310,818	419,973	839,290	1,238,957

Stock based compensation charged to inventory	(607)	-	(131,012)	-
	$674,992	$1,603,543	$2,181,312	$4,941,099

For the three and six months ended January 31, 2012, stock-based compensation of $607 and $131,012 was charged to inventory (three and six months ended January 31, 2011: $nil) respectively.

NOTE 12:            COMMITMENTS AND CONTINGENCIES

The Company is currently renting or leasing office premises in Arizona, New Mexico, Texas and Vancouver, B.C., Canada with total monthly payments of $20,950. The office lease agreements in Arizona, New Mexico and Texas are leased and will expire in October 2012, October 2012 and August 2012, respectively. The office lease agreement in Vancouver is on a month-to-month basis. The Company also has consulting agreements which will expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

July 31, 2012	$331,938
July 31, 2013	71,661
July 31, 2014	10,121
$413,720

The Company is committed to pay its key executives a total of $766,191 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During the six months ended January 31, 2012, the Company fulfilled its first-year delivery obligation under this contract.

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the acquisition of STMV for an unspecified amount. Pursuant to the acquisition terms, the claimant is entitled to the difference between the estimated $2.2 million in reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual costs are less than the $2.2 million, subject to the receipt of a clearance certificate from the Texas Commission on Environmental Quality which has yet to be issued. The Company believes it has complied with all of the terms related to the acquisition of STMV as current reclamation costs associated with Mt. Lucas are greater than $2.2 million. The Company intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. At January 31, 2012, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

NOTE 13:            SUPPLEMENTAL CASH FLOW INFORMATION

	January 31, 2012	January 31, 2011
Cash and Cash Equivalents Consist of:
Cash in bank	$6,525,677	$4,946,147
Term deposits	10,326,658	28,733,658
	$16,852,335	$33,679,805

During the six months ended January 31, 2012, as a result of the merger with Concentric, the Company issued 1,603,440 common shares and 375,834 warrants with a combined fair value of $5,195,797 and made cash payments totaling $500,000. Additionally, the Company settled with certain Series “A” and “B” convertible debenture holders through a shares-for-debt arrangement whereby a total 72,703 common shares of the Company with a fair value of $231,195 were issued.

During the three months ended January 31, 2012, the Company issued 300,000 common shares with fair value of $915,000 and made cash payment of $84,640 for acquisition of the Workman Creek Project.

NOTE 14:            CONVERTIBLE DEBENTURES

On September 9, 2011, as a result of the merger with Concentric, the Company assumed liability for certain Series “A” and “B” convertible debentures that were previously issued by Concentric in the aggregate principal amount of $1,127,020.

The Series “A” convertible debentures, comprised of $628,376 in aggregate principal accruing interest at 15% annually, are convertible into shares of Concentric at $0.90 per share and mature on December 31, 2012. The Series “B” convertible debentures, comprised of $498,644 in aggregate principal accruing interest at 15% annually, are convertible into shares of Concentric at $1.22 per share and mature on April 22, 2013 and May 21, 2013. At September 9, 2011, the combined fair value of the Series “A” and “B” convertible debentures was estimated to be $1,707,938.

On September 26, 2011, the Company settled with certain Series “A” convertible debenture holders for cash payments totaling $1,051,854, resulting in a reduction of the Series “A” convertible debentures of $721,646 and the recognition of a loss on settlement of convertible debentures of $330,208.

On November 28, 2011, the Company settled partial Series “B” convertible debentures with a cash payment of $318,632, resulting the reduction of the convertible debentures of $626,919 and recognition of a gain on settlement of convertible debentures of $308,287 on the statement of operations and comprehensive loss.

On December 21, 2011, the Company settled certain Series “A” and the remaining “B” convertible debentures with an aggregate value of $75,714 through the issuance of 72,703 common shares of the Company at $3.18 per share. As a result, a loss on settlement of convertible debentures of $155,481 was recorded on the statements of operations and comprehensive loss, and the amount of the convertible debentures was reduced by $229,747 which represents the fair value on the settlement date.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

During the three and six months ended January 31, 2012, the Company recognized an unrealized loss in fair value of convertible debentures of $22,484 and $48,439 respectively.

At January 31, 2012, the fair value of the remaining Series “A” convertible debentures is presented below:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Convertible Debentures	$-	$-	$178,066

Subsequent to January 31, 2012, the Company settled the remaining Series “A” convertible debentures through the issuance of 55,805 common shares of the Company with a fair value of $219,892, resulting in the reduction of the convertible debentures of $179,308, revalued at the settlement dates. The loss resulted will be recorded on the consolidated statements of operations and comprehensive loss for the period ended April 30, 2012.

NOTE 15:            SEGMENT INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates, with the majority of the Company’s assets located in the United States. During the six months ended January 31, 2012, the Company completed two sales of uranium concentrates to one customer comprising all of the Company’s external revenue source.

NOTE 16:            SUBSEQUENT EVENTS

Other than disclosed elsewhere in this consolidated financial statement, the Company had the following material subsequent events:

  Pursuant to an Arrangement Agreement dated January 20, 2012 (the “Arrangement Agreement”), the Company plans to acquire all of the outstanding shares of Cue Resources Ltd. (“Cue”) which would result in the acquisition of an undivided 100% interest in the 230,650-hectare Yuty Project located in southeastern Paraguay. In accordance with the Arrangement Agreement, Cue’s shareholders will receive 0.0195 of one share of the Company’s common stock for every one share of Cue common stock, resulting in the issuance of 2,375,035 shares of the Company to the former Cue shareholders. Holders of Cue share purchase warrants with exercise prices ranging from $0.12 to $0.15 per share will receive 0.0195 of one share purchase warrant of the Company for every one Cue share purchase warrant, resulting in the issuance of share purchase warrants of the Company exercisable at prices ranging from $6.15 to $7.69 per share. Holders of Cue stock options with exercise prices ranging from $0.10 to $0.45 per share will receive 0.0195 of one stock option of the Company for every one Cue stock option, resulting in the issuance of stock options of the Company exercisable at prices ranging from $5.13 to $23.08 per share. Holders of Cue broker options issued as part of a November 2010 private placement with an exercise price of $0.07 per share will receive 0.0195 of one broker option of the Company for every one Cue broker option, resulting in the issuance of broker options of the Company exercisable at a price of $3.59 per share.

  The Arrangement Agreement is subject to regulatory and court approvals and the satisfaction of certain closing conditions, including the approval of at least two-thirds of the votes cast at a special meeting of the Cue shareholders scheduled to take place on or about March 26, 2012.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)
  The Company entered into a Property Acquisition Agreement dated October 14, 2011, as amended on February 28, 2012, with three Paraguayan companies to acquire an undivided 100% interest in two prospecting permits covering approximately 247,000 acres, with an option to acquire interests in an additional four prospecting licenses covering approximately 493,000 acres, for a total of 740,000 acres located in the area of the Coronel Oviedo Project, subject to a 1.5% gross overriding royalty. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $166,667, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%). Prior to closing, satisfactory due diligence must be completed by the Company including receipt of approval at the ministerial level by the Paraguayan Government. Upon closing, the Company will be required to make a cash payment of $7,500 and issue 100,000 restricted shares.

  In February 2012, the Company acquired certain mineral and surface rights located in Texas by paying $1.3 million.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in reports and other documents of the Company filed with or furnished to the SEC, including, without limitation, this Form 10-Q filing for the six months ended January 31, 2012 and the Form 10-K filing for the fiscal year ended July 31, 2011 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause the actual results to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors under Part II - Other Information”.

Results of Operations for the Three and Six Months Ended January 31, 2012 and 2011

General

For the three and six months ended January 31, 2012, the Company recorded a net loss of $6,547,244 ($0.09 per share) and $12,105,556 ($0.16 per share), respectively. The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates. Over 90% of the assets of the Company are located in the United States.

During the six months ended January 31, 2012, the Company completed two sales of uranium concentrates which accounted for all the Company’s external revenue.

Revenues and Cost of Sales

The Company commenced uranium production at its Palangana Mine in November 2010. In October 2011 and January 2012, the Company completed two sales of uranium concentrates under the terms of its existing offtake agreement, fulfilling its delivery commitments for the first year. For the three and six months ended January 31, 2012, sales of uranium concentrates totaled 60,000 pounds and 120,000 pounds at $52 per pound, generating revenues of $3,120,000 and $6,240,000, respectively.

For the three and six months ended January 31, 2012, cost of sales was $1,740,768 and $3,160,854, respectively. Cost of sales for uranium concentrates is determined using the weighted average cost per pound at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

For the three and six months ended January 31, 2012, the Company generated a gross profit of $1,379,232 and $3,079,146, respectively.

Expenses

For the three and six months ended January 31, 2012 and 2011, total expenses incurred by the Company were $8,200,155 and $15,121,016 (2011: $6,653,592 and $15,563,754), respectively. In general, both mineral property expenditures and general and administrative expenses, excluding stock based compensation, have increased.

Mineral property expenditures during the three and six months ended January 31, 2012 and 2011 were $4,162,690 and $6,895,291 (2011: $2,098,052 and $5,536,991), respectively. These amounts include expenditures relating to property maintenance, exploration, development including permitting and all other non-production related activities on the Company’s uranium projects. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred.

The following table set forth the mineral property expenditures for the Company’s major projects incurred during the three and six months ended January 31, 2012 and 2011:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

Mineral Property Expenditures
Palangana Mine	$2,531,871	$1,306,179	$4,367,433	$4,431,557
Goliad Project	210,040	186,419	306,978	258,506
Salvo Project	448,922	307,407	553,499	379,021
Nichols Project	-	6,406	150,000	15,496
Anderson Project	34,435	-	153,893	-
Coronel Oviedo Project	642,496	-	905,863	-
Other Mineral Property Expenditures	294,926	291,641	457,625	452,411
	$4,162,690	$2,098,052	$6,895,291	$5,536,991

General and administrative expenses during the three and six months ended January 31, 2012 and 2011 were $3,715,568 and $7,605,249 (2011: $4,294,662 and $9,510,594), respectively. General and administrative expenses decreased overall as a result of a significant decrease in stock based compensation expense.

For the three and six months ended January 31, 2012 and 2011, general and administrative expenses were comprised, respectively, of salaries, management and consulting fees of $1,217,832 and $1,649,262 (2011: $1,054,049 and $1,400,502), office, communications and travel of $1,744,231 and $3,157,005 (2011: $1,422,013 and $2,643,759), and professional fees of $78,513 and $617,670 (2011: $215,057 and $525,234). These expenses have generally increased reflecting an increased level of general and administrative support, which includes the recent addition of a Paraguayan office, required to advance projects such as the recently acquired Anderson and Workman Creek Projects and the Coronel Oviedo Project in Paraguay.

For the three and six months ended January 31, 2012 and 2011, stock-based compensation of $674,992 and $2,181,312 (2011: $1,603,543 and $4,941,099) is also included in general and administrative expenses. This decrease is primarily the result of fewer stock options in general granted to employees, officers and consultants.

Depreciation, depletion and accretion during the three and six months ended January 31, 2012 and 2011 were $321,897 and $620,476 (2011: $260,878 and $516,169), respectively. The increase was primarily due to general exploration and development assets acquired through the normal course of business as well as the accretion of asset retirement obligations.

Production and Inventories

During the three and six months ended January 31, 2012, the Palangana Mine produced 38,000 and 105,000 pounds of uranium concentrates (three and six months ended January 31, 2011: Nil). During the three and six months ended January 31, 2012, the Hobson Facility processed 42,000 and 111,000 pounds of uranium concentrates. As at January 31, 2012, the Hobson Facility has processed a total of 236,000 pounds of uranium concentrates since the commencement of production at the Palangana Mine.

As at January 31, 2012, the total value of inventories were $3,044,257, of which $2,710,427 (89%) represents the value of finished goods-uranium concentrates, $313,246 (10%) represents the value of work-in-progress and $20,584 (1%) represents the value of supplies. The cash component(1) of the total value of inventories was $2,392,217, and the non-cash component(1) of the total value of inventory was $652,040. As at January 31, 2012, the Company had available for sale a total of 116,000 pounds of uranium concentrates.

(1)

Cash component and non-cash component are key indicators not defined under US GAAP and are non-GAAP measures. Cash component is calculated as the total inventory value less the non-cash component of the inventory value. The non-cash component is comprised of depreciation, depletion and stock-based compensation.

Transactions with Officers and Directors

During the three and six months ended January 31, 2012, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $16,167 and $50,860 (three and six months ended January 31, 2011: $39,050 and $80,125) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $18,347 and $131,176 in administrative services and associated expense reimbursements paid to a company controlled by a current director. In addition, an amount of $179,904 was incurred during the three and six months ended January 31, 2011 for finder’s fees related to private placements.

At January 31, 2012, amounts owed to related parties totaled $3,247 (July 31, 2011: $8,287).

Liquidity and Capital Resources

	January 31, 2012	July 31, 2011
Cash and cash equivalents	$16,852,335	$30,724,051
Working capital	15,727,852	30,020,926
Total assets	62,967,078	65,390,985
Total liabilities	6,629,469	6,268,194
Shareholders' equity	56,337,609	59,122,791

As at January 31, 2012, the Company had $16,852,335 in cash and cash equivalents and working capital of $15,727,852. Net cash decreased by $13,871,716 during the six months ended January 31, 2012 compared to an increase of $12,612,143 during the six months ended January 31, 2011.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2012 was $10,345,556 (six months ended January 31, 2011: $13,707,216). Significant operating expenditures during the current period included mineral property expenditures, production costs and general and administrative expenses. During the six months ended January 31, 2012, the Company incurred production costs of $2,124,069 (six months ended January 31, 2011: $Nil). In addition, during the six months ended January 31, 2012, the Company settled asset retirement obligations in cash for a total of $458,920 (six months ended January 31, 2011: $862,092) and settled accounts payables assumed from the acquisition of Concentric Energy Corp. with cash payment of $152,045 (six months ended January 31, 2011: $Nil).

Financing Activities

Net cash used in financing activities during the six months ended January 31, 2012 was $1,360,462 (net cash provided by financing activities during the six months ended January 31, 2011: $28,685,165) resulting from shares issued for cash of $15,064 (six months ended January 31, 2011: $28,731,994 from private placement), cash paid for settlement of convertible debentures of $1,370,486 (six months ended January 31, 2011: $Nil) and payment to related parties of $5,040 (six months ended January 31, 2011:$46,829).

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2012 was $2,165,698 (six months ended January 31, 2011: $2,365,806) resulting from acquisition of mineral rights and properties of $1,044,442 (six months ended January 31, 2011: $243,391), purchase of property, plant and equipment of $551,996 (six months ended January 31, 2011: $246,817), loan to Cue Resources Ltd. of $334,065 associated with the acquisition of mineral properties (six months ended January 31, 2011: $Nil) and reclamation deposit paid of $235,195 (six months ended January 31, 2011: $1,876,298).

Stock Options and Warrants

As at January 31, 2012, we had 9,552,000 stock options and 1,124,612 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $1.91 per share and the outstanding warrants have a weighted average exercise price of $6.60 per share. As at January 31, 2012, outstanding stock options and warrants totaled 10,676,612 shares issuable for gross proceeds of approximately $25,665,876 should these options and warrants be exercised in full. At January 31, 2012, outstanding, in-the-money stock options and warrants totaled 8,470,000 shares issuable for gross proceeds of approximately $15,076,115 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of Salvo, Anderson, Paraguay and other mineral projects.

At January 31, 2012, the Company had $16.9 million in cash and cash equivalents and working capital of $15.7 million. It is anticipated that existing cash resources will be sufficient to carry out the Company’s plan of operations including exploration and development activities for the next twelve months. Beyond the next twelve months, the Company may be required to obtain additional financing in order to continue our plan of operations. It is anticipated that additional financing will be in the form of equity financing from the sale of the Company’s common stock, for example, through the S-3 “Shelf” Registration Statement that became effective on September 2, 2011 or other appropriate methods. We cannot provide any assurance that we will be able to generate sufficient financing from the sale of our common stock to fund our plan of operations and intended growth. In the absence of such financing, we may not be able to continue exploration or development of our mineral rights and, conceptually, may be forced to abandon our projects.

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

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the year ended July 31, 2011 increased by the following:

  Office space leases have increased the commitments by $32,000 resulting from the Anderson Acquisition and the addition of the Company’s Paraguayan office.
  Consulting agreements have decreased the commitments by $54,000 as a result of entering and renewing various consulting agreements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to the statement of operations and comprehensive loss and actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Subsequent Events

The Company had the following material subsequent events to report:

  Pursuant to an Arrangement Agreement dated January 20, 2012 (the “Arrangement Agreement”), the Company plans to acquire all of the outstanding shares of Cue Resources Ltd. (“Cue”) which would result in the acquisition of an undivided 100% interest in the 230,650-hectare Yuty Project located in southeastern Paraguay. In accordance with the Arrangement Agreement, Cue’s shareholders will receive 0.0195 of one share of the Company’s common stock for every one share of Cue common stock, resulting in the issuance of 2,375,035 shares of the Company to the former Cue shareholders. Holders of Cue share purchase warrants with exercise prices ranging from $0.12 to $0.15 per share will receive 0.0195 of one share purchase warrant of the Company for every one Cue share purchase warrant, resulting in the issuance of share purchase warrants of the Company exercisable at prices ranging from $6.15 to $7.69 per share. Holders of Cue stock options with exercise prices ranging from $0.10 to $0.45 per share will receive 0.0195 of one stock option of the Company for every one Cue stock option, resulting in the issuance of stock options of the Company exercisable at prices ranging from $5.13 to $23.08 per share. Holders of Cue broker options issued as part of a November 2010 private placement with an exercise price of $0.07 per share will receive 0.0195 of one broker option of the Company for every one Cue broker option, resulting in the issuance of broker options of the Company exercisable at a price of $3.59 per share.

  The Arrangement Agreement is subject to regulatory and court approvals and the satisfaction of certain closing conditions, including the approval of at least two-thirds of the votes cast at a special meeting of the Cue shareholders scheduled to take place on or about March 26, 2012.

  The Company entered into a Property Acquisition Agreement dated October 14, 2011, as amended on February 28, 2012, with three Paraguayan companies to acquire an undivided 100% interest in two prospecting permits covering approximately 247,000 acres, with an option to acquire interests in an additional four prospecting licenses covering approximately 493,000 acres, for a total of 740,000 acres located in the area of the Coronel Oviedo Project, subject to a 1.5% gross overriding royalty. The Company has the exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $166,667, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%). Prior to closing, satisfactory due diligence must be completed by the Company including receipt of approval at the ministerial level by the Paraguayan Government. Upon closing, the Company will be required to make a cash payment of $7,500 and issue 100,000 restricted shares.

  In February 2012, the Company acquired certain mineral and surface rights located in Texas by paying $1.3 million.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 23, 2011, the Company received notification of a lawsuit filed against the Company related to the acquisition of South Texas Mining Venture, L.L.P. (“STMV”) for an unspecified amount. Pursuant to the acquisition terms, the claimant is entitled to the difference between the estimated $2.2 million in reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual costs are less than the $2.2 million, subject to the receipt of a clearance certificate from the Texas Commission on Environmental Quality which has yet to be issued. The Company believes it has complied with all of the terms related to the acquisition of STMV as current reclamation costs associated with Mt. Lucas are greater than $2.2 million. The Company intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. At January 31, 2012, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

Effective September 9, 2011, as the result of the merger with Concentric, the Company assumed all of Concentric’s rights and obligations. On June 16, 2010 (the “Petition Date”), an involuntary bankruptcy petition (the “Petition”) was filed by certain holders of Series “A” convertible debenture (the “Debentures”) against Concentric in the United States Bankruptcy Court 2 in and for the District of Arizona. Prior to and after the Petition Date, the Petitioners sent Concentric letters alleging defaults under the Debentures and requesting acceleration of amounts due under the Debentures. The Company and the Petitioners agreed to settle all claims and potential claims raised in the Bankruptcy case and the Debentures, and have entered into a Settlement Agreement and Mutual Release dated October 4, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company delivered a cash settlement payment of $1,051,854 (the “Settlement Payment”) to the Petitioners' counsel as payment in full of the Debentures. In addition, pursuant to the Settlement Agreement, the parties thereunder caused their respective attorneys to sign and file a stipulation to dismiss the Petition and the Bankruptcy case. Upon entry by the Bankruptcy Court of a dismissal order, Petitioners’ counsel will be authorized to disperse the Settlement Payment to the Petitioners. On October 12, 2011, the United States Bankruptcy Court for the District of Arizona approved the dismissal of the involuntary petition filed on June 16, 2010.

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

Uranium Energy Corp. was incorporated on May 16, 2003 as a precious metals explorer and subsequently changed our business operations to focus on uranium properties in the United States. Since then, we have been engaged in uranium exploration and development programs and mining operations on properties located in the United States and, most recently, Paraguay. We commenced uranium production for the first time at our Palangana Mine in November 2010 and generated uranium concentrates sales during the six months ended January 31, 2012. We also hold certain mineral property interests in various stages of exploration and development in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the area of Coronel Oviedo, Paraguay. The Company has not established proven or probable reserves on any of its mineral properties.

The Company has a history of significant negative cash flow and net losses since its inception to January 31, 2012 totaling $107.8 million. Although we generated revenue from sales of uranium concentrates in Fiscal 2012, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

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

Under SEC rules, a "penny stock" generally refers to securities of companies that trade below $5.00 per share. Historically, the trading price of our common stock has fluctuated significantly and has traded above and below $5.00 per share. At January 31, 2012, the trading price of our common stock closed at $3.60 per share and was therefore classified as a penny stock. SEC Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit our market liquidity, which in turn affects the ability of our stockholders to resell their shares at prices at or above their cost.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following issuance of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the Company’s fiscal quarter ended January 31, 2012:

On each of November 15, 2011 and December 16, 2011, the Company issued 5,000 shares of restricted common stock at a deemed issuance price of $3.37 per share to one shareholder pursuant to the terms of a consulting agreement. With respect to such issuances, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and /or Section 4(2).

On November 29, 211, the Company issued 300,000 shares of restricted common stock at a deemed issuance price of $3.15 per share to one shareholder as partial consideration for the purchase of an interest in certain mining claims in Arizona. With respect to such issuance, the Company relied on an exemption from the registration requirement under the Securities Act pursuant to Section 4(2).

On December 19, 2011, the Company issued an aggregate of 72,703 shares of restricted commons stock at a deemed issuance price of $3.20 per share to four shareholders in settlement of certain convertible debentures. With respect to such issuances, the Company relied on an exemption from the registration requirements under the Securities Act Pursuant to Rule 506 and/or Section 4(2), based on representations by such shareholders in subscription agreements with the Company.

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

URANIUM ENERGY CORP.

/s/ “Amir Adnani”
Amir Adnani
President, Chief Executive Officer and Principal Executive Officer
Date: March 9, 2012

/s/ “Mark Katsumata”
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
Date: March 9, 2012