Form 10-Q
period 2012-04-30
URANIUM ENERGY CORP
filed 2012-06-11
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

[ ] Large accelerated filer	[X] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
84,795,155 shares of common stock outstanding as of June 8, 2012.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2012

(Unaudited)

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	April 30, 2012	July 31, 2011

CURRENT ASSETS
Cash and cash equivalents	13	$26,200,599	$30,724,051
Available-for-sale securities	3	79,559	79,126
Accounts and interest receivable		195,466	90,907
Inventories	4	4,281,402	2,775,947
Prepaid expenses and deposits		601,317	267,158
		31,358,343	33,937,189

MINERAL RIGHTS AND PROPERTIES	5	42,404,763	17,841,083
PROPERTY, PLANT AND EQUIPMENT	6	8,967,448	8,702,413
RECLAMATION DEPOSITS	7	5,528,136	4,610,300
LOAN RECEIVABLE	8	-	300,000
		$88,258,690	$65,390,985

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$4,203,790	$3,232,104
Due to related parties	9	10,376	8,287
Current portion of asset retirement obligations	10	784,284	675,872
		4,998,450	3,916,263

DEFERRED INCOME TAX LIABILITIES	5	949,828	-
ASSET RETIREMENT OBLIGATIONS	10	2,025,555	2,351,931
		7,973,833	6,268,194

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 84,795,155 shares issued and outstanding (July 31, 2011 - 73,487,337)	11	84,795	73,487
Additional paid-in-capital		196,060,038	154,564,206
Share issuance obligation		194,700	194,700
Accumulated deficit		(116,070,135)	(95,740,228)
Accumulated other comprehensive income		15,459	30,626
		80,284,857	59,122,791
		$88,258,690	$65,390,985

COMMITMENTS AND CONTINGENCIES	5&12
SUBSEQUENT EVENTS	16

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Notes	2012	2011	2012	2011

SALES		$-	$-	$6,240,000	$-
COST OF SALES		-	-	3,160,854	-
		-	-	3,079,146	-

EXPENSES
Mineral property expenditures	5	4,011,989	2,923,975	10,907,280	8,460,966
General and administrative	9&11	3,763,968	2,964,021	11,369,217	12,474,615
Impairment loss on mineral properties		-	128,339	-	128,339
Depreciation, amortization and accretion	6&10	314,648	252,160	935,124	768,329
		8,090,605	6,268,495	23,211,621	21,832,249
LOSS BEFORE OTHER ITEMS		(8,090,605)	(6,268,495)	(20,132,475)	(21,832,249)

OTHER ITEMS
Interest income		18,601	13,876	53,044	34,279
Interest expense		(32,372)	-	(32,372)	-
Loss on disposition of assets		-	-	(501)	(5,267)
Gain on sale of investments		-	8,652	-	8,652
Loss on fair value of convertible debentures	14	(1,242)	-	(49,681)	-
Loss on settlement of convertible debentures	14	(134,805)	-	(312,207)	-
Gain on settlement of accounts payable	5	16,072	-	144,285	-
		(133,746)	22,528	(197,432)	37,664
NET LOSS FOR THEPERIOD		(8,224,351)	(6,245,967)	(20,329,907)	(21,794,585)

OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF INCOMETAXES		(982)	40,242	(15,167)	101,569
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(8,225,333)	$(6,205,725)	$(20,345,074)	$(21,693,016)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.10)	$(0.09)	$(0.27)	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		78,443,518	71,339,133	76,135,321	67,431,486

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED APRIL 30, 2012
(Unaudited)

						Accumulated
			Additional	Share		Other
	Common Stock		Paid-	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791
Common stock
Issued pursuant to equity financing	6,284,770	6,285	20,975,263	-	-	-	20,981,548
Issued on the exercise of options and warrants	224,323	225	517,895	-	-	-	518,120
Issued pursuant to consulting services agreement	50,000	50	167,324	-	-	-	167,374
Issued pursuant on settlement of convertible debentures	128,508	128	699,212	-	-	-	699,340
Issued pursuant on acquisition of mineral properties	4,420,669	4,421	15,724,411	-	-	-	15,728,832
Issued pursuant to database acquisition	159,236	159	510,989	-	-	-	511,148
Issued pursuant to settlement of current liabilities	40,312	40	158,386	-	-	-	158,426
Stock-based compensation
Options issued for consulting services	-	-	711,249	-	-	-	711,249
Options issued for management fees	-	-	834,219	-	-	-	834,219
Options issued for wages and benefits	-	-	1,021,833	-	-	-	1,021,833
Options issued on acquisition of mineral properties	-	-	76,442	-	-	-	76,442
Broker options issued on acquisition of mineral properties	-	-	28,149	-	-	-	28,149
Warrants issued on acquisition of mineral properties	-	-	70,460	-	-	-	70,460
Net loss for the period	-	-	-	-	(20,329,907)	-	(20,329,907)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(15,167)	(15,167)
Balance, April 30, 2012	84,795,155	$84,795	$196,060,038	$194,700	$(116,070,135)	$15,459	$80,284,857

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine Months Ended	Nine Months Ended
	Notes	April 30, 2012	April 30, 2011
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(20,329,907)	$(21,794,585)
Adjustments to reconcile net loss to net cash from operating activities
Stock based compensation	11	2,734,675	5,765,512
Impairment loss on mineral properties		-	128,339
Depreciation, amortization, depletion and accretion		1,526,110	768,329
Loss on disposition of assets		501	5,267
Gain on sale of investments		-	(8,652)
Loss on fair value of convertible debentures	14	49,681	-
Loss on settlement of convertible debentures	14	312,207	-
Gain on settlement of accounts payable	5	(144,285)	-
Changes in operating assets and liabilities
Accounts and interest receivable		(88,508)	(23,133)
Inventories	4	(1,505,455)	(1,062,766)
Prepaid expenses and deposits		(317,349)	(257,061)
Accounts payable and accrued liabilities		(150,510)	(1,823,267)
Settlement of asset retirement obligations	10	(737,130)	(870,504)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(18,649,970)	(19,172,521)

FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		21,499,668	34,304,984
Settlement of convertible debentures	14	(1,370,486)	-
Advances from (repayment) to related parties	9	2,089	(76,824)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		20,131,271	34,228,160

INVESTING ACTIVITIES
Investment in mineral rights and properties	5&13	(3,878,707)	(457,861)
Purchase of property, plant and equipment		(947,560)	(282,294)
Settlement of loan assumed from acquistion of Cue Resources Ltd.		(260,650)	-
Loan associated with acquisition of Concentric Energy Corp.	8	-	(300,000)
Proceeds from disposition of assets		-	700
Proceeds from sale of investments		-	29,035
Reclamation deposit		(917,836)	(1,872,623)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(6,004,753)	(2,883,043)

NET CASH FLOWS		(4,523,452)	12,172,596
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		30,724,051	21,067,662
CASH AND CASH EQUIVALENTS, END OF PERIOD		$26,200,599	$33,240,258

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

NOTE 1:                NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a partnership (collectively, the “Company”) are engaged in uranium exploration and development programs and mining operations on properties located in the United States and most recently, Paraguay.

The Company realized revenue from uranium sales during the nine months ended April 30, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the next twelve months, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company including the recoverability of the carrying values of its assets are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At April 30, 2012, the Company had working capital of $26.4 million and an accumulated deficit of $116.1 million.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. They may not include all information and footnotes required by U.S. GAAP for complete financial statements, however, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended July 31, 2011 included in the Company’s Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the upcoming fiscal year ending July 31, 2012.

NOTE 2:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp. and its subsidiary, Piedra Rica Mining S.A., Cue Resources Ltd. and its subsidiary, Transandes Paraguay S.A., UEC Concentric Merge Corp., URN Texas GP, LLC, URN South Texas Project, Ltd., and a partnership, South Texas Mining Venture, L.L.P. (“STMV”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Certain line items of the comparative figures have been reclassified to conform to the current period’s presentation format.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests, valuation of stock-based compensation, valuation of available-for-sale securities, net realizable valuation of inventory and valuation of convertible debentures and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventory, depreciation of property and equipment, and amortization of mineral properties, databases and land use agreements. Actual results could differ from those estimates.

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
APRIL 30, 2012
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

The Company’s fair value measurement for the convertible debentures is calculated using a probability-weighted discounted cash flow model (level 3 fair value measurement) which includes the Company’s assessment of the outstanding principle, the accrued interest and the applicable discount rate. Convertible debentures are classified as a liability on the consolidated balance sheet.

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
APRIL 30, 2012
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

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. and Cue Resources Ltd. maintain their accounting records in its local currency – the Canadian dollar. Piedra Rica Mining S.A. and Transandes Paraguay S.A. maintain their accounting records in the local currency - the Paraguayan Guarani. In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiaries are translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income (loss) in the period.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

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

New Accounting Standard

On May 12, 2011, the FASB issued ASU 2011-04 to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. Effective February 1, 2012, the Company adopted this ASU which did not have a material impact on the consolidated financial statements for the Company.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

On June 16, 2011, the FASB issued ASU 2011-05 to provide two options of how to present items of net income, items of other comprehensive income and total comprehensive income. Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present other comprehensive income in the statement of stockholders’ equity. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. On December 23, 2011, FASB issued ASU 2011-12 to defer the ASU 2011-05 requirement with the same effective date as ASU 2011-12. The Company adopted this guidance effective February 1, 2012.

NOTE 3:                AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For the three and nine months ended April 30, 2012 and 2011, the Company recorded an unrealized loss of $982 and $15,167 (2011: gain of $40,242 and $101,569), respectively, on available-for-sale securities recognized in accumulated other comprehensive income (loss).

The fair value of the Company’s available-for-sale securities at April 30, 2012 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$11,843	$-	$-
Kaboko Mining Limited (formerly Uran Limited)	67,716	-	-
	$79,559	$-	$-

The fair value of the Company’s available-for-sale securities at July 31, 2011 is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$24,490	$-	$-
Kaboko Mining Limited (formerly Uran Limited)	54,636	-	-
	$79,126	$-	$-

NOTE 4:                INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventory consists of the following:

	April 30, 2012	July 31, 2011
Supplies	$27,816	$39,263
Work-in-progress	214,806	505,446
Finished Goods - uranium concentrates	4,038,780	2,231,238
	$4,281,402	$2,775,947

At April 30, 2012, the total non-cash component of inventory was $850,415 (July 31, 2011: $712,317). During the three and nine months ended April 30, 2012, the Company did not incur a net realizable value write-down of inventory.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

NOTE 5:                MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2012, the Company had mineral rights covering 95,315 acres located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and an additional 816,936 acres located in Paraguay. These mineral rights were acquired for the purposes of uranium exploration, development and mining at a cost of $41,844,602, net of $1,713,504 in impairment charges. The acquisition costs of $41,844,602 include $35,108,692 representing the fair value of non-cash consideration and $6,735,910 representing the cash consideration. Included in the non-cash consideration is $2,222,823 representing the present value of the retirement obligation associated with the Palangana Mine and $949,828 representing deferred income tax liabilities associated with the acquisition of the Yuty Project. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At April 30, 2012, annual maintenance payments of $1,066,620 were required to maintain these mineral rights.

Mineral rights and property acquisition costs consist of the following:

	April 30, 2012	July 31, 2011
Mineral Rights and Properties, Unproven
Palangana Mine	$6,335,731	$5,710,187
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	-
Channen Project	398,728	-
Salvo Project	363,645	303,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	427,616
Workman Creek Project	1,187,158	-
Los Cuatros (formerly New River) Project	257,250	257,250
Todilto Project	166,720	182,320
Yuty Project	12,043,245	-
Coronel Oviedo Project	880,579	880,579
Other property acquisitions	900,127	837,215
	41,844,602	17,442,713
Accumulated depreciation and depletion	(773,852)	(360,418)
	41,070,750	17,082,295

Databases	2,345,038	1,433,890
Accumulated depreciation	(1,276,568)	(968,782)
	1,068,470	465,108

Land Use Agreements	375,155	375,155
Accumulated depreciation	(109,612)	(81,475)
	265,543	293,680
	$42,404,763	$17,841,083

During the three and nine months ended April 30, 2012, the Company did not record any impairment charges (three and nine months ended April 30, 2011: $Nil).

Pursuant to a Data Purchase and Sale Agreement dated August 19, 2011, the Company purchased certain database covering the Goliad formation from Uranium One Inc. for total consideration of $911,148, comprised of a cash payment of $400,000 and the issuance of 159,326 restricted common shares of the Company with a fair value estimated to be $511,148.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

Mineral property expenditures incurred by major projects are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Mineral Property Expenditures
Palangana Mine	$1,387,984	$1,845,119	$5,833,106	$6,276,677
Goliad Project	91,654	190,361	398,632	448,867
Salvo Project	406,146	513,725	969,065	892,747
Nichols Project	-	-	150,000	15,496
Land work - Texas	92,402	109,079	312,870	267,808
Anderson Project	185,497	-	339,390	-
Workman Creek Project	40,346	-	47,735	-
Yuty Project	588,548	-	588,548	-
Coronel Oviedo Project	923,263	-	1,829,126	-
Other Mineral Property Expenditures	296,149	265,691	438,808	559,371
	$4,011,989	$2,923,975	$10,907,280	$8,460,966

Palangana Mine, Texas

On December 18, 2009, the Company acquired the Palangana Mine as part of the acquisition of STMV with an estimated fair value of $3,911,800 at acquisition. The Palangana Mine is an 8,684-acre property located approximately 100 miles south of the Hobson Processing Facility and is subject to 6% to 12% sliding scale production royalties.

Upon commencement of production in November 2010, the Company began depreciating and depleting the capitalized costs of the Palangana Mine over a 42 to 84-month period. At April 30, 2012, capitalized costs totaled $6,335,731, less accumulated depreciation and depletion of $773,852, for a net book value of $5,561,879. Included in capitalized costs was $2,222,823 of reclamation liability at April 30, 2012 (July 31, 2011: $1,798,387).

Goliad Project, Texas

On October 11, 2005, the Company entered into a mineral asset option agreement granting the Company the right to acquire title to the leases totaling 2,342 acres, encompassing the Goliad Project. The Goliad Project is located in south Texas near the northeast end of the extensive South Texas Uranium trend. At April 30, 2012, capitalized costs totaled $8,689,127.

Burke Hollow Project, Texas

During the three months ended April 30, 2012, the Company entered into a mining lease and surface use agreement granting the Company the right to explore for uranium on the Burke Hollow Project, a 17,510-acre property located in Bee County, Texas.

The acquisition of the Burke Hollow Project was accounted for in accordance with ASC 360, Property, Plant and Equipment as an asset acquisition. Total consideration paid by the Company was $1,313,250 in cash which was capitalized as mineral rights and properties on the Company’s balance sheet.

Channen Project, Texas

During the three months ended April 30, 2012, the Company entered into a lease option agreement granting the Company the right to explore for uranium and enter into a mining lease and surface use agreement on the Channen Project, a 10,704-acre property located in Goliad County, Texas. The lease option agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period ending December 31, 2013.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

The acquisition of the Channen Project was accounted for in accordance with ASC 360, Property, Plant and Equipment as an asset acquisition. Total consideration paid by the Company was $398,728 in cash which was capitalized as mineral rights and properties on the Company’s balance sheet.

Salvo Project, Texas

On November 29, 2010, the Company entered into various lease agreements granting the Company the exclusive right to conduct mining exploration and related operations over an area covering 4,965 acres. The leases have a minimum term of five years with provisions for extensions. At April 30, 2012, capitalized costs totaled $363,645.

Nichols Project, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to conduct mining exploration and related operations on the Nichols Project covering 1,348 acres. The leases have a minimum term of five years with provisions for extensions. In September 2011, the Company extended the majority of the leases by paying $150,000 in cash. At April 30, 2012, capitalized costs totaled $154,774.

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

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)
  Assumption of Concentric’s convertible debenture liabilities valued at $1,707,938 (Note 14).

During the three and nine months ended April 30, 2012, the Company paid $90,000 and $242,045 in cash to various vendors as full settlement of a total $135,498 and $$415,756, respectively, in accounts payable assumed from the merger with Concentric. As a result, a gain of $45,498 and $173,711 on settlement of accounts payable, respectively, was recorded.

During the three and nine months ended April 30, 2012, the Company issued 40,312 shares with a fair value of $158,426 to two former directors of Concentric as full settlement of a total $129,000 in accounts payable assumed from the merger with Concentric. As a result, a loss of $29,426 on settlement of accounts payable was recorded.

At April 30, 2012, capitalized costs totaled $9,154,268.

Workman Creek Project, Arizona

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. (“Cooper”) an undivided 100% interest in the 3,520-acre Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty payment of $100,000. The Company has an exclusive right and option to acquire one-half (1.5%) of the net smelter revenue royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

As consideration for this acquisition, the Company made cash payments totaling $84,640 and issued 300,000 shares. The acquisition of the Workman Creek Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

  Cash payment of $84,640;
  Issuance of 300,000 shares valued at $915,000; and
  Transaction costs incurred valued at $187,518.

At April 30, 2012, capitalized costs totaled $1,187,158.

Los Cuatros Project, Arizona

On January 25, 2010, the Company executed an amendment to the underlying purchase agreement to acquire 640 acres of mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the mineral claims. At April 30, 2012, capitalized costs totaled $257,250.

Todilto Project, New Mexico

Effective January 14, 2009, the Company entered into an Option and Joint Venture Agreement with Kaboko Mining Limited, formerly Uran Limited, (“Kaboko”) over a certain area of the Company’s Todilto Project located in New Mexico. Kaboko may earn a 65% interest in the area by:

  an initial cash payment of $75,000 to the Company (received);
  issuing and delivering to the Company an initial 1,000,000 shares and a further 750,000 shares each at the end of years one, two and three, for a total issuance of 3,250,000 shares of Kaboko common stock (received);
  incurring exploration expenditures of $100,000 in year one (completed), $200,000 in year two (completed), $300,000 in year three (completed), $400,000 in year four and $500,000 in year five, for a total of $1,500,000 in exploration expenditures incurred in the area; and

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)
  the completion of a feasibility study.

During the three months ended April 30, 2012, the Company received a further 750,000 shares of Kaboko with a fair value of $15,600 which was applied against the capitalized costs of the Todilto Project. At April 30, 2012, capitalized costs totaled $166,720.

Coronel Oviedo Project, Paraguay

Pursuant to a Share Exchange Agreement dated May 11, 2011 (the “Agreement”) and effective May 24, 2011, the Company acquired a 100% interest in Piedra Rica Mining S.A., a private Paraguayan company, which holds an undivided 100% interest in the Coronel Oviedo Project located in Paraguay. The Coronel Oviedo Project is comprised of two prospecting permits covering a total 247,000 acres and is subject to a 1.5% gross overriding royalty. The Company has an exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000, including a right of first refusal to acquire all or any portion of the remaining one percent (1.0%).

As consideration for this acquisition, the Company issued 225,000 shares. The acquisition of the Coronel Oviedo Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

  Issuance of 225,000 shares valued at $722,250; and
  Transaction costs incurred valued at $158,329

At April 30, 2012, capitalized costs totaled $880,579.

Yuty Project, Paraguay

Pursuant to an Arrangement Agreement dated January 20, 2012 and effective March 30, 2012 (the “Arrangement Agreement”), the Company acquired all of the outstanding common shares of Cue Resources Ltd. (“Cue”) by way of a plan of arrangement, resulting in the acquisition of an undivided 100% interest in the 230,650-hectare Yuty Project located in southeastern Paraguay. In accordance with the Arrangement Agreement, Cue’s shareholders received 0.0195 of one share of the Company’s common stock for every one share of Cue common stock, resulting in the issuance of 2,345,926 shares of the Company to the former Cue shareholders in exchange for 120,304,067 shares of Cue. Holders of Cue share purchase warrants, stock options and broker options received equivalent securities of the Company at the 0.0195 ratio in exchange for their Cue securities, resulting in the issuance of share purchase warrants, stock options and broker options to purchase an aggregate 987,967 shares of the Company exercisable at prices ranging from $3.59 to $23.08 per share.

Pursuant to a Secured Loan Agreement dated January 20, 2012, the Company advanced CAD$335,000 to Cue with interest calculated at 3% per annum in order for Cue to continue meeting its ongoing operational costs prior to the closing which occurred on March 30, 2012. In accordance with the Arrangement Agreement and effective March 30, 2012, the Company settled debts with certain management members and related parties of Cue by payment of an aggregate $30,075 in cash and the issuance of 171,303 shares of UEC.

The acquisition of the Yuty Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the consideration paid are summarized as follows:

  Issuance of 2,345,926 shares of the Company valued at $9,149,111 in exchange for 120,304,067 shares of Cue;
  Issuance of share purchase warrants valued at $70,460 to purchase 900,446 shares of the Company exercisable at prices ranging from $6.15 and $7.69 per share until expiry on November 10, 2012 and April 19, 2012, respectively, in exchange for Cue share purchase warrants to purchase 46,177,187 shares of Cue exercisable at prices ranging from $0.12 to $0.15 per share;

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)
  Issuance of stock options valued at $76,442 to purchase 48,748 shares of the Company exercisable at prices ranging from $5.13 to $23.08 per share until expiry from July 15, 2013 to August 3, 2016, in exchange for Cue stock options to purchase 2,500,000 shares of Cue exercisable at prices ranging from $0.10 to $0.45 per share;
  Issuance of broker options valued at $28,149 to purchase 38,773 shares of the Company exercisable at a price of $3.59 per share until expiry on November 10, 2012, in exchange for Cue broker options to purchase 1,988,423 shares of Cue exercisable at a price of $0.07 per share;
  Secured loan of CAD$335,000 to Cue with interest at 3% per annum valued at $337,769;
  Debt settlements with certain management members and related parties of Cue by payment of $30,075 in cash and the issuance of 171,303 shares of the Company valued at $668,082; and
  Transaction costs incurred valued at $445,764.

The fair value of options, broker options and warrants issued by the Company was valued with the Black-Scholes options pricing model at the following assumptions:

	Stock Options	Broker Options	Purchase Warrants
Weighted Average Risk Free Interest Rate	0.34%	0.19%	0.18%
Weighted Average Expected Volatility	84.92%	47.49%	50.95%
Weighted Average Contractual Life in Years	2.83	0.62	0.50
Expected Dividend Yield	0.00%	0.00%	0.00%

The allocation of the respective fair values of the consideration paid and the identifiable assets acquired and liabilities assumed are as follows:

Consideration paid
2,345,926 UEC common shares at $3.90 per share	$ 9,149,111
900,446 UEC warrants issued to exchange 46,177,187 CUE warrants	70,460
48,748 UEC options issued to exchange 2,500,000 CUE stock options	76,442
38,773 UEC options issued to exchange 1,988,423 CUE broker options	28,149
Secured loan to Cue	337,769
Debt settlement with a management member - cash	30,075
Debt settlement with management members and related parties - 171,303 UEC shares issued	668,082
Transaction costs	445,764
$ 10,805,852

Assets acquired and liabilities assumed
Cash and cash equivalent	$ 104,216
Other current assets	32,860
Mineral rights and properties	12,043,245
Accounts payable and accrued liabilities	(163,991)
Loan payable to a related party	(260,650)
Deferred income tax liabilities	(949,828)
$ 10,805,852

At April 30, 2012, capitalized costs totaled $12,043,245.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

NOTE 6:                PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30 2012			July 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Hobson Processing Facility	$6,671,959	$(218,482)	$6,453,477	$6,529,928	$(106,832)	$6,423,096
Mining equipment	1,964,764	(711,906)	1,252,858	1,527,101	(506,424)	1,020,677
Vehicles	1,709,595	(986,083)	723,512	1,615,480	(746,268)	869,212
Computer equipment	613,517	(345,329)	268,188	376,275	(272,706)	103,569
Furniture and fixtures	193,013	(99,820)	93,193	183,338	(72,623)	110,715
Land	175,144	-	175,144	175,144	-	175,144
Leasehold improvements	9,970	(8,894)	1,076	8,728	(8,728)	-
	$11,337,962	$(2,370,514)	$8,967,448	$10,415,994	$(1,713,581)	$8,702,413

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

NOTE 7:                RECLAMATION DEPOSITS

Reclamation deposits includes interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. Reclamation deposits consist of the following:

	April 30, 2012	July 31, 2011
Palangana Mine	$3,057,324	$2,117,011
Hobson Processing Facility	1,824,350	1,824,350
Mount Lucas	672,650	672,650
Arizona	15,000	15,000
Wyoming	812	811
	5,570,136	4,629,822
Service Charges	(42,000)	(19,522)
	$5,528,136	$4,610,300

NOTE 8:                LOAN RECEIVABLE

Pursuant to a Secured Loan Agreement dated April 20, 2011, the Company provided a senior secured loan to Concentric in the principal amount of $300,000, subject to interest calculated at 6% per annum, of which $200,000 was utilized to repay a secured loan owed to Global by Concentric, with the remainder for Concentric’s general corporate expenses incurred prior to the completion of the Merger Agreement relating to the Anderson Project (Note 5). Effective September 9, 2011, the Company merged with Concentric which resulted in the reclassification of the loan receivable as consideration towards the purchase price related to the Anderson Project.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

NOTE 9:                DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2012, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $39,455 and $90,315 (three and nine months ended April 30, 2011: $64,525 and $144,650) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and
  incurred $nil and $131,176 in administrative services and associated expense reimbursements paid to a company controlled by a current director. An amount of $179,904 was incurred during the nine months ended April 30, 2011 for finder’s fees related to private placements.

At April 30, 2012, amounts owed to related parties totaled $10,376 (July 31, 2011: $8,287).

NOTE 10:              ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas from the acquisition of STMV.

	April 30, 2012	July 31, 2011
Opening balance	$3,027,803	$2,243,840
Revision in estimate of asset retirement obligations	424,436	126,000
Liabilities assumed	-	1,798,387
Liabilities settled with cash	(737,130)	(1,212,942)
Liabilities settled with common shares	-	(54,000)
Accretion	94,730	126,518
	2,809,839	3,027,803
Less: current portion of asset retirement obligations	(784,284)	(675,872)
Long-term asset retirement obligations	$2,025,555	$2,351,931

	April 30, 2012	July 31, 2011
Undiscounted amount of estimated cash flows	$2,950,798	$3,677,822

Payable in years	2.75 to 8.5	3.5 to 8.5
Inflation Rate	1.87% to 2.25%	2.25%
Discount Rate	5.00% to 10.5%	5.00%

NOTE 11:              CAPITAL STOCK

Capital Stock

The Company’s capital stock at April 30, 2012 was 750,000,000 authorized common shares with a par value of $0.001 per share.

Equity Financing

On April 10, 2012, the Company completed a public offering of its common stock for net proceeds of $20,981,548 through the sale of 6,246,078 shares of the Company at a price of $3.60 per share.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

Share Transaction

Period / Description	Common Shares Issued	Value per Share		Issuance Value
		Low	High
Balance, July 31, 2011	73,487,337
Service Agreements	10,000	$2.99	$3.49	$32,400
Mineral Property Acquisition	1,603,440	3.20	3.20	5,195,797
Database Acquisition	159,236	3.21	3.21	511,147
Balance, October 31, 2011	75,260,013
Mineral Property Acquisition	300,000	3.05	3.05	915,000
Service Agreements	10,000	3.00	3.04	30,200
Settlement of Convertible Debentures	72,703	3.18	3.18	213,955
Options Exercised (1)	29,027	0.45	2.78	4,500
Warrants Exercised	3,408	3.10	3.10	10,564
Balance, January 31, 2012	75,675,151
Mineral Property Acquisition	2,517,229	3.90	3.90	9,793,087
Settlement of Accounts Payable	40,312	3.93	3.93	158,426
Service Agreements	30,000	2.95	4.02	104,775
Equity Financing	6,284,770	3.60	3.60	20,981,548
Settlement of Convertible Debentures	55,805	3.93	3.96	314,113
Options Exercised (2)	82,845	0.33	3.72	158,228
Warrants Exercised	109,043	3.10	4.25	344,828
Balance, April 30, 2012	84,795,155

(1)	Options to purchase 55,000 shares were exercised on a cashless basis resulting in 19,027 net shares issued
(2)	Options to purchase 60,000 shares were exercised on a cashless basis resulting in 15,220 net shares issued

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares of the Company at April 30, 2012, and the changes during the period, is presented below:

	Number of	Weighted average	Weighted average remaining
	Warrants	exercise price	contractual term (years)
Balance, July 31, 2011	4,348,983	$3.57	0.79
Issued	375,834	16.30	1.16
Expired	(3,596,797)	3.95	-
Balance, October 31, 2011	1,128,020	6.59	2.49
Exercised	(3,408)	0.10	0.17
Balance, January 31, 2012	1,124,612	6.60	2.24
Issued	900,446	6.47	0.51
Exercised	(109,043)	3.16	1.52
Expired	(93,376)	5.52	-
Balance, April 30, 2012	1,822,639	$6.79	1.54

The aggregate intrinsic value (“AIV”) under the provisions of ASC 718 of the outstanding warrants at April 30, 2012 was estimated to be $975,000.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

Stock Options

At April 30, 2012, the Company has two Stock Option Plans as follows:

  2006 Stock Option Plan, with 10,000,000 common shares available for issuance; and
  2009 Stock Option Plan, with 7,000,000 common shares available for issuance.

A summary of stock option grants under the Company’s Stock Option Plans for the three and nine months ended April 30, 2012 using the Black Scholes pricing model is presented below:

Date / Period	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 18, 2011	15,000	$ 3.15	10	$ 32,998	4	0.61%	0.00%	102.50%
September 26, 2011	1,005,000	2.78	10	2,070,098	4	0.65%	0.00%	112.05%
Three months ended October 31, 2011	1,020,000			2,103,096
November 2, 2011	10,000	3.15	10	20,823	4	0.63%	0.00%	94.77%
November 3, 2011	15,000	3.34	10	34,991	4	0.65%	0.00%	102.47%
November 7, 2011	20,000	3.21	10	47,606	4	0.63%	0.00%	112.23%
January 10, 2012	10,000	3.05	10	20,605	4	0.53%	0.00%	97.83%
January 16, 2012	50,000	3.43	10	126,743	4	0.57%	0.00%	111.71%
Three months ended January 31, 2012	105,000			250,768
March 12, 2012	50,000	3.77	10	138,168	4	0.69%	0.00%	110.13%
Three months ended April 30, 2012	50,000			138,168
Balance, April 30, 2012	1,175,000			$ 2,492,032

The weighted average fair value per option granted under the Company’s Stock Option Plans during the nine months ended April 30, 2012 was $2.12.

In addition to the stock option grants presented in the above table, and as a result of the acquisition of Cue effective March 30, 2012, the Company issued the following options, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans, in exchange for Cue stock options and broker options:

  Stock options to purchase 48,748 shares of the Company exercisable at prices ranging from $5.13 to $23.08 per share until expiry from July 15, 2013 to August 3, 2016; and
  Broker options to purchase 38,773 shares of the Company exercisable at a price of $3.59 per share until expiry on November 10, 2012.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

A continuity schedule of outstanding stock options for the underlying common shares of the Company during the nine months ended April 30, 2012 is presented below:

	Number of Stock	Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contractual
			Term (Years)
Balance, July 31, 2011	8,579,750	$1.79	7.40
Issued	1,020,000	2.79	9.92
Forfeited	(4,500)	2.43	9.00
Balance, October 31, 2011	9,595,250	1.91	7.44
Issued	105,000	3.31	10.00
Exercised	(65,000)	2.23	8.26
Forfeited	(83,250)	3.04	9.26
Balance, January 31, 2012	9,552,000	1.91	6.99
Issued (3)	137,521	5.13	4.81
Exercised	(127,625)	2.70	7.64
Forfeited	(17,500)	4.35	9.26
Balance, April 30, 2012	9,544,396	$1.94	6.70

The AIV under the provisions of ASC 718 of all outstanding options at April 30, 2012 was estimated to be $10,811,058.

A summary of options outstanding and exercisable at April 30, 2012 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	April 30, 2012	Exercise Price	April 30, 2012	Exercise Price
$0.33 to $0.70	3,315,000	$0.40	3,315,000	$0.40
$0.71 to $2.45	3,671,875	2.38	3,671,875	2.38
$2.46 to $23.08 (3)	2,557,521	3.31	1,821,271	3.39
	9,544,396	$1.94	8,808,146	$1.84

(3) Options include 48,748 options and 38,773 broker options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

Stock Based Compensation

A summary of stock based compensation expense, which is included in general and administrative expenses, for the three and nine months ended April 30, 2012 and 2011 is presented below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011

Stock Based Consulting
Common stock issued for consulting services	$104,774	$166,777	$167,374	$708,747
Options issued to consultants	135,032	374,686	711,249	1,455,151
	239,806	541,463	878,623	2,163,898

Stock Based Management Fees
Options issued to management	-	-	834,219	2,079,707
	-	-	834,219	2,079,707

Stock Based Wages and Benefits
Options issued to employees	182,543	282,950	1,021,833	1,521,907
	182,543	282,950	1,021,833	1,521,907

Stock based compensation charged to inventory	(22,979)	-	(153,993)	-
	$399,370	$824,413	$2,580,682	$5,765,512

NOTE 12:              COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $14,659. Office lease agreements expire between July 2012 and October 2012 for the United States and on a month-to-month basis for Canada. The Company also has various consulting agreements which will expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

July 31, 2012	$124,041
July 31, 2013	72,966
July 31, 2014	10,121
$207,128

The Company is committed to pay its key executives a total of $768,447 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During the nine months ended April 30, 2012, the Company fulfilled its first-year delivery obligation under this contract.

On February 23, 2011, notification was received of a lawsuit filed against the Company related to the acquisition of STMV for an unspecified amount. Pursuant to the acquisition terms, the claimant is entitled to the difference between the estimated $2.2 million in reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual costs are less than the $2.2 million, subject to the receipt of a clearance certificate from the Texas Commission on Environmental Quality which has yet to be issued. The Company believes it has complied with all of the terms related to the acquisition of STMV as current reclamation costs associated with Mt. Lucas are greater than $2.2 million. The Company intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. At April 30, 2012, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

On or about April 3, 2012, notification was received of a lawsuit filed in the State of Arizona by certain holders (the “Petitioners”) of Series “A” convertible debentures against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Petitioners’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and had accrued such liquidated damages on the consolidated balance sheet. With the exception of the liquidated damages, the Company intends to vigorously defend against any and all claims asserted under this lawsuit.

On or about May 17, 2012, notification was received of a lawsuit filed in the State of Texas by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. The Company has engaged legal counsel to determine the appropriate course of action in response to this claim.

NOTE 13:              SUPPLEMENTAL CASH FLOW INFORMATION

	April 30, 2012	July 31, 2011

Cash and Cash Equivalents Consist of:
Cash in bank	$3,430,506	$4,049,131
Term deposits	22,770,093	26,674,920
	$26,200,599	$30,724,051

During the three months ended April 30, 2012, in connection of the acquisition of Cue, the Company issued a total 2,517,229 shares, share purchase warrants to purchase 900,446 shares, stock options to purchase 48,748 shares and broker options to purchase 38,773 shares with an aggregate fair value of $9,992,244.

During the nine months ended April 30, 2012, as a result of the merger with Concentric, the Company issued 1,603,440 shares and share purchase warrants to purchase 375,834 shares with an aggregate fair value of $5,195,797. Additionally, the Company settled with certain Series “A” and “B” convertible debenture holders through a shares-for-debt arrangement whereby a total 128,508 shares with a fair value of $699,340 were issued.

During the nine months ended April 30, 2012, the Company issued 300,000 shares with a fair value of $915,000 for the acquisition of the Workman Creek Project.

During the three months ended April 30, 2012, the Company received 750,000 shares of Kaboko with a fair value of $15,600 which was applied against the capitalized costs of the Todilto Project.

NOTE 14:              CONVERTIBLE DEBENTURES

Effective September 9, 2011, as a result of the merger with Concentric, the Company assumed all of Concentric’s rights and obligations including liability for certain Series “A” and “B” convertible debentures that were previously issued by Concentric in the aggregate principal amount of $1,127,020.

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

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

On September 26, 2011, the Company settled with certain Series “A” convertible debenture holders for cash payments totaling $1,051,854, resulting in a $721,646 reduction of the convertible debentures and the recognition of a loss on settlement of convertible debentures of $330,208.

On November 28, 2011, the Company settled certain Series “B” convertible debentures with a cash payment of $318,632, resulting in a $626,919 reduction of the convertible debentures and the recognition of a gain on settlement of convertible debentures of $308,287.

On December 21, 2011, the Company settled certain Series “A” and the remaining Series “B” convertible debentures with an aggregate value of $75,714 through the issuance of 72,703 shares of the Company at a price of $3.18 per share, resulting in a $229,747 reduction of the convertible debentures and the recognition of a loss on settlement of convertible debentures of $155,481.

On February 7, 2012, the Company settled certain Series “A” convertible debentures with an aggregate value of $55,418 through the issuance of 36,539 shares of the Company at a price of $3.93 per share, resulting in a $117,001 reduction of the convertible debentures and the recognition of a loss on settlement of convertible debentures of $88,180.

On February 27, 2012, the Company settled remaining Series “A” convertible debentures with an aggregate value of $29,668 through the issuance of 19,266 common share of the Company at a price of $3.96 per share, resulting in a $62,307 reduction of the convertible debentures and the recognition of a loss on settlement of convertible debentures of $46,625.

During the three and nine months ended April 30, 2012, the Company recognized a loss in fair value of convertible debentures of $1,242 and $49,681, respectively. At April 30, 2012, no Series “A” or “B” convertible debentures remained outstanding.

NOTE 15:              SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates, with the majority of the Company’s assets located in the United States. During the nine months ended April 30, 2012, the Company completed two sales of uranium concentrates to one customer comprising all of the Company’s external revenue source.

The table below sets forth the certain long-term assets of each geographic segment:

		April 30, 2012
		United States		Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$17,875,447	$10,612,052	$993,440	$-	$12,923,824	$42,404,763
Property, Plant and Equipment	8,802,887	8,089	52,568	56,347	47,557	8,967,448
Reclamation Deposits	5,512,323	15,000	813	-	-	5,528,136

		July 31, 2011
		United States		Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$15,195,697	$698,241	$1,066,566	$-	$880,579	$17,841,083
Property, Plant and Equipment	8,614,831	-	14,386	73,196	-	8,702,413
Reclamation Deposits	4,594,489	15,000	811	-	-	4,610,300

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

The table below sets forth the operating results of each geographic segment:

		Three months ended April 30, 2012
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Mineral property expenditures	2,191,220	238,586	70,372	-	1,511,811	4,011,989
General and administrative	2,578,447	46,141	54,406	1,073,986	10,988	3,763,968
Depreciation, amortization and accretion	294,078	758	7,252	9,734	2,826	314,648
Other income and expenses	(6,369)	142,152	-	(1,947)	(90)	133,746
Net loss	$(5,057,376)	$(427,637)	$(132,030)	$(1,081,773)	$(1,525,535)	$(8,224,351)

		Three months ended April 30, 2011
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Mineral property expenditures	2,868,229	20,406	35,340	-	-	2,923,975
General and administrative	1,874,837	-	53,744	981,027	54,413	2,964,021
Impairment loss on mineral properties	128,339	-	-	-	-	128,339
Depreciation, amortization and accretion	238,728	-	4,386	9,046	-	252,160
Other income and expenses	(22,528)	-	-	-	-	(22,528)
Net loss	$(5,087,605)	$(20,406)	$(93,470)	$(990,073)	$(54,413)	$(6,245,967)

		Nine months ended April 30, 2012
		United States		Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$6,240,000	$-	$-	$-	$-	$6,240,000
Cost of sales	3,160,854	-	-	-	-	3,160,854
Gross profit	3,079,146	-	-	-	-	3,079,146

Mineral property expenditures	7,913,401	425,289	150,916	-	2,417,674	10,907,280
General and administrative	7,794,338	246,301	276,475	3,020,492	31,611	11,369,217
Depreciation, amortization and accretion	869,522	1,011	19,551	39,467	5,573	935,124
Other income and expenses	(40,844)	239,781	-	(1,446)	(59)	197,432
Net loss	$(13,457,271)	$(912,382)	$(446,942)	$(3,058,513)	$(2,454,799)	$(20,329,907)

		Nine months ended April 30, 2011
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Mineral property expenditures	8,301,827	36,357	122,782	-	-	8,460,966
General and administrative	9,068,437	-	191,749	3,060,116	154,313	12,474,615
Impairment loss on mineral properties	128,339	-	-	-	-	128,339
Depreciation, amortization and accretion	725,798	-	17,612	24,919	-	768,329
Other income and expenses	(37,664)	-	-	-	-	(37,664)
Net loss	$(18,186,737)	$(36,357)	$(332,143)	$(3,085,035)	$(154,313)	$(21,794,585)

URANIUM ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
(Unaudited)

NOTE 16:              SUBSEQUENT EVENTS

Other than disclosed elsewhere in this consolidated financial statement, the Company had the following material subsequent event:

Pursuant to a Uranium Mining Lease dated May 23, 2012, the Company acquired from URenergy, LLC a mining lease for uranium on the Slick Rock Project located in San Miguel and Montrose Counties, Colorado. The Slick Rock Project is subject to a 3.0% production royalty requiring an annual advance royalty payment of $30,000 beginning on November 30, 2017. As consideration for this acquisition, the Company paid $100,000 in cash.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in reports and other documents of the Company filed with or furnished to the SEC, including, without limitation, this Form 10-Q filing for the nine months ended April 30, 2012 and the Form 10-K filing for the fiscal year ended July 31, 2011 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause the actual results to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors under Part II - Other Information”.

Results of Operations for the Three and Nine Months Ended April 30, 2012 and 2011

General

For the three and nine months ended April 30, 2012, the Company recorded a net loss of $8,224,351 ($0.10 per share) and $20,329,907 ($0.27 per share), respectively. The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

During the nine months ended April 30, 2012, the Company completed two sales of uranium concentrates which accounted for all the Company’s external revenue.

Revenues and Cost of Sales

The Company commenced uranium production at its Palangana Mine in November 2010. In October 2011 and January 2012, the Company completed two sales of uranium concentrates under the terms of its existing offtake agreement, fulfilling its delivery commitments for the first year. For the three months ended April 30, 2012, no sales of uranium concentrates were generated.

For the nine months ended April 30, 2012, sales of uranium concentrates totaled 120,000 pounds at $52 per pound, generating revenues of $6,240,000.

For the nine months ended April 30, 2012, cost of sales was $3,160,854. Cost of sales for uranium concentrates is determined using the average cost per pound at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

For the nine months ended April 30, 2012, the Company generated a gross profit of $3,079,146.

Expenses

For the three and nine months ended April 30, 2012 and 2011, total expenses incurred by the Company were $8,090,605 and $23,211,621 (2011: $6,268,495 and $21,832,249), respectively. In general, both mineral property expenditures and general and administrative expenses, excluding stock based compensation, have increased.

Mineral property expenditures during the three and nine months ended April 30, 2012 and 2011 were $4,011,989 and $10,907,280 (2011: $2,923,975 and $8,460,966), respectively. These amounts include expenditures relating to property maintenance, exploration, development including permitting and all other non-production related activities on the Company’s uranium projects. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred.

The following table set forth the mineral property expenditures for the Company’s major projects incurred during the three and nine months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Mineral Property Expenditures
Palangana Mine	$1,387,984	$1,845,119	$5,833,106	$6,276,677
Goliad Project	91,654	190,361	398,632	448,867
Salvo Project	406,146	513,725	969,065	892,747
Nichols Project	-	-	150,000	15,496
Land work - Texas	92,402	109,079	312,870	267,808
Anderson Project	185,497	-	339,390	-
Workman Creek Project	40,346	-	47,735	-
Yuty Project	588,548	-	588,548	-
Coronel Oviedo Project	923,263	-	1,829,126	-
Other Mineral Property Expenditures	296,149	265,691	438,808	559,371
	$4,011,989	$2,923,975	$10,907,280	$8,460,966

General and administrative expenses during the three and nine months ended April 30, 2012 and 2011 were $3,763,968 and $11,369,217 (2011: $2,964,021 and $12,474,615), respectively.

For the three and nine months ended April 30, 2012 and 2011, general and administrative expenses were comprised, respectively, of salaries, management and consulting fees of $798,864 and $3,392,381 (2011: $806,095 and $3,132,722), office, investor relations, communications and travel of $2,191,891 and $4,404,641 (2011: $903,085 and $2,620,718), and professional fees of $373,843 and $991,513 (2011: $430,429 and $955,663). The activities of the Company include a number of corporate acquisitions and asset purchases during the nine months ended April 30, 2012, resulting in an increase in the overall general and administrative support required. These include the expansion of the Company’s New Mexico office to support the recently acquired Anderson and Workman Creek Projects, as well as the addition of a Paraguayan office to support the Coronel Oviedo and Yuty Projects.

For the three and nine months ended April 30, 2012 and 2011, stock-based compensation of $399,370 and $2,580,682 (2011: $824,412 and $5,765,512) is also included in general and administrative expenses. This decrease is primarily the result of a general decrease in stock options granted to employees, officers and consultants.

Depreciation, amortization and accretion during the three and nine months ended April 30, 2012 and 2011 were $314,648 and $935,124 (2011: $252,160 and $768,329), respectively. The increase was primarily due to general exploration and development assets acquired through the normal course of business as well as the accretion of asset retirement obligations.

Production and Inventories

During the three and nine months ended April 30, 2012, the Palangana Mine produced 34,000 and 139,000 pounds of uranium concentrates. During the three and nine months ended April 30, 2012, the Hobson Facility processed 37,000 and 148,000 pounds of uranium concentrates. At April 30, 2012, the Hobson Facility has processed a total of 273,000 pounds of uranium concentrates since the commencement of production at the Palangana Mine.

As at April 30, 2012, the total value of inventories were $4,281,402, of which $4,038,780 (94%) represents the value of finished goods-uranium concentrates, $214,806 (5%) represents the value of work-in-progress and $27,816 (1%) represents the value of supplies. The cash component(1) of the total value of inventories was $3,430,987, and the non-cash component(1) of the total value of inventory was $850,415. At April 30, 2012, the Company had available for sale a total of 153,000 pounds of uranium concentrates.

(1)

Cash component and non-cash component are key indicators not defined under U.S. GAAP and are non-GAAP measures. Cash component is calculated as the total inventory value less the non-cash component of the inventory value. The non-cash component is comprised of depreciation, depletion and stock-based compensation.

Transactions with Officers and Directors

During the three and nine months ended April 30, 2012, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $39,455 and $90,315 (three and nine months ended April 30, 2011: $64,525 and $144,650) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $Nil and $131,176 in administrative services and associated expense reimbursements paid to a company controlled by a current director. An amount of $179,904 was incurred during the nine months ended April 30, 2011 for finder’s fees related to private placements.

At April 30, 2012, amounts owed to related parties totaled $10,376 (July 31, 2011: $8,287).

Liquidity and Capital Resources

	April 30, 2012	July 31, 2011
Cash and cash equivalents	$26,200,599	$30,724,051
Working capital	26,359,893	30,020,926
Total assets	88,258,690	65,390,985
Total liabilities	7,973,833	6,268,194
Shareholders' equity	80,284,857	59,122,791

On April 10, 2012, the Company completed a public offering of its common stock for net proceeds of $20,981,548 through the sale of 6,246,078 shares of the Company at a price of $3.60 per share.

As at April 30, 2012, the Company had $26,200,599 in cash and cash equivalents and working capital of $26,359,893. Net cash decreased by $4,523,452 during the nine months ended April 30, 2012 compared to an increase of $12,172,596 during the nine months ended April 30, 2011.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2012 and 2011 was $18,649,970 (2011: $19,172,521). Significant operating expenditures during the current period included mineral property expenditures, production costs and general and administrative expenses. In addition, during the nine months ended April 30, 2012 and 2011, the Company settled asset retirement obligations in cash for a total of $737,130 (2011: $870,504) and settled accounts payables assumed from the acquisition of Concentric Energy Corp. with cash payments of $242,045 (2011: $Nil).

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2012 and 2011 was $20,131,271 (2011: $34,228,160) resulting from shares issued for cash of $21,499,668 mainly through a public offering of the Company’s shares (2011: $34,304,984 from a private placement) and cash paid for settlement of convertible debentures of $1,370,486 (2011: $Nil).

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2012 and 2011 was $6,004,753 (2011: $2,883,043) resulting from acquisition of mineral rights and properties of $3,878,707 (2011: $457,861), purchase of property, plant and equipment of $947,560 (2011: $282,294), settlement of loan assumed from acquisition of Cue of $260,650 (2011: $Nil), and reclamation deposit of $917,836 paid (2011: $1,872,623).

Stock Options and Warrants

As at April 30, 2012, the Company had stock options outstanding to purchase 9,544,396 shares and share purchase warrants outstanding to purchase 1,822,639 shares. The outstanding stock options have a weighted average exercise price of $1.94 per share and the outstanding warrants have a weighted average exercise price of $6.79 per share. At April 30, 2012, outstanding stock options and warrants totaled 11,367,035 shares issuable for gross proceeds of approximately $30,892,000 should these options and warrants be exercised in full. As at April 30, 2012, outstanding in-the-money stock options and warrants totaled 8,879,395 shares issuable for gross proceeds of approximately $14,358,000 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of Salvo, Anderson, Paraguay and other mineral projects.

At April 30, 2012, the Company had $26.2 million in cash and cash equivalents and working capital of $26.4 million. It is anticipated that existing cash resources will be sufficient to carry out the Company’s plan of operations including exploration and development activities for the next twelve months. Beyond the next twelve months, the Company may be required to obtain additional financing in order to continue our plan of operations. It is anticipated that additional financing will be in the form of equity financing from the sale of the Company’s common stock, for example, through the S-3 “Shelf” Registration Statement that became effective on September 2, 2011 or other appropriate methods. We cannot provide any assurance that we will be able to generate sufficient financing from the sale of our common stock to fund our plan of operations and intended growth. In the absence of such financing, we may not be able to continue exploration or development of our mineral rights and, conceptually, may be forced to abandon our projects.

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

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the year ended July 31, 2011 changed by the following:

  Office space leases have decreased the commitments by $5,000; and
  Consulting agreements have decreased the commitments by $223,000 as a result of entering and renewing various consulting agreements.

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

Subsequent Events

The Company had the following material subsequent events to report:

Pursuant to a Uranium Mining Lease dated May 23, 2012, the Company acquired from URenergy, LLC a mining lease for uranium on the Slick Rock Project located in San Miguel and Montrose Counties, Colorado. The Slick Rock Project is subject to a 3.0% production royalty requiring an annual advance royalty payment of $30,000 beginning on November 30, 2017. As consideration for this acquisition, the Company paid $100,000 in cash.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 23, 2011, notification was received of a lawsuit filed against the Company related to the acquisition of South Texas Mining Venture, L.L.P. (“STMV”) for an unspecified amount. Pursuant to the acquisition terms, the claimant is entitled to the difference between the estimated $2.2 million in reclamation costs associated with Mt. Lucas and the actual reclamation costs associated with Mt. Lucas, provided the actual costs are less than the $2.2 million, subject to the receipt of a clearance certificate from the Texas Commission on Environmental Quality which has yet to be issued. The Company believes it has complied with all of the terms related to the acquisition of STMV as current reclamation costs associated with Mt. Lucas are greater than $2.2 million. The Company intends on disputing any and all claims under this lawsuit. Any potential judgment received against the Company and awarded to the claimant is expected to be immaterial. At April 30, 2012, the claimant has engaged a firm to perform an audit on the expenses associated with Mt. Lucas.

Effective September 9, 2011, as the result of the merger with Concentric, the Company assumed all of Concentric’s rights and obligations including those arising from or relating to an involuntary bankruptcy petition filed on June 16, 2010 (the “Petition”) filed by certain holders (the “Petitioners”) of Series “A” convertible debentures (the “Debentures”) against Concentric in the United States Bankruptcy Court in and for the District of Arizona. Prior to and after June 16, 2010, the Petitioners, who had also made equity investments in Concentric prior to the merger, sent Concentric letters alleging defaults under the Debentures and requesting acceleration of amounts due under the Debentures. Pursuant to a Settlement Agreement and Mutual Release dated October 4, 2011 (the “Settlement Agreement”), the Company and the Petitioners agreed to settle all claims and potential claims raised in the bankruptcy case, including any and all claims relating to the Debentures. In accordance with the terms of the Settlement Agreement, the Company paid $1,051,854 in cash to the Petitioners in full settlement of the Debentures and a stipulation to dismiss the Petition and the bankruptcy case was filed. On October 12, 2011, the United States Bankruptcy Court for the District of Arizona approved the dismissal of the Petition.

On or about April 3, 2012, notification was received of a lawsuit filed in the State of Arizona by the Petitioners against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Petitioners’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and intended to satisfy. With the exception of the liquidated damages, the Company intends to vigorously defend against any and all claims asserted under this lawsuit.

On or about May 17, 2012, notification was received of a lawsuit filed in the State of Texas by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. The Company has engaged legal counsel to determine the appropriate course of action in response to this claim.

On or about May 25, 2012, the Company filed a lawsuit in the State of Texas against Everest Exploration, Inc., Everest Resource Company, Thomas M. Crain, Jr. and James T. Clark for an unspecified amount of damages as a result of claimed material breaches of their representations, warranties and covenants under the Asset Purchase Agreement dated November 23, 2009 and effective December 19, 2009 relating to the STMV acquisition.

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

Uranium Energy Corp. was incorporated on May 16, 2003 as a precious metals explorer and subsequently changed our business operations to focus on uranium properties in the United States. Since then, we have been engaged in uranium exploration and development programs and mining operations on properties located in the United States and, most recently, Paraguay. We commenced uranium production for the first time at our Palangana Mine in November 2010 and generated uranium concentrates sales during the nine months ended April 30, 2012. We also hold certain mineral property interests in various stages of exploration and development in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the area of Coronel Oviedo, Paraguay. The Company has not established proven or probable reserves on any of its mineral properties.

The Company has a history of significant negative cash flow and net losses since its inception to April 30, 2012 totaling $116.0 million. Although we generated revenue from sales of uranium concentrates in Fiscal 2012, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

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

Historically, we have relied on equity financing as our primary source of financing. Our ongoing reliance on equity financing and its availability whenever such additional financing is required will be dependent on many factors, including but not limited to general market conditions and the market value of our common stock. We may also be required to seek other forms of financing such as joint ventures, debt financing or other arrangements. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million (of which approximately $22.5 million was sold in our public offering that closed on April 10, 2012). However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Further exploration by our Company may not result in economically viable mining operations or yield new reserves.

Exploration for uranium involves many risks and uncertainties and success in exploration is dependent on a number of factors, including the quality of management, quality and availability of geological expertise and the availability of exploration capital. Major expenses may be required to establish reserves by drilling, constructing mining or processing facilities at a site, developing metallurgical processes and extracting uranium from ore. Also, substantial expenses may be incurred on exploration projects which are subsequently abandoned due to poor exploration results or the inability to define reserves which can be mined economically.

Even if an exploration program is successful and economically recoverable uranium is found, it can take a number of years from the initial phases of drilling and identification of the mineralization until production is possible, during which time the economic feasibility of extraction may change and uranium that was economically recoverable at the time of discovery ceases to be economically recoverable. There can be no assurance that uranium recovered in small scale tests will be duplicated in large scale tests under onsite conditions or in production scale operations, and material changes in geological resources or recovery rates may affect the economic viability of uranium projects.

We cannot assure that exploration and development programs will result in profitable commercial mining operations. The economics of developing uranium properties are affected by many factors including the cost of operations, fluctuations in the price of uranium, costs of processing equipment and such other factors as government regulations. In addition, the quantity of uranium ultimately extracted may differ from that indicated by drilling results and such differences could be material.

We have limited production and sales history.

We have limited production history. Ongoing production and commissioning of staged expansions to production may not proceed as planned, with potential for delay in the timing of targeted production and/or a failure to achieve the level of targeted production. In extreme circumstances, these potential delays or difficulties may necessitate additional funding which could lead to additional equity or debt requirements for our Company. In addition to potential delays, there is a risk that capital and/or operating costs will be higher than expected or there will be other unexpected changes in variables upon which expansion and commissioning decisions were made. These potential scope changes and/or cost overruns may lead also to additional funding requirements. Our activities may be affected by numerous other factors beyond our control. Mechanical failure of our operating plant and equipment, and general unanticipated operational and technical difficulties may adversely affect our operations. Operating risks beyond our control may expose our Company to uninsured liabilities. The business of mining, exploration and development is subject to a variety of risks and hazards such as cave-ins and other accidents, flooding, environmental hazards, the discharge of toxic chemicals and other hazards and the use of contractors. Such occurrences may delay production, increase production costs or result in damage to and destruction of, mineral properties or production facilities, personal injury, environmental damage and legal liability.

In addition, we have a limited history selling our uranium product and inventories. We may experience difficulty in marketing and/or selling our uranium product and inventories which may adversely impact our revenues and operating cash flows.

Acquisitions that we may make from time to time could have an adverse impact on us.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

We may not be able to obtain or maintain necessary licenses.

Our exploration and mining activities are dependent upon the grant of appropriate authorizations, licences, permits and consents, as well as continuation of the authorizations, licences, permits and consents already granted, which may be granted for a defined period of time, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary authorizations, licences, permits and consents will be granted to us, or that authorizations, licences, permits and consents already granted will not be withdrawn or made subject to limitations.

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

We hold certain mineral rights located in Paraguay through the acquisition of a 100% interest in Piedra Rica Mining S.A. and Transandes Paraguay S.A, which were incorporated in Paraguay. Operations in foreign jurisdictions outside of the U.S. and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

In the event of a dispute arising at our foreign operations in Paraguay, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts in the United States or Canada. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Any adverse or arbitrary decision of a foreign court may have a material and adverse impact on our business, prospects, financial condition and results of operations.

There is no guarantee that title to our mineral property interests will not be challenged.

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

Due to the nature of our business, we may be subject to legal proceedings.

Due to the nature of our business, we may be subject to numerous regulatory investigations, civil claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business and/or financial position.

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

We have issued equity securities in the past and may continue to issue equity securities to finance our activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets. In addition, outstanding options and warrants to purchase shares of common stock may be exercised, resulting in the issuance of additional shares of common stock. The issuance by us of additional shares of common stock would result in dilution to our stockholders, including a reduction in the proportionate ownership and voting power and a decrease in the market price of our common stock, and even the perception that such an issuance may occur could have a negative impact on the trading price of our shares of common stock. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million (of which approximately $22.5 million was sold in our public offering that closed on April 10, 2012).

Our common stock is currently classified as a "penny stock" under SEC rules which may limit the market for our common stock.

Under SEC rules, a "penny stock" generally refers to securities of companies that trade below $5.00 per share. Historically, the trading price of our common stock has fluctuated significantly and has traded above and below $5.00 per share. At April 30, 2012, the trading price of our common stock closed at $2.95 per share and was therefore classified as a penny stock. SEC Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit our market liquidity, which in turn affects the ability of our stockholders to resell their shares at prices at or above their cost.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following issuance of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the Company’s fiscal quarter ended April 30, 2012:

On each of February 2, March 6, April 3, and April 30, 2012, the Company issued 7,500 shares of restricted common stock at a deemed issuance price of $3.85 per share to one shareholder pursuant to the terms of a consulting agreement. With respect to such issuances, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and /or Section 4(2).

On February 7, 2012, the Company issued an aggregate of 76,851 shares of restricted common stock at a deemed issuance price of $3.20 per share to five shareholders in settlement of certain convertible debentures. With respect to such issuances, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Rule 506 and/or Section 4(2), based on representations by such shareholders in subscription agreements with the Company.

On February 27, 2012, the Company issued an aggregate of 19,266 shares of restricted common stock at a deemed issuance price of $3.20 per share to three shareholders in settlement of certain convertible debentures. With respect to such issuances, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Rule 506 and/or Section 4(2), based on representations by such shareholders in subscription agreements with the Company.

On March 30, 2012, the Company issued an aggregate of 171,303 shares of restricted common stock at a deemed issuance price of $3.0705 per share to four shareholders pursuant to the terms of an arrangement agreement. With respect to such issuances, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and/or Section 4(2), based on representations by such shareholders in subscription agreements with the Company.

On April 26, 2012, the Company issued 38,692 shares of restricted common stock at a deemed issuance price of $3.8908 per share to one shareholder pursuant to the terms of a financial advisor agreement. With respect to such issuance, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and/or Section 4(2).

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
Date: June 8, 2012

/s/ “Mark Katsumata”
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
Date: June 8, 2012