Form 10-K
period 2012-07-31
URANIUM ENERGY CORP
filed 2012-10-15
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1111 West Hastings Street, Suite 320, Vancouver, British Columbia, Canada V6E 2J3
(Address of principal executive offices)

(604) 682-9775
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.001 per share	NYSE MKT Equities Exchange

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]          No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]          No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer

[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently second fiscal quarter ($3.60 on January 31, 2012) was approximately $256,769,298.

The registrant had 85,243,155 shares of common stock outstanding as of October 10, 2012.

__________

FORWARD-LOOKING STATEMENTS

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

Corporate Organization

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name "Carlin Gold Inc." During 2004, we changed our business operations and focus from precious metals exploration to uranium exploration in the United States. On January 24, 2005, we completed a reverse stock split of our common stock on the basis of one share for each two outstanding shares and amended our Articles of Incorporation to change our name to "Uranium Energy Corp.". Effective February 28, 2006, we completed a forward stock split of our common stock on the basis of 1.5 shares for each outstanding share and amended our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 750,000,000 shares of common stock with a par value of $0.001 per share. In June 2007, we changed our fiscal year end from December 31 to July 31.

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. Effective December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. ("STMV"), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. (“STMV Acquisition”). On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. Effective May 24, 2011, we acquired a 100% in interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. Effective September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. Effective March 30, 2012, we acquired a 100% interest in Cue Resources Ltd., a publicly-traded company incorporated in the Province of British Columbia, Canada.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas 78401 and 1111 West Hastings Street, Suite 320, Vancouver, British Columbia, Canada V6E 2J3.

General Business

We are engaged in uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates, on projects located in the United States and Paraguay. Our fully-licensed and 100%-owned Hobson Processing Facility (“Hobson” or the “Hobson Facility”) forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, utilizing in-situ recovery mining. As a central processing site, Hobson processes uranium-loaded resins from our Palangana Mine and has the additional capacity to process uranium-loaded resins from other satellite mining operations within the South Texas Uranium Belt as they enter production. Since the commencement of production in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of uranium concentrates.

At July 31, 2012, we had mineral rights located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay. We acquired these mineral rights for the purposes of uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates. Many of the areas in which the Company has interests in have been the subject of historical exploration by other mining companies. Specific exploration targets may be identified internally by our geological team by utilizing this prior exploration work combined with our extensive exploration database.

Fiscal 2012

The following is a list of the material transactions for the fiscal year ended July 31, 2012:

  Effective September 9, 2011, we acquired a 100% interest in the Anderson Project located in the State of Arizona through the acquisition of Concentric Energy Corp., a private company incorporated in the State of Nevada;

  Effective November 30, 2011, we acquired a 100% interest in the Workman Creek Project located in the State of Arizona;

  Effective March 30, 2012, we acquired a 100% interest in the Yuty Project located in the Republic of Paraguay through the acquisition of Cue Resources Ltd., a publicly-traded company incorporated in the Province of British Columbia, Canada;

  Effective March 31, 2012, we acquired a 100% interest in a further two prospecting permits in the area of Coronel Oviedo, Paraguay, adjacent to the Company’s existing Coronel Oviedo Project;

  On April 10, 2012, we closed a public offering of its common stock for gross proceeds of $22.5 million (net proceeds of $21.0 million) through the sale of 6,246,078 shares of the Company at a price of $3.60 per share;

  Effective May 23, 2012, we acquired uranium rights through a mineral lease on the Slick Rock Project located in the State of Colorado;

  During Fiscal 2012, we acquired uranium rights through a mineral lease on the Burke Hollow Project located in the State of Texas; and

  During Fiscal 2012, we acquired uranium rights through a mineral lease on the Channen Project located in the State of Texas.

Background of the Uranium Industry

A relatively small number of companies operating in only a few countries are engaged in uranium production, with only five producers marketing 61% of the estimated world production in 2011. Roughly 73% of the world’s production in 2011 came from four countries: Kazakhstan, Canada, Australia and Niger. In 2009, Kazakhstan surpassed Canada as the largest global producer, a title Canada had held for 17 years.

Between 1960 and 1985, a significant amount of uranium exploration was conducted in the United States. In 2011, the United States was the largest consumer of uranium in the world at approximately 55 million pounds, while domestic production was significantly less at approximately 3.4 million pounds. In 2011, nuclear power supplied 19.2% or 790.2 billion kilowatt-hours of the electricity consumed in the United States, with 104 nuclear reactors operating in the U.S. (35 boiling water reactors, 69 pressurized water reactors) at July 31, 2012. It should be noted that the Nuclear Regulatory Commission this year issued its first reactor-construction licenses in more than three decades.

The unprecedented earthquake and tsunami that struck Japan’s Fukushima nuclear reactors in March 2011 have had a major impact on the nuclear industry, with the lessons learned being applied towards operating safer nuclear reactors in the future. A sample of 54 uranium stocks listed in the U.S., Australia and Canada indicates an average stock price decline of 71.4% from March 10, 2011 to October 1, 2012. As a direct result of Fukushima, most countries, while declaring their long-term commitment towards nuclear power, have initiated major technical reviews of all safety and security systems of existing nuclear plants and those under construction. Some of the reverberations include reactors shutting in Japan and Germany, although it is likely that some reactors will return to service in the coming months. These events have had a direct impact on near-term uranium demand and on spot market prices with recent transactions around $45.50 per pound in the third quarter of 2012 versus approximately $70 per pound pre-Fukushima. Current long-term price is $60 per pound versus approximately $70 per pound pre-Fukushima.

Despite all of this, there are signs of improvement as evidenced by the many uranium stocks that have started recovering from their post-Fukushima lows. Positive news have come out of China, India, South Korea and Russia announcing their plans to move forward with ambitious domestic nuclear plans after a safety review of their nuclear plants. According to Ux Consulting (UxC), a uranium market information source, existing mine production plus new planned and potential mine production is estimated to increase primary uranium supply from 139.8 million pounds in 2011 to 185.9 million pounds in 2020, while secondary sources of supply is estimated to fall from 45.5 million pounds to 16.6 million pounds annually during the same period. UxC has estimated in its “Uranium Market Outlook - Q3 2012” that uranium demand will grow from 179.5 million pounds in 2011 to 219.4 million pounds in 2020.

Rising global demand for electricity is an important driver for the projected long term upswing in uranium demand. According to the International Energy Outlook 2011 reference case forecast, world net electricity consumption is expected to increase by 87% by 2035. Total demand for electricity is projected to increase on average by 2.4% per year from 17.2 trillion kilowatt hours in 2009 to 31.7 trillion kilowatt hours in 2035. According to the World Nuclear Association, there are 65 reactors under construction globally (including 26 in China, ten in Russia and seven in India). Several of the Arab states are starting the transition away from fossil fuels towards nuclear, with Saudi Arabia planning to build up to 16 reactors and the United Arab Emirates with contracts for four reactors.

The price for uranium will be driven by supply and demand fundamentals and there is potential for further increases in the price based upon current and expected imbalance of supply and growing demand going forward, particularly if the expiration of the U.S./Russian HEU agreement in November 2013 is considered. This agreement currently supplies approximately 24 million pounds to the U.S. nuclear fuel market which equates to nearly 45% of U.S. demand. As a result, there remains a projected long-term supply/demand imbalance beyond 2013 even after the impact of Fukushima is considered. Many industry executives and analysts, including J.P. Morgan, have stated that a minimum acceptable uranium price to encourage new hard-rock production is between $75 to $85 per pound.

In-Situ Recovery Mining

We utilize in-situ (“ISR”) recovery uranium mining for our Palangana Mine and will continue to utilize ISR mining whenever such alternative is available to conventional mining. When compared to conventional mining, ISR mining requires lower capital expenditures and has a reduced impact on the environment, as well as a shorter lead time to production.

ISR mining involves circulating oxidized water through an underground uranium deposit, dissolving the uranium and then pumping the uranium-rich solution to the surface for processing. Leaching solution enters the formation through a series of injection wells and is drawn to a series of communicating production wells. To create a localized hydrologic cone of depression in each wellfield, more groundwater will be produced than injected. Under this gradient, the natural groundwater movement from the surrounding area is toward the wellfield, providing control of the injection fluid. Over-production is adjusted as necessary to maintain a cone of depression which ensures that the injection fluid does not move outside the permitted area.

The uranium-rich solution is pumped from the ore zone to the surface and circulated through a series of ion exchange columns located at the mine site. The solution flows through beds of resin inside an ion exchange column where the uranium bonds to small resin beads. As the solution exits the ion exchange column, it is mostly void of uranium and is re-circulated back to the wellfield and through the ore zone. Once the resin beads are fully-loaded with uranium, they are transported by truck to the Hobson Facility and transferred to a tank for flushing with a brine solution, or elution, which strips the uranium from the resin beads. The stripped resin beads are then transported back to the mine and reused in the ion exchange columns. The uranium solution, now free from the resin, is precipitated out and concentrated into a slurry mixture and fed to a filter press to remove unwanted solids and contaminants. The slurry is then dried in a zero-emissions rotary vacuum dryer, packed in metal drums and shipped out as uranium concentrates, or yellowcake, to ConverDyn for storage and sales.

Each project is divided into a mining unit known as a Production Area Authorization (“PAA”) which lies inside an approved Mine Permit Boundary. Each PAA will be developed, produced and restored as one unit and have its own set of monitor wells. It is common to have multiple PAAs in production at any one time with additional units in various states of exploration, development and/or restoration.

After mining is complete in a PAA, aquifer restoration will begin as soon as practicable and will continue until the groundwater is restored to pre-mining conditions. Once restoration is complete, a stability period of no less than one year is scheduled with quarterly baseline and monitor well sampling. Wellfield reclamation will follow after aquifer restoration is complete and the stability period has passed.

Hobson Processing Facility

Hobson is located about 100 miles northwest of Corpus Christi in Karnes County, Texas. Hobson was originally licensed and constructed in 1978, serving as the hub for several satellite mining projects until 1996, and was subsequently completely refurbished in 2008.

Hobson is a central processing site designed to process uranium-loaded resins from our Palangana Mine and has the additional capacity to process uranium-loaded resins from other satellite mining operations within the South Texas Uranium Belt as they enter production. Our strategy is to have ISR production from the Palangana Mine and from our other South Texas projects such as the Goliad Project processed at Hobson as a central processing site, rather than constructing a new processing plant for each project.

Palangana Mine

Palangana is a prior-producing ISR mine located in the South Texas uranium belt. The 9,601-acre property is located approximately 100 miles south of the Hobson Facility. Over 4,000 historic exploration, development and production holes were drilled at Palangana by Union Carbide Corp (“Union Carbide”), Chevron Corporation and Everest Exploration, Inc. Union Carbide produced uranium at the project in the mid to late 1970’s with ISR technology. Harry Anthony, the Company’s Chief Operating Officer, was a member of Union Carbide’s ISR mining team and oversaw the development and production of this project.

In November 2010, Palangana commenced production of uranium using ISR mining. In January 2011, Hobson began processing resins received from Palangana. During Fiscal 2012, the Palangana Mine produced 183,000 pounds of uranium concentrates. Since the commencement of production in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of uranium concentrates.

Long-Term Delivery Contract

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract.

Goliad Project Development

The Goliad Project is located in Goliad County, Texas approximately 95 miles north of Corpus Christi and 55 miles east of Hobson. The Company anticipates that any uranium identified at Goliad will be extracted using ISR mining and processed at Hobson.

Salvo Project Exploration

The Salvo Project is located in Bee County, Texas approximately 60 miles northwest of Corpus Christi and 45 miles southeast of Hobson. It is comprised of 33 leases covering 5,340 acres within the South Texas Uranium Belt. The Company anticipates that any uranium identified at the Salvo Project will be extracted using ISR mining and processed at Hobson.

Burke Hollow Project

During Fiscal 2012, the Company entered into a mining lease and surface use agreement granting the Company the exclusive right to explore, develop and mine for uranium on the Burke Hollow Project, a 17,510-acre property located in Bee County, Texas. Total consideration paid by the Company was $1,313,250 in cash.

Channen Project

During Fiscal 2012, the Company entered into a lease option agreement granting the Company the exclusive right to explore for uranium and enter into a mining lease and surface use agreement on the Channen Project, a 10,704-acre property located in Goliad County, Texas. The lease option agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period ending December 31, 2013. Total consideration paid by the Company was $428,164 in cash.

Anderson Project

Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 and effective September 9, 2011 (the “Merger Agreement”), the Company merged with Concentric Energy Corp. (“Concentric”) resulting in the acquisition of an undivided 100% interest in the 9,852-acre Anderson Project located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric’s shareholders received 0.1075 of one share of the Company’s common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 shares of the Company exercisable at prices ranging from $9.30 to $65.12 per share to the former holders of Concentric share purchase warrants.

Pursuant to an Acquisition Agreement dated April 11, 2011, as amended on June 24, 2011, and effective September 9, 2011 (the “Acquisition Agreement”) concurrently with the Merger Agreement, the Company was assigned all of Global Uranium Corp.’s (“Global”) rights and interests under the terms and conditions of an Option and Joint Venture Agreement dated April 13, 2010 between Concentric and Global with respect to the Anderson Project. In accordance with the Acquisition Agreement, the Company provided an initial cash payment of $150,000, a further cash payment of $200,000 representing repayment in full of a secured loan between Global and Concentric, and a final cash payment of $150,000 and the issuance of 350,000 restricted shares of the Company.

At July 31, 2012, capitalized costs for the Anderson Project totaled $9,154,268.

Workman Creek Project

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. an undivided 100% interest in the 4,192-acre Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty payment of $100,000. The Company has an exclusive right and option to acquire one-half (1.5%) of the net smelter revenue royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024. At July 31, 2012, capitalized costs for the Workman Creek Project totaled $1,187,158.

Slick Rock Project

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

Coronel Oviedo Project

Pursuant to a Share Exchange Agreement dated May 11, 2011 and effective May 24, 2011, the Company acquired a 100% interest in Piedra Rica Mining S.A., a private Paraguayan company, which holds an undivided 100% interest in two prospecting permits in the area of Coronel Oviedo, Paraguay (the “Coronel Oviedo Project”), subject to a 1.5% gross overriding royalty. The Company has an exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000. The Company also has a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) royalty interest. As consideration for this acquisition, the Company issued 225,000 shares.

Pursuant to a Property Acquisition Agreement dated October 14, 2011, as amended on February 28, 2012 and March 31, 2012, between the Company and three private Paraguayan companies (the “Property Acquisition Agreement”), the Company acquired a 100% interest in a further two prospecting permits in the area of Coronel Oviedo, Paraguay, adjacent to the Coronel Oviedo Project, subject to a 1.5% gross overriding royalty. The Company has an exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $166,667. The Company also has a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) royalty interest. As consideration for this acquisition, the Company made a cash payment of $7,500 and issued 100,000 shares.

At July 31, 2012, capitalized costs for the Coronel Oviedo Project totaled $1,133,412.

Yuty Project, Paraguay

Pursuant to an Arrangement Agreement dated January 20, 2012 and effective March 30, 2012 (the “Arrangement Agreement”), the Company acquired all of the outstanding common shares of Cue Resources Ltd. (“Cue”) by way of a plan of arrangement, resulting in the acquisition of an undivided 100% interest in the 230,650-hectare Yuty Project located in southeastern Paraguay. In accordance with the Arrangement Agreement, Cue’s shareholders received 0.0195 of one share of the Company’s common stock for every one share of Cue common stock, resulting in the issuance of 2,345,926 shares of the Company to the former Cue shareholders in exchange for 120,304,067 shares of Cue. Holders of Cue share purchase warrants, stock options and broker options received equivalent securities of the Company at the 0.0195 ratio in exchange for their Cue securities, resulting in the issuance of share purchase warrants, stock options and broker options to purchase an aggregate 987,967 shares of the Company exercisable at prices ranging from $3.59 to $23.08 per share. At July 31, 2012, capitalized costs for the Yuty Project totaled $11,947,144.

Pursuant to a Settlement and Release Agreement dated and effective August 7, 2012 (the “Settlement Agreement”), the Company renegotiated certain acquisition and royalty agreement terms previously agreed to between Cue and the original property vendors of the Yuty Project. The Settlement Agreement confirms an overriding royalty payable to the property vendors of $0.21 for each pound of uranium produced from the Yuty Project, and supersedes all prior agreements entered into between Cue and the property vendors. As consideration for the Settlement Agreement, the Company paid $50,000 in cash and issued 75,000 restricted common shares in the capital of the Company.

Mineral Rights

In Texas, our mineral rights are held exclusively through private leases from the owners of the land/mineral/surface rights with varying terms. In general, these leases provide for uranium and certain other specified mineral rights only including surface access rights for an initial term of five years and renewal for a second five-year term. Production royalties apply which are calculated on a sliding-scale basis tied to the gross sales price of uranium. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds.

In Arizona, Colorado, New Mexico and Wyoming, our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management ("BLM") and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $140 per claim due on September 1. Our state mineral leases are registered with the applicable state. These leases provide for all mineral rights including surface access rights, subject to a production royalty of 5% in Wyoming, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $2 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only including surface access rights, subject to production royalties, for an initial term of five years and renewal for a second five-year term.

Under the mining laws of the Republic of Paraguay, title to mineral rights is held through a “Mineral Concession Contract” approved by the National Congress and signed between the Government of the Republic of Paraguay and the Company. These mineral rights provide for the exploration of metallic and non-metallic minerals and precious and semi-precious gems within the territory of Paraguay for up to a 6-year period, and for the exploitation of minerals for a minimum period of 20 years from the beginning of the production phase, extendable for an additional ten years.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (“RCT”), the Texas Commission on Environmental Quality (“TCEQ”) and the Environmental Protection Agency ("EPA").

In Texas, an exploration permit is the initial permit granted by the RCT that authorizes drilling activities inside an approved exploration boundary. The permit authorizes specific drilling and plugging procedures including documentation for every borehole drilled. All documentation is submitted to the RCT on a monthly basis and every borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2012, the Company held two exploration permits in Goliad County, one exploration permit in Duval County and two exploration permits in Bee County.

Before production can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2012, the Company held two Mine Area Permits, one for the Palangana Mine and another for the Goliad Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to insure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash, includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2012, the Company held RMLs for its Palangana Mine, Goliad Project and the Hobson Facility.

Production Area Authorization (“PAA”) applications are also required for submission to the TCEQ to establish specific production areas inside the Mine Area Permit boundary. These are typically 30 to 100 acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and also establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing production. At July 31, 2012, the Company held two PAA permits for its Palangana Mine and one for its Goliad Project, with another for the Palangana Project in final notice.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the production areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2012, the Company held a Class I disposal well permit for its Palangana Mine, the Hobson Facility and the Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the United States Environmental Protection Agency (“EPA”). The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy and the EPA must have granted an aquifer exemption upon the state’s request. Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA. The aquifer exemption request is submitted by the Company to the TCEQ, and once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance. At July 31, 2012, the Company held one aquifer exemption for the Palangana Mine and is awaiting concurrence from the EPA for another on the Goliad Project.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources. In Texas, the TCEQ issues an exemption for those processes that meet the criteria for low to zero emission by issuing a Permit by Rule. Presently the Palangana Mine, the Hobson Facility and the Goliad Project all have Permit by Rule covering air emissions.

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

Competition

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

Employees

Amir Adnani is our President and Chief Executive Officer, Harry Anthony is our Chief Operating Officer and Mark Katsumata is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. As of July 31, 2012, we had 98 persons employed on a full-time basis and seven individuals on a full-time contract basis providing ongoing services to the Company.

Available Information

The Company’s website address is www.uraniumenergy.com and our annual reports on Form 10-K and quarterly reports on Form 10-Q, and amendments to such reports, are available free of charge on our website as soon as reasonably practicable after such materials are filed or furnished electronically with the United States Securities and Exchange Commission (the "SEC"). These same reports, as well as our current reports on Form 8-K, and amendments to those reports, filed or furnished electronically with the SEC are available for review at the SEC’s website at www.sec.gov. Printed copies of the foregoing materials are available free of charge upon written request by email at info@uraniumenergy.com. Additional information about the Company can be found at our website, however, such information is neither incorporated by reference nor included as part of this or any other report or information filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

In addition to the information contained in this Form 10-K Annual Report, the following list of material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating our Company, our business and the market value of our common stock. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the market price of our common stock. Refer to “Forward-Looking Statements”.

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

As more fully described under Corporate Organization of ITEM 1. BUSINESS, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003. Since 2004 and as more fully described under General Business of ITEM 1. BUSINESS, we have been engaged in uranium exploration and development programs and mining operations on properties located in the United States and Paraguay. We commenced uranium production for the first time at our Palangana Mine in November 2010 and generated revenue from sales of uranium concentrates during Fiscal 2012. We also hold certain mineral property interests in various stages of exploration and development in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay. The Company has not established proven or probable reserves on any of its mineral properties.

The Company has a history of significant negative cash flow and accumulated deficit since its inception to July 31, 2012 of $120.8 million. For Fiscal 2012, 2011 and 2010, we incurred net losses of $25.1 million, $27.4 million and $14.5 million, respectively. Although we generated revenue of $13.8 million from sales of uranium concentrates during Fiscal 2012, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

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

We have limited production history. Ongoing production and commissioning of staged expansions to production may not proceed as planned, with potential for delay in the timing of targeted production and/or a failure to achieve the level of targeted production. In extreme circumstances, these potential delays or difficulties may necessitate additional funding which could lead to additional equity or debt requirements for our Company. In addition to potential delays, there is a risk that capital and/or operating costs will be higher than expected or there will be other unexpected changes in variables upon which expansion and commissioning decisions were made. These potential scope changes and/or cost overruns may lead also to additional funding requirements. Our activities may be affected by numerous other factors beyond our control. Mechanical failure of our operating plant and equipment, and general unanticipated operational and technical difficulties may adversely affect our operations. Operating risks beyond our control may expose our Company to uninsured liabilities. The business of mining, exploration and development is subject to a variety of risks and hazards such as cave-ins and other accidents, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Such occurrences may delay production, increase production costs or result in damage to and destruction of, mineral properties or production facilities, personal injury, environmental damage and legal liability.

In addition, we have a limited history of selling our uranium product and inventories. We may experience difficulty in marketing and/or selling our uranium product and inventories which may adversely impact our revenues and operating cash flows.

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

The uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

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

Our exploration and mining activities are dependent upon the grant of appropriate authorizations, licences, permits and consents, as well as continuation of these authorizations, licences, permits and consents already granted, which may be granted for a defined period of time, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary authorizations, licences, permits and consents will be granted to us, or that authorizations, licences, permits and consents already granted will not be withdrawn or made subject to limitations.

Major nuclear incidents may have adverse effects on the nuclear and uranium industries.

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a source of electricity generation.

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

We hold certain mineral rights located in Paraguay through the acquisition of Piedra Rica Mining S.A. and Transandes Paraguay S.A., both companies incorporated in Paraguay. Operations in foreign jurisdictions outside of the U.S. and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, civil claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business and/or financial position.

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel.

Our success is dependent on the efforts, abilities and continued service of certain senior officers and key employees and consultants, especially Amir Adnani, our President and Chief Executive Officer, and Harry Anthony, our Chief Operating Officer. A number of our key employees and consultants have significant experience in the uranium industry. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire a suitable replacement.

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

Several of our directors and officers are residents outside of the U.S., and it may be difficult for stockholders to enforce within the U.S. any judgments obtained against such directors or officers.

Several of our directors and officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons' assets are located outside of the U.S. As a result, it may be difficult for investors to effect service of process on such directors and officers, or enforce within the U.S. any judgments obtained against such directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Consequently, stockholders may be effectively prevented from pursuing remedies against such directors and officers under U.S. federal securities laws. In addition, stockholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under U.S. federal securities laws. The foregoing risks also apply to those experts identified in this document that are not residents of the U.S.

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

On September 28, 2007, our common stock commenced trading on the NYSE MKT Equities Exchange (formerly known as the American Stock Exchange and the NYSE Amex Equities Exchange) and prior to that, traded on the OTC Bulletin Board. The global stock markets have experienced significant and increased volatility, especially over the last few years. Although this volatility is often unrelated to specific company performance, it can have an adverse effect on the market price of our common stock. Historically, the market price of our common stock has fluctuated significantly, and may continue to do so in the future.

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events, including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, development or production activities, including abandonment of key uranium projects; (v) sales of a large number of our common stock held by certain stockholders including institutions and insiders; (vi) downward revisions to estimates on us by securities analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; and (ix) introduction of technological innovations by competitors or in competing technologies.

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

Issuances of our common stock for additional financing, mergers and acquisitions and for other reasons may result in significant dilution to our existing stockholders, including a reduction in the proportionate ownership and voting power and a decrease in the market price of our common stock. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million of which approximately $22.5 million has been utilized.

Our common stock is currently classified as a "penny stock" under SEC rules which may limit the market for our common stock.

Under SEC rules, a "penny stock" generally refers to securities of companies that trade below $5.00 per share. Historically, the trading price of our common stock has fluctuated significantly and has traded above and below $5.00 per share. At July 31, 2012, the trading price of our common stock closed at $2.00 per share and was therefore classified as a penny stock. SEC Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit our market liquidity, which in turn affects the ability of our stockholders to resell their shares at prices at or above their cost.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

At July 31, 2012, we held mineral rights in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions.

Texas Projects

The following map shows the location of our main projects in Texas:

Palangana Mine, Duval County, Texas

Property Description and Location

The Palangana Mine is located in Texas near the center of the extensive South Texas Uranium Trend. The Palangana Mine consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Palangana Mine is situated in Duval County, Texas and is located approximately 25 miles west of the town of Alice, 6 miles north of the town of Benavides, 15 miles southeast of the town of Freer and 12 miles southwest of the town of San Diego, as shown in the map below:

Mineral Titles

At July 31, 2012, there were 12 leases covering 9,601 acres at the Palangana Mine. The PAA-1 deposit is on the DeHoyos leases while the PAA-2 deposit, the PAA-3 deposit and Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,000 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth lease which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

Lease ownership is held by STMV, which is wholly-owned by the Company.

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

Access to Property

The Palangana Mine occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi, the largest nearby metropolitan district, is about 65 miles to the east of Palangana. It can be accessed off Texas Highway 44 toward Freer. Halfway between San Diego and Freer is a turn-off to the south called Ranch Road 3196 that runs right through the property about eight miles from the turn. The road continues southward about six miles to the town of Benavides. Access is excellent, with major two lane roads connecting the three surrounding towns and dirt secondary roads connecting Palangana to these.

Surface Rights

The uranium leaseholders under most of the current leases have conveyed the surface rights under certain conditions of remuneration. These conditions essentially require payments for surface area taken out of usage.

Local Resources and Infrastructure

The entire infrastructure is in place including office buildings, access roads, electrical power and maintenance faculties. Each property has sources of water for drilling operations for both exploration and production drilling.

Manpower

A nearby workforce of field technicians, welders, electricians, drillers and pipefitters exists in the local communities. The technical workforce for facility operations has largely disappeared from the area although ample qualified resources can be found in the South Texas area from the petrochemical industry.

History Prior to Acquisition by the Company

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome's gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI's exploration work are unavailable. However, both CSI and the U.S. Atomic Energy Commission estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 cut-off grade, a minimum mining thickness of three feet, and widely spaced drilling on a nominal 200 foot exploration grid. Union Carbide acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and Union Carbide dropped the property. Union Carbide reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, Union Carbide drilled over 1,000 exploration and development holes and installed over 3,000 injection-production holes in a 31 acre block.

Union Carbide attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 lbs. of U3O8 were produced from portions of a 31 acre wellfield block. The production pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The Union Carbide ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic production area lies on the western side of the dome.

Union Carbide placed the property leases up for sale in 1980. In 1981, Chevron Corporation acquired the Union Carbide leases and conducted their own resource evaluation. After the price of uranium dropped to under US$10/lb, General Atomics acquired the property and dismantled the processing plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990’s. In 2005, Everest Exploration Inc. (“EEI”) acquired the Palangana property and later joint ventured with Energy Metals Corp. (“Energy Metals”) through the formation of STMV. An independent consultant, Blackstone (2005) estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior Union Carbide leach field . In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PAA-1 and PAA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009, the remaining holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, the Company acquired 100% ownership of STMV.

Geological Setting

South Texas geology is characterized by an arcuate belt of Tertiary fluvial clastic units deposited along the passive North American plate. These units strike parallel to the Gulf Coast between the Mexican border and Louisiana within an area known as the Mississippi Embayment. The sedimentary units are primarily of fluvial origin and were deposited by southeasterly flowing streams and rivers. Uranium deposits are contained within fault-controlled roll-fronts in the Pliocene-age Goliad Formation on the flank of the Palangana salt dome. The uranium mineralization in the Goliad Formation at Palangana occurs at a depth of approximately 220 to 600 feet below the surface.

Geological Model

Uranium mineralization in the South Texas Uranium Belt occurs as sandstone-hosted roll-front deposits. The deposits are strata-bound, elongate, and often, but not necessarily, occur in the classic “C” or truncated “C” roll configuration. They can be associated with an oxidation front or can be found in a re-reduced condition where an overprint of later reduction from hydrogen sulfide or other hydrocarbon reductant has seeped along faults and fractures. The uranium bearing sandstone units can themselves be separated into several horizons by discontinuous mudstone units, and separate roll-fronts and sub-rolls can occur in the stacked sandstone sequences.

The generally accepted origin of uranium mineralization in the Goliad Formation is from leaching of intraformational tuffaceous material or erosion of older uranium-bearing strata. The leached uranium was carried by oxygenated ground water in a hexavalent state and deposited where a suitable reductant was encountered. The oxidation/reduction (redox) fronts are often continuous for miles, although minable grade uranium mineralization is not nearly as continuous. The discontinuous nature of uranium mineralization is often characterized as “beads on a string” and is due to sinuous vertical and lateral fluvial facies changes in the permeable sandstone host horizons, coupled with ground water movements and the presence or absence of reducing material.

Figure 2: Schematic view of a typical uranium roll-front configuration

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

Mineralized Zones and Historical Drilling Results

As stated previously, mineralization does not occur in all of the Goliad sands nor does it persist in the same sand intervals across the dome area. On the west half of the dome near what is referred to as the Dome trend, Union Carbide developed the “C” sand zone. The NW Garcia and SE Garcia trends to the east of the dome also reside in the “C” sand zone. Also to the east of the dome, the PAA-2 deposit, as well as the PAA-3 deposit, Jemison Fence and Jemison East trends all occur in the “E” sand, while the PAA-1 deposit occurs in the “G” sand. Within these mineralized horizons, smaller roll fronts are evident that can be mapped as discrete bodies. Some of these bodies contain economic mineralization while others do not. The mineralized horizons occur as stacked intervals often separated by claystones. Generally they overlap one another but there are differences making a concurrent, multiple-horizon recovery scenario not uniformly effective.

The table below summarizes the historical drilling results at the Palangana Mine prior to its acquisition by the Company effective December 18, 2009:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)	#of Mineralized Intervals	Interval Thickness Range (feet)	Interval Thickness Avg. (feet)
PAA-1	518	660	565	389	0.5 – 13.5	5.24
PAA-2	239	600	337.5	186	0.5 – 13.5	5.79
PAA-3	69	520	417	49	2.0 – 18.5	5.9
Jemison East	53	560	434	17	1.0 – 11.0	4.4
NE Garcia	186	600	344	158	0.5 – 20.0	4.6
SW Garcia	84	600	367	45	0.5 – 11.0	4.6
Dome	231	600	346	239	0.5 – 12.5	4.1

Update to July 31, 2012

Since commencing uranium production at the Palangana Mine in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of uranium concentrates. A status summary by production area is provided below:

1)

PAA-1: All permits have been received and PAA1 is in production utilizing ISR methods. Well control facilities and wellfields have been completed with over 150 injection and production wells. Included in these numbers are infield drilling efforts, where an additional 19 production wells were drilled in an effort to increase uranium recovery;

2)

PAA-2: All permits have been received and production commenced in March 2012 utilizing ISR methods. Well control facilities and wellfields have been completed with 36 injection and production wells. In April 2012, an additional 22 injection and production wells were placed into operation for a total of 58 wells;

3)

PAA-3: Permits have been submitted and are under review by the TCEQ. Construction of well control facilities and wellfields is underway, with approximately 60 injection and production wells planned. Production utilizing ISR methods is planned to commence during Fiscal 2013 Q2;

4)	PAA-4 (Jemison East): Environmental and permitting efforts are under way with 36 monitor wells being drilled, completed, and sampled; and
5)	PAA-5 (NE Garcia): Environmental and permitting efforts are under way.

The following table summarizes the drill holes completed by the Company during Fiscal 2012:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	19	574	506.2
PAA-2	58	520	312.4
PAA-3	51	450	372.0
Jemison East	43	520	428.3
NE Garcia	2	400	360.0

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of the STMV Acquisition, to July 31, 2012:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	74	584	516.9
PAA-2	58	370	304.6
PAA-3	340	620	402.0
Jemison East	182	640	458.5
NE Garcia	40	520	369.6
SW Garcia	6	620	568.3
Dome	56	500	355.4

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of 20 leases covering 2,242 acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28 d 52' 7" N latitude, 97 d 20' 36" W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods. A location map for the Goliad Project is shown below:

Virtually all mining in Texas is on private lands with leases negotiated with each individual landowner/mineral owner. Moore Energy Corporation (“Moore Energy”) obtained leases for exploration work in the project area in the early 1980s and completed an extensive drilling program resulting in a historic uranium mineral estimate in 1985. We obtained mining leases from individuals and by assignment from a private entity in 2006.

At July 31, 2012, we held 20 leases ranging in size from 14 acres to 293 acres, for a total of 2,242 acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease.

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain a Radioactive Materials License, a large area Underground Injection Control ("UIC") Mine permit and a Production Area Authorization (“PAA”) permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the Texas Railroad Commission. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.

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

The site property is accessed from combined route US 77A/183 that trends north-south to the west of the property. Highway FM 1961 intersects with 77A-183 at the crossroad town of Weser. Highway FM 1961 to the east of the intersection trends along the south side of the property. Access from either of these roads into the property is via vehicular traffic on private gravel roads.

The property is in a rural setting at the north end of Goliad County. The nearest population centers are Goliad (14 miles south), Cuero (18 miles north) and Victoria (about 30 miles east). While Goliad and Cuero are relatively small towns, they provide basic needs for food and lodging and some supplies. Victoria is a much larger city and provides a well-developed infrastructure that has resulted from being a regional center to support oil and gas exploration and production. The Goliad Project site area generally has very good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region and the moderate topography, with dominantly sandy, well-drained soils, provides good construction conditions for building gravel site roads necessary for site access.

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

In the early 1980s Moore Energy obtained access to review some of the Coastal States wide-spaced drilling exploration data. The review resulted in Moore Energy obtaining several leases from Coastal Uranium, including several of the current Goliad Project leases. During the period from March 1983 through August 1984, Moore Energy conducted an exploration program in the Goliad Project area. No further drilling was done at the Goliad Project area until we obtained the leases through assignment from a private entity and from individual mineral owners.

Exploration and Development Work Undertaken

This description of previous exploration and development work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases through an assignment from a private entity in 2006 and from individual mineral owners thereafter, and began confirmation drilling in May 2006. At July 31, 2012, approximately 958 confirmation-delineation holes totaling 338,615 feet have been drilled by the Company to confirm and expand the mineralization base at the Goliad Project. During Fiscal 2012, no exploration or production drilling operations were conducted on the Goliad Project.

In December 2010, the Texas Commission on Environmental Quality (“TCEQ”) approved the mine permit and the production area authorization for Production Area 1 and granted the request for the designation of an Exempt Aquifer for the Company. In December 2011, a Radioactive Material License was issued by the TCEQ. All other state-level permits and authorizations have been received including a Class III Injection Well Permit (Mine Permit), two Class I Injection Well Permits (disposal well permits), a Production Area Authorization for its first production area, a Permit by Rule (air permit exemption) and a state-approved aquifer exemption, which requires the concurrence of the regional EPA.

A Technical Report dated March 7, 2008 for Goliad, prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”), was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Company's Goliad Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

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

The other Goliad projects in the region include the Palangana Mine, the Kingsville Dome mine southeast of Kingsville, the Rosita mine west of Alice, the Mestena mine in Brooks County and the former Mt. Lucas mine at Lake Corpus Christi. These mines are all located south of the Goliad Project from about 60 to 160 miles. The average tons and uranium grade information for these mines is not known, but all these ISR projects mining Goliad Formation sand units have been very successful with the following characteristics in common: excellent leaching characteristics rate, and favorable hydraulic conductivity of host sands.

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

Split sections of core were placed in laboratory containers and a lixiviate solution with 2.0 grams per liter HCO3(NaHCO3) and either 0.50 or 0.25 g/L of H2O2 (hydrogen peroxide) was added to each test container. The containers were then rotated at 30 rpm for 16 hours. The lixiviate was then extracted from each test container and analyzed for uranium, molybdenum, sodium, sulfate, alkalinity (bicarbonate, carbonate), pH and conductance. A clean charge of lixiviate was added and the container rotated another 16 hours. Each sample rotation and lixiviate charge cycle was representative of five pore volumes with chemical analyses after each cycle. The cycle was repeated for a total of six cycles or the equivalent of 30 pore volumes.

The four core samples subjected to the leach amenability tests were determined to contain from 0.04% to 0.08% cU3O8 before testing. Leach tests conducted on the core samples from the A Zone indicate leach efficiencies of 60 to 80% U3O8 extraction, while the tails analyses indicate efficiencies of 87-89%. The differences between the two calculations involve the loss of solid clay based materials during multiple filtrations. Based on post leach solids analysis, the core intervals were leachable to a very favorable 86 to 89%. After tests the tails were reanalyzed for uranium concentration to determine the recovery, which ranged on the four samples using two methods from 60% to 89%.

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

The amenability testing described above was conducted on core recovered from four depth intervals from one boring. While this was a limited sampling for this property, the samples are believed to be generally representative of the characteristics of the mineralized intervals and the determined recovery ranges for these intervals is considered to be reliable. Two of the four samples tested contained approximately 0.08% cU3O8 and two contained lower grades of uranium (~0.04% cU3O8). Energy Laboratories, Inc. in Casper, Wyoming, conducted the laboratory testing for this project. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the US Environmental Protection Agency, US Nuclear Regulatory Commission and the following US states: Arizona, California, Colorado, Florida, Indiana, Nevada, Oregon, South Dakota, Texas, Utah and Washington.

Update to July 31, 2012

  Goliad’s Waste Disposal Well Permit was issued by the TCEQ on May 25, 2010;

  Goliad’s Mine Area Permit was issued by the TCEQ on April 29, 2011;

  Goliad’s PAA-1 Permit was issued by the TCEQ on April 29, 2011;

  Goliad’s Radioactive Materials License was issued by the TCEQ on December 20, 2011; and

  EPA continues to review the Aquifer Exemption which is the last and final permit needed to begin production.

Mineral Exploration Projects

We hold mineral rights in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions.

We plan to conduct exploration programs on these mineral exploration properties with the objective of determining the existence of economic concentrations of uranium. We have yet to establish any proven or probable reserves on any of these mineral exploration properties.

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the search of uranium by companies such as Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., Occidental Minerals and Oklahoma Public Services ("OPS"). We have acquired a 1979 OPS geologic report contiguous to our claims (Artillery Peak), as well as gamma-ray logs from Homestake, which indicates the possibility of the occurrence of uranium. OPS drilling continued on to our claims as evidenced by drill holes verified on the ground, and such drill cuttings were found to be radioactive. Close spaced developmental drilling is indicated on our claims located at Artillery Peak.

Other claims staked by us (Dry Mountain) in Arizona were staked on known uranium occurrences as shown on Arizona State publication, "Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins". Additionally, these claims were previously drilled by companies including Homestake Mining Co., Uranerz Energy Corp. and Noranda, Inc. in the 1970s during the uranium boom. Our management has confirmed prior claim ownership as verified with the U.S. Department of Interior - BLM. In addition, ground surveys completed by us have located various previous drill locations and radioactive anomalies as evidenced in ground and drill cuttings. As a result of the recent acquisitions of the Anderson and Workman Creek projects, the Company obtained the historical databases for both projects.

Arizona: Anderson Project

The Anderson Project is a 9,852-acre property located in Yavapai County, Arizona.

A Technical Report dated June 19, 2012 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred and indicated mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred and indicated mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred and indicated resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Arizona: Workman Creek Project

The Workman Creek Project is a 4,192-acre property located in Gila County, Arizona.

A Technical Report dated July 7, 2012 for the Workman Creek Project, prepared in accordance with NI 43-101, was completed by Neil G. McCallum, P.G. and Gary H. Giroux, P.E., a consulting geologist and engineer, respectively, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Workman Creek Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

The following table provides information relating to our mineral rights located in Arizona:

Property	Number of Claims or Leases Held	Gross Acres
Artillery Peak 1	19 claims	393
Artillery Peak 2	31 claims	640
Dry Mountain	28 claims	578
New River	1 lease	640
Anderson	459 claims & 2 leases	9,852
Workman Creek	198 claims	4,192

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

Since January 2011, the Company has staked a total of 129 claims in the Slick Rock district of the Uravan Mineral Belt. In June 2011, the Company acquired 103 claims from Spider Rock Mining also in the Slick Rock District for a one-time payment of $500,000. As a result, the Company now holds a total of 293 contiguous claims in the Slick Rock District.

The following table provides information relating to our mineral rights located in Colorado:

Property	Number of Claims or Leases Held	Gross Acres
Bull Canyon	23 claims	383
Carnotite	18 claims	372
Paradox	4 claims	40
Raven	37 claims	767
Squaw Point	1 lease	289
Slick Rock	293 claims & 7 leases	6,053
Radium Mountain	139 claims	2,872
Long Park	32 claims & 1 lease	661

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

Grants Ridge is a Todilto Formation target in the Grants Uranium District and under option by Kaboko Mining Limited, formerly Uran Limited, of Perth, Australia.

The following table provides information relating to our mineral rights located in New Mexico:

Property	Number of Claims or Leases Held	Gross Acres
F-33	172 claims	2,771
Grants Ridge	1 lease	625
Rick Claims	73 claims	1,322
Todilto	36 claims	621
West Ranch	62 claims, 33 leases and 6 mineral deeds	8,957

Texas

We currently own ten exploration leases located in the South Texas Uranium Trend. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

Texas: Salvo Project

The Salvo Project is a 5,340-acre property located in Bee County, Texas.

A Phase I exploration drill program was completed in April 2011 with a total 105 holes drilled. Phase II drilling resumed at the Salvo Project in October 2011, with two drilling rigs targeting Lower Goliad P and Q sand objectives. Interpretation of previous drilling by the Company in 2010 along with historic data from 1982-84 exploration drilling by Mobil and URI, revealed the existence of three ore-bearing redox boundaries within the area, which is planned to become Production Area-1. A significant under-explored extension to this area which exhibits strong mineralization remains open-ended. A total of 122 exploration and delineation holes were drilled during Phase II which was concluded in May 2012 for a total 70,760 feet. Twenty-nine holes (23%) met or exceeded a grade-thickness (GT) cutoff of 0.3 GT. Future plans would include further exploration/delineation drilling in this area in order to fully identify the extent of the mineralized zones in Production Area-1.

A Technical Report dated July 16, 2010 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA’s public disclosure website at www.sedar.com. A further Technical Report dated March 31, 2011 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA’s public disclosure website at www.sedar.com. The March 31, 2011 Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Salvo Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Texas: Burke Hollow Project

The Burke Hollow Project is a 17,510-acre property located in Bee County, Texas.

In March 2012, a two-acre site situated within the northwest quarter of the area was selected for construction of a field office complex consisting of a large caliche pad containing two drilling supply water wells, tanks and other storage facilities. Initial exploration drilling at the Burke Hollow Project began in May 2012 with four drilling rigs, with two additional rigs added in mid-June 2012. A planned 41 hole, wide-spaced statistical grid based on 6,400-foot spacing of holes covering the entire project is currently in progress, and eleven of these holes have been completed to date. A total of 115 exploration and offset delineation holes have been drilled for a total footage of 61,200 feet, targeting the Goliad Formation sands located from approximately 50’ to 900’ in depth. To date, UEC has explored approximately 20% of the 17,510 acre lease, and five uranium trends have been discovered. These are the 180’, the 220’, the 240’, the 370’ and the Eastern 180’/220’ trends of the Goliad Formation. Twenty-one holes (18%) met or exceeded an ore grade cutoff criterion of 0.3 grade-thickness factor (GT) to date at Burke Hollow Project.

Future plans include further delineation and exploration for extensions of known trends, and to begin delineation of the lightly-drilled Eastern 180’/220’ trend. In addition, the eastern one-half of the Burke Hollow lease area remains virtually unexplored at this time, and the remainder of the 6400’ statistical grid remains incomplete in this area.

Texas: Channen Project

The Channen Project is a 10,704-acre property located in Goliad County, Texas.

A one-acre field office site with an adjacent caliche pad for storage was constructed in June 2012, prior to drilling two drilling water supply wells. Drilling operations began at the Channen Project in July 2012 with two drilling rigs targeting both the upper and the lower Goliad Formation sands located from the surface to 920’ in depth. As of July 31, 2012, three holes were completed for a total footage of 1,920 feet.

Future plans for the Channen Project include continuing to expedite drilling progress of a statistical grid based on 6,400-foot centers which encompasses the entire leased acreage. A large area located proximal to petroleum wells exhibiting gamma-ray shows in the Lower Goliad sands is included within this grid. In addition, a second staging area is planned for construction in order to accommodate drilling activities.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Trend, excluding the Palangana Mine and the Goliad Project:

Property	Number of Claims or Leases Held	Gross Acres
Nichols	7 leases	1,041
Salvo	33 leases	5,340
Burke Hollow	1 lease	17,510
Channen	2 leases	10,704

Wyoming

Our four Wyoming uranium mineral property areas total 3,065 acres.

The Burnt Wagon/East Poison Spider project, located 35 miles west of Casper, Wyoming, was acquired from North American Mining and Minerals Company (Kirkwood) in 2006. Previous operations defined shallow uranium mineralization in the Wind River formation of early Eocene age, at 50 to 200 foot depths, from 500 drill holes and 16,000 feet of electric logging data.

Situated in the Lower Eocene Wasatch formation of the southwest Powder River Basin is our Powder River Basin LO-Herma uranium property. The exploration data was acquired from H. Brenniman as a part of the Pioneer Nuclear, Inc., package in 2006. The 29 mining claims total 592 acres and are contiguous to the Uranium One (formerly Energy Metals Corp.) property.

The DL Prospect was assessed and acquired by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

The following table provides information relating to our mineral rights located in Wyoming:

Wyoming Property	Number of Claims or Leases Held	Gross Acres
Burnt Wagon	30 claims and 1 lease	1,038
DL Prospect	1 lease	1,275
East Poison Spider	3 leases	160
LO-Herma	29 claims	592

Paraguay

The Company acquired two projects within the South American country of Paraguay. The following map shows the location of both projects, Coronel Oviedo and Yuty.

Coronel Oviedo Project

Property Description and Location

The Coronel Oviedo Project is located in southeastern Paraguay, approximately 95 miles east of Asuncion, the capital of Paraguay. The Coronel Oviedo Project consists of a large mineral concession covering a total area of approximately 100,000 ha (247,000 acres). The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company of Denver, CO (early 1980s) and recently by Crescent Resources in 2007. Anschutz was backed at the time by both Korean and Taiwanese-based power consortiums. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

Prior Exploration

The Coronel Oviedo Project, covering over 247,000 acres in central Paraguay, was subject to reconnaissance uranium exploration between 1976 and 1983 by Anschutz Corporation of Denver, Colorado, and by Crescent Resources of Vancouver, Canada between 2006 and 2008. Most of the uranium occurrences in this environment are “roll front” type deposits similar to those currently being produced by low-cost ISR methods in Texas, the western United States, Central Asia and Australia. The work by Anchustz and Crescent was centered on a large belt of Permo-Carboniferous age continental sandstones that represent the western flank of the Parana Basin. According to the Geological Survey of Brazil or CPRM, these same sandstones within the Brazilian section of the Parana Basin contain numerous uranium occurrences including the Figueira Mine.

From 2006 to 2008, the Coronel Oviedo Project was optioned to Crescent Resources. During this period, a total of 24 holes were drilled and logged in the southern portion, offsetting mineralized holes drilled by Anschutz. A NI 43-101 Technical Report reported that 14 of the 24 holes had a grade-thickness (“GT”) product (in feet) equal to or greater than 0.30GT. GT values equal to and above 0.30 are typically considered producible under ISR production methodology. The known uranium mineralization on the Coronel Oviedo Project intersected by the past drilling is at depths between 450 and 750 feet. Crescent dropped the option on the Coronel Oviedo Project in 2008.

Aquifer Test

During 2010, and prior to the acquisition of the Coronel Oviedo Project, the Company conducted a 24-hour aquifer test in the area of the resource trend identified by the combined Anschutz-Crescent drilling programs. The test was designed to assess aquifer properties of the lower massive sand, a uranium-bearing sandstone within the San Miguel Formation. The focus of the test was to determine if the aquifer could sustain extraction rates typical of ISR mining of uranium.

Results of the test indicate that the uranium-bearing unit has aquifer characteristics that would support operational rates for ISR mining. The aquifer properties determined from the hydrologic test fall within the range of values determined at other uranium ISR projects located in Wyoming, Texas and Nebraska.

During Fiscal 2012, the Company completed a 10,000-meter drilling program. A total of 35 holes were drilled, averaging 950 feet in depth. The holes were drilled on east to west lines across known geologic structures believed to be integral in controlling uranium occurrence. The holes were drilled on wide spacings, approximately one to 1.5 miles apart (see map above). The data has been compiled and will be presented in a NI 43-101 Technical Report, anticipated for release by December 2012.

Yuty Project, Paraguay

Property Description and Location

The Yuty Project covers 569,936 acres and is located approximately 125 miles east and southeast of Asunción, the capital of Paraguay. It is located within the Paraná Basin, which is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil. Preliminary studies indicate amenability to extraction by in situ recovery methods, which is the same process currently used by the Company at its Texas operations. Cue has spent over CAD$16 million developing Yuty since 2006.

History

Exploration for uranium in Southeastern Paraguay was started in 1976 by Anschutz, after the Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for “all minerals, excluding oil, gas, and construction materials.” The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of some 162,700 km2, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 m of drilling were completed from 1976 to1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 m to 0.351% U3O8 over 0.3 m in sandstones and siltstones. Work was suspended in1983 due to the slump of the price of uranium, and no further work was done at that time.

During the exploration programs by Anschutz, airborne radiometric surveys, regional geological mapping and geochemical sampling were the main exploration tools for uranium exploration in the southeastern part of Paraguay. This was followed-up by core and rotary drilling, in two phases. The initial phase was to drill wide-spaced reconnaissance diamond drill holes along fences spaced approximately ten miles apart. The objective of this initial phase was to obtain stratigraphic information across an inferred host trend. The second phase was to drill rotary holes, spaced approximately 1,000 feet apart, within and between the fences of reconnaissance holes, to establish and outline target areas. All drill holes were logged and probed by gamma, neutron and resistivity surveys.

Exploration work by Anschutz outlined several large target areas including what is now the Yuty Project. These include the San Antonio, San Miguel, Typychaty and Yarati-ítargets near and around the village of Yuty, approximately 125 miles southeast of Asunción.

Geologic Setting and Mineralization

The Yuty Uranium Project area is situated within the western part of the Paraná Basin in Southeastern Paraguay, which also hosts the Figueira uranium deposit in Brazil. The area is underlain by upper Permian-Carboniferous (“UPC”) continental sedimentary rocks. The exploration methodology applied during past programs has been to determine the favorable host rocks of the UPC sequence and to explore favorable areas of the host sandstone.

Continental sedimentary units of the Independencia Formation (of the UPC) are known to have high potential for uranium exploration in eastern Paraguay. The source of the uranium is thought to be the Lower Permian-Carboniferous Coronel Oviedo Formation, which is correlated with the Itataré Formation underlying the Rio Benito Formation in Brazil. Occasional diabase sills and dikes intrude the sedimentary rocks, such as at the San Antonio area near the village of Yuty. Outcrops are rare, mostly along road cuts, and mapping is done by drilling.

The rocks of the Yuty area are very gently east dipping and undeformed. Occasional northwest and northeast trending normal faults cut the sedimentary units. Exploration work to date suggests that the uranium mineralization within the San Miguel Formation is stratabound and possibly syngenetic or diagenetic in origin. Recent interpretation of exploration data suggests that areas of limonite+hematite alteration within the grey-green, fine-grained sandstones in the San Antonio area have characteristics similar to the alteration assemblages present at roll front-type uranium deposits of the Powder River basin in the United States.

Geologic Setting of the Yuty Project, Paraguay

Recent Exploration

In late July 2006, Cue signed an agreement with the shareholders of Transandes Paraguay S.A. to option the Yuty Property, followed by a formal earn-in agreement signed on November 6, 2007, and started a systematic uranium exploration program. This included a compilation of all previous exploration data, including lithologic and radiometric logs, stored at Ministry of Public Works (the “MOPC”) in Asunción. Since June 2007, Cue has been carrying on a drilling program at San Antonio as well as evaluating other uranium target areas on the Yuty Property.

The most recent drilling completed in the San Antonio area was in November and December 2010 at which time 33 holes were completed for a total of 11,500 feet. Of these holes, five were not successfully completed. Of the 28 holes that reached the target, ten had intersections greater than a GT (grade x thickness) of 0.10m% eU3O8, and an additional 13 had intersections exceeding a GT of 0.03 m% eU3O8.

Drilling and Sampling

Approximately 240,000 feet of drilling (core as well as rotary) were completed by Anschutz in previous campaigns.

The procedures used during the diamond and rotary drilling programs were drafted by Anschutz technical personnel. Healex reviewed all of drill logs at the MOPC in Asunción and is of the opinion that the lithologic logging procedures are comparable to industry standards. Detailed information on sampling methods and approach during the Anschutz drilling campaigns is not available. Nevertheless, previous Technical Reports (Scott Wilson (2008) and Healex (2009)) have concluded that sampling procedures were comparable to industry standards of that time. Mr. Beahm (2011 Technical Report) concurs with this determination. Since mid-July 2007, Cue Resources completed over 100,000 feet of drilling at the San Antonio target area in 256 drill holes. Most of the holes were collared with a rotary drilling rig, surface casing was then installed, and the holes were drilled to completion depth with a diamond rig.

To date, diamond drilling totals approximately 52,800 feet, and rotary drilling approximately 50,000 feet. For diamond drill holes, HQ-size core was retrieved and the drilling contractor is Empire Drilling S.A. of Quito, Ecuador. For rotary drilling, the contractor is 9 de Junio S.A. (Primo) of Asunción, Paraguay.

Exploration Potential

Except for the San Antonio area, the Yuty Uranium Project is at an early-to intermediate stage of exploration. A number of areas of anomalous concentrations of uranium occur in UPC sedimentary rocks within the property area. Past work was focused on developing roll front-type targets. Preliminary interpretation of the drill results in the San Antonio area suggests that the basal sandstone unit (San Miguel Formation) is a favorable host for uranium mineralization. These results also suggest that the diabase sill overlying the San Miguel Formation may have acted as a trap for diagenetic fluids and provided a horizontal conduit for the circulation of the diagenetic fluids and emplacement of uranium mineralization near the margin of a topographic high (gentle hill) below the diabase sill.

The Yuty Project, showing exploration drill holes.

Data received from the Cue transaction is being organized and evaluated at the Company’s Asuncion, Paraguay office. Once this data is compiled, a follow-up drilling program will be designed to further assess the potential of the Yuty Project.

A Technical Report dated August 24, 2011 for the Yuty Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, P.G., P.E., Bill Northrup and Andre Deiss consulting geologists, and filed by the Company on the CSA’s public disclosure website at www.sedar.com. The Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Yuty Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Measured, indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured, indicated or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported mineral resources referred to in the Technical Report are economically or legally mineable.

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

Other Properties

We own 32 acres of real estate located in Goliad County, Texas.

We have entered into office rental and service agreements as follows:

  a project office for our Goliad Project at 138 South Market Street, Goliad, Texas 77963. There is no lease commitment and rent and expenses are paid on a month-to-month basis at $925 per month;

  an exploration office in New Mexico at 6100 Indian School NE, Suite 225, Albuquerque, New Mexico 87110. There is no lease commitment and rent and expenses are paid on a month-to-month basis at $2,598 per month;

  an office lease at $8,742 per month for our Corpus Christi administration office at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expires on August 31, 2012; and

  an office lease at $4,905 per month for our Vancouver administration office at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3. The lease expires on March 31, 2013.”

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

Brenniman

The Brenniman database includes drilling and logging data from over two million feet of uranium exploration and development drilling, resource calculation reports and various other geological reports, drill hole location maps and other mapping. This database includes approximately 142 drill hole gamma and E-logs. The data was originally compiled from 1972 to 1981 by various exploration companies, and covers over 100 uranium prospects in 15 southern U.S. states. This library will be used by our technical personnel to determine locations of where drill-indicated uranium may exist.

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

Kirkwood

We acquired a database of uranium exploration results covering an area of approximately 13,000 acres within the uranium zone known as the Poison Spider area, in central Wyoming. The area covered includes property already held by us, as well as by other publicly-traded uranium exploration companies. The database was compiled by William Kirkwood of North American Mining and Minerals Company, a significant participant in the uranium, coal, gold and oil and gas industries in the western United States since the 1960s. The data acquired was generated from exploration originally conducted by companies such as Homestake Mining, Kennecott Corp, Rampart Exploration and Kirkwood Oil and Gas, largely between 1969 and 1982. The database consists of drill hole assay logs for 470 holes, including 75,200 feet of drilling, 22,000 feet of gamma logs, drill hole location maps, cross sections, geological maps, geological reports, and other assay data and will be used to locate possible mineralized zones in the Poison Spider area in central Wyoming.

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

Moore

We acquired a database of U.S. uranium exploration results from Moore Energy, a private Oklahoma-based uranium exploration company.

The Moore Energy U.S. uranium database consists of over 30 years of uranium exploration information in the States of Texas, New Mexico and Wyoming, originally conducted during the 1970s, 80s and 90s. It includes results of over 10,000 drill holes, plus primary maps, and geological reports. It covers approximately one million acres of prospective uranium claims, in the South Texas uranium trend, New Mexico, and Powder River Basin, Wyoming, as well as zones in Texas, and will be used to locate possible mineralized zones.

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

Uranium Resources Inc.

We acquired the full database of historic drill results for the Company’s Salvo in-situ recovery uranium project in Bee County, Texas.

The database consists of 433 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps.

Uranium One – South Texas Goliad Project

The South Texas Goliad database includes raw and interpreted data compiled by Total Minerals (“TOMIN”) and others from the mid 1980’s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

Historically, following TOMIN’s purchase of the Holiday - El Mesquite project, located in Duval County, Texas, in 1990, TOMIN found themselves in the possession of the Mobil uranium exploration database. Starting with this data, TOMIN also gathered regional oil and gas logs (included in the database), water well driller logs and other regional information to begin their study of the Goliad Formation along the South TX Uranium Trend. The Company estimates that it represents two to three man years.

As a result of the study, TOMIN identified 62 targets and drilled 22 by project end in 1993. Of the 22 drilled, 19 were disproved and the remaining awaits further drilling to develop trends. Another 40 targets remain to be evaluated.

To summarize, the database contains:

  4,894 South Texas uranium logs – 2.8 million feet of drilling;

  13,882 South Texas O&G logs – 41.6 million feet;

  752 maps/sections across South Texas; and

   103 documents, reports, analyses documenting the study.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, other than as disclosed below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, and no director, officer, affiliate or record or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder, is (i) a party adverse to us or any of our subsidiaries in any legal proceeding or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding. Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

Effective September 9, 2011, as a result of the merger with Concentric Energy Corp. (“Concentric”), the Company assumed the obligations arising from or relating to an involuntary bankruptcy petition filed on June 16, 2010 (the “Petition”) filed by certain holders (the “Petitioners”) of Series “A” convertible debentures (the “Debentures”) against Concentric in the United States Bankruptcy Court in and for the District of Arizona. Prior to and after June 16, 2010, the Petitioners, who had also made equity investments in Concentric prior to the merger, sent letters to Concentric alleging defaults under the Debentures and requesting acceleration of amounts due under the Debentures. Pursuant to a Settlement Agreement and Mutual Release dated October 4, 2011, the Company settled in full all claims and potential claims raised in the Petition, including any and all claims relating to the Debentures, by paying $1,051,854 in cash to the Petitioners. A stipulation to dismiss the Petition was filed, and on October 12, 2011, the United States Bankruptcy Court for the District of Arizona approved the dismissal of the Petition.

On or about February 23, 2011, the Company received notification of a lawsuit filed in the State of Texas, in the County Court of Law No. 4 for Nueces County, against the Company by Everest Exploration, Inc. (“Everest”) for an unspecified amount relating to the Asset Purchase Agreement dated November 23, 2009 and effective December 18, 2009 (the “Purchase Agreement”) for the acquisition of South Texas Mining Venture, L.L.P. (“STMV”). Pursuant to the terms of the Purchase Agreement, should actual reclamation costs incurred by the Company on the Mt. Lucas Property, a prior producing project, be less than $2.2 million in total, Everest alleges that it would be entitled to the difference as a cash payment, subject to the prior receipt by STMV of a clearance certificate from the Texas Commission on Environmental Quality (“TCEQ”). The Company believes it has complied with all of the terms under the Purchase Agreement and that no such cash payment is required as the actual reclamation costs associated with the Mt. Lucas Property and incurred by the Company are greater than $2.2 million. Furthermore, the clearance certificate to be provided from the TCEQ has not been issued. On August 12, 2011, a written discovery request was filed by Everest to which the Company responded in full and to which no further response from Everest has been received. The Company intends to vigorously defend against any and all claims under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

On or about May 25, 2012, the Company filed a lawsuit in the State of Texas, in the 94th Judicial District Court for Nueces County, against Everest, Everest Resource Company, Thomas M. Crain, Jr. and James T. Clark (collectively, the “Everest Group”) for an unspecified amount of damages as a result of claimed material breaches of their representations, warranties and covenants under the Purchase Agreement. On or about June 19, 2012, the Company received notification of a counterclaim filed by the Everest Group disputing the Company’s claims and asserting certain claims for an unspecified amount of damages as a result of claimed material breaches of the Company’s representations, warranties and covenants under the Purchase Agreement. The Company intends to vigorously defend against any and all claims under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. Subsequent to July 31, 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. The Company intends to vigorously defend against any and all remaining claims asserted under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

On or about May 17, 2012, the Company received notification of a lawsuit filed in the State of Texas, in the 229th District Court of Duval County, by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. The contractor’s general liability insurer has confirmed that it will defend and indemnify the Company against this lawsuit subject to available limits under the contractor’s policy.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “URME” on December 5, 2005. On September 28, 2007, shares of our common stock commenced trading on the NYSE MKT Equities Exchange (formerly known as the American Stock Exchange and the NYSE Amex Equities Exchange) under the symbol “UEC”. The market for our common stock is limited and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on the NYSE MKT Equities Exchange on a quarterly basis for the periods indicated:

NYSE MKT
Quarter Ended	High	Low
July 2012	$3.08	$1.75
April 2012	$4.44	$2.59
January 2012	$4.20	$2.60
October 2011	$3.53	$2.20
July 2011	$3.86	$2.72
April 2011	$7.08	$3.00
January 2011	$7.48	$3.76
October 2010	$4.25	$2.40

The last reported sales price for our shares on the NYSE MKT Equities Exchange on October 10, 2012 was $2.37 per share. As of October 10, 2012, we had 308 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We have two equity compensation plans, the 2006 Stock Incentive Plan (the "2006 Plan") and the 2009 Stock Incentive Plan (the "2009 Plan"). The table set forth below presents information relating to our equity compensation plans at our fiscal year end July 31, 2012:

	Number of Securities to be	Weighted-Average Exercise	Number of Securities
	Issued Upon Exercise of	Price of Outstanding	Remaining Available for
	Outstanding Options,	Options, Warrants and	Future Issuance Under
	Warrants and Rights	Rights	Equity Compensation Plans
Plan Category	(a)	(b)	(excluding column (a))
Equity Compensation Plans Approved by Security Holders (2006 and 2009 Plans)	9,471,750(2)	$1.92	53,790
Equity Compensation Plans Not Approved by Security Holders	500,000(1)	$1.00	Nil

(1)	Represents shares of our common stock to be issued upon the exercise of warrants issued pursuant to consulting services agreements.
(2)

Excludes 48,748 options and 38,773 broker options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans.

2006 Stock Incentive Plan

On December 19, 2005, our Board of Directors authorized and approved the adoption of the 2005 Stock Option Plan effective December 19, 2005. On October 10, 2006, we adopted the 2006 Plan in place of the 2005 Plan, under which an aggregate of 10,000,000 of our shares may be issued. All securities issued under the 2005 Stock Option Plan are covered by the 2006 Plan. We have registered the shares underlying the 2006 Plan pursuant to a registration statement on Form S-8 with the SEC.

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

The foregoing summary of the 2006 Plan is not complete and is qualified in its entirety by reference to the 2006 Plan, a copy of which has been filed.

2009 Stock Incentive Plan

On June 5, 2009, our Board of Directors adopted the 2009 Plan, under which an aggregate of 5,000,000 shares may be issued, and on July 23, 2009, our shareholders approved the adoption of our 2009 Plan in the amount of 5,000,000 shares.

Effective May 25, 2010, our Board of Directors amended the 2009 Plan to increase the number of shares issuable thereunder from 5,000,000 shares to 7,000,000 shares. On July 22, 2010, our shareholders approved an amendment to our 2009 Plan increasing the number of shares available under the Plan from 5,000,000 to 7,000,000.

The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2009 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2009 Plan. An aggregate of 7,000,000 of our shares may be issued pursuant to the grant of awards under the 2009 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the administrator under the 2009 Plan. If the administrator under the 2009 Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause,” he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2009 Plan is not complete and is qualified in its entirety by reference to the 2009 Plan, a copy of which has been filed.

As of October 10, 2012, there were an aggregate of 9,260,000 stock options granted and outstanding under our 2006 and 2009 Plans.

Common Stock Purchase Warrants

As of October 10, 2012, there were an aggregate of 1,558,812 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2012 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2012 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following issuance: on June 29, 2012, the Company issued 100,000 unregistered, restricted shares of common stock to one individual as partial consideration under a property acquisition agreement at a deemed issuance price of $3.25 per share. With respect to such issuance, the Company relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and/or Section 4(a)(2).

Comparative Stock Performance

Our shares of common stock commenced trading on the OTC Bulletin Board on December 5, 2005, with the first trade in our common stock occurring on February 17, 2006. Our shares of common stock were subsequently listed for trading on the NYSE MKT Equities Exchange (formerly known as the American Stock Exchange and the NYSE Amex Equities Exchange) on September 28, 2007.

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2007 through to July 31, 2012; with (i) the cumulative total return on the shares of common stock of General Moly, Inc. and Uranerz Energy Corp. (Previous Peers) over the same periods, (ii) the cumulative return on the S&P Index (Previous Index), (iii) the cumulative return on the Russell 2000 (New Index), and (iv) a new peer group index comprising: Denison Mines Corp., Paladin Energy Ltd. and Uranium Resources Inc. (Current Peer Group). The change in peers was made in order to move to a group of uranium producing and development companies that better compares with our company. The change in overall market indicator was made because our company is included in the Russell 2000 Index and therefore it is a more appropriate indicator than the S&P 500 Index.

	31-Jul-07	31-Jul-08	31-Jul-09	31-Jul-10	31-Jul-11	31-Jul-12
UEC	$100.00	$93.56	$115.02	$121.46	$147.33	$85.84
GMO (Previous Peer)	$100.00	$227.88	$85.76	$100.61	$138.48	$90.30
URZ (Previous Peer)	$100.00	$138.36	$122.64	$77.36	$189.31	$96.86
S&P (Previous Index)	$100.00	$98.45	$76.69	$85.63	$100.39	$107.15
Russell 2000 (Current Index)	$100.00	$97.75	$76.16	$89.05	$108.47	$105.48
Current Peers	$100.00	$109.88	$78.50	$75.06	$82.81	$55.61

ITEM 6.	SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and related notes for the fiscal year ended July 31, 2012 as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2012	July 31, 2011	July 31, 2010	July 31, 2009	July 31, 2008
Cash and cash equivalents	$25,015,284	$30,724,051	$21,067,662	$24,265,643	$13,137,318
Working capital	22,472,302	30,020,926	16,243,838	23,713,452	12,585,424
Total assets	85,143,395	65,390,985	47,554,766	38,611,555	29,131,183
Total liabilities	9,222,914	6,268,194	5,518,429	761,800	865,390
Stockholders' equity	75,920,481	59,122,791	42,036,337	37,849,755	28,265,793

Consolidated Statements of Operations

	Year Ended July 31,
	2012	2011	2010	2009	2008
Sales	$13,757,400	$-	$-	$-	$-
Gross profit	5,645,360	-	-	-	-
Expenses	30,251,253	27,906,601	22,431,147	12,948,327	18,840,129
Loss from continuing operations	(25,083,720)	(27,358,095)	(23,012,750)	(12,883,569)	(18,612,414)
Income (loss) from discontinued operations	-	-	8,534,081	(620,007)	(428,539)
Net loss for the year	(25,083,720)	(27,358,095)	(14,478,669)	(13,503,576)	(19,236,124)
Net loss per share, basis and diluted
Continuing operations	$(0.32)	$(0.40)	$(0.39)	$(0.27)	$(0.48)
Discontinued operations	-	-	0.14	(0.02)	(0.01)
Net loss per share, basic and diluted	(0.32)	(0.40)	(0.25)	(0.29)	(0.49)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2012 including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results to differ materially from any forward-looking statement made in this document. Refer to “Forward-Looking Statements” and “Item 1A. Risk Factors”.

Results of Operations for the Fiscal Years Ended July 31, 2012, 2011 and 2010

General

The Company recorded a net loss for each of the fiscal years ended July 31, 2012, 2011 and 2010 (“Fiscal 2012”, “Fiscal 2011” and “Fiscal 2010”, respectively) of $25,084,000 ($0.32 per share), $27,358,000 ($0.40 per share) and $14,479,000 ($0.25 per share), respectively. Expenses during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $30,251,000, $27,907,000 and $22,431,000, respectively. During Fiscal 2012, the Company generated a gross profit of $5,645,000 from sales of uranium concentrates (Fiscal 2011 and Fiscal 2010: $Nil). During Fiscal 2010, the Company recorded income from discontinued operations of $8,534,000 ($0.14 per share) relating to the sale of its 49% interest in Cibola Resources, LLC.

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

Revenues and Cost of Sales

Since commencing uranium production for the first time at its Palangana Mine in November 2010, the Company completed a total of three sales of uranium concentrates to July 31, 2012, all of which were generated during Fiscal 2012. Two sales totaling 120,000 pounds were completed under an existing offtake agreement, fulfilling the Company’s delivery commitments for the first year, and the third sale totaling 150,000 pounds was completed on the spot market. As a result of these sales, gross revenues of $13,757,000 was generated during Fiscal 2012 (Fiscal 2011 and 2010: $Nil) representing a total 270,000 pounds of uranium concentrates sold at an average price of $51 per pound.

For Fiscal 2012, cost of sales was $8,112,000 (Fiscal 2011 and 2010: $Nil) which included royalties of $1,651,000 and depreciation and depletion of $1,486,000. Cost of sales for uranium concentrates is determined using the average cost per pound in inventories at the end of the month prior to the month in which the sale occurs, and includes royalties and other direct selling costs.

For Fiscal 2012, the Company generated a gross profit of $5,645,000 (Fiscal 2011 and 2010: $Nil) from the sale of uranium concentrates.

Expenses

Expenses during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $30,251,000, $27,907,000 and $22,431,000, respectively, and these year-to-year increases reflect the substantial growth of the Company over the past three fiscal years.

Mineral property expenditures during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $14,939,000, $11,420,000 and $6,439,000, respectively. These expenditures include amounts relating to property maintenance and exploration and development activities including permitting and all other non-production related activities on the Company’s mineral rights and properties. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred.

The following table sets forth the mineral property expenditures incurred on the Company’s projects during the past three fiscal years:

	Year Ended July 31,
	2012	2011	2010
Mineral Property Expenditures
Palangana Mine	$7,597,102	$7,859,841	$3,643,662
Goliad Project	646,314	995,849	2,353,547
Burke Hollow Project	1,176,101	-	-
Channen Project	190,009	-	-
Hobson	123,005	367,904	30,300
Salvo Project	1,113,659	1,268,088	83,788
Nichols Project	150,000	15,496	5,976
Land work - Texas	423,291	388,633	164,740
Anderson Project	375,058	13,707	-
Workman Creek Project	50,069	-	-
Yuty Project	627,623	-	-
Coronel Oviedo Project	2,207,255	250,992	-
Other Mineral Property Expenditures	259,236	259,670	156,701
	$14,938,722	$11,420,180	$6,438,714

A breakdown by specific mine/project and major expenditure categories are as follows:

  Palangana Mine: Property maintenance (Fiscal 2012: $57,000; Fiscal 2011: $94,000; Fiscal 2010: $214,000), exploration programs (Fiscal 2012: $1,277,000; Fiscal 2011: $954,000; Fiscal 2010: $793,000), plant development (Fiscal 2012: $257,000; Fiscal 2011: $1,027,000; Fiscal 2010: $189,000), wellfield development (Fiscal 2012: $5,530,000; Fiscal 2011: $4,840,000; Fiscal 2010: $801,000) and disposal well development (Fiscal 2012: $476,000; Fiscal 2011: $945,000; Fiscal 2010: $1,647,000);

  Goliad Project: Property maintenance (Fiscal 2012: $41,000; Fiscal 2011: $75,000; Fiscal 2010: $47,000), exploration programs (Fiscal 2012: $451,000; Fiscal 2011: $516,000; Fiscal 2010: $2,307,000), plant development (Fiscal 2012: $111,000; Fiscal 2011: $396,000; Fiscal 2010: $Nil) and wellfield development (Fiscal 2012: $43,000; Fiscal 2011: $9,000; Fiscal 2010: $Nil);

  Burke Hollow Project: Exploration programs (Fiscal 2012: $1,176,000; Fiscal 2011: $Nil; Fiscal 2010: $Nil);

  Channen Project: Exploration programs (Fiscal 2012: $190,000; Fiscal 2011: $Nil; Fiscal 2010: $Nil);

  Salvo Project: Property maintenance (Fiscal 2012: $57,000; Fiscal 2011: $59,000; Fiscal 2010: $34,000) and exploration programs (Fiscal 2012: $1,057,000; Fiscal 2011: $1,209,000; Fiscal 2010: $50,000);

  Nichols Project: Property maintenance (Fiscal 2012: $150,000; Fiscal 2011: $15,000; Fiscal 2010: $6,000);

  Anderson Project: Property maintenance (Fiscal 2012: $74,000; Fiscal 2011: $Nil; Fiscal 2010: $Nil) and exploration programs (Fiscal 2012: $301,000; Fiscal 2011: $14,000; Fiscal 2010: $Nil);

  Workman Creek Project: Exploration programs (Fiscal 2012: $50,000; Fiscal 2011: $Nil; Fiscal 2010: $Nil);

  Yuty Project: Property maintenance (Fiscal 2012: $583,000; Fiscal 2011: $Nil; Fiscal 2010: $Nil) and exploration programs (Fiscal 2012: $45,000; Fiscal 2011: $Nil; Fiscal 2010: $Nil); and

  Coronel Oviedo Project: Property maintenance (Fiscal 2012: $107,000; Fiscal 2011: $251,000; Fiscal 2010: $Nil) and exploration programs (Fiscal 2012: $2,100,000; Fiscal 2011: $Nil; Fiscal 2010: $Nil).

General and administrative expenses during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $14,037,000, $15,187,000 and $15,154,000, respectively. General and administrative expenses were comprised of salaries, management and consulting fees (Fiscal 2012: $3,866,000; Fiscal 2011: $4,001,000; Fiscal 2010: $3,082,000), office, investor relations, communications and travel (Fiscal 2012: $5,836,000; Fiscal 2011: $3,702,000; Fiscal 2010: $4,410,000), stock-based compensation expense (Fiscal 2012: $2,743,000; Fiscal 2011: $6,343,000; Fiscal 2010: $7,029,000) and professional fees (Fiscal 2012: $1,592,000; Fiscal 2011: $1,141,000; Fiscal 2010: $633,000).

Total general and administrative expenses, excluding stock-based compensation, have increased year-to-year over the past three fiscal years (Fiscal 2012: $11,294,000; Fiscal 2011: $8,844,000; Fiscal 2010: $8,125,000). Throughout this period, the Company’s general and administrative support has increased overall as a result of substantial growth through strategic corporate and property acquisitions. Starting in December 2009, through the acquisition of South Texas Mining Venture, L.L.P., the Company acquired the Palangana Mine and the Hobson Facility which included its Corpus Christi office and existing infrastructure. For the remainder of Fiscal 2010 and during the first half of Fiscal 2011, the Company focused on the initial development of the Palangana Mine towards production, including preparation of the Hobson Facility, and in November 2010, became a uranium producer. During Fiscal 2011, upon establishing a Paraguayan office for general and administrative support, the Company acquired the Coronel Oviedo Project and acquired additional acreage for this project during Fiscal 2012. During Fiscal 2012, through the acquisition of Cue Resources Ltd., the Company acquired the Yuty Project, its second major project in Paraguay. During Fiscal 2012, upon expansion of the New Mexico office for additional general and administrative support, the Company acquired the Anderson and Workman Creek Properties in Arizona and the Slick Rock Project located in Colorado. During Fiscal 2012, the Burke Hollow and Channen Projects were added to the Company’s portfolio of South Texas projects.

Stock-based compensation expense represents the fair value of stock options granted to employees, directors, management and consultants, including common stock issued to consultants, as calculated using the Black-Scholes option-pricing model. During Fiscal 2012, stock-based compensation expense decreased as compared to Fiscal 2011 and 2010, primarily the result of a decrease in the number of stock options granted.

Depreciation, amortization and accretion during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $1,276,000, $1,156,000 and $795,000, respectively. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations. For the past three fiscal years, these charges have increased overall as a result of the substantial growth experienced by the Company.

Impairment loss on mineral properties during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $Nil, $143,000 and $44,000, respectively. These charges during the prior years resulted from the abandonment of certain mineral properties that were determined by management to be non-critical within the Company’s portfolio of properties. During Fiscal 2011, the mineral properties abandoned were located in Utah ($15,000) and Texas ($128,000). During Fiscal 2010, the mineral properties abandoned were located in New Mexico ($11,000), Texas ($32,000) and Wyoming ($1,000).

Production and Inventories

During Fiscal 2012, the Palangana Mine produced 183,000 pounds of uranium concentrates while the Hobson Facility processed finished goods of 198,000 pounds of uranium concentrates. Since the commencement of production in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of finished goods-uranium concentrates of which 270,000 pounds have been sold, resulting in a balance of 53,000 pounds of finished goods-uranium concentrates remaining as of July 31, 2012.

At July 31, 2012, the total value of inventories was $1,876,000 of which $1,593,000 (85%) represents the value of finished goods-uranium concentrates, $251,000 (13%) represents the value of work-in-progress and $32,000 (2%) represents the value of supplies. The cash component of the total value of inventories was $1,557,000, and the non-cash component of the total value of inventory was $319,000.

At July 31, 2011, the total value of inventories was $2,776,000, of which $2,231,000 (80%) represents the value of finished goods-uranium concentrates, $506,000 (18%) represents the value of work-in-progress and $39,000 (2%) represents the value of supplies. The cash component of the total value of inventories was $2,064,000 and the non-cash component of the total value of inventory was $712,000.

Liquidity and Capital Resources

	July 31, 2012	July 31, 2011	July 31, 2010
Cash and cash equivalents	$25,015,000	$30,724,000	$21,068,000
Working capital	22,472,000	30,021,000	16,244,000
Total assets	85,143,000	65,391,000	47,555,000
Total liabilities	9,223,000	6,268,000	5,519,000
Shareholders' equity	75,920,000	59,123,000	42,036,000

The Company realized revenue from uranium sales during the fiscal year ended July 31, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Planned principal operations have commenced and existing cash resources along with forecasted sales for the upcoming fiscal year are expected to provide sufficient funds to carry out our plan of operations including exploration and development activities for the next twelve months. The Company’s continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing, as future capital expenditures of the Company are expected to be substantial.

Historically, the Company has been reliant primarily on equity financings from the sale of its common shares to fund its operations, and this reliance is expected to continue for the foreseeable future. At July 31, 2012, the Company has available for its use a Form S-3 “Shelf” Registration Statement to complete a public financing. However, there is no assurance that sufficient funds can continue to be raised in the future through equity financings, in which case the Company may not be able to continue exploration or development of its mineral projects, possibly leading to their abandonment. Other options would include entering into joint venture arrangements to continue advancing the Company’s mineral projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

At July 31, 2012, we had $25,015,000 in cash and cash equivalents and working capital of $22,472,000. During Fiscal 2012, net cash flows decreased by $5,709,000 compared to an increase of $9,656,000 during Fiscal 2011 and a decrease of $3,198,000 during Fiscal 2010.

Operating Activities

Net cash used in operating activities during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $19,208,000, $23,676,000 and $13,572,000, respectively. During Fiscal 2012, the Company received total cash of $13,757,000 from sales of 270,000 pounds uranium concentrate (Fiscal 2011 and 2010: $Nil) and incurred production costs of $4,356,000 (Fiscal 2011:$2,000,000 and Fiscal 2010: $Nil). Other significant operating expenditures included mineral property expenditures and general and administrative costs. In addition, during Fiscal 2012, the Company incurred expenditures totaling $1,064,000 (Fiscal 2011: $1,213,000; Fiscal 2010: $1,369,000) for cash settlement of asset retirement obligations.

Financing Activities

Net cash provided by financing activities during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $20,192,000, $37,115,000, and $1,182,000, respectively. During Fiscal 2012, the Company completed a public offering of its common shares for net cash proceeds of $20,969,000. During Fiscal 2011, the Company completed a private placement offering of its common shares for net cash proceeds of $25,654,000. During Fiscal 2010, no public or private placement offerings were completed. During Fiscal 2012, the Company received net proceeds of $554,000 (Fiscal 2011: $11,452,000 and Fiscal 2010: $1,145,000) from the exercise of stock options and warrants. During Fiscal 2012, the Company paid $1,370,000 in cash for settlement of convertible debentures assumed from the Concentric acquisition.

Investing Activities

Net cash used in investing activities during Fiscal 2012 and Fiscal 2011 was $6,692,000 and $3,782,000 while net cash provided by investing activities in Fiscal 2010 was $9,192,000. During Fiscal 2012, the Company acquired mineral rights and properties totaling $4,184,000 (Fiscal 2011 $1,454,000 and Fiscal 2010: $1,422,000), purchased equipment for $1,322,000 (Fiscal 2011: $719,000 and Fiscal 2010: $167,000), paid $261,000 in cash (Fiscal 2011: $300,000 and Fiscal 2010: $Nil) as loan settlement relating to the acquisition of subsidiaries, and paid $933,000 (Fiscal 2011: $1,869,000 and Fiscal 2010: $223,000) towards reclamation deposits relating to our uranium mining and related activities. During Fiscal 2012, the Company received proceeds from the sale of assets and mineral rights totaling $8,000 (Fiscal 2011: $531,000 and Fiscal 2010: $11,004,000).

Stock Options and Warrants

At July 31, 2012, the Company had stock options outstanding representing 9,559,271 common shares and share purchase warrants outstanding representing 1,558,812 common shares. The outstanding stock options have a weighted-average exercise price of $1.95 per share and the outstanding warrants have a weighted-average exercise price of $4.95 per share. At July 31, 2012, outstanding stock options and warrants represented a total 11,118,083 common shares issuable for gross proceeds of approximately $26,375,000 should these stock options and warrants be exercised in full. At July 31, 2012, outstanding in-the-money stock options and warrants represented a total 3,920,000 common shares exercisable for gross proceeds of approximately $2,070,000 should these stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

Our primary plan of operations for the next 12 months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of the Burke Hollow, Salvo and Channen Projects in Texas and other mineral projects in Arizona and Paraguay.

Material Commitments

The Company is currently renting or leasing office premises in New Mexico, Texas, Vancouver, British Columbia, Canada, as well as Paraguay with total monthly payments of $19,732. Office lease agreements expire between October 2012 and August 2013 for the United States and Canada. The Company also has various consulting agreements which will expire in less than one year.

	Payment Due by Period
		Less Than 1			More Than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases Obligations	580,384	433,339	147,045	-	-
Purchase Obligations	-	-	-	-	-
Other Long-term Liabilities	3,662,233	133,298	1,338,919	-	2,190,016

We are committed to pay our key executives a total of $803,386 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The following describes the Company’s critical accounting policies, however, refer to Note 2: Summary of Significant Accounting Policies of the notes to the Company’s consolidated financial statements as presented under Item 8. Financial Statements and Supplementary Data, disclosing all of the Company’s significant accounting policies.

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that will result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing costs include labor, chemicals, directly attributable production expenditures and overhead related to production. Inventories are carried at the lower of cost or net realizable value and are valued and charged to cost of sales using the average costing method.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include production equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred at each project. Such estimates are determined by the Company's engineering studies which consider the cost of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a quarterly basis, the Company updates cost estimates, and other assumptions used in the valuation of asset retirement obligations at each of its mineral properties to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the asset retirement obligations.

Revenue Recognition

The recognition of revenue from the sale of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by the Company.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statement information for the fiscal year ended July 31, 2012 as listed below are included beginning on page F-1 of this Form 10-K:

  Reports of Independent Registered Public Accounting Firm;

  Consolidated Balance Sheets;

  Consolidated Statements of Operations and Comprehensive Loss;

  Consolidated Statements of Stockholders’ Equity;

  Consolidated Statements of Cash Flows; and

  Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	31-Jul-12	30-Apr-12	31-Jan-12	31-Oct-11

Sales	$7,517,400	$-	$3,120,000	$3,120,000
Gross profit	2,566,214	-	1,379,232	1,699,914
Net loss	(4,753,814)	(8,224,351)	(6,547,244)	(5,558,311)
Basic and diluted loss per share	(0.06)	(0.10)	(0.09)	(0.07)

	For the Quarters Ended
	31-Jul-11	30-Apr-11	31-Jan-11	31-Oct-10

Sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss	(5,563,511)	(6,245,967)	(6,646,957)	(8,901,660)
Basic and diluted loss per share	(0.06)	(0.09)	(0.10)	(0.15)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles.

As of July 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, the Company’s management concluded that, as at July 31, 2012, such internal control over financial reporting was effective.

The independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting which attestation report has been included in the financial statements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date hereof are as follows:

Name	Age	Position with the Company
Amir Adnani	34	President, Chief Executive Officer, Principal Executive Officer and a director
Alan P. Lindsay	62	Chairman and a director
Harry L. Anthony	65	Chief Operating Officer and a director
Mark Katsumata	46	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Ivan Obolensky	87	Director
Vincent Della Volpe	70	Director
David Kong	66	Director
Katharine Armstrong	59	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Amir Adnani. Mr. Adnani is a co-founder of our Company and has served as President, Chief Executive Officer, Principal Executive Officer and a director of the Company since January 24, 2005. Mr. Adnani is an entrepreneur with an extensive background in business development and marketing. In September of 2004 he founded and was the sole shareholder, a director and President of Blender Media Inc., a Vancouver based company that provides strategic marketing and financial communications services to public companies and investors in mineral exploration, mining, and energy sectors. Effective October 1, 2006, Mr. Adnani ceased being a director, officer or shareholder of Blender Media Inc. In June of 2001, Mr. Adnani co-founded, and from June 2001 to September 2004, was a director and officer of Fort Sun Investments Inc., a strategic marketing and financial communications services company for public companies. Mr. Adnani has served as a director and chairman of the board of Brazil Resources Inc., a mining company listed on the TSX-V, since August 2010. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia. Mr. Adnani is not a director or officer of any other U.S. reporting company.

Alan P. Lindsay. Mr. Lindsay, a co-founder of our Company, has served as Chairman of the Company since December 2005. Mr. Lindsay has also served as Chairman and a director of Bullfrog Gold Corp. from July 2011 to date. Mr. Lindsay served as a director of MIV Therapeutics, Inc. (“MIV”), a biomedical company focused on biocompatible coating technology for stents and medical devices, from October 2001 through March 2010, and as Chief Executive Officer of MIV from October 2001 to January 2008. From December 2005 through July 2009, Mr. Lindsay served as Chairman and director of TapImmune Inc., a development stage biotechnology company. Mr. Lindsay was a founding officer and director of Strategic American Oil Corporation (now known as Duma Energy Corp.; “Strategic”), positions that he held from April until July2005. He subsequently served as a director of Strategic from April 2007 until December 2010.

Mr. Lindsay was a founder of Azco Mining Inc., now known as Santa Fe Gold Corp. (“Azco”) and served as Chairman, President and Chief Executive Officer of Azco from 1992 to 2000. Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994. Mr. Lindsay also co-founded Anatolia Minerals Development Limited (now known as Alacer Gold Corp.), a junior resource company that trades on the TSX, and New Oroperu Resources Inc., a junior resource company that also trades on the TSX Venture Exchange. Mr. Lindsay is also a director of Terra Firma Resources Inc., and was a director of Hana Mining Ltd., from 2005 to 2008, both being junior resource companies that trade on the TSX Venture Exchange.

Harry L. Anthony. Mr. Anthony has been our Chief Operating Officer and a director since February 2006. Mr. Anthony has over 40 years of industrial, hydro-metallurigal experience; the past 35 years being in the uranium mining industry. From approximately 1997 to February, 2006, Mr. Anthony had been a consultant through Anthony Engineering Services for several major uranium companies and international agencies, which duties generally include project evaluation, operations “trouble shooter” and technical and financial expert. From approximately 1990 through 1997, Mr. Anthony was a Senior Vice-President of Uranium Resources, Inc. (“URI”), where he managed all facets of operations and technical support to achieve production goals, drilling, ion exchange, reverse osmosis, software development and equipment design. Mr. Anthony’s duties also included oversight of construction, technical aspects, daily operations of plants and wellfields, budget planning and forecasting, property evaluations and reserve estimations. Mr. Anthony also previously served as the Vice-President of Engineering/engineering manager of URI, and a project superintendent and project engineer for Union Carbide Corp. Mr. Anthony was on the board of directors of URI from 1984 through 1994. He is the author of several publications and the recipient of the awards “Distinguished Member of the South Texas Mineral Section of AIME -1987” and “1999 Outstanding Citizen of the Year - Kingsville Chamber of Commerce”. Mr. Anthony received an M.S. in Engineering Mechanics in 1973 and a B.S. in Engineering Mechanics in 1969 from Pennsylvania State University. Mr. Anthony is not a director or officer of any other U.S. reporting company.

Mark A. Katsumata. Mr. Katsumata was a director of our Company and the Chairman of our Audit Committee from May 11, 2009 until January 5, 2011. Since January 5, 2011 Mr. Katsumata has served as our Secretary, Treasurer and Chief Financial Officer. Mr. Katsumata has served as a Chief Financial Officer and Vice President, Finance of several NYSE MKT, TSX and TSX Venture Exchange companies. Mr. Katsumata has over 20 years of experience related to the mining industry and has been a member in good standing of the Certified General Accountants’ Association of British Columbia and Canada since 1997. During the past five years, Mr. Katsumata was the Chief Financial Officer of Candente Resource Corp., a TSX listed base and precious metals explorer, and the Chief Financial Officer/Vice President, Finance of each of Denison Mines Corp., an NYSE MKT and TSX listed uranium producer and explorer, and Fortress Minerals Corp., a TSX Venture Exchange listed precious metals explorer.

Ivan Obolensky. Mr. Obolensky has served on our Board of Directors since April 2007. Mr. Obolensky has over 40 years of experience in the investment banking business as a supervisory financial analyst, with specific expertise in the defense, aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. He has also been Senior Executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate and CB Richard Ellis Moseley Hallgarten. From November, 1990 to date, Mr. Obolensky has been a Senior Vice-President of Wellington Shields & Co. LLC an investment bank and Member of the New York Stock Exchange. Mr. Obolensky is a Registered Investment Advisor and a long-time member of the New York Society of Security Analysts and the CFA Institute. Twenty-year-President of the Josephine Lawrence Hopkins Foundation, he is also a Past Grand Treasurer of the Grand Lodge of the State of New York, where he presently serves as Chairman of its “watchdog” Financial Oversight Committee for the Masonic Brotherhood Foundation. Professionally, he has made frequent appearances as a guest of CNBC, CNNfn and Bloomberg TV. Mr. Obolensky is also a pro-active Board Member of several charitable organizations: The Children’s Cancer & Blood Foundation; The Bouverie Audubon Preserve of Glen Ellen California; The Police Athletic League of New York City; and General “Blackjack” Pershing’s Soldiers’, Sailors’, Marines’, and Airmen’s Club, where he is also Chairman and CEO. He is a graduate of Yale University and a Lieutenant (J.g.) US Naval Air Corps, USNR (Ret.).

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

David Kong. Mr. Kong became a director of our Company on January 5, 2011. Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation in British Columbia in 1978 and U.S. CPA (Illinois) designation in 2002. From 2005 to 2010, Mr. Kong was a partner at Ernst & Young LLP. From 1981 to 2004, Mr. Kong was a partner at Ellis Foster, Chartered Accountants. Currently, Mr. Kong is a director of Hana Mining Ltd., New Pacific Metals Corp., Brazil Resources Inc., Silvercorp Metals Inc., and IDM International Limited. Mr. Kong is a Certified Director (ICD.D) of the Institute of Corporate Directors.

Katharine Armstrong. Ms. Armstrong became a director of our Company on June 1, 2012. Ms. Armstrong is highly knowledgeable regarding the natural resources and environment of the state of Texas. She was appointed to the Texas Parks and Wildlife Commission in 1999 by Governor George W. Bush, and was named chairman in 2001 by Governor Rick Perry. The Texas Parks and Wildlife Department is the country’s second-largest wildlife agency. Ms. Armstrong serves on several boards and advisory committees. Earlier she was active with the selection committee for the White House Fellows Program and as vice-chairman of the Dallas Zoological Society. Currently, she is a director of the Texas and Southwestern Cattle Raisers Association and the Texas Wildlife Association. She serves on the advisory board of the Harte Research Institute for Gulf of Mexico Studies at Texas A&M-Corpus Christi, and is a director of the Texas Watershed Management Foundation.

Advisory Board

We have also established an Advisory Board comprised as of July 31, 2012 of Erik Essiger, Jon Indall, Dr. John D. Nelson, Anthony J. Thompson, Tom Pool, Dr. Bernie D. Schmeling and Carlos Figueredo. The purpose of the Advisory Board is to provide support in our search and acquisition of uranium properties, and for the design, permitting and reclamation of our uranium properties.

Erik Essiger has over 25 years of experience in corporate finance, strategy development and restructuring projects across a wide variety of sectors, including industrial, business services, retail and consumer goods. During the past five years, Mr. Erik Essiger has been Chairman and Chief Executive Officer of The Emirates Capital Limited (“Emirates”). Prior to founding Emirates, Mr. Essiger founded SCP Swiss Capital Partners AG, a corporate finance boutique in Switzerland, which has since been integrated into Emirates. Prior to that, Mr. Essiger was Senior Manager at PricewaterhouseCoopers (PwC) Transaction Services Strategy Group in Frankfurt, focusing on commercial due diligence, strategy consulting and lead advisory. He has acted as a board member of a venture capital company and as Managing Director of a number of corporations. Mr. Essiger has extensive international experience in the Middle East, Germany, Russia, Hong Kong and Switzerland, and was previously a member of the German-Russian co-operation council. Mr. Essiger received his MBA in Business Administration from J.W.-Goethe University, Frankfurt, Germany. Mr. Essiger served as a member of the Board of Directors from August 2006 through May 2012.

Jon Indall is a prominent attorney, and an acknowledged expert in representing uranium industry interests in the United States. Mr. Indall currently is and has been a partner at the law firm of Comeau, Maldegen, Templeman & Indall in Santa Fe, New Mexico for over 25 years. Mr. Indall's career in the law and as an authoritative lobbyist spans over 30 years, with specialization in natural resources and environmental law, and with a special focus on the uranium mining industry. Mr. Indall has represented the Uranium Producers of America (the “UPA”) - a trade association of domestic uranium producers - since its inception in 1985. He drafted and successfully assisted in lobbying Title X of the Energy Policy Act of 1992 which has provided over $500 million of federal reimbursements for costs related to reclamation of uranium and thorium mill tailings sites. He was also instrumental in the revitalization of the UPA in 2005, and has been active in negotiations with the US Department of Energy regarding sales of their excess uranium inventories. In court, Mr. Indall has represented senior mining companies including Homestake Mining, Kerr-McGee, Kennecott Corp, and Pennzoil Corp. He has also represented uranium mining and development companies Cameco, Uranium Resources Inc, United Nuclear Corporation, Strathmore Resources and many others. Mr. Indall received his B.A. from the University of Kansas, and his Juris Doctorate from the University of Kansas Law School. He is currently a member of the American Bar Association (Natural Resources Section), the State Bar of New Mexico (Natural Resources Section), and First Judicial District Bar Association.

Dr. John D. Nelson is a professional engineer with licenses in five states, and a long-term professor of civil engineering at Colorado State University. As a professor, he developed a major geotechnical engineering program for the field of mine tailings management, primarily as it relates to uranium mining, and is an industry expert in this specialized field. Dr. Nelson served as the chairman of the Annual Conference on Tailings and Mine Waste for 20 years. He is the senior author of a primary report, Long-Term Stability of Uranium Mill Tailings, prepared for the Nuclear Regulatory Commission (NRC) -- a source document for environmental impact statements in this industry. He also served as a consultant to the NRC, including the review of all uranium tailings management plans for mill licensing applications from 1978 until 1984. Since 1985, he has served as a consulting engineer for the mining industry and has acted as the senior technical engineer for several tailings dam projects including Uravan, Gas Hills, Maybell, and York Canyon. Dr. Nelson received his BSc, MSc and PhD in Civil Engineering from the Illinois Institute of Technology in Chicago. He is Professor Emeritus at Colorado State University.

Anthony J. Thompson has been practicing environmental and occupational health and safety law since the mid-1970s. He is the primary outside counsel to the National Mining Association (“NMA”) for uranium issues, and he has represented much of the domestic uranium mining and milling industry either as counsel to NMA or as counsel to individual licensees since the late 1970s. He is the prime author of NMA's White Paper entitled "Recommendations for a Coordinated Approach to Regulating the Uranium Recovery Industry." Mr. Thompson received his BA in History from Princeton University and his law degree from the University of Virginia School of Law. He is a member of the American Nuclear Society, the American Bar Association and the Society for Mining, Metallurgy, and Exploration.

Tom Pool is recognized as an authoritative analyst for the development of new production facilities, evaluation of strategies, and assessment of production costs. He is proficient with preliminary and detailed feasibility studies for new project development and financing. He is highly experienced with valuations of uranium projects and deposits, and with property brokerage. Since 1993, Mr. Pool has served as the Chairman of International Nuclear, Inc., based in Golden, Colorado. Over the past 40 years, his career includes senior management roles with prominent uranium organizations including having served as Vice President Engineering of Nuclear Fuels Corporation, Acting Technical Superintendent for the Beverley in-situ leach uranium mine in South Australia, Manager of Uranium Supply for ConverDyn, Internal Consultant for the CONCORD group of companies, Vice President of Marketing with Energy Fuels Nuclear and Vice President of NUEXCO Information Services. Mr. Pool also served as a Director of Intermountain Resources. He has authored more than fifty papers on key aspects of uranium development, production and markets.

Dr. Bernie D. Schmeling, currently Chief Operating Officer of Semin S.A., is a professional geophysicist and has more than 35 years of experience in exploration programs worldwide and mining projects for uranium and other commodities. Previously, he was a member of the original Uranerz team as a senior and chief geophysicist for 19 years. During this period, he was closely involved, starting in 1975, with the discovery and development of the major uranium deposit at Key Lake in Saskatchewan, Canada. For 13 years, he managed all geophysical programs as well as all contracted work including all drill hole data evaluations and U3O8-grade calculations. This work included studies of radiometric disequilibrium factors and density determinations for the U3O8 resource calculations at diverse sandstone deposits in Texas, Wyoming, Nebraska, Colorado and other states. Since 2006, he has been fully involved in the exploration and development activities of Semin S.A. in Paraguay and other South American countries. Dr. Schmeling is recognized internationally as one of the few leading experts in uranium exploration including ISR exploration.

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

David Kong, Vincent Della Volpe and Ivan Obolensky are "independent" directors of the Company as that term is defined in Rule 121 of the NYSE MKT Equities Exchange listing standards. The Board of Directors of the Company has determined that David Kong qualifies as an audit committee financial expert pursuant to SEC rules.

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

5.

Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

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

Code of Ethics

We have adopted a Code of Business Conduct (our Code of Ethics) that applies to all directors and officers. The code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, our Code of Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2012, except as follows:.

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Amir Adnani	1	1 (option grant)
Alan P. Lindsay	1	1 (option grant)
Harry L. Anthony	1	1 (option grant)
Mark Katsumata	1	1 (option grant)
Ivan Obolensky	1	1 (option grant)
Vincent Della Volpe	1	1 (option grant)
David Kong	1	1 (option grant)
Erik Essiger (former director)	1	1 (option grant)

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

The Compensation Committee is composed entirely of independent, non-management members of the Board of Directors. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. Independency is re-assessed annually.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

  review and approve the Company’s compensation guidelines and structure;

  review and approve on an annual basis the corporate goals and objectives with respect to compensation for the chief executive officer;

  review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation; and

  periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.

Overview of Executive Compensation Program

The Company recognizes that people are our primary asset and our principal source of competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the mining industry which is a competitive, global labor market.

The Compensation Committee’s compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The Compensation Committee compensates executive management primarily through base salary and equity compensation designed to be competitive with comparable companies, and to align management’s compensation with the long-term interests of shareholders. In determining an executive management’s compensation, the Compensation Committee also takes into consideration the financial condition of the Company and discussions with the executive.

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

  encourage and reward performance which supports the Company’s core values and business objectives;

  emphasize a “pay for performance” system, in which an individual’s short and long-term compensation and career advancement are dependent upon both individual and Company performance, with an objective of increasing long-term shareholder value; and

  provide competitive total compensation and reward programs to enhance the Company’s ability to attract, motivate and retain knowledgeable and experienced senior executive officers.

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary, short term incentive cash awards and long-term incentive equity compensation.

Base Salary

Annual base salary must be considered in the context of the overall compensation package. Generally, the Company will target being competitive within the peer group and market place where we compete for talent, therefore, the Company has conducted an internal survey of companies within our industry and has found our annual base salaries to be aligned with those within the peer group.

Short-Term Incentive (Cash)

The objective of the short-term incentive program is to motivate the executive officers to achieve pre-determined objectives and provide a means to reward the achievement of corporate milestones and fulfillment of the annual business plan.

Long-Term Incentive (Equity)

The Company’s long-term incentive program provides for the granting of stock options to senior executive officers to both motivate executive performance and retention, as well as align executive officer performance to shareholder value. In awarding long-term incentives, the Company compares the long-term incentive program to that of peer group companies and evaluates such factors as the number of options available under its Stock Incentive Plans and the number of options outstanding relative to the number of shares outstanding. The Company has historically sought to award stock options on a competitive basis, therefore, the Company has conducted an internal survey of companies within our industry and has found our long-term incentive program to be aligned with those within the peer group.

Non-Cash Compensation

The Company provides standard health benefits to its executives. The following table sets forth the compensation paid to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2012, 2011, and 2010 (the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Options Awards(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compen- sations	Total(3)
Amir Adnani,	2012	$387,005	$270,000	$-	$185,382	$-	$-	$-	$842,387
President and	2011	334,630	250,000	-	463,737	-	-	-	1,048,367
Chief Executive Officer	2010	279,741	140,000	-	490,000	-	-	-	909,741

Harry L. Anthony,	2012	327,346	270,000	-	185,382	-	-	-	782,727
Chief Operating Officer	2011	283,741	250,000	-	463,737	-	-	-	997,478
	2010	258,365	140,000	-	490,000	-	-	-	888,365

Mark Katsumata, (4)	2012	156,851	49,574	-	102,990	-	-	-	309,415
Secretary, Treasurer and	2011	88,019	-	-	125,209	-	-	-	213,228
Chief Financial Officer	2010	-	-	-	-	-	-	-	-

Pat Obara, (5)	2012	-	-	-	-	-	-	-	-
Former Secretary, Treasurer	2011	78,347	114,677	-	278,242	-	-	-	471,266
and Chief Financial Officer	2010	147,774	56,000	-	294,000	-	-	-	497,774

(1)	These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are more particularly described below.
(2)	These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. See Note 11 to our financial statements contained herein.
(3)	The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Named Executive Officers.
(4)	Mr. Katsumata was appointed as Secretary, Treasurer and Chief Financial Officer effective January 2011.
(5)	Mr. Obara resigned as Secretary, Treasurer and Chief Financial Officer, and was appointed as Vice President, Administration of the Company effective January 2011.

Stock Options Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended July 31, 2012 as follows:

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
				Maximum
		Threshold	Target
Amir Adnani, President and Chief Executive Officer	September 26, 2011	-	-	-	-	90,000	$2.78	$185,382
Harry L. Anthony, Chief Operating Officer	September 26, 2011	-	-	-	-	90,000	2.78	185,382
Mark Katsumata, Secretary, Treasurer and Chief Financial Officer	September 26, 2011	-	-	-	-	50,000	2.78	102,990

The following table sets forth information as of July 31, 2012, relating to options that have been granted to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested
Amir Adnani,	202,500	-	-	$0.33	December 20, 2015	-	$-	$-	$-
President and	225,000	-	-	0.45	January 1, 2017	-	-	-	-
Chief Executive Officer	250,000	-	-	0.45	April 7, 2018	-	-	-	-
	250,000	-	-	2.40	August 26, 2019	-	-	-	-
	250,000	-	-	2.43	August 13, 2020	-	-	-	-
	90,000	-	-	2.78	September 26, 2021	-	-	-	-

Harry L. Anthony,	202,500	-	-	0.33	December 20, 2015	-	-	-	-
Chief Operating Officer	72,500	-	-	0.33	February 1, 2016	-	-	-	-
	225,000	-	-	0.45	January 1, 2017	-	-	-	-
	250,000	-	-	0.45	April 7, 2018	-	-	-	-
	250,000	-	-	2.40	August 26, 2019	-	-	-	-
	250,000	-	-	2.43	August 13, 2020	-	-	-	-
	90,000	-	-	2.78	September 26, 2021	-	-	-	-

Mark Katsumata,	75,000	-	-	1.50	May 8, 2019	-	-	-	-
Secretary, Treasurer and	75,000	-	-	2.40	August 26, 2019	-	-	-	-
Chief Financial Officer	67,500	-	-	2.43	August 13, 2020	-	-	-	-
	50,000	-	-	2.78	September 26, 2021	-	-	-	-

Pat Obara, (1)	180,000	-	-	0.45	October 10, 2016	-	-	-	-
Former Secretary,	25,000	-	-	0.45	January 1, 2017	-	-	-	-
Treasurer and	125,000	-	-	0.45	April 7, 2018	-	-	-	-
Chief Financial Officer	150,000	-	-	2.40	August 26, 2019	-	-	-	-
	150,000	-	-	2.43	August 13, 2020	-	-	-	-

(1)	Mr. Pat Obara resigned as Secretary, Treasurer and Chief Financial Officer, and was appointed as Vice President, Administration of the Company effective January 2011.

All of the options held by our Named Executive Officers are fully-vested. None of our Named Executive Officers exercised any options during our fiscal year ended July 31, 2012.

Long Term Incentive Plans

The Company does not maintain any long-term incentive plans, including, without limitation, any pension or other contribution plan.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2012 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 94% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Employment and Consulting Agreements with Named Executive Officers

Adnani Executive Services Agreement

On July 1, 2006, our Board of Directors authorized and approved an executive services agreement between us and Amir Adnani, as amended by letter agreement dated July 1, 2007, which provided for an initial term expiring July 1, 2009. On July 23, 2009 our Board of Directors approved the entering into of a further amended and restated executive services agreement (the “Adnani Agreement”) with Amir Adnani Corp. (the “Consultant”) with a term expiring on July 23, 2012. The Adnani Agreement remains in effect, because it is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or the Consultant provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then-current term.

Pursuant to the terms and provisions of the Adnani Agreement: (a) through the Consultant, Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; and (b) we shall pay to the Consultant a monthly fee of $19,167.

If the Company elects to not renew the Adnani Agreement, and provided that the Consultant is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to the Consultant follows: (a) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term and any renewal period during which the Adnani Agreement was in force and effect and during which the Consultant rendered services thereunder, payable by the Company to the Consultant within 14 calendar days of the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to the Consultant to the effective termination date, payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Adnani to the effective termination date and payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Vacation Pay”); (d) subject to applicable provisions of the Adnani Agreement, confirmation that all of the Consultant’s and Mr. Adnani’s then issued and outstanding and vested options in and to the Company as at the effective termination date are exercisable for a period of one year from the effective termination date (the “Adnani Options Extension”); and (e) confirmation that all of Consultant’s and Mr. Adnani’s then benefits coverage would be extended to Mr. Adnani for a period ending two years from the effective termination date (the “Adnani Benefits Extension”).

If the Company elects to terminate the Adnani Agreement without just cause, or if the Consultant terminates the Adnani Agreement for just cause, and provided that the Consultant is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to the Consultant as follows: (a) a cash payment equating to an aggregate of 24 months, payable by the Company to the Consultant within 14 calendar days of the effective termination date; (b) all Adnani Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Adnani Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension commencing on the effective termination date; and (e) the Adnani Benefits Extension commencing on the effective termination date.

If the Consultant elects to terminate the Adnani Agreement either (i) in connection with a change in control of the Company or (ii) if Mr. Adnani’s position as Chief Operating Officer of the Company is terminated by the Company, and provided that the Consultant is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to the Consultant as follows: (a) a cash payment equating to an aggregate of 18 months, payable by the Company to the Consultant within 14 calendar days of the effective termination date; (b) all Adnani Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Adnani Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension commencing on the effective termination date; and (e) the Adnani Benefits Extension commencing on the effective termination date.

If the Consultant elects to terminate the Adnani Agreement, except in connection with a change in control as described above, the Consultant is not entitled to a severance package. In addition, if the Company terminates the Adnani Agreement for just cause, the Consultant is not entitled to a severance package.

The Adnani Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Adnani, in which case the Company shall be obligated to provide a severance package to the Consultant or Mr. Adnani’s estate as follows, provided that the Consultant is or was in compliance with the relevant terms and conditions of the Adnani Agreement: (a) a cash payment equating to an aggregate of 12 months, payable by the Company to the Consultant or Mr. Adnani’s estate within 14 calendar days of the effective termination date; (b) all Adnani Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Adnani Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; and (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension commencing on the effective termination date.

Anthony Executive Services Agreement

On February 15, 2006, our Board of Directors authorized and approved the execution of an employment agreement between us and Harry L. Anthony. On July 1, 2006, our Board of Directors approved an amendment to this agreement, extending the initial term thereunder to July 1, 2008. On July 23, 2009 our Board of Directors approved the entering into of a further amended and restated executive services agreement with Mr. Anthony (the “Anthony Agreement”) with an initial term that expired on July 23, 2012. The Anthony Agreement remains in effect, because it is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Mr. Anthony provides written notice not to renew the Anthony Agreement no later than 90 days prior to the end of the then-current term.

Pursuant to the terms and provisions of the Anthony Agreement: (a) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer; and (b) we shall pay to Mr. Anthony a monthly fee of $19,167.

If the Company elects to not renew the Anthony Agreement, and provided that Mr. Anthony is in compliance with the relevant terms and conditions of the Anthony Agreement, the Company shall be obligated to provide a severance package to Mr. Anthony as follows: (a) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term and any renewal period during which the Anthony Agreement was in force and effect and during which Mr. Anthony rendered services thereunder, payable by the Company to Mr. Anthony within 14 calendar days of the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Mr. Anthony to the effective termination date, payable within 14 calendar days of the effective termination date (the “Anthony Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Anthony to the effective termination date and payable within 14 calendar days of the effective termination date (the “Anthony Outstanding Vacation Pay”); (d) subject to applicable provisions of the Anthony Agreement, confirmation that all of Mr. Anthony’s then issued and outstanding and vested options in and to the Company as at the effective termination date are exercisable for a period of one year from the effective termination date (the “Anthony Options Extension”); and (e) confirmation that all of Mr. Anthony’s then benefits coverage would be extended to Mr. Anthony for a period ending two years from the effective termination date (the “Anthony Benefits Extension”).

If the Company elects to terminate the Anthony Agreement without just cause, or if Mr. Anthony terminates the Anthony Agreement for just cause, and provided that Mr. Anthony is in compliance with the relevant terms and conditions of the Anthony Agreement, the Company shall be obligated to provide a severance package to Mr. Anthony as follows: (a) a cash payment equating to an aggregate of 24 months, payable by the Company to Mr. Anthony within 14 calendar days of the effective termination date; (b) all Anthony Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Anthony Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Anthony Agreement, the Anthony Options Extension commencing on the effective termination date; and (e) the Anthony Benefits Extension commencing on the effective termination date.

If Mr. Anthony elects to terminate the Anthony Agreement either (i) in connection with a change in control of the Company or (ii) if Mr. Anthony’s position as Chief Operating Officer of the Company is terminated by the Company, and provided that Mr. Anthony is in compliance with the relevant terms and conditions of the Anthony Agreement, the Company shall be obligated to provide a severance package to Mr. Anthony as follows: (a) a cash payment equating to an aggregate of 18 months, payable by the Company to Mr. Anthony within 14 calendar days of the effective termination date; (b) all Anthony Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Anthony Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Anthony Agreement, the Anthony Options Extension commencing on the effective termination date; and (e) the Anthony Benefits Extension commencing on the effective termination date.

If Mr. Anthony elects to terminate the Anthony Agreement, except in connection with a change in control as described above, he is not entitled to a severance package. In addition, if the Company terminates the Anthony Agreement for just cause, Mr. Anthony is not entitled to a severance package.

The Anthony Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Anthony, in which case the Company shall be obligated to provide a severance package to Mr. Anthony or his estate as follows, provided that Mr. Anthony is or was in compliance with the relevant terms and conditions of the Anthony Agreement: (a) a cash payment equating to an aggregate of 12 months, payable by the Company to Mr. Anthony within 14 calendar days of the effective termination date; (b) all Anthony Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Anthony Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; and (d) subject to applicable provisions of the Anthony Agreement, the Anthony Options Extension commencing on the effective termination date.

Katsumata Executive Employment Services Agreement

On January 5, 2011, our Board of Directors approved an executive employment services agreement (the “Katsumata Agreement”) with Mark Katsumata, our Secretary, Treasurer and Chief Financial Officer.

Pursuant to the terms of the Katsumata Agreement, Mr. Katsumata will perform such duties and responsibilities as an executive employee as set out in the Katsumata Agreement. In consideration for Mr. Katsumata’s services, we agreed to: (a) pay Mr. Katsumata a monthly fee in the amount of CAD$12,500; and (b) subject to applicable rules and policies of relevant regulatory authorities and applicable securities legislation and the Company’s Stock Incentive Plan, grant to Mr. Katsumata incentive stock options to purchase not less than 217,500 common shares; at an exercise price of $1.50 per option share with respect to not less than 75,000 of the option shares, at an exercise price of $2.40 per option share with respect to not less than a further 75,000 of the option shares and at an exercise price of $2.43 per option share with respect to the balance of the option shares; and exercisable for a period of not less than ten years from the date of grant in each instance.

Mr. Katsumata’s initial term of employment under the Katsumata Agreement will end on January 5, 2013 (such period, the “Initial Term”). The Katsumata Agreement is subject to automatic renewal unless we provide written notice of an intention not to renew the Katsumata Agreement no later than 90 days prior to the end of the then-current term of the Katsumata Agreement. Mr. Katsumata may terminate the Katsumata Agreement upon 60 days prior written notice to the Company. The Katsumata Agreement provides that the Company may terminate Mr. Katsumata’s employment without cause, in which event Mr. Katsumata will be entitled to continue to receive the compensation he would have been entitled to until the end of the Initial Term. In addition, either the Company or Mr. Katsumata may terminate the Katsumata Agreement for cause upon 14 days prior written notice under certain circumstances described in the Katsumata Agreement.

Obara Builders Ltd. Consulting Services Agreement

On August 15, 2007, with an effective date of July 1, 2007, our Board of Directors authorized and approved a consulting services agreement with Obara Builders Ltd. (the “Obara Agreement”) for an initial term of two years expiring on July 1, 2009. Pursuant to the terms and provisions of the Obara Agreement: (a) Mr. Obara provided duties to us commensurate with his executive positions as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer; (b) we paid to Obara Builders Ltd., a private company controlled by Pat Obara, or to Pat Obara personally, a monthly fee of CAD$10,000; (c) we approved the granting of stock options from time to time to Mr. Obara at such fair market exercise price or prices per option share as determined by our Board of Directors and we confirmed the previous granting of his existing stock options of 200,000 stock options to Mr. Obara to purchase shares of our common stock at $1.30 per share and a further 25,000 stock options to purchase shares of our common stock at $3.30 per share, both for a ten-year term from the date of grant; and (d) the Obara Builders Ltd. Consulting Services Agreement could be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our Company after the initial term) or 30 days (in the case of Mr. Obara) prior to the effective date of such termination.

On March 1, 2008, the Compensation Committee ratified the approval of an increase in the monthly service agreement fee for Mr. Obara from CAD$10,000 to CAD$12,500, which was further raised effective August 1, 2010 to CAD$13,750.

Mr. Obara and the Company intend to enter into an amended agreement but such agreement has not yet been finalized. Mr. Obara continues to provide services under the provisions of the original Obara Agreement on a month-to-month basis in connection with his current position at the Company of Vice President Administration.

Directors Compensation Table

The following table sets forth information relating to compensation paid to our directors in the year ended July 31, 2012:

					Non-Qualified
	Fees Earned			Non-Equity	Deferred
	Or Paid In	Stock	Options	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards (1)	Compensation	Earnings	Compensations	Total
Alan P. Lindsay	$108,000	$-	$51,495	$-	$-	$-	$159,495
David Kong	38,439	-	51,495	-	-	-	89,934
Erik Essiger (2)	36,403	-	51,495	-	-	-	87,898
Ivan Obolensky	30,000	-	51,495	-	-	-	81,495
Vincent Della Volpe	30,000	-	51,495	-	-	-	81,495
Katharine Armstrong	3,333	-	-	-	-	-	3,333

(1) This amount represents the fair value of options at the date of grant or repriced during the year, estimated using the Black-Scholes option pricing model. See Note 11 to our financial statements contained herein.
(2) Erik Essiger resigned from the board effective May 31, 2012.

As of July 31, 2012 our directors held options to acquire an aggregate of 4,430,000 shares of our common stock: Alan P. Lindsay 1,065,000 options, Amir Adnani 1,267,500 options, Harry L. Anthony 1,340,000 options, Erik Essiger 167,500 options, Ivan Obolensky 220,000 options, Vincent Della Volpe 270,000 options, and David Kong 100,000 options.

Alan P. Lindsay serves as the Company’s Chairman and director and is retained accordingly on a yearly basis. Mr. Lindsay is compensated on a monthly basis at a rate of $6,000 per month.

Amir Adnani serves as the Company’s Chief Executive Officer, President and as a director, and Harry L. Anthony serves as the Company’s Chief Operating Officer and a director. Messrs. Adnani and Anthony are retained according to their Executive Services Agreements and their compensation for serving as executive officers of the Company is disclosed above in the “Summary Compensation Table”, and Messrs. Adnani and Anthony do not receive additional compensation in connection with their service as directors of the Company.

Ivan Obolensky, Vincent Della Volpe, David Kong and Katharine Armstrong are independent directors of the Company. Mr. Kong serves as Chairman of the Company’s Audit Committee and Mr. Della Volpe serves as Chairman of the Company’s Compensation Committee. The independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees as follows:

  Ivan Obolensky (USD$20,000 per year);

  Vincent Della Volpe (USD$20,000 per year);

  David Kong (CAD$25,000 per year); and

  Katharine Armstrong (USD$20,000 per year).

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

Standard retainer amounts paid to directors, as well as any bonus payments or options, are determined by the Company’s Compensation Committee and ratified by the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 10, 2012, there were 85,243,155 shares of common stock issued and outstanding.

	Amount and Nature of	Percentage of Beneficial
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)	Ownership
Directors and Officers:
Amir Adnani	3,015,801(2)	3.5%
320 - 1111 West Hastings Street
Vancouver, B. C., Canada, V6E 2J3
Alan P. Lindsay	2,371,287(3)	2.7%
2701 - 1500 Hornby Street
Vancouver, B. C., Canada, V6Z 2R1
Harry L. Anthony	2,118,750(4)	2.5%
P.O. Box 1328
Kingsville, TX, U.S.A., 78364
Ivan Obolensky	238,419(5)	*
425 East 79th Street
New York, NY, U.S.A., 10021
Vincent Della Volpe	270,000(6)	*
32 Evergreen Drive,
Lincoln Park, NJ, U.S.A., 07035
David Kong	100,000(7)	*
7440 Afton Drive
Richmond, B.C., Canada V7A 1A3
Mark Katsumata	272,339(8)	*
14447 Blackburn Crescent
White Rock, B.C., Canada, V4B 3A3
Katharine Armstrong	60,000(9)	*
919 Congress, Suite 1400
Austin, Texas 78701
All executive officers and directors as a group (8 persons)	8,446,596(10)	9.4%

	Amount and Nature of	Percentage of Beneficial
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)	Ownership
Major Shareholders:
Huber Capital Management LLC.	10,171,909	11.9%
10940 Wilshire Blvd., Suite 925
Los Angeles, CA 90024
Oppenheimer Funds, Inc.	4,910,200	5.8%
Two World Financial Center
225 Liberty St., New York, NY 10281

* Less than one percent.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report. As of October 10, 2012, there were 85,243,155 shares issued and outstanding.
(2)	This figure represents (i) 1,745,301 shares of common stock, (ii) 3,000 shares of common stock held of record by Amir Adnani's wife and (iii) 1,267,500 stock options to purchase shares of our common stock.
(3)	This figure represents (i) 1,142,787 shares of common stock, (ii) 163,500 shares of common stock held of record by Alan P. Lindsay's wife, (iii) 1,065,000 stock options to purchase shares of our common stock. Mr. Lindsay is the father-in-law of Amir Adnani.
(4)	This figure represents (i) 897,500 shares of common stock, (ii) 1,221,250 stock options to purchase shares of our common stock.
(5)	This figure represents (i) 18,419 shares of common stock and (ii) 220,000 stock options to purchase shares of our common stock.
(6)	This figure represents 270,000 stock options to purchase shares of our common stock.
(7)	This figure represents 100,000 stock options to purchase shares of our common stock.
(8)	This figure represents (i) 4,839 shares of common stock and (ii) 267,500 stock options to purchase shares of our common stock.
(9)	This figure represents (i) 10,000 shares of common stock and (ii) 50,000 stock options to purchase shares of our common stock.
(10)	This figure represents (i) 3,985,346 shares of common stock and (ii) 4,461,250 stock options to purchase shares of our common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year ended July 31, 2012, the Company was involved in the following transactions or proposed transactions, if any, in an amount exceeding $120,000 in which related persons had or will have a direct or indirect material interest:

  incurred $126,373 in general and administrative costs paid to a company controlled by a direct family member of a current officer and director (Mr. Adnani); and

  incurred $220,000, with an additional $66,667 in prepaid expenses, in consulting fees paid to a company controlled by a prior director of the Company (Mr. Essiger).

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving any contracts or other transactions with any of our current or former executive officers.

Director Independence

The Board of Directors has determined that Ivan Obolensky, Vincent Della Volpe, David Kong and Katharine Armstrong each qualify as independent directors under the listing standards of the NYSE MKT Equities Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2012, 2011 and 2010. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended	Year Ended
	July 31, 2012	July 31, 2011
Audit Fees	$422,157	$307,750
Audit Related Fees	-	-
Tax Fees	102,386	67,000
Total	$524,544	$374,750

Audit Fees. Audit fees consist of aggregate fees for professional services in connection with the audit of our annual financial statements, quarterly reviews of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related fees consist of aggregate fees for assurance and related services related to the audit or review of our financial statements that are not reported under “Audit Fees” above.

Tax Fees. Tax fees consist of aggregate fees for professional services for tax compliance, tax advice and tax planning, primarily, fees related to tax preparation services.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2012.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including Concentric Disclosure Schedule pursuant thereto (32)
2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. (34)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws (1)
3.3	Audit Committee Charter (1)
10.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau (3)
10.2	Mineral Asset Option Agreement (3)
10.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp. (4)
10.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG (5)
10.5	Harry A. Moore Trust Agreement (5)
10.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony (6)
10.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke (5)
10.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc. (5)
10.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd. (5)
10.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (6)
10.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau (6)
10.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis (7)
10.13	Consulting Agreement dated February 1, 2007 between the Company and Epoch Financial Group Inc.(12)
10.14	Web Services Agreement dated March 21, 2007 between the Company and Market Pathways Financial Relations Inc. (12)
10.15	Letter Option Agreement dated March 28, 2007 between the Company and Betty, Fred and Marty Holley (12)
10.16	Consulting Agreement dated March 29, 2007 between the Company and EuroXchange Consulting Ltd. (12)

10.17	Database Agreement dated April 4, 2007 between the Company and Paul Pierce (12)
10.18	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (11)
10.19	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (11)
10.20	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (11)
10.21	Agency Agreement between Uranium Energy Corp. and National Bank Financial Inc., RBC Dominion Securities Inc. and Canaccord Capital Corporation dated December 12, 2007 (16)
10.22	Registration Rights Agreement dated December 12, 2007 between Uranium Energy Corp. and National Bank Financial Inc. (16)
10.23	Form of Subscription Agreement between Uranium Energy Corp. and certain selling stockholders (16)
10.24	Form of Warrant Certificate (16)
10.25	Form of Registration Rights Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units (17)
10.26	Form of Subscription Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units (17)
10.27	Form of Warrant Certificate provided by Uranium Energy Corp. to the subscribers of the July 2008 Units (17)
10.28	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (13)
10.29	Amendment and Extension to Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (14)
10.30	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (15)
10.31	2005 Stock Option Plan of Uranium Energy Corp. (8)
10.32	Amended 2005 Stock Option Plan (9)
10.33	2006 Stock Incentive Plan of Uranium Energy Corp. (10)
10.34	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (18)
10.35	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (19)
10.36	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (20)
10.37	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (21)
10.38	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (21)
10.39	Form of Warrant Certificate (22)
10.40	2009 Stock Incentive Plan (23)
10.41	Uranium Mining Lease dated October 6, 2004 (Property ID 80601) (24)
10.42	Uranium Mining Lease dated August 24, 2005 (Property ID 80602) (24)
10.43	Uranium Mining Lease dated August 24, 2005 (Property ID 80603) (24)
10.44	Uranium Mining Lease dated October 6, 2004 (Property ID 80604) (24)

10.45	Uranium Mining Lease dated November 2, 2005 (Property ID 80605) (24)
10.46	Uranium Mining Lease dated November 2, 2005 (Property ID 80606) (24)
10.47	Uranium Mining Lease dated December 19, 2005 (Property ID 80607) (24)
10.48	Uranium Mining Lease dated December 20, 2005 (Property IDs 80608 and 80609) (24)
10.49	Uranium Mining Lease dated December 20, 2005 (Property IDs 80610 and 80611) (24)
10.50	Uranium Mining Lease dated March 20, 2006 (Property ID 80612) (24)
10.51	Uranium Mining Lease dated March 20, 2006 (Property ID 80613) (24)
10.52	Uranium Mining Lease dated April 9, 2007 (Property ID 80614) (24)
10.53	Uranium Mining Lease dated April 23, 2007 (Property ID 80615) (24)
10.54	Uranium Mining Lease dated May 17, 2007 (Property ID 80616) (24)
10.55	Uranium Mining Lease dated May 29, 2007 (Property ID 80617) (24)
10.56	Uranium Mining Lease dated June 20, 2007 (Property ID 80618) (24)
10.57	Uranium Mining Lease dated August 27, 2007 (Property ID 80619) (24)
10.58	Uranium Mining Lease dated July 17, 2007 (Property ID 80621) (24)
10.59	Uranium Mining Lease dated September 25, 2007 (Property ID 80620) (24)
10.60	Uranium Mining Lease dated February 22, 2008 (Property ID 80622) (24)
10.61	Uranium Mining Lease dated June 12, 2008 (Property ID 80623) (24)
10.62	Securities Purchase Agreement between URN Resources Inc. and Uranium Energy Corp. dated October 13, 2009 (25)
10.63	Letter Agreement with Everest Exploration Inc. dated October 13, 2009 (25)
10.64	Option Agreement with Neutron Energy, Inc. dated November 5, 2009 (26)
10.65	Asset Purchase Agreement among each of Everest Exploration, Inc., Everest Resource Company, James T. Clark and Thomas M. Crain, Jr. (27)
10.66	First Amendment of Option Agreement between Uranium Energy Corp. and Neutron Energy, Inc., dated December 29, 2009 (28)
10.67	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (29)
10.68	2009 Stock Incentive Plan, as amended (30)
10.69	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (31)
10.70	Acquisition Agreement between Global Uranium Corp. and Uranium Energy Corp. (32)
10.71	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (33)
10.72	Amending Agreement to Acquisition Agreement between Global Uranium Corp. and Uranium Energy Corp. (34)
10.73	Data Purchase and Sale Agreement between Uranium One USA, Inc. and Uranium Energy Corp. (35)
10.74	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (36)
10.75	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. (37)

10.76	Arrangement Agreement between Cue Resources Ltd. and Uranium Energy Corp. (38)
10.77	Target Disclosure Letter pursuant to Arrangement Agreement (38)
10.78	Secured Loan Agreement between Uranium Energy Corp. and Cue Resources Ltd. (38)
10.79	Form of Lock-Up Agreement between Uranium Energy Corp. and Certain Shareholders of Cue Resources Ltd. (38)
10.80	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (39)
10.81	Placement Agency Agreement with Dundee Securities Ltd., Global Hunter Securities LLC, CIBC World Markets Inc. and Haywood Securities Inc. (40)
21.1	Subsidiaries of Uranium Energy Corp., filed herewith as an exhibit
23.1	Consent of Independent Auditors, Ernst & Young, LLP, filed herewith as an exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) , filed herewith as an exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith as an exhibit

(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to the amendment to our Registration Statement on Form SB-2 filed with the SEC on November 9, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 21, 2005.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 13, 2006.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 4, 2006.
(7)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 21, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2005.
(9)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.
(10)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on November 20, 2006.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(12)	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the SEC on May 14, 2007.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(14)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on October 29, 2007.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(16)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 12, 2008.
(17)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 29, 2008.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(22)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on July 14, 2009.
(23)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(24)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(25)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 19, 2009.
(26)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.
(27)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 27, 2009.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2009.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(30)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(31)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(32)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(33)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(35)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 30, 2011.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2012.
(39)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(40)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 3, 2012.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. at July 31, 2012 and July 31, 2011, and the consolidated results of its operations and comprehensive loss and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Energy Corp.'s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Vancouver, British Columbia

October 10, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Uranium Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2012, and our report dated October 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Vancouver, British Columbia

October 10, 2012

URANIUM ENERGY CORP. CONSOLIDATED BALANCE SHEETS

	Notes	July 31, 2012	July 31, 2011

CURRENT ASSETS
Cash and cash equivalents	14	$25,015,284	$30,724,051
Available-for-sale securities	3	41,973	79,126
Accounts and interest receivable		273,584	90,907
Inventories	4	1,876,100	2,775,947
Prepaid expenses and deposits		717,260	267,158
		27,924,201	33,937,189

MINERAL RIGHTS AND PROPERTIES	5	42,594,920	17,841,083
PROPERTY, PLANT AND EQUIPMENT	6	9,081,234	8,702,413
RECLAMATION DEPOSITS	7	5,543,040	4,610,300
LOAN RECEIVABLE	8	-	300,000
		$85,143,395	$65,390,985

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$5,271,158	$3,232,104
Due to related parties	9	47,443	8,287
Current portion of asset retirement obligations	10	133,298	675,872
		5,451,899	3,916,263

DEFERRED INCOME TAX LIABILITIES	5, 12	791,939	-
ASSET RETIREMENT OBLIGATIONS	10	2,979,076	2,351,931
		9,222,914	6,268,194

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 84,975,155 shares issued and outstanding (July 31, 2011 - 73,487,337)	11	84,975	73,487
Additional paid-in-capital		196,486,881	154,564,206
Share issuance obligation		194,700	194,700
Accumulated deficit		(120,823,948)	(95,740,228)
Accumulated other comprehensive income		(22,127)	30,626
		75,920,481	59,122,791
		$85,143,395	$65,390,985

COMMITMENTS AND CONTINGENCIES	5, 15
SUBSEQUENT EVENTS	5, 15

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Notes	2012	2011	2010

SALES		$13,757,400	$-	$-
COST OF SALES		8,112,040	-	-
GROSS PROFIT		5,645,360	-	-

EXPENSES
Mineral property expenditures	5	14,938,722	11,420,180	6,438,714
General and administrative	9, 11	14,036,974	15,187,066	15,154,329
Depreciation, amortization and accretion	6, 10	1,275,557	1,155,959	794,504
Impairment loss on mineral properties		-	143,396	43,600
		30,251,253	27,906,601	22,431,147
LOSS BEFORE OTHER ITEMS		(24,605,893)	(27,906,601)	(22,431,147)

OTHER ITEMS
Interest income		69,328	49,058	27,600
Interest expense		(30,898)	-	-
Gain (loss) on disposition of assets		6,999	(9,234)	(3,677)
Gain on sale of investments		-	508,682	-
Loss on fair value of convertible debentures	5	(49,681)	-	-
Loss on settlement of convertible debentures	5	(312,207)	-	-
Gain on settlement of accounts payable	5	221,292	-	-
Loss on settlement of asset retirement obligations	10	(444,448)	-	-
Other income		-	-	30,549
Transaction costs		-	-	(636,075)
		(539,615)	548,506	(581,603)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(25,145,508)	(27,358,095)	(23,012,750)

DEFERRED INCOME TAX BENEFIT	12	61,788	-	-
LOSS FROM CONTINUING OPERATIONS		(25,083,720)	(27,358,095)	(23,012,750)

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations, net of income taxes	5	-	-	8,534,081
INCOME FROM DISCONTINUED OPERATIONS		-	-	8,534,081
NET LOSS FOR THE YEAR		(25,083,720)	(27,358,095)	(14,478,669)

OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF INCOME TAXES		(52,753)	25,778	(5,752)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(25,136,473)	$(27,332,317)	$(14,484,421)

NET LOSS PER SHARE, BASIC AND DILUTED
Loss from continuing operations		$(0.32)	$(0.40)	$(0.39)
Income from discontinued operations		$-	$-	$0.14
NET LOSS PER SHARE, BASIC AND DILUTED		$(0.32)	$(0.40)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		78,325,648	68,799,322	59,017,166

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Share		Other
	Common Stock		Paid-in	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2009	56,237,269	$56,237	$91,686,382	$-	$(53,903,464)	$10,600	$37,849,755
Common stock
Issued for exercise of stock options and warrants	1,151,852	1,152	1,143,603	-	-	-	1,144,755
Issued for consulting service agreements	578,632	579	1,616,506	-	-	-	1,617,085
Issued for STMV Acquisition	2,755,000	2,755	9,749,945	194,700			9,947,400
Issued for mineral property acquisition	10,448	10	32,170	-	-	-	32,180
Issued for bonuses	55,136	55	201,743	-	-	-	201,798
Warrants issued as penalties pursuant to private placement financing	-	-	517,273	-	-	-	517,273
Stock-based compensation
Options issued for consulting services	-	-	1,964,006	-	-	-	1,964,006
Options issued for management fees	-	-	1,960,000	-	-	-	1,960,000
Options issued for wages and benefits	-	-	1,286,506	-	-	-	1,286,506
Net loss for the year	-	-	-	-	(14,478,669)	-	(14,478,669)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(5,752)	(5,752)
Balance, July 31, 2010	60,788,337	$60,788	$110,158,134	$194,700	$(68,382,133)	$4,848	$42,036,337
Common stock
Issued for exercise of stock options and warrants	4,187,962	4,188	11,447,707	-	-	-	11,451,895
Issued for consulting service agreements	174,725	175	754,607	-	-	-	754,782
Issued for private placement financing	8,111,313	8,111	25,646,287	-	-	-	25,654,398
Issued for mineral property acquisition	225,000	225	722,025	-	-	-	722,250
Stock-based compensation
Options issued for consulting services	-	-	1,798,833	-	-	-	1,798,833
Options issued for management fees	-	-	2,079,707	-	-	-	2,079,707
Options issued for wages and benefits	-	-	1,956,906	-	-	-	1,956,906
Net loss for the year	-	-	-	-	(27,358,095)	-	(27,358,095)
Unrealized gain on available-for-sale securities	-	-	-	-	-	25,778	25,778
Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Share		Accumulated
	Common Stock		Paid-in	Issuance	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Comprehensive	Equity
Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791
Common stock
Issued for public financing	6,284,770	6,285	20,962,458	-	-	-	20,968,743
Issued for exercise of stock options and warrants	304,323	305	553,815	-	-	-	554,120
Issued for consulting service agreement	50,000	50	167,324	-	-	-	167,374
Issued for settlement of convertible debentures	128,508	128	699,212	-	-	-	699,340
Issued for mineral property acquisitions	4,520,669	4,521	15,953,311	-	-	-	15,957,832
Issued for database acquisition	159,236	159	510,989	-	-	-	511,148
Issued for settlement of current liabilities	40,312	40	158,386	-	-	-	158,426
Stock-based compensation
Options issued for consulting services	-	-	763,848	-	-	-	763,848
Options issued for management fees	-	-	834,219	-	-	-	834,219
Options issued for wages and benefits	-	-	1,144,062	-	-	-	1,144,062
Options issued for mineral property acquisition	-	-	76,442	-	-	-	76,442
Broker options issued for mineral property acquisition	-	-	28,149	-	-	-	28,149
Warrants issued for mineral property acquisition	-	-	70,460	-	-	-	70,460
Net loss for the year	-	-	-	-	(25,083,720)	-	(25,083,720)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(52,753)	(52,753)
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Notes	2012	2011	2010
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the year		$(25,083,720)	$(27,358,095)	$(14,478,669)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	11	2,909,503	6,342,739	7,029,390
Depreciation, amortization, depletion and accretion		2,219,924	1,155,959	794,504
Impairment loss on mineral properties		-	143,396	43,600
(Gain) loss on disposition of assets		(6,999)	9,234	3,677
Gain on sale of investments		-	(508,682)	-
Loss on fair value of convertible debentures	5	49,681	-	-
Loss on settlement of convertible debentures	5	312,207	-	-
Gain on settlement of accounts payable	5	(221,292)	-	-
Loss on settlement of asset retirement obligations	10	444,448	-	-
Gain on sale of discontinued operations, net of income taxes	5	-	-	(8,534,081)
Deferred income tax benefit		(61,788)	-	-
Non-cash financing charges		-	-	517,273
Other non-cash adjustment		-	-	(4,413)
Changes in operating assets and liabilities
Accounts and interest receivable		(166,626)	(44,457)	(19,555)
Inventories	4	899,847	(2,063,630)	-
Prepaid expenses and deposits		(433,293)	(96,985)	(30,659)
Accounts payable and accrued liabilities		993,865	(42,485)	2,475,429
Settlement of asset retirement obligations	10	(1,064,220)	(1,212,942)	(1,368,685)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(19,208,463)	(23,675,948)	(13,572,189)

FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		21,522,863	37,106,294	1,144,760
Settlement of convertible debentures	5	(1,370,486)	-	-
Due to related parties	9	39,156	8,287	37,360
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		20,191,533	37,114,581	1,182,120

INVESTING ACTIVITIES
Investment in mineral rights and properties	5, 14	(4,184,269)	(1,453,767)	(1,421,900)
Purchase of property, plant and equipment		(1,321,678)	(719,171)	(166,648)
Settlement of loan assumed from acquisition of subsidiaries	5	(260,650)	(300,000)	-
Proceeds from disposition of assets		7,500	530,650	11,003,723
Proceeds from sale of investments		-	29,035	-
Reclamation deposits		(932,740)	(1,868,991)	(223,087)
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES		(6,691,837)	(3,782,244)	9,192,088

NET CASH FLOWS		(5,708,767)	9,656,389	(3,197,981)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		30,724,051	21,067,662	24,265,643
CASH AND CASH EQUIVALENTS, END OF YEAR		$25,015,284	$30,724,051	$21,067,662

SUPPLEMENTAL CASH FLOW INFORMATION	14

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2012

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a partnership (collectively, the “Company”) are engaged in uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates, on projects located in the United States and the Republic of Paraguay.

The Company realized revenue from uranium sales during the fiscal year ended July 31, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the next twelve months, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At July 31, 2012, the Company had working capital of $22.5 million and an accumulated deficit of $120.8 million. For the fiscal year ended July 31, 2012 (“Fiscal 2012”), the fiscal year ended July 31, 2011 (“Fiscal 2011”) and the fiscal year ended July 31, 2010 (“Fiscal 2010”), the Company recorded a net loss of $25.1 million, $27.4 million and $14.5 million, respectively.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp. and its subsidiary, Piedra Rica Mining S.A., Cue Resources Ltd. and its subsidiary, Transandes Paraguay S.A., UEC Concentric Merge Corp., URN Texas GP, LLC, URN South Texas Project, Ltd. and a partnership, South Texas Mining Venture, L.L.P.. All significant inter-company transactions and balances have been eliminated upon consolidation.

Comparative figures for stock-based compensation have been reclassified to the general and administrative expenses to conform to the current year’s presentation format.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions include determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests, valuation of stock-based compensation, valuation of available-for-sale securities, net realizable valuation of inventory and valuation of convertible debentures and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. and Cue Resources Ltd. maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A. and Transandes Paraguay S.A. maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income (loss) in the period.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 JULY 31, 2012

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of cash and cash equivalents, available for sale securities, accounts and interest receivable, accounts payable and accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The reclamation deposits are deposits mainly invested in short-term funds at major financial institutions and their fair value was estimated to approximate their carrying value. The Company's operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates this risk by keeping deposits at major financial institutions.

Fair Value Measurements

The Company measures its available-for-sale securities at fair value in accordance with ASC 820, Fair Value Measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that result in future production of uranium concentrates and depreciation and depletion charges. Mining and processing costs include labor, chemicals, directly attributable production expenditures and overhead related to production. Inventories are carried at the lower of cost or net realizable value and are valued and charged to cost of sales using the average costing method.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 JULY 31, 2012

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Databases

Expenditures relating to mineral property databases are capitalized upon acquisition while those developed internally are expensed as incurred. Mineral property databases are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property databases are amortized using the straight-line method over a five-year period over which management believes these assets will contribute to the Company’s cash flows. Databases are included in Mineral Rights and Properties on the balance sheet.

Land Use Agreements

Expenditures relating to mineral property land use agreements are capitalized upon acquisition. Mineral property land use agreements are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property land use agreements are amortized using the straight-line method over a ten-year period over which management believes these assets will contribute to the Company’s cash flows. Land use agreements are included in Mineral Rights and Properties on the balance sheet.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated to their estimated residual values using the straight-line method over their estimated useful lives as follows:

  Hobson processing facility - 10 years

  Computer equipment - 3 years

  Other equipment, vehicles and furniture and fixtures - 5 years

  Leasehold improvements - term of lease

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows expected to be generated by the assets. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in no impact within other comprehensive income or on the balance sheet. The Company’s policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, ASC 740, Income Taxes, requires that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 JULY 31, 2012

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include production equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred for each project. Such estimates are determined by the Company's engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a quarterly basis, the Company updates cost estimates and other assumptions used in the valuation of asset retirement obligations at each of its mineral projects to reflect new events, changes in circumstances and any new information that is available. Changes in these costs have a corresponding impact on the asset retirement obligations.

Convertible Debentures

Pursuant to ASC 815, Derivatives and Hedging, the convertible debentures were initially measured at fair value in its entirety, without separating associated elements such as the convertible feature. Subsequent to the initial recognition, the fair value of the convertible debentures is revalued and recognized in the applicable period as an unrealized change in fair value of the convertible debentures in the consolidated statements of operations and comprehensive loss.

The Company’s fair value measurement for the convertible debentures is calculated using a probability-weighted discounted cash flow model (level 3 fair value measurement) which includes the Company’s assessment of the outstanding principle, the accrued interest and the applicable discount rate.

Upon exercise under the convertible provision, the financial liability is derecognized and common shares of the Company would be issued at the exercise price, with any differences recorded as a gain or loss in the consolidated statements of operations and comprehensive loss.

Upon settlement of the convertible debentures, the financial liability is derecognized and any difference between the carrying value of the financial liability and the settlement amount is recorded as a gain or loss of convertible debenture settlement in the consolidated statements of operations and comprehensive loss.

During Fiscal 2012, the Company settled all outstanding convertible debentures through cash payments and issuance of shares of the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 JULY 31, 2012

Revenue Recognition

The recognition of revenue from the sale of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by the Company.

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and management, this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

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

New Accounting Standard

On May 12, 2011, the FASB issued ASU 2011-04 to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2011. Effective February 1, 2012, the Company adopted this ASU which did not have a material impact on the Company’s consolidated financial statements.

On June 16, 2011, the FASB issued ASU 2011-05 to provide two options of how to present items of net income, items of other comprehensive income and total comprehensive income. Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present other comprehensive income in the statement of stockholders’ equity. The ASU is effective for fiscal years, and interim periods within those years after December 15, 2011. On December 23, 2011, FASB issued ASU 2011-12 to defer the ASU 2011-05 requirement with the same effective date as ASU 2011-12. The Company adopted this guidance effective February 1, 2012.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 JULY 31, 2012

NOTE 3:	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly-traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For Fiscal 2012, the Company recorded an unrealized loss of $52,753 (Fiscal 2011: unrealized gain of $25,778; Fiscal 2010: unrealized loss of $5,752) in accumulated other comprehensive loss (income) relating to available-for-sale securities.

At July 31, 2012, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$7,777	$-	$-
Kaboko Mining Limited (formerly Uran Limited)	34,196	-	-
	$41,973	$-	$-

At July 31, 2011, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$24,490	$-	$-
Kaboko Mining Limited (formerly Uran Limited)	54,636	-	-
	$79,126	$-	$-

NOTE 4:	INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	July 31, 2012	July 31, 2011
Supplies	$32,489	$39,263
Work-in-progress	250,951	505,446
Finished goods - uranium concentrates	1,592,660	2,231,238
	$1,876,100	$2,775,947

At July 31, 2012, the total non-cash component of inventory was $319,024 (July 31, 2011: $712,317). During Fiscal 2012 and 2011, the Company did not record a write-down of inventories to net realizable value.

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2012, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay. These mineral rights were acquired for the purposes of uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates, at a cost of $42,425,697, including $33,018,768 representing the fair value of non-cash consideration and $2,365,456 representing the present value of the retirement obligation associated with the Palangana Mine, net of $1,713,504 in impairment charges. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2012, annual maintenance payments of approximately $1,186,000 were required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

Mineral rights and property acquisition costs consist of the following:

	July 31, 2012	July 31, 2011
Mineral Rights and Properties, Unproven
Palangana Mine	$6,610,453	$5,710,187
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	-
Channen Project	428,164	-
Salvo Project	363,645	303,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	427,616
Workman Creek Project	1,187,158	-
Los Cuatros (formerly New River) Project	257,250	257,250
Slick Rock Project	163,213	47,913
Todilto Project	166,720	182,320
Yuty Project	11,947,144	-
Coronel Oviedo Project	1,133,412	880,579
Other property acquisitions	857,119	789,302
	42,425,697	17,442,713
Accumulated depletion	(1,057,495)	(360,418)
	41,368,202	17,082,295

Databases	2,345,038	1,433,890
Accumulated amortization	(1,374,484)	(968,782)
	970,554	465,108

Land Use Agreements	375,155	375,155
Accumulated amortization	(118,991)	(81,475)
	256,164	293,680
	$42,594,920	$17,841,083

The Company has not established proven or probable reserves on any of its mineral projects.

Pursuant to a Data Purchase and Sale Agreement dated August 19, 2011, the Company purchased certain database covering the Goliad formation from Uranium One Inc. for total consideration of $911,148, comprised of a cash payment of $400,000 and the issuance of 159,236 restricted common shares of the Company with an estimated fair value estimated of $511,148.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

The estimated depletion and amortization of mineral rights and properties for the next five fiscal years is as follows:

July 31, 2013	$1,415,096
July 31, 2014	1,319,053
July 31, 2015	534,428
July 31, 2016	416,735
July 31, 2017	245,589
Total	$3,930,901

Mineral property expenditures incurred by major projects are as follows:

	Year Ended July 31,
	2012	2011	2010
Mineral Property Expenditures
Palangana Mine	$7,597,102	$7,859,841	$3,643,662
Goliad Project	646,314	995,849	2,353,547
Burke Hollow Project	1,176,101	-	-
Channen Project	190,009	-	-
Hobson	123,005	367,904	30,300
Salvo Project	1,113,659	1,268,088	83,788
Nichols Project	150,000	15,496	5,976
Land work - Texas	423,291	388,633	164,740
Anderson Project	375,058	13,707	-
Workman Creek Project	50,069	-	-
Yuty Project	627,623	-	-
Coronel Oviedo Project	2,207,255	250,992	-
Other Mineral Property Expenditures	259,236	259,670	156,701
	$14,938,722	$11,420,180	$6,438,714

During Fiscal 2012, the Company did not incur any impairment charges (Fiscal 2011: $143,396; Fiscal 2010: $43,600). During Fiscal 2011, the Company impaired the Monument Canyon property located in Utah and the Carrizo, Devillier and Maetze properties located in Texas.

During Fiscal 2010, the Company sold its 49% interest in Cibola Resources, LLC for a cash payment of $11.0 million. As a result, the Company recorded an $8,534,081 gain on the sale of assets which is reported as discontinued operations.

Palangana Mine, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 9,601-acre property located in Duval County, Texas approximately 100 miles south of the Hobson Processing Facility. Effective December 18, 2009, the Company acquired the Palangana Mine as part of the acquisition of South Texas Mining Venture, L.L.P. (“STMV Acquisition”) with an estimated fair value of $3,911,800 at acquisition.

Upon commencement of production during the second quarter of Fiscal 2011, the Company began depreciating and depleting the capitalized costs of the Palangana Mine over a 30 to 42-month period. At July 31, 2012, capitalized costs of the Palangana Mine was $6,610,453 (July 31, 2011: $5,710,187), less accumulated depletion of $1,057,495 (July 31, 2011: $360,418), a net book value of $5,552,958 (July 31, 2011: $5,349,769). Included in capitalized costs was $2,365,456 of reclamation liability on July 31, 2012 (July 31, 2011: $1,798,387).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

Goliad Project, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium on the Goliad Project, a 2,242-acre property located in Goliad County, Texas. The agreements have a minimum term of five years with extension provisions. At July 31, 2012, capitalized costs totaled $8,689,127 (July 31, 2011: $8,689,127).

Burke Hollow Project, Texas

During Fiscal 2012, the Company entered into a mining lease and surface use agreement granting the Company the exclusive right to explore, develop and mine for uranium on the Burke Hollow Project, a 17,510-acre property located in Bee County, Texas.

The acquisition of the Burke Hollow Project was accounted for in accordance with ASC 360, Property, Plant and Equipment as an asset acquisition. Total consideration paid by the Company was $1,313,250 in cash which was capitalized as mineral rights and properties on the Company’s consolidated balance sheet. At July 31, 2012, capitalized costs totaled $1,313,250 (July 31, 2011: $Nil).

Channen Project, Texas

During Fiscal 2012, the Company entered into a lease option agreement granting the Company the exclusive right to explore for uranium and enter into a mining lease and surface use agreement on the Channen Project, a 10,704-acre property located in Goliad County, Texas. The lease option agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period ending December 31, 2013.

The acquisition of the Channen Project was accounted for in accordance with ASC 360, Property, Plant and Equipment as an asset acquisition. Total consideration paid by the Company was $428,164 in cash which was capitalized as mineral rights and properties on the Company’s consolidated balance sheet. At July 31, 2012, capitalized costs totaled $428,164 (July 31, 2011: $Nil).

Salvo Project, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium on the Salvo Project, a 5,340-acre property located in Bee County, Texas. The agreements have a minimum term of five years with extension provisions. At July 31, 2012, capitalized costs totaled $363,645 (July 31, 2011: $303,645).

Nichols Project, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium on the Nichols Project, a 1,040-acre property located in Karnes County, Texas. The agreements have a minimum term of five years with extension provisions. At July 31, 2012, capitalized costs totaled $154,774 (July 31, 2011: $154,774).

Anderson Project, Arizona

Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 and effective September 9, 2011 (the “Merger Agreement”), the Company merged with Concentric Energy Corp. (“Concentric”) resulting in the acquisition of an undivided 100% interest in the 9,852-acre Anderson Property located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric’s shareholders received 0.1075 of one share of the Company’s common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 shares of the Company exercisable at prices ranging from $9.30 to $65.12 per share to the former holders of Concentric share purchase warrants.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

  assumption of Concentric’s accounts payable and accrued liabilities valued at $1,241,260; and

  assumption of Concentric’s convertible debenture liabilities valued at $1,707,938.

At July 31, 2012, capitalized costs totaled $9,154,268 (July 31, 2011: $427,616).

Effective September 9, 2011 and as part of the merger with Concentric, the Company assumed the obligations of certain Series “A” and “B” convertible debentures previously issued by Concentric with a combined estimated fair value of $1,707,938. The Series “A” convertible debentures were comprised of a total $628,376 in principal accruing interest at 15% annually, convertible into shares of Concentric at $0.90 per share and maturing on December 31, 2012. The Series “B” convertible debentures were comprised of a total $498,644 in principal accruing interest at 15% annually, convertible into shares of Concentric at $1.22 per share and maturing on April 22, 2013 and May 21, 2013.

During Fiscal 2012, the Company settled all of the Series “A” and “B” convertible debentures with an aggregate value of $1,757,619 for cash payments totaling $1,370,486 and the issuance of 128,508 shares of the Company with a fair value of $699,340, resulting in the recognition of a loss on settlement of convertible debentures of $312,207.

During Fiscal 2012, the Company recognized a loss in fair value of convertible debentures of $49,681.

During Fiscal 2012, the Company settled the following accounts payable and accrued liabilities previously incurred by Concentric and assumed by the Company:

  made cash payments totaling $292,045 as full settlements of a total $511,415 owed to various vendors resulting in the recognition of a gain on settlement of accounts payable of $219,370; and

  issued a total 40,312 shares of the Company with a fair value of $158,426 as full settlements of a total $129,000 owed to two former directors of Concentric resulting in the recognition of a loss on settlement of accounts payable of $29,426.

Workman Creek Project, Arizona

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. (“Cooper”) an undivided 100% interest in the 4,192-acre Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty payment of $100,000. The Company has an exclusive right and option to acquire one-half (1.5%) of the net smelter revenue royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

As consideration for this acquisition, the Company made cash payments totaling $84,640 and issued 300,000 shares. The acquisition of the Workman Creek Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

  cash payment of $84,640;

  issuance of 300,000 shares of the Company valued at $915,000; and

  transaction costs incurred valued at $187,518.

At July 31, 2012, capitalized costs totaled $1,187,158.

Los Cuatros Project (formerly New River Project), Arizona

On January 25, 2010, the Company acquired 640 acres of mineral exploration claims located in Maricopa County, Arizona, together with database records containing material information regarding the mineral claims. At July 31, 2012, capitalized costs totaled $257,250 (July 31, 2011: $257,250).

Slick Rock Project, Colorado

Pursuant to a Uranium Mining Lease dated May 23, 2012, the Company acquired from URenergy, LLC a mining lease for uranium on the Slick Rock Project located in San Miguel and Montrose Counties, Colorado. The Slick Rock Project is subject to a 3.0% production royalty requiring an annual advance royalty payment of $30,000 beginning on November 30, 2017. As consideration for this acquisition, the Company paid $100,000 in cash. At July 31, 2012, capitalized costs totaled $163,213 (July 31, 2011: $47,913).

Todilto Project, New Mexico

Effective January 14, 2009, the Company entered into an Option and Joint Venture Agreement (the “Agreement”) with Kaboko Mining Limited, formerly Uran Limited, (“Kaboko”) over a certain area of the Company’s Todilto Project located in New Mexico. Kaboko may earn a 65% interest in the area by:

  a cash payment of $75,000 to the Company (received);

  issuing to the Company an initial 1,000,000 shares and a further 750,000 shares each at the end of years one, two and three, for a total issuance of 3,250,000 shares of Kaboko common stock (received);

  incurring exploration expenditures of $100,000 in year one (completed), $200,000 in year two (completed), $300,000 in year three (completed), $400,000 in year four and $500,000 in year five, for a total of $1,500,000 in exploration expenditures incurred on the Todilto Project; and

  completion of a feasibility study.

During Fiscal 2012, the Company received an additional 750,000 shares of Kaboko common stock with a fair value of $15,600 which was applied against the capitalized costs of the Todilto Project. At July 31, 2012, capitalized costs totaled $166,720 (July 31, 2011: $182,320).

Coronel Oviedo Project, Paraguay

Pursuant to a Share Exchange Agreement dated May 11, 2011 and effective May 24, 2011, the Company acquired a 100% interest in Piedra Rica Mining S.A., a private Paraguayan company, which holds an undivided 100% interest in two prospecting permits in the area of Coronel Oviedo, Paraguay (the “Coronel Oviedo Project”), subject to a 1.5% gross overriding royalty. The Company has an exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $500,000. The Company also has a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) royalty interest. As consideration for this acquisition, the Company issued 225,000 shares. The acquisition of the Coronel Oviedo Project was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

  issuance of 225,000 shares of the Company valued at $722,250; and

  transaction costs incurred valued at $158,329.

Pursuant to a Property Acquisition Agreement dated October 14, 2011, as amended on February 28, 2012 and March 31, 2012, between the Company and three private Paraguayan companies (the “Property Acquisition Agreement”), the Company acquired a 100% interest in a further two prospecting permits in the area of Coronel Oviedo, Paraguay, adjacent to the Coronel Oviedo Project, subject to a 1.5% gross overriding royalty. The Company has an exclusive right and option at any time to acquire one-half percent (0.5%) of the gross overriding royalty for $166,667. The Company also has a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) royalty interest. As consideration for this acquisition, the Company made a cash payment of $7,500 and issued 100,000 shares. The acquisition of these permits was accounted for in accordance with ASC 360, Property, Plant and Equipment, as an asset acquisition and the respective fair values of the material line items are summarized as follows:

  cash payment of $7,500;

  issuance of 100,000 shares of the Company valued at $229,000; and

  transaction costs incurred valued at $16,333

At July 31, 2012, capitalized costs totaled $1,133,412 (July 31, 2011: $880,579).

Yuty Project, Paraguay

Pursuant to an Arrangement Agreement dated January 20, 2012 and effective March 30, 2012 (the “Arrangement Agreement”), the Company acquired all of the outstanding common shares of Cue Resources Ltd. (“Cue”) by way of a plan of arrangement, resulting in the acquisition of an undivided 100% interest in the 539,936 acres Yuty Project located in southeastern Paraguay. In accordance with the Arrangement Agreement, Cue’s shareholders received 0.0195 of one share of the Company’s common stock for every one share of Cue common stock, resulting in the issuance of 2,345,926 shares of the Company to the former Cue shareholders in exchange for 120,304,067 shares of Cue. Holders of Cue share purchase warrants, stock options and broker options received equivalent securities of the Company at the 0.0195 ratio in exchange for their Cue securities, resulting in the issuance of share purchase warrants, stock options and broker options to purchase an aggregate 987,967 shares of the Company exercisable at prices ranging from $3.59 to $23.08 per share.

Pursuant to a Secured Loan Agreement dated January 20, 2012, the Company advanced CAD$335,000 to Cue with interest calculated at 3% per annum in order for Cue to continue meeting its ongoing operational costs incurred prior to the closing which occurred on March 30, 2012. In accordance with the Arrangement Agreement and effective March 30, 2012, the Company settled debts with certain management members and related parties of Cue by payment of an aggregate $30,075 in cash and the issuance of 171,303 shares of UEC.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

  debt settlements with certain management members and related parties of Cue by payment of $30,075 in cash and the issuance of 171,303 shares of the Company valued at $668,082; and

  transaction costs incurred valued at $445,764.

The fair value of stock options, broker options and warrants issued by the Company was calculated using the Black-Scholes option pricing model with the following assumptions:

	Stock Options	Broker Options	Warrants
Weighted Average Risk Free Interest Rate	0.34%	0.19%	0.18%
Weighted Average Expected Volatility	84.92%	47.49%	50.95%
Weighted Average Expected Life in Years	2.83	0.62	0.50
Expected Dividend Yield	0.00%	0.00%	0.00%

The allocation of the respective fair values of the consideration paid and the identifiable assets acquired and liabilities assumed are as follows:

Consideration paid
2,345,926 UEC common shares at $3.90 per share	$9,149,111
900,446 UEC warrants issued to exchange 46,177,187 CUE warrants	70,460
48,748 UEC options issued to exchange 2,500,000 CUE stock options	76,442
38,773 UEC options issued to exchange 1,988,423 CUE broker options	28,149
Secured loan to Cue	337,769
Debt settlement with a management member - cash	30,075
Debt settlement with management members and related parties - 171,303 UEC shares issued	668,082
Transaction costs	445,764
$10,805,852

Assets acquired and liabilities assumed
Cash and cash equivalent	$104,216
Other current assets	32,860
Mineral rights and properties	11,947,144
Accounts payable and accrued liabilities	(163,991)
Loan payable to a related party	(260,650)
Deferred income tax liabilities	(853,727)
$10,805,852

At July 31, 2012, capitalized costs totaled $11,947,144.

During Fiscal 2012, the Company made cash payments totaling $38,883 as full settlements of a total $70,231 owed to various vendors resulting in the recognition of a gain on settlement of accounts payable of $31,348.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

Pursuant to a Settlement and Release Agreement dated and effective August 7, 2012 (the “Settlement Agreement”), the Company renegotiated certain acquisition and royalty agreement terms previously agreed to between Cue and the original property vendors of the Yuty Project. The Settlement Agreement confirms an overriding royalty payable to the property vendors of $0.21 for each pound of uranium produced from the Yuty Project, and supersedes all prior agreements entered into between Cue and the property vendors. As consideration for the Settlement Agreement, the Company paid $50,000 in cash and issued 75,000 restricted shares. This transaction was incurred subsequent to July 31, 2012, and will be recorded on the consolidated financial statements for the three months ending October 31, 2012.

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31, 2012			July 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Hobson Processing Facility	$6,671,959	$(258,068)	$6,413,891	$6,529,928	$(106,832)	$6,423,096
Mining equipment	2,182,251	(811,016)	1,371,235	1,527,101	(506,424)	1,020,677
Vehicles	1,841,119	(1,063,240)	777,879	1,615,480	(746,268)	869,212
Computer equipment	636,240	(378,651)	257,589	376,275	(272,706)	103,569
Furniture and fixtures	193,013	(108,531)	84,482	183,338	(72,623)	110,715
Land	175,144	-	175,144	175,144	-	175,144
Leasehold improvements	9,970	(8,956)	1,014	8,728	(8,728)	-
	$11,709,696	$(2,628,462)	$9,081,234	$10,415,994	$(1,713,581)	$8,702,413

Hobson Processing Facility

On December 18, 2009, the Company acquired the Hobson Processing Facility (“Hobson”) as part of the STMV Acquisition with an estimated fair value of $6,529,928 at acquisition. Hobson is located in Karnes County, Texas about 100 miles northwest of Corpus Christi and was originally licensed and constructed in 1978. Hobson is designed to process uranium-loaded resins from satellite facilities, such as the Palangana Mine, to produce the final product in the form of uranium concentrates.

Upon commencement of processing the uranium-loaded resins from the Palangana Mine in November 2010, the Company began depreciating the capitalized costs of Hobson, which included a reclamation liability of $329,928, on a straight-line basis over a ten-year period.

NOTE 7:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, production and reclamation activities in the respective states. Reclamation deposits consist of the following:

	July 31, 2012	July 31, 2011
Palangana Mine	$3,135,380	$2,117,011
Hobson Processing Facility	1,910,494	1,824,350
Mount Lucas	472,823	672,650
Arizona	15,000	15,000
Wyoming	813	811
	5,534,510	4,629,822
Interest (Service Charges)	8,530	(19,522)
	$5,543,040	$4,610,300

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
NOTE 8:	LOAN RECEIVABLE

Pursuant to a Secured Loan Agreement dated April 11, 2011, the Company provided a senior secured loan to Concentric in the principal amount of $300,000, subject to interest calculated at 6% per annum, of which $200,000 was utilized to repay a secured loan owed to Global by Concentric, with the remainder for Concentric’s ongoing operational costs incurred prior to the completion of a merger between the Company and Concentric. Effective September 9, 2011, the Company merged with Concentric which resulted in the reclassification of the loan receivable as partial consideration towards the purchase price of the Anderson Project (Note 5).

NOTE 9:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2012, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $126,373 (Fiscal 2011:$122,701; Fiscal 2010: $151,797) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $220,000 (Fiscal 2011: $221,680; Fiscal 2010: $777,000), with an additional $66,667 in prepaid expenses, in consulting fees paid to a company controlled by a former director of the Company. Of the total fees paid in Fiscal 2011, $179,904 relate to finder’s fees for private placements; and,

  Incurred $6,000 (Fiscal 2011 and 2010: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

At July 31, 2012, amounts owed to related parties totaled $47,443 (July 31, 2011: $8,287). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas assumed as part of the STMV Acquisition.

	July 31, 2012	July 31, 2011
Opening balance	$3,027,803	$2,243,840
Revision in estimate of asset retirement obligations	567,069	126,000
Liabilities assumed	-	1,798,387
Liabilities settled with cash	(619,772)	(1,212,942)
Liabilities settled with common shares	-	(54,000)
Accretion	137,274	126,518
	3,112,374	3,027,803
Less: current portion of asset retirement obligations	(133,298)	(675,872)
Long-term asset retirement obligations	$2,979,076	$2,351,931

	July 31, 2012	July 31, 2011
Undiscounted amount of estimated cash flows	$3,662,233	$3,677,822

Payable in years	2.5 to 7.5	3.5 to 8.5
Inflation rate	1.56% to 2.43%	2.25%
Discount rate	5.00% to 10.5%	5.00%

During Fiscal 2012, the Company settled asset retirement obligations of $619,772 with cash of $1,064,220. As a result, a loss on settlement of asset retirement obligations of $444,448 was recorded on the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Undiscounted estimated cash flow for the next five years

July 31, 2013	$133,298
July 31, 2014	640,714
July 31, 2015	623,964
July 31, 2016	74,241
July 31, 2017	-
Remaining Balance	2,190,016
$3,662,233

NOTE 11:	CAPITAL STOCK

Capital Stock

At July 31, 2012, the Company’s capital stock was 750,000,000 authorized common shares with a par value of $0.001 per share.

Equity Financing

On April 10, 2012, the Company completed a public offering of its common stock for net proceeds of $20,968,743 through the sale of 6,246,078 shares of the Company at a price of $3.60 per share. The Company issued an additional 38,692 shares under this financing as share issuance costs.

On October 26, 2010, the Company completed a private placement of 8,111,313 units at a price of $3.40 per unit for net proceeds of $25,654,398. Each unit is comprised of one common share of the Company and one half of one non-transferable share purchase warrant, each whole warrant entitling the holder to purchase an additional common share of the Company at a price of $3.95 per share for a one year period. In accordance with the terms of the private placement, the Company filed a Registration Statement with the SEC which was declared effective on December 9, 2010.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

Share Transactions

		Value per Share
Period / Description	Common
	Shares Issued	Low	High	Issuance Value
Balance, July 31, 2009	56,237,269
STMV and Everest Acquisitions	2,755,000	$3.54	$3.54	$9,947,400
Options Exercised (1)	928,391	0.33	2.40	452,026
Service Agreements	578,632	2.17	3.72	1,617,085
Warrants Exercised	223,461	3.10	3.10	692,729
Bonus Issuance Resolutions	55,136	3.66	3.66	201,798
Mineral Property Acquisitions	10,448	3.08	3.08	32,180
Balance, July 31, 2010	60,788,337
Private Placement	8,111,313	3.40	3.40	25,654,398
Warrants Exercised	3,163,756	3.10	3.95	7,926,371
Options Exercised (2)	1,024,206	0.33	3.67	3,525,524
Mineral Property Acquisitions	225,000	3.21	3.21	722,250
Service Agreements	174,725	2.53	7.00	754,782
Balance, July 31, 2011	73,487,337
Equity Financing	6,284,770	3.60	3.60	20,968,743
Mineral Property Acquisition	4,520,669	2.29	3.90	15,957,832
Options Exercised (3)	191,872	0.33	3.72	198,728
Database Acquisition	159,236	3.21	3.21	511,148
Settlement of Convertible Debentures (4)	128,508	3.18	3.96	699,340
Warrants Exercised	112,451	3.10	4.25	355,392
Service Agreements	50,000	2.95	4.02	167,374
Settlement of Accounts Payable	40,312	3.93	3.93	158,426
Balance, July 31, 2012	84,975,155

(1)	190,000 options were exercised on a cashless basis resulting in 96,391 net shares issued.
(2)	268,625 options were exercised on a cashless basis resulting in 123,581 net shares issued.
(3)	115,000 options were exercised on a cashless basis resulting in 34,247 net shares issued.
(4)	Issuance value is calculated at the fair value of the convertible debentures on the settlement date.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares at July 31, 2012, and the changes during the year, is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)
Balance, July 31, 2009	8,540,819	$3.00	1.80
Issued	222,926	3.45	2.00
Exercised	(223,461)	3.10	0.68
Expired	(3,308,398)	3.17	-
Balance, July 31, 2010	5,231,886	2.90	1.41
Issued	4,055,659	3.95	1.00
Exercised	(3,163,756)	2.51	0.18
Expired	(1,774,806)	3.10	-
Balance, July 31, 2011	4,348,983	3.57	0.79
Issued	1,276,280	9.36	0.75
Exercised	(112,451)	3.16	1.32
Expired	(3,954,000)	4.90	-
Balance, July 31, 2012	1,558,812	$4.95	1.45

Stock Options

At July 31, 2012, the Company has two Stock Option Plans as follows:

  2006 Stock Option Plan: The number of common shares available for issuance under this plan is 10,000,000 shares; and

  2009 Stock Option Plan: The number of common shares available for issuance under this plan is 7,000,000 shares.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

A summary of stock options grant under the Company’s Stock Option Plans for Fiscal 2012 using the Black-Scholes option pricing model is presented below:

	Options	Exercise	Term		Expected	Risk-Free	Dividend	Expected
Date / Period	Issued	Price	(Years)	Fair Value	Life (Years)	Interest Rate	Yield	Volatility
August 18, 2011	15,000	$3.15	10	$32,998	4	0.61%	0.00%	102.50%
September 26, 2011	1,005,000	2.78	10	2,070,098	4	0.65%	0.00%	112.05%
Three months ended October 31, 2011	1,020,000			2,103,096
November 2, 2011	10,000	3.15	10	20,823	4	0.63%	0.00%	94.77%
November 3, 2011	15,000	3.34	10	34,991	4	0.65%	0.00%	102.47%
November 7, 2011	20,000	3.21	10	47,606	4	0.63%	0.00%	112.23%
January 10, 2012	10,000	3.05	10	20,605	4	0.53%	0.00%	97.83%
January 16, 2012	50,000	3.43	10	126,743	4	0.57%	0.00%	111.71%
Three months ended January 31, 2012	105,000			250,768
May 4, 2012	100,000	2.70	10	182,955	4	0.57%	0.00%	98.20%
May 16, 2012	10,000	2.25	10	14,567	4	0.57%	0.00%	92.17%
May 23, 2012	50,000	2.25	10	61,981	4	0.45%	0.00%	91.17%
Three months ended July 31, 2012	160,000			259,503
Total	1,285,000			$2,613,367

During Fiscal 2012, the weighted average fair value per option granted under the Company’s Stock Option Plans was $2.03.

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

A continuity schedule of outstanding stock options for the underlying common shares at July 31, 2012, and the changes during the period, is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2009	5,280,500	$0.57	7.54
Issued	2,897,500	2.65	10.00
Exercised	(946,750)	0.55	7.45
Expired	(245,000)	1.46	3.23
Balance, July 31, 2010	6,986,250	1.41	7.67
Issued	2,824,500	2.77	10.00
Exercised	(1,169,250)	1.73	7.84
Cancelled	(6,250)	0.45	8.00
Forfeited	(55,500)	2.73	9.00
Balance, July 31, 2011	8,579,750	1.79	7.40
Issued	1,372,521	3.00	9.29
Exercised	(272,625)	1.93	6.21
Forfeited	(120,375)	3.18	9.08
Balance, July 31, 2012	9,559,271	$1.95	6.52

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at July 31, 2012 was estimated at $5,267,333 (vested: $5,267,333 and unvested: $Nil).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

As at July 31, 2012, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Option Plans was $817,922, which is expected to be recognized over 1.34 years.

A summary of options outstanding and exercisable at July 31, 2012 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	July 31, 2012	Exercise Price	July 31, 2012	Exercise Price
$0.33 to $0.70	3,235,000	$0.40	3,235,000	$0.40
$0.71 to $2.45	3,721,750	2.37	3,661,750	2.38
$2.46 to $23.08 (5)	2,602,521	3.28	2,006,273	3.37
	9,559,271	$1.95	8,903,023	$1.88

(5) Options include 48,748 options and 38,773 broker options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2012, 2011 and 2010 is presented below:

	Year Ended	Year Ended	Year Ended
	July 31, 2012	July 31, 2011	July 31, 2010
Stock-Based Consulting Fees
Common stock issued for consulting services	$167,374	$754,782	$1,617,085
Common stock issued for bonuses	-	-	58,482
Options issued to consultants	763,848	1,798,833	1,964,006
	931,222	2,553,615	3,639,573
Stock-Based Management Fees
Common stock issued for bonuses	-	-	26,564
Options issued to management	834,219	2,079,707	1,960,000
	834,219	2,079,707	1,986,564
Stock-Based Wages and Benefits
Common stock issued for bonuses	-	-	116,747
Options issued to employees	1,144,062	1,956,906	1,286,506
	1,144,062	1,956,906	1,403,253

Stock-based compensation charged to inventory	(166,813)	(247,489)	-
	$2,742,690	$6,342,739	$7,029,390

NOTE 12:	INCOME TAXES

At July 31, 2012, the Company had U.S. and Canadian net operating loss carry-forwards of approximately $61.9 million and Canadian dollar $6.5 million, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2012	2011	2010
Federal income tax provision rate	35.00%	35.00%	35.00%
State income tax provision rate, net of federal income tax effect	0.18%	0.15%	0.33%
Total income tax provision rate	35.18%	35.15%	35.33%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2012	2011	2010
Loss before income taxes	$25,145,508	$27,358,095	$14,478,669
Corporate tax rate	35.18%	35.15%	35.33%
Expected tax recovery	8,846,190	9,616,370	5,115,314
(Increase) decrease resulting from
Foreign tax rate differences	(660,185)	(129,492)	(267,337)
Permanent differences	(864,911)	(1,018,966)	(600,461)
Prior year true-up	723,571	162,911	122,451
State tax rate true-up	59,559	(83,520)	(468,869)
Foreign loss true-up	-	(487,224)	(547,449)
Other	(2,207)	18,574	-
Change in valuation allowance	(8,021,670)	(8,069,592)	(3,355,682)
Tax adjustment from operations	80,347	9,061	(2,033)
Unrealized (loss) gain, other comprehensive income	(18,559)	(9,061)	2,033
Deferred income tax benefit	$61,788	$-	$-

The Company has incurred taxable losses for all years since inception and accordingly, no provision for current income taxes has been recorded for the current or any prior fiscal year. During Fiscal 2012, the Company recorded a deferred income tax benefit of $61,788 on the consolidated statements of operations.

The components of loss (income) from continuing operations before income taxes, by tax jurisdiction, were as follows:

	Year Ended July 31,
	2012	2011	2010
United States	$22,586,744	$26,063,172	$20,424,785
Canada	(101,683)	1,294,923	2,587,965
Paraguay	2,660,447	-	-
	$25,145,508	$27,358,095	$23,012,750

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2012	July 31, 2011
Deferred tax assets
Mineral property acquisitions	$914,808	$655,819
Exploration costs	8,108,525	3,558,500
Stock option expense	4,035,761	2,878,468
Depreciable property	278,816	216,250
Charitable donations	30,273	22,024
Other	621,198	678,958
Loss carry forward	23,367,561	20,362,187
	37,356,942	28,372,206
Valuation allowance	(37,364,728)	(28,361,440)
Deferred tax assets	(7,784)	10,766
Deferred tax assets (liabilities), other comprehensive income	7,784	(10,766)
Net deferred tax assets	-	-

Deferred tax liabilities
Mineral property acquisition	(791,939)	-
Net deferred tax liabilities	$(791,939)	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,319,644
July 31, 2031	14,420,187
July 31, 2032	11,050,400
$61,878,221

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

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	851,725
July 31, 2029	1,169,735
July 31, 2030	1,465,446
July 31, 2031	2,210,551
July 31, 2032	569,650
$6,450,212

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

NOTE 13:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

As July 31, 2012, long-term assets located in the U.S. were $44,030,506, or 77% of the Company’s total long-term assets of $57,219,194. During Fiscal 2012, the Company completed three sales of uranium concentrates in the U.S. to two customers comprising all of the Company’s external revenue source.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2012
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$17,823,405	$10,612,052	$1,078,907	$-	$13,080,556	$42,594,920
Property, Plant and Equipment	8,919,784	7,331	45,987	63,476	44,656	9,081,234
Reclamation Deposits	5,527,227	15,000	813	-	-	5,543,040
Loan Receivable	-	-	-	-	-	-
Total Long-term Assets	$32,270,416	$10,634,383	$1,125,707	$63,476	$13,125,212	$57,219,194

	July 31, 2011
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$15,195,697	$698,241	$1,066,566	$-	$880,579	$17,841,083
Property, Plant and Equipment	8,614,831	-	14,386	73,196	-	8,702,413
Reclamation Deposits	4,594,489	15,000	811	-	-	4,610,300
Loan Receivable	300,000	-	-	-	-	300,000
Total Long-term Assets	$28,705,017	$713,241	$1,081,763	$73,196	$880,579	$31,453,796

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

The table below provides a breakdown of the Company’s operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2012
	United States
Statement of Operations	Texas	Arizona		Other States	Canada	Paraguay	Total
Sales	$13,757,400	$-		$-	$-	$-	$13,757,400
Cost of sales	8,112,040	-		-	-	-	8,112,040
Gross profit	5,645,360	-		-	-	-	5,645,360

Mineral property expenditures	11,429,645	465,131		209,067	-	2,834,879	14,938,722
General and administrative	9,113,348	340,879		349,203	4,179,124	54,420	14,036,974
Depreciation, amortization and accretion	1,105,190	1,769		110,853	49,273	8,472	1,275,557
Impairment loss on mineral properties	-	-		-	-	-	-
Other (income) and expenses	387,344	195,342		-	(11,634)	(31,437)	539,615
Loss from continuing operations before income taxes	$(16,390,167)	$(1,003,121)		$(669,123)	$(4,216,763)	$(2,866,334)	$(25,145,508)

	Year ended July 31, 2011
	United States
Statement of Operations	Texas	Arizona		Other States	Canada	Paraguay	Total
Sales	$-	$-		$-	$-	$-	$-
Cost of sales	-	-		-	-	-	-
Gross profit	-	-		-	-	-	-

Mineral property expenditures	10,899,201	67,035		202,952	-	250,992	11,420,180
General and administrative	10,910,502	1,428		253,184	3,991,219	30,733	15,187,066
Depreciation, amortization and accretion	997,715	-		121,718	36,526	-	1,155,959
Impairment loss on mineral properties	128,339	-		15,057	-	-	143,396
Other (income) and expenses	(548,501)	-		-	(5)	-	(548,506)
Loss from continuing operations before income taxes	$(22,387,256)	$(68,463	) $	(592,911)	$(4,027,740)	$(281,725)	$(27,358,095)

	Year ended July 31, 2010
	United States
Statement of Operations	Texas	Arizona		Other States	Canada	Paraguay	Total
Sales	$-	$-		$-	$-	$-	$-
Cost of sales	-	-		-	-	-	-
Gross profit	-	-		-	-	-	-

Mineral property expenditures	6,284,294	36,011		118,409	-	-	6,438,714
General and administrative	12,226,413	45		355,388	2,572,483	-	15,154,329
Depreciation, amortization and accretion	619,386	-		159,744	15,374	-	794,504
Impairment loss on mineral properties	31,800	-		11,800	-	-	43,600
Other (income) and expenses	582,227	-		-	(624)	-	581,603
Loss from continuing operations before income taxes	$(19,744,120)	$(36,056)		$(645,341)	$(2,587,233)	$-	$(23,012,750)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION

	July 31, 2012	July 31, 2011	July 31, 2010

Cash and Cash Equivalents Consist of:
Cash in bank	$25,015,284	$4,049,131	$3,032,802
Term deposits	-	26,674,920	18,034,860
	$25,015,284	$30,724,051	$21,067,662

During Fiscal 2012, the Company issued 159,236 restricted common shares of the Company with a fair value of $511,148 to purchase certain database covering the Goliad formation from Uranium One Inc.

During Fiscal 2012, as a result of the merger with Concentric, the Company issued 1,603,440 shares and share purchase warrants to purchase 375,834 shares with an aggregate fair value of $5,195,797. Additionally, the Company settled with certain Series “A” and “B” convertible debenture holders through a shares-for-debt arrangement whereby a total 128,508 shares with a fair value of $699,340 were issued.

During Fiscal 2012, the Company issued a total 40,312 shares of common stock with a fair value of $158,426 as full settlements for a total $129,000 owed to two former directors of Concentric.

During Fiscal 2012, the Company issued 300,000 shares with a fair value of $915,000 for the acquisition of the Workman Creek Project.

During Fiscal 2012, the Company received 750,000 shares of Kaboko with a fair value of $15,600 which was applied against the capitalized costs of the Todilto Project.

During Fiscal 2012, the Company issued 100,000 shares with a fair value of $229,000 for the acquisition of a further two prospecting permits at the Coronel Oviedo Project.

During Fiscal 2012, in connection of the acquisition of Cue, the Company issued a total 2,517,229 shares, share purchase warrants to purchase 900,446 shares, stock options to purchase 48,748 shares and broker options to purchase 38,773 shares with an aggregate fair value of $9,992,244.

NOTE 15:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $19,732. Office lease agreements expire between October 2012 and August 2013 for the United States and Canada. The Company also has various consulting agreements which will expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

July 31, 2013	$433,339
July 31, 2014	134,035
July 31, 2015	13,010
$580,384

The Company is committed to pay its key executives a total of $803,386 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

On or about February 23, 2011, the Company received notification of a lawsuit filed in the State of Texas, in the County Court of Law No. 4 for Nueces County, against the Company by Everest Exploration, Inc. (“Everest”) for an unspecified amount relating to the Asset Purchase Agreement dated November 23, 2009 and effective December 18, 2009 (the “Purchase Agreement”) for the acquisition of South Texas Mining Venture, L.L.P. (“STMV”). Pursuant to the terms of the Purchase Agreement, should actual reclamation costs incurred by the Company on the Mt. Lucas Property, a prior producing project, be less than $2.2 million in total, Everest alleges that it would be entitled to the difference as a cash payment, subject to the prior receipt by STMV of a clearance certificate from the Texas Commission on Environmental Quality (“TCEQ”). The Company believes it has complied with all of the terms under the Purchase Agreement and that no such cash payment is required as the actual reclamation costs associated with the Mt. Lucas Property and incurred by the Company are greater than $2.2 million. Furthermore, the clearance certificate to be provided from the TCEQ has not been issued. On August 12, 2011, a written discovery request was filed by Everest to which the Company responded in full and to which no further response from Everest has been received. The Company intends to vigorously defend against any and all claims under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

On or about May 25, 2012, the Company filed a lawsuit in the State of Texas, in the 94th Judicial District Court for Nueces County, against Everest, Everest Resource Company, Thomas M. Crain, Jr. and James T. Clark (collectively, the “Everest Group”) for an unspecified amount of damages as a result of claimed material breaches of their representations, warranties and covenants under the Purchase Agreement. On or about June 19, 2012, the Company received notification of a counterclaim filed by the Everest Group disputing the Company’s claims and asserting certain claims for an unspecified amount of damages as a result of claimed material breaches of the Company’s representations, warranties and covenants under the Purchase Agreement. The Company intends to vigorously defend against any and all claims under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. Subsequent to July 31, 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. The Company intends to vigorously defend against any and all remaining claims asserted under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

On or about May 17, 2012, the Company received notification of a lawsuit filed in the State of Texas, in the 229th District Court of Duval County, by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. The contractor’s general liability insurer has confirmed that it will defend and indemnify the Company against this lawsuit subject to available limits under the contractor’s policy.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: October 10, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 10, 2012

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)
Date: October 10, 2012

By:	/s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and Director
Date: October 10, 2012

By:	/s/ Harry L. Anthony
Harry L. Anthony
Chief Operating Officer and Director
Date: October 10, 2012

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: October 10, 2012

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 10, 2012

By:	/s/ David Kong
David Kong
Director
Date: October 10, 2012

By:	/s/ Katharine Armstrong
Katharine Armstrong
Director
Date: October 10, 2012