Form 10-Q
period 2012-10-31
URANIUM ENERGY CORP
filed 2012-12-10
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[X]	Accelerated filer

[ ]	Non-accelerated filer (Do not check	[ ]	Smaller reporting company
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 85,243,155 shares of common stock outstanding as of December 5, 2012.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	October 31, 2012	July 31, 2012

CURRENT ASSETS
Cash and cash equivalents		$17,187,118	$25,015,284
Available-for-sale securities	3	41,492	41,973
Accounts and interest receivable		325,860	273,584
Inventories	4	1,597,626	1,876,100
Prepaid expenses and deposits		853,696	717,260
		20,005,792	27,924,201

MINERAL RIGHTS AND PROPERTIES	5	42,240,501	42,594,920
PROPERTY, PLANT AND EQUIPMENT	6	8,891,083	9,081,234
RECLAMATION DEPOSITS	7	5,545,088	5,543,040
		$76,682,464	$85,143,395

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$3,659,025	$5,271,158
Due to related parties	8	13,997	47,443
Current portion of asset retirement obligations	9	97,157	133,298
		3,770,179	5,451,899

DEFERRED INCOME TAX LIABILITIES		791,939	791,939
ASSET RETIREMENT OBLIGATIONS	9	3,024,578	2,979,076
		7,586,696	9,222,914

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 85,243,155 shares issued and outstanding (July 31, 2012 - 84,975,155)	10	85,244	84,975
Additional paid-in-capital		196,960,003	196,486,881
Share issuance obligation		194,700	194,700
Accumulated deficit		(128,121,571)	(120,823,948)
Accumulated other comprehensive income		(22,608)	(22,127)
		69,095,768	75,920,481
		$76,682,464	$85,143,395

COMMITMENTS AND CONTINGENCIES	13
SUBSEQUENT EVENTS	7,10

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended October 31,
	Notes	2012	2011

SALES		$2,153,250	$3,120,000
COST OF SALES		1,863,109	1,420,086
GROSS PROFIT		290,141	1,699,914

EXPENSES
Mineral property expenditures	5	4,377,285	2,732,600
General and administrative	8,10	2,724,937	3,889,681
Depreciation, amortization and accretion	6,9	496,347	298,579
		7,598,569	6,920,860
LOSS BEFORE OTHER ITEMS		(7,308,428)	(5,220,946)

OTHER ITEMS
Interest income		14,578	18,798
Interest expense		(6,110)	-
Loss on fair value of convertible debentures		-	(25,955)
Loss on settlement of convertible debentures		-	(330,208)
Gain on settlement of accounts payable	5	10,909	-
Loss on settlement of asset retirement obligations	9	(8,572)	-
		10,805	(337,365)
NET LOSS FOR THE PERIOD		(7,297,623)	(5,558,311)

OTHER COMPREHENSIVE LOSS,
NET OF INCOME TAXES		(481)	(14,453)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(7,298,104)	$(5,572,764)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.09)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		85,172,927	74,496,759

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended October 31,
	Notes	2012	2011
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(7,297,623)	$(5,558,311)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	433,643	1,593,911
Depletion, depreciation, amortization and accretion		700,658	493,483
Loss on fair value of convertible debentures		-	25,955
Loss on settlement of convertible debentures		-	330,208
Gain on settlement of accounts payable	5	(10,909)	-
Loss on settlement of asset retirement obligations	9	8,572	-
Changes in operating assets and liabilities
Accounts and interest receivable		(52,276)	(14,620)
Inventories	4	278,474	(571,768)
Prepaid expenses and deposits		(136,436)	(186,077)
Accounts payable and accrued liabilities		(1,601,224)	(504,388)
Settlement of asset retirement obligations	9	(44,713)	(371,790)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(7,721,834)	(4,763,397)

FINANCING ACTIVITIES
Issuance of shares for cash		39,748	-
Settlement of convertible debentures		-	(1,051,854)
Due to related parties	8	(33,446)	61,752
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		6,302	(990,102)

INVESTING ACTIVITIES
Investment in mineral rights and properties		(7,396)	(685,044)
Purchase of property, plant and equipment		(103,190)	(340,543)
Reclamation deposits		(2,048)	(239,653)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(112,634)	(1,265,240)

NET CASH FLOWS		(7,828,166)	(7,018,739)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		25,015,284	30,724,051
CASH AND CASH EQUIVALENTS, END OF PERIOD		$17,187,118	$23,705,312

SUPPLEMENTAL CASH FLOW INFORMATION	12

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
						Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481
Common stock
Issued for exercise of stock options and warrants	193,000	193	39,555	-	-	-	39,748
Issued for Yuty Settlement Agreement	75,000	76	190,424	-	-	-	190,500
Stock-based compensation
Options issued for consulting services	-	-	100,476	-	-	-	100,476
Options issued for wages and benefits	-	-	142,667	-	-	-	142,667
Net loss for the period	-	-	-	-	(7,297,623)	-	(7,297,623)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(481)	(481)
Balance, October 31, 2012	85,243,155	$85,244	$196,960,003	$194,700	$(128,121,571)	$(22,608)	$69,095,768

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
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

The Company realized revenue from uranium sales during the three months ended October 31, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the next twelve months, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At October 31, 2012, the Company had working capital of $16.2 million and an accumulated deficit of $128.1 million.

NOTE 2:              BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

NOTE 3:              AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly-traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. During the three months ended October 31, 2012 and 2011, the Company recorded an unrealized loss of $481 and $14,453, respectively, in accumulated other comprehensive loss relating to available-for-sale securities.

At October 31, 2012, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$7,808	$-	$-
Kaboko Mining Limited	33,684	-	-
	$41,492	$-	$-

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

At July 31, 2012, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$7,777	$-	$-
Kaboko Mining Limited	34,196	-	-
	$41,973	$-	$-

NOTE 4:              INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	October 31, 2012	July 31, 2012
Supplies	$69,210	$32,489
Work-in-progress	273,336	250,951
Finished goods - uranium concentrates	1,255,080	1,592,660
	$1,597,626	$1,876,100

At October 31, 2012, the total non-cash component of inventory was $192,798 (July 31, 2012: $319,024). During the three months ended October 31, 2012 and 2011, the Company did not incur a write-down of inventory to net realizable value.

NOTE 5:              MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2012, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay. These mineral rights were acquired for the purposes of uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates, at a cost of $42,433,076, including $33,018,768 representing the fair value of non-cash consideration and $2,365,456 representing the present value of the retirement obligation associated with the Palangana Mine, net of $1,713,504 in impairment charges. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At October 31, 2012, annual maintenance payments of approximately $1,186,000 are required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

Mineral rights and property acquisition costs consist of the following:

	October 31, 2012	July 31, 2012
Mineral Rights and Properties, Unproven
Palangana Mine	$6,610,453	$6,610,453
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	1,313,250
Channen Project	428,164	428,164
Salvo Project	363,645	363,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,187,158	1,187,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	163,213	163,213
Todilto Project	166,720	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other property acquisitions	864,498	857,119
	42,433,076	42,425,697
Accumulated depletion	(1,321,032)	(1,057,495)
	41,112,044	41,368,202

Databases	2,345,038	2,345,038
Accumulated amortization	(1,463,366)	(1,374,484)
	881,672	970,554

Land Use Agreements	375,155	375,155
Accumulated amortization	(128,370)	(118,991)
	246,785	256,164
	$42,240,501	$42,594,920

The Company has not established proven or probable reserves on any of its mineral projects.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

Mineral property expenditures incurred by major projects during the three months ended October 31, 2012 and 2011 are as follows:

	Three Months Ended October 31,
	2012	2011
Mineral Property Expenditures
Palangana Mine	$1,823,863	$1,835,709
Goliad Project	104,002	96,938
Burke Hollow Project	1,102,932	-
Channen Project	691,262	-
Salvo Project	17,861	104,577
Nichols Project	13,635	150,000
Land work - Texas	61,342	96,477
Anderson Project	74,722	119,458
Workman Creek Project	30,936	-
Slick Rock Project	55,010	12,571
Yuty Project	91,270	-
Coronel Oviedo Project	199,801	263,218
Other Mineral Property Expenditures	110,649	53,652
	$4,377,285	$2,732,600

During the three months ended October 31, 2012 and 2011, the Company did not incur any impairment charges.

Yuty Project

The Company acquired the Yuty Project located in southeastern Paraguay in March 2012 through the acquisition of Cue Resources Ltd. (“Cue”).

During the three months ended October 31, 2012, the Company made cash payments totaling $42,850 as full settlements of a total $53,759 in accounts payable and accrued liabilities assumed from Cue, resulting in the recognition of a gain on settlement of accounts payable of $10,909.

Pursuant to a Settlement and Release Agreement dated and effective August 7, 2012 (the “Settlement Agreement”), the Company renegotiated certain acquisition and royalty agreement terms previously agreed to between Cue and the original property vendors of the Yuty Project. The Settlement Agreement confirms an overriding royalty payable to the property vendors of $0.21 for each pound of uranium produced from the Yuty Project, and supersedes all prior agreements entered into between Cue and the property vendors. As consideration for the Settlement Agreement, the Company paid $50,000 in cash and issued 75,000 restricted shares with fair value of $190,500.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

NOTE 6:              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31, 2012			July 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost			Cost
		Amortization	Value		Amortization	Value
Hobson Processing Facility	$6,671,959	$(297,651)	$6,374,308	$6,671,959	$(258,068)	$6,413,891
Mining equipment	2,235,895	(914,544)	1,321,351	2,182,251	(811,016)	1,371,235
Vehicles	1,852,764	(1,140,289)	712,475	1,841,119	(1,063,240)	777,879
Computer equipment	645,070	(414,025)	231,045	636,240	(378,651)	257,589
Furniture and fixtures	193,013	(117,205)	75,808	193,013	(108,531)	84,482
Land	175,144	-	175,144	175,144	-	175,144
Leasehold improvements	9,970	(9,018)	952	9,970	(8,956)	1,014
	$11,783,815	$(2,892,732)	$8,891,083	$11,709,696	$(2,628,462)	$9,081,234

NOTE 7:              RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, development, extraction and processing activities in the respective states. Reclamation deposits consist of the following:

	October 31, 2012	July 31, 2012
Palangana Mine	$3,135,380	$3,135,380
Hobson Processing Facility	1,910,494	1,910,494
Mount Lucas	472,823	472,823
Arizona	15,000	15,000
Wyoming	813	813
	5,534,510	5,534,510
Interest	10,578	8,530
	$5,545,088	$5,543,040

Subsequent to October 31, 2012, the Company paid an additional $492,183 as a reclamation deposit relating to the Palangana Mine’s Production Authorization Area 3.

NOTE 8:              DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During three months ended October 31, 2012, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $48,433 (three months ended October 31, 2011: $34,693) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  Incurred $9,000 (three months ended October 31, 2011: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

During the three months ended October 31, 2011, the Company incurred $112,829 in consulting fees provided by a company controlled by a former director of the Company.

At October 31, 2012, amounts owed to related parties totaled $13,997 (July 31, 2012: $47,443). These amounts are unsecured, non-interest bearing and due on demand.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

NOTE 9:              ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas.

	October 31, 2012	July 31, 2012
Opening balance	$3,112,374	$3,027,803
Revision in estimate of asset retirement obligations	-	567,069
Liabilities settled with cash	(36,141)	(619,772)
Accretion	45,502	137,274
	3,121,735	3,112,374
Less: current portion of asset retirement obligations	(97,157)	(133,298)
Long-term asset retirement obligations	$3,024,578	$2,979,076

	October 31, 2012	July 31, 2012
Undiscounted amount of estimated cash flows	$3,626,092	$3,662,233

Payable in years	2.3 to 7.3	2.5 to 7.5
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

During the three months ended October 31, 2012, the Company settled asset retirement obligations of $36,141 with cash payments totaling $44,713. As a result, a loss on settlement of asset retirement obligations of $8,572 was recorded on the condensed consolidated statements of operations.

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

July 31, 2013	$97,157
July 31, 2014	640,714
July 31, 2015	623,964
July 31, 2016	74,241
July 31, 2017	-
Remaining balance	2,190,016
$3,626,092

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

NOTE 10:            CAPITAL STOCK

Capital Stock

At October 31, 2012, the Company’s capital stock was 750,000,000 authorized common shares with a par value of $0.001 per share.

Share Transactions

Period / Description	Common Shares Issued	Value per Share		Issuance Value
		Low	High
Balance, July 31, 2012	84,975,155
Options Exercised (1)	193,000	$0.33	$0.45	$39,748
Yuty Settlement Agreement	75,000	2.54	2.54	190,500
Balance, October 31, 2012	85,243,155

(1) 118,750 options were exercised on a cashless basis resulting in 100,000 net shares issued.

Share Purchase Warrants

At October 31, 2012, the Company had share purchase warrants outstanding and exercisable to purchase 1,558,812 common shares with a weighted average exercise price of $4.95 per share and a weighted average remaining contractual term of 1.20 years.

Subsequent to October 31, 2012, share purchase warrants outstanding and exercisable to purchase 716,056 common shares at an exercise price of $6.15 per share expired unexercised.

Stock Options

At October 31, 2012, the Company had two Stock Option Plans as follows:

  2006 Stock Option Plan: The number of common shares available for issuance under this plan is 10,000,000 shares; and
  2009 Stock Option Plan: The number of common shares available for issuance under this plan is 7,000,000 shares.

During the three months ended October 31, 2012, the Company did not grant any stock options.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

A continuity schedule of outstanding stock options for the underlying common shares at October 31, 2012, and the changes during the three month period, is presented below:

	Number of Stock	Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contractual
			Term (Years)
Balance, July 31, 2012	9,559,271	$1.95	6.52
Exercised	(211,750)	0.37	3.99
Balance, October 31, 2012	9,347,521	$1.99	6.33

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at October 31, 2012 was estimated at $6,066,835 (vested: $6,060,235 and unvested: $6,600).

As at October 31, 2012, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Option Plans was $624,197, which is expected to be recognized over 1.26 years.

A summary of options outstanding and exercisable at October 31, 2012 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	October 31, 2012	Exercise Price	October 31, 2012	Exercise Price
$0.33 to $0.70	3,023,250	$0.40	3,023,250	$0.40
$0.71 to $2.45	3,721,750	2.37	3,661,750	2.38
$2.46 to $23.08 (2)	2,602,521	3.28	2,185,023	3.33
	9,347,521	$1.99	8,870,023	$1.94

(2) Options include 48,748 options and 38,773 broker options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans.

Stock-Based Compensation

A summary of stock-based compensation expense for the three months ended October 31, 2012 and 2011 is presented below:

	Three Months Ended October 31,
	2012	2011
Stock-Based Consulting Fees
Common stock issued for Yuty Settlement Agreement	$190,500	$-
Common stock issued for consulting services	-	32,400
Options issued to consultants	100,476	241,636
	290,976	274,036
Stock-Based Management Fees
Options issued to management	-	834,219
	-	834,219
Stock-Based Wages and Benefits
Options issued to employees	142,667	528,472
	142,667	528,472

Stock-based compensation charged to inventory	(20,364)	(130,408)
	$413,279	$1,506,319

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

NOTE 11:            SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

As at October 31, 2012, long-term assets located in the U.S. were $43,496,262, or 77% of the Company’s total long-term assets of $56,676,672. During the three months ended October 31, 2012, the Company completed one sale of uranium concentrates in the U.S. to one customer comprising all of the Company’s external revenue source.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	October 31, 2012
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$17,474,487	$10,612,052	$1,073,407	$-	$13,080,555	$42,240,501
Property, Plant and Equipment	8,744,398	6,572	40,258	57,039	42,816	8,891,083
Reclamation Deposits	5,529,275	15,000	813	-		5,545,088
Total Long-Term Assets	$31,748,160	$10,633,624	$1,114,478	$57,039	$13,123,371	$56,676,672

	July 31, 2012
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$17,823,405	$10,612,052	$1,078,907	$-	$13,080,556	$42,594,920
Property, Plant and Equipment	8,919,784	7,331	45,987	63,476	44,656	9,081,234
Reclamation Deposits	5,527,227	15,000	813	-	-	5,543,040
Total Long-Term Assets	$32,270,416	$10,634,383	$1,125,707	$63,476	$13,125,212	$57,219,194

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

The table below provides a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three months ended October 31, 2012
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$2,153,250	$-	$-	$-	$-	$2,153,250
Cost of sales	1,863,109	-	-	-	-	1,863,109
Gross profit	290,141	-	-	-	-	290,141

Mineral property expenditures	3,814,907	120,114	151,194	-	291,070	4,377,285
General and administrative	935,418	36,893	42,992	1,708,900	734	2,724,937
Depreciation, amortization and accretion	470,058	758	11,230	11,356	2,945	496,347
Other (income) and expenses	(5,999)	6,110	-	-	(10,916)	(10,805)
Net loss for the period	$(4,924,243)	$(163,875)	$(205,416)	$(1,720,256)	$(283,833)	$(7,297,623)

	Three months ended October 31, 2011
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$3,120,000	$-	$-	$-	$-	$3,120,000
Cost of sales	1,420,086	-	-	-	-	1,420,086
Gross profit	1,699,914	-	-	-	-	1,699,914

Mineral property expenditures	2,259,166	140,677	69,539	-	263,218	2,732,600
General and administrative	1,966,867	148,915	82,019	1,683,964	7,916	3,889,681
Depreciation, amortization and accretion	254,839	-	29,786	12,996	958	298,579
Other (income) and expenses	(18,790)	356,163	-	-	(8)	337,365
Net loss for the period	$(2,762,168)	$(645,755)	$(181,344)	$(1,696,960)	$(272,084)	$(5,558,311)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

NOTE 12:            SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2012, the Company issued 75,000 restricted shares with a fair value of $190,500 in connection with the Settlement Agreement relating to the Yuty Project.

NOTE 13:            COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $21,887. Office lease agreements expire between March 2013 to August 2014 for the United States and Canada. The Company also has various consulting agreements which will expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

July 31, 2013	$245,657
July 31, 2014	138,807
July 31, 2015	12,984
$397,448

The Company is committed to pay its key executives a total of $804,637 per year for management services.

A lease option agreement on the Channen Project granting the Company the exclusive right to explore for uranium and enter into a mining lease and surface use agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period ending December 31, 2013. The Company expects to fulfill its minimum exploration expenditure commitment for the first year ending December 31, 2012.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During the year ended July 31, 2012, the Company fulfilled its first-year delivery obligations through the sale of 120,000 pounds of uranium concentrates. During the three months ended October 31, 2012, the Company completed one sale of 50,000 pounds of uranium concentrates, fulfilling 50% of its second-year delivery obligations under this contract.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. The Company intends to vigorously defend against any and all remaining claims asserted under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

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

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q filing for the three months ended October 31, 2012 and the Company’s Form 10-K filing for the fiscal year ended July 31, 2012 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors under Part II - Other Information”.

Results of Operations for the Three Months Ended October 31, 2012 and 2011

General

For the three months ended October 31, 2012, the Company recorded a net loss of $7,297,623 or $0.09 per share (three months ended October 31, 2011: $5,558,311 or $0.07 per share). The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

Revenues and Cost of Sales

In October 2012, the Company completed one sale of uranium concentrates under the terms of an existing offtake agreement, fulfilling 50% of the Company’s delivery commitments for the second year.

For the three months ended October 31, 2012, sales of uranium concentrates totaled 50,000 pounds at $43 per pound, generating revenues of $2,153,250 (three months ended October 31, 2011: sales of 60,000 pounds sold at $52 per pound generating revenues of $3,120,000).

For the three months ended October 31, 2012, cost of sales was $1,863,109 (three months ended October 31, 2011: $1,420,086). This increase in cost of sales is due to recompletion activities conducted on existing production wells and the increased costs of operating a greater number of production wells in general. Cost of sales for uranium concentrates is determined using the average cost per pound in inventory at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

For the three months ended October 31, 2012 and 2011, the Company generated a gross profit of $290,141 and $1,699,914, respectively.

Expenses

For the three months ended October 31, 2012 and 2011, total expenses incurred by the Company were $7,598,569 and $6,920,860, respectively.

Mineral property expenditures during the three months ended October 31, 2012 and 2011 were $4,377,285 and $2,732,600, respectively. These amounts include expenditures relating to property maintenance, exploration and development activities including permitting and all other non-production related activities on the Company’s uranium projects. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred.

The following table is a summary of the mineral property expenditures incurred on the Company’s projects during the three months ended October 31, 2012 and 2011:

	Three Months Ended October 31,
	2012	2011
Mineral Property Expenditures
Palangana Mine	$1,823,863	$1,835,709
Goliad Project	104,002	96,938
Burke Hollow Project	1,102,932	-
Channen Project	691,262	-
Salvo Project	17,861	104,577
Nichols Project	13,635	150,000
Land work - Texas	61,342	96,477
Anderson Project	74,722	119,458
Workman Creek Project	30,936	-
Slick Rock Project	55,010	12,571
Yuty Project	91,270	-
Coronel Oviedo Project	199,801	263,218
Other Mineral Property Expenditures	110,649	53,652
	$4,377,285	$2,732,600

General and administrative expenses during the three months ended October 31, 2012 and 2011 were $2,724,937 and $3,889,681, respectively.

For the three months ended October 31, 2012 and 2011, general and administrative expenses were comprised, respectively, of salaries, management and consulting fees of $714,968 and $712,928; office, investor relations, communications and travel of $1,241,465 and $1,131,277; stock-based compensation of $413,279 and $1,506,319; and professional fees of $355,225 and $539,157. General and administrative expenses have decreased overall, primarily from a decrease in stock-based compensation as a result of a reduced number of stock options granted.

Depreciation, amortization and accretion during the three months ended October 31, 2012 and 2011 were $496,347 and $298,579, respectively. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations. The increase was due primarily to an allocation increase of the depreciation and amortization relating to the Palangana Mine and the Hobson Facility as calculated on a normal production capacity basis.

Production and Inventories

During the three months ended October 31, 2012, the Palangana Mine produced 29,000 pounds of uranium concentrates while the Hobson Facility processed 31,000 pounds of uranium concentrates. During the three months ended October 31, 2011, the Palangana Mine produced 67,000 pounds of uranium concentrates while the Hobson Facility processed 69,000 pounds of uranium concentrates.

At October 31, 2012, the total value of inventories was $1,597,626, of which $1,255,080 (79%) represents the value of finished goods-uranium concentrates, $273,336 (17%) represents the value of work-in-progress and $69,210 (4%) represents the value of supplies. The cash component of the total value of inventories was $1,404,828, and the non-cash component of the total value of inventory was $192,798.

At July 31, 2012, the total value of inventories were $1,876,100, of which $1,592,660 (85%) represents the value of finished goods-uranium concentrates, $250,951 (13%) represents the value of work-in-progress and $32,489 (2%) represents the value of supplies. The cash component of the total value of inventories was $1,557,076, and the non-cash component of the total value of inventory was $319,024.

At October 31, 2012, the Company had available for sale a total of 34,000 pounds of uranium concentrates (July 31, 2012: 53,000 pounds).

Transactions with Officers and Directors

During three months ended October 31, 2012, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $48,433 (three months ended October 31, 2011: $34,693) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and
  incurred $9,000 (three months ended October 31, 2011: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

During the three months ended October 31, 2011, the Company incurred $112,829 in consulting fees provided by a company controlled by a former director of the Company.

At October 31, 2012, amounts owed to related parties totaled $13,997 (July 31, 2012: $47,443). These amounts are unsecured, non-interest bearing and due on demand.

Liquidity and Capital Resources

	October 31, 2012	July 31, 2012
Cash and cash equivalents	$17,187,118	$25,015,284
Working capital	16,235,613	22,472,302
Total assets	76,682,464	85,143,395
Total liabilities	7,586,696	9,222,914
Shareholders' equity	69,095,768	75,920,481

At October 31, 2012, the Company had $17,187,118 in cash and cash equivalents and working capital of $16,235,613. Net cash decreased by $7,828,166 during the three months ended October 31, 2012 compared to $7,018,739 during the three months ended October 31, 2011.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2012 was $7,721,834 (three months ended October 2011: $4,763,397). Significant operating expenditures include production costs, mineral property expenditures and general and administrative expenses. During the three months ended October 31, 2012, the Company incurred expenditures totaling $44,713 (three months ended October 31, 2011: $371,790) for cash settlement of asset retirement obligations and made a cash payment of $149,194 to settle certain obligations relating to liquidated damages assumed as part of the acquisition of Concentric Energy Corp. (three months ended October 31, 2011: $Nil).

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2012 was $6,302 (three months ended October 31, 2011: $990,102 net cash used) resulting from common shares issued for cash of $39,748 from the exercise of stock options (three months ended October 31, 2011: $Nil), offset by a decrease in due to related parties of $33,446 (three months ended October 31, 2011: $61,752 increase). During the three months ended October 31, 2011, cash paid for settlement of convertible debentures totaled $1,051,854.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2012 and 2011 was $112,634 and $1,265,240, respectively, resulting from the acquisition of mineral rights and properties of $7,396 (three months ended October 31, 2011: $685,044), purchase of property, plant and equipment of $103,190 (three months ended October 31, 2011: $340,543) and an increase in reclamation deposits of $2,048 (three month ended October 31, 2011: $239,653).

Stock Options and Warrants

At October 31, 2012, the Company had stock options outstanding to purchase 9,347,521 shares and share purchase warrants outstanding to purchase 1,558,812 shares. The outstanding stock options have a weighted average exercise price of $1.99 per share and the outstanding warrants have a weighted average exercise price of $4.95 per share. At October 31, 2012, outstanding stock options and warrants totaled 10,906,333 shares issuable for gross proceeds of approximately $26,290,000 should these options and warrants be exercised in full. At October 31, 2012, outstanding in-the-money stock options and warrants totaled 3,768,250 shares issuable for gross proceeds of approximately $2,126,000 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of our mineral projects. Subsequent to October 31, 2012, the Company received final authorization for initiating production at the Goliad Project.

At October 31, 2012, the Company had $17.2 million in cash and cash equivalents and working capital of $16.2 million. The Company realized revenue from uranium sales during the three months ended October 31, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Planned principal operations have commenced and existing cash resources along with forecasted sales for the upcoming fiscal year are expected to provide sufficient funds to carry out our plan of operations for the next twelve months. The Company’s continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing, as future capital expenditures of the Company are expected to be substantial. It is anticipated that additional financing will be in the form of equity financing from the sale of the Company’s common stock, for example, through the S-3 “Shelf” Registration Statement that became effective on September 2, 2011 or other appropriate methods. We cannot provide any assurance that we will be able to generate sufficient financing from the sale of our common stock to fund our plan of operations and intended growth. In the absence of such financing, we may not be able to continue exploration or development of our mineral rights, possibly leading to their abandonment. Other options would include entering into joint venture arrangements to continue advancing the Company’s mineral projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the fiscal year ended July 31, 2012 changed by the following:

  Fixed contract commitments for office space have decreased by $44,000 during the three months ended October 31, 2012; and
  Commitments for consulting agreements have decreased by $139,000 as a result of terminating, entering into and renewing existing consulting agreements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our Annual Report filed on Form 10-K for the fiscal year ended July 31, 2012.

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

We are subject to market risk related to foreign currency exchange rate fluctuations. Our functional currency is the United States dollar; however, a portion of our business is transacted in other currencies including the Canadian dollar and Paraguayan Guarani. To date, these fluctuations have not had a material impact on our results of operations. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

As of the date of this Quarterly Report, other than as disclosed below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, and no director, officer, affiliate or record or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder, is (i) a party adverse to us or any of our subsidiaries in any legal proceeding or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding. Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. The Company intends to vigorously defend against any and all remaining claims asserted under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

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

Item 1A.          Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2012 and this Form 10-Q Quarterly Report, the following list of material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating our Company, our business and the market value of our common stock. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the market price of our common stock. Refer to “Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2012.

There is no assurance that we will be successful in preventing the material adverse effect that any of the following risks and uncertainties may cause, or that these potential risks and uncertainties are a complete list of the risks and uncertainties facing us. Furthermore, there may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and net losses to date. Furthermore, the success of the Company will depend ultimately on our ability to achieve and maintain profitability from our mining operations.

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003. Since 2004, we have been engaged in uranium exploration and development programs and mining operations on properties located in the United States and Paraguay. We commenced uranium production for the first time at our Palangana Mine in November 2010 and generated revenue from sales of uranium concentrates since then. We also hold certain mineral property interests in various stages of exploration and development in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay. The Company has not established proven or probable reserves on any of its mineral properties.

The Company has a history of significant negative cash flow and accumulated deficit since its inception to October 31, 2012 of $128.1 million. Although we generated revenue of $13.8 million from sales of uranium concentrates during the year ended July 31, 2012 and $2.2 million for the three months ended October 31, 2012, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

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

Under SEC rules, a "penny stock" generally refers to securities of companies that trade below $5.00 per share. Historically, the trading price of our common stock has fluctuated significantly and has traded above and below $5.00 per share. At October 31, 2012, the trading price of our common stock closed at $2.36 per share and was therefore classified as a penny stock. SEC Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit our market liquidity, which in turn affects the ability of our stockholders to resell their shares at prices at or above their cost.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities during our fiscal quarter ended October 31, 2012 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as follows: on August 21, 2012, we issued an aggregate of 75,000 unregistered, restricted common shares at a deemed issuance price of $1.86 per share to two individuals as partial consideration pursuant to a settlement and release agreement. With respect to such issuance, we relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and/or Section 4(a) (2) thereunder.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2012, the Company’s Palangana project was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

/s/ “Amir Adnani”
Amir Adnani
President, Chief Executive Officer and Principal Executive Officer
Date: December 5, 2012

/s/ “Mark Katsumata”
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
Date: December 5, 2012