Form 10-Q
period 2013-01-31
URANIUM ENERGY CORP
filed 2013-03-12
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ x ] Accelerated filer

[ ] Non-accelerated filer (Do not check	[ ] Smaller reporting company
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 85,495,453 shares of common stock outstanding as of March 7, 2013.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2013

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	January 31, 2013	July 31, 2012

CURRENT ASSETS
Cash and cash equivalents		$12,313,815	$25,015,284
Available-for-sale securities	3	37,814	41,973
Accounts and interest receivable	8	303,578	273,584
Inventories	4	1,304,954	1,876,100
Prepaid expenses and deposits		890,494	717,260
		14,850,655	27,924,201

MINERAL RIGHTS AND PROPERTIES	5	42,600,151	42,594,920
PROPERTY, PLANT AND EQUIPMENT	6	8,698,463	9,081,234
RECLAMATION DEPOSITS	7	6,038,929	5,543,040
		$72,188,198	$85,143,395

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$4,003,401	$5,271,158
Due to related parties	8	3,000	47,443
Current portion of asset retirement obligations	9	79,874	133,298
		4,086,275	5,451,899

DEFERRED INCOME TAX LIABILITIES		791,939	791,939
ASSET RETIREMENT OBLIGATIONS	9	3,508,407	2,979,076
		8,386,621	9,222,914

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 85,495,453 shares issued and outstanding (July 31, 2012 - 84,975,155)	10	85,497	84,975
Additional paid-in capital		197,257,447	196,486,881
Share issuance obligation		194,700	194,700
Accumulated deficit		(133,709,781)	(120,823,948)
Accumulated other comprehensive income		(26,286)	(22,127)
		63,801,577	75,920,481
		$72,188,198	$85,143,395

COMMITMENTS AND CONTINGENCIES	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Notes	2013	2012	2013	2012

SALES		$2,103,750	$3,120,000	$4,257,000	$6,240,000
COST OF SALES		2,091,285	1,740,768	3,954,394	3,160,854
GROSS PROFIT		12,465	1,379,232	302,606	3,079,146

EXPENSES
Mineral property expenditures	5	1,905,264	4,162,690	6,282,549	6,895,291
General and administrative	8, 10	3,307,664	3,715,568	6,032,601	7,605,249
Depreciation, amortization and accretion	5, 6, 9	375,236	321,897	871,583	620,476
		5,588,164	8,200,155	13,186,733	15,121,016
LOSS BEFORE OTHER ITEMS		(5,575,699)	(6,820,923)	(12,884,127)	(12,041,870)

OTHER ITEMS
Interest income		9,654	15,645	24,232	34,443
Interest expense		(5,189)	-	(11,299)	-
Gain (loss) on disposition of assets		4,963	(501)	4,963	(501)
Loss on fair value of convertible debentures		-	(22,484)	-	(48,439)
Gain (loss) on settlement of convertible debentures		-	152,806	-	(177,402)
Gain on settlement of accounts payable	5	-	128,213	10,909	128,213
Loss on settlement of asset retirement obligations	9	(21,939)	-	(30,511)	-
		(12,511)	273,679	(1,706)	(63,686)
NET LOSS FOR THE PERIOD		(5,588,210)	(6,547,244)	(12,885,833)	(12,105,556)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES		(3,678)	268	(4,159)	(14,185)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,591,888)	$(6,546,976)	$(12,889,992)	$(12,119,741)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.06)	$(0.09)	$(0.15)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		85,293,298	75,515,864	85,233,112	75,006,312

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months Ended January 31,
	Notes	2013	2012
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(12,885,833)	$(12,105,556)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	729,440	2,312,324
Depletion, depreciation, amortization and accretion		1,343,285	1,045,508
(Gain) loss on disposition of assets		(4,963)	501
Loss on fair value of convertible debentures		-	48,439
Loss on settlement of convertible debentures		-	177,402
Gain on settlement of accounts payable	5	(10,909)	(128,213)
Loss on settlement of asset retirement obligations	9	30,511	-
Changes in operating assets and liabilities
Accounts and interest receivable	8	(29,994)	8,242
Inventories	4	571,146	(268,310)
Prepaid expenses and deposits		(173,234)	(323,961)
Accounts payable and accrued liabilities		(1,306,848)	(653,012)
Settlement of asset retirement obligations	9	(83,935)	(458,920)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(11,821,334)	(10,345,556)

FINANCING ACTIVITIES
Issuance of shares for cash		41,648	15,064
Settlement of convertible debentures		-	(1,370,486)
Due to related parties	8	(44,443)	(5,040)
NET CASH FLOWS USED IN FINANCING ACTIVITIES		(2,795)	(1,360,462)

INVESTING ACTIVITIES
Investment in mineral rights and properties		(243,989)	(1,378,507)
Purchase of property, plant and equipment		(142,462)	(551,996)
Proceeds from disposition of assets		5,000	-
Reclamation deposits		(495,889)	(235,195)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(877,340)	(2,165,698)

NET CASH FLOWS		(12,701,469)	(13,871,716)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		25,015,284	30,724,051
CASH AND CASH EQUIVALENTS, END OF PERIOD		$12,313,815	$16,852,335

SUPPLEMENTAL CASH FLOW INFORMATION	12

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional	Share		Other
	Common Stock		Paid-in	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481
Common stock
Issued for exercise of stock options and warrants	445,298	446	41,202	-	-	-	41,648
Issued for Yuty Settlement Agreement	75,000	76	190,424	-	-	-	190,500
Stock-based compensation
Options issued for consulting services	-	-	270,488	-	-	-	270,488
Options issued for wages and benefits	-	-	268,452	-	-	-	268,452
Net loss for the period	-	-	-	-	(12,885,833)	-	(12,885,833)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(4,159)	(4,159)
Balance, January 31, 2013	85,495,453	$85,497	$197,257,447	$194,700	$(133,709,781)	$(26,286)	$63,801,577

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
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

The Company realized revenue from uranium sales during the six months ended January 31, 2013, however, it has a history of operating losses and significant negative cash flow since inception. Although planned principal operations have commenced and existing cash resources are expected to provide sufficient funds for the next twelve months, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At January 31, 2013, the Company had working capital of $10.8 million and an accumulated deficit of $133.7 million.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

NOTE 3:	AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly-traded uranium exploration companies listed on the TSX Venture Exchange and Australian Stock Exchange. During the three and six months ended January 31, 2013, the Company recorded an unrealized loss of $3,678 and $4,159 (three months ended January 31, 2012: unrealized gain of $268; six months ended January 31, 2012: unrealized loss of $14,185), respectively, in accumulated other comprehensive loss relating to available-for-sale securities.

At January 31, 2013, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$3,911	$-	$-
Kaboko Mining Limited	33,903	-	-
	$37,814	$-	$-

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
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

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	January 31, 2013	July 31, 2012
Supplies	$53,850	$32,489
Work-in-progress	74,439	250,951
Finished goods - uranium concentrates	1,176,665	1,592,660
	$1,304,954	$1,876,100

At January 31, 2013, the total non-cash component of inventory was $227,861 (July 31, 2012: $319,024).

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2013, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At January 31, 2013, annual maintenance payments of approximately $1,186,000 are required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Mineral rights and property acquisition costs consist of the following:

	January 31, 2013	July 31, 2012
Mineral Rights and Properties, Unproven
Palangana Mine	$7,045,457	$6,610,453
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	1,313,250
Channen Project	428,164	428,164
Salvo Project	363,645	363,645
Nichols Project	154,774	154,774
Welder Project	182,500	-
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,287,158	1,187,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	163,213	163,213
Todilto Project	166,720	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	868,608	857,119
	43,154,690	42,425,697
Accumulated Depletion	(1,586,402)	(1,057,495)
	41,568,288	41,368,202

Databases	2,345,038	2,345,038
Accumulated Amortization	(1,550,581)	(1,374,484)
	794,457	970,554

Land Use Agreements	375,155	375,155
Accumulated Amortization	(137,749)	(118,991)
	237,406	256,164
	$42,600,151	$42,594,920

The Company has not established proven or probable reserves on any of its mineral projects.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Mineral property expenditures incurred by major projects during the three and six months ended January 31, 2013 and 2012 are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Mineral Property Expenditures
Palangana Mine	$1,144,391	$2,531,871	$2,968,254	$4,367,433
Goliad Project	119,983	210,040	223,985	306,978
Burke Hollow Project	218,900	-	1,321,833	-
Channen Project	84,547	-	775,808	-
Salvo Project	165	448,922	18,026	553,499
Nichols Project	-	-	13,635	150,000
Anderson Project	202	34,435	74,924	153,893
Workman Creek Project	1,704	7,389	32,640	7,389
Slick Rock Project	31,842	1,147	86,852	13,719
Yuty Project	16,689	-	107,960	-
Coronel Oviedo Project	145,790	642,496	345,592	905,863
Other Mineral Property Expenditures	141,051	286,390	313,040	436,517
	$1,905,264	$4,162,690	$6,282,549	$6,895,291

During the three and six months ended January 31, 2013 and 2012, the Company did not incur any impairment charges.

Welder Project

During the three months ended January 31, 2013, the Company entered into a mining lease and surface use agreement granting the Company exclusive right to explore, develop and mine for uranium in the Welder Project, a 1,825-acre property located in the Bee County, Texas. The consideration paid by the Company was $182,500 in cash, which was capitalized as mineral rights and properties on the Company’s consolidated balance sheets.

Workman Creek Project

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. (“Cooper”) an undivided 100% interest in the Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty payment of $100,000.

During the three months ended January 31, 2013, the advance royalty payment of $100,000 for calendar year 2012 was capitalized as mineral rights and properties on the Company’s consolidated balance sheet.

Yuty Project

The Company acquired the Yuty Project located in southeastern Paraguay in March 2012 through the acquisition of Cue Resources Ltd. (“Cue”).

During the six months ended January 31, 2013, the Company made cash payments totaling $42,850 as full settlements of a total $53,759 in accounts payable and accrued liabilities assumed from Cue, resulting in the recognition of a gain on settlement of accounts payable of $10,909.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

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

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31, 2013			July 31, 2012
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Amortization	Value		Amortization	Value
Hobson Processing Facility	$6,671,959	$(337,235)	$6,334,724	$6,671,959	$(258,068)	$6,413,891
Mining equipment	2,300,062	(1,020,897)	1,279,165	2,182,251	(811,016)	1,371,235
Vehicles	1,852,764	(1,212,501)	640,263	1,841,119	(1,063,240)	777,879
Computer equipment	642,133	(441,099)	201,034	636,240	(378,651)	257,589
Furniture and fixtures	193,013	(125,770)	67,243	193,013	(108,531)	84,482
Land	175,144	-	175,144	175,144	-	175,144
Leasehold improvements	9,970	(9,080)	890	9,970	(8,956)	1,014
	$11,845,045	$(3,146,582)	$8,698,463	$11,709,696	$(2,628,462)	$9,081,234

NOTE 7:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, development, extraction and processing activities in the respective states. Reclamation deposits consist of the following:

	January 31, 2013	July 31, 2012
Palangana Mine	$3,627,563	$3,135,380
Hobson Processing Facility	1,910,494	1,910,494
Mount Lucas	472,823	472,823
Arizona	15,000	15,000
Wyoming	814	813
	6,026,694	5,534,510
Interest	12,235	8,530
	$6,038,929	$5,543,040

During the three months ended January 31, 2013, the Company paid an additional $492,183 as a reclamation deposit relating to the Palangana Mine’s Production Authorization Area 3.

NOTE 8:	RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2013, the Company had transactions with certain officers and directors of the Company as follows:

  Incurred $35,481 and $83,914 (three and six months ended January 31, 2012: $16,167 and $50,860) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  Incurred $9,000 and $18,000 (three and six months ended January 31, 2012: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

During the three and six months ended January 31, 2012, the Company incurred $18,347 and $131,176 in consulting fees provided by a company controlled by a former director of the Company.

At January 31, 2013, amounts due from a related party included in accounts and interest receivable totaled $16,159 (July 31, 2012: due to of $11,110). At January 31, 2013, amounts due to other related parties totaled $3,000 (July 31, 2012: $36,333). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas.

	January 31, 2013	July 31, 2012
Opening balance	$3,112,374	$3,027,803
Additions of asset retirement obligations	435,004	567,069
Liabilities settled with cash	(53,424)	(619,772)
Accretion	94,327	137,274
	3,588,281	3,112,374
Less: current portion of asset retirement obligations	(79,874)	(133,298)
Long-term asset retirement obligations	$3,508,407	$2,979,076

	January 31, 2013	July 31, 2012
Undiscounted amount of estimated cash flows	$4,132,770	$3,662,233

Payable in years	2.0 to 7.0	2.5 to 7.5
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

During the three and six months ended January 31, 2013, the Company settled asset retirement obligations of $17,283 and $53,424 with cash payments totaling $39,222 and $83,935, respectively. As a result, a loss on settlement of asset retirement obligations of $21,939 and $30,511 was recorded on the condensed consolidated statements of operations.

During the three and six months ended January 31, 2012, the Company settled asset retirement obligations of $458,920 with cash. No loss on settlement of assets retirement obligations was recorded.

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Undiscounted estimated cash flow for the next five years
July 31, 2013	$79,874
July 31, 2014	640,714
July 31, 2015	623,964
July 31, 2016	598,202
July 31, 2017	-
Remaining balance	2,190,016
$4,132,770

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

NOTE 10:	CAPITAL STOCK

Capital Stock

At January 31, 2013, the Company’s capital stock was 750,000,000 authorized common shares with a par value of $0.001 per share.

Share Transactions

	Common	Value per Share
Period / Description	Shares Issued	Low	High	Issuance Value
Balance, July 31, 2012	84,975,155
Options Exercised (1)	193,000	$0.33	$0.45	$39,748
Yuty Settlement Agreement	75,000	2.54	2.54	190,500
Balance, October 31, 2012	85,243,155
Options Exercised (2)	252,298	$0.33	$0.45	$1,900
Balance, January 31, 2013	85,495,453

(1)	118,750 options were exercised on a cashless basis resulting in 100,000 net shares issued.
(2)	287,866 options were exercised on a cashless basis resulting in 246,598 net shares issued.

Share Purchase Warrants

A continuity schedule of outstanding and exercisable share purchase warrants for the underlying common shares at January 31, 2013, and the changes during the period, is presented below:

	Number of	Weighted average	Weighted average remaining
	Warrants	exercise price	contractual term (years)
Balance, July 31, 2012	1,558,812	$4.95	1.45
Expired	(888,687)	6.76	-
Balance, January 31, 2013	670,125	$2.56	2.46

Stock Options

At January 31, 2013, the Company had two Stock Option Plans as follows:

  2006 Stock Option Plan: The number of common shares available for issuance under this plan is 10,000,000 shares; and
  2009 Stock Option Plan: The number of common shares available for issuance under this plan is 7,000,000 shares.

A summary of stock option grants under the Company’s Stock Option Plans, including their fair values calculated using the Black Scholes pricing model, for the three and six months ended January 31, 2013 is presented below:

	Options	Exercise	Term		Expected	Risk-Free	Dividend	Expected
Date / Period	Issued	Price	(Years)	Fair Value	Life (Years)	Interest Rate	Yield	Volatility

January 15, 2013	130,000	$2.41	10	$179,608	4	0.55%	0.00%	71.13%
Three and six months ended January 31, 2013	130,000			$179,608

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

The weighted average grant date fair value per stock option granted during the three and six months ended January 31, 2013 was $1.38.

A continuity schedule of outstanding stock options for the underlying common shares at January 31, 2013, and the changes during the three and six month periods, is presented below:

	Number of Stock	Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contractual
			Term (Years)
Balance, July 31, 2012	9,559,271	$1.95	6.52
Exercised	(211,750)	0.37	3.99
Balance, October 31, 2012	9,347,521	$1.99	6.33
Issued	130,000	2.41	10.00
Exercised	(293,566)	0.37	3.23
Forfeited	(93,000)	2.80	8.27
Expired	(38,773)	3.59	-
Balance, January 31, 2013	9,052,182	$2.03	6.23

Effective March 30, 2012, in connection with the acquisition of Cue and in exchange for equivalent Cue securities, the Company issued stock options to purchase 48,748 common shares and broker options to purchase 38,773 common shares. These stock options and broker options were not issued pursuant to and are not subject to the terms and conditions of the Company’s Stock Option Plans. During the three months ended January 31, 2013, broker options to purchase 38,773 common shares expired without exercise. At January 31, 2013, stock options to purchase 48,748 common shares remained outstanding and are included in the above continuity schedule of outstanding stock options.

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at January 31, 2013 was estimated at $5,160,112 (vested: $5,160,112 and unvested: $Nil).

As at January 31, 2013, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Option Plans was $489,017, which is expected to be recognized over 1.32 years.

A summary of options outstanding and exercisable at January 31, 2013 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	January 31, 2013	Exercise Price	January 31, 2013	Exercise Price
$0.33 to $0.70	2,729,684	$0.41	2,729,684	$0.41
$0.71 to $2.45	3,826,250	2.37	3,676,250	2.37
$2.46 to $23.08	2,496,248	3.28	2,177,084	3.32
	9,052,182	$2.03	8,583,018	$1.99

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense for the three and six months ended January 31, 2013 and 2012 is presented below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Stock-Based Consulting Fees
Common stock issued for Yuty Settlement Agreement	$-	$-	$190,500	$-
Common stock issued for consulting services	-	30,200	-	62,600
Options issued to consultants	170,011	334,581	270,488	576,215
	170,011	364,781	460,988	638,815
Stock-Based Management Fees
Options issued to management	-	-	-	834,219
	-	-	-	834,219
Stock-Based Wages and Benefits
Options issued to employees	125,785	310,818	268,452	839,290
	125,785	310,818	268,452	839,290

Stock-based compensation charged to inventory	(21,724)	(607)	(42,089)	(131,012)
	$274,072	$674,992	$687,351	$2,181,312

NOTE 11:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

As at January 31, 2013, long-term assets located in the U.S. were $44,171,219, or 77% of the Company’s total long-term assets of $57,337,543. During the three and six months ended January 31, 2013, the Company completed uranium concentrates sales of 50,000 pounds and 100,000 pounds, respectively, to one customer in the U.S., comprising all of the Company’s external revenue source.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	January 31, 2013
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$17,737,970	$10,712,052	$1,069,574	$-	$13,080,555	$42,600,151
Property, Plant and Equipment	8,572,271	5,814	34,609	45,924	39,845	8,698,463
Reclamation Deposits	6,023,115	15,000	814	-	-	6,038,929
Total Long-Term Assets	$32,333,356	$10,732,866	$1,104,997	$45,924	$13,120,400	$57,337,543

	July 31, 2012
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$17,823,405	$10,612,052	$1,078,907	$-	$13,080,556	$42,594,920
Property, Plant and Equipment	8,919,784	7,331	45,987	63,476	44,656	9,081,234
Reclamation Deposits	5,527,227	15,000	813	-	-	5,543,040
Total Long-Term Assets	$32,270,416	$10,634,383	$1,125,707	$63,476	$13,125,212	$57,219,194

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

The table below provides a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three months ended January 31, 2013
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$2,103,750	$-	$-	$-	$-	$2,103,750
Cost of sales	2,091,285	-	-	-	-	2,091,285
Gross profit	12,465	-	-	-	-	12,465

Mineral property expenditures	1,639,718	6,036	97,031	-	162,479	1,905,264
General and administrative	1,985,373	37,895	45,532	1,236,315	2,549	3,307,664
Depreciation, amortization and accretion	351,862	759	8,639	11,006	2,970	375,236
Other (income) and expenses	7,289	5,189	-	37	(4)	12,511
Net loss for the period	$(3,971,777)	$(49,879)	$(151,202)	$(1,247,358)	$(167,994)	$(5,588,210)

	Three months ended January 31, 2012
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$3,120,000	$-	$-	$-	$-	$3,120,000
Cost of sales	1,740,768	-	-	-	-	1,740,768
Gross profit	1,379,232	-	-	-	-	1,379,232

Mineral property expenditures	3,463,163	46,026	11,005	-	642,496	4,162,690
General and administrative	2,618,241	51,245	137,200	896,175	12,707	3,715,568
Depreciation, amortization and accretion	272,056	252	31,063	16,737	1,789	321,897
Other (income) and expenses	(15,684)	(258,535)	-	501	39	(273,679)
Net loss for the period	$(4,958,544)	$161,012	$(179,268)	$(913,413)	$(657,031)	$(6,547,244)

	Six months ended January 31, 2013
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$4,257,000	$-	$-	$-	$-	$4,257,000
Cost of sales	3,954,394	-	-	-	-	3,954,394
Gross profit	302,606	-	-	-	-	302,606

Mineral property expenditures	5,454,623	126,150	248,224	-	453,552	6,282,549
General and administrative	3,449,563	74,788	88,523	2,416,444	3,283	6,032,601
Depreciation, amortization and accretion	821,920	1,517	19,869	22,362	5,915	871,583
Other (income) and expenses	1,290	11,299	-	37	(10,920)	1,706
Net loss for the period	$(9,424,790)	$(213,754)	$(356,616)	$(2,438,843)	$(451,830)	$(12,885,833)

	Six months ended January 31, 2012
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$6,240,000	$-	$-	$-	$-	$6,240,000
Cost of sales	3,160,854	-	-	-	-	3,160,854
Gross profit	3,079,146	-	-	-	-	3,079,146

Mineral property expenditures	5,722,182	186,702	80,544	-	905,863	6,895,291
General and administrative	5,218,743	200,160	219,218	1,946,506	20,622	7,605,249
Depreciation, amortization and accretion	526,895	252	60,849	29,733	2,747	620,476
Other (income) and expenses	(34,475)	97,629	-	501	31	63,686
Net loss for the period	$(8,354,199)	$(484,743)	$(360,611)	$(1,976,740)	$(929,263)	$(12,105,556)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2013, the Company issued 75,000 restricted shares with a fair value of $190,500 in connection with the Settlement Agreement relating to the Yuty Project.

NOTE 13:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $22,607. Office lease agreements expire between March 2013 to July 2015 for the United States and Canada. The Company also has various consulting agreements which will expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

July 31, 2013	$202,576
July 31, 2014	189,113
July 31, 2015	137,947
$529,636

The Company is committed to pay its key executives a total of $805,199 per year for management services.

A lease option agreement on the Channen Project granting the Company the exclusive right to explore for uranium and enter into a mining lease and surface use agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period ending December 31, 2013. The Company has fulfilled its minimum exploration expenditure commitment for the first year ended December 31, 2012.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3 O8 by the Company over a three-year period starting in August 2011.

The sales price will be based on published market price indicators at the time of delivery. During the year ended July 31, 2012, the Company fulfilled its first-year delivery obligations through the sale of 120,000 pounds of uranium concentrates. During the six months ended January 31, 2013, the Company completed two sales totaling 100,000 pounds of uranium concentrates, fulfilling its second-year delivery obligations under this contract.

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
January 31, 2013
(Unaudited)

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

On or about February 27, 2013, the Company received notification of a lawsuit filed in the State of Texas, in the County Court at Law No. 3, Nueces County, by certain claimants against the Company and a prior employee of the Company, for unspecified damages as a result of alleged injuries suffered by the claimants as a result of a traffic accident involving a Company vehicle. The Company intends to vigorously defend against any and all claims under this lawsuit. Any potential judgment against the Company and awarded to the claimants is expected to be immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q filing for the three and six months ended January 31, 2013 and the Company’s Form 10-K filing for the fiscal year ended July 31, 2012 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors under Part II - Other Information”.

MINERAL RIGHTS AND PROPERTIES

The following is a summary of significant activities by project for the six months ended January 31, 2013:

Texas: Palangana Mine

Production at PAA-1 and 2 continued, including recompletion activities on existing production wells to increase production output. Upon completion of wellfield construction and receipt of all permits, production at PAA-3 commenced in December 2012.

At PAA-4, all monitor wells have been sampled for baseline parameters and a pumping test was initiated (completed subsequent to January 31, 2013). The PAA-4 application is being prepared concurrently with a technical report for the pumping test which is expected to be completed and submitted around April 2013.

At PAA-5, environmental and permitting efforts are continuing.

Texas: Goliad Project

The Goliad Project is now fully permitted. In December 2012, the US Environmental Protection Agency concurred with the Texas Commission on Environmental Quality (“TCEQ”) issuance of the Aquifer Exemption permit. A three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been constructed. Processing equipment and supplies for the construction of the satellite facility and wellfield have been tabulated for future procurement.

Texas: Salvo Project

Historic and recent UEC drilling results are being reviewed for future exploration/delineation activities in the Salvo Project in order to fully identify the extent of the mineralized zones.

Texas: Burke Hollow Project

An additional 151 exploration and delineation holes totaling 66,785 feet of drilling were completed at the Burke Hollow Project, concentrating on expanding and further defining the Goliad 180’ and 370’ trends. In December 2012, two core holes were drilled, with core samples from the 180’ and 370’ trends analyzed by Energy Labs in Casper, Wyoming. These core holes were cased and completed as baseline monitor wells for the two ore-bearing trends. Core analyses confirmed the results of PFN logging, indicating an overall strong positive disequilibrium factor. At least eighteen additional regional baseline monitor wells are currently planned for installation for the four upper Goliad trends discovered to date.

An NI 43-101 technical report was prepared to detail the extensive geologic mapping and historic and recent drilling results to date, including plans for future exploration of two target areas which remain lightly explored. This report was completed and filed in February 2013.

With respect to permitting, the preoperational sampling program commenced in December 2012 and will carry on throughout the 2013 calendar year. Drilling of regional baseline wells began in February 2013 and is expected to be complete by April 2013. A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas. The Mine Area and Radioactive Material License applications will be developed throughout the remainder of 2013.

Texas: Channen Project

Forty-three exploration holes averaging 915 feet in depth were drilled at Channen Project, totaling 39,340 feet of drilling. Fourteen widely-spaced exploration holes drilled on a 6,400’ grid revealed that at least two lower Goliad sub-rolls lying between 700 feet to 860 feet in depth exist on the property. Closer spaced delineation holes reveal that the overall trend length known to date is over two miles. These drilling results are being reviewed for future exploration/delineation activities in the Channen Project in order to fully identify the extent of the mineralized zones.

Arizona: Anderson Project

Historic and recent drilling results are being reviewed for future exploration/delineation activities in the Anderson Project. Permitting plans are also being developed.

Colorado: Slick Rock Project

An NI 43-101 technical report was prepared to detail the extensive geologic mapping and historic and recent drilling results to date. This report was completed and filed in February 2013.

Paraguay: Yuty and Coronel Oviedo Projects

Historic and recent drilling results are being reviewed for future exploration/delineation drilling at both the Yuty and Coronel Oviedo Projects. A radon extraction survey is being carried out at the Coronel Oviedo Project along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization.

RESULT OF OPERATIONS

General

For the three and six months ended January 31, 2013, the Company recorded a net loss of $5,588,210 ($0.06 per share) and $12,885,833 ($0.15 per share), respectively. For the three and six months ended January 31, 2012, the Company recorded a net loss of $6,547,244 ($0.09 per share) and $12,105,556 ($0.16 per share), respectively.

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

Sales and Cost of Sales

During the six months ended January 2013, the Company completed two sales of uranium concentrates totaling 100,000 pounds and fulfilled the second-year delivery obligations under the terms of an existing offtake agreement.

For the three and six months ended January 31, 2013, sales of uranium concentrates totaled 50,000 and 100,000 pounds, respectively. Over the same periods, total sales revenue was $2,103,750 and $4,257,000 and cost of sales was $2,091,285 and $3,954,394, generating a gross profit of $12,465 and $302,606, respectively.

For the three and six months ended January 31, 2012, sales of uranium concentrates totaled 60,000 and 120,000 pounds, respectively. Over the same periods, total sales revenue was $3,120,000 and $6,240,000, cost of sales was $1,740,768 and $3,160,854, generating a gross profit of $1,379,232 and $3,079,146, respectively.

The decrease in sales revenue for the three and six months ended January 31, 2013 was due to a combination of lower amounts of uranium concentrates sold and lower selling prices realized. The average realized selling price per pound of uranium concentrates sold for the three and six months ended January 31, 2013 was $42.08 and $42.57, respectively, compared to $52.00 for both the three and six months ended January 31, 2012.

Cost of sales for the three and six months ended January 31, 2013 increased significantly, despite the lower amounts of uranium concentrates sold. Cost of sales per pound of uranium concentrates sold for the three and six months ended January 31, 2013 was $41.83 and $39.54, respectively, compared to $29.01 and $26.34, respectively, for the three and six months ended January 31, 2012. This increase is primarily the result of the lower amount of uranium concentrates produced of 77,000 pounds during the six months ended January 31, 2013 compared to 105,000 pounds during the six months ended January 31, 2012. Continued recompletion activities conducted on existing production wells and the increased costs of operating a greater number of production wells in general have also contributed to this increase. Cost of sales for uranium concentrates is determined using the average cost per pound in inventory at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

Expenses

For the three and six months ended January 31, 2013, total expenses incurred by the Company were $5,588,164 and $13,186,733 (three and six months ended January 31, 2012: $8,200,155 and $15,121,016), respectively.

Mineral property expenditures during the three and six months ended January 31, 2013 were $1,905,264 and $6,282,549 (three and six months ended January 31, 2012: $4,162,690 and $6,895,291), respectively. These amounts include expenditures relating to property maintenance, exploration and development activities including permitting and all other non-production related activities on the Company’s uranium projects. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred.

The following table is a summary of the mineral property expenditures incurred on the Company’s projects during the three and six months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Mineral Property Expenditures
Palangana Mine	$1,144,391	$2,531,871	$2,968,254	$4,367,433
Goliad Project	119,983	210,040	223,985	306,978
Burke Hollow Project	218,900	-	1,321,833	-
Channen Project	84,547	-	775,808	-
Salvo Project	165	448,922	18,026	553,499
Nichols Project	-	-	13,635	150,000
Anderson Project	202	34,435	74,924	153,893
Workman Creek Project	1,704	7,389	32,640	7,389
Slick Rock Project	31,842	1,147	86,852	13,719
Yuty Project	16,689	-	107,960	-
Coronel Oviedo Project	145,790	642,496	345,592	905,863
Other Mineral Property Expenditures	141,051	286,390	313,040	436,517
	$1,905,264	$4,162,690	$6,282,549	$6,895,291

General and administrative expenses during the three and six months ended January 31, 2013 were $3,307,664 and $6,032,601 (three and six months ended January 31, 2012: $3,715,568 and $7,605,249), respectively.

For the three and six months ended January 31, 2013, general and administrative expenses were comprised, respectively, of salaries, management and consulting fees of $1,581,659 and $2,296,627 (three and six months ended January 31, 2012: $1,769,198 and $2,482,126); office, investor relations, communications and travel of $1,186,162 and $2,427,626 (three and six months ended January 31, 2012: $1,182,916 and $2,312,264); stock-based compensation of $274,072 and $687,351 (three and six months ended January 31, 2012: $674,992 and $2,181,312); and professional fees of $265,771 and $620,997 (three and six months ended January 31, 2012: $88,462 and $629,547). General and administrative expenses have decreased overall due primarily to a decrease in stock-based compensation as a result of a reduced number of stock options granted.

Depreciation, amortization and accretion during the three and six months ended January 31, 2013 were $375,236 and $871,583 (three and six months ended January 31, 2012: $321,897 and $620,476), respectively. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations. The increase was due primarily to an allocation increase of the depreciation and amortization relating to the Palangana Mine and the Hobson Facility as calculated on a normal production capacity basis.

Production and Inventories

During the three and six months ended January 31, 2013, the Palangana Mine produced 48,000 and 77,000 pounds of uranium concentrates while the Hobson Facility processed 52,000 and 83,000 pounds of uranium concentrates. During the three and six months ended January 31, 2012, the Palangana Mine produced 38,000 and 105,000 pounds of uranium concentrates while the Hobson Facility processed 42,000 and 111,000 pounds of uranium concentrates.

At January 31, 2013, the total value of inventories was $1,304,954, of which $1,176,665 (90%) represents the value of finished goods-uranium concentrates, $74,439 (6%) represents the value of work-in-progress and $53,850 (4%) represents the value of supplies. The cash component of the total value of inventories was $1,077,093, and the non-cash component of the total value of inventory was $227,861.

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

At January 31, 2013, the Company had available for sale a total of 36,000 pounds of uranium concentrates (July 31, 2012: 53,000 pounds).

SUMMARY OF QUARTERLY RESULTS

	For the Quarters Ended
	31-Jan-13	31-Oct-12	31-Jul-12	30-Apr-12

Sales	$2,103,750	$2,153,250	$7,517,400	$-
Gross profit	12,465	290,141	2,566,214	-
Net loss	(5,588,210)	(7,297,623)	(4,753,814)	(8,224,351)
Total comprehensive loss	(5,591,888)	(7,298,104)	(4,791,400)	(8,225,333)
Basic and diluted loss per share	(0.06)	(0.09)	(0.06)	(0.10)

	For the Quarters Ended
	31-Jan-12	31-Oct-11	31-Jul-11	30-Apr-11

Sales	$3,120,000	$3,120,000	$-	$-
Gross profit	1,379,232	1,699,914	-	-
Net loss	(6,547,244)	(5,558,311)	(5,563,510)	(6,245,967)
Total comprehensive loss	(6,546,976)	(5,572,764)	(5,639,301)	(6,205,725)
Basic and diluted loss per share	(0.09)	(0.07)	(0.06)	(0.09)

LIQUIDITY AND CAPITAL RESOURCES

	January 31, 2013	July 31, 2012
Cash and cash equivalents	$12,313,815	$25,015,284
Working capital	10,764,380	22,472,302
Total assets	72,188,198	85,143,395
Total liabilities	8,386,621	9,222,914
Shareholders' equity	63,801,577	75,920,481

At January 31, 2013, the Company had $12,313,815 in cash and cash equivalents and working capital of $10,764,380. Net cash decreased by $12,701,469 during the six months ended January 31, 2013 compared to $13,871,716 during the six months ended January 31, 2012.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2013 was $11,821,334 (six months ended January 31, 2012: $10,345,556). Significant operating expenditures include production costs, mineral property expenditures and general and administrative expenses. During the six months ended January 31, 2013, the Company incurred expenditures totaling $83,935 (six months ended January 31, 2012: $458,920) for cash settlement of asset retirement obligations and made a cash payment of $149,194 to settle certain obligations relating to liquidated damages assumed as part of the acquisition of Concentric Energy Corp. (six months ended January 31, 2012: $Nil).

Financing Activities

Net cash used in financing activities during the six months ended January 31, 2013 was $2,795 (six months ended January 31, 2012: $1,360,462) resulting from cash used in payments to related parties of $44,443 (six months ended January 31, 2012: $5,040), offset by cash provided by the issuance of common shares of $41,648 from the exercise of stock options (six months ended January 31, 2012: $15,064). During the six months ended January 31, 2012, cash paid for settlement of convertible debentures totaled $1,370,486.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2013 was $877,340 (six months ended January 31, 2012: $2,165,698), resulting primarily from the acquisition of mineral rights and properties of $243,989 (six months ended January 31, 2012: $1,378,507), purchase of property, plant and equipment of $142,462 (six months ended January 31, 2012: $551,996) and an increase in reclamation deposits of $495,889 (six month ended January 31, 2012: $235,195).

Stock Options and Warrants

At January 31, 2013, the Company had stock options outstanding to purchase 9,052,182 shares and share purchase warrants outstanding to purchase 670,125 shares. The outstanding stock options have a weighted average exercise price of $2.03 per share and the outstanding warrants have a weighted average exercise price of $2.56 per share. At January 31, 2013, outstanding stock options and warrants totaled 9,722,307 shares issuable for gross proceeds of approximately $20,090,000 should these options and warrants be exercised in full. At January 31, 2013, outstanding in-the-money stock options and warrants totaled 3,474,684 shares issuable for gross proceeds of approximately $2,018,000 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and there is no assurance that any of these stock options or warrants will be exercised in the future.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

During the three and six months ended January 31, 2013, the Company had transactions with certain officers and directors of the Company as follows:

  Incurred $35,481 and $83,914 (three and six months ended January 31, 2012: $16,167 and $50,860) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  Incurred $9,000 and $18,000 (three and six months ended January 31, 2012: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

During the three and six months ended January 31, 2012, the Company incurred $18,347 and $131,176 in consulting fees provided by a company controlled by a former director of the Company.

At January 31, 2013, amounts due from a related party included in accounts and interest receivable totaled $16,159 (July 31, 2012: due to of $11,110). At January 31, 2013, amounts due to other related parties totaled $3,000 (July 31, 2012: $36,333). These amounts are unsecured, non-interest bearing and due on demand.

PLAN OF OPERATIONS

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of our mineral projects. During the three months ended January 31, 2013, the Company received final authorization for initiating production at the Goliad Project.

At January 31, 2013, the Company had $12.3 million in cash and cash equivalents and working capital of $10.8 million. The Company realized revenue from the sale of uranium concentrates during the six months ended January 31, 2013 and during the fiscal year ended July 31, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Planned principal operations have commenced and existing cash resources along with forecasted sales for the upcoming fiscal year are expected to provide sufficient funds to carry out our plan of operations for the next twelve months. The Company’s continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing, as future capital expenditures of the Company are expected to be substantial. It is anticipated that additional financing will be in the form of equity financing from the sale of the Company’s common stock, for example, through the S-3 “Shelf” Registration Statement that became effective on September 2, 2011 or other appropriate methods. We cannot provide any assurance that we will be able to generate sufficient financing from the sale of our common stock to fund our plan of operations and intended growth. In the absence of such financing, we may not be able to continue exploration or development of our mineral rights, possibly leading to their abandonment. Other options would include entering into joint venture arrangements to continue advancing the Company’s mineral projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

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

MATERIAL COMMITMENTS

Material commitments of the Company since the filing of the Form 10-K for the fiscal year ended July 31, 2012 changed by the following:

  Fixed contract commitments for office space have decreased by $30,000 during the six months ended January 31, 2013; and
  Commitments for consulting agreements have decreased by $80,000 as a result of terminating, entering into and renewing existing consulting agreements.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about February 27, 2013, the Company received notification of a lawsuit filed in the State of Texas, in the County Court at Law No. 3, Nueces County, by certain claimants against the Company and a prior employee of the Company, for unspecified damages as a result of alleged injuries suffered by the claimants as a result of a traffic accident involving a Company vehicle. The Company intends to vigorously defend against any and all claims under this lawsuit. Any potential judgment against the Company and awarded to the claimants is expected to be immaterial.

On December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of an Aquifer Exemption permit with respect to the Company’s Goliad Project. With the receipt of this concurrence, the final authorization required for production, the Goliad Project achieved fully-permitted status. On January 18, 2013, a group of petitioners filed a Petition for Review with the Court of Appeals for the Fifth Circuit in the United States (the “Court”) to appeal the EPA’s decision. On March 5, 2013, a motion filed by the Company to intervene in this matter was granted by the Court. The Company believes that the pending appeal is without merit and is continuing forward as planned towards production at its fully-permitted Goliad Project.

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

The Company has a history of significant negative cash flow and accumulated deficit since its inception to January 31, 2013 of $133.7 million. Although we generated revenue of $13.8 million from sales of uranium concentrates during the year ended July 31, 2012 and $4.3 million for the six months ended January 31, 2013, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

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

Under SEC rules, a "penny stock" generally refers to securities of companies that trade below $5.00 per share. Historically, the trading price of our common stock has fluctuated significantly and has traded above and below $5.00 per share. At January 31, 2013, the trading price of our common stock closed at $2.25 per share and was therefore classified as a penny stock. SEC Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock from time to time may limit our market liquidity, which in turn affects the ability of our stockholders to resell their shares at prices at or above their cost.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities during our fiscal quarter ended January 31, 2013 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2013, the Company’s Palangana project was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: March 7, 2013

/s/ “Mark Katsumata”
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
Date: March 7, 2013