Form 10-Q
period 2013-04-30
URANIUM ENERGY CORP
filed 2013-06-10
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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
85,510,046 shares of common stock outstanding as of June 5, 2013.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2013

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	April 30, 2013	July 31, 2012

CURRENT ASSETS
Cash and cash equivalents		$8,980,541	$25,015,284
Available-for-sale securities	3	37,580	41,973
Accounts and interest receivable		69,255	273,584
Inventories	4	1,237,161	1,876,100
Prepaid expenses and deposits		889,714	717,260
		11,214,251	27,924,201

MINERAL RIGHTS AND PROPERTIES	5	42,197,119	42,594,920
PROPERTY, PLANT AND EQUIPMENT	6	8,475,716	9,081,234
RECLAMATION DEPOSITS	7	6,040,159	5,543,040
		$67,927,245	$85,143,395

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$3,510,117	$5,271,158
Due to related parties	8	25,292	47,443
Current portion of asset retirement obligations	9	53,299	133,298
		3,588,708	5,451,899

DEFERRED INCOME TAX LIABILITIES		791,939	791,939
ASSET RETIREMENT OBLIGATIONS	9	3,563,197	2,979,076
		7,943,844	9,222,914

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 85,501,259 shares issued and outstanding (July 31, 2012 - 84,975,155)	10	85,503	84,975
Additional paid-in capital		197,339,544	196,486,881
Share issuance obligation		194,700	194,700
Accumulated deficit		(137,609,826)	(120,823,948)
Accumulated other comprehensive income		(26,520)	(22,127)
		59,983,401	75,920,481
		$67,927,245	$85,143,395

COMMITMENTS AND CONTINGENCIES	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Notes	2013	2012	2013	2012

SALES		$2,789,325	$-	$7,046,325	$6,240,000
COST OF SALES		2,271,267	-	6,225,661	3,160,854
GROSS PROFIT		518,058	-	820,664	3,079,146

EXPENSES
Mineral property expenditures	5	1,827,147	4,011,989	8,109,696	10,907,280
General and administrative	8, 10	2,244,682	3,763,968	8,277,283	11,369,217
Depreciation, amortization and accretion	5, 6, 9	344,980	314,648	1,216,563	935,124
		4,416,809	8,090,605	17,603,542	23,211,621
LOSS BEFORE OTHER ITEMS		(3,898,751)	(8,090,605)	(16,782,878)	(20,132,475)

OTHER ITEMS
Interest income		6,318	18,601	30,550	53,044
Interest expense		(5,020)	(32,372)	(16,319)	(32,372)
Gain (loss) on disposition of assets		(714)	-	4,249	(501)
Loss on fair value of convertible debentures		-	(1,242)	-	(49,681)
Loss on settlement of convertible debentures		-	(134,805)	-	(312,207)
Gain on settlement of accounts payable	5	-	16,072	10,909	144,285
Loss on settlement of asset retirement obligations	9	(1,878)	-	(32,389)	-
		(1,294)	(133,746)	(3,000)	(197,432)
NET LOSS FOR THE PERIOD		(3,900,045)	(8,224,351)	(16,785,878)	(20,329,907)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(234)	(982)	(4,393)	(15,167)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(3,900,279)	$(8,225,333)	$(16,790,271)	$(20,345,074)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.05)	$(0.10)	$(0.20)	$(0.27)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		85,496,171	78,443,518	85,318,871	76,135,321

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine Months Ended April 30,
	Notes	2013	2012
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(16,785,878)	$(20,329,907)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	809,627	2,734,675
Depletion, depreciation, amortization and accretion		2,064,954	1,526,110
(Gain) loss on disposition of assets		(4,249)	501
Loss on fair value of convertible debentures		-	49,681
Loss on settlement of convertible debentures		-	312,207
Gain on settlement of accounts payable	5	(10,909)	(144,285)
Loss on settlement of asset retirement obligations	9	32,389	-
Changes in operating assets and liabilities
Accounts and interest receivable		204,329	(88,508)
Inventories	4	638,939	(1,505,455)
Prepaid expenses and deposits		(172,454)	(317,349)
Accounts payable and accrued liabilities		(1,800,132)	(150,510)
Settlement of asset retirement obligations	9	(112,388)	(737,130)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(15,135,772)	(18,649,970)

FINANCING ACTIVITIES
Issuance of shares for cash		43,564	21,499,668
Settlement of convertible debentures		-	(1,370,486)
Due to related parties	8	(22,151)	2,089
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		21,413	20,131,271

INVESTING ACTIVITIES
Investment in mineral rights and properties		(271,833)	(4,139,357)
Purchase of property, plant and equipment		(156,432)	(947,560)
Proceeds from disposition of assets		5,000	-
Reclamation deposits		(497,119)	(917,836)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(920,384)	(6,004,753)

NET CASH FLOWS		(16,034,743)	(4,523,452)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		25,015,284	30,724,051
CASH AND CASH EQUIVALENTS, END OF PERIOD		$8,980,541	$26,200,599

SUPPLEMENTAL CASH FLOW INFORMATION	12

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
						Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481
Common stock
Issued for exercise of stock options and warrants	451,104	452	43,112	-	-	-	43,564
Issued for Yuty Settlement Agreement	75,000	76	190,424	-	-	-	190,500
Stock-based compensation
Options issued for consulting services	-	-	258,109	-	-	-	258,109
Options issued for wages and benefits	-	-	361,018	-	-	-	361,018
Net loss for the period	-	-	-	-	(16,785,878)	-	(16,785,878)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(4,393)	(4,393)
Balance, April 30, 2013	85,501,259	$85,503	$197,339,544	$194,700	$(137,609,826)	$(26,520)	$59,983,401

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
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

The Company realized revenue from uranium sales during the nine months ended April 30, 2013, however, it has a history of operating losses and significant negative cash flow since inception. Planned principal operations have commenced and existing cash resources along with forecasted uranium sales and available sources of financing are expected to provide sufficient funds for the next twelve months. However, future capital expenditures of the Company may be substantial and its continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing. Historically, the Company has been reliant primarily on equity financing from the sale of its common shares and this reliance is expected to continue for the foreseeable future. Furthermore, the continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At April 30, 2013, the Company had working capital of $7.6 million and an accumulated deficit of $137.6 million.

NOTE 2:              BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

NOTE 3:              AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly-traded uranium exploration companies listed on the TSX Venture Exchange and Australian Stock Exchange. During the three and nine months ended April 30, 2013, the Company recorded an unrealized loss of $234 and $4,393 (three and nine months ended April 30, 2012: $982 and $15,167), respectively, in accumulated other comprehensive loss relating to available-for-sale securities.

At April 30, 2013, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$3,871	$-	$-
Kaboko Mining Limited	33,709	-	-
	$37,580	$-	$-

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
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

NOTE 4: INVENTORIES

In November 2010, the Company commenced uranium production at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	April 30, 2013	July 31, 2012
Supplies	$140,672	$32,489
Work-in-progress	83,435	250,951
Finished goods - uranium concentrates	1,013,054	1,592,660
	$1,237,161	$1,876,100

At April 30, 2013, the total non-cash component of inventory was $252,528 (July 31, 2012: $319,024).

NOTE 5:              MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2013, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At April 30, 2013, annual maintenance payments of approximately $1,186,000 are required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

Mineral rights and property acquisition costs consist of the following:

	April 30, 2013	July 31, 2012
Mineral Rights and Properties, Unproven
Palangana Mine	$7,045,457	$6,610,453
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	1,313,250
Channen Project	428,164	428,164
Salvo Project	363,645	363,645
Nichols Project	154,774	154,774
Welder Project	182,500	-
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,287,158	1,187,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	163,213	163,213
Todilto Project	166,720	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	881,453	857,119
	43,167,535	42,425,697
Accumulated Depletion	(1,932,227)	(1,057,495)
	41,235,308	41,368,202

Databases	2,345,038	2,345,038
Accumulated Amortization	(1,626,129)	(1,374,484)
	718,909	970,554

Land Use Agreements	390,155	375,155
Accumulated Amortization	(147,253)	(118,991)
	242,902	256,164
	$42,197,119	$42,594,920

The Company has not established proven or probable reserves on any of its mineral projects.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

Mineral property expenditures incurred by major projects during the three and nine months ended April 30, 2013 and 2012 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Mineral Property Expenditures
Palangana Mine	$756,414	$1,465,673	$3,724,668	$5,833,106
Goliad Project	145,390	91,654	369,375	398,632
Burke Hollow Project	572,578	-	1,894,411	-
Channen Project	29,983	-	805,791	-
Salvo Project	4,723	415,566	22,749	969,065
Nichols Project	-	-	13,635	150,000
Anderson Project	-	185,497	74,924	339,390
Workman Creek Project	-	40,346	32,640	47,735
Slick Rock Project	29,910	3,477	116,762	17,196
Yuty Project	26,831	588,548	134,791	588,548
Coronel Oviedo Project	88,210	923,263	433,802	1,829,126
Other Mineral Property Expenditures	173,108	297,965	486,148	734,482
	$1,827,147	$4,011,989	$8,109,696	$10,907,280

During the three and nine months ended April 30, 2013 and 2012, the Company did not incur any impairment charges.

Welder Project

During the nine months ended April 30, 2013, the Company entered into a mining lease and surface use agreement granting the Company exclusive right to explore, develop and mine for uranium in the Welder Project, a 1,825-acre property located in the Bee County, Texas. The consideration paid by the Company was $182,500 in cash, which was capitalized as mineral rights and properties on the Company’s consolidated balance sheets.

Workman Creek Project

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. (“Cooper”) an undivided 100% interest in the Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty of $100,000.

During the nine months ended April 30, 2013, the advance royalty of $100,000 for calendar year 2012 was capitalized as mineral rights and properties on the Company’s consolidated balance sheets.

Yuty Project

The Company acquired the Yuty Project located in southeastern Paraguay in March 2012 through the acquisition of Cue Resources Ltd. (“Cue”).

During the nine months ended April 30, 2013, the Company made cash payments totaling $42,850 as full settlements of a total $53,759 in accounts payable and accrued liabilities assumed from Cue, resulting in the recognition of a gain on settlement of accounts payable of $10,909.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

NOTE 6:              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30, 2013			July 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Hobson Processing Facility	$6,671,959	$(376,817)	$6,295,142	$6,671,959	$(258,068)	$6,413,891
Mining Equipment	2,315,697	(1,122,513)	1,193,184	2,182,251	(811,016)	1,371,235
Vehicles	1,852,764	(1,273,618)	579,146	1,841,119	(1,063,240)	777,879
Computer Equipment	643,759	(470,600)	173,159	636,240	(378,651)	257,589
Furniture and Fixtures	193,013	(133,900)	59,113	193,013	(108,531)	84,482
Land	175,144	-	175,144	175,144	-	175,144
Leasehold Improvements	9,970	(9,142)	828	9,970	(8,956)	1,014
	$11,862,306	$(3,386,590)	$8,475,716	$11,709,696	$(2,628,462)	$9,081,234

NOTE 7:              RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, development, extraction and processing activities in the respective states. Reclamation deposits consist of the following:

	April 30, 2013	July 31, 2012
Palangana Mine	$3,627,562	$3,135,380
Hobson Processing Facility	1,910,494	1,910,494
Mount Lucas	472,823	472,823
Arizona	15,000	15,000
Wyoming	814	813
	6,026,693	5,534,510
Interest	13,466	8,530
	$6,040,159	$5,543,040

During the nine months ended April 30, 2013, the Company paid an additional $492,182 as a reclamation deposit relating to the Palangana Mine’s Production Authorization Area 3.

NOTE 8:              RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2013, the Company had transactions with certain officers and directors of the Company as follows:

  Incurred $42,409 and $126,323 (three and nine months ended April 30, 2012: $39,455 and $90,315) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  Incurred $9,000 and $27,000 (three and nine months ended April 30, 2012: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

During the nine months ended April 30, 2012, the Company incurred $131,176 in consulting fees paid to a company controlled by a former director of the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

At April 30, 2013, amounts due to related parties totaled $25,292 (July 31, 2012: $47,443). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 9:              ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas.

	April 30, 2013	July 31, 2012
Opening balance	$3,112,374	$3,027,803
Additions of asset retirement obligations	435,004	567,069
Liabilities settled with cash	(79,999)	(619,772)
Accretion	149,117	137,274
	3,616,496	3,112,374
Less: current portion of asset retirement obligations	(53,299)	(133,298)
Long-term asset retirement obligations	$3,563,197	$2,979,076

	April 30, 2013	July 31, 2012
Undiscounted amount of estimated cash flows	$4,106,195	$3,662,233

Payable in years	1.8 to 6.8	2.5 to 7.5
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

During the three and nine months ended April 30, 2013, the Company settled asset retirement obligations of $26,575 and $79,999 with cash payments totaling $28,453 and $112,388, respectively. As a result, a loss on settlement of asset retirement obligations of $1,878 and $32,389 was recorded on the condensed consolidated statements of operations.

During the three and nine months ended April 30, 2012, the Company settled asset retirement obligations of $278,210 and $737,130 with cash. No loss on settlement of assets retirement obligations was recorded.

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Undiscounted estimated cash flow for the next five years
July 31, 2013	$53,299
July 31, 2014	640,714
July 31, 2015	623,964
July 31, 2016	598,202
July 31, 2017	-
Remaining balance	2,190,016
$4,106,195

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

NOTE 10:            CAPITAL STOCK

Capital Stock

At April 30, 2013, the Company’s capital stock was 750,000,000 authorized common shares with a par value of $0.001 per share.

Share Transactions

	Common	Value per Share
Period / Description	Shares Issued	Low	High	Issuance Value
Balance, July 31, 2012	84,975,155
Options Exercised (1)	193,000	$0.33	$0.45	$39,748
Yuty Settlement Agreement	75,000	2.54	2.54	190,500
Balance, October 31, 2012	85,243,155
Options Exercised (2)	252,298	$0.33	$0.45	$1,900
Balance, January 31, 2013	85,495,453
Options Exercised	5,806	$0.33	$0.33	$1,916
Balance, April 30, 2013	85,501,259

(1)	118,750 options were exercised on a cashless basis resulting in 100,000 net shares issued.
(2)	287,866 options were exercised on a cashless basis resulting in 246,598 net shares issued.

Share Purchase Warrants

A continuity schedule of outstanding and exercisable share purchase warrants for the underlying common shares at April 30, 2013, and the changes during the period, is presented below:

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price	Remaining Contractual Term
			(Years)
Balance, July 31, 2012	1,558,812	$4.95	1.45
Expired	(888,687)	6.76	-
Balance, January 31, 2013	670,125	$2.56	2.46
Expired	(8,572)	9.30	-
Balance, April 30, 2013	661,553	$2.47	2.25

Stock Options

At April 30, 2013, the Company had two Stock Option Plans as follows:

  2006 Stock Option Plan: The number of common shares available for issuance under this plan is 10,000,000 shares; and

  2009 Stock Option Plan: The number of common shares available for issuance under this plan is 7,000,000 shares.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

A summary of stock option grants under the Company’s Stock Option Plans, including their fair values calculated using the Black Scholes pricing model, for the three and nine months ended April 30, 2013 is presented below:

	Options	Exercise	Term	Fair	Expected	Risk-Free	Dividend	Expected
Date / Period	Issued	Price	(Years)	Value	Life (Years)	Interest Rate	Yield	Volatility

January 15, 2013	130,000	$ 2.41	10	$ 179,608	4	0.55%	0.00%	71.13%
Three and nine months ended April 30, 2013	130,000			$ 179,608

The weighted average grant date fair value per stock option granted during the three and nine months ended April 30, 2013 was $1.38.

A continuity schedule of outstanding stock options for the underlying common shares at April 30, 2013, and the changes during the three and nine month periods, is presented below:

	Number of Stock	Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Contractual
			Term (Years)
Balance, July 31, 2012	9,559,271	$1.95	6.52
Exercised	(211,750)	0.37	3.99
Balance, October 31, 2012	9,347,521	$1.99	6.33
Issued	130,000	2.41	10.00
Exercised	(293,566)	0.37	3.23
Forfeited	(93,000)	2.80	8.27
Expired	(38,773)	3.59	-
Balance, January 31, 2013	9,052,182	$2.03	6.23
Exercised	(5,806)	0.33	2.67
Forfeited	(92,500)	2.78	7.58
Balance, April 30, 2013	8,953,876	$2.03	5.96

Effective March 30, 2012, in connection with the acquisition of Cue and in exchange for equivalent Cue securities, the Company issued stock options to purchase 48,748 common shares and broker options to purchase 38,773 common shares. These stock options and broker options were not issued pursuant to and are not subject to the terms and conditions of the Company’s Stock Option Plans. During the nine months ended April 30, 2013, broker options to purchase 38,773 common shares expired without exercise. At April 30, 2013, stock options to purchase 48,748 common shares remained outstanding and are included in the above continuity schedule of outstanding stock options.

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at April 30, 2013 was estimated at $3,147,769 (vested: $3,147,769 and unvested: $Nil).

As at April 30, 2013, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Option Plans was $263,474, which is expected to be recognized over 1.32 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

A summary of options outstanding and exercisable at April 30, 2013 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	April 30, 2013	Exercise Price	April 30, 2013	Exercise Price
$0.33 to $0.70	2,723,878	$0.41	2,723,878	$0.41
$0.71 to $2.45	3,826,250	2.37	3,676,250	2.37
$2.46 to $23.08	2,403,748	3.30	2,167,084	3.32
	8,953,876	$2.03	8,567,212	$1.99

Stock-Based Compensation

A summary of stock-based compensation expense for the three and nine months ended April 30, 2013 and 2012 is presented below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Stock-Based Consulting Fees
Common stock issued for Yuty Settlement Agreement	$-	$-	$190,500	$-
Common stock issued for consulting services	-	104,774	-	167,374
Options issued to consultants	(12,379)	135,032	258,109	711,249
	(12,379)	239,806	448,609	878,623
Stock-Based Management Fees
Options issued to management	-	-	-	834,219
	-	-	-	834,219
Stock-Based Wages and Benefits
Options issued to employees	92,566	182,543	361,018	1,021,833
	92,566	182,543	361,018	1,021,833

Stock-based compensation charged to inventory	(10,229)	(22,979)	(52,318)	(153,993)
	$69,958	$399,370	$757,309	$2,580,682

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

NOTE 11:            SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

As at April 30, 2013, long-term assets located in the U.S. were $43,559,023, or 77% of the Company’s total long-term assets of $56,712,994. During the three and nine months ended April 30, 2013, the Company completed uranium concentrates sales of 70,000 pounds and 170,000 pounds, respectively, to one customer in the U.S., comprising all of the Company’s external revenue source.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	April 30, 2013
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$17,322,593	$10,712,052	$1,081,919	$-	$13,080,555	$42,197,119
Property, Plant and Equipment	8,368,243	6,914	27,143	36,539	36,877	8,475,716
Reclamation Deposits	6,024,345	15,000	814	-	-	6,040,159
Total Long-Term Assets	$31,715,181	$10,733,966	$1,109,876	$36,539	$13,117,432	$56,712,994

	July 31, 2012
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Mineral Rights and Properties	$17,823,405	$10,612,052	$1,078,907	$-	$13,080,556	$42,594,920
Property, Plant and Equipment	8,919,784	7,331	45,987	63,476	44,656	9,081,234
Reclamation Deposits	5,527,227	15,000	813	-	-	5,543,040
Total Long-Term Assets	$32,270,416	$10,634,383	$1,125,707	$63,476	$13,125,212	$57,219,194

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

The table below provides a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three months ended April 30, 2013
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$2,789,325	$-	$-	$-	$-	$2,789,325
Cost of sales	2,271,267	-	-	-	-	2,271,267
Gross profit	518,058	-	-	-	-	518,058

Mineral property expenditures	1,595,302	505	116,299	-	115,041	1,827,147
General and administrative	1,160,988	31,478	38,742	1,015,870	(2,396)	2,244,682
Depreciation, amortization and accretion	324,844	758	6,950	9,458	2,970	344,980
Other (income) and expenses	(3,642)	5,020	-	(80)	(4)	1,294
Net loss for the period	$(2,559,434)	$(37,761)	$(161,991)	$(1,025,248)	$(115,611)	$(3,900,045)

	Three months ended April 30, 2012
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Mineral property expenditures	2,191,220	238,586	70,372	-	1,511,811	4,011,989
General and administrative	2,578,447	46,141	54,406	1,073,986	10,988	3,763,968
Depreciation, amortization and accretion	294,078	758	7,252	9,734	2,826	314,648
Other (income) and expenses	(6,369)	142,152	-	(1,947)	(90)	133,746
Net loss for the period	$(5,057,376)	$(427,637)	$(132,030)	$(1,081,773)	$(1,525,535)	$(8,224,351)

	Nine months ended April 30, 2013
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$7,046,325	$-	$-	$-	$-	$7,046,325
Cost of sales	6,225,661	-	-	-	-	6,225,661
Gross profit	820,664	-	-	-	-	820,664

Mineral property expenditures	7,049,924	126,655	364,524	-	568,593	8,109,696
General and administrative	4,610,551	106,266	127,265	3,432,314	887	8,277,283
Depreciation, amortization and accretion	1,146,764	2,275	26,819	31,820	8,885	1,216,563
Other (income) and expenses	(2,352)	16,319	-	(43)	(10,924)	3,000
Net loss for the period	$(11,984,223)	$(251,515)	$(518,608)	$(3,464,091)	$(567,441)	$(16,785,878)

	Nine months ended April 30, 2012
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$6,240,000	$-	$-	$-	$-	$6,240,000
Cost of sales	3,160,854	-	-	-	-	3,160,854
Gross profit	3,079,146	-	-	-	-	3,079,146

Mineral property expenditures	7,913,401	425,289	150,916	-	2,417,674	10,907,280
General and administrative	7,794,338	246,301	276,475	3,020,492	31,611	11,369,217
Depreciation, amortization and accretion	869,522	1,011	19,551	39,467	5,573	935,124
Other (income) and expenses	(40,844)	239,781	-	(1,446)	(59)	197,432
Net loss for the period	$(13,457,271)	$(912,382)	$(446,942)	$(3,058,513)	$(2,454,799)	$(20,329,907)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

NOTE 12:            SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2013, the Company issued 75,000 restricted shares with a fair value of $190,500 in connection with the Settlement Agreement relating to the Yuty Project.

NOTE 13:            COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $23,989. Office lease agreements expire between July 2013 to July 2015 for the United States and Canada. The Company also has various consulting agreements which will expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

July 31, 2013	$101,817
July 31, 2014	201,643
July 31, 2015	137,949
$441,409

The Company is committed to pay its key executives a total of $800,922 per year for management services.

A lease option agreement on the Channen Project granting the Company the exclusive right to explore for uranium and enter into a mining lease and surface use agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period ending December 31, 2013. The Company has fulfilled its minimum exploration expenditure commitment for the first year.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During the year ended July 31, 2012, the Company fulfilled its first-year delivery obligations through the sale of 120,000 pounds of uranium concentrates. During the nine months ended April 30, 2013, the Company completed three sales totaling 170,000 pounds of uranium concentrates, meeting its second-year delivery obligation in full and third-year delivery obligations in part under this contract.

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
April 30, 2013
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

On or about May 17, 2012, the Company received notification of a lawsuit filed in the State of Texas, in the 229th District Court of Duval County, by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. A settlement was reached through a Settlement and Release Agreement executed on April 24, 2013 and this lawsuit was dismissed on May 6, 2013.

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q filing for the three and nine months ended April 30, 2013 and the Company’s Form 10-K filing for the fiscal year ended July 31, 2012 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors under Part II - Other Information”.

MINERAL RIGHTS AND PROPERTIES

The following is a summary of significant activities by project for the nine months ended April 30, 2013:

Texas: Palangana Mine

Production at PAA-1 and 2 continued, including recompletion activities on existing production wells to increase production output. Upon completion of wellfield construction and receipt of all permits, production at PAA-3 commenced in December 2012.

At PAA-4, all monitor wells were sampled for baseline parameters and a pumping test was completed. The PAA-4 application was prepared concurrent with a technical report for the pumping test and submitted to the Texas Commission on Environmental Quality (“TCEQ”) in May 2013.

At PAA-5, environmental and permitting efforts are continuing.

Texas: Goliad Project

The Goliad Project is now fully permitted. In December 2012, the US Environmental Protection Agency concurred with the TCEQ issuance of the Aquifer Exemption permit. A three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been constructed. Procurement of long-lead items for processing equipment and supplies for the construction of the satellite facility and wellfield has been initiated.

Texas: Salvo Project

Historic and recent UEC drilling results are being reviewed for future exploration/delineation activities in the Salvo Project in order to fully identify the extent of the mineralized zones.

Texas: Burke Hollow Project

An additional 151 exploration and delineation holes totaling 66,785 feet of drilling were completed at the Burke Hollow Project, concentrating on expanding and further defining the Goliad 180’ and 370’ trends. In December 2012, two core holes were drilled, with core samples from the Goliad 180’ and 370’ trends analyzed by Energy Labs in Casper, Wyoming. These core holes were cased and completed as baseline monitor wells for the two ore-bearing trends. Core analyses confirmed the results of PFN logging, indicating an overall strong positive disequilibrium factor. Two bottle roll leach tests from core samples of the Goliad 180’ trend were also completed by Energy Labs which yielded high uranium recoveries.

Twenty-two additional regional baseline monitor wells for a total of twenty-four wells are currently planned for installation for the four upper Goliad trends discovered to date. Of particular interest are the results including PFN assay logging obtained from one such well drilled two miles east from the initial exploration area, where thick, ore-quality mineralization was intercepted.

An NI 43-101 technical report was completed in February 2013 to detail the extensive geologic mapping and historic and recent drilling results to date, including plans for future exploration of two target areas which remain lightly explored.

With respect to permitting, the preoperational sampling program commenced in December 2012 and will carry on throughout the 2013 calendar year. Drilling of regional baseline monitor wells began in February 2013 and is expected to be completed by June 2013. A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas. The Mine Area and Radioactive Material License applications will be developed throughout the remainder of 2013.

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

Colorado: Slick Rock Project

An NI 43-101 technical report was completed in February 2013 to detail the extensive geologic mapping and historic and recent drilling results to date. Based upon the uranium and vanadium resources identified in this report, a Preliminary Economic Assessment was commenced for completion expected in June 2013.

Paraguay: Yuty and Coronel Oviedo Projects

Historic and recent drilling results are being reviewed for future exploration/delineation drilling at both the Yuty and Coronel Oviedo Projects. A radon extraction survey is being completed at the Coronel Oviedo Project along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization.

RESULT OF OPERATIONS

General

For the three and nine months ended April 30, 2013, the Company recorded a net loss of $3,900,045 ($0.05 per share) and $16,785,878 ($0.20 per share), respectively. For the three and nine months ended April 30, 2012, the Company recorded a net loss of $8,224,351 ($0.10 per share) and $20,329,907 ($0.27 per share), respectively.

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, development, extraction and processing of uranium concentrates.

Sales and Cost of Sales

During the nine months ended April 30, 2013, the Company completed three sales of uranium concentrates totaling 170,000 pounds, meeting its second-year delivery obligations in full and third-year delivery obligations in part under the terms of an existing offtake agreement.

For the three and nine months ended April 30, 2013, sales of uranium concentrates totaled 70,000 and 170,000 pounds, respectively. Over the same periods, total sales revenue was $2,789,325 and $7,046,325 and cost of sales was $2,271,267 and $6,225,661, generating a gross profit of $518,058 and $820,664, respectively.

For the nine months ended April 30, 2012, sales of uranium concentrates totaled 120,000 pounds. Over the same period, total sales revenue was $6,240,000, and cost of sales was $3,160,854, generating a gross profit of $3,079,146. There were no sales of uranium concentrates during the three months ended April 30, 2012.

For the nine months ended April 30, 2013, the significant decrease in gross profit was due to a combination of lower selling prices realized and higher cost of sales incurred. The average realized selling price per pound of uranium concentrates sold for the nine months ended April 30, 2013 was $41.45 compared to $52.00 for the nine months ended April 30, 2012.

Cost of sales for the nine months ended April 30, 2013 increased significantly to $6,225,661, an increase of $3,064,807 compared to $3,160,854 for the nine months ended April 30, 2012. In addition to the effects on cost of sales of an additional 50,000 pounds of uranium concentrates sold during the current period as compared to the same period last year, higher cost of sales per pound of uranium concentrates sold of $36.62 for the current period compared to $26.34 for the same period last year was the primary reason for this overall increase. Continued recompletion activities conducted on existing production wells and the increased costs of operating a greater number of production wells in general have been contributing factors. Cost of sales for uranium concentrates is determined using the average cost per pound in inventory at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

Expenses

For the three and nine months ended April 30, 2013, total expenses incurred by the Company were $4,416,809 and $17,603,542 (three and nine months ended April 30, 2012: $8,090,605 and $23,211,621), respectively.

Mineral property expenditures during the three and nine months ended April 30, 2013 were $1,827,147 and $8,109,696 (three and nine months ended April 30, 2012: $4,011,989 and $10,907,280), respectively. These amounts include expenditures relating to property maintenance, exploration and development activities including permitting and all other non-production related activities on the Company’s uranium projects. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and development activities are expensed as incurred.

The following table is a summary of the mineral property expenditures incurred on the Company’s projects during the three and nine months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Mineral Property Expenditures
Palangana Mine	$756,414	$1,465,673	$3,724,668	$5,833,106
Goliad Project	145,390	91,654	369,375	398,632
Burke Hollow Project	572,578	-	1,894,411	-
Channen Project	29,983	-	805,791	-
Salvo Project	4,723	415,566	22,749	969,065
Nichols Project	-	-	13,635	150,000
Anderson Project	-	185,497	74,924	339,390
Workman Creek Project	-	40,346	32,640	47,735
Slick Rock Project	29,910	3,477	116,762	17,196
Yuty Project	26,831	588,548	134,791	588,548
Coronel Oviedo Project	88,210	923,263	433,802	1,829,126
Other Mineral Property Expenditures	173,108	297,965	486,148	734,482
	$1,827,147	$4,011,989	$8,109,696	$10,907,280

General and administrative expenses during the three and nine months ended April 30, 2013 were $2,244,682 and $8,277,283 (three and nine months ended April 30, 2012: $3,763,968 and $11,369,217), respectively.

For the three and nine months ended April 30, 2013, general and administrative expenses were comprised, respectively, of salaries, management and consulting fees of $790,197 and $3,086,825 (three and nine months ended April 30, 2012: $669,838 and $3,148,009); office, investor relations, communications and travel of $1,075,429 and $3,503,054 (three and nine months ended April 30, 2012: $2,294,005 and $4,610,224); stock-based compensation of $69,958 and $757,309 (three and nine months ended April 30, 2012: $399,370 and $2,580,682); and professional fees of $309,098 and $930,095 (three and nine months ended April 30, 2012: $400,755 and $1,030,302). General and administrative expenses have decreased significantly overall due primarily to a reduction in stock-based compensation as a result of fewer stock options granted and reductions in office, investor relations, communications and travel expenses.

Depreciation, amortization and accretion during the three and nine months ended April 30, 2013 were $344,980 and $1,216,563 (three and nine months ended April 30, 2012: $314,648 and $935,124), respectively. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations. The increase was due primarily to an allocation increase of the depreciation and amortization relating to the Palangana Mine and the Hobson Facility as calculated on a normal production capacity basis.

Production and Inventories

During the three and nine months ended April 30, 2013, the Palangana Mine produced 69,000 and 146,000 pounds of uranium concentrates while the Hobson Facility processed 71,000 and 154,000 pounds of uranium concentrates. During the three and nine months ended April 30, 2012, the Palangana Mine produced 34,000 and 139,000 pounds of uranium concentrates while the Hobson Facility processed 37,000 and 148,000 pounds of uranium concentrates.

At April 30, 2013, the total value of inventories was $1,237,161 of which $1,013,054 (82%) represents the value of finished goods-uranium concentrates, $83,435 (7%) represents the value of work-in-progress and $140,672 (11%) represents the value of supplies. The cash component of the total value of inventories was $984,633, and the non-cash component of the total value of inventory was $252,528.

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

At April 30, 2013, the Company had available for sale a total of 37,000 pounds of uranium concentrates (July 31, 2012: 53,000 pounds).

SUMMARY OF QUARTERLY RESULTS

	For the Quarters Ended
	30-Apr-13	31-Jan-13	31-Oct-12	31-Jul-12

Sales	$2,789,325	$2,103,750	$2,153,250	$7,517,400
Gross profit	518,058	12,465	290,141	2,566,214
Net loss	(3,900,045)	(5,588,210)	(7,297,623)	(4,753,814)
Total comprehensive loss	(3,900,279)	(5,591,888)	(7,298,104)	(4,791,400)
Basic and diluted loss per share	(0.05)	(0.06)	(0.09)	(0.06)
Total assets	67,927,245	72,188,198	76,682,464	85,143,395

	For the Quarters Ended
	30-Apr-12	31-Jan-12	31-Oct-11	31-Jul-11

Sales	$-	$3,120,000	$3,120,000	$-
Gross profit	-	1,379,232	1,699,914	-
Net loss	(8,224,351)	(6,547,244)	(5,558,311)	(5,563,510)
Total comprehensive loss	(8,225,333)	(6,546,976)	(5,572,764)	(5,639,301)
Basic and diluted loss per share	(0.10)	(0.09)	(0.07)	(0.06)
Total assets	88,258,690	62,967,078	68,652,813	65,390,985

LIQUIDITY AND CAPITAL RESOURCES

	April 30, 2013	July 31, 2012
Cash and cash equivalents	$8,980,541	$25,015,284
Working capital	7,625,543	22,472,302
Total assets	67,927,245	85,143,395
Total liabilities	7,943,844	9,222,914
Shareholders' equity	59,983,401	75,920,481

At April 30, 2013, the Company had $8,980,541 in cash and cash equivalents and working capital of $7,625,543. Net cash decreased by $16,034,743 during the nine months ended April 30, 2013 compared to $4,523,452 during the nine months ended April 30, 2012.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2013 was $15,135,772 (nine months ended April 30, 2012: $18,649,970). Significant operating expenditures include production costs, mineral property expenditures and general and administrative expenses. During the nine months ended April 30, 2013, the Company incurred expenditures totaling $112,388 (nine months ended April 30, 2012: $737,130) for cash settlement of asset retirement obligations and made a cash payment of $149,194 to settle certain obligations relating to liquidated damages assumed as part of the acquisition of Concentric Energy Corp. (nine months ended April 30, 2012: $Nil).

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2013 was $21,413 (nine months ended April 30, 2012: $20,131,271) resulting from cash provided by the issuance of common shares of $43,564 from the exercise of stock options (nine months ended April 30, 2012: $21,499,668 from the issuance of common shares for an equity financing), offset by cash used in payments to related parties of $22,151 (nine months ended April 30, 2012: cash received from related parties of $2,089). During the nine months ended April 30, 2012, cash paid for settlement of convertible debentures totaled $1,370,486.

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2013 was $920,384 (nine months ended April 30, 2012: $6,004,753), resulting primarily from the acquisition of mineral rights and properties of $271,833 (nine months ended April 30, 2012: $4,139,357), purchase of property, plant and equipment of $156,432 (nine months ended April 30, 2012: $947,560) and an increase in reclamation deposits of $497,119 (nine months ended April 30, 2012: $917,836).

Stock Options and Warrants

At April 30, 2013, the Company had stock options outstanding to purchase 8,953,876 shares and share purchase warrants outstanding to purchase 661,553 shares. The outstanding stock options have a weighted average exercise price of $2.03 per share and the outstanding warrants have a weighted average exercise price of $2.47 per share. At April 30, 2013, outstanding stock options and warrants totaled 9,615,429 shares issuable for gross proceeds of approximately $19,752,000 should these options and warrants be exercised in full. At April 30, 2013, outstanding in-the-money stock options and warrants totaled 3,358,878 shares issuable for gross proceeds of approximately $1,783,000 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and there is no assurance that any of these stock options or warrants will be exercised in the future.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

During the three and nine months ended April 30, 2013, the Company had transactions with certain officers and directors of the Company as follows:

  Incurred $42,409 and $126,323 (three and nine months ended April 30, 2012: $39,455 and $90,315) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  Incurred $9,000 and $27,000 (three and nine months ended April 30, 2012: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

During the nine months ended April 30, 2012, the Company incurred $131,176 in consulting fees paid to a company controlled by a former director of the Company.

At April 30, 2013, amounts due to related parties totaled $25,292 (July 31, 2012: $47,443). These amounts are unsecured, non-interest bearing and due on demand.

PLAN OF OPERATIONS

Our primary plan of operations for the next twelve months is to expand production at the Palangana Mine, continue development of the Goliad Project towards production and continue with the exploration of our mineral projects. During the nine months ended April 30, 2013, the Company received final authorization for initiating production at the Goliad Project.

At April 30, 2013, the Company had $9.0 million in cash and cash equivalents and working capital of $7.6 million. The Company realized revenue from the sale of uranium concentrates during the nine months ended April 30, 2013 and during the fiscal year ended July 31, 2012, however, it has a history of operating losses and significant negative cash flow since inception. Planned principal operations have commenced and existing cash resources along with forecasted uranium sales and available sources of financing are expected to provide sufficient funds to carry out our plan of operations for the next twelve months. The Company’s continuation as a going concern for a period longer than twelve months will be dependent upon the Company’s ability to obtain adequate financing, as future capital expenditures of the Company are expected to be substantial. It is anticipated that additional financing will be in the form of equity financing from the sale of the Company’s common stock, or other appropriate methods. We cannot provide any assurance that we will be able to generate sufficient financing from the sale of our common stock or other capital raising options to fund our plan of operations and intended growth. In the absence of such financing, we may not be able to continue exploration or development of our mineral rights, possibly leading to their abandonment. Other options would include entering into joint venture arrangements to continue advancing the Company’s mineral projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

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

MATERIAL COMMITMENTS

Material commitments of the Company since the filing of the Form 10-K for the fiscal year ended July 31, 2012 changed by the following:

  Fixed contract commitments for office space have decreased by $30,000 during the nine months ended April 30, 2013; and
  Commitments for consulting agreements have decreased by $80,000 as a result of terminating, entering into and renewing existing consulting agreements.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about May 17, 2012, the Company received notification of a lawsuit filed in the State of Texas, in the 229th District Court of Duval County, by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. A settlement was reached through a Settlement and Release Agreement executed on April 24, 2013 and this lawsuit was dismissed on May 6, 2013.

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

The Company has a history of significant negative cash flow and accumulated deficit since its inception to April 30, 2013 of $137.6 million. Although we generated revenue of $13.8 million from sales of uranium concentrates during the year ended July 31, 2012 and $7.0 million for the nine months ended April 30, 2013, we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Historically, we have been reliant primarily on equity financings to fund our ongoing operations and we expect this reliance to continue for the foreseeable future.

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

Historically, we have relied on equity financing as our primary source of financing. Our ongoing reliance on equity financing and its availability whenever such additional financing is required will be dependent on many factors, including but not limited to general market conditions and the market value of our common stock. We may also be required to seek other forms of financing such as joint ventures, debt financing or other arrangements. We also filed 33 a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million (of which approximately $22.5 million was sold in our public offering that closed on April 10, 2012). However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities during our fiscal quarter ended April 30, 2013 that were not registered under the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2013, the Company’s Palangana project was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: June 5, 2013

/s/ “Mark Katsumata”
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
Date: June 5, 2013