Form 10-K
period 2013-07-31
URANIUM ENERGY CORP
filed 2013-10-15
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________.

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of	(I.R.S. Employer Identification No.)
organization)

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
Yes [   ]   No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently second fiscal quarter ($2.25 on January 31, 2013) was approximately $183,360,000

The registrant had 86,200,024 shares of common stock outstanding as of October 9, 2013.

__________

ii

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". Any one or more of these factors may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;
  business plans; and
  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of these risks and assumptions include:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

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

iii

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

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. Effective December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. (“STMV”), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. (the “STMV Acquisition”). On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. Effective May 24, 2011, we acquired a 100% in interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. Effective September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. Effective March 30, 2012, we acquired a 100% interest in Cue Resources Ltd., a formerly publicly-traded company incorporated in the Province of British Columbia, Canada.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas 78401 and 1111 West Hastings Street, Suite 320, Vancouver, British Columbia, Canada V6E 2J3.

General Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. Our fully-licensed and 100%-owned Hobson Processing Facility (the “Hobson Facility”) forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, utilizing in-situ recovery mining. As a central processing site, the Hobson Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process uranium-loaded resins up to a total of one million pounds of U3O8 annually from our Palangana Mine and from future satellite mining activities, such as our Goliad Project, located within the South Texas Uranium Belt. Since the commencement of uranium extraction in November 2010 to July 31, 2013, the Hobson Facility has processed 517,000 pounds of triuranium octoxide (“U3O8”).

At July 31, 2013, we had mineral exploration interests located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay. We acquired these mineral rights for the purposes of uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Many of the areas in which we have interests in are located in historically successful mining areas and have been the subject of past exploration activities by other mining companies. Specific exploration targets may be identified internally by our geological team by utilizing this prior exploration work combined with our extensive exploration database.

During Fiscal 2013:

  we continued uranium recovery at Production Areas-1 and 2 of the Palangana Mine and in December 2012, commenced uranium extraction at Production Area-3, while permitting, exploration and pre-extraction activities continued at Production Areas-4, 5 and 6;
  we processed a total of 194,000 pounds of U3 O8 at the Hobson Processing Facility;
  we completed four sales of uranium concentrates totaling 220,000 pounds generating revenues of $9.0 million;

  we received final uranium extraction authorization for the Goliad Project from the Texas Commission on Environmental Quality, including an Aquifer Exemption for which the required concurrence from the Environmental Protection Agency was received;
  we completed a drill program with 179 exploration holes totaling 75,800 feet of drilling for the Burke Hollow Project located in Texas;
  we completed a drill program with 43 exploration holes totaling 39,340 feet of drilling for the Channen Project located in Texas; and
  we closed a $20 million senior secured loan facility whereby we received an initial funding of $10 million at an interest rate of 8% per annum for a two-year term. Additional funding of $5 million is available for draw-down by us on or before January 31, 2014, subject to certain conditions, and a further additional funding of $5 million is available for draw-down by us on or before July 31, 2014, subject to certain conditions, all at a standby fee of 4% per annum. The proceeds of the credit facility are limited by contract for use on the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

Subsequent to Fiscal 2013, we announced on September 5, 2013 by press release our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine will operate at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project are expected to continue as planned, as well as further exploration and permitting activities at the Burke Hollow Project.

Uranium Industry Background

Nuclear generation in the United States was about 771 billion kilowatt-hours in 2012, down slightly from 19.2% to 19.0% of the country’s total electrical generation compared to 2011. The U.S. remains the world’s largest consumer of uranium with the U.S. Energy Information Administration showing about 50 million pounds (U3O8) loaded into U.S. reactors in their most recent annual data. However, domestic production amounted to less than 8.5% of this consumption, coming in at 4.2 million pounds in 2012. As of July 2013, the operating U.S. reactor fleet has been reduced from 104 to 100 reactors, however there are 5 new commercial reactors currently in various stages of construction (Vogtle 3 & 4, Summer 2 & 3 and Watts Bar 2).

Uranium production around the globe increased about 9% over the past year to about 152 million pounds of U3O8. About 125 million pounds or 82% of this production came from Africa, Australia, Canada and Kazakhstan according to Ux Consulting Company (“UxC”) – a uranium market information source. Kazakhstan remained the world’s largest producer, with over 55 million pounds produced or about 37% of the world’s total production. The projects in these areas are primarily controlled by five major producers, although some of their projects also involve joint ventures with other entities.

With the world’s population exceeding 7 billion people and growing, the need for electricity is rising and is an important driver for the projected long term increase in uranium demand. Planned reactor growth in countries like China, South Korea, United Arab Emirates, India, Saudi Arabia, Russia and others are testimony to the overall confidence in nuclear power to provide safe, economical, carbon free energy as part of their supply mix. Currently, the World Nuclear Association (“WNA”) shows 432 reactors operating, 68 new reactors under construction, 162 reactors planned or on order and another 316 proposed. Translated into uranium demand, UxC projects an increase from about 171 million pounds in 2013 to over 207 million pounds in 2020 and about 262 million pounds by 2027.

Japan’s Fukushima Daiichi accident, occurring as a result of the March 11, 2011 earthquake and subsequent tsunami, continues to have a substantial impact on the nuclear industry. While new safety programs are being implemented from Fukushima lessons learned, Japan’s nuclear fleet remains largely offline and is contributing to a near term oversupply condition in the uranium market. Since the event, uranium spot market prices have fallen over 50% from $73.00/pound to $34.50/pound at the end of July 2013. Long Term prices have also weakened, dropping from the $73.00/pound area into the $54.00/pound area. By the end of 2012, the price drop had resulted in the deferral or cancellation of several large uranium projects, removing 27 million pounds of supply that was projected to be online by 2021. We believe this further exacerbates the growing longer term gap between production and consumption and likely to increase the prospects for an eventual strong rebound in uranium prices.

World reactor requirements were about 174 million pounds in 2012, exceeding the 152 million pounds of total production by about 22 million pounds. Absent new production, this disparity could be expected to become more pronounced, with the gap increasing to near 50 million pounds by 2020 (UxC Uranium Market Outlook Q3-2013). While projections show the gap could be filled with new production, there is question whether or not “Planned and Potential” production comes on line in accordance with expectations. So far, the gap between primary production and reactor demand is being filled with secondary market sources. This includes the U.S. DOE excess uranium inventories and the approximately 24 million pound per year Russian/U.S. Megatons to Megawatts (HEU) agreement that expires in 2013.

Ultimately, supply and demand fundamentals will dictate the direction of future uranium pricing. Fifty percent of existing production has full costs above the recent spot market price of $35/pound. Most planned projects have costs well above $50/pound and many industry executives and analysts, including J.P. Morgan have stated a minimum acceptable price to encourage new hard-rock production is between $75 and $85 per pound. The question of producers going forward with planned and potential production projects is fast becoming a supply side issue that has significant potential to force uranium prices upward. Also of importance, UxC notes “a very steep unfilled requirements curve coincided with the price run-up in the 2004-2006 period”. The curve is again steep at about 60 million pounds 4 years out and about 80 million pounds 6 years out. UxC also notes “importantly, the twelve-year forward unfilled requirements total, which was 125 million pounds in 2008 is now 200 million pounds.”

In-Situ Recovery Mining

We utilize in-situ (“ISR”) recovery uranium mining for our Palangana Mine and will continue to utilize ISR mining whenever such alternative is available to conventional mining. When compared to conventional mining, ISR mining requires lower capital expenditures and has a reduced impact on the environment, as well as a shorter lead time to uranium recovery.

ISR mining involves circulating oxidized water through an underground uranium deposit, dissolving the uranium and then pumping the uranium-rich solution to the surface for processing. Leaching solution enters the formation through a series of injection wells and is drawn to a series of communicating extraction wells. To create a localized hydrologic cone of depression in each wellfield, more groundwater will be produced than injected. Under this gradient, the natural groundwater movement from the surrounding area is toward the wellfield, providing control of the injection fluid. Over-extraction is adjusted as necessary to maintain a cone of depression which ensures that the injection fluid does not move outside the permitted area.

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

Each project is divided into a mining unit known as a Production Area Authorization (“PAA”) which lies inside an approved Mine Permit Boundary. Each PAA will be developed, extracted and restored as one unit and will have its own set of monitor wells. It is common to have multiple PAAs in extraction at any one time with additional units in various states of exploration, pre-extraction and/or restoration.

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

With a physical capacity to process two million pounds of U3O8 annually and a license to process up to one million pounds annually, Hobson is a central processing site designed to process uranium-loaded resins from our Palangana Mine and has the additional capacity to process uranium-loaded resins from other satellite mining activities within the South Texas Uranium Belt as they enter uranium extraction. The Company utilizes a “hub-and-spoke” strategy in South Texas whereby Hobson acts as its central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, such as the Goliad Project, (the “spokes”) located within the South Texas Uranium Belt.

Palangana Mine

Palangana is an ISR mine with a prior uranium extraction history located in the South Texas uranium belt located approximately 100 miles south of the Hobson Facility. Over 4,000 historic exploration, pre-extraction and extraction holes were drilled at Palangana by Union Carbide Corp (“Union Carbide”), Chevron Corporation and Everest Exploration, Inc. Union Carbide extracted uranium at the project in the mid to late 1970’s with ISR technology. Harry Anthony, the Company’s former Chief Operating Officer, was a member of Union Carbide’s ISR mining team and oversaw the mining activities for this project.

In November 2010, Palangana commenced uranium extraction using ISR mining. In January 2011, Hobson began processing resins received from Palangana. During Fiscal 2012, the Palangana Mine yielded 183,000 pounds of uranium concentrates. Since the commencement of uranium extraction in November 2010 to July 31, 2013, the Hobson Facility has processed 517,000 pounds of uranium concentrates.

Material Relationships Including Long-Term Delivery Contracts

We entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. This contract represents the only material relationship that we have with respect to its sales of U3O8. During Fiscal 2013, we sold 220,000 pounds of U3O8 at an average price of $41 per pound, of which 170,000 pounds of U3O8 were sold under this contract, with the remaining 50,000 pounds sold on the spot market. At July 31, 2013, a delivery commitment due during Fiscal 2014 of 30,000 pounds of U3O8 remained outstanding under this contract.

Given that there are up to approximately 60 different companies as potential buyers in the uranium market, we are not substantially dependent upon any single customer in the uranium market to purchase the uranium extracted by us.

Seasonality

The timing of our uranium concentrate sales are business decisions dependent upon factors such as extraction results from our mining activities, cash requirements, contractual requirements and perception of the uranium market. As a result, our sales are neither tied to nor dependent upon any particular season. In addition, our ability to extract and process uranium does not change on a seasonal basis. Over the past ten years, uranium prices have tended to decline during the third quarter before rebounding during the fourth quarter, but there does not appear to be a strong correlation.

Goliad Project

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

Burke Hollow Project

During Fiscal 2012, the Company entered into a mining lease and surface use agreement granting the Company the exclusive right to explore, develop and mine for uranium on the Burke Hollow Project located in Bee County, Texas.

Channen Project

During Fiscal 2012, the Company entered into a lease option agreement granting the Company the exclusive right to explore for uranium and enter into a mining lease and surface use agreement on the Channen Project located in Goliad County, Texas. The lease option agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period originally ending December 31, 2013 which was extended to May 31, 2015. Total consideration paid by the Company was $428,164 in cash.

Anderson Project

Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 and effective September 9, 2011 (the “Merger Agreement”), the Company merged with Concentric Energy Corp. (“Concentric”) resulting in the acquisition of an undivided 100% interest in the Anderson Project located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric’s shareholders received 0.1075 of one share of the Company’s common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 shares of the Company exercisable at prices ranging from $9.30 to $65.12 per share to the former holders of Concentric share purchase warrants.

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

Workman Creek Project

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. an undivided interest in the Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty payment of $100,000. The Company has an exclusive right and option to acquire one-half of the net smelter revenue royalty (or 1.5%) for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

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

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (“RCT”), the Texas Commission on Environmental Quality (“TCEQ”) and the Environmental Protection Agency (“EPA”).

In Texas, an exploration permit is the initial permit granted by the RCT that authorizes drilling activities inside an approved exploration boundary. The permit authorizes specific drilling and plugging procedures including documentation for every borehole drilled. All documentation is submitted to the RCT on a monthly basis and every borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2013, the Company held two exploration permits in Goliad County, one exploration permit in Duval County and two exploration permits in Bee County.

Before uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2013, the Company held two Mine Area Permits, one for the Palangana Mine and another for the Goliad Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to insure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash, includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2013, the Company held RMLs for its Palangana Mine, Goliad Project and the Hobson Facility.

Production Area Authorization (“PAA”) applications are also required for submission to the TCEQ to establish specific extraction areas inside the Mine Area Permit boundary. These are typically 30 to 100 acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and also establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2013, the Company held three PAA permits for its Palangana Mine and one for its Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2013, the Company held a Class I disposal well permit for its Palangana Mine, the Hobson Facility and the Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the United States Environmental Protection Agency (“EPA”). The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy and the EPA must have granted an aquifer exemption upon the state’s request. Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA. The aquifer exemption request is submitted by the Company to the TCEQ, and once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance. At July 31, 2013, the Company held an aquifer exemption for the Palangana Mine and an aquifer exemption for the Goliad Project.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

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

Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs. Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

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

Employees

Amir Adnani is our President and Chief Executive Officer, and Mark Katsumata is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts. Harry Anthony served as our Chief Operating Officer throughout our fiscal year ended July 31, 2013 but resigned from that position effective September 27, 2013. As of July 31, 2013, we had 91 persons employed on a full-time basis and seven individuals on a full-time contract basis providing ongoing services to the Company.

Available Information

The Company’s website address is www.uraniumenergy.com and our annual reports on Form 10-K and quarterly reports on Form 10-Q, and amendments to such reports, are available free of charge on our website as soon as reasonably practicable after such materials are filed or furnished electronically with the United States Securities and Exchange Commission (the “SEC”). These same reports, as well as our current reports on Form 8-K, and amendments to those reports, filed or furnished electronically with the SEC are available for review at the SEC’s website at www.sec.gov. Printed copies of the foregoing materials are available free of charge upon written request by email at info@uraniumenergy.com. Additional information about the Company can be found at our website, however, such information is neither incorporated by reference nor included as part of this or any other report or information filed with or furnished to the SEC.

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

Risks Related to our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and net losses to date. Furthermore, our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described under Corporate Organization of Item 1. Business, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction utilizing in-situ recovery for the first time at the Palangana Mine and processed those materials at the Hobson Facility into drums of U3O8, our only sales product and source of revenue. We generated revenues from sales of U3O8 during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay.

We have a history of significant negative cash flow and accumulated deficit since inception to July 31, 2013 of $142.7 million. For Fiscal 2013, 2012 and 2011, we incurred net losses of $21.9 million, $25.1 million and $27.4 million, respectively. Although we generated revenues from sales of uranium concentrates during Fiscal 2013 and 2012 of $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from operations. Furthermore, we do not expect to achieve profitability or develop positive cash flow from operations in the near term, which may never happen. Historically, we have been reliant primarily on equity financings and, most recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration, pre-extraction and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities has many risks and uncertainties including, but not limited to: (i) a significant, pro-longed decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities on our existing uranium projects. There is no assurance, however, that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delay, curtailment or abandonment of any one or all of our uranium projects.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, most recently, on debt financing to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors, including but not limited to general market conditions and the market value of our common stock. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate public offering of $50 million of which approximately $22.5 million was sold in our public offering which closed on April 10, 2012. We may also be required to seek other forms of financing, such as joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

However, factors beyond our control such as, but not limited to, volatility in the global financial markets affecting our stock price, the status of the worldwide economy and the market price of uranium may pose significant challenges to our ability to access additional financing, including access to the equity and credit markets. There is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Restrictive covenants in the credit agreement governing our indebtedness may restrict our ability to pursue our business strategies.

Under our $20 million secured credit facility, we received initial funding in the amount of $10 million, with an additional $5 million available for draw-down pursuant to a second advance and a further additional $5 million available for draw-down pursuant to a third advance, in each case in accordance with the terms of a credit agreement. The credit agreement includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness.

If we are unable to service our indebtedness, we could lose the assets securing our indebtedness.

Our ability to make scheduled payments depends on our financial condition and operating performance, which are subject to prevailing economic, competitive, legislative and regulatory conditions beyond our control. We may be unable to generate a level of cash flow from operating activities sufficient to permit us to pay the principal, interest and standby fees on our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and the enforcement by the lenders against the assets securing our indebtedness. Our credit facility is secured by our Hobson Processing Facility and the Goliad mineral leases, and in the event of the advance of the final $5 million, would be required to be secured by our Palangana mineral leases. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

Our uranium extraction and sales history is limited, with our uranium extraction originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our revenues, results of operations and financial condition.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, the Palangana Mine, which has been our sole source for the uranium concentrates sold to generate our revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to, (i) a significant, pro-longed decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or become uneconomical, and if we are unable to directly acquire or develop our existing uranium projects into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to continue generating revenues. Any one or more of these occurrences may adversely affect our results of operations and financial condition.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our uranium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: delays, reductions or stoppages in our mining activities; increased capital and/or extraction costs; damage to, or destruction of, our mineral projects, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

Success in uranium exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable uranium is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the uranium ceases to be economically recoverable. Uranium exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable uranium, in which case the uranium project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the funds that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium and develop these uranium projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our uranium projects.

Whether an ore body contains commercially recoverable uranium depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the deposit such as size, grade, recovery rates and proximity to infrastructure; (ii) the market price of uranium, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation.

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. Since we commenced extraction of mineralized materials at the Palangana Mine without having established proven and probable reserves, it may result in our mining activities at the Palangana Mine, and at any future uranium projects for which proven and probable reserves are not established, being inherently riskier than other mining activities for which proven and probable reserves have been established.

We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not be in any way associated with having established or produced from proven or probable reserves.

Since we are in the Exploration Stage, pre-production expenditures including those related to pre-extraction activities are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies in the Production Stage.

Despite the fact that we commenced uranium extraction at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time we exit the Exploration Stage. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Companies in the Production Stage as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mill and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

We have recorded estimated reclamation obligations relating to our uranium projects which may be exceeded by the actual reclamation costs when incurred in the future.

We are responsible for certain reclamation obligations in the future, primarily for the Hobson Facility and the Palangana Mine, and have recorded a liability on our balance sheet to recognize such estimated reclamation costs. There is a risk, however, that the actual reclamation costs when incurred in the future will exceed the estimated amounts recorded, which will adversely affect our results of operations and financial performance.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against general commercial liability claims and certain physical assets used in our operations, subject to exclusions and limitations, however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities, which risks may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

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

Uranium exploration and pre-extraction programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state, and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

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

Uranium exploration and pre-extraction programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations, which include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

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

The marketability of uranium concentrates extracted by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, fluctuations in the market price of uranium, governmental regulations, land tenure and use, regulations concerning the importing and exporting of uranium and environmental protection regulations. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to receive an adequate return on our invested capital.

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

Due to the nature of our business, we may be subject to legal proceedings which may divert management’s time and attention from our business and result in substantial damage awards.

Due to the nature of our business, we may be subject to numerous regulatory investigations, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 3. Legal Proceedings. No reserves have been established for any potential liability relating to these lawsuits. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, results of operations or financial position.

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel.

Our success is dependent on the efforts, abilities and continued service of certain senior officers and key employees and consultants. A number of our key employees and consultants have significant experience in the uranium industry. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire a suitable replacement.

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

The laws of the State of Nevada and our Articles of Incorporation may protect our directors and officers from certain types of lawsuits.

The laws of the State of Nevada provide that our directors and officers will not be liable to the Company or its stockholders for monetary damages for all but certain types of conduct as directors and officers of the Company. Our Bylaws provide for broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, and may have the effect of preventing stockholders from recovering damages against our directors and officers caused by their negligence, poor judgment or other circumstances.

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

Risks Related to Our Common Stock

Historically, the market price of our common stock has been and may continue to fluctuate significantly.

On September 28, 2007, our common stock commenced trading on the NYSE MKT Equities Exchange (formerly known as the American Stock Exchange and the NYSE Amex Equities Exchange) and prior to that, traded on the OTC Bulletin Board.

The global markets have experienced significant and increased volatility, especially over the recent past, which have been impacted by the effects of mass sub-prime mortgage defaults and liquidity problems of the asset-backed commercial paper market, resulting in a number of large financial institutions requiring government bailouts or filing for bankruptcy. The effects of these past events and any similar events in the future may continue to or further affect the global markets, which may directly affect the market price of our common stock and our accessibility for additional financing. Although this volatility may be unrelated to specific company performance, it can have an adverse effect on the market price of our shares which, historically, has fluctuated significantly and may continue to do so in the future.

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events, including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident such as the events in Fukushima in March 2011; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, pre-extraction or extraction activities, including abandonment of key uranium projects; (v) sales of a large number of our shares held by certain stockholders including institutions and insiders; (vi) downward revisions to previous estimates on us by analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; and (ix) introduction of technological innovations by competitors or in competing technologies.

A prolonged decline in the market price of our common stock could affect our ability to obtain additional financing which would adversely affect our operations.

Historically, we have relied on equity financing and most recently, on debt financing, as primary sources of financing. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 750,000,000 shares of common stock of which 86,032,285 shares were issued and outstanding as of July 31, 2013. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million of which approximately $22.5 million has been utilized.

We are subject to the Continued Listing Criteria of the NYSE MKT and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE MKT. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE MKT may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE MKT’s listing requirements; if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

General

At July 31, 2013, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processed material extracted from the Palangana Mine.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine.

Texas Processing Facility and Projects

The following map shows the location of our Hobson Processing Facility and main projects in Texas:

Hobson Processing Facility

Property Description and Location

The Hobson Processing Facility (the “Hobson Facility”) is a fully-licensed and permitted in-situ recovery (“ISR”) uranium processing plant designed to process uranium-loaded resins from satellite ISR mining facilities to the final product, U3O8 or yellowcake. The Hobson Facility was originally constructed in 1978 and served as a central processing site for several satellite ISR mining projects until 1996. It was completely refurbished in 2008 and on December 18, 2009, we acquired the Hobson Facility through the acquisition of South Texas Mining Venture, L.L.P.

The Hobson Facility is located in Karnes County, Texas on a 7.286 -acre leased tract of land, approximately one mile south of the community of Hobson and about 100 miles northwest of Corpus Christi, Texas. The surface lease of the Hobson Facility is for an initial term of five years commencing May 30, 2007, and thereafter so long as uranium, thorium and other fissionable or spatially associated substances are being processed or refined without cessation of more than five consecutive years.

The Hobson Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, which provides for the capacity to process uranium-loaded resins from a number of satellite ISR mining facilities in South Texas. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as our central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, such as the Goliad Project, (the “spokes”) located within the South Texas Uranium Belt.

In January 2011, the Hobson Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then to July 31, 2013, the Hobson Facility has processed 517,000 pounds of uranium concentrates.

Uranium Processing System

Once the uranium-loaded resin from the satellite ISR mining facility is delivered to the Hobson Facility by semi-truck/trailer, the material is transferred and placed in a pressure vessel for elution which involves flushing with a brine solution. The uranium is stripped from the resin in a three-stage elution process and concentrated into a rich eluate tank, at which point the solution is analyzed for total uranium concentration. After the uranium is eluted from the resin, the resin is washed to remove excess brine solution, transferred back to the trailer and returned to the satellite ISR mining facility to again begin the cycle of capturing uranium from the wellfield, transport to Hobson and subsequent elution.

The uranium-rich solution remaining at the Hobson Facility after elution is agitated and chemicals are added to precipitate the uranium. In this precipitation process, sulfuric acid is added to reduce the pH to between 2 and 3.

Hydrogen peroxide (“H2O2”) is then added at the rate of 0.2 -0.5 pounds of H2O2 per pound of uranium while maintaining the pH of the solution between 2 and 3 using sodium hydroxide. Once the precipitation reaction is complete, the solution is allowed to set in order for the uranium to precipitate and settle to the bottom of the tank. The excess overflow is decanted to a storage tank or to the waste disposal system. All waste process solutions from the plant area report to a chemical waste storage tank and waste solutions are pumped to a Class I, non-hazardous, waste disposal well system.

The remaining material, at approximately 3-5% solids, is pumped to a filter press where the uranium is separated from the liquid. After the uranium, or yellowcake, has been filtered, fresh water is pumped through to remove the entrained salts, with the resulting liquids pumped to the fresh eluate makeup system or the waste disposal system. From the filter press, the thickened yellowcake, at 50 to 60 percent solids, is transferred to the drying package for drying and drumming. A zero-emissions vacuum dryer removes moisture from the yellowcake and a scrubber system removes these vapors from the dryer and discharges the gases to an exhaust stack. The dried yellowcake is packaged in 55 gallon drums. Each drum is weighed, cleaned, surveyed and analyzed, after which it is transferred to a temporary yellowcake storage area at the Hobson Facility. Once approximately one truckload is accumulated, the drums are then shipped to a third-party storage and sales facility.

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

Mineral Titles

At July 31, 2013, there were 13 leases covering 9,614 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,000 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth lease which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

Lease ownership is held by STMV, which is wholly-owned by the Company.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

Elevations of the Palangana Mine from the surface range from about 410 feet to 500 feet above sea level.

Climate and Length of Operating Season

The region's subtropical climate allows uninterrupted, year-round mining activities. Temperatures during the summer range from 75°F to 95°F, although highs above 100°F are common while winter temperatures range from 45°F to 65°F. Humidity is generally over 85% year-round and commonly exceeds 90% during the summer months. Average annual rainfall is 30 inches. The climate is characterized by a warm desert-like to subtropical climate and low gentle relief with elevations of 300 to 500 feet above sea level.

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

Local Resources and Infrastructure

The entire infrastructure is in place including office buildings, access roads, electrical power and maintenance faculties. Each property has sources of water for drilling operations for both exploration and extraction drilling.

Manpower

A nearby workforce of field technicians, welders, electricians, drillers and pipefitters exists in the local communities. The technical workforce for facility operations has largely disappeared from the area although ample qualified resources can be found in the South Texas area from the petrochemical industry.

History Prior to Acquisition by the Company

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome's gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI's exploration work are unavailable. However, both CSI and the U.S. Atomic Energy Commission estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 cut-off grade, a minimum mining thickness of three feet, and widely spaced drilling on a nominal 200 foot exploration grid. Union Carbide acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and Union Carbide dropped the property. Union Carbide reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, Union Carbide drilled over 1,000 exploration and development holes and installed over 3,000 injection-extraction holes in a 31 acre block.

Union Carbide attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 lbs. of U3O8 were produced from portions of a 31 acre wellfield block. The extraction pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The Union Carbide ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic extraction area lies on the western side of the dome.

Union Carbide placed the property leases up for sale in 1980. In 1981, Chevron Corporation acquired the Union Carbide leases and conducted their own resource evaluation. After the price of uranium dropped to under US$10/lb, General Atomics acquired the property and dismantled the processing plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990’s. In 2005, Everest Exploration Inc. (“EEI”) acquired the Palangana property and later joint ventured with Energy Metals Corp. (“Energy Metals”) through the formation of STMV. An independent consultant, Blackstone (2005) estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior Union Carbide leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PAA-1 and PAA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009, the remaining holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, the Company acquired 100% ownership of STMV.

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

Figure 2: Schematic view of a typical uranium roll-front configuration

The red area is the uranium mineralization deposited at the interface between the oxidized (up gradient) sand shown in yellow and the reduced (down gradient) sand shown in gray. The up gradient sand has been altered by oxidizing groundwater that carried the uranium that was deposited in the roll-front at the oxidation/reduction (redox) interface. The uranium mineralization is hydrologically confined by an upper and lower confining layer of shale or mudstone. At wellfields, extraction (pumping) wells have been completed near the center of the roll-front and are fed lixiviate (leach solutions) by injection wells on each side of the front.

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

Update to July 31, 2013

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2013, the Hobson Facility has processed 517,000 pounds of uranium concentrates extracted directly from the Palangana Mine. A status summary by production area is provided below:

1)

PAA-1: All permits have been received and PAA1 is in uranium extraction utilizing ISR methods. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, well control facilities and wellfields were completed with 194 injection and extraction wells drilled. Included in these numbers are infield drilling efforts, where an additional 59 wells were drilled in an effort to increase uranium recovery;

2)

PAA-2: All permits have been received and uranium extraction commenced in March 2012 utilizing ISR methods. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, well control facilities and wellfields were completed with 61 injection and extraction wells drilled. Included in these numbers are infield drilling efforts, where an additional three wells were drilled in an effort to increase uranium recovery;

3)

PAA-3: A total of 220 holes were drilled for mineral trend exploration and delineation. All permits have been received and uranium extraction commenced in December 2012 utilizing ISR methods. Well control facilities and wellfields have been completed with 80 injection and extraction wells and 40 monitor wells drilled. Included in these numbers are infield drilling efforts, where an additional 25 wells were drilled in an effort to increase uranium recovery;

4)

PAA-4: A total of 166 holes were drilled for mineral trend exploration and delineation and 43 holes for monitor wells drilled. All monitor wells were sampled for baseline parameters and a pumping test was completed. The PAA-4 application was prepared concurrent with a technical report for the pumping test and submitted to the TCEQ in May 2013 which application has been acknowledged as administratively complete and is currently under technical review;

5)

PAA-5: A total of 39 were drilled for mineral trend exploration and delineation and one hole for monitor wells drilled. Mine permit and aquifer exemption amendment applications were submitted to the TCEQ in May 2013 which applications have been acknowledged as administratively complete and are under technical review; and

6)

PAA-6: Mine permit, Radioactive Material License and aquifer exemption amendment applications were submitted to the TCEQ in May 2013 which applications have been acknowledged as administratively complete and are under technical review.

The following table summarizes the Palangana Mine uranium extraction results for Fiscal 2013, 2012 and 2011:

			Average	Average
Fiscal	Flow	Extracted	Grade	Recovery
Year	(Gallons)	(lbs U308)	(% U308)	(% U308	) (1)
2013	559,691,700	194,000	0.0042	15%	(2)
2012	539,467,600	198,000	0.0044	19%	(3)
2011	248,211,400	125,000	0.0058	14%	(4)

Notes:

(1)	Recovery rate is calculated based on pounds extracted divided by our estimate of mineralized pounds in PAA-1, 2 and 3 as follows:
	a.	Estimate of mineralized pounds in PAA-1: 895,063 lbs.
	b.	Estimate of mineralized pounds in PAA-2: 157,362 lbs.
	c.	Estimate of mineralized pounds in PAA-3: 255,955 lbs.
	d.	Total estimate of mineralized pounds in PAA-1, 2 and 3: 1,308,380 lbs.
(2)	Extraction of pounds and recovery rate is based on Fiscal 2013 mining in PAA-1, 2 and 3.
(3)	Extraction of pounds and recovery rate is based on Fiscal 2012 mining in PAA-1 and 2.
(4)	Extraction of pounds and recovery rate is based on Fiscal 2011 mining in PAA-1 only.

The following table summarizes the drill holes completed by the Company during Fiscal 2013:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	13	610	574
PAA-2	2	330	313
PAA-3	36	420	392
PAA-4	43	440	385
PAA-5	-	N/A	N/A

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of the STMV Acquisition, to July 31, 2013:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	194	610	541
PAA-2	61	370	305
PAA-3	340	620	397
PAA-4	209	640	437
PAA-5	40	520	370
SW Garcia	6	620	568
Dome	56	500	355

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced extracting mineralized materials at the Palangana Mine without having established proven and probable reserves, any mineralized materials established or extracted from the Palangana Mine should not be in any way associated with having established or produced from proven or probable reserves.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of 18 leases covering 1,862 acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28 d 52' 7" N latitude, 97 d 20' 36" W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods. A location map for the Goliad Project is shown below:

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

At July 31, 2013, we held 18 leases ranging in size from 14 acres to 293 acres, for a total of 1,862 acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease.

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain a Radioactive Materials License, a large area Underground Injection Control (“UIC”) Mine permit and a Production Area Authorization (“PAA”) permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the Texas Railroad Commission. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.

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

Exploration and Pre-Extraction Work Undertaken

This description of previous exploration and pre-extraction work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases through an assignment from a private entity in 2006 and from individual mineral owners thereafter, and began confirmation drilling in May 2006. At July 31, 2013, approximately 958 confirmation-delineation holes totaling 338,615 feet have been drilled by the Company to confirm and expand the mineralization base at the Goliad Project. During Fiscal 2013, no exploration, pre-extraction or extraction drilling activities were conducted on the Goliad Project.

In December 2010, the Texas Commission on Environmental Quality (“TCEQ”) approved the mine permit and the production area authorization for Production Area 1 and granted the request for the designation of an Exempt Aquifer for the Company. In December 2011, a Radioactive Material License was issued by the TCEQ. All other state-level permits and authorizations have been received including a Class III Injection Well Permit (Mine Permit), two Class I Injection Well Permits (disposal well permits), a Production Area Authorization for its first production area, a Permit by Rule (air permit exemption) and an aquifer exemption for which the Company received concurrence from the regional EPA.

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

Laboratory amenability testing of the cores samples indicated the uranium (dissolved elemental U) recoveries ranged from 86.4% to 88.9% in the four tests. These results show that the mineralized intervals at the Goliad Project are very amenable to ISR mining even when exposed to only one-half of the oxidant concentration normally used in the Leach Amenability test. Based on the Company's experience with ISR mining of Catahoula and Oakville uranium deposits, as well as discussions with other Goliad deposit mining personnel, the geologically younger deposits in Texas (Goliad formation) have been the most amenable to in situ leaching. The uranium recovery is generally more complete (% recovery) and occurs in a shorter time period. Both of these factors are important for ISR pre-extraction economics.

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

Update to July 31, 2013

  In May 2010, the Waste Disposal Well Permit was issued by the TCEQ;
  In April 2011, the Mine Area Permit was issued by the TCEQ;
  In April 2011, the PAA-1 Permit was issued by the TCEQ;
  In December 2011, the Radioactive Materials License was issued by the TCEQ; and
  In December 2012, EPA concurrence was received for an Aquifer Exemption which was the last and final permit needed to begin uranium extraction.

A three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been constructed. Procurement of long-lead items for processing equipment and supplies for the construction of the satellite facility and wellfield has been initiated.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Goliad Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Goliad Project.

Burke Hollow Project, Bee County, Texas

Property Description and Location

The Burke Hollow Project property is located in South Texas near the northeastern end of the extensive South Texas Uranium trend. The Burke Hollow project consists of a 17,510-acre lease that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77, and is located northeasterly of US 181 which links with US 59 in Beeville. The nominal center of Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176. Site drilling roads are entirely composed of caliche and gravel, allowing for access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

Virtually all mining in Texas is on private lands with leases negotiated between mining companies and each individual land/mineral owner. The Burke Hollow Project consists of one lease comprised of 17,510 acres and was taken from Thomson-Barrow Corporation as mineral owner and Burke Hollow Corporation as surface owner on February 21, 2012. The lease is a paid-up lease for a primary term of five years and allows for an extension term of an additional five years and so long thereafter as uranium or other leased substances are being produced. The lease has various stipulated fees for land surface alterations, such as per well or exploration hole fees (damages). The primary lease stipulation is the royalty payments as a percentage of production. Because the lease is negotiated with a private land and mineral owner and none of the property is located on government and, some of the details of the lease information and terms are considered confidential.

There are no known environmental liabilities associated with the Burke Hollow property. UEC currently has an exploration permit for their work in Bee County from the Texas Railroad Commission.

Prior to any mining activity at the Burke Hollow Project, UEC would be required to obtain a Radioactive Materials License, a large area Underground Injection Control (UIC) Mine permit, and a Production Area Authorization (PAA) permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, require a separate UIC Permit. These permits would be issued by Texas regulatory agencies.

The Texas Railroad Commission requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. The standards include that ASTM type 1 neat-cement be used in the plugging of test bore holes, the filling and abandonment of mud pits, and the marking of bore holes at the surface. Remediation requirements are sometimes specific to the area of exploration and may include segregation, storage, and re-covering with topsoil, re-grading, and re-vegetation. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface, and any ancillary facility structures or equipment is properly completed. If the Burke Hollow Project reaches economic viability in the future, UEC would need to complete a number of required environmental baseline studies such as cultural resources (including archaeology), socioeconomic impact, and soils mapping. Flora and fauna studies will need to be conducted as will background radiation surveys.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Burke Hollow Project area is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 47 feet of relief at the site with ground surface elevations ranging from a low of 92 feet to a high of 139 feet above mean sea level. The leased property for the Burke Hollow Project is used mostly for petroleum production, ranching, and game management. Access by vehicular traffic is provided from Hwy. 77 into the property by private gravel roads.

The property is in a rural setting in southeastern Bee County. The nearest population centers are Skidmore, approximately 11 miles west, Refugio about 15 miles east, and Beeville approximately 18 miles northwest. While Skidmore and Refugio are relatively small towns, they provide basic needs for food and lodging and some supplies. Beeville is a much larger city and provides a well-developed infrastructure that has resulted from being a regional center to support oil and gas exploration and production. The Burke Hollow Project site area has good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region and the moderate topography with dominantly sandy, well-drained soils provide good construction conditions for building gravel site roads necessary for site access. Water supply in the project area is from private water wells, mostly tapping sands of the upper Goliad Formation. Water needs for potential future pre-extraction activities would be from the same sources.

Bee County has a climate characterized by long, hot summers and cool to warm winters. The moderate temperatures and precipitation result in excellent conditions for developing an ISR mine. The average annual precipitation is about 32 inches with the months from November to March normally the driest and May through October typically having more precipitation due partly to more intense tropical storms. From June through September the normal high temperatures are routinely above 90 degrees Fahrenheit, while the months from December through February are the coolest with average low temperatures below 50 degrees Fahrenheit. Periods of freezing temperatures are generally quite brief and infrequent. Tropical weather from the Gulf of Mexico can occur during the hurricane season and may affect the site area with large rain storms. The infrequent freezing weather and abnormally large rainfalls are the primary conditions that could cause temporary shutdowns at an operating ISR mine. Otherwise there is not a regular non-operating season.

The necessary rights for constructing the needed surface processing facilities are in-place on selected lease agreements. Sufficient electric power is believed to be available in the area, however new lines may be needed to bring additional service to a plant site and well fields. Within a 20 mile radius of the planned Burke Hollow facility there is sufficient population to supply the necessary number of suitable mining personnel.

History

The only historic uranium exploration that has occurred at the Burke Hollow Project was the work by Total in 1993. Total conducted a short reconnaissance exploration drilling program at Burke Hollow Project in 1993 and drilled a total of 12 holes on the permitted acreage that they acquired. Of the 12 holes, 11 intersected anomalous gamma ray log signatures indicative of uranium mineralization. The resulting 12 log files include good quality electric logs from Total’s activities at Burke Hollow in 1993. Each log file also contains a detailed lithological report based on drill hole cuttings, which were prepared by Total’s field geologists who were supervising and monitoring drilling activity contemporaneously.

All of the boreholes were drilled using contracted truck-mounted drilling rigs. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All known uranium exploration at the Burke Hollow property has been vertical holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at five foot intervals and laid out on the ground in rows by the drill crew for review and description by a geologist. At completion the holes were logged for gamma ray, self-potential, and resistance by contract logging companies. Century Geophysical was the logging company utilized by Total, and Century provided primarily digital data. A tool recording down-hole deviation was also utilized for each of the holes drilled.

This description of previous exploration work undertaken at Burke Hollow Project is based primarily on gamma ray and electric logs, several small maps and cross-sections constructed by Total.

The historic data package obtained by UEC for a portion of the current Burke Hollow Project area provided the above described information. Based on the very limited number of drill holes, no meaningful resource or reserve determination was made by Total. The actual drilling and geophysical logging results however, have been determined to be properly conducted to current industry standards and usable by UEC’s exploration staff in their geologic investigation.

The only historic work relating to uranium exploration or mining is the early exploration work done by Total in 1993, as described above. There has been no known ownership of the Burke Hollow property by a mining company and prior ownership or changes in ownership for the property are not known by UEC or relevant to the project.

Geological Setting

Regional Geology

The UEC Burke Hollow Project area is situated within the Texas Gulf Coastal Plain physiographic province that is geologically characterized by sedimentary deposits that typically dip and thicken toward the Gulf of Mexico from the northwest source areas. Additionally, the regional dip generally increases with distance in the down dip direction as the overall thickness of sediments increase. The sedimentary units are dominantly continental clastic deposits with some underlying near shore and shallow marine facies. The uranium-bearing units are virtually all sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Pliocene (youngest).

The project area, located about 18 miles southeast of Beeville which is the county seat of Bee County, is situated in the major northeast-southwest trending Goliad Formation of fluvial origin. The Geologic Atlas of Texas, Beeville-Bay City Sheet (Texas Bureau of Economic Geology, Revised 1987) indicates that a thin layer of Pleistocene-aged Lissie Formation overlies the Miocene Goliad Formation. The Lissie Formation unconformably overlies the Goliad Formation, and consists of unconsolidated deposits of sand, silt, and clay, with minor amounts of gravel. The thickness of the Lissie Formation in the project area ranges from approximately 35 feet on the western project edge to a maximum of 70 feet in thickness on the down-dip eastern edge of the project area. The map below shows the surface geology at the Burke Hollow Project.

The Goliad Formation was originally classified as Pliocene in age, but the formation has been reclassified as early Pliocene to middle Miocene after research revealed the presence of indigenous Miocene-aged mega-fossils occurring in upper Goliad sands. The lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera, indicative of a Miocene age (Baskin and Hulbert, 2008, GCAGS Transactions, v. 58, p. 93-101). The Geology of Texas map published by The Bureau of Economic Geology in 1992 classifies the Goliad as Miocene.

Relevant earlier literature showed the Goliad Formation as Pliocene-aged, including the Geologic Atlas of Texas, Beeville-Bay City Sheet (Bureau of Econ. Geol, revised 1987), and The Geology of Texas, Volume I (No. 3232, 1932, Texas Bureau of Econ. Geology).

Local and Property Geology

The uranium-bearing sands of the Goliad Formation at the project site occur beneath a thin layer of Lissie Formation sand, silt, clay, and gravel, which covers most of the project area with a total thickness of approximately 35 feet on the western side to approximately 70 feet thickness on the downdip eastern side of the project. The Goliad Formation underlies the Lissie, and is present at depths ranging from 35 feet to approximately 960 feet in depth on the eastern side of the property. UEC has determined that uranium mineralization discovered to date occurs within at least four individual sand units in the Upper Goliad at depths generally ranging from 160 feet to 400 feet.

The Goliad sand is one of the principal water-bearing formations in Bee County capable of yielding moderate to large quantities of fresh to slightly saline water in the south half of Bee County, which includes the project area.

The hydrogeological characteristics of the water-bearing Goliad sands at the Burke Hollow Project have not yet been determined, but required hydrogeological tests will determine the hydraulic character of the sands and the confining beds separating the individual sand zones. Information regarding the water-bearing characteristics of the Goliad sands from aquifer tests of a city of Beeville and a City of Refugio supply well (O.C. Dale, et al., 1957) reported an average coefficient of permeability of about 100 gallons per day per square foot. This would be the equivalent coefficient of transmissivity of approximately 2,500 gallons per day per foot for a 25-foot thick sand. It is likely that the uranium bearing mineralized sand zones at the Burke Hollow Project will have similar hydraulic characteristics.

There are at least two northeast-southwest trending faults at the Burke Hollow property that are likely related to the formation of the uranium mineralization. These faults are shown at a depth of approximately 3,500 feet below ground surface (bgs) based on petroleum industry maps and extend upward into the Goliad Formation. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetic fault downthrown to the northwest, forming a graben structure. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit to reduce waters/gases migrating from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands.

Mineralization

The Burke Hollow Project uranium-bearing units occur as multiple roll-front type deposits in vertically stacked sands and sandstones. Groundwater flowing from northwest to southeast in the Goliad sands likely contained low concentrations of dissolved uranium resulting from oxidizing conditions and the relatively short distance from the recharge area. The geochemical conditions in the sands near the UEC property changed from oxidizing to reducing due to an influx of reductants. Hydrogen sulfide and/or methane dissolved in groundwater are likely sources of creating a reduction-oxidation boundary in the area with consequent precipitation and concentration of uranium mineralization.

Specific identification of the uranium minerals has not been done at the Burke Hollow Project. The very fine uranium minerals found coating quartz grains and within the interstices in most south Texas sand and sandstone roll-front deposits has generally been found to be dominantly uraninite and, to a lesser extent, coffinite. No uraninite has been identified on the Burke Hollow Project and the presence of uraninite on other properties does not mean that such mineralization will be found at the Burke Hollow Project. Detailed petrographic examination of disseminated uranium mineralization within sands/sandstones is generally not suitable for identification of the specific uranium minerals. Laboratory equipment such as x-ray diffraction units may be used to identify the minerals, however the specific mineral species typically found in reduced sands are generally similar in south Texas ISR projects and leaching characteristics are also similar. Based on the experience of the ISR mines throughout south Texas, the use of gamma-ray logging with a calibrated logging probe has become the standard method to determine the thickness and estimated grade of uranium bearing minerals.

At the project site the Goliad Formation is located near the surface underlying the Lissie Formation, and extends to depths exceeding 900 feet. Uranium mineralization occurs in at least four sand/sandstone units that are all below the saturated zone. These are the Goliad 180’ sand, the Goliad 220’ sand, the Goliad 240’ sand, and the Goliad 370’sand. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each zone is hydrologically separated by clay or silty clay beds. The uranium deposits discovered to date range from several feet to over 30 feet in thickness. The “C”-shaped configuration is typically convex in a downdip direction with tails trailing on the updip side.

Update to July 31, 2013

During Fiscal 2013, 179 exploration holes totaling 75,800 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 240 feet to a maximum 940 feet, with an average depth of 423 feet. At July 31, 2013, a total of 292 exploration holes totaling 137,000 feet have been drilled to depths ranging from a minimum 160 feet to a maximum of 940 feet, with an average depth of 466 feet. Two core holes were drilled, and cased in the Goliad 180’ and 370’ trends, with core samples analyzed by Energy Labs in Casper, Wyoming, and completed as baseline monitor wells for the two ore-bearing trends. Core analyses confirmed the results of PFN logging, indicating an overall strong positive disequilibrium factor. Two bottle roll leach tests from core samples of the Goliad 180’ trend were also completed by Energy Labs which yielded high uranium recoveries.

At July 31, 2013, a total of 24 regional baseline monitor wells have been installed, with plans to install ten more wells in order to establish baseline water quality in both the Goliad 180’ and Goliad 370’ sands. With respect to permitting, a preoperational groundwater characterization sampling program from the drilling of the 24 regional baseline monitor wells commenced in December 2012 and will carry on throughout the 2013 calendar year. A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas. An archeology and socioeconomic study for the project has also been completed. In the spring of 2013, the first phase of the project’s ecology study was conducted and the final phase is expected to be completed in November 2013. All preoperational groundwater, surface water, soil, sediment and vegetation samples have been collected in preparation for application submittal. The Mine Area and Radioactive Material License applications will be developed throughout the remainder of the 2013 calendar year.

A Technical Report dated February 27, 2013 for Burke Hollow, prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”), was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. As required by NI 43-101, the Technical Report contains certain disclosure relating to inferred mineral resource estimates and an exploration target for the Company's Burke Hollow Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Burke Hollow Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.

Mineral Exploration Projects

We hold mineral rights in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions.

We plan to conduct exploration programs on these mineral exploration properties with the objective of determining the existence of economic concentrations of uranium. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of the uranium projects discussed below. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the search of uranium by companies such as Union 76 Oil, Urangesellschaft, Wyoming Minerals, Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., Occidental Minerals and Oklahoma Public Services ("OPS"). We have acquired a 1979 OPS geologic report contiguous to our claims (Artillery Peak), as well as gamma-ray logs from Homestake, which indicates the possibility of the occurrence of uranium. OPS drilling continued on to our claims as evidenced by drill holes verified on the ground, and such drill cuttings were found to be radioactive. Close spaced developmental drilling is indicated on our claims located at Artillery Peak.

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

Arizona: Workman Creek Project

The Workman Creek Project is a 4,036-acre property located in Gila County, Arizona.

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

The following table provides information relating to our mineral rights located in Arizona:

	Number of Claims
Property	or Leases Held	Gross Acres
Artillery Peak 1	19 claims	393
Artillery Peak 2	31 claims	640
Dry Mountain	28 claims	578
New River	1 lease	640
Anderson	459 claims & 2 leases	9,852
Workman Creek	198 claims	4,036

Colorado

Claims and leases acquired by us in Colorado have historical production tonnages and grades published in the Colorado Geological Survey, Bulletin 40 - "Radioactive Mineral Occurrences of Colorado". Also, our geological staff has evaluated a portion of the claims currently owned by us.

Colorado, Slick Rock Project

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

A Technical Report dated February 21, 2013 for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Slick Rock Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Based on the uranium resources identified in the Technical Report, the Company plans on completing a Preliminary Economic Assessment for the Slick Rock Project.

The following table provides information relating to our mineral rights located in Colorado:

	Number of Claims
Property	or Leases Held	Gross Acres
Bull Canyon	23 claims	383
Carnotite	18 claims	372
Paradox	4 claims	40
Raven	37 claims	767
Slick Rock	293 claims & 7 leases	6,053
Radium Mountain	139 claims	2,872
Long Park	32 claims & 1 lease	656

New Mexico

The West Ranch Project consists of approximately 3,180 acres made up of lode mining claims and private leases in northwestern New Mexico, on the northwest end of the historically uraniferous Ambrosia Lake trend of the Grants Uranium District. The property was drilled by United Nuclear Corporation and, more recently, by Kerr McGee. Historical wide-spaced drilling across the property indicates the presence of several northwest-southeast trending uranium mineralized zones within the Morrison Formation at average depths of 800 feet.

Grants Ridge is a Todilto Formation target in the Grants Uranium District and under option by AusAmerican Mining Corporation, an Australian-listed mining company.

The following table provides information relating to our mineral rights located in New Mexico:

	Number of Claims
Property	or Leases Held	Gross Acres
F-33	172 claims	2,771
Grants Ridge	1 lease	625
Rick Claims	73 claims	1,322
Todilto	36 claims	621
West Ranch	62 claims, 14 leases	3,180
West Ambrosia Lake	6 mineral deeds	3,844
C de Baca	30 claims	600

Texas

We currently own ten exploration projects consisting of 109 leases located in the South Texas Uranium Trend. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

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

During Fiscal 2013, 43 exploration holes totaling 39,340 feet were drilled to depths ranging from a minimum 720 feet to a maximum 950 feet, with an average depth of 894 feet. At July 31, 2013, a total of 50 exploration holes totaling 41,260 feet have been drilled to depths ranging from a minimum 500 feet to a maximum of 950 feet, with an average depth of 897 feet. Fourteen widely-spaced exploration holes drilled on a 6,400’ grid revealed at least two lower Goliad Formation oxidation-reduction interfaces have been intercepted between 700 feet to 860 feet in depth over a two mile long trend. The drilling results are being evaluated for future exploration and delineation activities in order to fully identify the extent of the mineralized zones.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Trend, excluding the Palangana Mine and the Goliad Project:

	Number of Claims
Property	or Leases Held	Gross Acres
Nichols	1 lease	909
Salvo	34 leases	5,340
Channen	1 lease	10,704

Wyoming

Our four Wyoming uranium mineral property areas total 3,265 acres.

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

The DL Prospect was assessed and acquired by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

The following table provides information relating to our mineral rights located in Wyoming:

	Number of Claims
Wyoming Property	or Leases Held	Gross Acres
Burnt Wagon	30 claims and 2 leases	1,238
DL Prospect	1 lease	1,275
East Poison Spider	3 leases	160
LO-Herma	29 claims	592

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

During Fiscal 2012, the Company completed a 10,000-meter drilling program. A total of 35 holes were drilled, averaging 950 feet in depth. The holes were drilled on east to west lines across known geologic structures believed to be integral in controlling uranium occurrence. The holes were drilled on wide spacings, approximately one to 1.5 miles apart (see map above). Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Coronel Oviedo Project. A radon extraction survey is being completed along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization.

A Technical Report dated October 15, 2012 for the Coronel Oviedo Project, prepared in accordance with NI 43-101, was completed by Douglas L. Beahm, P.E., P.G, a consulting geologist/engineer, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to an Exploration Target for the Coronel Oviedo Project. An Exploration Target has been calculated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Exploration Targets, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the Exploration Target will ever be converted into mineral resources or reserves. Exploration Targets have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that Exploration Targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the Exploration Target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

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

Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Yuty Project.

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

Other Properties

We own 32 acres of real estate located in Goliad County, Texas and have entered into office rental and service agreements as follows:

  a project office for our Goliad Project at 138 South Market Street, Goliad, Texas 77963. There is no lease commitment and rent and expenses are paid on a month-to-month basis at $925 per month;
  an office lease at $3,374 per month for our exploration office in New Mexico at 6100 Indian School NE, Suite 225, Albuquerque, New Mexico 87110. The lease expires on November 30, 2013;
  an office lease at $10,694 per month for our Corpus Christi administration office at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expires on July 31, 2015; and
  an office lease at $6,144 per month for our Vancouver administration office at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3. The lease expires on January 31, 2014.

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

This database adds over 500 drill holes and over 500,000 feet of drilling data results to the Company's existing library of data. Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports, and feasibility studies, and many other essential tools for uranium exploration and pre-extraction.

Our geologists have linked contents of the database to some of our existing properties, specifically pertaining to our projects in the Shirley Basin and Powder River Basin of Wyoming, and in the Grants Uranium District of New Mexico. We have exclusive ownership of this database.

Halterman

The Halterman database consists of exploratory and pre-extraction work compiled during the 1970s and 80s, including extensive data on significant prospects and projects in the following known uranium districts in the States of Colorado, New Mexico and Utah, including Grants, San Juan Basin, Chama Basin, Moab, Lisbon Valley, Dove Creek, Slick Rock and Uravan districts.

This database includes drilling and logging data from over 200,000 feet of uranium exploration and pre-extraction drilling, resource evaluations and calculations, drill-hole locations and grade thickness maps, competitor activity maps as well as several dozen geological and project evaluation reports covering uranium projects in New Mexico, Colorado, Utah, Texas and California. We have exclusive ownership of this database.

Brenniman

The Brenniman database includes drilling and logging data from over two million feet of uranium exploration and pre-extraction drilling, resource calculation reports and various other geological reports, drill hole location maps and other mapping. This database includes approximately 142 drill hole gamma and E-logs. The data was originally compiled from 1972 to 1981 by various exploration companies, and covers over 100 uranium prospects in 15 southern U.S. states. This library will be used by our technical personnel to determine locations of where drill-indicated uranium may exist.

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

On or about February 23, 2011, the Company received notification of a lawsuit filed in the State of Texas, in the County Court of Law No. 4 for Nueces County, against the Company by Everest Exploration, Inc. (“Everest”) for an unspecified amount relating to the Asset Purchase Agreement dated November 23, 2009 and effective December 18, 2009 (the “Purchase Agreement”) for the acquisition of South Texas Mining Venture, L.L.P. (“STMV”). On or about May 25, 2012, the Company filed a lawsuit in the State of Texas, in the 94th Judicial District Court for Nueces County, against Everest, Everest Resource Company, Thomas M. Crain, Jr. and James T. Clark (collectively, the “Everest Group”) for an unspecified amount of damages as a result of claimed material breaches of their representations, warranties and covenants under the Purchase Agreement. On or about June 19, 2012, the Company received notification of a counterclaim filed by the Everest Group disputing the Company’s claims and asserting certain claims for an unspecified amount of damages as a result of claimed material breaches of the Company’s representations, warranties and covenants under the Purchase Agreement. A settlement was reached, which included the issuance of 55,000 shares of the Company previously recorded as share issuance obligations in December 2009, and the subject District Court and County Court actions were dismissed by mutual consent on July 17, 2013 and July 22, 2013 respectively, with no material effect or additional expense to the Company.

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III injection well, Production Area Authorization and Aquifer Exemption permits for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit. With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. The Company has, since inception, successfully intervened as a party. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted by the court. The parties are attempting to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties have jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court; which was approved by the State District Court on or about August 21, 2013. The Company continues to believe that the pending appeals are without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

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

On or about May 17, 2012, the Company received notification of a lawsuit filed in the State of Texas, in the 229th District Court of Duval County, by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. A settlement was reached and this lawsuit was dismissed on May 6, 2013 with no material effect or additional expense to the Company.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2013, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

NYSE MKT
Quarter Ended	High	Low
July 2013	$2.65	$1.46
April 2013	$2.74	$1.40
January 2013	$2.71	$2.25
October 2012	$3.02	$1.80
July 2012	$3.08	$1.75
April 2012	$4.44	$2.59
January 2012	$4.20	$2.60
October 2011	$3.60	$2.20

The last reported sales price for our shares on the NYSE MKT Equities Exchange on October 9, 2013 was $2.11 per share. As of October 9, 2013, we had 240 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2013, we had one equity compensation plan, our 2013 Stock Incentive Plan (the “2013 Plan”). The table set forth below presents information relating to our equity compensation plan at our fiscal year end July 31, 2013:

	Number of Securities to be	Weighted-Average Exercise	Number of Securities
	Issued Upon Exercise of	Price of Outstanding	Remaining Available for
	Outstanding Options,	Options, Warrants and	Future Issuance Under
	Warrants and Rights	Rights	Equity Compensation Plans
Plan Category	(a)	(b)	(excluding column (a))
Equity Compensation Plans Approved by Security Holders (2013 Plan)	8,921,341(1)	$1.99	1,915,000
Equity Compensation Plans Not Approved by Security Holders	500,000(2)	$1.00	Nil

(1) Excludes 44,848 non-compensatory options issued in connection with the acquisition of Cue Resources Ltd. on March 30, 2012 and outstanding on July 31, 2013, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s equity compensation plan.
(2) Represents 500,000 shares of our common stock to be issued upon the exercise of 500,000 compensatory warrants issued on March 1, 2006 pursuant to a consulting services agreement. The Company has not issued any other compensatory warrants since March 1, 2006, and no other compensatory warrants were outstanding as of July 31, 2013.

2013 Stock Incentive Plan

On May 1, 2013, our Board of Directors adopted the 2013 Plan, under which an aggregate of 10,905,128 shares may be issued, subject to adjustment as described in the 2013 Plan, and which at that time consisted of 8,905,128 shares issuable pursuant to options previously granted under the Company’s prior stock incentive plans (as described below) and 2,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2013 Plan. On July 24, 2013, our shareholders approved the adoption of our 2013 Plan. The 2013 Plan supersedes and replaces each of the Company’s prior equity compensation plans, being the 2006 Stock Incentive Plan and the 2009 Stock Incentive Plan, such that no further shares are issuable under either of such plans.

The purpose of the 2013 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2013 Plan is to be administered by our Compensation Committee or any other committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2013 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue shares, options, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2013 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the administrator under the 2013 Plan. If the administrator under the 2013 Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause,” he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2013 Plan is not complete and is qualified in its entirety by reference to the 2013 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 9, 2013, there were an aggregate of 8,858,841 stock options outstanding under our 2013 Plan.

Common Stock Purchase Warrants

As of October 9, 2013, there were an aggregate of 3,150,000 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2013 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2013 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following:

  On June 12, 2013, we issued an aggregate of 60,000 shares of restricted common stock to three consultants at a deemed issuance price of $2.00 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for one of the three consultants and by Section 4(a)(2) of the U.S. Securities Act with respect to the other two consultants.

  On July 1, 2013, we issued an aggregate of 55,000 shares of restricted shares of common stock to two individuals at a deemed issuance price of $1.99 per share as partial consideration under a settlement agreement. The Company relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D of the U.S. Securities Act with respect to the issuance of these shares based on representations and warranties provided by these individuals.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2008 through to July 31, 2013; with (i) the cumulative total return on the shares of common stock of a peer group index comprised of Denison Mines Corp., Paladin Energy Ltd. and Uranium Resources, Inc., and (ii) the cumulative return on the Russell 2000 Index.

	31-July-2008	31-July-2009	31-July-2010	31-July-2011	31-July-2012	31-July-2013
Uranium Energy Corp.	$100.00	$122.94	$127.06	$154.13	$91.74	$105.96
Peer Group	$100.00	$45.32	$36.24	$46.03	$71.95	$55.94
Russell 2000 Index	$100.00	$77.91	$91.09	$111.55	$110.14	$146.29

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2013 as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2013	July 31, 2012	July 31, 2011	July 31, 2010	July 31, 2009
Cash and cash equivalents	$14,171,807	$25,015,284	$30,724,051	$21,067,662	$24,265,643
Working capital	10,869,978	22,472,302	30,020,926	16,243,838	23,713,452
Total assets	73,250,001	85,143,395	65,390,985	47,554,766	38,611,555
Total liabilities	15,804,923	9,222,914	6,268,194	5,518,429	761,800
Stockholders' equity	57,445,078	75,920,481	59,122,791	42,036,337	37,849,755

Consolidated Statements of Operations

	Year Ended July 31,
	2013	2012	2011	2010	2009
Sales	$9,026,325	$13,757,400	$-	$-	$-
Gross profit	584,852	5,645,360	-	-	-
Expenses	22,395,481	30,251,253	27,906,601	22,431,147	12,948,327
Loss from continuing operations	(21,863,091)	(25,083,720)	(27,358,095)	(23,012,750)	(12,883,569)
Income (loss) from discontinued operations	-	-	-	8,534,081	(620,007)
Net loss for the year	(21,863,091)	(25,083,720)	(27,358,095)	(14,478,669)	(13,503,576)
Net loss per share, basis and diluted	-
Continuing operations	$(0.26)	$(0.32)	$(0.40)	$(0.39)	$(0.27)
Discontinued operations	-	-	-	0.14	(0.02)
Net loss per share, basic and diluted	(0.26)	(0.32)	(0.40)	(0.25)	(0.29)

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2013 including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-Looking Statements” and “Item 1A. Risk Factors”.

Introduction

The following discussion summarizes our results of operations for each of the fiscal years ended July 31, 2013, 2012 and 2011 (“Fiscal 2013”, “Fiscal 2012” and “Fiscal 2011”, respectively) and our financial condition as at July 31, 2013 and 2012, with a particular emphasis on Fiscal 2013, our most recently completed fiscal year.

Business

We operate in a single reportable segment and since 2004, as more fully described under General Business of ITEM 1. BUSINESS, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of triuranium octoxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2013, we have one offtake agreement with a remaining delivery commitment of 30,000 pounds of U3O8.

The Hobson Processing Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, which provides for the capacity to process material from a number of ISR mines. We utilize a “hub-and-spoke” strategy in South Texas whereby the Hobson Processing Facility acts as our central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, such as our Goliad Project, (the “spokes”) located within the South Texas Uranium Belt.

We also hold certain mineral exploration interests in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration activities by other mining companies. We do not expect, however, to utilize ISR mining for all of these mineral exploration interests in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects. During Fiscal 2013:

  we continued uranium extraction at Production Areas-1 and 2 of the Palangana Mine and in December 2012, commenced uranium extraction at Production Area-3, while permitting, exploration and pre- extraction activities continued at Production Areas-4, 5 and 6;
  we processed a total of 194,000 pounds of U3 O8 at the Hobson Processing Facility;
  we completed four sales of uranium concentrates totaling 220,000 pounds generating revenues of $9.0 million;

  we received final uranium extraction authorization for the Goliad Project from the Texas Commission on Environmental Quality, including an Aquifer Exemption for which the required concurrence from the Environmental Protection Agency was received;
  we completed a drill program with 179 exploration holes totaling 75,800 feet of drilling for the Burke Hollow Project located in Texas;
  we completed a drill program with 43 exploration holes totaling 39,340 feet of drilling for the Channen Project located in Texas; and
  we closed a $20 million senior secured loan facility whereby we received an initial funding of $10 million at an interest rate of 8% per annum for a two-year term. Additional funding of $5 million is available for draw-down by us on or before January 31, 2014, subject to certain conditions, and a further additional funding of $5 million is available for draw-down by us on or before July 31, 2014, subject to certain conditions, all at a standby fee of 4% per annum. The proceeds of the credit facility are limited by contract for use on the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2013, the Hobson Processing Facility has processed finished goods representing 517,000 pounds (Fiscal 2013: 194,000; Fiscal 2012: 198,000; Fiscal 2011: 125,000 ) of U3O8 extracted solely from the Palangana Mine, of which 490,000 pounds of U3O8 (Fiscal 2013: 220,000; Fiscal 2012: 270,000; Fiscal 2011: Nil) were sold generating cumulative revenue of $22.8 million (Fiscal 2013: $9.0 million; Fiscal 2012: $13.8 million; Fiscal 2011: $Nil). This revenue was generated solely from the sale of U3O8 extracted from the Palangana Mine, and directly the result of commencing uranium extraction and neither incidental to nor the result of minerals encountered in the course of exploration or pre-extraction activities.

Subsequent to Fiscal 2013, we announced on September 5, 2013 by press release our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine will operate at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project are expected to continue as planned, as well as further exploration and permitting activities at the Burke Hollow Project.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2013, we have been focused primarily on expanding our South Texas uranium extraction and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, most recently, on debt financing to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012, however, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control such as the volatility in the global financial markets affecting our stock price, the status of the worldwide economy and the market price of uranium. There is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source for the U3O8 sold to generate our revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, pro-longed decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

At July 31, 2013, we had one multi-year uranium sales agreement based on the uranium spot price at the time of delivery, and since future sales of U3O8 are expected to generally occur under this uranium supply agreement orthrough the uranium spot market, fluctuations in the spot price of uranium has had and will continue to have a direct impact on our revenues and cash flows. The table below provides the high/low/average/close for each of the last five fiscal years ended July 31 as obtained from The Ux Consulting Company, LLC:

Fiscal Year
Ended July 31,	High	Low	Average	Close
2013	$49.25	$34.50	$43.50	$34.50
2012	55.25	49.00	50.69	49.50
2011	73.00	45.00	57.23	51.50
2010	48.50	40.50	43.48	46.00
2009	64.50	40.00	50.73	47.00

Historically, the spot price of uranium has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since we commenced extraction of mineralized materials at the Palangana Mine without having established proven and probable reserves, any mineralized materials established or extracted from the Palangana Mine should not be in any way associated with having established or produced from proven or probable reserves.

We prepare our consolidated financial statements in accordance with U.S. GAAP under which expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time we exit the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for additional mineralized material are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in our reporting of larger losses than if we had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Development Stage Entity

Prior to the quarter ended October 31, 2011 (“Fiscal 2012 Q1”), we met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915: Development Stage Entities (“ASC 915”) and presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915, including the presentation of cumulative amounts since inception for the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows. In Fiscal 2012 Q1, during which we generated significant revenue from our planned principal operations by completing our first sale of U3O8, we no longer met the definition of a Development Stage Entity. Accordingly, and starting with the filing of our Form 10-Q for Fiscal 2012 Q1, we no longer presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915.

Results of Operations for the Fiscal 2013, 2012 and 2011

For Fiscal 2013, 2012 and 2011, we recorded a net loss of $21,863,091($0.26 per share), $25,083,720 ($0.32 per share) and $27,358,095 ($0.40 per share), respectively. Expenses during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $22,395,481, $30,251,253 and $27,906,601, respectively. During Fiscal 2013 and 2012, we generated a gross profit of $584,852 and $5,645,360, respectively, from sales of U3O8 (Fiscal 2011: $Nil).

During the last three fiscal years, we commenced uranium extraction at the Palangana Mine and processing of those materials at the Hobson Processing Facility, completed a number of strategic corporate and project acquisitions and continued with exploration and pre-extraction activities on our various uranium projects.

During Fiscal 2013, we continued with uranium extraction and added the PAA-3 wellfield at the Palangana Mine, and processing of those materials at the Hobson Processing Facility. In Texas, we added the Welder Project to our South Texas project portfolio.

During Fiscal 2012, we continued with uranium extraction and added the PAA-2 wellfield at the Palangana Mine, and processing of those materials at the Hobson Processing Facility. In Paraguay, we acquired the Yuty Project, our second major project in that country, through the acquisition of Cue Resources Ltd., a former publicly-traded company, and also acquired an additional two prospecting permits at the Coronel Oviedo Project. In Texas, we added the Burke Hollow and Channen Projects to our South Texas project portfolio. In Arizona, we acquired the Anderson Project through a merger with Concentric Energy Corp., a private company, and also the Workman Creek Project. In Colorado, we acquired the Slick Rock Project.

During Fiscal 2011, we commenced uranium extraction at the Palangana Mine beginning with PAA-1 and processing of those materials at the Hobson Processing Facility. In Paraguay, we acquired two prospecting permits at the Coronel Oviedo Project.

Revenues and Cost of Sales

Since commencing uranium extraction at the Palangana Mine in November 2010, we completed a total of seven sales representing 490,000 pounds of U3O8 to July 31, 2013, all of which occurred during Fiscal 2013 and 2012.

During Fiscal 2013, sales of U3O8 generated gross revenues of $9,026,325 (Fiscal 2012: $13,757,400). During Fiscal 2013, a total of 220,000 pounds (Fiscal 2012: 270,000 pounds) of U3O8 were sold at an average price of $41 per pound (Fiscal 2012: $51), of which 170,000 pounds (Fiscal 2012: 120,000 pounds) were sold under delivery commitments pursuant to an existing offtake agreement, with the remaining 50,000 pounds (Fiscal 2012: 150,000 pounds) sold on the spot market. At July 31, 2013, a delivery commitment of 30,000 pounds remains outstanding pursuant to this offtake agreement for completion no later than July 31, 2014. During Fiscal 2013 as compared to Fiscal 2012, the average spot price per pound decreased to $43.50 compared to $50.69, as a result of the decrease in the market price of U3O8.

During Fiscal 2013, cost of sales of U3O8 were $8,441,473 (Fiscal 2012: $8,112,040) which included royalties of $989,129 (Fiscal 2012: $1,650,888), depreciation and depletion of $1,333,255 (Fiscal 2012: $1,486,192) and write-down of inventory of $425,208 (Fiscal 2012: $Nil). This write-down adjusts the U3O8 inventory balance in finished goods and work-in-progress at July 31, 2013 to net realizable value to reflect the market price of U3O8 of $35.00 per pound on that date, less estimated royalties, a significant decrease compared to $52.00 per pound at July 31, 2012.

Cost of sales of U3O8 is determined using the average cost per pound in inventories at the end of the month prior to the month in which the sale occurs, and includes royalties and other direct selling costs. During Fiscal 2013, cost of sales excluding royalties, depreciation and depletion and write-down of inventory were $5,693,881 or $26 per pound which increased compared to $4,974,960 or $18 per pound during Fiscal 2012. This increase in cost of sales during Fiscal 2013 represents an increase in extraction costs overall due primarily to our additional efforts to increase extraction rates, such as the use of more effective chemicals in the injection process and reworking existing well and surface facilities to increase flow rates, combined with lower extraction volume results overall.

As a result of the above, the Company generated a gross profit of $584,852, or $1,010,060 excluding the write-down of inventory, during Fiscal 2013 (Fiscal 2012: $5,645,360; Fiscal 2011: $Nil) from sales of U3O8.

Expenses

During Fiscal 2013, expenses totaled $22,395,481 (Fiscal 2012: $30,251,253; Fiscal 2011: $27,906,601), comprised of mineral property expenditures of $10,010,691 (Fiscal 2012: $14,938,722; Fiscal 2011: $11,420,180), general and administrative of $10,832,929 (Fiscal 2012: $14,036,974; Fiscal 2011: $15,187,066), depreciation, amortization and accretion of $1,551,861 (Fiscal 2012: $1,275,557; Fiscal 2011: $1,155,959) and impairment loss on mineral properties of $Nil (Fiscal 2012: $Nil; Fiscal 2011: $143,396).

Mineral Property Expenditures

During Fiscal 2013, mineral property expenditures totaled $10,010,691 (Fiscal 2012: $14,938,722; Fiscal 2011: $11,420,180), comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects.

The following table provides a breakdown of mineral property expenditures by uranium mine/project during the past three fiscal years:

	Year Ended July 31,
	2013	2012	2011
Mineral Property Expenditures
Palangana Mine	$4,347,025	$7,597,102	$7,859,841
Goliad Project	540,853	646,314	995,849
Burke Hollow Project	2,214,120	1,176,101	-
Channen Project	843,243	190,009	-
Salvo Project	54,329	1,113,659	1,268,088
Nichols Project	27,270	150,000	15,496
Anderson Project	117,008	375,058	13,707
Workman Creek Project	33,573	50,069	-
Slick Rock Project	147,043	33,551	27,596
Yuty Project	424,411	627,623	-
Coronel Oviedo Project	632,454	2,207,255	250,992
Other Mineral Property Expenditures	629,362	771,981	988,611
	$10,010,691	$14,938,722	$11,420,180

The following is a breakdown of mineral property expenditures by major category for each uranium mine/project:

  Palangana Mine: Permitting (Fiscal 2013: $419,578; Fiscal 2012: $10,195; Fiscal 2011: $154,950), property maintenance (Fiscal 2013: $52,493; Fiscal 2012: $56,468; Fiscal 2011: $94,100), exploration programs (Fiscal 2013: $164,727; Fiscal 2012: $1,267,211; Fiscal 2011: $799,415), plant development (Fiscal 2013: $96,592; Fiscal 2012: $257,386; Fiscal 2011: $1,026,417), wellfield development (Fiscal 2013: $3,445,710; Fiscal 2012: $5,530,299; Fiscal 2011: $4,839,820) and disposal well development (Fiscal 2013: $167,925; Fiscal 2012: $475,543; Fiscal 2011: $945,139);

  Goliad Project: Permitting (Fiscal 2013: $233,707; Fiscal 2012: $91,591; Fiscal 2011: $116,784); property maintenance (Fiscal 2013: $86,073; Fiscal 2012: $47,678; Fiscal 2011: $74,950), exploration programs (Fiscal 2013: $137,892; Fiscal 2012: $353,013; Fiscal 2011: $399,413), plant development (Fiscal 2013: $47,648; Fiscal 2012: $111,189; Fiscal 2011: $395,826) and wellfield development (Fiscal 2013: $35,533; Fiscal 2012: $42,843; Fiscal 2011: $8,876);

  Burke Hollow Project: Permitting (Fiscal 2013: $473,441; Fiscal 2012: $450; Fiscal 2011: $Nil), property maintenance (Fiscal 2013: $11,800; Fiscal 2012 and 2011: $Nil), exploration programs (Fiscal 2013: $1,728,879; Fiscal 2012: $1,175,651; Fiscal 2011: $Nil);

  Channen Project: Property maintenance and permitting (Fiscal 2013: $41,267; Fiscal 2012 and 2011: $Nil), exploration programs (Fiscal 2013: $801,976; Fiscal 2012: $190,009; Fiscal 2011: $Nil);

  Salvo Project: Property maintenance and permitting (Fiscal 2013: $35,993; Fiscal 2012: $57,293; Fiscal 2011: $93,063) and exploration programs (Fiscal 2013: $18,336; Fiscal 2012: $1,056,366; Fiscal 2011: $1,175,025);

  Nichols Project: Property maintenance (Fiscal 2013: $27,270; Fiscal 2012: $150,000; Fiscal 2011: $15,496);

  Anderson Project: Property maintenance (Fiscal 2013: $90,860; Fiscal 2012: $74,047; Fiscal 2011: $Nil) and exploration programs (Fiscal 2013: $26,148; Fiscal 2012: $301,011; Fiscal 2011: $13,707);

  Workman Creek Project: Property maintenance and exploration programs (Fiscal 2013: $33,573; Fiscal 2012: $50,069; Fiscal 2011: $Nil);

  Yuty Project: Property maintenance (Fiscal 2013: $266,708; Fiscal 2012: $582,326; Fiscal 2011: $Nil) and exploration programs (Fiscal 2013: $157,703; Fiscal 2012: $45,297; Fiscal 2011: $Nil); and

  Coronel Oviedo Project: Property maintenance (Fiscal 2013: $80,688; Fiscal 2012: $106,823; Fiscal 2011: $250,992) and exploration programs (Fiscal 2013: $551,766; Fiscal 2012: $2,100,432; Fiscal 2011: $Nil).

General and Administrative

During Fiscal 2013, general and administrative expenses totaled $10,832,929 (Fiscal 2012: $14,036,974; Fiscal 2011: $15,187,066), for decreases of $3,204,045 during Fiscal 2013 compared to Fiscal 2012 and $1,150,092 during Fiscal 2012 compared to Fiscal 2011. General and administrative expenses are comprised of salaries, management and consulting fees of $3,810,697 (Fiscal 2012: $3,865,885; Fiscal 2011: $4,000,958), office, investor relations, communications and travel of $4,623,797 (Fiscal 2012: $5,835,862; Fiscal 2011: $3,702,036), professional fees of $1,436,520 (Fiscal 2012: $1,592,537; Fiscal 2011: $1,141,333) and stock-based compensation expense of $961,915 (Fiscal 2012: $2,742,690; Fiscal 2011: $6,342,739).

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused any significant variances from year-to-year:

  For Fiscal 2013, salaries, management and consulting fees totaled $3,810,697 (Fiscal 2012: $3,865,885; Fiscal 2011: $4,000,958), which have remained relatively consistent with no significant changes on a year- to-year basis;

  During Fiscal 2013, office, investor relations, communications and travel expenses totaled $4,623,797, which decreased significantly by $1,212,065 compared to $5,835,862 during Fiscal 2012. After a significant expansion during Fiscal 2012, we focused our efforts on monitoring and controlling these costs to reduce expenses where possible during Fiscal 2013. We expect to realize further decreases during Fiscal 2014;

  During Fiscal 2012, office, investor relations, communications and travel expenses totaled $5,835,862, which increased significantly by $2,133,826 compared to $3,702,036 during Fiscal 2011, due primarily to a significant increase in the number of strategic corporate and project acquisitions completed in Paraguay, Texas, Arizona and Colorado. We increased our general and administrative support overall to accommodate the expansion of our existing operations by the addition of these new projects, including expansion of our New Mexico office. We also incurred additional due diligence costs relating to these acquisitions and potential acquisitions that were reviewed. During Fiscal 2011, we established our Paraguayan office for general and administrative support to accommodate the addition of our first project in Paraguay;

  During Fiscal 2013, professional fees including legal and audit fees totaled $1,436,520, which decreased by $156,017 compared to $1,592,537 during Fiscal 2012.
  During Fiscal 2012, professional fees totaled $1,592,537, which increased by $451,204 compared to $1,141,333 during Fiscal 2011. This increase was primarily the result of the number of strategic corporate and project acquisitions completed in Paraguay, Texas, Arizona and Colorado and potential acquisitions that were reviewed; and

  During Fiscal 2013, stock-based compensation expense totaled $961,915, which decreased significantly by $1,780,775 compared to $2,742,690 during Fiscal 2012. During Fiscal 2012, stock-based compensation expense totaled $2,742,690, which decreased significantly by $3,600,049 compared to $6,342,739 during Fiscal 2011. These decreases were primarily the result of a significant decrease in the number of stock options granted during Fiscal 2013 compared to Fiscal 2012 and Fiscal 2012 compared to Fiscal 2011. Stock-based compensation represents the fair value of stock options granted to employees, directors, management and consultants, including the fair value of common stock issued to consultants.

Depreciation, Amortization and Accretion

For Fiscal 2013, depreciation, amortization and accretion totaled $1,551,861 (Fiscal 2012: $1,275,557; Fiscal 2011: $1,155,959) which have increased overall on a year-to-year basis consistent with the continued expansion in our operations. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

For Fiscal 2011, impairment loss on mineral properties totaled $143,396 as a result of the abandonment of certain mineral properties located in Utah and Texas. During Fiscal 2013 and Fiscal 2012, no impairment loss was recorded as a result of the abandonment of mineral properties.

Uranium Extraction and Inventories

During Fiscal 2013, we extracted 183,000 pounds (Fiscal 2012: 183,000 pounds) of U3O8 from the Palangana Mine while the Hobson Facility processed finished goods representing 194,000 pounds (Fiscal 2012: 198,000 pounds) of U3O8. Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2013, the Hobson Facility has processed finished goods representing 517,000 pounds of U3O8, of which 490,000 pounds have been sold, resulting in a finished goods-inventory balance of 27,000 pounds of U3O8 remaining as of July 31, 2013.

At July 31, 2013, the total value of inventories was $975,719 of which $839,588 (86%) represents the value of finished goods of U3O8, $72,272 (7%) represents the value of work-in-progress and $63,859 (7%) represents the value of supplies. The cash component of the total value of inventories was $826,997 and the non-cash component of the total value of inventory was $148,722. At July 31, 2013, a write-down of inventory of $425,208 was recorded to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $35.00 per pound at July 31, 2013, less estimated royalties, a significant decrease compared to market price of $52.00 per pound at July 31, 2012.

At July 31, 2012, the total value of inventories was $1,876,100 of which $1,592,660 (85%) represents the value of finished goods of U3O8, $250,951 (13%) represents the value of work-in-progress and $32,489 (2%) represents the value of supplies. The cash component of the total value of inventories was $1,557,076 and the non-cash component of the total value of inventory was $319,024.

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Liquidity and Capital Resources

	July 31, 2013	July 31, 2012
Cash and cash equivalents	$14,171,807	$25,015,284
Current assets	16,527,822	27,924,201
Current liabilities	5,657,844	5,451,899
Working capital	10,869,978	22,472,302

At July 31, 2013, we had working capital of $10,869,978, a decrease of $11,602,324 from working capital of $22,472,302 at July 31, 2012. At July 31, 2013, we had $14,171,807 (July 31, 2012: $25,015,284) in cash and cash equivalents, which represented the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

Although our planned principal operations have commenced from which we realized significant gross revenues from sales of U3O8 during Fiscal 2013 of $9,026,325 and Fiscal 2012 of $13,757,400, we have yet to achieve profitability and have had a history of operating losses and significant negative cash flow since inception. For Fiscal 2013, our net losses totaled $21,863,091 (Fiscal 2012: $25,083,720; Fiscal 2011: $27,358,095) and we had an accumulated deficit balance of $142,687,039 as at July 31, 2013. During Fiscal 2013, net cash flows decreased by $10,843,477 compared to a decrease of $5,708,767 during Fiscal 2012 and an increase of $9,656,389 during Fiscal 2011. We do not expect to achieve profitability or develop positive cash flow from operations in the near term.

Effective July 30, 2013, we closed a $20 million senior secured loan facility whereby we received an initial funding of $10 million at an interest rate of 8% per annum for a two-year term. Additional funding of $5 million is available for draw-down by us on or before January 31, 2014, subject to certain conditions, and a further additional funding of $5 million is available for draw-down by us on or before July 31, 2014, subject to certain conditions, all at a standby fee of 4% per annum. The proceeds of the credit facility are limited by contract for use on the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, most recently, on debt financing to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors, including but not limited to those factors beyond our control such as volatility in the global financial markets affecting our stock price, the status of the worldwide economy and the market price of uranium, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate public offering of $50 million of which approximately $22.5 million was sold in our public offering which closed on April 10, 2012. We may also be required to seek other forms of financing, such as joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delay, curtailment or abandonment of any one or all of our uranium projects.

On September 5, 2013, we announced by press release our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine will operate at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project are expected to continue as planned, as well as further exploration and permitting activities at the Burke Hollow Project. As a result, we do not expect to rely on cash flows generated from our mining activities for Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

Existing cash resources and available sources of financing are expected to provide sufficient funds to meet our obligations and carry out our plan of operations for the fiscal year ended July 31, 2014 (“Fiscal 2014”). For Fiscal 2014, we estimate that a total of up to $14.0 million will be incurred for exploration and pre-extraction activities, such as permitting, drilling and mine construction including related labor and equipment purchases, for our uranium projects located in Texas. Also, we hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay with annual land-related payments totaling $1.8 million to maintain these rights in good standing.

Our anticipated exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace of reducing our operations as originally announced on September 5, 2013, as well as broadening the scope of these reductions. Our ability to secure funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock, our ability to secure adequate financing and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

  if the weakness in the market price of uranium experienced in Fiscal 2013 continues or weakens further during Fiscal 2014, it may have a negative effect on our decision to continue with our exploration and pre-extraction activities;
  if we are unable to or decide not to draw-down further on the $20,000,000 senior secured credit facility, under which we received initial funding of $10,000,000, with an additional US$5,000,000 available for draw-down on or before January 31, 2014 and a further additional $5,000,000 available for draw-down on or before July 31, 2014, it would adversely affect our financial position, and our ability to continue with our exploration and pre-extraction activities; and
  if the weakness in the market price of our common stock experienced in Fiscal 2013 continues or weakens further for Fiscal 2014, it would affect our ability to secure adequate financing to continue with our exploration and pre-extraction activities.

Our continuation as a going concern for a period beyond Fiscal 2014 will be dependent upon our ability to obtain adequate additional financing, as future capital expenditures are expected to be substantial.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, pro-longed decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Operating Activities

During Fiscal 2013, net cash used in operating activities was $19,311,001 (Fiscal 2012: $19,208,463; Fiscal 2011: $23,675,948). During Fiscal 2013, we received cash proceeds of $9,026,325 from sales of U3O8 totaling 220,000 pounds (Fiscal 2012: $13,757,400 from sales of U3O8 totaling 270,000 pounds; Fiscal 2011: $Nil). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses. In addition, during Fiscal 2013, we incurred expenditures totaling $142,305 (Fiscal 2012: $1,064,220; Fiscal 2011: $1,212,942) for cash settlement of asset retirement obligations.

Financing Activities

During Fiscal 2013, net cash provided by financing activities was $9,414,538 (Fiscal 2012: $20,191,533; Fiscal 2011: $37,114,581). During Fiscal 2013, we closed a $20 million senior secured loan facility, and received initial net cash proceeds of $9,405,946. During Fiscal 2012, we completed a public offering of our common stock for net cash proceeds of $20,968,743. During Fiscal 2011, we completed a private placement offering of our common stock for net cash proceeds of $25,654,398. During Fiscal 2013, we received net proceeds of $46,464 (Fiscal 2012: $554,120; Fiscal 2011: $11,451,896) from the exercise of stock options and share purchase warrants. During Fiscal 2012, the Company paid $1,370,486 in cash for settlement of convertible debentures assumed from the acquisition of Concentric Energy Corp.

Investing Activities

During Fiscal 2013, net cash used in investing activities was $947,014 (Fiscal 2012: $6,691,837 and Fiscal 2011: $3,782,244). During Fiscal 2013, the Company acquired mineral rights and properties totaling $275,030 (Fiscal 2012: $4,444,919; Fiscal 2011: $1,753,767), purchased equipment for $179,115 (Fiscal 2012: $1,321,678; Fiscal 2011: $719,171) and paid $497,869 (Fiscal 2012: $932,740; Fiscal 2011: $1,868,991) towards reclamation deposits relating to our uranium mining and related activities. During Fiscal 2013, the Company received proceeds from the sale of assets and mineral rights totaling $5,000 (Fiscal 2012: $7,500 and Fiscal 2011: $530,650).

Stock Options and Warrants

At July 31, 2013, the Company had stock options outstanding representing 8,966,189 common shares at a weighted-average exercise price of $2.02 per share and share purchase warrants outstanding representing 3,150,000 common shares at a weighted-average exercise price of $2.25 per share. At July 31, 2013, outstanding stock options and warrants represented a total 12,116,189 common shares issuable for gross proceeds of approximately $25,185,000 should these stock options and warrants be exercised in full. At July 31, 2013, outstanding in-the-money stock options and warrants represented a total 3,485,000 common shares exercisable for gross proceeds of approximately $2,051,000 should these stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

For Fiscal 2014, our plan of operations as announced on September 5, 2013 by press release is to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine will operate at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project are expected to continue as planned, as well as further exploration and permitting activities at the Burke Hollow Project.

Material Commitments

We are currently renting or leasing office premises in New Mexico, Texas, Vancouver, British Columbia, Canada, as well as Paraguay with total monthly payments of $23,447. Office lease agreements expire between September 2013 and August 2014 for the United States and Canada. We also have various consulting agreements which will expire in less than one year.

	Payment Due by Period
					More Than 5
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations - Principal	$10,000,000	$833,333	$9,166,667	$-	$-
Long-Term Debt Obligations - Interest and Fees	1,494,815	1,122,778	372,037	-	-
Asset Retirement Obligations	5,975,265	868,496	2,771,455	-	2,335,314
Operating Lease Obligations	352,644	214,840	137,804	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total	$17,822,724	$3,039,447	$12,447,963	$-	$2,335,314

Long-Term Debt Obligations

On July 30, 2013, we entered into a credit agreement in connection with a $20,000,000 senior secured credit facility. Under the credit facility, we received initial funding in the amount of $10,000,000, with an additional US$5,000,000 available for draw-down pursuant to a second advance on or before January 31, 2014, and a further additional $5,000,000 available for draw-down pursuant to a third advance on or before July 31, 2014, in each case in accordance with the terms of the credit agreement. The credit facility:

  is non-revolving with a two-year term maturing on July 31, 2015;
  is subject to an interest rate of 8% per year on the principal balance outstanding compounded and payable on a monthly basis; and
  is subject to a standby fee of 4% per year on the undrawn balance of the credit facility, payable on a monthly basis.

Our credit facility includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness. If we do not comply with these covenants, or if we do not make the scheduled payments on our debt, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness. At July 31, 2013, we complied with all covenants, and we expect to continue to comply with these covenants during our fiscal year ending July 31, 2014.

Commitments for Management Services

We are committed to pay our key executives a total of $570,631 per year for management services.

Uranium Delivery Commitments

We entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery by us of a total 320,000 pounds of U3O8 over a three-year period starting in August 2011. The sales price is based on published market price indicators at the time of delivery. At July 31, 2013, a delivery commitment of 30,000 pounds remains outstanding under this contract for completion no later than July 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the notes to our consolidated financial statements as presented under Item 8. Financial Statements and Supplementary Data.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities including contingencies at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results may differ significantly from these estimates under different conditions or assumptions. The following summary provides a description of our critical accounting policies:

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that will result in future extraction of uranium concentrates and depreciation and depletion charges. Mining and processing costs include labor, chemicals, directly attributable uranium extraction expenditures and overhead related to uranium extraction. Inventories are carried at the lower of cost or net realizable value and are valued and charged to cost of sales using the average costing method.

Mineral Rights and Exploration Stage

Acquisition costs of mineral rights are capitalized as incurred while pre-production expenditures are expensed as incurred until such time we exit the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves upon commencement of production using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated extraction life upon commencement of extraction using the straight-line method. We have not established proven or probable reserves for any of our projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the reclamation of the surface areas and restoration of underground water quality for our mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred at each project. Such estimates are determined by our engineering studies which consider the cost of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

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

On a quarterly basis, we review the assumptions used to estimate the expected cash flows required to settle the assets retirement obligation, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligation, as well as changes in the legal obligation requirements at each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

Revenue Recognition

The recognition of revenue from the sale of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. We deliver our uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, we receive credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, we will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by us.

Accounting Developments

Other than already noted under Note 2: Summary of Significant Accounting Policies of the notes to our consolidated financial statements as presented under Item 8. Financial Statements and Supplementary Data and discussed under Critical Accounting Policies above, no recently adopted or recently issued accounting pronouncements are anticipated to have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes, but is not necessarily limited to, equity price risk, uranium price risk, foreign currency risk, country risk and interest rate risk.

Equity Price Risk

We are subject to market risk related to the market price of our common stock which trades on the NYSE MKT Equities Exchange. Historically, we have been reliant primarily on equity financings from the sale of our common stock to fund our operations. Movements in the price of our common stock have been volatile in the past and may continue to be volatile in the future. As a result, there is risk that we may not be able to complete an equity financing at an acceptable price when required.

Uranium Price Risk

We are subject to market risk related to the market price of uranium. We have one uranium sales agreement based upon the market price of uranium at the time of delivery, and since future sales of uranium concentrates are expected to generally occur under this uranium supply agreement or through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations. Our functional currency is the United States dollar, however, a portion of our business is transacted in other currencies including the Canadian dollar and the Paraguayan Guarani. To date, these fluctuations have not had a material impact on our results of operations. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Country Risk

We are subject to market risk related to our operations in our operations in foreign jurisdictions. We hold two significant uranium projects in Paraguay. Operations in foreign jurisdictions outside of the U.S. and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights.

Interest Rate Risk

Our term debt has fixed interest rates and we have no significant exposure to interest rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements

The financial statement information for the fiscal year ended July 31, 2013 as listed below are included beginning on page F-1 of this Form 10-K:

  Reports of Independent Registered Public Accounting Firm;
  Consolidated Balance Sheets;
  Consolidated Statements of Operations and Comprehensive Loss;
  Consolidated Statements of Cash Flows;
  Consolidated Statements of Stockholders’ Equity; and
  Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	31-Jul-13	30-Apr-13	31-Jan-13	31-Oct-12

Sales	$1,980,000	$2,789,325	$2,103,750	$2,153,250
Gross profit	(235,812)	518,058	12,465	290,141
Net loss	(5,077,213)	(3,900,045)	(5,588,210)	(7,297,623)
Total comprehensive loss	(5,050,693)	(3,900,279)	(5,591,888)	(7,298,104)
Basic and diluted loss per share	(0.06)	(0.05)	(0.06)	(0.09)
Total assets	73,250,001	67,927,245	72,188,198	76,682,464

	For the Quarters Ended
	31-Jul-12	30-Apr-12	31-Jan-12	31-Oct-11

Sales	$7,517,400	$-	$3,120,000	$3,120,000
Gross profit	2,566,214	-	1,379,232	1,699,914
Net loss	(4,753,814)	(8,224,351)	(6,547,244)	(5,558,311)
Total comprehensive loss	(4,791,400)	(8,225,333)	(6,546,976)	(5,572,764)
Basic and diluted loss per share	(0.06)	(0.10)	(0.09)	(0.07)
Total assets	85,143,395	88,258,690	62,967,078	68,652,813

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

As of July 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and SEC guidance on conducting such assessments. Based on that evaluation, the Company’s management concluded that, as at July 31, 2013, such internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 11, 2013 are as follows:

Name	Age	Position with the Company
Amir Adnani	35	President, Chief Executive Officer, Principal Executive Officer and a director
Alan Lindsay	63	Chairman and a director
Ivan Obolensky	88	A director
Vincent Della Volpe	71	A director
David Kong	67	A director
Katharine Armstrong	61	A director
Mark Katsumata	47	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

The following describes the business experience of each of our directors, including other directorships held in reporting companies:

Amir Adnani. Mr. Adnani is a founder of our Company and has served as the President, Chief Executive Officer and a director since January 2005. Under his leadership, our Company has become North America’s newest uranium mining company and the first uranium miner in the United States in more than seven years.

Mr. Adnani also serves as a spokesman for the uranium industry before all major media, including the largest Asian, European and North American print media, network financial programming, business websites and news services. Recent articles and appearances include The Wall Street Journal, Bloomberg TV, CNBC, BNN, Forbes, Reuters, and The Globe and Mail. He is frequently invited to serve as a keynote speaker for major industry gatherings including the Milken Institute Global Conference, the World Nuclear Fuel Conference and the Mineral Exploration Roundup. Casey Research, a resources-oriented investment research firm, recognizes Mr. Adnani as one of the top-ten leading mining industry entrepreneurs and executives.

In addition, Mr. Adnani is co-founder of Brazil Resources Inc. and has served as a director and chairman of the board of this company since August 2010. Brazil Resources is a public company listed on the TSX Venture Exchange (the “TSX-V”) that is exploring and developing projects in the emerging gold districts in Brazil. As an entrepreneur for many years, Mr. Adnani earlier built a communications firm serving public companies in the natural resources sector. He holds a Bachelor of Science degree from the University of British Columbia and serves on the university’s Alumni Advisory Board.

The Board of Directors has concluded that Mr. Adnani should serve as a director given his involvement with our Company since its inception and his business experience prior to joining our Company.

Alan Lindsay. Mr. Lindsay is a co-founder of our Company and has served as Chairman of our Company since December 2005. Mr. Lindsay continues to serve as Chairman and a director of Bullfrog Gold Corp. listed on the OTCBB since July 2011. Mr. Lindsay was a co-founder of MIV Therapeutics, Inc., a biomedical company focused on biocompatible coating technology for stents and medical devices, and served as a director from October 2001 to March 2010, and as Chief Executive Officer from October 2001 to January 2008. Mr. Lindsay was a co-founder of TapImmune Inc., a development stage biotechnology company, and served as Chairman and a director from December 2005 to July 2009. Mr. Lindsay was a founder of Strategic American Oil Corporation (now known as Duma Energy Corp.), and served as an officer and director from April to July 2005 and from April 2007 to December 2010.

Mr. Lindsay was a founder of Azco Mining Inc. (now known as Santa Fe Gold Corp.) and served as Chairman, President and Chief Executive Officer from 1992 to 2000. Azco Mining Inc. was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994. Mr. Lindsay was a co-founder of Anatolia Minerals Development Limited (now known as Alacer Gold Corp.) and New Oroperu Resources Inc., two publicly traded companies with gold discoveries and listed on the Toronto Stock Exchange and TSX-V, respectively. Mr. Lindsay served as a director of Terra Firma Resources Inc. listed on the TSX-V from August 2011 to July 2013. From 2005 to 2008, Mr. Lindsay served as a director of Hana Mining Ltd., a formerly public company listed on the TSX-V.

The Board of Directors has concluded that Mr. Lindsay should serve as a director given that he is one of the co-founders of our Company and his involvement with our Company since its inception, and also given his business experience with other public companies.

Ivan Obolensky. Mr. Obolensky has served on our Board of Directors since April 2007. Mr. Obolensky has over 40 years of experience in investment banking as a supervisory financial analyst, with specific expertise in the defense, aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. He has also been a Senior Executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate and CB Richard Ellis Moseley Hallgarten. From November 1990 to date, Mr. Obolensky has been a Senior Vice-President of Wellington Shields & Co. LLC, an investment bank and Member of the New York Stock Exchange. Mr. Obolensky is a Registered Investment Advisor and a long-time member of the New York Society of Security Analysts and the CFA Institute. As the 21-year President of the Josephine Lawrence Hopkins Foundation, he is also a 330 Master Mason and a Past Grand Treasurer of the Grand Lodge of the State of New York, where he presently serves as Chairman of its “watchdog” Financial Oversight Committee for the Masonic Brotherhood Foundation. Professionally, he has made frequent appearances as a guest of CNBC, CNNfn and Bloomberg TV. Mr. Obolensky is also a pro-active board member of several charitable organizations: The Children’s Cancer & Blood Foundation; The Bouverie Audubon Preserve of Glen Ellen California; The Police Athletic League of New York City; and General “Blackjack” Pershing’s Soldiers’, Sailors’, Marines’, and Airmen’s Club, where he is also Chairman and CEO. He is a graduate of Yale University, attended Law School of the University of Virginia, and is a Lieutenant (Jg) US Naval Air Corps, USNR (Ret.).

The Board of Directors has concluded that Mr. Obolensky should serve as a director given his involvement with our Company since 2007 and his over 40 years of experience as a financial analyst in investment banking.

Vincent Della Volpe. Mr. Della Volpe has served on our Board of Directors since July 2007. Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and senior vice president of the YMCA Retirement fund in New York. Throughout his career Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University. From 2006 to 2011, Mr. Della Volpe served as a director of Gold Canyon Resources, Inc., a junior natural resource company listed on the TSX-V.

The Board of Directors has concluded that Mr. Della Volpe should serve as a director given his involvement with our Company since 2007 and his over 35 years of experience in the financial industry.

David Kong. Mr. Kong became a director of our Company on January 5, 2011. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the Toronto Stock Exchange since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the New York Stock Exchange and the Toronto Stock Exchange since November 2011 and as a director of Brazil Resources Inc., a public company listed on the TSX-V since October 2010. Mr. Kong served as a director of IDM International Limited, a public company listed on the Australian Stock Exchange from November 2011 to October 2012, as a director of Channel Resources Ltd., a public company listed on the TSX-V from July 2010 to June 2012 and as a director of Hana Mining Ltd., a formerly public company listed on the TSX-V from July 2010 to February 2013, when it was privatized. Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation in British Columbia in 1978 and his U.S. CPA (Illinois) designation in 2002. Mr. Kong was a partner at Ellis Foster, Chartered Accountants from 1981 to 2004, before merging with Ernst & Young LLP in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

The Board of Directors has concluded that Mr. Kong should serve as a director given his business experience, accounting and financial expertise.

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

The Board of Directors has concluded that Ms. Armstrong should serve as a director given her involvement with our Company since 2009 and her business experience prior to joining our Company.

The following describes the business experience of the non-director executive officer of our Company:

Mark Katsumata. Mr. Katsumata was a director of our Company and the Chairman of our Audit Committee from May 11, 2009 until January 5, 2011. Since January 5, 2011 Mr. Katsumata has served as our Secretary, Treasurer and Chief Financial Officer. Mr. Katsumata has served as a Chief Financial Officer and Vice President, Finance of several NYSE MKT LLC stock exchange (the “NYSE MKT”), Toronto Stock Exchange and TSX-V listed companies. Mr. Katsumata has over 20 years of experience related to the mining industry and has been a member in good standing of the Certified General Accountants’ Association of British Columbia and Canada since 1997. During the past five years, Mr. Katsumata was the Chief Financial Officer of Candente Resource Corp., a Toronto Stock Exchange listed base and precious metals explorer. Prior to that, Mr. Katsumata was the Chief Financial Officer/Vice President, Finance of each of Denison Mines Corp., an NYSE MKT and Toronto Stock Exchange listed uranium producer and explorer, and Fortress Minerals Corp., a TSX-V listed precious metals explorer.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Audit Committee

Our board of directors has established an Audit Committee that operates under a written charter approved by the Board. The Audit Committee has been structured to comply with Rule 10A-3 under the Exchange Act. The Audit Committee is comprised of David Kong, Vincent Della Volpe and Ivan Obolensky. Mr. Kong is the Chairman of the Audit Committee. All of the members of the Audit Committee qualify as independent directors under the listing standards of the NYSE MKT. The Board of Directors of the Company has determined that David Kong qualifies as an audit committee financial expert pursuant to SEC rules.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. The Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

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

A copy of our Code of Ethics can be viewed on our website at the following URL: http://www.uraniumenergy.com/about_us/corporate_governance/code_of_ethics/.

Corporate Governance and Nominating Committee

Our board of directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board. The Corporate Governance and Nominating Committee is comprised of Vincent Della Volpe, Ivan Obolensky and Katharine Armstrong. Mr. Della Volpe is the Chairman of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE MKT.

The Corporate Governance and Nominating Committee is responsible for developing an appropriate approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of our Company, including recommending director candidates, review of board procedures, size and organization and monitoring of senior management with respect to governance issues.

The Corporate Governance and Nominating Committee identifies individuals believed to be qualified to become board members and recommends individuals to fill vacancies. There are no minimum qualifications for consideration for nomination to be a director of the Company. The Corporate Governance and Nominating Committee assesses all nominees using generally the same criteria. In nominating candidates, the Corporate Governance and Nominating Committee takes into consideration such factors as it deems appropriate, including judgment, experience, skills and personal character, as well as the needs of the Company. The Corporate Governance and Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, and historically has not considered diversity as a major criteria for identifying director nominees.

The Corporate Governance and Nominating Committee has performed a review of the experience, qualifications, attributes and skills of our Company’s current directors and believes that our Company’s current directors possess a variety of complementary skills and characteristics, including the following:

  personal characteristics, including leadership, character, integrity, accountability, sound business judgment and personal reputation;

  successful business or professional experience;
  various areas of expertise or experience, including financial, strategic and general management;
  willingness and ability to commit the necessary time to fully discharge the responsibilities of a director in connection with the affairs of the Company; and
  a demonstrated commitment to the success of the Company.

The Corporate Governance and Nominating Committee considers nominees recommended by stockholders if such recommendations are made in writing to the Corporate Governance and Nominating Committee and evaluates nominees for election in the same manner whether the nominee has been recommended by a stockholder or otherwise. To recommend a nominee, please write to the Company's Corporate Governance and Nominating Committee, c/o Uranium Energy Corp., at 1111 West Hastings Street, Suite 320, Vancouver, British Columbia, Canada, V6E 2J3.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during the fiscal year ended July 31, 2013, within two business days as required by the SEC, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Harry Anthony	1	3 (sales of common stock)
William Underdown, Jr.	1	1 (option exercise)

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our board of directors has established a Compensation Committee that operates under a written charter approved by the Board. The Compensation Committee is comprised of Vincent Della Volpe, Ivan Obolensky and Katharine Armstrong. Mr. Della Volpe is the Chairman of the Compensation Committee. All of the members of the Compensation Committee qualify as independent directors under the listing standards of the NYSE MKT. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The independence of the Compensation Committee members is re-assessed regularly by the Company.

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

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.

Consistent with good governance practices, in May 2012, the Compensation Committee retained an independent compensation advisor, Global Governance Advisors Inc. (“GGA”) to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans.

Overview of Executive Compensation Program

The Company recognizes that people are our primary asset and our principal source of competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the mining industry, which is a competitive, global labor market.

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

  to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and
  to reward each executive based on individual and corporate performance and to incent such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

  compensation is designed to align executives to the critical business issues facing the Company;
  compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions in comparable companies;
  a substantial portion of total compensation is at-risk and linked to individual efforts, as well as divisional and corporate performance. This ensures the link between executive pay and business performance;
  an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and
  compensation should be transparent to the board, executives and shareholders.

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary; short-term incentive cash awards and long-term incentive equity compensation.

Base Salary

Base salary is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base salary is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

Short-Term Incentive (Cash)

The short-term incentive plan is a variable component of compensation and has the objective to motivate the executive officers to achieve pre-determined objectives and to provide a means to reward the achievement of corporate milestones and fulfillment of the annual business plan. During the fiscal years 2008 and 2009, the Company did not award any short-term incentives, which we considered appropriate due to the decline of the global capital markets. As the Company transitioned to a uranium mining company in 2010, we formalized a process for the award of short-term incentives and set goals for our executive officers based on the achievement of corporate, divisional and individual objectives. Since 2010, as significant corporate milestones were achieved by the Company, short-term incentive compensation awards became a more significant element of the overall executive officer compensation program.

Historically, the amount of the short-term incentive awards paid to the Company’s executive officers has been determined by the Company’s Compensation Committee on a discretionary basis, given the Company’s stage of development and its transitional stage of growth, based on the expected benefits to the Company for meeting its performance targets, the Company’s available resources and market conditions. In fiscal 2013, the Compensation Committee recommended to the Board of Directors to award short-term incentives in the form of an annual bonus within the range of 15% to 40%, as a proportion of each executive officer’s total compensation, as a result of the overall success of the executives in meeting their performance targets. The Compensation Committee determined that the award of bonuses to the executives, in the amount recommended by the Compensation Committee, was prudent and reasonable.

The Company has not implemented a formula-based approach to determine the amount of short-term incentive awards, although as the Company experiences further growth, it intends to assess quantitative and qualitative economic measurement criteria to develop a more objective approach to determining annual bonuses.

The Company has not utilized any specific benchmarking to provide a framework for its compensation decisions however, the Company has conducted an internal survey of companies within our industry and has found our annual base salaries and short-term incentive program to be aligned competitively with those of comparable companies identified by the Company.

To assess the Company’s compensation practices and decisions in fiscal 2013, the Compensation Committee considered the advice of its independent compensation advisor and recommendations issued by leading independent proxy advisors, (including Institutional Shareholder Services Inc. (ISS)). Based on such advice and recommendations, our Compensation Committee determined that the base salary and short-term incentive components of our current executive compensation program are reasonable and appropriate. The Company did not make any significant changes to its compensation policies and decisions in fiscal 2013.

Long-Term Incentive (Equity)

The Company’s long-term incentive program provides for the granting of stock options to senior executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares the long-term incentive program to that of comparable companies within our industry and evaluates such factors as the number of options available under its Stock Incentive Plan and the number of options outstanding relative to the number of shares outstanding. The Company has historically sought to award stock options on a competitive basis based on a comparison with comparable companies.

Each long-term incentive grant is based on the level of the position, internal equity and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of options. Options have a term of up to 10 years and, generally, not more than one-quarter vest each six month period during a term of not less than two years, with the exception of directors and officers, whose granted options vest immediately.

The Board of Directors fixes the exercise price of the options at the time of the grant at the NYSE MKT closing price of our common shares.

No long-term equity incentive plan awards were awarded to the executive officers in fiscal 2013.

In fiscal 2013, the Compensation Committee undertook a comprehensive review of the Company’s long-term incentive plan. The Compensation Committee considered the advice of its independent compensation advisor and recommendations issued by leading independent proxy advisors to adopt preferred governance practices within its long-term incentive plan. The Compensation Committee recommended modifications to the Company’s long-term incentive plan and on May 1, 2013 our board of directors adopted the Company’s 2013 Stock Incentive Plan. On July 24, 2013 our shareholders ratified the 2013 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay over the last three fiscal years:

			Cash Bonus	Stock Options	At-Risk Pay
		Base Salary	(STIP)	(LTIP)	(STIP + LTIP)
Name and Principal Position	Fiscal Year	(%)	(%)	(% )	(% )
Amir Adnani,	2013	67%	33%	-	33%
President and Chief Executive Officer	2012	46%	32%	22%	54%
	2011	32%	24%	44%	68%

Harry Anthony,	2013	63%	37%	-	37%
Former Chief Operating Officer (1)	2012	42%	34%	24%	58%
	2011	28%	25%	46%	72%

Mark Katsumata,	2013	82%	18%	-	18%
Secretary, Treasurer and Chief Financial Officer(2)	2012	51%	16%	33%	49%
	2011	41%	0%	59%	59%

Pat Obara,	2013	-	-	-	-
Former Secretary, Treasurer and Chief Financial Officer(3)	2012	-	-	-	-
	2011	17%	24%	59%	83%

Notes:

(1)	Mr. Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013.
(2)	Mr. Katsumata was appointed Chief Financial Officer, Secretary and Treasurer of our Company effective January 5, 2011.
(3)	Mr. Obara resigned as Chief Financial Officer, Secretary and Treasurer, and was appointed as Vice President, Administration of our Company effective January 5, 2011.

Non-Cash Compensation

The Company provides standard health benefits to its executives, including medical, dental and disability insurance.

The Company’s non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Review of Senior Executive Officer Performance

The Compensation Committee reviews, on an annual basis, the overall compensation package for our senior executive officers and evaluates executive officer performance relative to corporate goals. The Compensation Committee has the opportunity to meet with the senior executive officers at various times during the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. The executive officers were not present during voting or deliberations of the Compensation Committee relating to executive compensation.

In determining the compensation for the senior executive officers, the Compensation Committee considered compensation paid to other executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual.

When reviewing the executive’s performance for the fiscal year ended July 31, 2013, the Compensation Committee took into consideration both individual and corporate performance levels.

This year’s executive performance targets were:

  expansion of the area of uranium extraction in South Texas;
  increase throughput of uranium at the Company’s Hobson processing plant;
  expansion of the resource base;
  advancement of the Company’s projects; and
  corporate performance.

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

  achieved strong uranium extraction at Palangana, the Company’s first ISR mine in South Texas, with Production Areas 1, 2 and 3 online with uranium recovery, extended the area of uranium extraction with the startup of Production Area 3 and advanced permitting for Production Areas 4, 5 and 6;

  recorded cumulative sales of U3O8 since the commencement of uranium extraction to July 31, 2013 of 490,000 pounds at an average sales price of $47 per pound for gross proceeds of $22.8 million;

  completed permitting at Goliad, the Company’s second ISR mine in South Texas; advanced engineering and construction for Production Area 1, with uranium extraction anticipated to commence in fiscal year 2014;

  completed a US$20 million credit facility for an initial funding of US$10 million with an additional US$10 million available for draw-down; injected non-dilutive growth capital into the Company;

  aligned the Company’s interests with strategic resource investors in North America and Asia;

  expanded the resource of the Burke Hollow project, a 17,510 acre uranium property located in Bee County, Texas, within close proximity to the Company’s Hobson processing plant, with an inferred resource estimate prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators;

  expanded the resource of the Slick Rock project, in San Miguel County, Colorado, with an inferred resource estimate prepared in accordance with the provisions of National Instrument 43-101;

  defined an exploration resource for the Oviedo project in the Republic of Paraguay with a technical report prepared in accordance with the provisions of National Instrument 43-101; and

  retained its inclusion on the Russell 2000 and Russell 3000 indexes.

Alan Lindsay, Chairman of the Board

Alan Lindsay serves as the Company’s Chairman and a director and is retained accordingly on a yearly basis. Mr. Lindsay is compensated on a monthly basis at a rate of $6,000 per month.

The Company’s compensation policy for Mr. Lindsay is based on comparisons of other companies’ remunerations made to their Chairmen and the value of Mr. Lindsay’s expertise to the Company.

Amir Adnani, President and Chief Executive Officer

Amir Adnani is retained according to an executive services agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”.

The Company’s compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise to the Company.

As shown in the Director Compensation Table below, Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company.

Harry Anthony, former Chief Operating Officer

Harry Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013. Prior to his resignation, Mr. Anthony was retained according to an executive services agreement with our Company, and his compensation for serving as Chief Operating Officer of the Company is disclosed below in the “Summary Compensation Table”.

The Company’s compensation policy for Mr. Anthony was based on comparisons of other companies’ remunerations made to their Chief Operating Officers and the value of Mr. Anthony’s expertise to the Company.

As shown in the Director Compensation Table below, Mr. Anthony did not receive additional compensation in connection with his service as a director of the Company.

Mark Katsumata, Secretary, Treasurer and Chief Financial Officer

Mark Katsumata is retained according to an executive services agreement with our Company, and his compensation for serving as Chief Financial Officer of the Company is disclosed below in the “Summary Compensation Table”.

The Company’s compensation policy for Mr. Katsumata is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Katsumata’s expertise to the Company.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Retirement, Resignation or Termination Plans

Officers with contracts for services have notice requirements which permit pay in lieu of notice.

Each of the Company’s executive services agreements with Mr. Adnani, Mr. Anthony (prior to his resignation) and Mr. Katsumata contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below under the heading “Executive Services Agreements”.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incent risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

  appointing a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
  retained an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors;
  the use of deferred equity compensation in the form of stock options to encourage a focus on long- term corporate performance versus short-term results;
  disclosure of executive compensation to stakeholders;
  use of discretion in adjusting bonus payments up or down as the Compensation Committee deems appropriate; and
  adoption of say-on-pay.

The Company does not have a written policy which restricts its executive officers and directors from purchasing financial instruments that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the executive officers or directors.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2013 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 76.15% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during our fiscal year ended July 31, 2013, was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during our fiscal year ended July 31, 2013, there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by the following independent directors, who comprise the Compensation Committee:

By: Vincent Della Volpe, Ivan Obolensky and Katharine Armstrong.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2013, 2012 and 2011 (each a “Named Executive Officer”):

							Non-Qualified
						Non-Equity	Deferred	All Other
				Stock	Options	Incentive Plan	Compensation	Compen-
Name and Principal Position	Year	Salary(1)	Bonus	Awards	Awards(2)	Compensation	Earnings	sations	Total(3)

Amir Adnani,	2013	$378,251	$189,000	$-	$-	$-	$-	$-	$567,251
President and Chief Executive Officer	2012	387,005	270,000	-	185,382	-	-	-	842,387
	2011	334,630	250,000	-	463,737	-	-	-	1,048,367

Harry Anthony,(4)	2013	316,642	189,000	-	-	-	-	-	505,642
Former Chief Operating Officer	2012	327,346	270,000	-	185,382	-	-	-	782,728
	2011	283,741	250,000	-	463,737	-	-	-	997,478

Mark Katsumata,(5)	2013	155,000	34,764	-	-	-	-	-	189,764
Secretary, Treasurer	2012	156,851	49,574	-	102,990	-	-	-	309,415
and Chief Financial Officer	2011	88,019	-	-	125,209	-	-	-	213,228

Pat Obara,(6)	2013	-	-	-	-	-	-	-	-
Former Secretary, Treasurer	2012	-	-	-	-	-	-	-	-
and Chief Financial Officer	2011	78,347	114,677	-	278,242	-	-	-	471,266

Notes:

(1)

These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, as between us and the Named Executive Officers, which are more particularly described below.

(2)

These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. For information relating to the assumptions used to calculate the grant date fair value, see Note 11 to the Consolidated Financial Statements contained in this Annual Report.

(3)	The Company did not record any non-equity incentive compensation plan expense, non-qualified deferred compensation expense or other compensation expense for the Named Executive Officers.
(4)	Mr. Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013.
(5)

Mr. Katsumata was appointed as Secretary, Treasurer and Chief Financial Officer of our Company effective January 5, 2011. The Company pays Mr. Katsumata in Canadian currency. For the purpose of reporting the salary paid to Mr. Katsumata the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.

(6)	Mr. Obara resigned as Secretary, Treasurer and Chief Financial Officer and was appointed as Vice President, Administration of our Company effective January 5, 2011.

No Grants of Plan Based Awards

The Company did not grant any plan based awards to the Named Executive Officers in the fiscal year ended July 31, 2013 under any plan.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2013, relating to options that have been granted to the Named Executive Officers:

	Option Awards					Stock Awards
								Equity Incentive
			Equity Incentive				Market	Plan Awards:	Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Value of	Number of	Plan Awards:
	Securities	Securities	Securities			Shares or	Shares or	Unearned	Market or Payout
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units or	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock That	other Rights	Shares, Units or
	Options	Options	Unearned	Exercise	Option Expiration	That Have	Have Not	That Have Not	other Rights That
Name	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Vested	Vested	Have Not Vested

Amir Adnani,	139,634	-	-	$0.45	January 1, 2017	-	$-	$-	$-
President	250,000	-	-	0.45	April 7, 2018	-	-	-	-
and Chief Executive Officer	250,000	-	-	2.40	August 26, 2019	-	-	-	-
	250,000	-	-	2.43	August 13, 2020	-	-	-	-
	90,000	-	-	2.78	September 26, 2021	-	-	-	-

Harry Anthony,	83,750	-	-	0.33	December 20, 2015	-	-	-	-
former Chief Operating Officer	72,500	-	-	0.33	February 1, 2016	-	-	-	-
	225,000	-	-	0.45	January 1, 2017	-	-	-	-
	250,000	-	-	0.45	April 7, 2018	-	-	-	-
	250,000	-	-	2.40	August 26, 2019	-	-	-	-
	250,000	-	-	2.43	August 13, 2020	-	-	-	-
	90,000	-	-	2.78	September 26, 2021	-	-	-	-

Mark Katsumata,	75,000	-	-	1.50	May 8, 2019	-	-	-	-
Secretary, Treasurer	75,000	-	-	2.40	August 26, 2019	-	-	-	-
and Chief Financial Officer	67,500	-	-	2.43	August 13, 2020	-	-	-	-
	50,000	-	-	2.78	September 26, 2021	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercised and stock awards vested for the Named Executive Officers for the fiscal year ended July 31, 2013:

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
Name	Exercise	Exercise(1)	Acquired on Vesting	Vesting

Amir Adnani, President and Chief Executive Officer	287,866	$629,957	-	$-

Harry Anthony, former Chief Operating Officer	118,750	208,644	-	-

Mark Katsumata, Secretary, Treasurer and Chief Financial Officer	-	-	-	-

Note:
(1)	The value realized on exercise is based on the difference between the closing sale price on the date of exercise and the exercise price of each option.

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Directors receive cash compensation for their services as such, as well as options. The number of options granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry.

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended July 31, 2013:

					Non-Qualified
	Fees Earned			Non-Equity	Deferred
	Or Paid In	Stock	Options	Incentive Plan	Compensation	All Other
Name(1)	Cash	Awards	Awards	Compensation	Earnings	Compensations	Total
Alan Lindsay	$92,000	$-	$-	$-	$-	$-	$92,000
David Kong	31,785	-	-	-	-	-	31,785
Ivan Obolensky	27,000	-	-	-	-	-	27,000
Vincent Della Volpe	27,000	-	-	-	-	-	27,000
Katharine Armstrong	27,000	-	-	-	-	-	27,000

Note:
(1)	Information for Amir Adnani and Harry Anthony is included in the Summary Compensation Table for Named Executive Officers and is not reported in the Director Compensation section of this Proxy Statement.

As of July 31, 2013, our directors held options to acquire an aggregate of 3,905,884 shares of our common stock as follows: Alan Lindsay - 1,065,000 options; Amir Adnani – 979,634 options; Harry Anthony - 1,221,250 options; Ivan Obolensky - 220,000 options; Vincent Della Volpe - 270,000 options; David Kong - 100,000 options and Katharine Armstrong - 50,000 options.

Alan Lindsay serves as the Company’s Chairman and a director and is retained accordingly on a yearly basis. Mr. Lindsay is compensated on a monthly basis at a rate of $6,000 per month.

Amir Adnani serves as the Company’s Chief Executive Officer, President and a director. Mr. Adnani is retained according to his executive services agreement and his compensation for serving as executive officer of the Company is disclosed above in the “Summary Compensation Table”. Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company.

Harry Anthony served as the Company’s Chief Operating Officer and a director until his resignation from such positions effective September 27, 2013. Mr. Anthony was retained according to his executive services agreement and his compensation for serving as executive officer of the Company is disclosed above in the “Summary Compensation Table”. Mr. Anthony did not receive additional compensation in connection with his service as a director of the Company.

David Kong, Ivan Obolensky, Vincent Della Volpe and Katharine Armstrong are independent directors of the Company. Mr. Kong serves as Chairman of the Company’s Audit Committee and Mr. Della Volpe serves as Chairman of the Company’s Compensation Committee and as Chairman of the Company’s Corporate Governance and Nominating Committee. The independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees as follows:

  David Kong (CAD$25,000 per year);
  Ivan Obolensky ($20,000 per year);
  Vincent Della Volpe ($20,000 per year); and

  Katharine Armstrong ($20,000 per year).

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairmanship fees or meeting attendance fees above and beyond such annual retainer fees.

In addition to such retainers, from time to time directors may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to other directors of companies in the industry.

Standard retainer amounts paid to directors, as well as any bonus payments or options, are determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Directors’ and Officers’ Insurance

The Company has purchased a policy of insurance for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to this policy for the fiscal year ended July 31, 2013, was $66,346. The policy does not specify that any part of the premium is paid in respect of either directors as a group or officers as a group. The entire premium is paid by the Company. The current annual policy limit is $10,000,000 subject to a deductible of up to $100,000 per claim and $250,000 per securities claim.

Executive Services Agreements

Adnani Executive Services Agreement

On July 23, 2009, our Board of Directors approved the entering into of an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), as amended by certain letter agreements, dated for reference effective as at July 1, 2010 and February 1, 2012, respectively, with a term expiring on July 23, 2012 (the “2009 Adnani Agreement”). The 2009 Adnani Agreement was subject to automatic renewal and remained in effect until June 30, 2013. On July 24, 2013, our Board of Directors approved the entering into of a further amended and restated executive services agreement with Adnani Corp., with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2016 (the “Adnani Agreement”).

The Adnani Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Adnani Corp. provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Adnani Agreement: (a) through Adnani Corp., Mr. Adnani shall continue to provide duties to us commensurate with his current executive positions as our President and Chief Executive Officer; and (b) we shall pay to Adnani Corp. a monthly fee of $30,000.

If the Company elects to not renew the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to Adnani Corp. as follows: (a) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term effective from July 23, 2009 and any renewal period during which the Adnani Agreement was in force and effect and during which Adnani Corp. rendered services thereunder, together with a cash payment equating to Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Adnani Corp. to the effective termination date, payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Adnani to the effective termination date and payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Vacation Pay”); (d) subject to applicable provisions of the Adnani Agreement, all of Adnani Corp.’s and Mr. Adnani’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of two years from the effective termination date (the “Adnani Options Extension”); and (e) confirmation that all of Adnani Corp.’s and Mr. Adnani’s then benefits coverage would be extended to Mr. Adnani for a period ending two years from the effective termination date (the “Adnani Benefits Extension”).

If the Company elects to terminate the Adnani Agreement without just cause, or if Adnani Corp. terminates the Adnani Agreement for just cause, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to Adnani Corp. as follows: (a) a cash payment equating to an aggregate of 24 months of the then monthly fee, together with a cash payment equating to two times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (b) all Adnani Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Adnani Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension commencing on the effective termination date; and (e) the Adnani Benefits Extension commencing on the effective termination date.

If Adnani Corp. elects to terminate the Adnani Agreement for good reason, as defined in the Adnani Agreement, including without limitation a material diminution of Mr. Adnani’s duties, a failure of the Company to deliver a written agreement to be entered into with any successor, assignee or transferee of the Company to assume and agree to perform the Adnani Agreement, a failure of the Company to pay remuneration or any other breach by the Company of a material provision of the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to Adnani Corp. as follows: (a) a cash payment equating to an aggregate of 18 months of the then monthly fee, together with a cash payment equating to one and one-half times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. over a period of 12 months from the effective termination date; (b) all Adnani Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Adnani Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension commencing on the effective termination date; and (e) the Adnani Benefits Extension commencing on the effective termination date.

If Adnani Corp. elects to terminate the Adnani Agreement, except for just cause, or if the Company terminates the Adnani Agreement for just cause, Adnani Corp. is not entitled to a severance package.

The Adnani Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Adnani, in which case the Company shall be obligated to provide a severance package to Adnani Corp. or Mr. Adnani’s estate as follows, provided that Adnani Corp. is or was in compliance with the relevant terms and conditions of the Adnani Agreement: (a) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Adnani Corp’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. or Mr. Adnani’s estate within 14 calendar days of the effective termination date; (b) all Adnani Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Adnani Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; and (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension commencing on the effective termination date.

Anthony Executive Employment Agreement

Mr. Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013. Prior to his resignation, the terms of his employment as Chief Operating Officer were governed by an executive services agreement as disclosed below.

On July 23, 2009, our Board of Directors approved the entering into of an executive services agreement with Harry Anthony, with a term expiring on July 23, 2012 (the “2009 Anthony Agreement”). The 2009 Anthony Agreement was subject to automatic renewal and remained in effect until June 30, 2013. On July 24, 2013, our Board of Directors approved the entering into of a further amended and restated executive services agreement with Harry Anthony, with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2016 (the “Anthony Agreement”).

The Anthony Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Mr. Anthony provides written notice not to renew the Anthony Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Anthony Agreement: (a) Mr. Anthony shall provide duties to us commensurate with his executive position as our Chief Operating Officer; and (b) we shall pay to Mr. Anthony a monthly fee of $25,000.

If the Company elects to not renew the Anthony Agreement, and provided that Mr. Anthony is in compliance with the relevant terms and conditions of the Anthony Agreement, the Company shall be obligated to provide a severance package to Mr. Anthony as follows: (a) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term effective from July 23, 2009 and any renewal period during which the Anthony Agreement was in force and effect and during which Mr. Anthony rendered services thereunder, together with a cash payment equating to the Mr. Anthony’s average annual bonus during the most recent two years, payable by the Company to Mr. Anthony within 14 calendar days of the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Mr. Anthony to the effective termination date, payable within 14 calendar days of the effective termination date (the “Anthony Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Anthony to the effective termination date and payable within 14 calendar days of the effective termination date (the “Anthony Outstanding Vacation Pay”); (d) subject to applicable provisions of the Anthony Agreement, all of Mr. Anthony’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of two years from the effective termination date (the “Anthony Options Extension”); and (e) confirmation that all of Mr. Anthony’s then benefits coverage would be extended to Mr. Anthony for a period ending two years from the effective termination date (the “Anthony Benefits Extension”).

If the Company elects to terminate the Anthony Agreement without just cause, or if Mr. Anthony terminates the Anthony Agreement for just cause, and provided that Mr. Anthony is in compliance with the relevant terms and conditions of the Anthony Agreement, the Company shall be obligated to provide a severance package to Mr. Anthony as follows: (a) a cash payment equating to an aggregate of 24 months of the then monthly fee, together with a cash payment equating to two times the sum of Mr. Anthony’s average annual bonus during the most recent two years, payable by the Company to Mr. Anthony within 14 calendar days of the effective termination date; (b) all Anthony Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Anthony Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Anthony Agreement, the Anthony Options Extension commencing on the effective termination date; and (e) the Anthony Benefits Extension commencing on the effective termination date.

If Mr. Anthony elects to terminate the Anthony Agreement for good reason, as defined in the Anthony Agreement, including without limitation a material diminution of Mr. Anthony’s duties, a failure of the Company to deliver a written agreement to be entered into with any successor, assignee or transferee of the Company to assume and agree to perform the Anthony Agreement, a failure of the Company to pay remuneration or any other breach by the Company of a material provision of the Anthony Agreement, and provided that Mr. Anthony is in compliance with the relevant terms and conditions of the Anthony Agreement, the Company shall be obligated to provide a severance package to Mr. Anthony as follows: (a) a cash payment equating to an aggregate of 18 months of the then monthly fee, together with a cash payment equating to one and one-half times the sum of Mr. Anthony’s average annual bonus during the most recent two years payable by the Company to Mr. Anthony over a period of 12 months from the effective termination date; (b) all Anthony Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Anthony Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Anthony Agreement, the Anthony Options Extension commencing on the effective termination date; and (e) the Anthony Benefits Extension commencing on the effective termination date.

If Mr. Anthony elects to terminate the Anthony Agreement, except for just cause, or if the Company terminates the Anthony Agreement for just cause, Mr. Anthony is not entitled to a severance package.

The Anthony Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Anthony, in which case the Company shall be obligated to provide a severance package to Mr. Anthony or Mr. Anthony’s estate as follows, provided that Mr. Anthony is or was in compliance with the relevant terms and conditions of the Anthony Agreement: (a) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Mr. Anthony’s average annual bonus during the most recent two years, payable by the Company to Mr. Anthony or Mr. Anthony’s estate within 14 calendar days of the effective termination date; (b) all Anthony Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Anthony Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; and (d) subject to applicable provisions of the Anthony Agreement, the Anthony Options Extension commencing on the effective termination date.

Mr. Anthony resigned as our Chief Operating Officer effective September 27, 2013, as such, the Anthony Agreement is terminated.

Katsumata Executive Employment Agreement

On January 5, 2011, our Board of Directors approved the entering into of an executive services agreement with Mark Katsumata, with a term expiring on January 5, 2013 (the “2011 Katsumata Agreement”). The 2011 Katsumata Agreement was subject to automatic renewal and remained in effect until June 30, 2013. On July 24, 2013, our Board of Directors approved the entering into of a further amended and restated executive services agreement with Mark Katsumata, with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2015 (the “Katsumata Agreement”).

The Katsumata Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Mr. Katsumata provides written notice not to renew the Katsumata Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Katsumata Agreement: (a) Mr. Katsumata shall provide duties to us commensurate with his executive position as our Secretary, Treasurer and Chief Financial Officer; and (b) we shall pay to Mr. Katsumata a monthly fee of CAD$13,750.

If the Company elects to not renew the Katsumata Agreement, and provided that Mr. Katsumata is in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company shall be obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term and any renewal period during which the Katsumata Agreement was in force and effect and during which Mr. Katsumata rendered services thereunder, together with a cash payment equating to Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata within 14 calendar days of the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Mr. Katsumata to the effective termination date, payable within 14 calendar days of the effective termination date (the “Katsumata Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Katsumata to the effective termination date and payable within 14 calendar days of the effective termination date (the “Katsumata Outstanding Vacation Pay”); (d) subject to applicable provisions of the Katsumata Agreement, all of Mr. Katsumata’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of one year from the effective termination date (the “Katsumata Options Extension”); and (e) confirmation that all of Mr. Katsumata’s then benefits coverage would be extended to Mr. Katsumata for a period ending one year from the effective termination date (the “Katsumata Benefits Extension”).

If the Company elects to terminate the Katsumata Agreement without just cause, or if Mr. Katsumata terminates the Katsumata Agreement for just cause, and provided that Mr. Katsumata is in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company shall be obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata within 14 calendar days of the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Katsumata Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension commencing on the effective termination date; and (e) the Katsumata Benefits Extension commencing on the effective termination date

If Mr. Katsumata elects to terminate the Katsumata Agreement for good reason, as defined in the Katsumata Agreement, including without limitation a material diminution of Mr. Katsumata’s duties, a failure of the Company to deliver a written agreement to be entered into with any successor, assignee or transferee of the Company to assume and agree to perform the Katsumata Agreement, a failure of the Company to pay remuneration or any other breach by the Company of a material provision of the Katsumata Agreement, and provided that Mr. Katsumata is in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company shall be obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of nine months of the then monthly fee, together with a cash payment equating to three-quarters of the sum of the Mr. Katsumata’s annual bonus during the most recent year payable by the Company to Mr. Katsumata over a period 12 months from the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Katsumata Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension commencing on the effective termination date; and (e) the Katsumata Benefits Extension commencing on the effective termination date.

If Mr. Katsumata elects to terminate the Katsumata Agreement, except for just cause, or if the Company terminates the Katsumata Agreement for just cause, Mr. Katsumata is not entitled to a severance package.

The Katsumata Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Katsumata, in which case the Company shall be obligated to provide a severance package to Mr. Katsumata or to Mr. Katsumata’s estate as follows, provided that Mr. Katsumata is or was in compliance with the relevant terms and conditions of the Katsumata Agreement: (a) a cash payment equating to an aggregate of six months of the then monthly fee, together with a cash payment equating to one-half of Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata or Mr. Katsumata’s estate within 14 calendar days of the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements, payable within 14 calendar days of the effective termination date; (c) all Katsumata Outstanding Vacation Pay, payable within 14 calendar days of the effective termination date; and (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension commencing on the effective termination date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 9, 2013, there were 86,200,024 shares of common stock issued and outstanding.

	Amount and Nature of		Percentage of
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)		Beneficial Ownership

Directors and Officers:

Amir Adnani	2,820,112	(2)	3.2%
320 - 1111 West Hastings Street
Vancouver, British Columbia, Canada, V6E 2J3

Alan Lindsay	2,371,287	(3)	2.7%
320 - 1111 West Hastings Street
Vancouver, British Columbia, Canada, V6E 2J3

Ivan Obolensky	238,419	(4)	*
500 North Shoreline Boulevard, Suite 800N
Corpus Christi, Texas, U.S.A., 78401

Vincent Della Volpe	270,000	(5)	*
500 North Shoreline Boulevard, Suite 800N
Corpus Christi, Texas, U.S.A., 78401

David Kong	100,000	(6)	*
320 - 1111 West Hastings Street
Vancouver, British Columbia, Canada, V6E 2J3

Katharine Armstrong	60,000	(7)	*
500 North Shoreline Boulevard, Suite 800N
Corpus Christi, Texas, U.S.A., 78401

Mark Katsumata	272,339	(8)	*
320 - 1111 West Hastings Street
Vancouver, British Columbia, Canada, V6E 2J3

All directors and executive officers as a group	6,132,157	(9)	6.9%
(7 persons)

Major Shareholders:

Huber Capital Management LLC	12,638,377	(10)	14.7%
2321 Rosecrans Ave., Suite 3245
El Segundo, CA, U.S.A., 90245

BlackRock Inc.	4,798,198	(11)	5.6%
40 East 52nd Street
New York, NY, U.S.A., 10022

Notes:
*	Less than one percent.
(1)

Under Rule 13d-3 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of October 9, 2013, there were 86,200,024 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 1,837,478 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife and (iii) 979,634 stock options to purchase shares of our common stock.

(3)

This figure represents (i) 1,142,787 shares of common stock, (ii) 163,500 shares of common stock held of record by Mr. Lindsay’s wife and (iii) 1,065,000 stock options to purchase shares of our common stock. Mr. Lindsay is the father-in-law of Mr. Adnani.

(4)	This figure represents (i) 18,419 shares of common stock and (ii) 220,000 stock options to purchase shares of our common stock.
(5)	This figure represents 270,000 stock options to purchase shares of our common stock.
(6)	This figure represents 100,000 stock options to purchase shares of our common stock.
(7)	This figure represents (i) 10,000 shares of common stock and (ii) 50,000 stock options to purchase shares of our common stock.
(8)	This figure represents (i) 4,839 shares of common stock and (ii) 267,500 stock options to purchase shares of our common stock.
(9)	This figure represents (i) 3,180,023 shares of common stock and (ii) 2,952,134 stock options to purchase shares of our common stock.
(10)	This information is based on a Form 13F filed with the SEC by Huber Capital Management LLC on May 14, 2013.
(11)	This information is based on a Schedule 13G filed with the SEC by BlackRock Inc. on February 11, 2013.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relations and Related Transactions, and Director Independence

Related Party Transactions

Except as described below, the Company was not involved in any transactions during the fiscal year ended July 31, 2013, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which related persons had or will have a direct or indirect material interest:

  incurred $176,099 in general and administrative costs paid to a company controlled by a direct family member of a current officer and director (Mr. Adnani).

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving any contracts or other transactions with any of our current or former executive officers. The charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that Ivan Obolensky, Vincent Della Volpe, David Kong and Katharine Armstrong each qualify as independent directors under the listing standards of the NYSE MKT.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2013, 2012 and 2011. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended	Year Ended
	July 31, 2013	July 31, 2012
Audit Fees	$315,852	$422,158
Audit Related Fees	-	-
Tax Fees	120,801	102,386
Total	$436,653	$524,544

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit

2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including Concentric Disclosure Schedule pursuant thereto (32)
2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. (34)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws (1)
3.3	Audit Committee Charter (1)
10.1	Consulting Agreement between Uranium Energy Corp. and Randall Reneau (3)
10.2	Mineral Asset Option Agreement (3)
10.3	Agreement and Addendum between Harry A. Moore Trust and Uranium Energy Corp. (4)
10.4	Financial Consulting Services Agreement between Uranium Energy Corp. and International Market Trend AG (5)
10.5	Harry A. Moore Trust Agreement (5)
10.6	Amending Agreement to Employment Agreement between Uranium Energy Corp. and Harry Anthony (6)
10.7	Consulting Services and Right of First Refusal Agreement between Uranium Energy Corp. and Jim Knupke (5)
10.8	Corporate Relations Consulting Services Agreement between Uranium Energy Corp. and Michael Baybak and Corp. Inc. (5)
10.9	Corporate Finance Consulting Services Agreement between Uranium Energy Corp. and Eurotrade Management Group Ltd. (5)
10.10	Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (6)
10.11	Reneau Services Agreement between Uranium Energy Corp. and Randall Reneau (6)
10.12	Uranium Mining Lease among Uranium Energy Corp., John G. Jebsen and John Triantis (7)
10.13	Consulting Agreement dated February 1, 2007 between the Company and Epoch Financial Group Inc. (12)
10.14	Web Services Agreement dated March 21, 2007 between the Company and Market Pathways Financial Relations Inc. (12)
10.15	Letter Option Agreement dated March 28, 2007 between the Company and Betty, Fred and Marty Holley (12)
10.16	Consulting Agreement dated March 29, 2007 between the Company and EuroXchange Consulting Ltd. (12)
10.17	Database Agreement dated April 4, 2007 between the Company and Paul Pierce (12)
10.18	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (11)

10.19	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (11)
10.20	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (11)
10.21	Agency Agreement between Uranium Energy Corp. and National Bank Financial Inc., RBC Dominion Securities Inc. and Canaccord Capital Corporation dated December 12, 2007 (16)
10.22	Registration Rights Agreement dated December 12, 2007 between Uranium Energy Corp. and National Bank Financial Inc. (16)
10.23	Form of Subscription Agreement between Uranium Energy Corp. and certain selling stockholders (16)
10.24	Form of Warrant Certificate (16)
10.25	Form of Registration Rights Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units (17)
10.26	Form of Subscription Agreement between Uranium Energy Corp. and the subscribers of the July 2008 Units (17)
10.27	Form of Warrant Certificate provided by Uranium Energy Corp. to the subscribers of the July 2008 Units (17)
10.28	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (13)
10.29	Amendment and Extension to Executive Services Agreement between Uranium Energy Corp. and Amir Adnani (14)
10.30	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (15)
10.31	2005 Stock Option Plan of Uranium Energy Corp. (8)
10.32	Amended 2005 Stock Option Plan (9)
10.33	2006 Stock Incentive Plan of Uranium Energy Corp. (10)
10.34	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (18)
10.35	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (19)
10.36	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (20)
10.37	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (21)
10.38	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (21)
10.39	Form of Warrant Certificate (22)
10.40	2009 Stock Incentive Plan (23)
10.41	Uranium Mining Lease dated October 6, 2004 (Property ID 80601) (24)
10.42	Uranium Mining Lease dated August 24, 2005 (Property ID 80602) (24)
10.43	Uranium Mining Lease dated August 24, 2005 (Property ID 80603) (24)
10.44	Uranium Mining Lease dated October 6, 2004 (Property ID 80604) (24)
10.45	Uranium Mining Lease dated November 2, 2005 (Property ID 80605) (24)
10.46	Uranium Mining Lease dated November 2, 2005 (Property ID 80606) (24)
10.47	Uranium Mining Lease dated December 19, 2005 (Property ID 80607) (24)

10.48	Uranium Mining Lease dated December 20, 2005 (Property IDs 80608 and 80609) (24)
10.49	Uranium Mining Lease dated December 20, 2005 (Property IDs 80610 and 80611) (24)
10.50	Uranium Mining Lease dated March 20, 2006 (Property ID 80612) (24)
10.51	Uranium Mining Lease dated March 20, 2006 (Property ID 80613) (24)
10.52	Uranium Mining Lease dated April 9, 2007 (Property ID 80614) (24)
10.53	Uranium Mining Lease dated April 23, 2007 (Property ID 80615) (24)
10.54	Uranium Mining Lease dated May 17, 2007 (Property ID 80616) (24)
10.55	Uranium Mining Lease dated May 29, 2007 (Property ID 80617) (24)
10.56	Uranium Mining Lease dated June 20, 2007 (Property ID 80618) (24)
10.57	Uranium Mining Lease dated August 27, 2007 (Property ID 80619) (24)
10.58	Uranium Mining Lease dated July 17, 2007 (Property ID 80621) (24)
10.59	Uranium Mining Lease dated September 25, 2007 (Property ID 80620) (24)
10.60	Uranium Mining Lease dated February 22, 2008 (Property ID 80622) (24)
10.61	Uranium Mining Lease dated June 12, 2008 (Property ID 80623) (24)
10.62	Securities Purchase Agreement between URN Resources Inc. and Uranium Energy Corp. dated October 13, 2009 (25)
10.63	Letter Agreement with Everest Exploration Inc. dated October 13, 2009 (25)
10.64	Option Agreement with Neutron Energy, Inc. dated November 5, 2009 (26)
10.65	Asset Purchase Agreement among each of Everest Exploration, Inc., Everest Resource Company, James T. Clark and Thomas M. Crain, Jr. (27)
10.66	First Amendment of Option Agreement between Uranium Energy Corp. and Neutron Energy, Inc., dated December 29, 2009 (28)
10.67	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (29)
10.68	2009 Stock Incentive Plan, as amended (30)
10.69	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (31)
10.70	Acquisition Agreement between Global Uranium Corp. and Uranium Energy Corp. (32)
10.71	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (33)
10.72	Amending Agreement to Acquisition Agreement between Global Uranium Corp. and Uranium Energy Corp. (34)
10.73	Data Purchase and Sale Agreement between Uranium One USA, Inc. and Uranium Energy Corp. (35)
10.74	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (36)
10.75	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. (37)
10.76	Arrangement Agreement between Cue Resources Ltd. and Uranium Energy Corp. (38)
10.77	Target Disclosure Letter pursuant to Arrangement Agreement (38)
10.78	Secured Loan Agreement between Uranium Energy Corp. and Cue Resources Ltd. (38)

10.79	Form of Lock-Up Agreement between Uranium Energy Corp. and Certain Shareholders of Cue Resources Ltd. (38)
10.80	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (39)
10.81	Placement Agency Agreement with Dundee Securities Ltd., Global Hunter Securities LLC, CIBC World Markets Inc. and Haywood Securities Inc. (40)
10.82	Credit Agreement dated as of July 30, 2013 (41)
21.1	Subsidiaries of Uranium Energy Corp., filed herewith as an exhibit
23.1	Consent of Independent Auditors, Ernst & Young, LLP, filed herewith as an exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), filed herewith as an exhibit
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), filed herewith as an exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith as an exhibit

(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to the amendment to our Registration Statement on Form SB-2 filed with the SEC on November 9, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on December 21, 2005.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 13, 2006.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 4, 2006.
(7)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 21, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 21, 2005.
(9)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006.
(10)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on November 20, 2006.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(12)	Incorporated by reference to our Registration Statement on Form SB-2/A filed with the SEC on May 14, 2007.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(14)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on October 29, 2007.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(16)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 12, 2008.
(17)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 29, 2008.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(22)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on July 14, 2009.
(23)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(24)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(25)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 19, 2009.
(26)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.
(27)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 27, 2009.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2009.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(30)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(31)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(32)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(33)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(35)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 30, 2011.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2012.
(39)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(40)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 3, 2012.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.

__________

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders' Equity

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. and subsidiaries at July 31, 2013 and July 31, 2012, and the consolidated results of its operations and comprehensive loss and its cash flows for each of the three years in the period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Energy Corp.'s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Vancouver, British Columbia

October 11, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Uranium Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2013, and our report dated October 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Vancouver, British Columbia

October 11, 2013

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	Notes	July 31, 2013	July 31, 2012

CURRENT ASSETS
Cash and cash equivalents		$14,171,807	$25,015,284
Available-for-sale securities	3	18,350	41,973
Accounts and interest receivable		45,584	273,584
Inventories	4	975,719	1,876,100
Prepaid expenses and deposits		1,098,026	717,260
Current portion of deferred financing costs	9	218,336	-
		16,527,822	27,924,201

DEFERRED FINANCING COSTS	9	200,141	-
MINERAL RIGHTS AND PROPERTIES	5	41,785,852	42,594,920
PROPERTY, PLANT AND EQUIPMENT	6	8,695,277	9,081,234
RECLAMATION DEPOSITS	7	6,040,909	5,543,040
		$73,250,001	$85,143,395

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$3,978,867	$5,271,158
Due to related parties	8	9,571	47,443
Current portion of long-term debt	9	833,333	-
Current portion of asset retirement obligations	10	836,073	133,298
		5,657,844	5,451,899

DEFERRED INCOME TAX LIABILITIES	12	781,186	791,939
LONG-TERM DEBT	9	6,123,886	-
ASSET RETIREMENT OBLIGATIONS	10	3,242,007	2,979,076
		15,804,923	9,222,914

STOCKHOLDERS' EQUITY
Capital stock Common stock $0.001 par value: 750,000,000 shares authorized, 86,032,285 shares issued and outstanding (July 31, 2012 - 84,975,155)	11	86,036	84,975
Additional paid-in capital		200,046,081	196,486,881
Share issuance obligation	15	-	194,700
Accumulated deficit		(142,687,039)	(120,823,948)
Accumulated other comprehensive income		-	(22,127)
		57,445,078	75,920,481
		$73,250,001	$85,143,395

COMMITMENTS AND CONTINGENCIES	15

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Year Ended July 31,
	Notes	2013	2012	2011

SALES		$9,026,325	$13,757,400	$-
COST OF SALES	4	8,441,473	8,112,040	-
GROSS PROFIT		584,852	5,645,360	-

EXPENSES
Mineral property expenditures	5	10,010,691	14,938,722	11,420,180
General and administrative	8&11	10,832,929	14,036,974	15,187,066
Depreciation, amortization and accretion	5, 6&10	1,551,861	1,275,557	1,155,959
Impairment loss on mineral properties		-	-	143,396
		22,395,481	30,251,253	27,906,601
LOSS BEFORE OTHER ITEMS		(21,810,629)	(24,605,893)	(27,906,601)

OTHER ITEMS
Interest income		32,524	69,328	49,058
Interest and finance costs		(32,758)	(30,898)	-
Gain (loss) on disposition of assets		4,249	6,999	(9,234)
Gain on sale of investments		-	-	508,682
Realized loss on available-for-sale securities	3	(45,750)	-	-
Loss on fair value of convertible debentures		-	(49,681)	-
Loss on settlement of convertible debentures		-	(312,207)	-
Gain on settlement of accounts payable	5	10,909	221,292	-
Loss on settlement of asset retirement obligations	10	(32,389)	(444,448)	-
		(63,215)	(539,615)	548,506
LOSS BEFORE INCOME TAXES		(21,873,844)	(25,145,508)	(27,358,095)

DEFERRED INCOME TAX BENEFIT	12	10,753	61,788	-
NET LOSS FOR THE YEAR		(21,863,091)	(25,083,720)	(27,358,095)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES
Unrealized (loss) gain on available-for-sale securities	3	(23,623)	(52,753)	25,778
Reclassification of realized loss on available-for-sale securities	3	45,750	-	-
Net change in accumulated other comprehensive loss		22,127	(52,753)	25,778
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(21,840,964)	$(25,136,473)	$(27,332,317)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.26)	$(0.32)	$(0.40)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		85,380,412	78,325,648	68,799,322

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Notes	2013	2012	2011
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the year		$(21,863,091)	$(25,083,720)	$(27,358,095)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	11	1,015,787	2,909,503	6,342,739
Depletion, depreciation, amortization and accretion		2,778,624	2,219,924	1,155,959
Impairment loss on mineral properties		-	-	143,396
(Gain) loss on disposition of assets		(4,249)	(6,999)	9,234
Gain on sale of investments		-	-	(508,682)
Loss on fair value of convertible debentures		-	49,681	-
Loss on settlement of convertible debentures		-	312,207	-
Gain on settlement of accounts payable	5	(10,909)	(221,292)	-
Loss on settlement of asset retirement obligations	10	32,389	444,448	-
Realized loss on available-for-sale securities		45,750	-	-
Deferred income tax benefit	12	(10,753)	(61,788)	-
Changes in operating assets and liabilities
Accounts and interest receivable		228,000	(166,626)	(44,457)
Inventories	4	900,381	899,847	(2,063,630)
Prepaid expenses and deposits		(380,766)	(433,293)	(96,985)
Accounts payable and accrued liabilities		(1,899,859)	993,865	(42,485)
Settlement of asset retirement obligations	10	(142,305)	(1,064,220)	(1,212,942)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(19,311,001)	(19,208,463)	(23,675,948)

FINANCING ACTIVITIES
Issuance of shares for cash		46,464	21,522,863	37,106,294
Net proceeds from debt financing	9	9,405,946	-	-
Settlement of convertible debentures		-	(1,370,486)	-
Due to related parties	8	(37,872)	39,156	8,287
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		9,414,538	20,191,533	37,114,581

INVESTING ACTIVITIES
Investment in mineral rights and properties	5	(275,030)	(4,444,919)	(1,753,767)
Purchase of property, plant and equipment		(179,115)	(1,321,678)	(719,171)
Proceeds from disposition of assets		5,000	7,500	530,650
Proceeds from sale of investments		-	-	29,035
Reclamation deposits	7	(497,869)	(932,740)	(1,868,991)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(947,014)	(6,691,837)	(3,782,244)

NET CASH FLOWS		(10,843,477)	(5,708,767)	9,656,389
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		25,015,284	30,724,051	21,067,662
CASH AND CASH EQUIVALENTS, END OF YEAR		$14,171,807	$25,015,284	$30,724,051

SUPPLEMENTAL CASH FLOW INFORMATION	14

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2010	60,788,337	$60,788	$110,158,134	$194,700	$(68,382,133)	$4,848	$42,036,337
Common stock
Issued for exercise of stock options and warrants	4,187,962	4,188	11,447,707	-	-	-	11,451,895
Issued for consulting service agreements	174,725	175	754,607	-	-	-	754,782
Issued for private placement financing	8,111,313	8,111	25,646,287	-	-	-	25,654,398
Issued for mineral property acquisition	225,000	225	722,025	-	-	-	722,250
Stock-based compensation
Options issued for consulting services	-	-	1,798,833	-	-	-	1,798,833
Options issued for management fees	-	-	2,079,707	-	-	-	2,079,707
Options issued for wages and benefits	-	-	1,956,906	-	-	-	1,956,906
Net loss for the year	-	-	-	-	(27,358,095)	-	(27,358,095)
Other comprehensive income	-	-	-	-	-	25,778	25,778
Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791
Common stock
Issued for equity financing	6,284,770	6,285	20,962,458	-	-	-	20,968,743
Issued for exercise of stock options and warrants	304,323	305	553,815	-	-	-	554,120
Issued for consulting service agreement	50,000	50	167,324	-	-	-	167,374
Issued for settlement of convertible debentures	128,508	128	699,212	-	-	-	699,340
Issued for mineral property acquisitions	4,520,669	4,521	15,953,311	-	-	-	15,957,832
Issued for database acquisition	159,236	159	510,989	-	-	-	511,148
Issued for settlement of current liabilities	40,312	40	158,386	-	-	-	158,426
Stock-based compensation
Options issued for consulting services	-	-	763,848	-	-	-	763,848
Options issued for management fees	-	-	834,219	-	-	-	834,219
Options issued for wages and benefits	-	-	1,144,062	-	-	-	1,144,062
Options issued for mineral property acquisition	-	-	76,442	-	-	-	76,442
Broker options issued for mineral property acquisition	-	-	28,149	-	-	-	28,149
Warrants issued for mineral property acquisition	-	-	70,460	-	-	-	70,460
Net loss for the year	-	-	-	-	(25,083,720)	-	(25,083,720)
Other comprehensive loss	-	-	-	-	-	(52,753)	(52,753)
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481
Common stock
Issued for debt financing	407,239	408	1,064,992	-	-	-	1,065,400
Issued for exercise of stock options and warrants	459,891	461	46,003	-	-	-	46,464
Issued for consulting service agreement	60,000	60	119,940	-	-	-	120,000
Issued for Yuty Settlement Agreement	75,000	76	190,424	-	-	-	190,500
Issued for Everest Settlement Agreement	55,000	56	194,644	(194,700)	-	-	-
Stock-based compensation							-
Options issued for consulting services	-	-	297,400	-	-	-	297,400
Options issued for wages and benefits	-	-	407,887	-	-	-	407,887
Warrants issued for debt financing	-	-	1,237,910	-	-	-	1,237,910
Net loss for the year	-	-	-	-	(21,863,091)	-	(21,863,091)
Other comprehensive loss	-	-	-	-	-	22,127	22,127
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$-	$(142,687,039)	$-	$57,445,078

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 1:      NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company”) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, on projects located in the United States and Paraguay.

Although planned principal operations have commenced from which significant gross revenues from uranium sales were realized for the fiscal years ended July 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, most recently, on debt financing to fund ongoing operations. The Company has also relied on cash flows generated from its mining activities during Fiscal 2013 and 2012. The Company’s reliance on equity and debt financings is expected to continue for the foreseeable future. Existing cash resources and available sources of financing are expected to provide sufficient funds to carry out the Company’s plan of operations for the fiscal year ended July 31, 2014. The Company’s continuation as a going concern for a period beyond July 31, 2014 will be dependent upon its ability to obtain adequate additional financing, as the Company’s operations are capital intensive and future capital expenditures are expected to be substantial. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At July 31, 2013, the Company had working capital of $10.9 million and an accumulated deficit of $142.7 million.

NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp. and its subsidiary, Piedra Rica Mining S.A., Cue Resources Ltd. and its subsidiary, Transandes Paraguay S.A., UEC Concentric Merge Corp., URN Texas GP, LLC, URN South Texas Project, Ltd. and a controlled partnership, South Texas Mining Venture, L.L.P.. All significant inter-company transactions and balances have been eliminated upon consolidation.

Comparative figures for stock-based compensation have been reclassified to the general and administrative expenses to conform to the current year’s presentation format.

Exploration Stage

The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects, including the Palangana Mine. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that the Company commenced extraction of mineralized materials at the Palangana Mine in November 2010, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of mineralized materials at the Palangana Mine without having established proven and probable reserves, any mineralized materials established or extracted from the Palangana Mine should not be in any way associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for additional mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Development Stage Entity

Prior to the quarter ended October 31, 2011 (“Fiscal 2012 Q1”), the Company met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915: Development Stage Entities (“ASC 915”) and presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915, including the presentation of cumulative amounts since inception for the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows. In Fiscal 2012 Q1, during which the Company generated significant revenue from its planned principal operations by completing its first sale of uranium concentrates, the Company no longer met the definition of a Development Stage Entity. Accordingly, and starting with the filing of its Form 10-Q for Fiscal 2012 Q1, the Company no longer presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions include determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests, valuation of stock-based compensation, valuation of available-for-sale securities, net realizable value of inventory and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ from those estimates.

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
JULY 31, 2013

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

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that result in future extraction of uranium concentrates and depreciation and depletion charges. Mining and processing costs include labor, chemicals, directly attributable uranium extraction expenditures and overhead related to uranium extraction. Inventories are carried at the lower of cost or net realizable value and are valued and charged to cost of sales using the average costing method.

Mineral Rights

Acquisition costs of mineral rights are capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves upon commencement of production using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life upon commencement of extraction using the straight-line method. The Company has not established proven or probable reserves for any of its projects.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

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
JULY 31, 2013

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred for each project. Such estimates are determined by the Company's engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

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

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation requirements at each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

Convertible Debentures

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Debt Financing Costs

Pursuant to ASC Section 835, direct and incremental costs related to debt financing including internal costs meeting the incremental and direct criteria are capitalized and reported as deferred financing costs on the consolidated balance sheet.

Amounts paid to the purchaser of the debt when the debt finance transaction is consummated are a reduction in the proceeds received by the Company and are considered a component of the discount on the debt issuance. The debt discount is reported in the balance sheet as an adjustment to the carrying amount of the long-term debt. In connection with the debt financing, the Company issued shares and share purchase warrants, which are detachable and identified as freestanding instruments. Allocation of the net debt proceeds to these instruments is also included as discounts on the debt issuance.

Deferred financing costs are recognized and recorded as additional interest expense over the contractual life of the long-term debt using the straight-line method. The discount on the debt issuance is recognized and recorded as additional interest expense over the contractual life of the long-term debt under the effective interest method.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no potential dilution and is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. At July 31, 2013, a total of 2,699,102 common shares (July 31, 2012: 4,144,605; July 31, 2011: 6,256,631), which were potentially issuable on the exercise of share purchase warrants and stock options, were not included in the calculation of weighted average number of shares outstanding because the effect is anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 3:      AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of shares in publicly-traded uranium exploration companies listed on the TSX Venture and Australian Stock Exchanges. For Fiscal 2013, the Company recorded an unrealized loss of $23,623 (Fiscal 2012: $52,753; Fiscal 2011: unrealized gain of $25,778) in accumulated other comprehensive loss (income) relating to available-for-sale securities.

For Fiscal 2013, the Company recognized a loss of $45,750 (Fiscal 2012 and 2011: $Nil) on the consolidated statements of operations due to a decline in the fair values of these securities below their cost basis, which was considered to be other-than-temporary.

At July 31, 2013, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$3,797	$-	$-
Kaboko Mining Limited	14,553	-	-
	$18,350	$-	$-

At July 31, 2012, the fair value of the Company’s available-for-sale securities is as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Strategic Resources Inc.	$7,777	$-	$-
Kaboko Mining Limited (formerly Uran Limited)	34,196	-	-
	$41,973	$-	$-

NOTE 4:      INVENTORIES

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	July 31, 2013	July 31, 2012
Supplies	$63,859	$32,489
Work-in-progress	72,272	250,951
Finished goods - uranium concentrates	839,588	1,592,660
	$975,719	$1,876,100

At July 31, 2013, the total non-cash component of inventory was $148,722 (July 31, 2012: $319,024). During Fiscal 2013, the Company recorded an inventory write-down totaling $425,208 to net realizable value, which was included as part of cost of sales on the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 5:     MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2013, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and Paraguay. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2013, annual maintenance payments of approximately $1,767,000 were required to maintain these mineral rights.

Mineral rights and property acquisition costs consist of the following:

	July 31, 2013	July 31, 2012
Mineral Rights and Properties, Unproven
Palangana Mine	$7,045,457	$6,610,453
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	1,313,250
Channen Project	428,164	428,164
Salvo Project	363,645	363,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,287,158	1,187,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	163,213	163,213
Todilto Project	166,720	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	1,067,148	857,119
	43,170,730	42,425,697
Accumulated Depletion	(2,278,053)	(1,057,495)
	40,892,677	41,368,202

Databases	2,345,038	2,345,038
Accumulated Amortization	(1,685,011)	(1,374,484)
	660,027	970,554

Land Use Agreements	390,155	375,155
Accumulated Amortization	(157,007)	(118,991)
	233,148	256,164
	$41,785,852	$42,594,920

The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its mineral projects. The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since the Company commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Palangana Mine has been the Company’s sole source for the U3O8 sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Pursuant to a Data Purchase and Sale Agreement dated August 19, 2011, the Company purchased certain database covering the Goliad formation from Uranium One Inc. for total consideration of $911,148, comprised of a cash payment of $400,000 and the issuance of 159,236 restricted common shares of the Company with an estimated fair value estimated of $511,148.

The estimated depletion and amortization of mineral rights and properties for the next five fiscal years is as follows:

July 31, 2014	$1,722,322
July 31, 2015	1,402,107
July 31, 2016	1,110,937
July 31, 2017	904,230
July 31, 2018	884,980
Total	$6,024,576

Mineral property expenditures incurred by major projects are as follows:

	Year Ended July 31,
	2013	2012	2011
Mineral Property Expenditures
Palangana Mine	$4,347,025	$7,597,102	$7,859,841
Goliad Project	540,853	646,314	995,849
Burke Hollow Project	2,214,120	1,176,101	-
Channen Project	843,243	190,009	-
Salvo Project	54,329	1,113,659	1,268,088
Nichols Project	27,270	150,000	15,496
Anderson Project	117,008	375,058	13,707
Workman Creek Project	33,573	50,069	-
Slick Rock Project	147,043	33,551	27,596
Yuty Project	424,411	627,623	-
Coronel Oviedo Project	632,454	2,207,255	250,992
Other Mineral Property Expenditures	629,362	771,981	988,611
	$10,010,691	$14,938,722	$11,420,180

During Fiscal 2013, the Company did not incur any impairment charges (Fiscal 2012: $Nil; Fiscal 2011: $143,396). During Fiscal 2011, the Company impaired the Monument Canyon property located in Utah and the Carrizo, Devillier and Maetze properties located in Texas.

Palangana Mine, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 9,614-acre property located in Duval County, Texas approximately 100 miles south of the Hobson Processing Facility. Effective December 18, 2009, the Company acquired the Palangana Mine as part of the acquisition of South Texas Mining Venture, L.L.P. (“STMV Acquisition”) with an estimated fair value of $3,911,800 at acquisition.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Upon commencement of uranium extraction during the second quarter of Fiscal 2011, the Company began depreciating and depleting the capitalized costs of the Palangana Mine over a 30 to 42-month period. At July 31, 2013, capitalized costs of the Palangana Mine was $7,045,457 (July 31, 2012: $6,610,453), less accumulated depletion of $2,278,053 (July 31, 2012: $1,057,495), a net book value of $4,767,404 (July 31, 2012: $5,552,958). Included in capitalized costs was $2,800,460 of reclamation liability on July 31, 2013 (July 31, 2012: $2,365,456).

Goliad Project, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium on the Goliad Project, a 1,862-acre property located in Goliad County, Texas. The agreements have a minimum term of five years with extension provisions. At July 31, 2013, capitalized costs totaled $8,689,127 (July 31, 2012: $8,689,127).

Burke Hollow Project, Texas

During Fiscal 2012, the Company entered into a mining lease and surface use agreement granting the Company the exclusive right to explore, develop and mine for uranium on the Burke Hollow Project, a 17,510-acre property located in Bee County, Texas.

The acquisition of the Burke Hollow Project was accounted for in accordance with ASC 360, Property, Plant and Equipment as an asset acquisition. Total consideration paid by the Company was $1,313,250 in cash which was capitalized as mineral rights and properties on the Company’s consolidated balance sheet. At July 31, 2013, capitalized costs totaled $1,313,250 (July 31, 2012: $1,313,250).

Channen Project, Texas

During Fiscal 2012, the Company entered into a lease option agreement granting the Company the exclusive right to explore for uranium and enter into a mining lease and surface use agreement on the Channen Project, a 10,704-acre property located in Goliad County, Texas. The lease option agreement is subject to minimum exploration expenditures totaling $1.75 million over a two-year period originally ending December 31, 2013 which was extended to May 31, 2015. During Fiscal 2013, the Company incurred $843,243 of exploration expenditures and fulfilled the first-year minimum exploration of $0.75 million.

The acquisition of the Channen Project was accounted for in accordance with ASC 360, Property, Plant and Equipment as an asset acquisition. Total consideration paid by the Company was $428,164 in cash which was capitalized as mineral rights and properties on the Company’s consolidated balance sheet. At July 31, 2013, capitalized costs totaled $428,164 (July 31, 2012: $428,164).

Salvo Project, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium on the Salvo Project, a 5,340-acre property located in Bee County, Texas. The agreements have a minimum term of five years with extension provisions. At July 31, 2013, capitalized costs totaled $363,645 (July 31, 2012: $363,645).

Nichols Project, Texas

The Company has various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium on the Nichols Project, a 909-acre property located in Karnes County, Texas. The agreements have a minimum term of five years with extension provisions. At July 31, 2013, capitalized costs totaled $154,774 (July 31, 2012: $154,774).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Anderson Project, Arizona

Pursuant to a Merger Agreement and Plan of Merger dated May 5, 2011 and effective September 9, 2011 (the “Merger Agreement”), the Company merged with Concentric Energy Corp. (“Concentric”) resulting in the acquisition of an undivided 100% interest in mineral claims and state leases in the 9,852-acre Anderson Property located in Yavapai County, Arizona. In accordance with the Merger Agreement, Concentric’s shareholders received 0.1075 of one share of the Company’s common stock for every one share of Concentric common stock, resulting in the issuance of 1,253,440 shares of the Company to the former Concentric shareholders. In addition, holders of Concentric share purchase warrants received 0.1075 of one share purchase warrant of the Company for every one Concentric share purchase warrant, resulting in the issuance of share purchase warrants representing 375,834 shares of the Company exercisable at prices ranging from $9.30 to $65.12 per share to the former holders of Concentric share purchase warrants.

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

At July 31, 2013, capitalized costs totaled $9,154,268 (July 31, 2012: $9,154,268).

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
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

Workman Creek Project, Arizona

Pursuant to a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011, the Company acquired from Cooper Minerals, Inc. (“Cooper”) an undivided 100% interest in mineral claims in the 4,036-acre Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter revenue royalty requiring an annual advance royalty payment of $100,000. The Company has an exclusive right and option to acquire one-half (1.5%) of the net smelter revenue royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter revenue royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

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

During Fiscal 2013, the advance royalty of $100,000 for calendar year 2012 was capitalized as mineral rights and properties on the Company’s consolidated balance sheets.

At July 31, 2013, capitalized costs totaled $1,287,158 (July 31, 2012: $1,187,158).

Los Cuatros Project, Arizona

On January 25, 2010, the Company acquired 640 acres of mineral exploration claims located in Maricopa County, Arizona. At July 31, 2013, capitalized costs totaled $257,250 (July 31, 2012: $257,250).

Slick Rock Project, Colorado

Pursuant to a Uranium Mining Lease dated May 23, 2012, the Company acquired from URenergy, LLC a mining lease for uranium on the Slick Rock Project located in San Miguel and Montrose Counties, Colorado. The Slick Rock Project is subject to a 3.0% production royalty requiring an annual advance royalty payment of $30,000 beginning on November 30, 2017. As consideration for this acquisition, the Company paid $100,000 in cash. At July 31, 2013, capitalized costs totaled $163,213 (July 31, 2012: $163,213).

Todilto Project, New Mexico

Effective January 14, 2009, the Company entered into an Option and Joint Venture Agreement (the “Agreement”) with Kaboko Mining Limited, formerly Uran Limited, (“Kaboko”) over a certain area of the Company’s Todilto Project located in New Mexico. Kaboko may earn a 65% interest in mineral claims and private leases in the area by:

  a cash payment of $75,000 to the Company (received);
  issuing to the Company an initial 1,000,000 shares and a further 750,000 shares each at the end of years one, two and three, for a total issuance of 3,250,000 shares of Kaboko common stock (received);

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
  incurring exploration expenditures of $100,000 in year one (completed), $200,000 in year two (completed), $300,000 in year three (completed), $400,000 in year four and $500,000 in year five, for a total of $1,500,000 in exploration expenditures incurred on the Todilto Project; and
  completion of a feasibility study.

During Fiscal 2012, the Company received an additional 750,000 shares of Kaboko common stock with a fair value of $15,600 which was applied against the capitalized costs of the Todilto Project. At July 31, 2013, capitalized costs totaled $166,720 (July 31, 2012: $166,720).

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

At July 31, 2013, capitalized costs totaled $1,133,412 (July 31, 2012: $1,133,412).

Yuty Project, Paraguay

Pursuant to an Arrangement Agreement dated January 20, 2012 and effective March 30, 2012 (the “Arrangement Agreement”), the Company acquired all of the outstanding common shares of Cue Resources Ltd. (“Cue”) by way of a plan of arrangement, resulting in the acquisition of an undivided 100% interest in four prospecting permits in the 539,936 acres Yuty Project located in southeastern Paraguay. In accordance with the Arrangement Agreement, Cue’s shareholders received 0.0195 of one share of the Company’s common stock for every one share of Cue common stock, resulting in the issuance of 2,345,926 shares of the Company to the former Cue shareholders in exchange for 120,304,067 shares of Cue. Holders of Cue share purchase warrants, stock options and broker options received equivalent securities of the Company at the 0.0195 ratio in exchange for their Cue securities, resulting in the issuance of share purchase warrants, stock options and broker options to purchase an aggregate 987,967 shares of the Company exercisable at prices ranging from $3.59 to $23.08 per share.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

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
$10,805,852

During Fiscal 2013, the Company made cash payments totaling $42,850 as full settlements of a total $53,759 in accounts payable and accrued liabilities assumed from Cue, resulting in the recognition of a gain on settlement of accounts payable of $10,909. During Fiscal 2012, the Company made cash payments totaling $38,883 as full settlements of a total $70,231 owed to various vendors resulting in the recognition of a gain on settlement of accounts payable of $31,348.

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

At July 31, 2013, capitalized costs totaled $11,947,144 (July 31, 2012: $11,947,144).

NOTE 6:      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31, 2013			July 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Hobson Processing Facility	$7,107,717	$(416,403)	$6,691,314	$6,671,959	$(258,068)	$6,413,891
Mining Equipment	2,333,572	(1,227,989)	1,105,583	2,182,251	(811,016)	1,371,235
Vehicles	1,852,764	(1,334,418)	518,346	1,841,119	(1,063,240)	777,879
Computer Equipment	648,567	(495,455)	153,112	636,240	(378,651)	257,589
Furniture and Fixtures	193,013	(142,001)	51,012	193,013	(108,531)	84,482
Land	175,144	-	175,144	175,144	-	175,144
Leasehold Improvements	9,970	(9,204)	766	9,970	(8,956)	1,014
	$12,320,747	$(3,625,470)	$8,695,277	$11,709,696	$(2,628,462)	$9,081,234

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

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

Upon commencement of processing the uranium-loaded resins from the Palangana Mine in November 2010, the Company began depreciating the capitalized costs of Hobson on a straight-line basis over a ten-year period.

During Fiscal 2013, the Company revised the reclamation costs associated with Hobson. As a result, asset retirement obligations (“ARO”) associated with Hobson were increased by $435,758, and such amount was capitalized and added to the costs of Hobson.

NOTE 7:      RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, pre-extraction, extraction and reclamation activities in the respective states. Reclamation deposits consist of the following:

	July 31, 2013	July 31, 2012
Palangana Mine	$3,627,562	$3,135,380
Hobson Processing Facility	1,910,494	1,910,494
Mount Lucas	472,823	472,823
Arizona	15,000	15,000
Wyoming	814	813
	6,026,693	5,534,510
Interest	14,216	8,530
	$6,040,909	$5,543,040

NOTE 8:      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2013, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $176,099 (Fiscal 2012: $126,373; Fiscal 2011:$122,701) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and

  incurred $36,000 (Fiscal 2012: $6,000; Fiscal 2011: $Nil) in consulting fees paid to a company controlled by a current director of the Company.

During Fiscal 2012 and 2011, the Company incurred $220,000 and $221,680, respectively, in consulting fees paid to a company controlled by a former director of the Company. Of the total fees paid in Fiscal 2011, $179,904 relate to finder’s fees for private placements.

At July 31, 2013, amounts owed to related parties totaled $9,571 (July 31, 2012: $47,443). These amounts are unsecured, non-interest bearing and due on demand.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 9:      LONG-TERM DEBT

Pursuant to a Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), the Company entered into a $20,000,000 senior secured credit facility (the “Facility Amount”) with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited (collectively, the “Lenders”) under which:

  initial funding of $10,000,000 was received by the Company upon closing of the Credit Agreement (the “Initial Advance”);
  additional funding of $5,000,000 is available for draw-down by the Company on or before January 31, 2014, subject to certain conditions (the “Second Advance”); and
  further additional funding of $5,000,000 is available for draw-down by the Company on or before July 31, 2014, subject to certain conditions (the “Third Advance).

The Credit Facility is non-revolving with a two-year term maturing on July 31, 2015, and subject to the following terms:

  an interest rate of 8% per annum on the principal balance outstanding compounded and payable on a monthly basis;
  a standby fee of 4% per annum on the undrawn balance of the Facility Amount payable on a monthly basis;
  a structuring fee $175,000 payable upon closing;
  reimbursement by the Company of legal fees and certain due diligence expenses incurred by the Lenders; issuance of bonus shares with a total value of $900,000 (determined at the first anniversary of the closing on the basis of a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares at that time), or 4.5% of the Credit Facility, 407,239 shares were issued at closing to be held in escrow until the final number of shares is determined on the first anniversary of the closing;
  issuance of bonus warrants comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of the Company at an exercise price of $2.50 per share over a three-year period, subject to accelerated expiry whereby, upon notification by the Company, the warrant holders will have 30 days to exercise should the 30 trading-day, volume-weighted average closing price of the Company’s shares equal or exceed $5.00;
  an annual fee $150,000 payable, at the Lenders’ option, in cash or shares of the Company, the price per share to be determined on a basis of a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares at that time;
  monthly principal repayments equal to one twelfth of the principal balance then outstanding must commence on July 31, 2014; mandatory repayment obligations may also be triggered under certain post- closing events;
  voluntary prepayments of the principal balance outstanding may occur on the last day of any month (on 10 days prior notice) provided that not less than six months interest has been paid to the Lenders;
  the Credit Facility is secured by security over the lease and related rights comprising the Hobson Processing Plant and the mineral and related rights comprising the Goliad Project; and
  conditions precedent for the Third Advance include security over the mineral and related rights comprising the Palangana Mine.

The Company will use the proceeds of the Credit Facility for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

In connection with the debt financing, the Company incurred various fees and expenses totaling $418,477, which was recorded as deferred financing costs on the consolidated balance sheet. The current portion of deferred financing costs represents costs that will be expensed over the next twelve months.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

The bonus warrants are valued using the Black-Scholes option pricing model with the following assumptions.

Expected Life in Years	3 years
Expected Annual Volatility	67.15%
Expected Risk Free Interest Rate	0.62%
Expected Dividend Yield	0.00%

At July 31, 2013, long-term debt consisted of the following:

July 31, 2013
Principal amount	$10,000,000

Discount on long-term debt - cash
Payments to lenders for fees and expenses	(594,054)
Net proceeds received	9,405,946
Discount on long-term debt - non-cash
Allocated fair value of bonus shares	(1,065,400)
Allocated fair value of bonus warrants	(1,237,910)
Accrued annual fees	(150,000)
Total discount on long-term debt	(2,453,310)

Long-term debt, net of discount	6,952,636
Accretion of debt discount	4,583
6,957,219
Current portion	833,333
Long-term debt, net of current portion	$6,123,886

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2013 are as follows:

2014	$833,333
2015	9,166,667
Total	$10,000,000

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 10:      ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas assumed as part of the STMV Acquisition.

	July 31, 2013	July 31, 2012
Opening balance	$3,112,374	$3,027,803
Revision in estimate of asset retirement obligations	435,758	-
Additions of asset retirement obligations	435,004	567,069
Liabilities settled with cash	(109,916)	(619,772)
Accretion	204,860	137,274
	4,078,080	3,112,374
Less: current portion of asset retirement obligations	(836,073)	(133,298)
Long-term asset retirement obligations	$3,242,007	$2,979,076

	July 31, 2013	July 31, 2012
Undiscounted amount of estimated cash flows	$5,975,265	$3,662,233

Payable in years	2.5 to 12	2.5 to 7.5
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

During Fiscal 2013, the Company settled asset retirement obligations of $109,916 with cash of $142,305. As a result, a loss on settlement of asset retirement obligations of $32,389 was recorded on the consolidated statements of operations.

During Fiscal 2012, the Company settled asset retirement obligations of $619,772 with cash of $1,064,220. As a result, a loss on settlement of asset retirement obligations of $444,448 was recorded on the consolidated statements of operations.

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Undiscounted estimated cash flow for the next five years
July 31, 2014	$868,496
July 31, 2015	623,964
July 31, 2016	598,202
July 31, 2017	1,549,289
July 31, 2018	-
Remaining balance	2,335,314
$5,975,265

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 11:      CAPITAL STOCK

Capital Stock

At July 31, 2013, the Company’s capital stock was 750,000,000 authorized common shares with a par value of $0.001 per share.

Equity Financing

On April 10, 2012, the Company completed a public offering of its common stock for net proceeds of $20,968,743 through the sale of 6,246,078 shares of the Company at a price of $3.60 per share. The Company issued an additional 38,692 shares under this financing as share issuance costs.

Share Transactions

	Common Shares	Value per Share
Period / Description	Issued	Low	High	Issuance Value
Balance, July 31, 2010	60,788,337
Private Placement	8,111,313	$3.40	$3.40	$25,654,398
Warrants Exercised	3,163,756	3.10	3.95	7,926,371
Options Exercised (1)	1,024,206	0.33	3.67	3,525,524
Mineral Property Acquisitions	225,000	3.21	3.21	722,250
Service Agreements	174,725	2.53	7.00	754,782
Balance, July 31, 2011	73,487,337
Equity Financing	6,284,770	3.60	3.60	20,968,743
Mineral Property Acquisition	4,520,669	2.29	3.90	15,957,832
Options Exercised (2)	191,872	0.33	3.72	198,728
Database Acquisition	159,236	3.21	3.21	511,148
Settlement of Convertible Debentures	128,508	3.18	3.96	699,340
Warrants Exercised	112,451	3.10	4.25	355,392
Service Agreements	50,000	2.95	4.02	167,374
Settlement of Accounts Payable	40,312	3.93	3.93	158,426
Balance, July 31, 2012	84,975,155
Debt Financing	407,239	2.35	2.35	1,065,400
Options Exercised (3)	459,891	0.33	0.45	46,464
Service Agreements	60,000	2.00	2.00	120,000
Everest Settlement Agreement	55,000	3.54	3.54	194,700
Yuty Settlement Agreement	75,000	2.54	2.54	190,500
Balance, July 31, 2013	86,032,285

(1)	268,625 options were exercised on a cashless basis resulting in 123,581 net shares issued.
(2)	115,000 options were exercised on a cashless basis resulting in 34,247 net shares issued.
(3)	406,615 options were exercised on a cashless basis resulting in 346,598 net shares issued.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares at July 31, 2013, and the changes during the year, is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)
Balance, July 31, 2010	5,231,886	$2.90	1.41
Issued	4,055,659	3.95	1.00
Exercised	(3,163,756)	2.51	0.18
Expired	(1,774,806)	3.10	-
Balance, July 31, 2011	4,348,983	3.57	0.79
Issued	1,276,280	9.36	0.75
Exercised	(112,451)	3.16	1.32
Expired	(3,954,000)	4.90	-
Balance, July 31, 2012	1,558,812	4.95	1.45
Issued	2,600,000	2.50	3.00
Expired	(1,008,812)	7.06	-
Balance, July 31, 2013	3,150,000	$2.25	2.90

Stock Options

At July 31, 2013, the Company has one stock option plan, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan includes 8,905,128 shares that may be issued pursuant to options previously granted under the Company’s prior stock option plans and 2,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2013 Plan. The 2013 Plan supersedes and replaces each of the Company’s prior stock option plans, being the 2006 Stock Option Plan and the 2009 Stock Option Plan, such that no further shares are issuable under either of such plans.

The Company’s Stock Option Plans include the 2013 Plan, as well as the superseded 2006 Stock Option Plan and 2009 Stock Option Plan.

A summary of stock options grant under the Company’s Stock Option Plans for Fiscal 2013 using the Black-Scholes option pricing model is presented below:

	Options	Exercise	Term		Expected	Risk-Free	Dividend	Expected
Date	Issued	Price	(Years)	Fair Value	Life (Years)	Interest Rate	Yield	Volatility
January 15, 2013	130,000	$2.41	10	$179,608	4	0.55%	0.00%	71.13%
May 3, 2013	25,000	1.54	10	19,767	4	0.53%	0.00%	68.74%
Total	155,000			$199,375

During Fiscal 2013, the weighted average grant date fair value per option granted under the Company’s Stock Option Plans was $1.29.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

A continuity schedule of outstanding stock options for the underlying common shares at July 31, 2013, and the changes during the period, is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2010	6,986,250	$1.41	7.67
Issued	2,824,500	2.77	10.00
Exercised	(1,169,250)	1.73	7.84
Cancelled	(6,250)	0.45	8.00
Forfeited	(55,500)	2.73	9.00
Balance, July 31, 2011	8,579,750	1.79	7.40
Issued	1,372,521	3.00	9.29
Exercised	(272,625)	1.93	6.21
Forfeited	(120,375)	3.18	9.08
Balance, July 31, 2012	9,559,271	1.95	6.52
Issued	155,000	2.27	9.51
Exercised	(519,909)	0.37	3.53
Expired	(42,673)	5.37	-
Forfeited	(185,500)	2.79	7.22
Balance, July 31, 2013	8,966,189	$2.02	5.72

In Fiscal 2012, as a result of the acquisition of Cue effective March 30, 2012, the Company issued the following options, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans, in exchange for Cue stock options and broker options:

  Stock options to purchase 48,748 shares of the Company exercisable at prices ranging from $5.13 to $23.08 per share until expiry from July 15, 2013 to August 3, 2016; and
  Broker options to purchase 38,773 shares of the Company exercisable at a price of $3.59 per share until expiry on November 10, 2012.

During Fiscal 2013, 38,773 broker options and 3,900 stock options expired unexercised.

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at July 31, 2013 was estimated at $5,325,997 (vested: $5,304,947 and unvested: $21,050).

As at July 31, 2013, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Option Plans was $273,308, which is expected to be recognized over 1.13 years.

A summary of options outstanding and exercisable at July 31, 2013 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	July 31, 2013	Exercise Price	July 31, 2013	Exercise Price
$0.33 to $0.70	2,715,091	$0.41	2,715,091	$0.41
$0.71 to $2.45	3,851,250	2.37	3,716,250	2.37
$2.46 to $11.28 (4)	2,399,848	3.27	2,273,184	3.28
	8,966,189	$2.02	8,704,525	$2.00

(4) Options include 44,848 options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2013, 2012 and 2011 is presented below:

	Year Ended	Year Ended	Year Ended
	July 31, 2013	July 31, 2012	July 31, 2011
Stock-Based Consulting Fees
Common stock issued for consulting services	$120,000	$167,374	$754,782
Common stock issued for Yuty Settlement Agreement	190,500	-	-
Options issued to consultants	297,400	763,848	1,798,833
	607,900	931,222	2,553,615
Stock-Based Management Fees
Options issued to management	-	834,219	2,079,707
	-	834,219	2,079,707
Stock-Based Wages and Benefits
Options issued to employees	407,887	1,144,062	1,956,906
	407,887	1,144,062	1,956,906

Stock-based compensation charged to inventory	(53,872)	(166,813)	(247,489)
	$961,915	$2,742,690	$6,342,739

NOTE 12:      INCOME TAXES

At July 31, 2013, the Company had U.S. and Canadian net operating loss carry-forwards of approximately $83.1 million and $6.2 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2013	2012	2011
Federal income tax provision rate	35.00%	35.00%	35.00%
State income tax provision rate, net of federal income tax effect	0.10%	0.18%	0.15%
Total income tax provision rate	35.10%	35.18%	35.15%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

		Year Ended July 31,
	2013	2012	2011
Loss before income taxes	$21,873,844	$25,145,508	$27,358,095
Corporate tax rate	35.10%	35.18%	35.15%
Expected tax recovery	7,677,719	8,846,190	9,616,370
(Increase) decrease resulting from
Foreign tax rate differences	(211,744)	(660,185)	(129,492)
Permanent differences	(193,821)	(864,911)	(1,018,966)
Prior year true-up	522,982	723,571	162,911
State tax rate true-up	(58,729)	59,559	(83,520)
Foreign loss true-up	-	-	(487,224)
Other	(49,289)	(2,207)	18,574
Change in valuation allowance	(7,684,149)	(8,021,670)	(8,069,592)
Tax adjustment from operations	2,969	80,347	9,061
Unrealized (loss) gain, other comprehensive income	7,784	(18,559)	(9,061)
Deferred income tax benefit	$10,753	$61,788	$-

The Company has incurred taxable losses for all years since inception and accordingly, no provision for current income taxes has been recorded for the current or any prior fiscal year. During Fiscal 2013, the Company recorded a deferred income tax benefit of $10,753 (Fiscal 2012: $61,788; Fiscal 2011: $Nil) on the consolidated statements of operations.

The components of loss (income) from continuing operations before income taxes, by tax jurisdiction, were as follows:

	Year Ended July 31,
	2013	2012	2011
United States	$21,105,334	$22,586,744	$26,063,172
Canada	(125,652)	(101,683)	1,294,923
Paraguay	894,162	2,660,447	-
	$21,873,844	$25,145,508	$27,358,095

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2013	July 31, 2012
Deferred tax assets
Mineral property acquisitions	$1,169,831	$914,808
Exploration costs	9,714,579	8,108,525
Stock option expense	4,461,072	4,035,761
Depreciable property	(110,031)	278,816
Charitable donations	32,135	30,273
Other	(892,543)	621,198
Loss carry forward	30,681,618	23,367,561
	45,056,661	37,356,942
Valuation allowance	(45,048,877)	(37,364,728)
Deferred tax assets	7,784	(7,784)
Deferred tax assets (liabilities), other comprehensive income	(7,784)	7,784

Deferred tax liabilities
Mineral property acquisition	(781,186)	(791,939)
Net deferred tax liabilities	$(781,186)	$(791,939)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,319,644
July 31, 2031	14,420,187
July 31, 2032	15,014,013
July 31, 2033	17,244,657
$83,086,491

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

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	903,340
July 31, 2030	1,465,446
July 31, 2031	2,210,551
July 31, 2032	761,843
July 31, 2033	69,231
$6,223,304

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 13:      SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2013, long-term assets located in the U.S. were $43,572,877, or 77% of the Company’s total long-term assets of $56,722,179. During Fiscal 2013, the Company completed four sales of uranium concentrates in the U.S. to two customers comprising all of the Company’s external revenue source.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2013
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Deferred Financing Costs	$200,141	$-	$-	$-	$-	$200,141
Mineral Rights and Properties	16,911,826	10,712,052	1,081,419	-	13,080,555	41,785,852
Property, Plant and Equipment	8,597,774	4,297	24,459	34,840	33,907	8,695,277
Reclamation Deposits	6,025,095	15,000	814	-	-	6,040,909
Total Long-term Assets	$31,734,836	$10,731,349	$1,106,692	$34,840	$13,114,462	$56,722,179

	July 31, 2012
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Deferred Financing Costs	$-	$-	$-	$-	$-	$-
Mineral Rights and Properties	17,823,405	10,612,052	1,078,907	-	13,080,556	42,594,920
Property, Plant and Equipment	8,919,784	7,331	45,987	63,476	44,656	9,081,234
Reclamation Deposits	5,527,227	15,000	813	-	-	5,543,040
Total Long-term Assets	$32,270,416	$10,634,383	$1,125,707	$63,476	$13,125,212	$57,219,194

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

The table below provides a breakdown of the Company’s operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2013
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$9,026,325	$-	$-	$-	$-	$9,026,325
Cost of sales	8,441,473	-	-	-	-	8,441,473
Gross profit	584,852	-	-	-	-	584,852

Mineral property expenditures	8,335,503	177,644	440,679	-	1,056,865	10,010,691
General and administrative	5,979,855	211,838	178,161	4,458,715	4,360	10,832,929
Depreciation, amortization and accretion	1,468,144	3,033	31,862	36,968	11,854	1,551,861
Other (income) and expenses	51,153	21,509	-	1,480	(10,927)	63,215
Loss before income taxes	$(15,249,803)	$(414,024)	$(650,702)	$(4,497,163)	$(1,062,152)	$(21,873,844)

	Year ended July 31, 2012
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$13,757,400	$-	$-	$-	$-	$13,757,400
Cost of sales	8,112,040	-	-	-	-	8,112,040
Gross profit	5,645,360	-	-	-	-	5,645,360

Mineral property expenditures	11,429,645	465,131	209,067	-	2,834,879	14,938,722
General and administrative	9,113,348	340,879	349,203	4,179,124	54,420	14,036,974
Depreciation, amortization and accretion	1,105,190	1,769	110,853	49,273	8,472	1,275,557
Other (income) and expenses	387,344	195,342	-	(11,634)	(31,437)	539,615
Loss before income taxes	$(16,390,167)	$(1,003,121)	$(669,123)	$(4,216,763)	$(2,866,334)	$(25,145,508)

	Year ended July 31, 2011
	United States			Canada	Paraguay	Total
Statement of Operations	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Mineral property expenditures	10,899,201	67,035	202,952	-	250,992	11,420,180
General and administrative	10,910,502	1,428	253,184	3,991,219	30,733	15,187,066
Depreciation, amortization and accretion	997,715	-	121,718	36,526	-	1,155,959
Impairment loss on mineral properties	128,339	-	15,057	-	-	143,396
Other (income) and expenses	(548,501)	-	-	(5)	-	(548,506)
Loss before income taxes	$(22,387,256)	$(68,463)	$(592,911)	$(4,027,740)	$(281,725)	$(27,358,095)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 14:      SUPPLEMENTAL CASH FLOW INFORMATION

	July 31, 2013	July 31, 2012	July 31, 2011

Cash and Cash Equivalents Consist of:
Cash in bank	$14,171,807	$25,015,284	$4,049,131
Term deposits	-	-	26,674,920
	$14,171,807	$25,015,284	$30,724,051

During Fiscal 2013, the Company issued 75,000 restricted common shares of the Company with a fair value of $190,500 in connection with the Settlement Agreement relating to the Yuty Project.

During Fiscal 2013, the Company issued 60,000 shares with a fair value of $120,000 in connection with various consulting service agreements.

During Fiscal 2013, the Company issued 55,000 restricted shares with a fair value of $194,700 to settle share issuance obligation in connection with the Everest Settlement Agreement.

During Fiscal 2013, in connection with the Credit Agreement for the debt financing, the Company issued 407,239 shares in escrow, with a fair value of $1,065,400, to various lenders of the Company as an annual fee payment. In addition, the Company issued to the lenders, an aggregate of 2,600,000 share purchase warrants with a fair value of $1,237,910.

As at July 31, 2013, net proceeds received from the debt financing were $9,405,946, net of cash payments to the Lenders of $594,054. In connection with the Credit Agreement, the Company incurred debt financing costs of $418,477, which were included in accounts payable and accrued liabilities and anticipated to be paid subsequent to July 31, 2013. Accrued annual fees of $150,000 will be paid either in cash or in shares of the Company, at the Lenders’ option, on July 30, 2014.

NOTE 15:      COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $23,447. Office lease agreements expire between November 2013 and July 2015 for the United States and Canada. The Company also has various consulting agreements which will expire in less than one year.

The aggregate minimum payments over the next five years are as follows:

July 31, 2014	$214,840
July 31, 2015	137,804
$352,644

The Company is committed to pay its key executives a total of $570,631 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract. During Fiscal 2013, the Company fulfilled its second-year delivery obligation in full and third-year delivery obligation in part under this contract. At July 31, 2013, a delivery commitment of 30,000 pounds remains outstanding under this contract for completion no later than July 31, 2014.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013

On or about February 23, 2011, the Company received notification of a lawsuit filed in the State of Texas, in the County Court of Law No. 4 for Nueces County, against the Company by Everest Exploration, Inc. (“Everest”) for an unspecified amount relating to the Asset Purchase Agreement dated November 23, 2009 and effective December 18, 2009 (the “Purchase Agreement”) for the acquisition of South Texas Mining Venture, L.L.P. (“STMV”). On or about May 25, 2012, the Company filed a lawsuit in the State of Texas, in the 94th Judicial District Court for Nueces County, against Everest, Everest Resource Company, Thomas M. Crain, Jr. and James T. Clark (collectively, the “Everest Group”) for an unspecified amount of damages as a result of claimed material breaches of their representations, warranties and covenants under the Purchase Agreement. On or about June 19, 2012, the Company received notification of a counterclaim filed by the Everest Group disputing the Company’s claims and asserting certain claims for an unspecified amount of damages as a result of claimed material breaches of the Company’s representations, warranties and covenants under the Purchase Agreement. A settlement was reached, which included the issuance of 55,000 shares of the Company previously recorded as share issuance obligations in December 2009, and the subject District Court and County Court actions were dismissed by mutual consent on July 17, 2013 and July 22, 2013 respectively, with no material effect or additional expense to the Company.

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III injection well, Production Area Authorization and Aquifer Exemption permits for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit. With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. The Company has, since inception, successfully intervened as a party. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted by the court. The parties are attempting to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties have jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court; which was approved by the State District Court on or about August 21, 2013. The Company continues to believe that the pending appeals are without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

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

On or about May 17, 2012, the Company received notification of a lawsuit filed in the State of Texas, in the 229th District Court of Duval County, by an employee of a contractor hired by the Company against a group of defendants, including the Company and the contractor, for unspecified damages as a result of injuries suffered by the plaintiff while on the Company's premises. A settlement was reached and this lawsuit was dismissed on May 6, 2013 with no material effect or additional expense to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: October 11, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 11, 2013

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)
Date: October 11, 2013

By:	/s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and Director
Date: October 11, 2013

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: October 11, 2013

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 11, 2013

By:	/s/ David Kong
David Kong
Director
Date: October 11, 2013

By:	/s/ Katharine Armstrong
Katharine Armstrong
Director
Date: October 11, 2013