Form 10-K/A
period 2012-07-31
URANIUM ENERGY CORP
filed 2013-11-04
CIK 1334933

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

__________

Explanatory Note:

Uranium Energy Corp. (the “Company”) is filing this Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”) to its annual report on Form 10-K for the fiscal year ended July 31, 2012, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on October 15, 2012 (the “Original Report”), to amend the disclosure contained in Items 1, 1A, 2, 7, 8 and 11 of the Original Report. For the avoidance of doubt, the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended July 31, 2012 as included in Item 8 of the Original Report have not been restated, although certain disclosures contained in the accompanying notes have been added or amended.

For the convenience of the reader, this Form 10-K/A sets forth the Company’s annual report in its entirety, not just those portions that have been amended since the filing of the Original Report. Other than the amendments noted above, none of the disclosure contained in any other Item of the Original Report has been amended, updated or otherwise revised. Furthermore, none of the Items, including the amendments as noted above, have been amended, updated or otherwise revised to reflect material subsequent events occurring after the filing date of the Original Report on October 15, 2012.

Pursuant to the requirements of the SEC, Item 15 of the Original Report has been amended to contain: (i) currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-K/A, and (ii) a currently dated consent of independent registered public accounting firm, attached as Exhibit 23.1 to this Form 10-K/A.

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

General Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, on projects located in the United States and Paraguay. Our fully-licensed and 100%-owned Hobson Processing Facility (“Hobson” or the “Hobson Facility”) forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, utilizing in-situ recovery mining. As a central processing site, Hobson processes uranium-loaded resins from our Palangana Mine and has the additional capacity to process uranium-loaded resins from other satellite mining activities within the South Texas Uranium Belt as they enter uranium recovery. Since the commencement of uranium extraction in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of uranium concentrates.

At July 31, 2012, we had mineral rights located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay. We acquired these mineral rights for the purposes of uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates. Many of the areas in which the Company has interests in have been the subject of historical exploration by other mining companies. Specific exploration targets may be identified internally by our geological team by utilizing this prior exploration work combined with our extensive exploration database.

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

Each project is divided into a mining unit known as a Production Area Authorization (“PAA”) which lies inside an approved Mine Permit Boundary. Each PAA will be developed, extracted and restored as one unit and have its own set of monitor wells. It is common to have multiple PAAs in extraction at any one time with additional units in various states of exploration, pre-extraction and/or restoration.

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

With a physical capacity of two million pounds of U3O8 annually and a license to process up to one million pounds annually, Hobson is a central processing site designed to process uranium-loaded resins from the Palangana Mine and has the additional capacity to process uranium-loaded resins from other satellite mining activities within the South Texas Uranium Belt as they enter uranium extraction. The Company utilizes a “hub-and-spoke” strategy in South Texas whereby Hobson acts as its central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, such as the Goliad Project, (the “spokes”) located within the South Texas Uranium Belt.

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

In November 2010, Palangana commenced uranium extraction using ISR mining. In January 2011, Hobson began processing resins received from Palangana. During Fiscal 2012, the Palangana Mine yielded 183,000 pounds of uranium concentrates. Since the commencement of uranium extraction in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of uranium concentrates.

Material Relationships Including Long-Term Delivery Contracts

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. This contract represents the only material relationship that the Company has with respect to its sales of U3O8.

During Fiscal 2012, the Company sold 270,000 pounds of U3O8 at an average price of $51 per pound, of which 120,000 pounds of U3O8 were sold under this contract fulfilling its first-year delivery obligations, with the remaining 150,000 pounds sold on the spot market.

Given that there are up to approximately 60 different companies as potential buyers in the uranium market, the Company is not substantially dependent upon any single customer in the uranium market to purchase the uranium extracted by the Company.

Seasonality

The timing of the Company’s sales are business decisions dependent upon factors such as extraction results from mining activities, cash requirements, contractual requirements and perception of the uranium market. As a result, the Company’s sales are neither tied to nor dependent upon any particular season. The Company’s ability to extract and process uranium does not change on a seasonal basis. Over the past ten years, uranium prices have tended to decline during the third quarter before rebounding during the fourth quarter, but there does not appear to be a strong correlation.

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

Risks Related to our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and net losses to date. Furthermore, the success of the Company will depend ultimately on our ability to achieve and maintain profitability from our mining activities.

As more fully described under Corporate Organization of ITEM 1. BUSINESS, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003. Since 2004 and as more fully described under General Business of ITEM 1. BUSINESS, we have been engaged in uranium exploration and pre-extraction programs and mining activities on properties located in the United States and Paraguay. We commenced uranium extraction for the first time at our Palangana Mine in November 2010 and generated revenue from sales of uranium concentrates during Fiscal 2012. We also hold certain mineral property interests in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay. The Company has not established proven or probable reserves on any of its mineral properties.

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

As a result of our limited financial and operating history, including significant negative cash flow and net losses to date, it may be difficult to evaluate the future performance of the Company. Furthermore, the long-term success of the Company’s business including its ability to acquire additional uranium projects and continue with its exploration, pre-extraction and mining activities on existing uranium projects will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from operations.

The uranium industry is capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction programs and mining activities on our existing uranium projects.

The uranium industry is capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction programs and mining activities on our existing uranium projects. Without such additional financing, we will be required to curtail or abandon any one or all of these activities.

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

Uranium exploration and pre-extraction programs and mining activities are inherently subject to many significant risks and uncertainties and actual results may differ significantly from estimated amounts.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to many significant risks and uncertainties.

Uranium exploration is frequently non-productive, in which case the uranium project may be abandoned and written-off. Furthermore, we will not be able to recover the funds that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium on our mineral projects and develop these into profitable mining activities. There is no assurance that we will be successful in establishing ore bodies that contain commercially recoverable uranium.

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

Our long-term success will depend on our ability to establish ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. Mining activities have many risks and uncertainties including, but not limited to: (i) significantly higher than expected capital costs to construct the mine; (ii) significantly higher than expected actual extraction costs; and (iii) mine extraction being below expectations. There is no assurance that any ore body that we may develop into a mine will become profitable.

Uranium exploration and pre-extraction programs and mining activities are subject to many risks beyond our control including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks could result in damage to, or destruction of, mineral properties, extraction facilities or other properties; personal injury; environmental damage; delays in mining; increased extraction costs; monetary losses; and legal claims.

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

Further exploration by our Company may not result in economically viable mining activities or yield new reserves.

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

Even if an exploration program is successful and economically recoverable uranium is found, it can take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change and uranium that was economically recoverable at the time of discovery ceases to be economically recoverable. There can be no assurance that uranium recovered in small scale tests will be duplicated in large scale tests under onsite conditions or in actual operations, and material changes in geological resources or recovery rates may affect the economic viability of uranium projects.

We cannot assure that exploration and pre-extraction programs will result in profitable commercial mining activities. The economics of developing uranium properties are affected by many factors including the cost of operations, fluctuations in the price of uranium, costs of processing equipment and such other factors as government regulations. In addition, the quantity of uranium ultimately extracted may differ from that indicated by drilling results and such differences could be material.

We have limited uranium extraction and sales history.

We have a limited history in extraction of mineralized materials. Ongoing uranium extraction and commissioning of staged expansions to uranium extraction may not proceed as planned, with potential for delay in the timing of targeted uranium extraction and/or a failure to achieve the level of targeted uranium extraction. In extreme circumstances, these potential delays or difficulties may necessitate additional funding which could lead to additional equity or debt requirements for our Company. In addition to potential delays, there is a risk that capital and/or operating costs will be higher than expected or there will be other unexpected changes in variables upon which expansion and commissioning decisions were made. These potential scope changes and/or cost overruns may lead also to additional funding requirements. Our activities may be affected by numerous other factors beyond our control. Mechanical failure of our operating plant and equipment, and general unanticipated operational and technical difficulties may adversely affect our operations. Operating risks beyond our control may expose our Company to uninsured liabilities. The business of mining, exploration and pre-extraction is subject to a variety of risks and hazards such as cave-ins and other accidents, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Such occurrences may delay uranium extraction, increase extraction costs or result in damage to and destruction of, mineral properties or extraction facilities, personal injury, environmental damage and legal liability.

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

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events, including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, pre-extraction or mining activities, including abandonment of key uranium projects; (v) sales of a large number of our common stock held by certain stockholders including institutions and insiders; (vi) downward revisions to estimates on us by securities analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; and (ix) introduction of technological innovations by competitors or in competing technologies.

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

Union Carbide attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 lbs. of U3O8 were extracted from portions of a 31 acre wellfield block. The extraction pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The Union Carbide ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic extraction area lies on the western side of the dome.

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

Update to July 31, 2012

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of uranium concentrates. A status summary by production area is provided below:

1)

PAA-1: All permits have been received and PAA1 is in uranium extraction utilizing ISR methods. Well control facilities and wellfields have been completed with over 150 injection and extraction wells. Included in these numbers are infield drilling efforts, where an additional 19 extraction wells were drilled in an effort to increase uranium recovery;

2)

PAA-2: All permits have been received and uranium extraction commenced in March 2012 utilizing ISR methods. Well control facilities and wellfields have been completed with 36 injection and extraction wells. In April 2012, an additional 22 injection and extraction wells were placed into operation for a total of 58 wells;

3)

PAA-3: Permits have been submitted and are under review by the TCEQ. Construction of well control facilities and wellfields is underway, with approximately 60 injection and extraction wells planned. Uranium extraction utilizing ISR methods is planned to commence during Fiscal 2013 Q2;

4)	PAA-4 (Jemison East): Environmental and permitting efforts are under way with 36 monitor wells being drilled, completed, and sampled; and
5)	PAA-5 (NE Garcia): Environmental and permitting efforts are under way.

The following table summarizes the Palangana Mine uranium extraction results for Fiscal 2012 and 2011:

			Average	Average
Fiscal	Flow	Extracted	Grade	Recovery
Year	(Gallons)	(lbs U308)	(% U308)	(% U308) (1)
2012	539,467,600	198,000	0.0044	19% (2)
2011	248,211,400	125,000	0.0058	14% (3)

Notes:
(1)	Recovery rate is calculated based on pounds extracted divided by our estimate of mineralized pounds in PAA-1 and 2 as follows:
	a.	Estimate of mineralized pounds in PAA-1: 895,063 lbs.
	b.	Estimate of mineralized pounds in PAA-2: 157,362 lbs.
	d.	Total estimate of mineralized pounds in PAA-1 and 2: 1,052,425 lbs.
(2)	Extraction of pounds and recovery rate is based on Fiscal 2012 mining in PAA-1 and 2.
(3)	Extraction of pounds and recovery rate is based on Fiscal 2011 mining in PAA-1 only.

The following table summarizes the drill holes completed by the Company during Fiscal 2012:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	19	574	506.2
PAA-2	58	520	312.4
PAA-3	51	450	372.0
Jemison East	43	520	428.3
NE Garcia	2	400	360.0

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of the STMV Acquisition, to July 31, 2012:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	74	584	516.9
PAA-2	58	370	304.6
PAA-3	340	620	402.0
Jemison East	182	640	458.5
NE Garcia	40	520	369.6
SW Garcia	6	620	568.3
Dome	56	500	355.4

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

Exploration and Pre-Extraction Work Undertaken

This description of previous exploration and pre-extraction work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases through an assignment from a private entity in 2006 and from individual mineral owners thereafter, and began confirmation drilling in May 2006. At July 31, 2012, approximately 958 confirmation-delineation holes totaling 338,615 feet have been drilled by the Company to confirm and expand the mineralization base at the Goliad Project. During Fiscal 2012, no exploration, pre-extraction or extraction drilling activities were conducted on the Goliad Project.

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

Laboratory amenability testing of the cores samples indicated the uranium (dissolved elemental U) recoveries ranged from 86.4% to 88.9% in the four tests. These results show that the mineralized intervals at the Goliad Project are very amenable to ISR mining even when exposed to only one-half of the oxidant concentration normally used in the Leach Amenability test. Based on the Company's experience with ISR mining of Catahoula and Oakville uranium deposits, as well as discussions with other Goliad deposit mining personnel, the geologically younger deposits in Texas (Goliad formation) have been the most amenable to in situ leaching. The uranium recovery is generally more complete (% recovery) and occurs in a shorter time period. Both of these factors are important for ISR mine pre-extraction economics.

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

  Goliad’s Waste Disposal Well Permit was issued by the TCEQ on May 25, 2010;

  Goliad’s Mine Area Permit was issued by the TCEQ on April 29, 2011;

  Goliad’s PAA-1 Permit was issued by the TCEQ on April 29, 2011;

  Goliad’s Radioactive Materials License was issued by the TCEQ on December 20, 2011; and

  EPA continues to review the Aquifer Exemption which is the last and final permit needed to begin uranium extraction.

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

Exploration Work Programs

Our Vice President of Exploration, Clyde Yancey, a Certified Professional Geologist, based on historical data previously outlined and our own work product, has developed exploration programs unique to each state and claim block with the intent of proving or disproving the existence of uranium on these prospects. Exploration plans for Arizona, and Colorado are currently being formulated. There are no current exploration plans for New Mexico or Wyoming. Exploration and land acquisition in the South Texas Uranium Trend and Paraguay will continue in order to support our near term uranium extraction facilities.

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

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2007 through to July 31, 2012; with (i) the cumulative total return on the shares of common stock of General Moly, Inc. and Uranerz Energy Corp. (Previous Peers) over the same periods, (ii) the cumulative return on the S&P Index (Previous Index), (iii) the cumulative return on the Russell 2000 (New Index), and (iv) a new peer group index comprising: Denison Mines Corp., Paladin Energy Ltd. and Uranium Resources Inc. (Current Peer Group). The change in peers was made in order to move to a group of uranium producing and development/pre-extraction companies that better compares with our company. The change in overall market indicator was made because our company is included in the Russell 2000 Index and therefore it is a more appropriate indicator than the S&P 500 Index.

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

Introduction

The following discussion summarizes the Company’s results of operations for each of the fiscal years ended July 31, 2012, 2011 and 2010 (“Fiscal 2012”, “Fiscal 2011” and “Fiscal 2010”, respectively) and financial condition as at July 31, 2012 and 2011, with a particular emphasis on Fiscal 2012, its most recently completed fiscal year.

Business

The Company operates in a single reportable segment and since 2004, as more fully described under General Business of ITEM 1. BUSINESS, it has been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

The Company utilizes in-situ recovery (“ISR”) mining where possible which it believes, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. The Company has one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of triuranium octoxide (“U3O8”), or yellowcake, in November 2010. The Company has one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, its only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2012, the Company has one offtake agreement with a remaining delivery commitment of 200,000 pounds of U3O8.

The Hobson Processing Facility has a physical capacity of two million pounds of U3O8 annually and a license to process up to one million pounds annually, which provides for the capacity to process material from a number of ISR mines. The Company utilizes a “hub-and-spoke” strategy in South Texas whereby the Hobson Processing Facility acts as its central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, such as the Goliad Project, (the “spokes”) located within the South Texas Uranium Belt.

The Company also holds certain mineral exploration interests in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration activities by other mining companies. The Company does not expect, however, to utilize ISR mining for all of these mineral exploration interests in which case it would expect to rely on conventional open pit and/or underground mining techniques.

The Company’s operating and strategic framework is based on expanding its uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on its existing uranium projects or through acquisition of additional uranium projects. The following is a list of the material transactions for Fiscal 2012:

  Effective September 9, 2011, the Company acquired a 100% interest in the Anderson Project located in the State of Arizona through the acquisition of Concentric Energy Corp., a private company incorporated in the State of Nevada;

  Effective November 30, 2011, the Company acquired a 100% interest in the Workman Creek Project located in the State of Arizona;

  Effective March 30, 2012, the Company acquired a 100% interest in the Yuty Project located in the Republic of Paraguay through the acquisition of Cue Resources Ltd., a publicly-traded company incorporated in the Province of British Columbia, Canada;

  Effective March 31, 2012, the Company acquired a 100% interest in a further two prospecting permits in the area of Coronel Oviedo, Paraguay, adjacent to its existing Coronel Oviedo Project;

  On April 10, 2012, the Company closed a public offering of its common stock for gross proceeds of $22.5 million (net proceeds of $21.0 million) through the sale of 6,246,078 shares of the Company at a price of $3.60 per share;

  Effective May 23, 2012, the Company acquired uranium rights through a mineral lease on the Slick Rock Project located in the State of Colorado;

  During Fiscal 2012, the Company acquired uranium rights through a mineral lease on the Burke Hollow Project located in the State of Texas; and

  During Fiscal 2012, the Company acquired uranium rights through a mineral lease on the Channen Project located in the State of Texas.

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2012, the Hobson Processing Facility has processed finished goods representing 323,000 pounds (Fiscal 2012: 198,000; Fiscal 2011: 125,000; Fiscal 2010: Nil) of U3O8 extracted solely from the Palangana Mine, of which 270,000 pounds of U3O8 (Fiscal 2012: 270,000; Fiscal 2011 and 2010: Nil) were sold generating revenue of $13.8 million during Fiscal 2012 (Fiscal 2011 and 2010: $Nil). This revenue was generated solely from the sale of U3O8 extracted from the Palangana Mine, and directly the result of commencing uranium extraction and neither incidental to nor the result of minerals encountered in the course of exploration or pre-extraction activities.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2012, the Company has been focused primarily on expanding its South Texas uranium extraction and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors.

The Company’s operations are capital intensive, and will require significant additional financing to acquire additional uranium projects and continue with its exploration and pre-extraction activities. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock to fund its operations. The Company has also relied on cash flows generated from its mining activities during Fiscal 2012, however, has yet to achieve profitability or develop positive cash flow from operations. The Company’s reliance on equity financings, and on any other form of financing it decides to pursue in the future such as debt financing, is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond the Company’s control such as the volatility in the global financial markets affecting its stock price, the status of the worldwide economy and the market price of uranium. There is no assurance that the Company will be successful in securing any form of additional financing when required and on terms favorable to us. The Company’s inability to obtain additional financing would have a negative impact on its operations, including delays, curtailment or abandonment of any one or all of the Company’s uranium projects.

The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its mineral projects. The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since the Company commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been the Company’s sole source for the U3O8 sold to generate its revenue during Fiscal 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, pro-longed decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

At July 31, 2012, the Company had one multi-year uranium sales agreement based on the uranium spot price at the time of delivery, and since future sales of U3O8 are expected to generally occur under this uranium supply agreement or through the uranium spot market, fluctuations in the spot price of uranium has had and will continue to have a direct impact on the Company’s revenues and cash flows. The table below provides the high/low/average/close for each of the last three fiscal years ended July 31 as obtained from The Ux Consulting Company, LLC:

Fiscal Year
Ending July 31,	High	Low	Average	Close
2012	$ 55.25	$ 49.00	$ 50.69	$ 49.50
2011	73.00	45.00	57.23	51.50
2010	48.50	40.50	43.48	46.00

Historically, the spot price of uranium has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

Exploration Stage

The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects, including the Palangana Mine. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing ISR mining, such as the Palangana Mine. As a result, and despite the fact that the Company commenced extraction of mineralized materials at the Palangana Mine in November 2010, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of mineralized materials at the Palangana Mine without having established proven and probable reserves, any mineralized materials established or extracted from the Palangana Mine should not be in any way associated with having established or produced from proven or probable reserves.

The Company prepares its consolidated financial statements in accordance with U.S. GAAP under which acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for additional mineralized material are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. As the Company is in the Exploration Stage, it has resulted in our reporting of larger losses than if the Company had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to the Company’s future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Development Stage Entity

Prior to the quarter ended October 31, 2011 (“Fiscal 2012 Q1”), the Company met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915: Development Stage Entities (“ASC 915”) and presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915, including the presentation of cumulative amounts since inception for the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows. In Fiscal 2012 Q1, during which the Company generated significant revenue from its planned principal operations by completing its first sale of U3O8, the Company no longer met the definition of a Development Stage Entity. Accordingly, and starting with the filing of its Form 10-Q for Fiscal 2012 Q1, the Company no longer presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915.

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

During the last three fiscal years, the Company acquired the Hobson Processing Facility and the Palangana Mine through the acquisition of South Texas Mining Venture, L.L.P. and in November 2010, the Company commenced uranium extraction at the Palangana Mine and processing of those materials at the Hobson Processing Facility, completed a number of other strategic corporate and project acquisitions and continued with exploration and pre-extraction activities on its various uranium projects.

During Fiscal 2012, the Company continued with uranium extraction and added the PAA-2 wellfield at the Palangana Mine, and processing of those materials at the Hobson Processing Facility. In Paraguay, the Company acquired the Yuty Project, its second major project in that country, through the acquisition of Cue Resources Ltd., a former publicly-traded company, and also acquired an additional two prospecting permits at the Coronel Oviedo Project. In Texas, the Company added the Burke Hollow and Channen Projects to its South Texas project portfolio. In Arizona, the Company acquired the Anderson Project through a merger with Concentric Energy Corp., a private company, and also the Workman Creek Project. In Colorado, the Company acquired the Slick Rock Project.

During Fiscal 2011, the Company commenced uranium extraction at the Palangana Mine beginning with PAA-1 and processing of those materials at the Hobson Processing Facility. In Paraguay, the Company acquired two prospecting permits at the Coronel Oviedo Project.

During Fiscal 2010, the Company acquired the Hobson Processing Facility, the Palangana Mine, interests in other exploration projects including prior exploration data and a Corpus Christi office and existing infrastructure through the acquisition of South Texas Mining Venture, L.L.P.

Revenues and Cost of Sales

Since commencing uranium extraction for the first time at its Palangana Mine in November 2010, the Company completed a total of three sales of uranium concentrates to July 31, 2012, all of which were generated during Fiscal 2012. Two sales totaling 120,000 pounds were completed under an existing offtake agreement, fulfilling the Company’s delivery commitments for the first year, and the third sale totaling 150,000 pounds was completed on the spot market. As a result of these sales, gross revenues of $13,757,000 was generated during Fiscal 2012 (Fiscal 2011 and 2010: $Nil) representing a total 270,000 pounds of uranium concentrates sold at an average price of $51 per pound.

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

Mineral property expenditures during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $14,939,000, $11,420,000 and $6,439,000, respectively. These expenditures include amounts relating to property maintenance and exploration and pre-extraction activities including permitting and all other non-production related activities on the Company’s mineral rights and properties. As disclosed under Risk Factors, the Company has not established proven and probable reserves through the completion of feasibility studies for any of its mineral properties in accordance with SEC Industry Guide 7. Accordingly, all expenditures relating to exploration and pre-extraction activities are expensed as incurred.

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

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused any significant variances from year-to-year:

  During Fiscal 2012, salaries, management and consulting fees totaled $3,866,000 which remained consistent with no significant changes compared to $4,001,000 during Fiscal 2011. During Fiscal 2011, however, such expenses increased by $919,000 compared to Fiscal 2010 due primarily to the continued expansion of the Company’s operations in Texas following the acquisition of South Texas Mining Venture, L.L.P. in December 2009, whereby the Company acquired the Hobson Facility, the Palangana Mine and a Corpus Christi office and existing infrastructure. The Company increased personnel overall to provide additional general and administrative support for the increased operations particularly in Texas;

  During Fiscal 2012, office, investor relations, communications and travel expenses totaled $5,836,000, which increased significantly by $2,134,000 compared to $3,702,000 during Fiscal 2011, due primarily to a significant increase in the number of strategic corporate and project acquisitions completed in Paraguay, Texas, Arizona and Colorado. The Company increased general and administrative support overall to accommodate the expansion of its existing operations by the addition of these new projects, including expansion of the New Mexico office. The Company also incurred additional due diligence costs relating to these acquisitions and potential acquisitions that were reviewed. During Fiscal 2011, such expenses decreased by $708,000 compared to $4,410,000 during Fiscal 2010 as finance charges of $517,000 relating to share purchase warrants were incurred in Fiscal 2010, while no such charges were incurred during Fiscal 2011;

  During Fiscal 2012, stock-based compensation expense totaled $2,743,000, which decreased significantly by $3,600,000 compared to $6,343,000 during Fiscal 2011. These decreases were primarily the result of a significant decrease in the number of stock options granted during Fiscal 2012 compared to Fiscal 2011 and 2010. Stock-based compensation represents the fair value of stock options granted to employees, directors, management and consultants, including the fair value of common stock issued to consultants; and

  During Fiscal 2012, professional fees totaled $1,592,000, which increased by $451,000 compared to $1,141,000 during Fiscal 2011. During Fiscal 2011, professional fees also increased by $508,000 compared to Fiscal 2010. These increases were primarily the result of the number of strategic corporate and project acquisitions completed in Paraguay, Texas, Arizona and Colorado and potential acquisitions that were reviewed.

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

Uranium Extraction and Inventories

During Fiscal 2012, the Company extracted from the Palangana Mine 183,000 pounds of uranium concentrates while the Hobson Facility processed finished goods of 198,000 pounds of uranium concentrates. Since the commencement of uranium extraction in November 2010 to July 31, 2012, the Hobson Facility has processed 323,000 pounds of finished goods-uranium concentrates of which 270,000 pounds have been sold, resulting in a balance of 53,000 pounds of finished goods-uranium concentrates remaining as of July 31, 2012.

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

At July 31, 2012, the Company had working capital of $22,472,000, a decrease of $7,549,000 from working capital of $30,021,000 at July 31, 2011. At July 31, 2012, the Company had $25,015,000 in cash and cash equivalents, which represented the largest component of the working capital balance. As a result, the Company’s working capital balance will fluctuate significantly as the Company utilizes its cash and cash equivalents to fund operations including exploration and pre-extraction activities.

Although the Company’s planned principal operations have commenced from which it realized significant gross revenues from sales of U3O8 during Fiscal 2012 of $13,757,400, the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. For Fiscal 2012, the Company’s net losses totaled $25,084,000 (Fiscal 2011: $27,358,000; Fiscal 2010: $14,479,000) and an accumulated deficit balance of $120,824,000 as at July 31, 2012. During Fiscal 2012, net cash flows decreased by $5,709,000 compared to an increase of $9,656,000 during Fiscal 2011 and a decrease of $3,198,000 during Fiscal 2010. The Company does not expect to achieve profitability or develop positive cash flow from operations in the near term.

Historically, the Company has been reliant primarily on equity financings from the sale of its common stock to fund the Company’s operations. The Company has also relied on cash flows generated from its mining activities during Fiscal 2012. The Company’s reliance on equity financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors, including but not limited to those factors beyond the Company’s control such as volatility in the global financial markets affecting its stock price, the status of the worldwide economy and the market price of uranium, any one of which may cause significant challenges in the Company’s ability to access additional financing, including access to the equity and credit markets. The Company also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million, of which approximately $22.5 million was sold in a public offering which closed on April 10, 2012 for net proceeds of $21.0 million through the sale of 6,246,078 shares of the Company at a price of $3.60 per share. The Company may also be required to seek other forms of financing, such as debt financing or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that the Company will be successful in securing any form of additional financing when required and on terms favorable to the Company.

The Company’s operations are capital intensive, and will require significant additional financing to acquire additional uranium projects and continue with its exploration and pre-extraction activities. In the absence of such additional financing, the Company would not be able to fund its operations, including continuing with exploration and pre-extraction activities, which may result in delay, curtailment or abandonment of any one or all of the Company’s uranium projects.

Existing cash resources and available sources of financing are expected to provide sufficient funds to carry out the Company’s plan of operations for the fiscal year ended July 31, 2013 (“Fiscal 2013”). For Fiscal 2013, the Company anticipates to further expand uranium extraction activities at the Palangana Mine, with estimated expenditures for permitting of $0.4 million and wellfield development of $3.4 million. For the Goliad Project, the Company anticipates to continue pre-extraction activities during Fiscal 2013, with estimated expenditures from $0.5 million to $1.0 million including procurement of long-lead equipment. For the Burke Hollow Project, the focus will be on permitting and exploration activities during Fiscal 2013, with estimated expenditures of $2.2 million. For the Channen Project, the lease option agreement requires minimum exploration expenditures totaling $0.8 million by December 31, 2012. At July 31, 2012, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming with annual land fees totaling $0.5 million to maintain these rights in good standing. The Company’s mineral rights in Paraguay require annual land fees totaling $0.7 million to maintain these rights in good standing. The Company’s continuation as a going concern for a period beyond Fiscal 2013 will be dependent upon its ability to obtain adequate additional financing, as future capital expenditures are expected to be substantial.

The Company’s long-term success, including the recoverability of the carrying values of its assets and its ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on existing uranium projects, will depend ultimately on the Company’s ability to achieve and maintain profitability and to develop positive cash flow from its operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, pro-longed decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Operating Activities

Net cash used in operating activities during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $19,208,000, $23,676,000 and $13,572,000, respectively. During Fiscal 2012, the Company received total cash of $13,757,000 from sales of 270,000 pounds uranium concentrate (Fiscal 2011 and 2010: $Nil) and incurred extraction costs of $4,356,000 (Fiscal 2011:$2,000,000 and Fiscal 2010: $Nil). Other significant operating expenditures included mineral property expenditures and general and administrative costs. In addition, during Fiscal 2012, the Company incurred expenditures totaling $1,064,000 (Fiscal 2011: $1,213,000; Fiscal 2010: $1,369,000) for cash settlement of asset retirement obligations.

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

Plan of Operations

Our primary plan of operations for the next 12 months is to expand uranium extraction at the Palangana Mine, continue pre-extraction of the Goliad Project towards uranium extraction and continue with the exploration of the Burke Hollow, Salvo and Channen Projects in Texas and other mineral projects in Arizona and Paraguay.

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

Mineral Rights and Exploration Stage

Acquisition costs of mineral rights are capitalized as incurred while pre-production expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2012, except as follows:

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

In determining the compensation for the senior executive officers, the Compensation Committee considers compensation paid to other executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual.

When reviewing the executive’s performance for the fiscal year ended July 31, 2012, the Compensation Committee took into consideration both individual and corporate performance levels.

This year’s executive performance targets were:

  successful ramp-up of uranium extraction;
  advancement of the Company’s projects;
  significant property acquisitions; and
  corporate performance.

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

  achieved uranium extraction ramp-up at Palangana, the Company’s first ISR mine in South Texas; defined two new Production Areas bringing the total number of Production Areas at Palangana to five, with Production Areas 1 and 2 being online with uranium recovery; advanced permitting for Production Areas 3, 4 and 5;
  recorded first revenues of US$13.8 million from uranium sales for the fiscal year ended July 31, 2012;
  cleared the way for pre-extraction and extraction at Goliad, the Company’s second ISR mine in South Texas, with concurrence from the regional EPA on Goliad’s aquifer exemption;
  completed a public offering of shares for gross proceeds of approximately $22.5 million;
  completed strategic acquisitions in South Texas, within close proximity to the Company’s Hobson uranium processing facility, of the Burke Hollow project, a 17,510 acre uranium property located in eastern Bee County, and the Channen project, a 10,704 acre uranium property located in Goliad County;
  acquired the Yuty project, a 740,000 acre uranium property directly south of the Company’s Coronel Oviedo project in the Republic of Paraguay;
  acquired the Slick Rock project, a 4,858 acre uranium property located in San Miguel County, Colorado;
  completed strategic acquisitions in Arizona of the Anderson project, a 7,581 acre uranium property located in Yavapai County, and the Workman Creek project, a 3,520 acre uranium property located in Gila County; verified and expanded the resource for both projects with the release of technical reports prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators; and
  addition to the Russell 2000 and Russell 3000 indexes.

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

Determination of Awards

Historically, the amount of incentive awards paid to the Company’s executive officers has been determined by the Company’s Compensation Committee on a discretionary basis, given the Company’s stage of development and its transitional stage of growth, based on the expected benefits to the Company for meeting its performance targets, the Company’s available resources and market conditions. In fiscal 2012, the Compensation Committee recommended to the Board of Directors to award short-term incentives in the form of an annual bonus and long-term incentives in the form of stock option grants within the range of 15% to 40%, as a proportion of each executive officer’s total compensation, as a result of the overall success of the executives in meeting their performance targets. The Compensation Committee determined that the award of incentives to the executives, in the amounts recommended by the Compensation Committee, were prudent and reasonable.

The Company has not implemented a formula-based approach to determine the amount of short-term incentive awards or long-term incentive awards, although as the Company experiences further growth, it intends to assess quantitative and qualitative economic measurement criteria to develop a more objective approach to determining incentive awards.

The Company has not utilized any specific benchmarking to provide a framework for its compensation decisions however, the Company has conducted an internal survey of companies within our industry and has found our compensation program to be aligned with those within the peer group.

To assess the Company’s compensation practices and decisions in fiscal 2012, the Compensation Committee considered recommendations issued by leading independent proxy advisors, (including Institutional Shareholder Services Inc. (ISS)). Based on such advice and recommendations, the Compensation Committee determined that the base salary and incentive award components of its current executive compensation program are reasonable and appropriate. The Company did not make any significant changes to its compensation policies and decisions in fiscal 2012.

The following table summarizes the pay mix by executive and illustrates the percentage of fixed versus at-risk pay over the last three fiscal years:

Name and Principal Position	Period	Base Salary (%)	Cash Bonus (STIP) (%)	Stock Options (LTIP) (%)	At-Risk Pay (STIP + LTIP) (%)
Amir Adnani, President and Chief Executive Officer	2012	46%	32%	22%	54%
	2011	32%	24%	44%	68%
	2010	31%	15%	54%	69%
Harry L. Anthony, Chief Operating Officer	2012	42%	34%	24%	58%
	2011	28%	25%	46%	72%
	2010	29%	16%	55%	71%
Mark Katsumata, Secretary, Treasurer and Chief Financial Officer(1)	2012	51%	16%	33%	49%
	2011	41%	0%	59%	59%
	2010	N/A	N/A	N/A	N/A
Pat Obara, former Secretary, Treasurer and Chief Financial Officer(2)	2012	N/A	N/A	N/A	N/A
	2011	17%	24%	59%	83%
	2010	30%	11%	59%	70%

Notes:
(1)	Mr. Katsumata was appointed Chief Financial Officer, Secretary and Treasurer of our Company effective January 5, 2011.
(2)	Mr. Obara resigned as Chief Financial Officer, Secretary and Treasurer of our Company effective January 5, 2011.

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

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Comprehensive	Equity
Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791
Common stock
Issued for public financing	6,284,770	6,285	20,962,458	-	-	-	20,968,743
Issued for exercise of stock options and warrants	304,323	305	553,815	-	-	-	554,120
Issued for consulting service agreement	50,000	50	167,324	-	-	-	167,374
Issued for settlement of convertible debentures	128,508	128	699,212	-	-	-	699,340
Issued for mineral property acquisitions	4,520,669	4,521	15,953,311	-	-	-	15,957,832
Issued for database acquisition	159,236	159	510,989	-	-	-	511,148
Issued for settlement of current liabilities	40,312	40	158,386	-	-	-	158,426
Stock-based compensation
Options issued for consulting services	-	-	763,848	-	-	-	763,848
Options issued for management fees	-	-	834,219	-	-	-	834,219
Options issued for wages and benefits	-	-	1,144,062	-	-	-	1,144,062
Options issued for mineral property acquisition	-	-	76,442	-	-	-	76,442
Broker options issued for mineral property acquisition	-	-	28,149	-	-	-	28,149
Warrants issued for mineral property acquisition	-	-	70,460	-	-	-	70,460
Net loss for the year	-	-	-	-	(25,083,720)	-	(25,083,720)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(52,753)	(52,753)
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481

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

Exploration Stage

The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects, including the Palangana Mine. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing ISR mining, such as the Palangana Mine. As a result, and despite the fact that the Company commenced extraction of mineralized materials at the Palangana Mine in November 2010, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of mineralized materials at the Palangana Mine without having established proven and probable reserves, any mineralized materials established or extracted from the Palangana Mine should not be in any way associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for additional mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

NOTE 5: MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2012, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay. These mineral rights were acquired for the purposes of uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, at a cost of $42,425,697, including $33,018,768 representing the fair value of non-cash consideration and $2,365,456 representing the present value of the retirement obligation associated with the Palangana Mine, net of $1,713,504 in impairment charges. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2012, annual maintenance payments of approximately $1,186,000 were required to maintain these mineral rights.

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

The Palangana Mine has been the Company’s sole source for the U3O8 sold to generate its revenue during Fiscal 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, pro-longed decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

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
JULY 31, 2012

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

The table below provides a breakdown of the Company’s operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2012
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$13,757,400	$-	$-	$-	$-	$13,757,400
Cost of sales	8,112,040	-	-	-	-	8,112,040
Gross profit	5,645,360	-	-	-	-	5,645,360

Mineral property expenditures	11,429,645	465,131	209,067	-	2,834,879	14,938,722
General and administrative	9,113,348	340,879	349,203	4,179,124	54,420	14,036,974
Depreciation, amortization and accretion	1,105,190	1,769	110,853	49,273	8,472	1,275,557
Impairment loss on mineral properties	-	-	-	-	-	-
Other (income) and expenses	387,344	195,342	-	(11,634)	(31,437)	539,615
Loss from continuing operations before income taxes	$(16,390,167)	$(1,003,121)	$(669,123)	$(4,216,763)	$(2,866,334)	$(25,145,508)

		Year ended July 31, 2011
		United States
Statement of Operations		Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$	- $	-	$-	$-	$-	$-
Cost of sales		-	-	-	-	-	-
Gross profit		-	-	-	-	-	-

Mineral property expenditures		10,899,201	67,035	202,952	-	250,992	11,420,180
General and administrative		10,910,502	1,428	253,184	3,991,219	30,733	15,187,066
Depreciation, amortization and accretion		997,715	-	121,718	36,526	-	1,155,959
Impairment loss on mineral properties		128,339	-	15,057	-	-	143,396
Other (income) and expenses		(548,501)	-	-	(5)	-	(548,506)
Loss from continuing operations before income taxes		$(22,387,256)	$(68,463)	$(592,911)	$(4,027,740)	$(281,725)	$(27,358,095)

					Year ended July 31, 2010
		United States
Statement of Operations		Texas		Arizona	Other States	Canada		Paraguay	Total
Sales	$	- $		-	$-	$-	$	- $	-
Cost of sales		-		-	-	-		-	-
Gross profit		-		-	-	-		-	-

Mineral property expenditures		6,284,294		36,011	118,409	-		-	6,438,714
General and administrative		12,226,413		45	355,388	2,572,483		-	15,154,329
Depreciation, amortization and accretion		619,386		-	159,744	15,374		-	794,504
Impairment loss on mineral properties		31,800		-	11,800	-		-	43,600
Other (income) and expenses		582,227		-	-	(624)		-	581,603
Loss from continuing operations before income taxes		$(19,744,120	) $	(36,056)	$(645,341)	$(2,587,233)	$	- $	(23,012,750)

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
Date: November 1, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: November 1, 2013

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)
Date: November 1, 2013

By:	/s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and Director
Date: November 1, 2013

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: November 1, 2013

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: November 1, 2013

By:	/s/ David Kong
David Kong
Director
Date: November 1, 2013

By:	/s/ Katharine Armstrong
Katharine Armstrong
Director
Date: November 1, 2013