Form 10-Q
period 2013-10-31
URANIUM ENERGY CORP
filed 2013-12-09
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 89,696,759 shares of common stock outstanding as of December 6, 2013.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	October 31, 2013	July 31, 2013

CURRENT ASSETS
Cash and cash equivalents		$14,698,564	$14,171,807
Available-for-sale securities		16,049	18,350
Accounts and interest receivable		49,885	45,584
Inventories	3	1,401,086	975,719
Prepaid expenses and deposits		1,049,569	1,098,026
Current portion of deferred financing costs		218,336	218,336
		17,433,489	16,527,822

DEFERRED FINANCING COSTS		145,557	200,141
MINERAL RIGHTS AND PROPERTIES	4	41,426,321	41,785,852
PROPERTY, PLANT AND EQUIPMENT	5	8,645,318	8,695,277
RECLAMATION DEPOSITS	6	6,041,419	6,040,909
		$73,692,104	$73,250,001

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,733,144	$3,978,867
Due to related parties	7	9,354	9,571
Variable share forward contract	8	231,762	-
Current portion of long-term debt	8	3,333,333	833,333
Current portion of asset retirement obligations	9	834,609	836,073
		7,142,202	5,657,844

DEFERRED INCOME TAX LIABILITIES		781,186	781,186
LONG-TERM DEBT	8	4,054,893	6,123,886
ASSET RETIREMENT OBLIGATIONS	9	3,300,578	3,242,007
		15,278,859	15,804,923

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 89,611,281 shares issued and outstanding (July 31, 2013 - 86,032,285)	10	89,615	86,036
Additional paid-in capital		206,892,904	200,046,081
Accumulated deficit		(148,566,973)	(142,687,039)
Accumulated other comprehensive loss		(2,301)	-
		58,413,245	57,445,078
		$73,692,104	$73,250,001

COMMITMENTS AND CONTINGENCIES	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended October 31,
	Notes	2013	2012

SALES		$-	$2,153,250

COSTS AND EXPENSES
Cost of sales		-	1,863,109
Inventory write-down	3	392,149	-
Mineral property expenditures	4	1,588,143	4,377,285
General and administrative	7&10	2,305,789	2,724,937
Depreciation, amortization and accretion	4, 5&9	541,079	496,347
Impairment loss on mineral property	4	28,891	-
		4,856,051	9,461,678
LOSS FROM OPERATIONS		(4,856,051)	(7,308,428)

OTHER INCOME (EXPENSES)
Interest income		5,326	14,578
Interest and finance costs	8	(797,447)	(6,110)
Loss on fair value of variable share forward contract	8	(231,762)	-
Gain on settlement of accounts payable		-	10,909
Loss on settlement of asset retirement obligations		-	(8,572)
		(1,023,883)	10,805
NET LOSS FOR THE PERIOD		(5,879,934)	(7,297,623)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(2,301)	(481)

TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,882,235)	$(7,298,104)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		86,429,172	85,172,927

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended October 31,
	Notes	2013	2012
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(5,879,934)	$(7,297,623)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	337,902	433,643
Depletion, depreciation, amortization and accretion		1,102,367	700,658
Impairment loss on mineral property		28,891	-
Loss on fair value of variable share forward contract	8	231,762	-
Gain on settlement of accounts payable		-	(10,909)
Loss on settlement of asset retirement obligations		-	8,572
Changes in operating assets and liabilities
Accounts and interest receivable		(4,301)	(52,276)
Inventories	3	(312,467)	278,474
Prepaid expenses and deposits		(125,249)	(136,436)
Accounts payable and accrued liabilities		(1,259,043)	(1,601,224)
Settlement of asset retirement obligations	9	(12,123)	(44,713)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(5,892,195)	(7,721,834)

FINANCING ACTIVITIES
Share issuance for cash, net of issuance costs		6,713,504	39,748
Debt financing costs	12	(188,107)	-
Due to related parties	7	(217)	(33,446)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		6,525,180	6,302

INVESTING ACTIVITIES
Investment in mineral rights and properties	4	(83,823)	(7,396)
Purchase of property, plant and equipment		(21,895)	(103,190)
Reclamation deposits		(510)	(2,048)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(106,228)	(112,634)

NET CASH FLOWS		526,757	(7,828,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		14,171,807	25,015,284
CASH AND CASH EQUIVALENTS, END OF PERIOD		$14,698,564	$17,187,118

SUPPLEMENTAL CASH FLOW INFORMATION	12

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$(142,687,039)	$-	$57,445,078
Common stock
Issued for equity financing	3,380,954	3,381	5,905,670	-	-	5,909,051
Issued for exercise of stock options and warrants	67,803	68	22,433	-	-	22,501
Stock-based compensation
Common stock issued for consulting services	130,239	130	290,422	-	-	290,552
Options issued for consulting services	-	-	13,604	-	-	13,604
Options issued for employee benefits	-	-	34,169	-	-	34,169
Warrants issued for equity financing	-	-	580,525	-	-	580,525
Net loss for the period	-	-	-	(5,879,934)	-	(5,879,934)
Other comprehensive loss	-	-	-	-	(2,301)	(2,301)
Balance, October 31, 2013	89,611,281	$89,615	$206,892,904	$(148,566,973)	$(2,301)	$58,413,245

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

Although planned principal operations have commenced from which significant gross revenues from uranium sales were realized for the fiscal years ended July 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, more recently, on debt financing to fund ongoing operations. The Company has also relied on cash flows generated from its mining activities during Fiscal 2013 and 2012. The Company’s reliance on equity and debt financings is expected to continue for the foreseeable future. Existing cash resources and available sources of financing are expected to provide sufficient funds to carry out the Company’s plan of operations for the next twelve months. The Company’s continuation as a going concern for a period beyond twelve months will be dependent upon its ability to obtain adequate additional financing, as the Company’s operations are capital intensive and future capital expenditures are expected to be substantial. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At October 31, 2013, the Company had working capital of $10.3 million and an accumulated deficit of $148.6 million.

NOTE 2:              BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

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

NOTE 3:              INVENTORIES

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	October 31, 2013	July 31, 2013
Supplies	$30,411	$63,859
Work-in-progress	38,907	72,272
Finished goods - uranium concentrates	1,331,768	839,588
	$1,401,086	$975,719

At October 31, 2013, the total non-cash component of inventory was $261,622 (July 31, 2013: $148,722). During the three months ended October 31, 2013 and 2012, the Company recorded an inventory write-down to net realizable value totaling $392,149 and $Nil, respectively.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 4:              MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2013, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At October 31, 2013, annual maintenance payments of approximately $1,767,000 are required to maintain these mineral rights.

Mineral rights and property acquisition costs consist of the following:

	October 31, 2013	July 31, 2013
Mineral Rights and Properties, Unproven
Palangana Mine	$7,045,457	$7,045,457
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	1,313,250
Channen Project	428,164	428,164
Salvo Project	364,710	363,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,287,158	1,287,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	171,271	163,213
Todilto Project	166,720	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	1,081,848	1,067,148
	43,194,553	43,170,730
Impairment of Mineral Rights and Properties	(28,891)	-
	43,165,662	43,170,730
Accumulated Depletion	(2,623,879)	(2,278,053)
	40,541,783	40,892,677

Databases	2,405,038	2,345,038
Accumulated Amortization	(1,743,895)	(1,685,011)
	661,143	660,027

Land Use Agreements	390,155	390,155
Accumulated Amortization	(166,760)	(157,007)
	223,395	233,148
	$41,426,321	$41,785,852

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

No revenues were generated from the sale of U3O8 during the three months ended October 31, 2013. The Palangana Mine has been the Company’s sole source for the U3O8 sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Mineral property expenditures incurred by major projects are as follows:

	Three Months Ended October 31,
	2013	2012
Mineral Property Expenditures
Palangana Mine	$671,582	$1,823,863
Goliad Project	144,971	104,002
Burke Hollow Project	174,298	1,102,932
Channen Project	465	691,262
Anderson Project	84,161	74,722
Workman Creek Project	28,971	30,936
Slick Rock Project	49,025	55,010
Yuty Project	17,825	91,270
Coronel Oviedo Project	84,151	199,801
Other Mineral Property Expenditures	332,694	203,487
	$1,588,143	$4,377,285

During the three months ended October 31, 2013, the Company abandoned a mineral property with acquisition costs of $28,891 located in Colorado. As a result, an impairment loss of $28,891 was recorded in the consolidated statement of operations of the Company. No impairment loss was recorded for the three months ended October 31, 2012.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 5:              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31, 2013			July 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Hobson Processing Facility	$7,107,717	$(461,095)	$6,646,622	$7,107,717	$(416,403)	$6,691,314
Mining Equipment	2,525,666	(1,333,606)	1,192,060	2,333,572	(1,227,989)	1,105,583
Vehicles	1,852,764	(1,394,608)	458,156	1,852,764	(1,334,418)	518,346
Computer Equipment	644,456	(514,759)	129,697	648,567	(495,455)	153,112
Furniture and Fixtures	193,013	(150,078)	42,935	193,013	(142,001)	51,012
Land	175,144	-	175,144	175,144	-	175,144
Leasehold Improvements	9,970	(9,266)	704	9,970	(9,204)	766
	$12,508,730	$(3,863,412)	$8,645,318	$12,320,747	$(3,625,470)	$8,695,277

Hobson Processing Facility

The Company acquired the Hobson Processing Facility (“Hobson”) as part of the Acquisition of South Texas Mining Venture, L.L.P. in December 2009 and commenced processing uranium-loaded resins from the Palangana Mine in November 2010, at which point the Company began depreciating the capitalized costs of Hobson on a straight-line basis over an expected useful life of ten years. Upon further review of the Company’s anticipated satellite mining activities in Texas, the expected useful life of Hobson was determined to have an estimated 12 years remaining from August 1, 2013. Accordingly, the Company began depreciating the remaining undepreciated capitalized costs of Hobson on a straight-line basis over an expected useful life of 12 years effective August 1, 2013.

NOTE 6:              RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and processing activities in the respective states. Reclamation deposits consist of the following:

	October 31, 2013	July 31, 2013
Palangana Mine	$3,627,562	$3,627,562
Hobson Processing Facility	1,910,494	1,910,494
Mount Lucas	472,823	472,823
Arizona	15,000	15,000
Wyoming	814	814
	6,026,693	6,026,693
Interest	14,726	14,216
	$6,041,419	$6,040,909

NOTE 7:              RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2013, the Company had transactions with certain officers and directors of the Company as follows:

  Incurred $37,403 (three months ended October 31, 2012: $48,433) in general and administrative costs paid to a company controlled by a direct family member of a director and officer; and

  Incurred $9,000 (three months ended October 31, 2012: $9,000) in consulting fees paid to a company controlled by a director of the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

At October 31, 2013, amounts due to related parties totaled $9,354 (July 31, 2013: $9,571). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8:              LONG-TERM DEBT

Long-Term Debt

At October 31, 2013, long-term debt consisted of the following:

	October 31, 2013	July 31, 2013
Principal amount	$10,000,000	$10,000,000
Unamortized discount	(2,611,774)	(3,042,781)
Long-term debt, net of unamortized discount	7,388,226	6,957,219
Current portion	3,333,333	833,333
Long-term debt, net of current portion	$4,054,893	$6,123,886

For the three months ended October 31, 2013, the amortization of debt discount totaled $431,007 which was recorded as interest expense and included in the consolidated statements of operations.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at October 31, 2013 are as follows:

July 31, 2014	$833,333
July 31, 2015	9,166,667
Total	$10,000,000

Variable Share Forward Contract

Pursuant to a Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), the Company issued bonus shares with a total value of $900,000, comprised initially of 407,239 shares of the Company issued at a price of $2.21 per share (the “Bonus Shares”). The Bonus Shares are held and will remain in escrow until the final number of shares are determined on July 30, 2014 (the “Settlement Date”) based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares as calculated on the Settlement Date (the “Final Share Price”).

Depending on the Final Share Price, the Company may be required to issue additional shares above the initial 407,239 shares issued as the Bonus Shares, or some of the initial 407,239 shares issued as Bonus Shares may be required to be returned to the Company for cancellation. This feature of adjusting the number of shares for issuance at a future date was identified as a freestanding financial instrument, variable share forward contract. In accordance with ASC 480 - Distinguishing Liabilities from Equity, this variable share forward contract was classified as a liability upon initial recognition on July 30, 2013 with a nominal value, subject to subsequent fair value measurement.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

At October 31, 2013, the fair value of the incremental number of shares that would have been issued assuming a final Settlement Date of October 31, 2013 is presented below:

Number of shares to be issued	538,922
Number of shares issued at July 31, 2013	407,239
Incremental number of shares	131,683

Share price at October 31, 2013	$1.76
Balance, October 31, 2013	$231,762
Balance, July 31, 2013	-
Loss on fair value of variable share forward contract	$231,762

As a result, the Company recorded a loss on fair value of variable share forward contract in its consolidated statement of operations for the three months ended October 31, 2013.

NOTE 9: ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas assumed as part of the STMV Acquisition.

	October 31, 2013	July 31, 2013
Opening balance	$4,078,080	$3,112,374
Revision in estimate of asset retirement obligations	-	435,758
Additions of asset retirement obligations	-	435,004
Liabilities settled with cash	(12,123)	(109,916)
Accretion	69,231	204,860
	4,135,187	4,078,080
Less: current portion of asset retirement obligations	(834,609)	(836,073)
Long-term asset retirement obligations	$3,300,578	$3,242,007

	October 31, 2013	July 31, 2013
Undiscounted amount of estimated cash flows	$5,963,142	$5,975,265

Payable in years	2.5 to 12	2.5 to 12
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Undiscounted estimated cash flow for the next five years
July 31, 2014	$856,373
July 31, 2015	623,964
July 31, 2016	598,202
July 31, 2017	1,549,289
July 31, 2018	-
Remaining balance	2,335,314
$5,963,142

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 10:            CAPITAL STOCK

Capital Stock

At October 31, 2013, the Company’s capital stock was 750,000,000 authorized shares of common stock with a par value of $0.001 per share.

Equity Financing

On October 23, 2013, the Company completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7,100,003 pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 previously filed with the SEC. Each unit is comprised of one share of common stock of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of common stock of the Company.

The shares are valued at the Company’s closing price of $1.89 at October 23, 2013, and the share purchase warrants are valued using the Black-Scholes options pricing model with the following assumptions:

Expected Risk Free Interest Rate	0.60%
Expected Annual Volatility	66.34%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0%

The fair value of shares and share purchase warrants are allocated to the estimated net proceeds from the equity financing. The relative fair value of the shares and share purchase warrants calculated from the allocation is as below:

Fair Value of Common Shares	$6,390,003
Fair Value of Share Purchase Warrants	627,775
Total Fair Value Before Allocation to Net Proceeds	7,017,778

Gross Proceeds	7,100,003
Estimated Share Issuance Costs	(610,427)
Estimated Net Proceeds Received	6,489,576

Relative Fair Value Allocation to:
Common Shares	5,909,051
Share Purchase Warrants	580,525
$6,489,576

Share Transactions

Period / Description	Common Shares Issued	Value per Share		Issuance Value
		Low	High
Balance, July 31, 2013	86,032,285
Equity Financing	3,380,954	$1.75	$1.75	5,909,051
Options Exercised	67,803	0.33	0.33	22,501
Service Agreements	130,239	2.10	2.41	290,552
Balance, October 31, 2013	89,611,281

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Share Purchase Warrants

A continuity schedule of outstanding and exercisable share purchase warrants for the underlying common shares at October 31, 2013, and the changes during the period, is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)
Balance, July 31, 2013	3,150,000	$2.25	2.90
Issued in connection with equity financing	1,859,524	2.60	3.00
Balance, October 31, 2013	5,009,524	$2.38	2.77

Stock Options

At October 31, 2013, the Company has one stock option plan, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan includes 8,905,128 shares that may be issued pursuant to options previously granted under the Company’s prior stock option plans and 2,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2013 Plan. The 2013 Plan supersedes and replaces each of the Company’s prior stock option plans, being the 2006 Stock Option Plan and the 2009 Stock Option Plan, such that no further shares are issuable under either of such plans.

During the three months ended October 31, 2013, the Company did not grant any stock options under the 2013 Plan.

A continuity schedule of outstanding stock options for the underlying common shares at October 31, 2013, and the changes during the period, is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2013	8,966,189	$2.02	5.72
Exercised	(67,803)	0.33	1.19
Expired	(3,900)	10.26	-
Forfeited	(75,000)	3.12	2.17
Balance, October 31, 2013	8,819,486	$2.02	5.53

In Fiscal 2012, as a result of the acquisition of Cue Resources Ltd. (“Cue”) effective March 30, 2012, the Company issued the following options, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans, in exchange for Cue stock options and broker options:

  Stock options to purchase 48,748 shares of the Company exercisable at prices ranging from $5.13 to $23.08 per share until expiry from July 15, 2013 to August 3, 2016; and
  Broker options to purchase 38,773 shares of the Company exercisable at a price of $3.59 per share until expiry on November 10, 2012.

At October 31, 2013, 38,773 broker options and 7,800 stock options expired unexercised.

At October 31, 2013, stock options to purchase 40,948 common shares remained outstanding and are included in the above continuity schedule of outstanding stock options.

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at October 31, 2013 was estimated at $3,644,351 (vested: $3,638,851 and unvested: $5,500).

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

At October 31, 2013, unrecognized compensation cost related to non-vested stock options granted under the Company’s 2013 Plan was $175,148, which is expected to be recognized over 0.99 years.

A summary of options outstanding and exercisable at October 31, 2013 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	October 31, 2013	Exercise Price	October 31, 2013	Exercise Price
$0.33 to $0.70	2,647,288	$0.41	2,647,288	$0.41
$0.71 to $2.45	3,851,250	2.37	3,716,250	2.37
$2.46 to $11.28 (1)	2,320,948	3.26	2,199,284	3.27
	8,819,486	$2.02	8,562,822	$2.00

(1) Options include 40,948 options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s 2013 Plan.

Stock-Based Compensation

A summary of stock-based compensation expense for the three months ended October 31, 2013 and 2012 is presented below:

	Three Months Ended October 31,
	2013	2012
Stock-Based Consulting Fees
Common stock issued for consulting services	$290,552	$190,500
Options issued to consultants	13,604	100,476
	304,156	290,976
Stock-Based Wages and Benefits
Options issued to employees	34,169	142,667
	34,169	142,667

Stock-based compensation charged to inventory	(993)	(20,364)
	$337,332	$413,279

NOTE 11:            LOSS PER COMMON SHARE

The following table reconciles weighted average common shares used in the computation of basic and diluted loss per share for the three months ended October 31, 2013 and 2012.

	Three Months Ended October 31,
Numerator	2013	2012
Net Loss for the Period	$(5,879,934)	$(7,297,623)

Denominator
Basic Weighted Average Number of Shares	86,429,172	85,172,927
Dilutive Stock Options and Warrants	-	-
Diluted Weighted Average Number of Shares	86,429,172	85,172,927

Net Loss per Share, Basic and Diluted	$(0.07)	$(0.09)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

For the three months ended October 31, 2013 and 2012, total options and share purchase warrants to purchase 13,829,010 and 10,906,333 shares of our common stock, respectively, were excluded from the computation of diluted loss per shares since we incurred a loss and effect of inclusion is anti-dilutive.

NOTE 12:            SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As at October 31, 2013, long-term assets located in the U.S. were $43,117,291, or 77% of the Company’s total long-term assets of $56,258,615.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	October 31, 2013
	United States
Balance Sheet Items				Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$145,557	$-	$-	$-	$-	$145,557
Mineral Rights and Properties	16,569,429	10,712,052	1,064,285	-	13,080,555	41,426,321
Property, Plant and Equipment	8,559,936	3,539	21,074	29,833	30,936	8,645,318
Reclamation Deposits	6,025,605	15,000	814	-	-	6,041,419
Total Long-Term Assets	$31,300,527	$10,730,591	$1,086,173	$29,833	$13,111,491	$56,258,615

	July 31, 2013
	United States
Balance Sheet Items				Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$200,141	$-	$-	$-	$-	$200,141
Mineral Rights and Properties	16,911,826	10,712,052	1,081,419	-	13,080,555	41,785,852
Property, Plant and Equipment	8,597,774	4,297	24,459	34,840	33,907	8,695,277
Reclamation Deposits	6,025,095	15,000	814	-	-	6,040,909
Total Long-Term Assets	$31,734,836	$10,731,349	$1,106,692	$34,840	$13,114,462	$56,722,179

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

The table below provides a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three Months Ended October 31, 2013
	United States
Statement of Operations				Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$ -	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	392,149	-	-	-	-	392,149
Mineral property expenditures	1,245,460	126,693	114,014	-	101,976	1,588,143
General and administrative	1,324,533	34,417	41,332	904,622	885	2,305,789
Depreciation, amortization and accretion	527,296	758	5,130	4,923	2,972	541,079
Impairment loss on mineral property	-	-	28,891	-	-	28,891
	3,489,438	161,868	189,367	909,545	105,833	4,856,051
Loss from operations	(3,489,438)	(161,868)	(189,367)	(909,545)	(105,833)	(4,856,051)

Other (income) and expenses	1,016,487	5,189	-	2,223	(16)	1,023,883
Net loss for the period	$(4,505,925)	$(167,057)	$(189,367)	$(911,768)	$(105,817)	$(5,879,934)

	Three Months Ended October 31, 2012
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$2,153,250	$-	$-	$-	$-	$2,153,250

Costs and Expenses:
Cost of sales	1,863,109	-	-	-	-	1,863,109
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	3,814,907	120,114	151,194	-	291,070	4,377,285
General and administrative	935,418	36,893	42,992	1,708,900	734	2,724,937
Depreciation, amortization and accretion	470,058	758	11,230	11,356	2,945	496,347
	7,083,492	157,765	205,416	1,720,256	294,749	9,461,678
Loss from operations	(4,930,242)	(157,765)	(205,416)	(1,720,256)	(294,749)	(7,308,428)

Other (income) and expenses	(5,999)	6,110	-	-	(10,916)	(10,805)
Net loss for the period	$(4,924,243)	$(163,875)	$(205,416)	$(1,720,256)	$(283,833)	$(7,297,623)

NOTE 13:            SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2013, the Company issued 130,239 restricted shares with a fair value of $290,552 for various consulting services.

In connection with the debt financing in July 2013, the Company incurred debt financing costs of $418,477 which were included in accounts payable and accrued liabilities at July 31, 2013. During the three months ended October 31, 2013, the Company paid debt financing costs of $188,107 in cash.

NOTE 14:            COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $23,555. Office lease agreements expire between November 2013 to July 2015 for the United States and Canada. The Company also has various consulting agreements which will expire in less than one year.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

The aggregate minimum payments over the next five years are as follows:

July 31, 2014	$154,234
July 31, 2015	142,592
$296,826

The Company is committed to pay its key executives a total of $518,243 per year for management services.

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

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract. During Fiscal 2013, the Company fulfilled its second-year delivery obligation in full and third-year delivery obligation in part under this contract. During the three months ended October 31, 2013, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company.

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and intends to vigorously defend against any and all remaining claims asserted under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations of the Company (“MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in the reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended October 31, 2013 and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors” under Part II - Other Information.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2013, our most recent year-end, to October 31, 2013 and our results of operations for the three months ended October 31, 2013 and 2012, and should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

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

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during the three months ended October 31, 2013, while any further pre-extraction expenditures were deferred, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. During the three months ended October 31, 2013, pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project have continued as planned, and further exploration and permitting activities continued at the Burke Hollow Project.

On October 23, 2013, we completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7,100,003 pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 previously filed with the SEC. Each unit is comprised of one share of common stock of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of common stock of the Company. The net proceeds from this financing will be used to fund exploration and pre-extraction expenditures at our South Texas projects including the Burke Hollow Project and for general corporate and working capital purposes.

Mineral Rights and Properties

The following is a summary of significant activities by project for the three months ended October 31, 2013:

Texas: Palangana Mine

During the three months ended October 31, 2013, as a result of our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine and uranium processing at Hobson began to operate at a reduced pace, while any further pre-extraction expenditures relating to existing wellfields were deferred, in order to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices.

In May 2013, the Mine Permit and Aquifer Exemption amendment applications for future wellfields PAA-4, 5 and 6 were submitted to and acknowledged as being administratively complete by the Texas Commission on Environmental Quality (“TCEQ”), and are currently under advanced technical review. The Radioactive Material License amendment application for PAA-4 and 6 was also submitted to and acknowledged as being administratively complete by the TCEQ, and is currently under advanced technical review. Preparation of Production Area Authorization applications for PAA-5 and 6 are expected to begin upon completion of these amendment applications.

At PAA-4, all monitor wells were sampled for baseline parameters and a pumping test was completed during the fiscal year ended July 31, 2013. In May 2013, the Production Area Authorization application for PAA-4 was submitted to and acknowledged as being administratively complete by the TCEQ, and is currently under advanced technical review.

Texas: Goliad Project

A three-phase electrical power system for the fully-permitted Goliad Project and a large caliche site pad for the main plant complex and disposal well have been constructed. Long-lead items including processing equipment and supplies for the construction of the satellite facility and wellfield began arriving in November 2013.

Texas: Burke Hollow Project

During the three months ended October 31, 2013, two exploration holes totaling 680 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 280 feet to a maximum 400 feet, with an average depth of 340 feet. At October 31, 2013, a total of 294 exploration holes totaling 137,680 feet have been drilled to depths ranging from a minimum 160 feet to a maximum of 940 feet, with an average depth of 465 feet.

At October 31, 2013, a total of 24 regional baseline monitor wells have been installed, with plans to install up to ten more wells in order to establish baseline water quality in both the Goliad 180’ and Goliad 370’ sands. With respect to permitting, a preoperational groundwater characterization sampling program from the drilling of the 24 regional baseline monitor wells commenced in December 2012 and is expected to carry on to the first quarter of the 2014 calendar year. A drainage study of the proposed license boundary encompassing the first three production areas has been completed. An archeology and socioeconomic study has been completed, with an ecology study expected for completion in December 2013. All preoperational groundwater, surface water, soil, sediment and vegetation samples have been collected in preparation for application submittals. The Mine Permit and Radioactive Material License applications are expected to be completed during the first quarter of the 2014 calendar year.

Arizona: Anderson Project

Historic and recent drilling results are being reviewed for future exploration/delineation activities in the Anderson Project. Permitting plans are also being developed.

Colorado: Slick Rock Project

Based on the uranium resources identified in a technical report completed in February 2013, prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators, we plan on completing a Preliminary Economic Assessment for the Slick Rock Project.

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

Results of Operations

For the three months ended October 31, 2013 and 2012, we recorded a net loss of $5,879,934 ($0.07 per share) and $7,297,623 ($0.09 per share), respectively. Costs and expenses during the three months ended October 31, 2013 and 2012 were $4,856,051 and $9,461,678, respectively.

Uranium Extraction Activities

During the three months ended October 31, 2013, there were no sales of U3O8 completed. During the three months ended October 31, 2012, sales of U3O8 totaled 50,000 pounds at $43 per pound under the terms of an existing offtake agreement, fulfilling 50% of the Company’s delivery commitments for the second year, generating revenue from sales of $2,153,250 and corresponding cost of sales of $1,863,109, resulting in a gross profit of $290,141. Cost of sales for U3O8 is determined using the average cost per pound in inventory at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

During the three months ended October 31, 2013 and 2012, the Palangana Mine extracted 15,000 and 29,000 pounds of U3O8 while the Hobson Facility processed 16,000 and 31,000 pounds of U3O8, respectively. On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. During the three months ended October 31, 2013, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine and uranium processing at Hobson began to operate at a reduced pace, while any further pre-extraction expenditures relating to existing wellfields were deferred, in order to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. While we remain in this state of operational readiness, uranium extraction expenditures directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to our consolidated statement of operations.

At October 31, 2013, we had a total of 43,000 pounds of U3O8 available for sale in inventory. The total value of inventories was $1,401,086, of which $1,331,768 (95%) represents the value of finished goods of U3O8, $38,907 (3%) represents the value of work-in-progress and $30,411 (2%) represents the value of supplies. The cash component of the total value of inventories was $1,139,464 and the non-cash component of the total value of inventory was $261,622. At October 31, 2013, a write-down of inventory of $392,149 was recorded to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $34 per pound at October 31, 2013, less estimated royalties.

At July 31, 2013, we had a total of 27,000 pounds of U3O8 available for sale in inventory. The total value of inventories was $975,719, of which $839,588 (86%) represents the value of finished goods of U3O8, $72,272 (7%) represents the value of work-in-progress and $63,859 (7%) represents the value of supplies. The cash component of the total value of inventories was $826,997 and the non-cash component of the total value of inventory was $148,722. At July 31, 2013, a write-down of inventory of $425,208 was recorded to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $35 per pound at July 31, 2013, less estimated royalties.

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Costs and Expenses

During the three months ended October 31, 2013 and 2012, costs and expenses totaled $4,856,051 and $9,461,678, respectively, comprised of, respectively, cost of sales of $Nil and $1,863,109, inventory write-down of $392,149 and $Nil, mineral property expenditures of $1,588,143 and $4,377,285, general and administrative of $2,305,789 and $2,724,937, depreciation, amortization and accretion of $541,079 and $496,347 and impairment loss on mineral properties of $28,891 and $Nil.

Mineral Property Expenditures

During the three months ended October 31, 2013 and 2012, mineral property expenditures totaled $1,588,143 and $4,377,285, respectively. These amounts include expenditures relating to permitting, property maintenance, exploration, pre-extraction and other related activities on the Company’s uranium projects. For the three months ended October 31, 2013, the amount includes uranium extraction expenditures directly related to maintaining operational readiness of $529,448.

The following table is a summary of the mineral property expenditures incurred on the Company’s uranium projects during the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31,
	2013	2012
Mineral Property Expenditures
Palangana Mine	$671,582	$1,823,863
Goliad Project	144,971	104,002
Burke Hollow Project	174,298	1,102,932
Channen Project	465	691,262
Anderson Project	84,161	74,722
Workman Creek Project	28,971	30,936
Slick Rock Project	49,025	55,010
Yuty Project	17,825	91,270
Coronel Oviedo Project	84,151	199,801
Other Mineral Property Expenditures	332,694	203,487
	$1,588,143	$4,377,285

General and Administrative

During the three months ended October 31, 2013 and 2012, general and administrative expenses totaled $2,305,789 and $2,724,937, respectively, comprised of, respectively, salaries, management and consulting fees of $694,704 and $714,968; office, investor relations, communications and travel of $856,925 and $1,241,465; professional fees of $416,828 and $355,225; and stock-based compensation of $337,332 and $413,279.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused any significant variances compared to the same period last year:

  For the three months ended October 31, 2013, salaries, management and consulting fees totaled $694,704, which have remained consistent compared with $714,968 for the three months ended October 31, 2012;

  For the three months ended October 31, 2013, office, investor relations, communication and travel expenses totaled $856,925, a decrease of $384,540 compared with $1,241,465 for the three months ended October 31, 2012. This decrease was primarily the result of our continuing efforts to control and reduce our costs overall;

  For the three months ended October 31, 2013, professional fees totaled $416,828, an increase of $61,603 compared with $355,225 for the three months ended October 31, 2012. This increase was primarily the result of increased professional fees relating to our regulatory filings; and

  For the three months ended October 31, 2013, stock-based compensation totaled $337,332, a decrease of $75,947 compared with $413,279 for the three months ended October 31, 2012. This decrease was primarily the result of a decrease in the number of stock options granted to employees and consultants, partially offset by an increase in common stock issued for consulting services as a result of our continuing efforts to control and reduce our cash outlay.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2013 and 2012, depreciation, amortization and accretion totaled $541,079 and $496,347, respectively. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Summary of Quarterly Results

	For the Quarters Ended
	31-Oct-13	31-Jul-13	30-Apr-13	31-Jan-13

Sales	$-	$1,980,000	$2,789,325	$2,103,750
Net loss	(5,879,934)	(5,077,213)	(3,900,045)	(5,588,210)
Total comprehensive loss	(5,882,235)	(5,050,693)	(3,900,279)	(5,591,888)
Basic and diluted loss per share	(0.07)	(0.06)	(0.05)	(0.06)
Total assets	73,692,104	73,250,001	67,927,245	72,188,198

	For the Quarters Ended
	31-Oct-12	31-Jul-12	30-Apr-12	31-Jan-12

Sales	$2,153,250	$7,517,400	$-	$3,120,000
Net loss	(7,297,623)	(4,753,814)	(8,224,351)	(6,547,244)
Total comprehensive loss	(7,298,104)	(4,791,400)	(8,225,333)	(6,546,976)
Basic and diluted loss per share	(0.09)	(0.06)	(0.10)	(0.09)
Total assets	76,682,464	85,143,395	88,258,690	62,967,078

Liquidity and Capital Resources

	October 31, 2013	July 31, 2013
Cash and cash equivalents	$14,698,564	$14,171,807
Current assets	17,433,489	16,527,822
Current liabilities	7,142,202	5,657,844
Working capital	10,291,287	10,869,978

At October 31, 2013, we had working capital of $10,291,287, a decrease of $578,691 from our working capital of $10,869,978 at July 31, 2013. At October 31, 2013, we had $14,698,564 (July 31, 2013: $14,171,807) in cash and cash equivalents, which represented the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

On October 23, 2013, we completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7,100,003 pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 previously filed with the SEC. Each unit is comprised of one share of common stock of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of common stock of the Company. The net proceeds from this financing will be used to fund exploration and pre-extraction expenditures at our South Texas projects including the Burke Hollow Project and for general corporate and working capital purposes.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, more recently, on debt financing to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors, including but not limited to those factors beyond our control such as volatility in the global financial markets affecting our stock price, the status of the worldwide economy and the market price of uranium, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate public offering of $50 million of which approximately $34.4 million has been utilize in our public offerings which closed on April 10, 2012 and October 23, 2013. We may also be required to seek other forms of financing, such as joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during the three months ended October 31, 2013, while any further pre-extraction expenditures were deferred, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. We do not expect to rely on cash flows generated from our mining activities for Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

Existing cash resources and available sources of financing are expected to provide sufficient funds to meet our obligations and carry out our plan of operations for the next twelve months.

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

  if the weakness in the market price of uranium experienced in Fiscal 2013 continues or weakens further during Fiscal 2014, it may have a negative effect on our decision to continue with our exploration and pre- extraction activities;
  if we are unable to or decide not to draw-down further on the $20,000,000 senior secured credit facility, under which we received initial funding of $10,000,000, with an additional $5,000,000 available for draw- down on or before January 31, 2014 and a further additional $5,000,000 available for draw-down on or before July 31, 2014, it would adversely affect our financial position, and our ability to continue with our exploration and pre-extraction activities; and
  if the weakness in the market price of our common stock experienced in Fiscal 2013 continues or weakens further for Fiscal 2014, it would affect our ability to secure adequate financing to continue with our exploration and pre-extraction activities.

Our continuation as a going concern for a period longer than twelve months will be dependent upon our ability to obtain adequate additional financing, as future capital expenditures are expected to be substantial.

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

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2013 was $5,892,195 (three months ended October 31, 2012: $7,721,834). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2013 was $6,525,180 (three months ended October 31, 2012: $6,302) resulting from net cash of $6,691,003 received from the issuance of common shares from the equity financing and $22,501 received from the exercise of stock options (three months ended October 31, 2012: $39,748 from exercise of stock options), offset primarily by payments for debt financing costs of $188,107 (three months ended October 31, 2012: $Nil).

Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2013 was $106,228 (three months ended October 31, 2013: $112,634), resulting primarily from the acquisition of mineral rights and properties of $83,823 (three months ended October 31, 2012: $7,396) and purchase of property, plant and equipment of $21,895 (three months ended October 31, 2012: $103,190).

Stock Options and Warrants

At October 31, 2013, the Company had stock options outstanding to purchase 8,819,486 shares and share purchase warrants outstanding to purchase 5,009,524 shares. The outstanding stock options have a weighted average exercise price of $2.02 per share and the outstanding warrants have a weighted average exercise price of $2.38 per share. At October 31, 2013, outstanding stock options and warrants totaled 13,829,010 shares issuable for gross proceeds of approximately $29,711,000 should these options and warrants be exercised in full. At October 31, 2013, outstanding in-the-money stock options and warrants totaled 3,307,288 shares issuable for gross proceeds of approximately $1,796,000 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Directors and Officers

During the three months ended October 31, 2013, the Company had transactions with certain officers and directors of the Company as follows:

  Incurred $37,403 (three months ended October 31, 2012: $48,433) in general and administrative costs paid to a company controlled by a direct family member of a director and officer; and
  Incurred $9,000 (three months ended October 31, 2012: $9,000) in consulting fees paid to a company controlled by a director of the Company.

At October 31, 2013, amounts due to related parties totaled $9,354 (July 31, 2013: $9,571). These amounts are unsecured, non-interest bearing and due on demand.

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the fiscal year ended July 31, 2013 changed by the following:

  Fixed contract commitments for office space have decreased by $26,000 during the three months ended October 31, 2013; and
  Commitments for consulting agreements have decreased by $30,000 as a result of terminating, entering into and renewing existing consulting agreements.

Effective October 31, 2013, a delivery commitment of 30,000 pounds of U3O8 remaining under an existing offtake agreement for completion no later than July 31, 2014 was cancelled without penalty.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Refer to Critical Accounting Policies under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and intends to vigorously defend against any and all remaining claims asserted under this lawsuit. Any potential judgment against the Company and awarded to the claimant is expected to be immaterial.

Item 1A.      Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2013 and this Form 10-Q Quarterly Report, the following list of material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating our Company, our business and the market value of our common stock. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the market price of our common stock. Refer to “Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2013.

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

We have a history of significant negative cash flow and accumulated deficit since inception to October 31, 2013 of $148.6 million, incurring a net loss of $5.9 million for the three months ended October 31, 2013. For Fiscal 2013, 2012 and 2011, we incurred net losses of $21.9 million, $25.1 million and $27.4 million, respectively. Although we generated revenues from sales of uranium concentrates during Fiscal 2013 and 2012 of $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from operations. Furthermore, we do not expect to achieve profitability or develop positive cash flow from operations in the near term, which may never happen. Historically, we have been reliant primarily on equity financings and, more recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, more recently, on debt financing to fund our operations. We have filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, for gross proceeds of up to $50 million. Pursuant to the Registration Statement, we completed a public offering of shares for gross proceeds of approximately $22.5 million on April 10, 2012, and an additional public offering of units consisting of shares and warrants for gross proceeds of approximately $7.1 million on October 23, 2013. We have also entered into a Credit Agreement dated July 30, 2013 which provides for a $20 million secured credit facility, pursuant to which we have drawn down $10 million in principal.

Although we have also generated cash flow from our mining activities during Fiscal 2013 and 2012, our reliance on equity and debt financings is expected to continue for the foreseeable future. We caution that the availability of future financing will be dependent on many factors, including but not limited to general market conditions and the market value of our common stock. We may also be required to seek other forms of financing, such as joint venture arrangements, to continue advancing our uranium projects. A joint venture would depend entirely on our ability to find one or more suitable third parties willing to enter into such an arrangement, and would typically require us to assign a percentage interest in the mineral project to the joint venture participants.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, the Palangana Mine, which has been our sole source for the uranium concentrates sold to generate our revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to, (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or become uneconomical, and if we are unable to directly acquire or develop our existing uranium projects into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to continue generating revenues. Any one or more of these occurrences may adversely affect our results of operations and financial condition.

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

Success in uranium exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable uranium is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the uranium ceases to be economically recoverable. Uranium exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable uranium, in which case the uranium project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium and develop these uranium projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our uranium projects.

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

The nuclear incident that occurred in Fukushima, Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a source of electricity generation.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described in our most recent annual report on Form 10-K, under Item 3. Legal Proceedings, and in this quarterly report on Form 10-Q, under Part II, Item 1. Legal Proceedings. No reserves have been established for any potential liability relating to these lawsuits. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, results of operations or financial position.

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

On September 28, 2007, our common stock commenced trading on the NYSE MKT (formerly known as the American Stock Exchange and the NYSE Amex Equities Exchange) and prior to that, traded on the OTC Bulletin Board.

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

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events, including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident such as the events in Fukushima, Japan in March 2011; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, pre-extraction or extraction activities, including abandonment of key uranium projects; (v) sales of a large number of our shares held by certain stockholders including institutions and insiders; (vi) downward revisions to previous estimates on us by analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; and (ix) introduction of technological innovations by competitors or in competing technologies.

A prolonged decline in the market price of our common stock could affect our ability to obtain additional financing which would adversely affect our operations.

Historically, we have relied on equity financing and more recently, on debt financing, as primary sources of financing. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 750,000,000 shares of common stock of which 89,611,281 shares were issued and outstanding as of October 31, 2013. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We also filed a Form S-3 “Shelf” Registration Statement that became effective September 2, 2011 which provides for the offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate public offering of $50 million, of which approximately $34.4 million has been utilized (approximately $22.5 million pursuant to an offering of shares on April 10, 2012, approximately $7.1 million pursuant to an offering of units consisting of shares and warrants on October 23, 2013, and approximately $4.8 million representing the aggregate exercise price to purchase warrant shares upon exercise of the warrants issued as part of such units).

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities during our fiscal quarter ended October 31, 2013 that were not registered under the Securities Act of 1933, as amended (the “U.S. Securities Act”), except as follows:

  On August 2, 2013, we issued an aggregate of 55,000 shares of restricted common stock to three consultants at a deemed issuance price of $2.41 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for one of the three consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other two consultants; and
  On October 7, 2013, we issued an aggregate of 75,239 shares of restricted common stock to five consultants at a deemed issuance price of $2.10 per share (with respect to 65,000 of such shares) and 2.09 per share (with respect to the remaining 10,239 shares) in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for two of the five consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other three consultants.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2013, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: December 6, 2013

/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer (Principal
Financial Officer)
Date: December 6, 2013