Form 10-Q
period 2014-01-31
URANIUM ENERGY CORP
filed 2014-03-12
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended, January 31, 2014

or

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ x ]	Accelerated filer

[ ]	Non-accelerated filer (Do not check	[ ]	Smaller reporting company
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 89,848,309 shares of common stock outstanding as of March 10, 2014.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2014

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	January 31, 2014	July 31, 2013

CURRENT ASSETS
Cash and cash equivalents		$9,033,946	$14,171,807
Available-for-sale securities		12,023	18,350
Accounts and interest receivable		50,186	45,584
Inventories	3	1,788,642	975,719
Prepaid expenses and deposits		1,033,406	1,098,026
Current portion of deferred financing costs		218,336	218,336
Total Current Assets		12,136,539	16,527,822

DEFERRED FINANCING COSTS		90,973	200,141
MINERAL RIGHTS AND PROPERTIES	4	40,661,844	41,785,852
PROPERTY, PLANT AND EQUIPMENT	5	8,389,847	8,695,277
RECLAMATION DEPOSITS	6	6,041,761	6,040,909
TOTAL ASSETS		$67,320,964	$73,250,001

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,937,994	$3,978,867
Due to related parties	7	8,611	9,571
Variable share forward contract	8	268,601	-
Current portion of long-term debt	8	5,833,333	833,333
Current portion of asset retirement obligations	9	11,236	836,073
Total Current Liabilities		9,059,775	5,657,844

DEFERRED INCOME TAX LIABILITIES		781,186	781,186
LONG-TERM DEBT	8	2,020,541	6,123,886
ASSET RETIREMENT OBLIGATIONS	9	3,813,253	3,242,007
TOTAL LIABILITIES		15,674,755	15,804,923

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 89,792,727 shares issued and outstanding (July 31, 2013 - 86,032,285)	10	89,796	86,036
Additional paid-in capital		207,308,607	200,046,081
Accumulated deficit		(155,745,867)	(142,687,039)
Accumulated other comprehensive loss		(6,327)	-
TOTAL STOCKHOLDERS' EQUITY		51,646,209	57,445,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$67,320,964	$73,250,001

COMMITMENTS AND CONTINGENCIES	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended January 31,			Six Months Ended January 31,
	Notes	2014	2013	2014	2013

SALES		$-	$2,103,750	$-	$4,257,000

COSTS AND EXPENSES
Cost of sales		-	2,091,285	-	3,954,394
Inventory write-down	3	-	-	392,149	-
Mineral property expenditures	4	2,584,020	1,905,264	4,172,163	6,282,549
General and administrative	7, 10	3,082,480	3,307,664	5,388,269	6,032,601
Depreciation, amortization and accretion	4, 5, 9	647,881	375,236	1,188,960	871,583
Impairment loss on mineral property	4	-	-	28,891	-
		6,314,381	7,679,449	11,170,432	17,141,127
LOSS FROM OPERATIONS		(6,314,381)	(5,575,699)	(11,170,432)	(12,884,127)

OTHER INCOME (EXPENSES)
Interest income		8,004	9,654	13,330	24,232
Interest and finance costs	8	(832,088)	(5,189)	(1,629,535)	(11,299)
Gain (loss) on disposition of assets		(2,553)	4,963	(2,553)	4,963
Loss on fair value of variable share forward contract	8	(36,839)	-	(268,601)	-
Gain on settlement of accounts payable		-	-	-	10,909
Loss on settlement of asset retirement obligations		(1,037)	(21,939)	(1,037)	(30,511)
		(864,513)	(12,511)	(1,888,396)	(1,706)
NET LOSS FOR THE PERIOD		(7,178,894)	(5,588,210)	(13,058,828)	(12,885,833)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(4,026)	(3,678)	(6,327)	(4,159)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(7,182,920)	$(5,591,888)	$(13,065,155)	$(12,889,992)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.08)	$(0.06)	$(0.15)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		89,701,157	85,293,298	88,058,149	85,233,112

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months Ended January 31,
	Notes	2014	2013
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(13,058,828)	$(12,885,833)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	752,136	729,440
Depletion, depreciation, amortization and accretion		2,269,063	1,343,285
Impairment loss on mineral property		28,891	-
Loss (gain) on disposition of assets		2,553	(4,963)
Loss on fair value of variable share forward contract	8	268,601	-
Gain on settlement of accounts payable		-	(10,909)
Loss on settlement of asset retirement obligations		1,037	30,511
Changes in operating assets and liabilities
Accounts and interest receivable		(4,602)	(29,994)
Inventories	3	(605,266)	571,146
Prepaid expenses and deposits		(109,086)	(173,234)
Accounts payable and accrued liabilities		(804,376)	(1,306,848)
Settlement of asset retirement obligations	9	(13,183)	(83,935)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(11,273,060)	(11,821,334)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		6,633,077	41,648
Debt financing costs	13	(357,497)	-
Due to related parties	7	(960)	(44,443)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		6,274,620	(2,795)

INVESTING ACTIVITIES
Investment in mineral rights and properties	4	(111,800)	(243,989)
Purchase of property, plant and equipment		(27,369)	(142,462)
Proceeds from disposition of assets		600	5,000
Reclamation deposits		(852)	(495,889)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(139,421)	(877,340)

NET CASH FLOWS		(5,137,861)	(12,701,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		14,171,807	25,015,284
CASH AND CASH EQUIVALENTS, END OF PERIOD		$9,033,946	$12,313,815

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$(142,687,039)	$-	$57,445,078
Common stock
Issued for equity financing	3,380,954	3,381	5,905,670	-	-	5,909,051
Issued for exercise of stock options and warrants	67,803	68	22,433	-	-	22,501
Stock-based compensation
Common stock issued for consulting services	281,299	281	556,637	-	-	556,918
Common stock issued for bonuses	30,386	30	54,970	-	-	55,000
Options issued for consulting services	-	-	73,718	-	-	73,718
Options issued for employee benefits	-	-	68,573	-	-	68,573
Warrants issued for equity financing	-	-	580,525	-	-	580,525
Net loss for the period	-	-	-	(13,058,828)	-	(13,058,828)
Other comprehensive loss	-	-	-	-	(6,327)	(6,327)
Balance, January 31, 2014	89,792,727	$89,796	$207,308,607	$(155,745,867)	$(6,327)	$51,646,209

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
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

Although planned principal operations have commenced from which significant gross revenues from uranium sales were realized for the fiscal years ended July 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, more recently, on debt financing to fund ongoing operations. The Company has also relied on cash flows generated from its mining activities during Fiscal 2013 and 2012. The Company’s reliance on equity and debt financings is expected to continue for the foreseeable future. Existing cash resources and available sources of financing are expected to provide sufficient funds to carry out the Company’s plan of operations for the next twelve months. The Company’s continuation as a going concern for a period beyond twelve months will be dependent upon its ability to obtain adequate additional financing, as the Company’s operations are capital intensive and future capital expenditures are expected to be substantial. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At January 31, 2014, the Company had working capital of $3.1 million and an accumulated deficit of $155.7 million.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

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

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	January 31, 2014	July 31, 2013
Supplies	$35,054	$63,859
Work-in-progress	47,530	72,272
Finished goods - uranium concentrates	1,706,058	839,588
	$1,788,642	$975,719

At January 31, 2014, the total non-cash component of inventory was $356,376 (July 31, 2013: $148,722). During the six months ended January 31, 2014 and 2013, the Company recorded an inventory write-down to net realizable value totaling $392,149 and $Nil, respectively.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2014, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At January 31, 2014, annual maintenance payments of approximately $1,767,000 are required to maintain these mineral rights.

Mineral rights and property acquisition costs consist of the following:

	January 31, 2014	July 31, 2013
Mineral Rights and Properties, Unproven
Palangana Mine	$6,664,260	$7,045,457
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	1,313,250
Channen Project	428,164	428,164
Salvo Project	364,710	363,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,287,158	1,287,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	171,271	163,213
Todilto Project	166,720	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	1,109,825	1,067,148
	42,841,333	43,170,730
Impairment of Mineral Rights and Properties	(28,891)	-
	42,812,442	43,170,730
Accumulated Depletion	(2,963,499)	(2,278,053)
	39,848,943	40,892,677

Databases	2,405,038	2,345,038
Accumulated Amortization	(1,805,779)	(1,685,011)
	599,259	660,027

Land Use Agreements	390,155	390,155
Accumulated Amortization	(176,513)	(157,007)
	213,642	233,148
	$40,661,844	$41,785,852

During the three months ended January 31, 2014, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities and the corresponding mineral rights and properties associated with the Palangana Mine were reduced by $381,197.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

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

No revenues were generated from the sale of U3O8 during the six months ended January 31, 2014. The Palangana Mine has been the Company’s sole source for the U3O8 sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Mineral property expenditures incurred by major projects are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Mineral Property Expenditures
Palangana Mine	$635,877	$1,144,391	$1,307,459	$2,968,254
Goliad Project	1,027,060	119,983	1,172,031	223,985
Burke Hollow Project	423,771	218,900	598,069	1,321,833
Channen Project	44	84,547	509	775,808
Anderson Project	43,524	202	127,685	74,924
Workman Creek Project	1,240	1,704	30,211	32,640
Slick Rock Project	1,986	31,842	51,011	86,852
Yuty Project	62,924	16,689	80,749	107,960
Coronel Oviedo Project	60,045	145,790	144,196	345,592
Other Mineral Property Expenditures	327,549	141,216	660,243	344,701
	$2,584,020	$1,905,264	$4,172,163	$6,282,549

During the six months ended January 31, 2014, the Company abandoned a mineral property with acquisition costs of $28,891 located in Colorado. As a result, an impairment loss of $28,891 was recorded in the consolidated statement of operations of the Company. No impairment loss was recorded for the six months ended January 31, 2013.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31, 2014			July 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Hobson Processing Facility	$7,107,717	$(505,786)	$6,601,931	$7,107,717	$(416,403)	$6,691,314
Mining Equipment	2,528,194	(1,449,125)	1,079,069	2,333,572	(1,227,989)	1,105,583
Vehicles	1,839,927	(1,440,589)	399,338	1,852,764	(1,334,418)	518,346
Computer Equipment	620,193	(521,329)	98,864	648,567	(495,455)	153,112
Furniture and Fixtures	182,567	(147,708)	34,859	193,013	(142,001)	51,012
Land	175,144	-	175,144	175,144	-	175,144
Leasehold Improvements	1,242	(600)	642	9,970	(9,204)	766
	$12,454,984	$(4,065,137)	$8,389,847	$12,320,747	$(3,625,470)	$8,695,277

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

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and processing activities in the respective states. Reclamation deposits consist of the following:

	January 31, 2014	July 31, 2013
Palangana Mine	$3,692,076	$3,627,562
Hobson Processing Facility	1,927,218	1,910,494
Mount Lucas	391,585	472,823
Arizona	15,000	15,000
Wyoming	815	814
	6,026,694	6,026,693
Interest	15,067	14,216
	$6,041,761	$6,040,909

NOTE 7:	RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2014, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $36,237 and $73,640 (three and six months ended January 31, 2013: $35,481 and $83,914) in general and administrative costs paid to a company controlled by a direct family member of a director and officer; and

  incurred $9,000 and $18,000 (three and six months ended January 31, 2013: $9,000 and $18,000) in consulting fees paid to a company controlled by a director of the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

At January 31, 2014, amounts due to related parties totaled $8,611 (July 31, 2013: $9,571). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8:	LONG-TERM DEBT

Long-Term Debt

Pursuant to a Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), the Company entered into a $20,000,000 senior secured credit facility with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited under which:

  initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility;
  additional funding of $5,000,000 is available for draw-down by the Company on or before January 31, 2014 which was extended to March 31, 2014, subject to certain conditions; and
  further additional funding of $5,000,000 is available for draw-down by the Company on or before July 31, 2014, subject to certain conditions.

At January 31, 2014, long-term debt consisted of the following:

	January 31, 2014	July 31, 2013
Principal amount	$10,000,000	$10,000,000
Unamortized discount	(2,146,126)	(3,042,781)
Long-term debt, net of unamortized discount	7,853,874	6,957,219
Current portion	5,833,333	833,333
Long-term debt, net of current portion	$2,020,541	$6,123,886

For the three and six months ended January 31, 2014, the amortization of debt discount totaled $465,648 and $896,655, respectively, which were recorded as interest expense and included in the consolidated statements of operations.

The aggregate maturities of long-term debt based on principal amounts outstanding at January 31, 2014 are as follows:

Fiscal 2014	$833,333
Fiscal 2015	9,166,667
Total	$10,000,000

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Variable Share Forward Contract

Pursuant to the Credit Facility, the Company issued bonus shares with a total value of $900,000, comprised initially of 407,239 shares of the Company issued at a price of $2.21 per share (the “Bonus Shares”). The Bonus Shares are held and will remain in escrow until the final number of shares are determined on July 30, 2014 (the “Settlement Date”) based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares as calculated on the Settlement Date (the “Final Share Price”).

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

Assuming a Settlement Date of January 31, 2014, the adjustment in number of shares issuable and the resulted fair value of the variable share forward contract, is presented below:

July 31, 2013
Number of shares issued	407,239
Variable share forward contract	$-

January 31, 2014
Number of shares issuable	562,500
Adjustment in number of shares issuable	155,261
Share price at January 31, 2014	$1.73
Variable share forward contract	$268,601

As a result, the Company recorded a loss on fair value of variable share forward contract of $36,839 and $268,601 in its consolidated statement of operations for the three and six months ended January 31, 2014.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations relate to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas assumed as part of the STMV Acquisition.

	January 31, 2014	July 31, 2013
Opening balance	$4,078,080	$3,112,374
Revision in estimate of asset retirement obligations	(381,197)	435,758
Additions of asset retirement obligations	-	435,004
Liabilities settled with cash	(12,146)	(109,916)
Accretion	139,752	204,860
	3,824,489	4,078,080
Less: current portion of asset retirement obligations	(11,236)	(836,073)
Long-term asset retirement obligations	$3,813,253	$3,242,007

	January 31, 2014	July 31, 2013
Undiscounted amount of estimated cash flows	$6,393,785	$5,975,265

Payable in years	2.5 to 12	2.5 to 12
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

July 31, 2014	$11,236
July 31, 2015	681,655
July 31, 2016	-
July 31, 2017	940,161
July 31, 2018	635,932
Remaining balance	4,124,801
$6,393,785

NOTE 10:	CAPITAL STOCK

Capital Stock

At January 31, 2014, the Company’s capital stock was 750,000,000 authorized shares of common stock with a par value of $0.001 per share.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

The shares were valued at the Company’s closing price of $1.89 at October 23, 2013, and the share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	0.60%
Expected Annual Volatility	66.34%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0%

The estimated net proceeds from the equity financing were allocated to the fair values of the shares and share purchase warrants. The relative fair values of the shares and share purchase warrants calculated from the allocation is presented below:

Fair Value of Shares	$6,390,003
Fair Value of Share Purchase Warrants	627,775
Total Fair Value Before Allocation to Net Proceeds	7,017,778

Gross Proceeds	7,100,003
Estimated Share Issuance Costs	(610,427)
Estimated Net Proceeds Received	6,489,576

Relative Fair Value Allocation to:
Shares	5,909,051
Share Purchase Warrants	580,525
$6,489,576

The Company previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $50 million. A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company’s shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). The Company filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, the Company filed a prospectus supplement providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the “Sales Agreement”). At January 31, 2014, no public offer or sale of the Company’s shares was completed under the Sales Agreement.

During the six months ended January 31, 2014, the Company filed a second Form S-3 “Shelf” Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Share Transactions

Period / Description	Number of	Value per Share		Issuance Value
	Shares	Low	High
Balance, July 31, 2013	86,032,285
Equity Financing	3,380,954	$1.75	$1.75	5,909,051
Options Exercised	67,803	0.33	0.33	22,501
Service Agreements	130,239	2.10	2.41	290,552
Balance, October 31, 2013	89,611,281
Service Agreements	151,060	1.69	1.88	266,366
Share Bonuses	30,386	1.81	1.81	55,000
Balance, January 31, 2014	89,792,727

Share Purchase Warrants

A continuity schedule of outstanding and exercisable share purchase warrants for the underlying shares at January 31, 2014, and the changes during the period, is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)
Balance, July 31, 2013	3,150,000	$2.25	2.90
Issued in connection with equity financing	1,859,524	2.60	3.00
Balance, January 31, 2014	5,009,524	$2.38	2.52

Stock Options

At January 31, 2014, the Company has one stock option plan, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan includes 8,905,128 shares that may be issued pursuant to options previously granted under the Company’s prior stock option plans and 2,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2013 Plan. The 2013 Plan supersedes and replaces each of the Company’s prior stock option plans, being the 2006 Stock Option Plan and the 2009 Stock Option Plan, such that no further shares are issuable under either of such plans.

During the six months ended January 31, 2014, the Company did not grant any stock options under the 2013 Plan.

A continuity schedule of outstanding stock options for the underlying common shares at January 31, 2014, and the changes during the period, is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2013	8,966,189	$2.02	5.72
Exercised	(67,803)	0.33	1.19
Expired	(3,900)	10.26	-
Forfeited	(75,000)	3.12	2.17
Balance, October 31, 2013	8,819,486	$2.02	5.53
Expired	(30,850)	4.11	-
Balance, January 31, 2014	8,788,636	$2.01	5.32

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

In Fiscal 2012, as a result of the acquisition of Cue Resources Ltd. (“Cue”) effective March 30, 2012, the Company issued the following options, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s Stock Option Plans, in exchange for Cue stock options and broker options:

  stock options to purchase 48,748 shares of the Company exercisable at prices ranging from $5.13 to $23.08 per share with expiration date from July 15, 2013 to August 3, 2016. As at January 31, 2014, stock options to purchase 13,650 shares of the Company expired unexercised, and stock options to purchase 35,098 shares of the Company remained outstanding and are included in the above continuity schedule of outstanding stock options; and
  broker options to purchase 38,773 shares of the Company exercisable at a price of $3.59 per share, which expired on November 10, 2012.

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at January 31, 2014 was estimated at $3,560,133 (vested: $3,556,570 and unvested: $3,563).

At January 31, 2014, unrecognized compensation cost related to non-vested stock options granted under the Company’s 2013 Plan was $115,018, which is expected to be recognized over 0.86 years.

A summary of options outstanding and exercisable at January 31, 2014 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	January 31, 2014	Exercise Price	January 31, 2014	Exercise Price
$0.33 to $0.70	2,647,288	$0.41	2,647,288	$0.41
$0.71 to $2.45	3,826,250	2.37	3,747,500	2.37
$2.46 to $6.05 (1)	2,315,098	3.24	2,209,267	3.25
	8,788,636	$2.01	8,604,055	$1.99

(1) Options include 35,098 options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s 2013 Plan.

Stock-Based Compensation

A summary of stock-based compensation expense for the three and six months ended January 31, 2014 and 2013 is presented below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Stock-Based Consulting Fees
Common stock issued for consulting services	$266,366	$-	$556,918	$190,500
Options issued to consultants	60,114	170,011	73,718	270,488
	326,480	170,011	630,636	460,988
Stock-Based Management Fees
Common stock issued for bonuses	55,000	-	55,000	-
	55,000	-	55,000	-
Stock-Based Wages and Benefits
Options issued to employees	34,404	125,785	68,573	268,452
	34,404	125,785	68,573	268,452

Stock-based compensation charged to inventory	(1,650)	(21,724)	(2,643)	(42,089)
	$414,234	$274,072	$751,566	$687,351

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 11:	LOSS PER SHARE

The following table reconciles weighted average number of shares used in the computation of basic and diluted loss per share for the three and six months ended January 31, 2014 and 2013:

	Three Months Ended January 31,		Six Months Ended January 31,
Numerator	2014	2013	2014	2013
Net Loss for the Period	$(7,178,894)	$(5,588,210)	$(13,058,828)	$(12,885,833)

Denominator
Basic Weighted Average Number of Shares	89,701,157	85,293,298	88,058,149	85,233,112
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	89,701,157	85,293,298	88,058,149	85,233,112

Net Loss per Share, Basic and Diluted	$(0.08)	$(0.06)	$(0.15)	$(0.15)

For the three and six months ended January 31, 2014 and 2013, all outstanding options and share purchase warrants were excluded from the computation of diluted loss per share since losses were reported by the Company during these periods and their effects would be anti-dilutive.

NOTE 12:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As at January 31, 2014, long-term assets located in the U.S. were $42,054,582, or 76% of the Company’s total long-term assets of $55,184,425.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

			January 31, 2014
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Deferred Financing Costs	$90,973	$-	$-	$-	$-	$90,973
Mineral Rights and Properties	15,805,453	10,712,052	1,063,784	-	13,080,555	40,661,844
Property, Plant and Equipment	8,339,537	-	1,022	20,116	29,172	8,389,847
Reclamation Deposits	6,025,946	15,000	815	-	-	6,041,761
Total Long-Term Assets	$30,261,909	$10,727,052	$1,065,621	$20,116	$13,109,727	$55,184,425

			July 31, 2013
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Deferred Financing Costs	$200,141	$-	$-	$-	$-	$200,141
Mineral Rights and Properties	16,911,826	10,712,052	1,081,419	-	13,080,555	41,785,852
Property, Plant and Equipment	8,597,774	4,297	24,459	34,840	33,907	8,695,277
Reclamation Deposits	6,025,095	15,000	814	-	-	6,040,909
Total Long-Term Assets	$31,734,836	$10,731,349	$1,106,692	$34,840	$13,114,462	$56,722,179

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2014
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	2,370,002	54,838	36,210	-	122,970	2,584,020
General and administrative	1,847,137	110,229	23,631	1,085,483	16,000	3,082,480
Depreciation, amortization and accretion	633,823	-	780	10,308	2,970	647,881
Impairment loss on mineral property	-	-	-	-	-	-
	4,850,962	165,067	60,621	1,095,791	141,940	6,314,381
Loss from operations	(4,850,962)	(165,067)	(60,621)	(1,095,791)	(141,940)	(6,314,381)

Other (income) and expenses	859,374	5,189	-	(33)	(17)	864,513
Net loss for the period	$(5,710,336)	$(170,256)	$(60,621)	$(1,095,758)	$(141,923)	$(7,178,894)

	Three Months Ended January 31, 2013
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$2,103,750	$-	$-	$-	$-	$2,103,750

Costs and Expenses:
Cost of sales	2,091,285	-	-	-	-	2,091,285
Mineral property expenditures	1,639,718	6,036	97,031	-	162,479	1,905,264
General and administrative	1,985,373	37,895	45,532	1,236,315	2,549	3,307,664
Depreciation, amortization and accretion	351,862	759	8,639	11,006	2,970	375,236
	6,068,238	44,690	151,202	1,247,321	167,998	7,679,449
Loss from operations	(3,964,488)	(44,690)	(151,202)	(1,247,321)	(167,998)	(5,575,699)

Other (income) and expenses	7,289	5,189	-	37	(4)	12,511
Net loss for the period	$(3,971,777)	$(49,879)	$(151,202)	$(1,247,358)	$(167,994)	$(5,588,210)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

	Six Months Ended January 31, 2014
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	392,149	-	-	-	-	392,149
Mineral property expenditures	3,615,463	181,531	150,224	-	224,945	4,172,163
General and administrative	3,171,670	144,646	64,963	1,990,105	16,885	5,388,269
Depreciation, amortization and accretion	1,161,119	758	5,910	15,231	5,942	1,188,960
Impairment loss on mineral property	-	-	28,891	-	-	28,891
	8,340,401	326,935	249,988	2,005,336	247,772	11,170,432
Loss from operations	(8,340,401)	(326,935)	(249,988)	(2,005,336)	(247,772)	(11,170,432)

Other (income) and expenses	1,875,861	10,378	-	2,190	(33)	1,888,396
Net loss for the period	$(10,216,262)	$(337,313)	$(249,988)	$(2,007,526)	$(247,739)	$(13,058,828)

	Six Months Ended January 31, 2013
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$4,257,000	$-	$-	$-	$-	$4,257,000

Costs and Expenses:
Cost of sales	3,954,394	-	-	-	-	3,954,394
Mineral property expenditures	5,454,623	126,150	248,224	-	453,552	6,282,549
General and administrative	3,449,563	74,788	88,523	2,416,444	3,283	6,032,601
Depreciation, amortization and accretion	821,920	1,517	19,869	22,362	5,915	871,583
	13,680,500	202,455	356,616	2,438,806	462,750	17,141,127
Loss from operations	(9,423,500)	(202,455)	(356,616)	(2,438,806)	(462,750)	(12,884,127)

Other (income) and expenses	1,290	11,299	-	37	(10,920)	1,706
Net loss for the period	$(9,424,790)	$(213,754)	$(356,616)	$(2,438,843)	$(451,830)	$(12,885,833)

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2014, the Company issued 281,299 restricted shares with a fair value of $556,918 for various consulting services.

During the three months ended January 31, 2014, the Company issued 30,386 restricted shares with a fair value of $55,000 to two of the Company’s directors as bonuses.

In connection with the debt financing in July 2013, the Company incurred debt financing costs of $418,477 which were included in accounts payable and accrued liabilities at July 31, 2013. During the six months ended January 31, 2014, the Company paid debt financing costs of $357,497 in cash.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

NOTE 14:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $20,138. Office lease agreements expire between August 2014 to January 2016 for the United States and Canada.

The aggregate minimum payments over the next five years are as follows:

July 31, 2014	$117,463
July 31, 2015	217,261
July 31, 2016	37,386
$372,110

The Company is committed to pay its key executives a total of $508,141 per year for management services.

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

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011.The sales price will be based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract. During Fiscal 2013, the Company fulfilled its second-year delivery obligation in full and third-year delivery obligation in part under this contract. During the six months ended January 31, 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company.

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III injection well, Production Area Authorization and Aquifer Exemption permits for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. The Company has, since inception, successfully intervened as a party. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted by the court. The parties are attempting to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties have jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court; which was approved by the State District Court on or about August 21, 2013. The EPA filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to supplement the record in response to the petitioner’s prior complaints. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and limited the review period to 60 days The Company continues to believe that the pending appeals are without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and intends to vigorously defend against any and all remaining claims asserted under this lawsuit. In January 2014, all parties exchanged preliminary disclosure statements, and formal discovery is expected to commence in April or May 2014. The Company continues to believe that this lawsuit is without merit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations of the Company (“MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in the reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Quarterly Report on Form 10-Q for the three and six months ended January 31, 2014 and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors” under Part II - Other Information.

INTRODUCTION

This MD&A is focused on material changes in our financial condition from July 31, 2013, our most recent year-end, to January 31, 2014 and our results of operations for the three and six months ended January 31, 2014 and 2013, and should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during the six months ended January 31, 2014, while any further pre-extraction expenditures were deferred, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices.

MINERAL RIGHTS AND PROPERTIES

The following is a summary of significant activities by project for the six months ended January 31, 2014:

Texas: Palangana Mine

During the six months ended January 31, 2014, as a result of our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine and uranium processing at the Hobson Processing Facility began to operate at a reduced pace, while any further pre-extraction expenditures relating to existing wellfields were deferred, in order to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices.

The Mine Permit and Aquifer Exemption amendment applications for future wellfields PAA-4, 5 and 6 are in the final stages of technical review by the Texas Commission on Environmental Quality (“TCEQ”). The Radioactive Material License amendment application for PAA-4 and 6 is also in the final stages of technical review by the TCEQ. Preparation of Production Area Authorization applications for PAA-5 and 6 are expected to begin upon completion of these amendment applications.

At PAA-4, all requests for additional information by the TCEQ have been submitted for the Production Area Authorization permit and the technical review is complete.

Texas: Goliad Project

A three-phase electrical power system for the fully-permitted Goliad Project and a large caliche site pad for the main plant complex and disposal well have been constructed. During the six months ended January 31, 2014, long-lead items including processing equipment and supplies for the construction of the satellite facility and wellfield were received.

Texas: Burke Hollow Project

During the six months ended January 31, 2014, 25 exploration holes totaling 8,635 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 220 feet to a maximum 440 feet, with an average depth of 345 feet. At January 31, 2014, a total of 319 exploration holes totaling 148,315 feet have been drilled to depths ranging from a minimum 160 feet to a maximum of 940 feet, with an average depth of 456 feet.

At January 31, 2014, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad 180’ and Goliad 370’ sands. Six new regional baseline monitor wells were installed to complete the preoperational groundwater characterization program, with no additional monitor wells expected for this project. A waste disposal well feasibility study was completed for this project and two disposal well applications are being prepared for filing with the TCEQ. The Mine Area application continues to advance and is expected to be filed with the TCEQ during the first quarter of the 2014 calendar year, to be followed by the Radioactive Material License application shortly thereafter.

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

RESULTS OF OPERATIONS

For the three and six months ended January 31, 2014, we recorded a net loss of $7,178,894 ($0.08 per share) and $13,058,828 ($0.15 per share), respectively. Costs and expenses during the three and six months ended January 31, 2014 were $6,314,381 and $11,170,432, respectively.

For the three and six months ended January 31, 2013, we recorded a net loss of $5,588,210 ($0.06 per share) and $12,885,833 ($0.15 per share), respectively. Costs and expenses during the three and six months ended January 31, 2013 were $7,679,449 and $17,141,127, respectively.

Uranium Extraction Activities

During the three and six months ended January 31, 2014, there were no sales of U3O8 completed. For the three and six months ended January 31, 2013, sales of uranium concentrates totaled 50,000 and 100,000 pounds generating revenue of $2,103,750 and $4,257,000, respectively. Corresponding cost of sales was $2,091,285 and $3,954,394, respectively.

Cost of sales for U3O8  is determined using the average cost per pound in inventory at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. During the six months ended January 31, 2014, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine and uranium processing at the Hobson Facility began to operate at a reduced pace, while any further pre-extraction expenditures relating to existing wellfields were deferred, in order to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. While we remain in this state of operational readiness, uranium extraction expenditures directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to our consolidated statement of operations.

As a result of the above, pounds of U3O8 extracted from the Palangana Mine and processed at the Hobson Facility have both decreased significantly. During the three and six months ended January 31, 2014, the Palangana Mine extracted 12,000 and 27,000 pounds of U3O8, respectively, while the Hobson Facility processed 12,000 and 28,000 pounds of U3O8, respectively. During the three and six months ended January 31, 2013, the Palangana Mine extracted 48,000 and 77,000 pounds of  U3O8, respectively, while the Hobson Facility processed 52,000 and 83,000 pounds of  U3O8, respectively.

At January 31, 2014, we had a total of 55,000 pounds of U3O8 available for sale in inventory. The total value of inventories was $1,788,642, of which $1,706,058 (95%) represents the value of finished goods of U3O8, $47,530 (3%) represents the value of work-in-progress and $35,054 (2%) represents the value of supplies. The cash component of the total value of inventories was $1,432,266 and the non-cash component of the total value of inventory was $356,376. At October 31, 2013, a write-down of inventory of $392,149 was recorded to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of  U3O8 of $34 per pound at October 31, 2013, less estimated royalties. At January 31, 2014 and for the three months then ended, no further write-downs of inventory were recorded.

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

Costs and Expenses

During the three and six months ended January 31, 2014, costs and expenses totaled $6,314,381 and $11,170,432, respectively, comprised of inventory write-down of $Nil and $392,149, mineral property expenditures of $2,584,020 and $4,172,163, general and administrative of $3,082,480 and $5,388,269, depreciation, amortization and accretion of $647,881 and $1,188,960 and impairment loss on mineral properties of $Nil and $28,891. During the three and six months ended January 31, 2014, no sales of U3O8 were generated therefore no corresponding cost of sales were recorded.

During the three and six months ended January 31, 2013 , costs and expenses totaled $7,679,449 and $17,141,127, respectively, comprised of cost of sales of $2,091,285 and $3,954,394, mineral property expenditures of $1,905,264 and $6,282,549, general and administrative of $3,307,664 and $6,032,601 and depreciation, amortization and accretion of $375,236 and $871,583, respectively. During the three and six months ended January 31, 2013, no inventory write-down or impairment loss was recorded.

Mineral Property Expenditures

During the three and six months ended January 31, 2014, mineral property expenditures totaled $2,584,020 and $4,172,163, respectively. These amounts include expenditures relating to permitting, property maintenance, exploration, pre-extraction and other related activities on the Company’s uranium projects. For the three and six months ended January 31, 2014, these amounts include uranium extraction expenditures directly related to maintaining operational readiness of $751,918 and $1,281,366, respectively.

During the three and six months ended January 31, 2013, mineral property expenditures totaled $1,905,264 and $6,282,549, respectively. For the three and six months ended January 31, 2013, no uranium extraction expenditures directly related to maintaining operational readiness were included in mineral property expenditures.

The following table is a summary of the mineral property expenditures incurred on the Company’s uranium projects during the three and six months ended January 31, 2014 and 2013:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Mineral Property Expenditures
Palangana Mine	$635,877	$1,144,391	$1,307,459	$2,968,254
Goliad Project	1,027,060	119,983	1,172,031	223,985
Burke Hollow Project	423,771	218,900	598,069	1,321,833
Channen Project	44	84,547	509	775,808
Anderson Project	43,524	202	127,685	74,924
Workman Creek Project	1,240	1,704	30,211	32,640
Slick Rock Project	1,986	31,842	51,011	86,852
Yuty Project	62,924	16,689	80,749	107,960
Coronel Oviedo Project	60,045	145,790	144,196	345,592
Other Mineral Property Expenditures	327,549	141,216	660,243	344,701
	$2,584,020	$1,905,264	$4,172,163	$6,282,549

General and Administrative

During the three and six months ended January 31, 2014, general and administrative expenses totaled $3,082,480 and $5,388,269 (three and six months ended January 31, 2013: $3,307,664 and $6,032,601), respectively.

The following summary provides a discussion of the major expense categories, including salaries, management and consulting fees; office, investor relations, communications and travel; professional fees; and stock-based compensation, including analyses of the factors that caused any significant variances compared to the same period last year:

  For the three and six months ended January 31, 2014, salaries, management and consulting fees totaled $1,526,508 and $2,221,210, respectively, which have remained consistent compared with $1,581,659 and $2,296,627, respectively, for the three and six months ended January 31, 2013;

  For the three and six months ended January 31, 2014, office, investor relations, communication and travel expenses totaled $726,400 and $1,583,326, which decreased by $459,762 and $844,300, respectively, compared with $1,186,162 and $2,427,626, respectively, for the three and six months ended January 31, 2013. These decreases were primarily the result of our continuing efforts to control and reduce our costs overall;

  For the three and six months ended January 31, 2014, professional fees totaled $415,338 and $832,167, which increased by $149,567 and $211,170, respectively, compared with $265,771 and $620,997, respectively, for the three and six months ended January 31, 2013. These increases were primarily the result of increased professional fees relating to our regulatory filings and existing legal proceedings; and

  For the three and six months ended January 2014, stock-based compensation totaled $414,234 and $751,566, which increased by $140,162 and $64,215, respectively, compared with $274,072 and $687,351, respectively, for the three and six months ended January 31, 2013. These increases were primarily the result of an increase in common stock issued for consulting services as a result of our continuing efforts to control and reduce our cash outlay, partially offset by a decrease in the number of stock options granted to employees and consultants.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2014, depreciation, amortization and accretion totaled $647,881 and $1,188,960, which increased by $272,645 and $317,377, respectively, compared with $375,236 and $871,583, respectively, for the three and six months ended January 31, 2013. These increases were primarily the result of recording depreciation, amortization and accretion directly related to maintaining operational readiness. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income (Expenses)

During the three and six months ended January 31, 2014, other expenses totaled $864,513 and $1,888,396, which increased by $852,002 and $1,886,690, respectively, compared with $12,511 and $1,706, respectively, during the three and six months ended January 31, 2013.

Interest and Finance Costs

During the three and six months ended January 31, 2014, interest and finance costs totaled $832,088 and $1,629,535, which increased by $826,899 and $1,618,236, respectively, compared with $5,189 and $11,299, respectively, for the three and six months ended January 31, 2013. For the three and six months ended January 31, 2014, interest and finance costs were comprised of, respectively, amortization of deferred financing costs of $54,584 and $109,168, amortization of debt discount of $465,648 and $896,655, interest and standby fees of $306,667 and $613,333 paid on long-term debt, and accrued interest of $5,189 and $10,379 on liquidated damages relating to an existing lawsuit.

During the three and six months ended January 31, 2013, interest and finance costs of $5,189 and $11,299, respectively, were comprised of accrued interest on liquidated damages relating to an existing lawsuit.

Loss on Fair Value of Variable Share Forward Contract

During the three and six months ended January 31, 2014, loss on fair value of variable share forward contract totaled $36,839 and $268,601 (three and six months ended January 31, 2013: $Nil and $Nil). Refer to the Note 8: Long-Term Debt to the condensed consolidated financial statements for the three and six months ended January 31, 2014 for further details.

SUMMARY OF QUARTERLY RESULTS

		For the Quarters Ended
	31-Jan-14	31-Oct-13	31-Jul-13	30-Apr-13

Sales	$-	$-	$1,980,000	$2,789,325
Net loss	(7,178,894)	(5,879,934)	(5,077,213)	(3,900,045)
Total comprehensive loss	(7,182,920)	(5,882,235)	(5,050,693)	(3,900,279)
Basic and diluted loss per share	(0.08)	(0.07)	(0.06)	(0.05)
Total assets	67,320,964	73,692,104	73,250,001	67,927,245

		For the Quarters Ended
	31-Jan-13	31-Oct-12	31-Jul-12	30-Apr-12

Sales	$2,103,750	$2,153,250	$7,517,400	$-
Net loss	(5,588,210)	(7,297,623)	(4,753,814)	(8,224,351)
Total comprehensive loss	(5,591,888)	(7,298,104)	(4,791,400)	(8,225,333)
Basic and diluted loss per share	(0.06)	(0.09)	(0.06)	(0.10)
Total assets	72,188,198	76,682,464	85,143,395	88,258,690

LIQUIDITY AND CAPITAL RESOURCES

	January 31, 2014	July 31, 2013
Cash and cash equivalents	$9,033,946	$14,171,807
Current assets	12,136,539	16,527,822
Current liabilities	9,059,775	5,657,844
Working capital	3,076,764	10,869,978

At January 31, 2014, we had working capital of $3,076,764, a decrease of $7,793,214 from our working capital of $10,869,978 at July 31, 2013. At January 31, 2014, we had $9,033,946 (July 31, 2013: $14,171,807) in cash and cash equivalents, which represented the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

Equity Financing

We previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million.

On October 23, 2013, we completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7.1 million pursuant to a prospectus supplement to the Shelf. Each unit is comprised of one share of common stock of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of common stock of the Company. The net proceeds from this financing will be used to fund exploration and pre-extraction expenditures at our South Texas projects including the Burke Hollow Project and for general corporate and working capital purposes.

A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company’s shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). We filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement to the Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the “Sales Agreement”). At January 31, 2014, no public offer or sale of the Company’s shares was completed under the Sales Agreement.

We filed a second Form S-3 “Shelf” Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

Debt Financing

Pursuant to a Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), the Company entered into a $20,000,000 senior secured credit facility with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited under which:

  initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility;
  additional funding of $5,000,000 is available for draw-down by the Company on or before January 31, 2014 which was extended to March 31, 2014, subject to certain conditions; and
  further additional funding of $5,000,000 is available for draw-down by the Company on or before July 31, 2014, subject to certain conditions.

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

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during the six months ended January 31, 2014, while any further pre-extraction expenditures were deferred, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. We do not expect to rely on cash flows generated from our mining activities for Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

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
  f we are unable to draw-down further on the $20,000,000 senior secured credit facility, under which we received initial funding of $10,000,000 as of January 31, 2014, it would adversely affect our financial position, and our ability to continue with our exploration and pre-extraction activities; and
  if the weakness in the market price of our common stock experienced in Fiscal 2013 continues or weakens further for Fiscal 2014, it would affect our ability to secure adequate financing to continue with our exploration and pre-extraction activities.

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

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2014 was $11,273,060 (six months ended January 31, 2013: $11,821,334). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2014 was $6,274,620 (six months ended January 31, 2013 (used in): $2,795) resulting from net cash of $6,610,576 received from the issuance of common shares from the equity financing and $22,501 received from the exercise of stock options (six months ended January 31, 2013: $41,648 from exercise of stock options), offset by payments for debt financing costs of $357,497 (six months ended January 31, 2013: $Nil) and increase in amounts due to related parties of $960 (six months ended January 31, 2013: $44,443).

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2014 was $139,421 (six months ended January 31, 2013: $877,340), resulting primarily from the acquisition of mineral rights and properties of $111,800 (six months ended January 31, 2013: $243,989), purchase of property, plant and equipment of $27,369 (six months ended January 31, 2013: $142,462) and an increase of reclamation deposits of $852 (six months ended January 31, 2013: $495,889).

Stock Options and Warrants

At January 31, 2014, the Company had stock options outstanding to purchase 8,788,636 shares and share purchase warrants outstanding to purchase 5,009,524 shares. The outstanding stock options have a weighted average exercise price of $2.01 per share and the outstanding warrants have a weighted average exercise price of $2.38 per share. At January 31, 2014, outstanding stock options and warrants totaled 13,798,160 shares issuable for gross proceeds of approximately $29,587,000 should these options and warrants be exercised in full. At January 31, 2014, outstanding in-the-money stock options and warrants totaled 3,307,288 shares issuable for gross proceeds of approximately $1,796,000 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and there is no assurance that any of these stock options or warrants will be exercised in the future.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

During the three and six months ended January 31, 2014, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $36,237 and $73,640 (three and six months ended January 31, 2013: $35,481 and $83,914) in general and administrative costs paid to a company controlled by a direct family member of a director and officer; and

  incurred $9,000 and $18,000 (three and six months ended January 31, 2013: $9,000 and $18,000) in consulting fees paid to a company controlled by a director of the Company.

At January 31, 2014, amounts due to related parties totaled $8,611 (July 31, 2013: $9,571). These amounts are unsecured, non-interest bearing and due on demand.

MATERIAL COMMITMENTS

Effective October 31, 2013, a delivery commitment of 30,000 pounds of U3O8 remaining under an existing offtake agreement for completion no later than July 31, 2014 was cancelled by the Company without penalty.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III injection well, Production Area Authorization and Aquifer Exemption permits for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. The Company has, since inception, successfully intervened as a party. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted by the court. The parties are attempting to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties have jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court, which was approved by the State District Court on or about August 21, 2013. The EPA filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to supplement the record in response to the petitioner’s prior complaints. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and limited the review period to 60 days. The Company continues to believe that the pending appeals are without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and intends to vigorously defend against any and all remaining claims asserted under this lawsuit. In January 2014, all parties exchanged preliminary disclosure statements, and formal discovery is expected to commence in April or May 2014. The Company continues to believe that this lawsuit is without merit.

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

We have a history of significant negative cash flow and accumulated deficit since inception to January 31, 2014 of $155.7 million, incurring a net loss of $13.1 million for the six months ended January 31, 2014. For Fiscal 2013, 2012 and 2011, we incurred net losses of $21.9 million, $25.1 million and $27.4 million, respectively. Although we generated revenues from sales of uranium concentrates during Fiscal 2013 and 2012 of $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from operations. Furthermore, we do not expect to achieve profitability or develop positive cash flow from operations in the near term, which may never happen. Historically, we have been reliant primarily on equity financings and, more recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

We previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million. A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company’s shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). We filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement under the Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the “Sales Agreement”). At January 31, 2014, no public offer or sale of the Company’s shares was completed under the Sales Agreement.

Additionally, we filed a second Form S-3 “Shelf” Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

We also entered into a Credit Agreement dated July 30, 2013 which provides for a $20 million secured credit facility, pursuant to which we had drawn down $10 million in principal as of January 31, 2014.

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

Our $20 million secured credit facility, pursuant to which we had drawn down $10 million in principal as of January 31, 2014, includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

We are authorized to issue 750,000,000 shares of common stock of which 89,792,727 shares were issued and outstanding as of January 31, 2014. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million. A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company’s shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). We filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement under the Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the “Sales Agreement”). At January 31, 2014, no public offer or sale of the Company’s shares was completed under the Sales Agreement.

Additionally, we filed a second Form S-3 “Shelf” Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2014, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “U.S. Securities Act”):

  On November 4, 2013, we issued an aggregate of 45,000 shares of restricted common stock to three consultants at a deemed issuance price of $1.78 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for one of the three consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other two consultants;
  On each of November 7, 2013 and December 5, 2013, we issued 10,239 shares of restricted common stock to one consultant (for a total of 20,478 shares), in each case at a deemed issuance price of $2.09 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) of the U.S. Securities Act with respect to these issuances;
  On December 3, 2013, we issued 20,000 shares of restricted common stock to one consultant at a deemed issuance price of $1.78 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to this issuance;
  On January 27, 2014, we issued an aggregate of 65,582 shares of restricted common stock to four consultants at a deemed issuance price of $1.82 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for two of the four consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other two consultants; and
  On January 27, 2014, we issued an aggregate of 30,386 shares of restricted common stock to two of our directors at a deemed issuance price of $1.81 per share in consideration for services provided as directors. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to these issuances.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2014, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: March 11, 2014

/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer (Principal
Financial Officer)
Date: March 11, 2014