Form 10-Q
period 2014-04-30
URANIUM ENERGY CORP
filed 2014-06-09
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[X]	Accelerated filer

[ ]	Non-accelerated filer (Do not check	[ ]	Smaller reporting company
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 90,519,098 shares of common stock outstanding as of June 6, 2014.

URANIUM ENERGY CORP.

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2014

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	April 30, 2014	July 31, 2013

CURRENT ASSETS
Cash and cash equivalents		$13,306,310	$14,171,807
Available-for-sale securities		4,795	18,350
Accounts and interest receivable		53,672	45,584
Inventories	3	1,815,953	975,719
Prepaid expenses and deposits		811,795	1,098,026
Current portion of deferred financing costs		83,811	218,336
Total Current Assets		16,076,336	16,527,822

DEFERRED FINANCING COSTS		188,574	200,141
MINERAL RIGHTS AND PROPERTIES	4	40,001,698	41,785,852
PROPERTY, PLANT AND EQUIPMENT	5	8,188,291	8,695,277
RECLAMATION DEPOSITS	6	6,042,061	6,040,909
TOTAL ASSETS		$70,496,960	$73,250,001

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,079,530	$3,978,867
Due to related parties	7	8,703	9,571
Variable share forward contract	8	557,037	-
Current portion of asset retirement obligations	9	-	836,073
Total Current Liabilities		2,645,270	4,824,511

DEFERRED INCOME TAX LIABILITIES		781,186	781,186
LONG-TERM DEBT	8	18,413,837	6,957,219
ASSET RETIREMENT OBLIGATIONS	9	3,889,637	3,242,007
TOTAL LIABILITIES		25,729,930	15,804,923

STOCKHOLDERS' EQUITY
Capital stock Common stock $0.001 par value: 750,000,000 shares authorized, 90,467,764 shares issued and outstanding (July 31, 2013 - 86,032,285)	10	90,472	86,036
Additional paid-in capital		207,133,087	200,046,081
Accumulated deficit		(162,442,974)	(142,687,039)
Accumulated other comprehensive loss		(13,555)	-
TOTAL STOCKHOLDERS' EQUITY		44,767,030	57,445,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$70,496,960	$73,250,001

COMMITMENTS AND CONTINGENCIES	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Notes	2014	2013	2014	2013

SALES		$-	$2,789,325	$-	$7,046,325

COSTS AND EXPENSES
Cost of sales		-	2,271,267	-	6,225,661
Inventory write-down	3	338,101	-	730,250	-
Mineral property expenditures	4	2,739,349	1,827,147	6,911,512	8,109,696
General and administrative	7, 10	1,808,395	2,244,682	7,196,664	8,277,283
Depreciation, amortization and accretion	4, 5, 9	577,045	344,980	1,766,005	1,216,563
Impairment loss on mineral properties	4	428,164	-	457,055	-
		5,891,054	6,688,076	17,061,486	23,829,203
LOSS FROM OPERATIONS		(5,891,054)	(3,898,751)	(17,061,486)	(16,782,878)

OTHER INCOME (EXPENSES)
Interest income		7,317	6,318	20,647	30,550
Interest and finance costs	8	(535,802)	(5,020)	(2,165,337)	(16,319)
Gain (loss) on disposition of assets		-	(714)	(2,553)	4,249
Loss on fair value of variable share forward contract	8	(288,436)	-	(557,037)	-
Gain on settlement of accounts payable		-	-	-	10,909
Gain (loss) on settlement of asset retirement obligations	9	10,868	(1,878)	9,831	(32,389)
		(806,053)	(1,294)	(2,694,449)	(3,000)
NET LOSS FOR THE PERIOD		(6,697,107)	(3,900,045)	(19,755,935)	(16,785,878)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(7,228)	(234)	(13,555)	(4,393)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(6,704,335)	$(3,900,279)	$(19,769,490)	$(16,790,271)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.07)	$(0.05)	$(0.22)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		89,924,411	85,496,171	88,666,564	85,318,871

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine Months Ended April 30,
	Notes	2014	2013
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(19,755,935)	$(16,785,878)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	984,841	809,627
Depletion, depreciation, amortization and accretion		3,093,795	2,064,954
Impairment loss on mineral properties	4	457,055	-
Loss (gain) on disposition of assets		2,553	(4,249)
Loss on fair value of variable share forward contract	8	557,037	-
Gain on settlement of accounts payable		-	(10,909)
(Gain) loss on settlement of asset retirement obligations		(9,831)	32,389
Changes in operating assets and liabilities
Accounts and interest receivable		(8,088)	204,329
Inventories	3	(630,548)	638,939
Prepaid expenses and deposits		112,525	(172,454)
Accounts payable and accrued liabilities		(1,530,860)	(1,800,132)
Settlement of asset retirement obligations	9	(13,551)	(112,388)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(16,741,007)	(15,135,772)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	6,562,076	43,564
Net proceeds from debt financing	13	9,554,467	-
Due to related parties		(868)	(22,151)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		16,115,675	21,413

INVESTING ACTIVITIES
Investment in mineral rights and properties	4	(161,800)	(271,833)
Purchase of property, plant and equipment		(77,813)	(156,432)
Proceeds from disposition of assets		600	5,000
Reclamation deposits		(1,152)	(497,119)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(240,165)	(920,384)

NET CASH FLOWS		(865,497)	(16,034,743)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		14,171,807	25,015,284
CASH AND CASH EQUIVALENTS, END OF PERIOD		$13,306,310	$8,980,541

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$(142,687,039)	$-	$57,445,078
Common stock
Issued for equity financing	3,380,954	3,381	5,905,670	-	-	5,909,051
Issued for debt financing	100,000	100	174,247	-	-	174,347
Issued for exercise of stock options	455,645	456	22,045	-	-	22,501
Issued for advance royalty payment	30,304	30	34,820	-	-	34,850
Issued for bonuses	30,386	30	54,970	-	-	55,000
Stock-based compensation
Common stock issued for consulting services	438,190	439	773,119	-	-	773,558
Options issued for consulting services	-	-	64,529	-	-	64,529
Options issued for employee benefits	-	-	94,591	-	-	94,591
Warrants issued for equity financing	-	-	580,525	-	-	580,525
Amendment of debt related instruments (note 8)			(617,510)			(617,510)
Net loss for the period	-	-	-	(19,755,935)	-	(19,755,935)
Other comprehensive loss	-	-	-	-	(13,555)	(13,555)
Balance, April 30, 2014	90,467,764	$90,472	$207,133,087	$(162,442,974)	$(13,555)	$44,767,030

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the Company) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, on projects located in the United States and Paraguay.

Although planned principal operations have commenced from which significant gross revenues from uranium sales were realized for the fiscal years ended July 31, 2013 (Fiscal 2013) and 2012 (Fiscal 2012), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, more recently, on debt financing to fund ongoing operations. The Company has also relied on cash flows generated from its mining activities during Fiscal 2013 and 2012. The Company's reliance on equity and debt financings is expected to continue for the foreseeable future. Existing cash resources and available sources of financing are expected to provide sufficient funds to carry out the Company's plan of operations for the next twelve months. The Company's continuation as a going concern for a period beyond twelve months will be dependent upon its ability to obtain adequate additional financing, as the Company's operations are capital intensive and future capital expenditures are expected to be substantial. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company's ability to achieve and maintain profitability and positive cash flow from its operations. At April 30, 2014, the Company had working capital of $13.4 million and an accumulated deficit of $162.4 million.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2013. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

Exploration Stage

The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the SEC) under Industry Guide 7, through the completion of a final or bankable feasibility study for any of its uranium projects, including the Palangana Mine. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (ISR) mining, such as the Palangana Mine. As a result, and despite the fact that the Company commenced extraction of mineralized materials at the Palangana Mine in November 2010, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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
April 30, 2014
(Unaudited)

Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company's consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

NOTE 3:	INVENTORIES

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company's inventories consist of the following:

	April 30, 2014	July 31, 2013
Supplies	$27,015	$63,859
Work-in-progress	69,884	72,272
Finished goods - uranium concentrates	1,719,054	839,588
	$1,815,953	$975,719

At April 30, 2014, the total non-cash component of inventory was $358,408 (July 31, 2013: $148,722). During the three and nine months ended April 30, 2014, the Company recorded an inventory write-down to net realizable value totaling $338,101 and $730,250, respectively. No inventory write-down was recorded for the three and nine months ended April 30, 2013.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2014, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At April 30, 2014, annual maintenance payments of approximately $1,336,000 are required to maintain these mineral rights.

Mineral rights and property acquisition costs consist of the following:

	April 30, 2014	July 31, 2013
Mineral Rights and Properties, Unproven
Palangana Mine	$6,664,260	$7,045,457
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,313,250	1,313,250
Channen Project	-	428,164
Salvo Project	364,710	363,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,372,008	1,287,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	171,271	163,213
Todilto Project	166,720	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	1,080,934	1,067,148
	42,469,128	43,170,730
Accumulated Depletion	(3,209,016)	(2,278,053)
	39,260,112	40,892,677

Databases	2,405,038	2,345,038
Accumulated Amortization	(1,867,341)	(1,685,011)
	537,697	660,027

Land Use Agreements	390,155	390,155
Accumulated Amortization	(186,266)	(157,007)
	203,889	233,148
	$40,001,698	$41,785,852

During the three months ended April 30, 2014, the Company abandoned the Channen Project located in Texas with acquisition costs of $428,164, resulting in the recognition of an impairment loss of $428,164. During the nine months ended April 30, 2014, the Company abandoned a mineral property located in Colorado with acquisition costs of $28,891, resulting in the recognition of total impairment loss of $457,055. No impairment loss was recorded for the three and nine months ended April 30, 2013.

During the nine months ended April 30, 2014, the asset retirement obligations (ARO) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities and the corresponding mineral rights and properties associated with the Palangana Mine were reduced by $381,197.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a final or bankable feasibility study for any of its mineral projects. The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since the Company commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

No revenues were generated from the sale of U3O8 during the nine months ended April 30, 2014. The Palangana Mine has been the Company's sole source for the U3O8 sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company's mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company's mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Mineral property expenditures incurred by major projects are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Mineral Property Expenditures
Palangana Mine	$668,307	$756,414	$1,975,766	$3,724,668
Goliad Project	419,278	145,390	1,591,309	369,375
Burke Hollow Project	750,907	572,578	1,348,976	1,894,411
Channen Project	219	29,983	728	805,791
Anderson Project	45,290	-	172,975	74,924
Workman Creek Project	1,440	-	31,651	32,640
Slick Rock Project	10,309	29,910	61,320	116,762
Yuty Project	148,248	26,831	228,997	134,791
Coronel Oviedo Project	457,527	88,210	601,723	433,802
Other Mineral Property Expenditures	237,824	177,831	898,067	522,532
	$2,739,349	$1,827,147	$6,911,512	$8,109,696

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		April 30, 2014			July 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$7,107,717	$(550,477)	$6,557,240	$7,107,717	$(416,403)	$6,691,314
Mining Equipment	2,530,183	(1,562,347)	967,836	2,333,572	(1,227,989)	1,105,583
Vehicles	1,855,451	(1,499,832)	355,619	1,852,764	(1,334,418)	518,346
Computer Equipment	651,293	(546,205)	105,088	648,567	(495,455)	153,112
Furniture and Fixtures	182,568	(155,783)	26,785	193,013	(142,001)	51,012
Land	175,144	-	175,144	175,144	-	175,144
Leasehold Improvements	1,242	(663)	579	9,970	(9,204)	766
	$12,503,598	$(4,315,307)	$8,188,291	$12,320,747	$(3,625,470)	$8,695,277

Hobson Processing Facility

The Company acquired the Hobson Processing Facility (Hobson) as part of the acquisition of South Texas Mining Venture, L.L.P. in December 2009 and commenced processing uranium-loaded resins from the Palangana Mine in November 2010, at which point the Company began depreciating the capitalized costs of Hobson on a straight-line basis over an expected useful life of ten years. Upon further review of the Company's anticipated satellite mining activities in Texas, the expected useful life of Hobson was determined to have an estimated 12 years remaining from August 1, 2013. Accordingly, the Company began depreciating the remaining undepreciated capitalized costs of Hobson on a straight-line basis over an expected useful life of 12 years effective August 1, 2013.

NOTE 6:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and processing activities in the respective states. Reclamation deposits consist of the following:

	April 30, 2014	July 31, 2013
Palangana Mine	$3,692,076	$3,627,562
Hobson Processing Facility	1,927,218	1,910,494
Mount Lucas	391,585	472,823
Arizona	15,000	15,000
Wyoming	815	814
	6,026,694	6,026,693
Interest	15,367	14,216
	$6,042,061	$6,040,909

NOTE 7:	RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2014, the Company had transactions with certain officers and directors of the Company as follows:

•

incurred $37,176 and $110,815 (three and nine months ended April 30, 2013: $42,409 and $126,323) in general and administrative costs paid to a company controlled by a direct family member of a director and officer; and

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

•	incurred $9,000 and $27,000 (three and nine months ended April 30, 2013: $9,000 and $27,000) in consulting fees paid to a company controlled by a director of the Company.

At April 30, 2014, amounts due to related parties totaled $8,703 (July 31, 2013: $9,571). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8:	LONG-TERM DEBT

Long-Term Debt

Pursuant to an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the Amended Credit Facility), which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013 (the Credit Facility), the Company entered into a $20,000,000 senior secured credit facility with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited, under which:

•	initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013; and
•	additional funding of $10,000,000 was received by the Company upon closing of the Amended Credit Facility on March 13, 2014.

The Amended Credit Facility provides for certain amendments to the Credit Facility, which include:

•	a two-year extension of the total term from two years to four years by amendment of the maturity date from July 31, 2015 to July 31, 2017; and
•	a two-year extension of the commencement of monthly principal repayments from July 31, 2014 to July 31, 2016.

The Amended Credit Facility provides for certain additional consideration, or modifications to the consideration required under the Credit Facility, required by the Company, as follows:

•	a one-time extension fee payable by the issuance of 100,000 shares of common stock of the Company;
•	an annual extension fee of $50,000 payable in cash and due on July 31, 2015 and 2016, provided a principal balance remains outstanding, if any, on such dates;
•

issuance of annual bonus shares payable in shares of common stock of the Company and due on August 1, 2015 and 2016, calculated at 4.5% of the principal balance outstanding, if any, on such dates. Price per share will be determined on a basis of a 10% discount to the five trading-day, volume-weighted average closing price of the Company's shares at that time; and

•

a two-year extension from three to five years of the bonus warrants previously issued under the Credit Facility comprised of 2,600,000 share purchase warrants (the Bonus Warrants), each warrant exercisable for one share of common stock of the Company at a price of $2.50 per share until expiry on July 30, 2016, extended to July 30, 2018. These bonus warrants remain subject to accelerated expiry whereby, upon notification by the Company, the warrant holders will have 30 days to exercise should the 30 trading-day, volume-weighted average closing price of the Company's shares equal or exceed $5.00.

The incremental value associated with the two-year extension of the bonus warrants was valued using the Black-Scholes option pricing model with the following assumptions.

Expected Life in Years	4.38
Expected Annual Volatility	63.98%
Expected Risk Free Interest Rate	1.285%
Expected Dividend Yield	0.00%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

The long-term debt components of the original Credit Facility and the subsequent Amended Credit Facility consist of the following:

	April 30, 2014	July 31, 2013
Principal amount	$20,000,000	$10,000,000

Discount on long-term debt - cash
Payments to lenders for fees and expenses	(621,110)	(594,054)
Net proceeds received	19,378,890	9,405,946
Discount on long-term debt - non-cash
Allocated fair value of bonus shares	(749,473)	(1,065,400)
Allocated fair value of bonus warrants	(936,327)	(1,237,910)
Allocated fair value of extension fee shares	(174,347)	-
Accrued annual fees	(150,000)	(150,000)
	(2,010,147)	(2,453,310)
Discount on long-term debt	(2,631,257)	(3,047,364)
Long-term debt, net of discount	17,368,743	6,952,636
Accumulated amortization of debt discount	1,045,094	4,583
	$18,413,837	$6,957,219

For the three and nine months ended April 30, 2014, the amortization of debt discount totaled $143,856 and $1,040,511, respectively, which were recorded as interest expense and included in the consolidated statements of operations.

The aggregate maturities of long-term debt based on principal amounts outstanding at April 30, 2014 are as follows:

Fiscal 2014	$-
Fiscal 2015	-
Fiscal 2016	1,666,667
Fiscal 2017	18,333,333
Total	$20,000,000

Variable Share Forward Contract

Pursuant to the Credit Facility, the Company issued bonus shares with a total value of $900,000, comprised initially of 407,239 shares of the Company issued at a price of $2.21 per share (the Bonus Shares). The Bonus Shares are held and will remain in escrow until the final number of shares are determined on July 30, 2014 (the Settlement Date) based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company's shares as calculated on the Settlement Date (the Final Share Price).

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

Assuming a Settlement Date of April 30, 2014, the adjustment in the number of shares issuable and the resulting fair value of the variable share forward contract is presented below:

July 31, 2013
Number of shares issued	407,239
Variable share forward contract	$-

April 30, 2014
Number of shares issuable	927,835
Adjustment in number of shares issuable	520,596
Share price at April 30, 2014	$1.07
Variable share forward contract	$557,037

As a result, the Company recorded a loss on fair value of variable share forward contract of $288,436 and $557,037 in its consolidated statements of operations for the three and nine months ended April 30, 2014.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations (ARO) relate to site restoration for the Hobson Processing Facility, Palangana Mine and Mt. Lucas assumed as part of the STMV Acquisition.

	April 30, 2014	July 31, 2013
Opening balance	$4,078,080	$3,112,374
Revision in estimate of asset retirement obligations	(381,197)	435,758
Additions of asset retirement obligations	-	435,004
Liabilities settled with cash	(23,382)	(109,916)
Accretion	216,136	204,860
	3,889,637	4,078,080
Less: current portion of asset retirement obligations	-	(836,073)
Long-term asset retirement obligations	$3,889,637	$3,242,007

	April 30, 2014	July 31, 2013
Undiscounted amount of estimated cash flows	$6,382,549	$5,975,265

Payable in years	2.5 to 12	2.5 to 12
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

On May 2, 2014, the Texas Commission on Environmental Quality, upon receiving concurrence from the U.S. Nuclear Regulatory Commission, approved the Company's application for release of the Mt. Lucas site to unrestricted use, thereby officially completing the Mt. Lucas reclamation project. As a result, the Company derecognized the remaining ARO liabilities of $11,236 associated with Mt. Lucas and recorded a gain on settlement of ARO on the consolidated statement of operations for the three months ended April 30, 2014.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Undiscounted estimated cash flow for the next five years
July 31, 2014	$-
July 31, 2015	681,655
July 31, 2016	-
July 31, 2017	940,161
July 31, 2018	635,932
Remaining balance	4,124,801
$6,382,549

NOTE 10:	CAPITAL STOCK

Capital Stock

At April 30, 2014, the Company's capital stock was 750,000,000 authorized shares of common stock with a par value of $0.001 per share.

Equity Financing

On October 23, 2013, the Company completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7,100,003 pursuant to a prospectus supplement to the Company's effective shelf registration statement on Form S-3 previously filed with the SEC. Each unit is comprised of one share of common stock of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of common stock of the Company.

The shares were valued at the Company's closing price of $1.89 at October 23, 2013, and the share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

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
$6,489,576

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

The Company previously filed a Form S-3 Shelf Registration Statement effective September 2, 2011 (the Shelf) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $50 million. A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company's shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company's shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). The Company filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, the Company filed a prospectus supplement providing for the public offer and sale of the Company's shares having an aggregate offering price of up to $18.7 million through one or more at-the-market offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the Sales Agreement). At April 30, 2014, no public offer or sale of the Company's shares was completed under the Sales Agreement.

During the nine months ended April 30, 2014, the Company filed a second Form S-3 Shelf Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

Share Transactions

	Number of	Value per Share
Period / Description				Issuance Value
	Shares	Low	High
Balance, July 31, 2013	86,032,285
Equity Financing	3,380,954	$1.75	$1.75	5,909,051
Options Exercised	67,803	0.33	0.33	22,501
Service Agreements	130,239	2.10	2.41	290,552
Balance, October 31, 2013	89,611,281
Service Agreements	151,060	1.69	1.88	266,366
Share Bonuses	30,386	1.81	1.81	55,000
Balance, January 31, 2014	89,792,727
Service Agreements	156,891	1.06	1.88	216,640
Extension Fees for Debt Amendment	100,000	1.74	1.74	174,347
Advance Royalty for Workman Creek	30,304	1.15	1.15	34,850
Options Exercised(1)	387,842	0.33	0.45	-
Balance, April 30, 2014	90,467,764

(1) 631,250 options were exercised on a cashless basis resulting in 387,842 net shares issued.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

Share Purchase Warrants

During the three months ended April 30, 2014, in accordance with the terms of the Amended Credit Facility, the expiry date of the Bonus Warrants was extended by two years from July 30, 2016 to July 30, 2018. The Bonus Warrants are comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of common stock of the Company at a price of $2.50 per share. Refer to Note 8: Long-Term Debt.

A summary of warrants outstanding and exercisable at April 30, 2014 is presented below:

Weighted Average	Number of Warrants		Weighted Average
Exercise Price	Outstanding	Expiry Date	Remaining Contractual
			Life (Years)
$1.00	500,000	March 1, 2016	1.84
1.95	50,000	July 23, 2014	0.23
2.50	2,600,000	July 30, 2018	4.25
2.60	1,859,524	October 23, 2016	2.48
$2.38	5,009,524		3.31

Stock Options

At April 30, 2014, the Company has one stock option plan, the 2013 Stock Incentive Plan (the 2013 Plan). The 2013 Plan includes 8,905,128 shares that may be issued pursuant to options previously granted under the Company's prior stock option plans and 2,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2013 Plan. The 2013 Plan supersedes and replaces each of the Company's prior stock option plans, being the 2006 Stock Option Plan and the 2009 Stock Option Plan, such that no further shares are issuable under either of such plans.

During the nine months ended April 30, 2014, the Company did not grant any stock options under the 2013 Plan.

A continuity schedule of outstanding stock options for the underlying common shares at April 30, 2014, and the changes during the period, is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2013	8,966,189	$2.02	5.72
Exercised	(67,803)	0.33	1.19
Expired	(3,900)	10.26	-
Forfeited	(75,000)	3.12	2.17
Balance, October 31, 2013	8,819,486	2.02	5.53
Expired	(30,850)	4.11	-
Balance, January 31, 2014	8,788,636	2.01	5.32
Exercised	(631,250)	0.42	2.95
Forfeited	(97,250)	3.95	6.73
Balance, April 30, 2014	8,060,136	$2.11	5.23

In Fiscal 2012, as a result of the acquisition of Cue Resources Ltd. (Cue) effective March 30, 2012, the Company issued the following options, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company's Stock Option Plans, in exchange for Cue stock options and broker options:

•

stock options to purchase 48,748 shares of the Company exercisable at prices ranging from $5.13 to $23.08 per share with expiration date from July 15, 2013 to August 3, 2016. As at April 30, 2014, stock options to purchase 13,650 shares of the Company expired unexercised, and stock options to purchase 35,098 shares of the Company remained outstanding and are included in the above continuity schedule of outstanding stock options; and

•	broker options to purchase 38,773 shares of the Company exercisable at a price of $3.59 per share, which expired on November 10, 2012.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at April 30, 2014 was estimated at $1,345,966 (vested: $1,345,966 and unvested: $Nil).

At April 30, 2014, unrecognized compensation cost related to non-vested stock options granted under the Company's 2013 Plan was $50,205, which is expected to be recognized over 1.08 years.

A summary of options outstanding and exercisable at April 30, 2014 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	April 30, 2014	Exercise Price	April 30, 2014	Exercise Price
$0.33 to $0.70	2,016,038	$0.41	2,016,038	$0.41
$0.71 to $2.45	3,809,000	2.37	3,730,250	2.37
$2.46 to $6.05 (2)	2,235,098	3.21	2,134,267	3.21
	8,060,136	$2.11	7,880,555	$2.10

(2) Options include 35,098 options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company's 2013 Plan.

Stock-Based Compensation

A summary of stock-based compensation expense for the three and nine months ended April 30, 2014 and 2013 is presented below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Stock-Based Consulting Fees
Common stock issued for consulting services	$216,640	$-	$773,558	$190,500
Options issued to consultants	(9,189)	(12,379)	64,529	258,109
	207,451	(12,379)	838,087	448,609
Stock-Based Management Fees
Common stock issued for bonuses	-	-	55,000	-
	-	-	55,000	-
Stock-Based Wages and Benefits
Options issued to employees	26,018	92,566	94,591	361,018
	26,018	92,566	94,591	361,018

Stock-based compensation charged to inventory	(1,596)	(10,229)	(4,239)	(52,318)
	$231,873	$69,958	$983,439	$757,309

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 11:	LOSS PER SHARE

The following table reconciles weighted average number of shares used in the computation of basic and diluted loss per share for the three and nine months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Numerator
Net Loss for the Period	$(6,697,107)	$(3,900,045)	$(19,755,935)	$(16,785,878)

Denominator
Basic Weighted Average Number of Shares	89,924,411	85,496,171	88,666,564	85,318,871
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	89,924,411	85,496,171	88,666,564	85,318,871

Net Loss per Share, Basic and Diluted	$(0.07)	$(0.05)	$(0.22)	$(0.20)

For the three and nine months ended April 30, 2014 and 2013, all outstanding options and share purchase warrants were excluded from the computation of diluted loss per share since losses were reported by the Company during these periods and their effects would be anti-dilutive.

NOTE 12:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As at April 30, 2014, long-term assets located in the U.S. totaled $41,295,155, or 76% of the Company's total long-term assets of $54,420,624.

The table below provides a breakdown of the Company's long-term assets by geographic segments:

	April 30, 2014
Balance Sheet Items	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$188,574	$-	$-	$-	$-	$188,574
Mineral Rights and Properties	15,060,958	10,796,902	1,063,283	-	13,080,555	40,001,698
Property, Plant and Equipment	8,142,634	-	743	16,736	28,178	8,188,291
Reclamation Deposits	6,026,246	15,000	815	-	-	6,042,061
Total Long-Term Assets	$29,418,412	$10,811,902	$1,064,841	$16,736	$13,108,733	$54,420,624

	July 31, 2013
Balance Sheet Items	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$200,141	$-	$-	$-	$-	$200,141
Mineral Rights and Properties	16,911,826	10,712,052	1,081,419	-	13,080,555	41,785,852
Property, Plant and Equipment	8,597,774	4,297	24,459	34,840	33,907	8,695,277
Reclamation Deposits	6,025,095	15,000	814	-	-	6,040,909
Total Long-Term Assets	$31,734,836	$10,731,349	$1,106,692	$34,840	$13,114,462	$56,722,179

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

The tables below provide a breakdown of the Company's operating results by geographic segments. All intercompany transactions have been eliminated.

		Three Months Ended April 30, 2014
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	338,101	-	-	-	-	338,101
Mineral property expenditures	2,060,823	49,218	23,533	-	605,775	2,739,349
General and administrative	993,390	37,501	12,751	776,584	(11,831)	1,808,395
Depreciation, amortization and accretion	568,521	-	780	4,713	3,031	577,045
Impairment loss on mineral property	428,164	-	-	-	-	428,164
	4,388,999	86,719	37,064	781,297	596,975	5,891,054
Loss from operations	(4,388,999)	(86,719)	(37,064)	(781,297)	(596,975)	(5,891,054)

Other (income) and expenses	801,086	5,020	-	(36)	(17)	806,053
Net loss for the period	$(5,190,085)	$(91,739)	$(37,064)	$(781,261)	$(596,958)	$(6,697,107)

	Three Months Ended April 30, 2013
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$2,789,325	$-	$-	$-	$-	$2,789,325

Costs and Expenses:
Cost of sales	2,271,267	-	-	-	-	2,271,267
Mineral property expenditures	1,595,302	505	116,299	-	115,041	1,827,147
General and administrative	1,160,988	31,478	38,742	1,015,870	(2,396)	2,244,682
Depreciation, amortization and accretion	324,844	758	6,950	9,458	2,970	344,980
	5,352,401	32,741	161,991	1,025,328	115,615	6,688,076
Loss from operations	(2,563,076)	(32,741)	(161,991)	(1,025,328)	(115,615)	(3,898,751)

Other (income) and expenses	(3,642)	5,020	-	(80)	(4)	1,294
Net loss for the period	$(2,559,434)	$(37,761)	$(161,991)	$(1,025,248)	$(115,611)	$(3,900,045)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

	Nine Months Ended April 30, 2014
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	730,250	-	-	-	-	730,250
Mineral property expenditures	5,676,286	230,749	173,757	-	830,720	6,911,512
General and administrative	4,165,060	182,147	77,714	2,766,689	5,054	7,196,664
Depreciation, amortization and accretion	1,729,640	758	6,690	19,944	8,973	1,766,005
Impairment loss on mineral property	428,164	-	28,891	-	-	457,055
	12,729,400	413,654	287,052	2,786,633	844,747	17,061,486
Loss from operations	(12,729,400)	(413,654)	(287,052)	(2,786,633)	(844,747)	(17,061,486)

Other (income) and expenses	2,676,947	15,398	-	2,154	(50)	2,694,449
Net loss for the period	$(15,406,347)	$(429,052)	$(287,052)	$(2,788,787)	$(844,697)	$(19,755,935)

	Nine Months Ended April 30, 2013
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$7,046,325	$-	$-	$-	$-	$7,046,325

Costs and Expenses:
Cost of sales	6,225,661	-	-	-	-	6,225,661
Mineral property expenditures	7,049,924	126,655	364,524	-	568,593	8,109,696
General and administrative	4,610,551	106,266	127,265	3,432,314	887	8,277,283
Depreciation, amortization and accretion	1,146,764	2,275	26,819	31,820	8,885	1,216,563
	19,032,900	235,196	518,608	3,464,134	578,365	23,829,203
Loss from operations	(11,986,575)	(235,196)	(518,608)	(3,464,134)	(578,365)	(16,782,878)

Other (income) and expenses	(2,352)	16,319	-	(43)	(10,924)	3,000
Net loss for the period	$(11,984,223)	$(251,515)	$(518,608)	$(3,464,091)	$(567,441)	$(16,785,878)

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2014, the Company issued 438,190 restricted shares with a fair value of $773,558 for various consulting services.

During the nine months ended April 30, 2014, the Company issued 30,386 restricted shares with a fair value of $55,000 to two of the Company's directors as bonuses.

In connection with the debt financing in July 2013 and the first draw-down of $10 million in gross proceeds, the Company incurred debt financing costs of $418,477 which were included in accounts payable and accrued liabilities at July 31, 2013 and subsequently paid during the nine months ended April 30, 2014.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

NOTE 14:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $20,448. Office lease agreements expire between August 2014 to January 2016 for the United States and Canada.

The aggregate minimum payments over the next five years are as follows:

July 31, 2014	$61,347
July 31, 2015	230,876
July 31, 2016	38,798
$331,021

The Company is committed to pay its key executives a total of $510,547 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price will be based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract. During Fiscal 2013, the Company fulfilled its second-year delivery obligation in full and third-year delivery obligation in part under this contract. During the nine months ended April 30, 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company.

On or about March 9, 2011, the Texas Commission on Environmental Quality (the TCEQ) granted the Company's applications for a Class III injection well, Production Area Authorization and Aquifer Exemption permits for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the EPA) concurred with the TCEQ issuance of the Aquifer Exemption permit (the AE). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. The petitioners' appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. The Company has, since inception, successfully intervened as a party. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the Fifth Circuit) to appeal the EPA's decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted by the court. The parties are attempting to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties have jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court; which was approved by the State District Court on or about August 21, 2013. The EPA filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA's request, the Fifth Circuit extended the EPA's time period for review, and, in addition, during that same time period, the Company conducted a joint groundwater survey of the site, the result of which reaffirm the Company's previously filed groundwater direction studies. The Company continues to believe that the pending appeals are without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014
(Unaudited)

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the Plaintiffs) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs' equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. The court dismissed several claims set forth in the Plaintiffs' initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the complaint, finding that the pleading met the minimal pleading requirements under the applicable rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs' remaining claims and intends to vigorously defend against any and all remaining claims asserted under this lawsuit. The parties have exchanged preliminary disclosure statements, and formal discovery has commenced. The Company continues to believe that this lawsuit is without merit.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of financial condition and results of operations of the Company (MD&A) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in the reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2014 and the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2013 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to Item 1A. Risk Factors under Part II - Other Information.

INTRODUCTION

This MD&A is focused on material changes in our financial condition from July 31, 2013, our most recent year-end, to April 30, 2014 and our results of operations for the three and nine months ended April 30, 2014 and 2013, and should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

BUSINESS

We operate in a single reportable segment and since 2004, as more fully described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (ISR) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of triuranium octoxide (U3O8), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.

The Hobson Processing Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, providing for the capacity to process material from a number of ISR mines. We utilize a hub-and-spoke strategy in South Texas whereby the Hobson Processing Facility acts as our central uranium processing site (the hub) for the Palangana Mine and for future satellite ISR mines, such as our Goliad Project, (the spokes) located within the South Texas Uranium Belt.

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

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during the nine months ended April 30, 2014, while any further pre-extraction expenditures were deferred, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices.

MINERAL RIGHTS AND PROPERTIES

The following is a summary of significant activities by project for the nine months ended April 30, 2014:

Texas: Palangana Mine

During the nine months ended April 30, 2014, as a result of our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine and uranium processing at the Hobson Processing Facility began to operate at a reduced pace, while any further pre-extraction expenditures relating to existing wellfields were deferred, in order to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices.

The Mine Permit and Aquifer Exemption amendment applications for future wellfields PAA-4, 5 and 6 are in the final stages of technical review by the Texas Commission on Environmental Quality (TCEQ). The Radioactive Material License amendment application for PAA-4 and 6 is also in the final stages of technical review by the TCEQ. Preparation of Production Area Authorization applications for PAA-5 and 6 are expected to begin upon completion of these amendment applications.

At PAA-4, all requests for additional information by the TCEQ have been submitted for the Production Area Authorization permit and the technical review is complete.

Texas: Goliad Project

A three-phase electrical power system for the fully-permitted Goliad Project and a large caliche site pad for the main plant complex and disposal well have been constructed. During the nine months ended April 30, 2014, long-lead items including processing equipment and supplies for the construction of the satellite facility and wellfield were received.

Texas: Burke Hollow Project

During the nine months ended April 30, 2014, 101 exploration holes totaling 48,385 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 220 feet to a maximum 1,100 feet, with an average depth of 479 feet. At April 30, 2014, a total of 395 exploration holes totaling 188,065 feet have been drilled to depths ranging from a minimum 160 feet to a maximum 1,100 feet, with an average depth of 476 feet.

At April 30, 2014, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. Six new regional baseline monitor wells were installed to complete the preoperational groundwater characterization program, with no additional monitor wells expected for this project. A waste disposal well feasibility study was completed for this project and two disposal well applications are being prepared for filing with the TCEQ. The Mine Area application was submitted to the TCEQ in April 2014 and is currently under administrative review. The Radioactive Material License application continues to be developed and is expected to be submitted in the fourth quarter of fiscal 2014.

Arizona: Anderson Project

Historic and recent drilling results are being reviewed for future exploration/delineation activities in the Anderson Project. Permitting plans and a Preliminary Economic Assessment are also being developed.

Colorado: Slick Rock Project

A Preliminary Economic Assessment for the Slick Rock Project was completed in April 2014 prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Rights of the Canadian Securities Administrators (NI 43-101) and based on mineralized materials identified in an NI 43-101 Technical Report completed in February 2013.

Paraguay: Yuty and Coronel Oviedo Projects

Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Yuty Project. In February 2014, a radon extraction survey was completed at the Coronel Oviedo Project along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization.

RESULTS OF OPERATIONS

For the three and nine months ended April 30, 2014, we recorded a net loss of $6,697,107 ($0.07 per share) and $19,755,935 ($0.22 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2014 were $5,891,054,and $17,061,486, respectively.

For the three and nine months ended April 30, 2013, we recorded a net loss of $3,900,045 ($0.05 per share) and $16,785,878 ($0.20 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2013 were $6,688,076 and $23,829,203, respectively.

Uranium Extraction Activities

During the three and nine months ended April 30, 2014, there were no sales of U3O8 completed. For the three and nine months ended April 30, 2013, sales of uranium concentrates totaled 70,000 and 170,000 pounds generating revenue of $2,789,325 and $7,046,325, respectively. Corresponding cost of sales were $2,271,267 and $6,225,661, respectively.

Cost of sales for U3O8 is determined using the average cost per pound in inventory at the end of the month prior to the month in which the sale occurs, plus royalty obligations and other direct selling costs.

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment. During the nine months ended April 30, 2014, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine and uranium processing at the Hobson Facility began to operate at a reduced pace, while any further pre-extraction expenditures relating to existing wellfields were deferred, in order to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. While we remain in this state of operational readiness, uranium extraction expenditures directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to our consolidated statement of operations.

As a result of the above, pounds of U3O8 extracted from the Palangana Mine and processed at the Hobson Facility have both decreased significantly. During the three and nine months ended April 30, 2014, the Palangana Mine extracted 9,000 and 36,000 pounds of U3O8, respectively, while the Hobson Facility processed 9,000 and 37,000 pounds of U3O8, respectively. During the three and nine months ended April 30, 2013, the Palangana Mine extracted 69,000 and 146,000 pounds of U3O8, respectively, while the Hobson Facility processed 71,000 and 154,000 pounds of U3O8, respectively.

At April 30, 2014, we had a total of 64,000 pounds of U3O8 available for sale in inventory. The total value of inventories was $1,815,953, of which $1,719,054 (95%) represents the value of finished goods of U3O8, $69,884 (4%) represents the value of work-in-progress and $27,015 (1%) represents the value of supplies. The cash component of the total value of inventories was $1,457,545 and the non-cash component of the total value of inventory was $358,408. At October 31, 2013, a write-down of inventory of $392,149 was recorded to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $34 per pound at October 31, 2013, less estimated royalties. At April 30, 2014, a further write-down of inventory of $338,101 was recorded to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $30 per pound at April 30, 2014, less estimated royalties.

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

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management's decision-making process.

Costs and Expenses

During the three and nine months ended April 30, 2014, costs and expenses totaled $5,891,054 and $17,061,486, respectively, comprised of inventory write-down of $338,101 and $730,250, mineral property expenditures of $2,739,349 and $6,911,512, general and administrative of $1,808,395and $7,196,664, depreciation, amortization and accretion of $577,045 and $1,766,005 and impairment loss on mineral properties of $428,164 and $457,055, respectively. During the three and nine months ended April 30, 2014, no sales of U3O8 were generated therefore no corresponding cost of sales were recorded.

During the three and nine months ended April 30, 2013, costs and expenses totaled $6,688,076 and $23,829,203, respectively, comprised of cost of sales of $2,271,267 and $6,225,661, mineral property expenditures of $1,827,147 and $8,109,696, general and administrative of $2,244,682 and $8,277,283 and depreciation, amortization and accretion of $344,980 and $1,216,563, respectively. During the three and nine months ended April 30, 2013, no inventory write-down or impairment loss was recorded.

Mineral Property Expenditures

During the three and nine months ended April 30, 2014, mineral property expenditures totaled $2,739,349 and $6,911,512, respectively. These amounts include expenditures relating to permitting, property maintenance, exploration, pre-extraction and other related activities on the Company's uranium projects. For the three and nine months ended April 30, 2014, these amounts include uranium extraction expenditures directly related to maintaining operational readiness of $725,588 and $2,006,954, respectively.

During the three and nine months ended April 30, 2013, mineral property expenditures totaled $1,827,147 and $8,109,696, respectively. For the three and nine months ended April 30, 2013, no uranium extraction expenditures directly related to maintaining operational readiness were included in mineral property expenditures.

The following table is a summary of the mineral property expenditures incurred on the Company's uranium projects during the three and nine months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Mineral Property Expenditures
Palangana Mine	$668,307	$756,414	$1,975,766	$3,724,668
Goliad Project	419,278	145,390	1,591,309	369,375
Burke Hollow Project	750,907	572,578	1,348,976	1,894,411
Channen Project	219	29,983	728	805,791
Anderson Project	45,290	-	172,975	74,924
Workman Creek Project	1,440	-	31,651	32,640
Slick Rock Project	10,309	29,910	61,320	116,762
Yuty Project	148,248	26,831	228,997	134,791
Coronel Oviedo Project	457,527	88,210	601,723	433,802
Other Mineral Property Expenditures	237,824	177,831	898,067	522,532
	$2,739,349	$1,827,147	$6,911,512	$8,109,696

General and Administrative

During the three and nine months ended April 30, 2014, general and administrative expenses totaled $1,808,395 and $7,196,664 (three and nine months ended April 30, 2013: $2,244,682 and $8,277,283), respectively.

The following summary provides a discussion of the major expense categories, including salaries, management and consulting fees; office, investor relations, communications and travel; professional fees; and stock-based compensation, including analyses of the factors that caused any significant variances compared to the same period last year:

•

For the three and nine months ended April 30, 2014, salaries, management and consulting fees totaled $527,554 and $2,748,764 which decreased by $262,644 and $338,061, respectively, compared with $790,198 and $3,086,825, respectively, for the three and nine months ended April 30, 2013. These decreases were primarily the result of changes in the Company's personnel including a reduction in its labor force;

•

For the three and nine months ended April 30, 2014, office, investor relations, communication and travel expenses totaled $733,072 and $2,316,398 which decreased by $342,356 and $1,186,656, respectively, compared with $1,075,428 and $3,503,054, respectively, for the three and nine months ended April 30, 2013. These decreases were primarily the result of our continuing efforts to control and reduce our costs overall;

•

For the three months ended April 30, 2014, professional fees totaled $315,897 which was consistent with $309,098 for the three months ended April 30, 2013. For the nine months ended April 30, 2014, professional fees totaled $1,148,064, which increased by $217,969 compared with $930,095 for the nine months ended April 30, 2013. This increase was primarily the result of increased professional fees relating to our regulatory filings and existing legal proceedings; and

•

For the three and nine months ended April 30, 2014, stock-based compensation totaled $231,872 and $983,438 which increased by $161,914 and $226,129, respectively, compared with $69,958 and $757,309, respectively, for the three and nine months ended April 30, 2013. These increases were primarily the result of an increase in common stock issued for consulting services as a result of our continuing efforts to control and reduce our cash outlay, partially offset by a decrease in the number of stock options granted to employees and consultants.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2014, depreciation, amortization and accretion totaled $577,045 and $1,766,005 which increased by $232,065 and $549,442, respectively, compared with $344,980 and $1,216,563, respectively, for the three and nine months ended April 30, 2013. These increases were primarily the result of recording depreciation, amortization and accretion directly related to maintaining operational readiness. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During the three months ended April 30, 2014, the Company abandoned the Channen Project located in Texas with acquisition costs of $428,164, resulting in the recognition of an impairment loss of $428,164. During the nine months ended April 30, 2014, the Company abandoned a mineral property located in Colorado with acquisition costs of $28,891, resulting in the recognition of total impairment loss of $457,055. No impairment loss was recorded for the three and nine months ended April 30, 2013.

Other Income (Expenses)

During the three and nine months ended April 30, 2014, other expenses totaled $806,053 and $2,694,449 which increased by $804,759 and $2,691,449, respectively, compared with $1,294 and $3,000, respectively, during the three and nine months ended April 30, 2013.

Interest and Finance Costs

During the three and nine months ended April 30, 2014, interest and finance costs totaled $535,802 and $2,165,337 which increased by $530,782 and $2,149,018, respectively, compared with $5,020 and $16,319, respectively, for the three and nine months ended April 30, 2013. For the three and nine months ended April 30, 2014, interest and finance costs were comprised of, respectively, amortization of deferred financing costs of $36,927 and $146,095, amortization of debt discount of $143,856 and $1,040,511, interest and standby fees of $350,000 and $963,333 paid on long-term debt, and accrued interest of $5,019 and $15,398 on liquidated damages relating to an existing lawsuit.

During the three and nine months ended April 30, 2013, interest and finance costs of $5,020 and $16,319, respectively, were comprised of accrued interest on liquidated damages relating to an existing lawsuit.

Loss on Fair Value of Variable Share Forward Contract

During the three and nine months ended April 30, 2014, loss on fair value of variable share forward contract totaled $288,436 and $557,037 (three and nine months ended April 30, 2013: $Nil and $Nil). Refer to Note 8: Long-Term Debt to the condensed consolidated financial statements for the three and nine months ended April 30, 2014 for further details.

Gain on Settlement of Asset Retirement Obligations

On May 2, 2014, the Texas Commission on Environmental Quality, upon receiving concurrence from the U.S. Nuclear Regulatory Commission, approved the Company's application for release of the Mt. Lucas site to unrestricted use thereby officially completing the Mt. Lucas reclamation project. As a result, the Company derecognized the remaining ARO liabilities of $11,236 associated with Mt. Lucas and recorded a gain on settlement of ARO on the consolidated statement of operations for the three months ended April 30, 2014.

SUMMARY OF QUARTERLY RESULTS

		For the Quarters Ended
	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013

Sales	$-	$-	$-	$1,980,000
Net loss	(6,697,107)	(7,178,894)	(5,879,934)	(5,077,213)
Total comprehensive loss	(6,704,335)	(7,182,920)	(5,882,235)	(5,050,693)
Basic and diluted loss per share	(0.07)	(0.08)	(0.07)	(0.06)
Total assets	70,496,960	67,320,964	73,692,104	73,250,001

		For the Quarters Ended
	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012

Sales	$2,789,325	$2,103,750	$2,153,250	$7,517,400
Net loss	(3,900,045)	(5,588,210)	(7,297,623)	(4,753,814)
Total comprehensive loss	(3,900,279)	(5,591,888)	(7,298,104)	(4,791,400)
Basic and diluted loss per share	(0.05)	(0.06)	(0.09)	(0.06)
Total assets	67,927,245	72,188,198	76,682,464	85,143,395

LIQUIDITY AND CAPITAL RESOURCES

	April 30, 2014	July 31, 2013
Cash and cash equivalents	$13,306,310	$14,171,807
Current assets	16,076,336	16,527,822
Current liabilities	2,645,270	4,824,511
Working capital	13,431,066	11,703,311

At April 30, 2014, we had working capital of $13,431,066, an increase of $1,727,755 from our working capital of $11,703,311 at July 31, 2013. At April 30, 2014, we had $13,306,310 (July 31, 2013: $14,171,807) in cash and cash equivalents, which represented the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

Debt Financing

Pursuant to an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the Amended Credit Facility), which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013 (the Credit Facility), the Company entered into a $20,000,000 senior secured credit facility with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited, under which initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013 and additional funding of $10,000,000 was received by the Company upon closing of the Amended Credit Facility on March 13, 2014.

The Company will use the proceeds of the Credit Facility for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purpose.

Equity Financing

We previously filed a Form S-3 Shelf Registration Statement effective September 2, 2011 (the Shelf) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million.

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

A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company's shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company's shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). We filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement to the Shelf providing for the public offer and sale of the Company's shares having an aggregate offering price of up to $18.7 million through one or more at-the-market offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the Sales Agreement). At April 30, 2014, no public offer or sale of the Company's shares was completed under the Sales Agreement.

We filed a second Form S-3 Shelf Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

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

On September 5, 2013, we announced our plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at a seven-year low. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during the nine months ended April 30, 2014, while any further pre-extraction expenditures were deferred, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. We do not expect to rely on cash flows generated from our mining activities for Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

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

Our anticipated exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace of reducing our operations as originally announced on September 5, 2013, as well as broadening the scope of these reductions. Our ability to secure funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock, our ability to secure adequate financing and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•

if the weakness in the market price of uranium experienced in Fiscal 2013 continues or weakens further during Fiscal 2014, it may have a negative effect on our decision to continue with our exploration and pre- extraction activities; and

•

if the weakness in the market price of our common stock experienced in Fiscal 2013 continues or weakens further for Fiscal 2014, it would affect our ability to secure adequate financing to continue with our exploration and pre-extraction activities.

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

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2014 was $16,741,007 (nine months ended April 30, 2013: $15,135,772). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2014 was $16,115,675 (nine months ended April 30, 2013: $21,413) resulting from net cash of $6,539,575 received from the issuance of common shares from the equity financing and $22,501 received from the exercise of stock options (nine months ended April 30, 2013: $43,564 from exercise of stock options), net cash of $9,554,467 in additional funding received from the Amended Credit Facility (nine months ended April 30, 2013: $Nil) and increase in amounts due to related parties of $868 (nine months ended April 30, 2013: $22,151).

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2014 was $240,165 (nine months ended April 30, 2013: $920,384), resulting primarily from the acquisition of mineral rights and properties of $161,800 (nine months ended April 30, 2013: $271,833), purchase of property, plant and equipment of $77,813 (nine months ended April 30, 2013: $156,432) and an increase of reclamation deposits of $1,152 (nine months ended April 30, 2013: $497,119).

Stock Options and Warrants

At April 30, 2014, the Company had stock options outstanding to purchase 8,060,136 shares and share purchase warrants outstanding to purchase 5,009,524 shares. The outstanding stock options have a weighted average exercise price of $2.11 per share and the outstanding warrants have a weighted average exercise price of $2.38 per share. At April 30, 2014, outstanding stock options and warrants totaled 13,069,660 shares issuable for gross proceeds of approximately $28,961,000 should these options and warrants be exercised in full. At April 30, 2014, outstanding in-the-money stock options and warrants totaled 2,566,038 shares issuable for gross proceeds of approximately $1,365,000 should these options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and there is no assurance that any of these stock options or warrants will be exercised in the future.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

During the three and nine months ended April 30, 2014, the Company had transactions with certain officers and directors of the Company as follows:

•

incurred $37,176 and $110,815 (three and nine months ended April 30, 2013: $42,409 and $126,323) in general and administrative costs paid to a company controlled by a direct family member of a director and officer; and

•	incurred $9,000 and $27,000 (three and nine months ended April 30, 2013: $9,000 and $27,000) in consulting fees paid to a company controlled by a director of the Company.

At April 30, 2014, amounts due to related parties totaled $8,703 (July 31, 2013: $9,571). These amounts are unsecured, non-interest bearing and due on demand.

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

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are disclosed in Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Refer to Critical Accounting Policies under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

On or about March 9, 2011, the Texas Commission on Environmental Quality (the TCEQ) granted the Company's applications for a Class III injection well, Production Area Authorization and Aquifer Exemption permits for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the EPA) concurred with the TCEQ issuance of the Aquifer Exemption permit (the AE). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. The petitioners' appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. The Company has, since inception, successfully intervened as a party. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the Fifth Circuit) to appeal the EPA's decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted by the court. The parties are attempting to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties have jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court, which was approved by the State District Court on or about August 21, 2013. The EPA filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA's request, the Fifth Circuit extended the EPA's time period for review, and, in addition, during that same time period, the Company conducted a joint groundwater survey of the site, the result of which reaffirm the Company's previously filed groundwater direction studies. The Company continues to believe that the pending appeals are without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain Petitioners (the Plaintiffs) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs' equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit further alleges that the Company is contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability. In August 2012, the Company paid the liquidated damages portion of the lawsuit in full by a cash payment of $149,194 to the Plaintiffs. The court dismissed several claims set forth in the Plaintiffs' initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the complaint, finding that the pleading met the minimal pleading requirements under the applicable rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs' remaining claims and intends to vigorously defend against any and all remaining claims asserted under this lawsuit. The parties have exchanged preliminary disclosure statements, and formal discovery has commenced. The Company continues to believe that this lawsuit is without merit.

Item 1A.     Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2013 and this Form 10-Q Quarterly Report, the following list of material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating our Company, our business and the market value of our common stock. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the market price of our common stock. Refer to Forward-Looking Statements as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2013.

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

We have a history of significant negative cash flow and accumulated deficit since inception to April 30, 2014 of $162.4 million, incurring a net loss of $19.8 million for the nine months ended April 30, 2014. For Fiscal 2013, 2012 and 2011, we incurred net losses of $21.9 million, $25.1 million and $27.4 million, respectively. Although we generated revenues from sales of uranium concentrates during Fiscal 2013 and 2012 of $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from operations. Furthermore, we do not expect to achieve profitability or develop positive cash flow from operations in the near term, which may never happen. Historically, we have been reliant primarily on equity financings and, more recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

We previously filed a Form S-3 Shelf Registration Statement effective September 2, 2011 (the Shelf) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million. A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company's shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company's shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). We filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement under the Shelf providing for the public offer and sale of the Company's shares having an aggregate offering price of up to $18.7 million through one or more at-the-market offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the Sales Agreement). At April 30, 2014, no public offer or sale of the Company's shares was completed under the Sales Agreement.

Additionally, we filed a second Form S-3 Shelf Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

We also entered into an Amended and Restated Credit Agreement dated and effective March 13, 2014, which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013, which provides for a $20 million secured credit facility, pursuant to which we had drawn down $20 million in principal as of April 30, 2014.

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

Our $20 million secured credit facility, pursuant to which we had drawn down $20 million in principal as of April 30, 2014, includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness.

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

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and the enforcement by the lenders against the assets securing our indebtedness. Our credit facility is secured by our Hobson Processing Facility and the Goliad mineral leases. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

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

Success in uranium exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company's management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable uranium is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the uranium ceases to be economically recoverable. Uranium exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable uranium, in which case the uranium project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium and develop these uranium projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our uranium projects.

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

We have not established proven or probable reserves through the completion of a final or bankable feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (ISR) mining, such as the Palangana Mine. Since we commenced extraction of mineralized materials at the Palangana Mine without having established proven and probable reserves, it may result in our mining activities at the Palangana Mine, and at any future uranium projects for which proven and probable reserves are not established, being inherently riskier than other mining activities for which proven and probable reserves have been established.

We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a final or bankable feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not be in any way associated with having established or produced from proven or probable reserves.

Since we are in the Exploration Stage, pre-production expenditures including those related to pre-extraction activities are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies in the Production Stage.

Despite the fact that we commenced uranium extraction at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP) under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time we exit the Exploration Stage. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

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

The marketability of uranium concentrates extracted by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, fluctuations in the market price of uranium, governmental regulations, significant dispositions of uranium inventories by third-parties, land tenure and use, regulations concerning the importing and exporting of uranium and environmental protection regulations. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to receive an adequate return on our invested capital.

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

Due to the nature of our business, we may be subject to legal proceedings which may divert management's time and attention from our business and result in substantial damage awards.

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

The global markets have experienced significant and increased volatility in the past, resulting in liquidity problems of the asset-backed commercial paper market and a number of large financial institutions requiring government bailouts or filing for bankruptcy. The effects of these past events and any similar events in the future may continue to or further affect the global markets, which may directly affect the market price of our common stock and our accessibility for additional financing. Although this volatility may be unrelated to specific company performance, it can have an adverse effect on the market price of our shares which, historically, has fluctuated significantly and may continue to do so in the future.

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

We are authorized to issue 750,000,000 shares of common stock of which 90,467,764 shares were issued and outstanding as of April 30, 2014. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We previously filed a Form S-3 Shelf Registration Statement effective September 2, 2011 (the Shelf) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million. A total of $34.4 million of the Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company's shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company's shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). We filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the Shelf, which increased the remaining amount available under the Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement under the Shelf providing for the public offer and sale of the Company's shares having an aggregate offering price of up to $18.7 million through one or more at-the-market offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company (the Sales Agreement). At April 30, 2014, no public offer or sale of the Company's shares was completed under the Sales Agreement.

Additionally, we filed a second Form S-3 Shelf Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

We are subject to the Continued Listing Criteria of the NYSE MKT and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE MKT. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders' equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE MKT may delist the securities of any issuer if, in its opinion, the issuer's financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE MKT's listing requirements; if an issuer's common stock sells at what the NYSE MKT considers a low selling price and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended April 30, 2014, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the U.S. Securities Act):

•

On February 13, 2014, we issued 10,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.82 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On February 27, 2014, we issued an aggregate of 17,582 shares of restricted common stock to two consultants at a deemed issuance price of $1.82 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares. On the same date, we issued a further 8,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.75 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On March 6, 2014, we issued 20,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.88 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On March 13, 2014, we issued an aggregate of 100,000 shares of restricted common stock to three lenders at a deemed issuance price of $1.74 per share pursuant to the terms of an amended and restated credit agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for two of the lenders and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other lender.

•

On March 27, 2014, we issued an aggregate of 17,582 shares of restricted common stock to two consultants at a deemed issuance price of $1.82 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares. On the same date, we issued a further 8,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.38 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On April 22, 2014, we issued an aggregate of 30,304 shares of restricted common stock to two individuals at a deemed issuance price of $1.65 per share pursuant to a settlement agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect the issuance of these shares.

•

On April 24, 2014, we issued an aggregate of 47,727 shares of restricted common stock to two consultants at a deemed issuance price of $1.10 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for one of the consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other consultant. On the same date, we issued a further 20,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.25 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On April 28, 2014, we issued 8,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.06 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect the issuance of these shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (Mine Safety Act), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2014, the Company's Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: June 6, 2014

/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer (Principal
Financial Officer)
Date: June 6, 2014