Form 10-K
period 2014-07-31
URANIUM ENERGY CORP
filed 2014-10-14
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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
Yes [   ]      No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.73 on January 31, 2014) was approximately $149,790,000.

The registrant had 91,360,383 shares of common stock outstanding as of October 8, 2014.

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

  our limited operating history;
  our history of operating losses;
  our need for additional financing;
  our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;
  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;
  the potential for environmental damage;
  limits to our insurance coverage;
  the competitive environment in which we operate;
  the level of government regulation, including environmental regulation;
  changes in governmental regulation and administrative practices;
  nuclear incidents;
  the marketability of uranium concentrates;
  the competitive environment in which we operate;
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

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Uranium Energy" and the "Company" mean Uranium Energy Corp. including its wholly-owned subsidiaries and a controlled partnership; (ii) "SEC" refers to the United States Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. Effective December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P., a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc.. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. Effective May 24, 2011, we acquired a 100% in interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. Effective September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. Effective March 30, 2012, we acquired a 100% interest in Cue Resources Ltd., a formerly publicly-traded company incorporated in the Province of British Columbia, Canada.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas 78401 and 1111 West Hastings Street, Suite 320, Vancouver, British Columbia, Canada V6E 2J3.

General Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from the Palangana Mine in November 2010 to July 31, 2014, the Hobson Processing Facility has processed 560,000 pounds of U3O8. At July 31, 2014, we had no uranium supply or “off-take” agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. As a central processing site, the Hobson Processing Facility has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually, and is licensed to process up to a total of one million pounds of U3O8 annually, from our Palangana Mine and from future satellite mining activities, such as our Goliad and Burke Hollow Projects, located within the South Texas Uranium Belt.

At July 31, 2014, we held mineral rights in various stages located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. We acquired these mineral rights for the purposes of uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Many of these mineral rights are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. Specific exploration targets may be identified internally by our geological team by utilizing this prior exploration work combined with our extensive exploration database.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2014:

  a strategic plan was announced on September 5, 2013 to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. As a result, uranium extraction at Production Area Authorization (“PAA”) 1, 2 and 3 of the Palangana Mine operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium prices;
  permitting activities continued to advance at other PAAs of the Palangana Mine;
  processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels were received for the Goliad Project;
  permitting activities continued and a drill program comprised of 191 exploration holes totaling 87,105 feet was completed at the Burke Hollow Project located in Texas;
  a Preliminary Economic Assessment dated April 8, 2014 prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators, was completed for the Slick Rock Project located in Colorado;
  reclamation work for the Mount Lucas Project was completed resulting in a release to unrestricted use from the Texas Commission on Environmental Quality;
  a public offer and sale of 3,380,954 units of the Company was completed at a price of $2.10 per unit for gross proceeds of $7.1 million. Each unit was comprised of one share of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one additional share for a total 1,859,524 shares of the Company; and
  a $20,000,000 senior secured credit facility was completed pursuant to an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the “Amended Credit Facility”), which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited, under which we received initial funding of $10,000,000 upon closing of the Credit Facility on July 30, 2013 and an additional $10,000,000 upon closing of the Amended Credit Facility on March 13, 2014.

Uranium Industry Background

Nuclear generation in the United States was about 790 billion kilowatt-hours in 2013, increasing from 19.0% to 19.4% of the country’s total electrical generation compared to 2012 according to World Nuclear Association (“WNA”) data. The U.S. remains the world’s largest consumer of uranium with the WNA showing annual requirements of about 49 million pounds of U3O8.The U.S. Energy Information Administration (“EIA”) reported that only eight percent of the uranium loaded into U.S. reactors in 2013 was U.S. origin uranium, highlighting the U.S. dependency on foreign uranium. EIA data showed domestic production totaled 4.7 million pounds in 2013, up slightly from 4.2 million pounds in 2012, but still less than 10% of U.S. reactor requirements. As of July 2014, the operating U.S. reactor fleet stands at 100 reactors, with five new commercial reactors currently in various stages of construction (Vogtle 3 & 4, Summer 2 & 3 and Watts Bar 2).

Uranium production around the globe increased about 1.8% over the past year from about 151 to 154 million pounds of U3O8. About 126 million pounds or 81% of this production came from Africa, Australia, Canada and Kazakhstan according to Ux Consulting Company (“UxC”) – a uranium market information source. Kazakhstan remained the world’s largest producer, with over 58 million pounds produced or about 38% of the world’s total production. The projects in these areas are primarily controlled by five major producers, although some of their projects also involve joint ventures with other entities.

With the world’s population exceeding 7 billion people and growing, the need for electricity is rising and is an important driver for the projected long term increase in uranium demand. Planned reactor growth in countries like China, South Korea, United Arab Emirates, India, Saudi Arabia, Russia and others are testimony to the overall confidence in nuclear power to provide safe, economical, carbon free energy as part of their supply mix. In the United States, the Nuclear Regulatory Commission has received applications for 28 new reactors including the five now under construction. As of October 1, 2014, WNA shows 436 reactors operable worldwide with 71 new reactors under construction, 174 reactors planned or on order and another 301 proposed. Translated into global uranium demand, UxC projects an increase from about 173 million pounds in 2014 to almost 200 million pounds in 2020 and about 238 million pounds by 2025.

Japan’s Fukushima Daiichi accident, occurring as a result of the March 11, 2011 earthquake and subsequent tsunami, continues to have a substantial impact on the nuclear industry. While new safety programs are being implemented from Fukushima lessons learned, Japan’s nuclear fleet remains offline and is contributing to a near term oversupply condition in the uranium market. Since the event, uranium spot market prices have fallen over 60% to nine year lows from $73.00/pound to $28.50 per pound at the end of July 2014. Long-term contract (base price escalated) prices have also weakened, dropping from about $73.00 per pound into the $44.00 per pound area. The spot and long-term contract price drops have resulted in the deferral or cancellation of several large uranium projects, removing 37 million pounds of supply that was projected to be online by 2014, 36 million pounds by 2015 and 53 million pounds by 2020. We believe this trend is likely to continue absent a substantial and sustained increase in market price. Production cuts, project deferrals and cancellations further exacerbate the growing longer term gap between production and consumption and likely to increase the prospects for an eventual strong rebound in uranium prices.

World reactor requirements outlined by UxC were about 167 million pounds in 2013, exceeding the 154 million pounds of total production by about 13 million pounds. Absent new production, this disparity is expected to become more pronounced, with the gap increasing to near 49 million pounds by 2019 (UxC Uranium Market Outlook Q2-2014). While projections show the gap could be mostly filled with new production, there is question whether or not “Planned and Potential” production comes on line in accordance with expectations. So far, the gap between primary production and reactor demand is being filled with secondary market sources. This includes the U.S. DOE excess uranium inventories, enrichment underfeeding and tails re-enrichment programs as well as Russian stockpiles.

Ultimately, the forces of supply and demand will dictate the direction of future uranium pricing. In their May 31, 2014 Nuclear Market Review, TradeTech (an industry consulting, information and pricing company) reported uranium prices reached an all-time low on an inflation adjusted basis (using 1968 dollars). On a current dollar basis, uranium prices were at nine year lows in July 2014. The UxC Production Price curve shows that well over half of the world’s production cannot be mined economically with spot market prices below $30/lb. Most planned projects have costs well above $50/pound and many industry executives and analysts, including J.P. Morgan, have stated a minimum acceptable price to encourage new hard-rock production is above $75 per pound. The question of producers going forward with planned and potential production projects has become a longer term supply side issue with project cancellations and deferrals continuing to mount. In addition, a variety of producers have announced production cutbacks and development problems have been occurring in a notably large project in Canada that has already resulted in reduced production projections.

On the demand side of the equation, the EPA has recently announced new proposed rules that would require the U.S. utility industry to cut carbon emissions 30% by 2030. New U.S. reactor builds would likely be the dominant solution to meet the EPA target. The press for carbon reduction around the globe likely leaves but one viable alternative in the base load 24-7 generation category. In July, Japan’s Nuclear Regulatory Authority (“NRA”) confirmed the two Sendai reactors meet regulatory standards for restart, marking the first major step in what industry hopes is the beginning of a trend to bring most of their reactor fleet back on line. As of August 2014, the NRA had received applications for the restart of 20 reactors. Also of importance, UxC data shows steep unfilled global requirements four years out in 2018 at about 60 million pounds, almost 1/3 of world demand will require contract coverage that does not currently exist. In the U.S., almost half of the reactor requirements are unfilled in 2018 and well over half (about 32 million pounds) are unfilled in 2019. As a matter of practice, utilities typically contract for their open needs 2-4 years in advance of the requirement. In sum, we believe supply and demand factors have significant potential to force uranium prices upward.

In-Situ Recovery (ISR) Mining

We utilize in-situ recovery or ISR uranium mining for our Palangana Mine and will continue to utilize ISR mining whenever such alternative is available to conventional mining. When compared to conventional mining, ISR mining requires lower capital expenditures and has a reduced impact on the environment, as well as a shorter lead time to uranium recovery.

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

The uranium-rich solution is pumped from the ore zone to the surface and circulated through a series of ion exchange columns located at the mine site. The solution flows through resin beds inside an ion exchange column where the uranium bonds to small resin beads. As the solution exits the ion exchange column, it is mostly void of uranium and is re-circulated back to the wellfield and through the ore zone. Once the resin beads are fully-loaded with uranium, they are transported by truck to the Hobson Processing Facility and transferred to a tank for flushing with a brine solution, or elution, which strips the uranium from the resin beads. The stripped resin beads are then transported back to the mine and reused in the ion exchange columns. The uranium solution, now free from the resin, is precipitated out and concentrated into a slurry mixture and fed to a filter press to remove unwanted solids and contaminants. The slurry is then dried in a zero-emissions rotary vacuum dryer, packed in metal drums and shipped out as uranium concentrates, or yellowcake, to ConverDyn for storage and sales.

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

Hobson Processing Facility

The Hobson Processing Facility is located in Karnes County, Texas, about 100 miles northwest of Corpus Christi. It was originally licensed and constructed in 1978, serving as the hub for several satellite mining projects until 1996, and completely refurbished in 2008. On December 18, 2009, we acquired the Hobson Processing Facility as part of the acquisition of South Texas Mining Venture, L.L.P.

With a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and licensed to process up to one million pounds of U3O8annually, our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our “hub-and-spoke” strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining.

Palangana Mine

We hold various mining lease and surface use agreements generally having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 7,094-acre property located in Duval County, Texas, approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium.

On December 18, 2009, we acquired the Palangana Mine as part of the acquisition of South Texas Mining Venture, L.L.P. In November 2010, the Palangana Mine commenced uranium extraction utilizing ISR mining and in January 2011, the Hobson Processing Facility began processing resins received from the Palangana Mine.

Material Relationships Including Long-Term Delivery Contracts

We entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by us over a three-year period starting in August 2011. The sales price was based on published market price indicators at the time of delivery. During Fiscal 2012 and 2013, a total of  290,000 pounds of U3O8 were sold under this contract and during Fiscal 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company. At July 31, 2014, we had no uranium supply or “off-take” agreements in place.

Given that there are up to approximately 60 different companies as potential buyers in the uranium market, we are not substantially dependent upon any single customer to purchase the uranium extracted by us.

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

Goliad Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,862-acre property located in Goliad County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Burke Hollow Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Longhorn Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Salvo Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 5,345-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Nichols Project

We hold a mining lease and surface use agreement having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Nichols Project, a 909-acre property located in Karnes County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Channen Project

Based on the results of our exploration activities conducted on the Channen Project, it was released during Fiscal 2014.

Anderson Project

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 9,214-acre property located in Yavapai County, Arizona.

Workman Creek Project

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona, subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $100,000.

Los Cuatros Project

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona.

Slick Rock Project

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 6,773-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

Coronel Oviedo Project, Paraguay

We hold an undivided 100% interest in two prospecting permits in the Coronel Oviedo Project, a 494,000-acre property located in Paraguay, subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire one-half percent (0.5%) for $500,000 and a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) .

Yuty Project, Paraguay

We hold an undivided 100% interest in four prospecting permits in the Yuty Project, a 492,000-acre property located in Paraguay, subject to an overriding royalty payable of $0.21 for each pound of uranium produced from the property.

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

In Arizona, Colorado, New Mexico and Wyoming, our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management ("BLM") and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $155 per claim due on September 1. Our state mineral leases are registered with the applicable state. These leases provide for all mineral rights including surface access rights, subject to a production royalty of 5% in Wyoming, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $2 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only including surface access rights, subject to production royalties, for an initial term of five years and renewal for a second five-year term.

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

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (“RCT”), the Texas Commission on Environmental Quality (“TCEQ”) and the United States Environmental Protection Agency (“EPA”).

In Texas, an exploration permit is the initial permit granted by the RCT that authorizes drilling activities inside an approved exploration boundary. The permit authorizes specific drilling and plugging procedures including documentation for every borehole drilled. All documentation is submitted to the RCT on a monthly basis and every borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2014, the Company held one exploration permit in Goliad County, one exploration permit in Duval County and one exploration permit in Bee County.

Before uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2014, the Company held two Mine Area Permits, one for the Palangana Mine and another for the Goliad Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to insure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash, includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2014, the Company held RMLs for its Palangana Mine, Goliad Project and the Hobson Processing Facility.

Production Area Authorization (“PAA”) applications are also required for submission to the TCEQ to establish specific extraction areas inside the Mine Area Permit boundary. These are typically 30 to 100 acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and also establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2014, the Company held three PAA permits for its Palangana Mine and one for its Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2014, the Company held a Class I disposal well permit for its Palangana Mine, the Hobson Processing Facility and the Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA. The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy and the EPA must have granted an aquifer exemption upon the state’s request. Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA. The aquifer exemption request is submitted by the Company to the TCEQ, and once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance. At July 31, 2014, the Company held an aquifer exemption for the Palangana Mine and an aquifer exemption for the Goliad Project.

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

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources. In Texas, the TCEQ issues an exemption for those processes that meet the criteria for low to zero emission by issuing a Permit by Rule. Presently the Palangana Mine, the Hobson Processing Facility and the Goliad Project all have Permit by Rule covering air emissions.

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

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers, for the three most recently completed fiscal years.

Employees

Amir Adnani is our President and Chief Executive Officer, and Mark Katsumata is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed Executive Vice President. Harry Anthony served as our Chief Operating Officer until his resignation effective September 27, 2013, and now serves as Senior Advisor to the Company. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2014, we had 61 persons employed on a full-time basis and two individuals providing services on a contract basis.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and accumulated deficit to date. Furthermore, our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described under Item 1. Business, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction utilizing ISR for the first time at the Palangana Mine and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and accumulated deficit since inception to July 31, 2014 of $168.7 million. Although we generated revenues from sales of U3O8 during Fiscal 2013 and 2012 of $9.0million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations. No revenues from the sale of U3O8 were generatedduring Fiscal 2014 or prior to Fiscal 2012. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term. Historically, we have been reliant primarily on equity financings and, more recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad and Burke Hollow Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities on our existing uranium projects. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including continuing with our exploration and pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012, however, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Restrictive covenants in the credit agreement governing our indebtedness may restrict our ability to pursue our business strategies.

We entered into an amended and restated credit agreement dated and effective March 13, 2014, which superseded in its entirety a prior credit agreement dated and effective July 30, 2013, which provides for a $20 million secured credit facility, pursuant to which we had drawn down $20 million in principal as of July 31, 2014. The amended and restated credit agreement includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the lenders against certain key assets securing our indebtedness.

If we are unable to service our indebtedness, we could lose the assets securing our indebtedness.

Our ability to make scheduled payments of principal, interest and fees, including compliance with the restrictive covenants under our amended and restated credit agreement, will be dependent on and may change as a result of our financial condition and operating performance. If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the lenders against certain assets securing our indebtedness. Our amended and restated credit agreement is secured against the lease and related rights comprising the Hobson Processing Facility and the mineral and related rights comprising the Goliad Project. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

Our uranium extraction and sales history is limited, with our uranium extraction originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our revenues, results of operations and financial condition.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, the Palangana Mine, which has been our sole source for the U3O8 sold to generate our revenues of $9.0 million during Fiscal 2013 and $13.8 million during Fiscal 2012, with no revenues from the sale of U3O8 generated during Fiscal 2014 or prior to Fiscal 2012. During Fiscal 2014, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment and as a result, uranium extraction at the Palangana Mine operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium prices. Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to, (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or become uneconomical, and if we are unable to directly acquire or develop our existing uranium projects, such as the Goliad and Burke Hollow Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to continue generating revenues. Any one or more of these occurrences may adversely affect our results of operations and financial condition.

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

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced extraction of mineralized materials from the Palangana Mine without having established proven or probable reserves, it may result in our mining activities at the Palangana Mine, and at any future uranium projects for which proven or probable reserves are not established, being inherently riskier than other mining activities for which proven or probable reserves have been established.

We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

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

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Companies in the Production Stage as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mill and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

We have recorded estimated reclamation obligations relating to our uranium projects which may be exceeded by the actual reclamation costs when incurred in the future.

We are responsible for certain reclamation obligations in the future, primarily for the Hobson Processing Facility and the Palangana Mine, and have recorded a liability on our balance sheet to recognize such estimated reclamation costs. There is a risk, however, that the actual reclamation costs when incurred in the future will exceed the estimated amounts recorded, which will adversely affect our results of operations and financial performance.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against general commercial liability claims and certain physical assets used in our operations, subject to exclusions and limitations, however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electricity generation.

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

The global markets have experienced significant and increased volatility in the past, and have been impacted by the effects of mass sub-prime mortgage defaults and liquidity problems of the asset-backed commercial paper market, resulting in a number of large financial institutions requiring government bailouts or filing for bankruptcy. The effects of these past events and any similar events in the future may continue to or further affect the global markets, which may directly affect the market price of our common stock and our accessibility for additional financing. Although this volatility may be unrelated to specific company performance, it can have an adverse effect on the market price of our shares which, historically, has fluctuated significantly and may continue to do so in the future.

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

We are authorized to issue 750,000,000 shares of common stock of which 90,966,558 shares were issued and outstanding as of July 31, 2014. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 “Shelf” Registration Statement, which was declared effective on January 10, 2014. This “Shelf” Registration Statement provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

General

At July 31, 2014, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processed material extracted from the Palangana Mine.

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

Texas Processing Facility and Projects

The following map shows the location of our Hobson Processing Facility and main projects in Texas:

Hobson Processing Facility

Property Description and Location

The Hobson Processing Facility is a fully-licensed and permitted in-situ recovery or ISR uranium processing plant designed to process uranium-loaded resins from satellite ISR mining facilities to the final product, U3O8 or yellowcake. The Hobson Processing Facility was originally constructed in 1978 and served as a central processing site for several satellite ISR mining projects until 1996. It was completely refurbished in 2008 and on December 18, 2009, we acquired the Hobson Processing Facility through the acquisition of South Texas Mining Venture, L.L.P.

The Hobson Processing Facility is located in Karnes County, Texas on a 7.286 -acre leased tract of land, approximately one mile south of the community of Hobson and about 100 miles northwest of Corpus Christi, Texas. The surface lease of the Hobson Processing Facility is for an initial term of five years commencing May 30, 2007, and thereafter so long as uranium, thorium and other fissionable or spatially associated substances are being processed or refined without cessation of more than five consecutive years.

The Hobson Processing Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8annually, which provides for the capacity to process uranium-loaded resins from a number of satellite ISR mining facilities in South Texas. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as our central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, such as the Goliad and Burke Hollow Projects, (the “spokes”) located within the South Texas Uranium Belt.

In January 2011, the Hobson Processing Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then to July 31, 2014, the Hobson Processing Facility has processed 560,000 pounds of uranium concentrates.

Uranium Processing System

Once the uranium-loaded resin from the satellite ISR mining facility is delivered to the Hobson Processing Facility by semi-truck/trailer, the material is transferred and placed in a pressure vessel for elution which involves flushing with a brine solution. The uranium is stripped from the resin in a three-stage elution process and concentrated into a rich eluate tank, at which point the solution is analyzed for total uranium concentration. After the uranium is eluted from the resin, the resin is washed to remove excess brine solution, transferred back to the trailer and returned to the satellite ISR mining facility to again begin the cycle of capturing uranium from the wellfield, transport to the Hobson Processing Facility and subsequent elution.

The uranium-rich solution remaining at the Hobson Processing Facility after elution is agitated and chemicals are added to precipitate the uranium. In this precipitation process, sulfuric acid is added to reduce the pH to between 2 and 3. Hydrogen peroxide (“H2O2”) is then added at the rate of 0.2-0.5 pounds of H2O2 per pound of uranium while maintaining the pH of the solution between 2 and 3 using sodium hydroxide. Once the precipitation reaction is complete, the solution is allowed to set in order for the uranium to precipitate and settle to the bottom of the tank. The excess overflow is decanted to a storage tank or to the waste disposal system. All waste process solutions from the plant area report to a chemical waste storage tank and waste solutions are pumped to a Class I, non-hazardous, waste disposal well system.

The remaining material, at approximately 3-5% solids, is pumped to a filter press where the uranium is separated from the liquid. After the uranium, or yellowcake, has been filtered, fresh water is pumped through to remove the entrained salts, with the resulting liquids pumped to the fresh eluate makeup system or the waste disposal system. From the filter press, the thickened yellowcake, at 50 to 60 percent solids, is transferred to the drying package for drying and drumming. A zero-emissions vacuum dryer removes moisture from the yellowcake and a scrubber system removes these vapors from the dryer and discharges the gases to an exhaust stack. The dried yellowcake is packaged in 55 gallon drums. Each drum is weighed, cleaned, surveyed and analyzed, after which it is transferred to a temporary yellowcake storage area at the Hobson Processing Facility. Once approximately one truckload is accumulated, the drums are then shipped to a third-party storage and sales facility.

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

Mineral Titles

At July 31, 2014, there were 13 leases covering 7,094 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,006 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth lease comprised of 1,278 acres which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

Lease ownership is held by STMV, which is wholly-owned by the Company.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

Surface elevations at the Palangana Mine range from about 410 feet to 500 feet above sea level.

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

Access to Property

The Palangana Mine occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi, the largest nearby metropolitan district, is about 65 miles to the east of the Palangana Mine accessible off Texas Highway 44 toward Freer. Halfway between San Diego and Freer is a turn-off to the south called Ranch Road 3196 that runs right through the property about eight miles from the turn. The road continues southward about six miles to the town of Benavides. Access is excellent, with major two lane roads connecting the three surrounding towns and dirt secondary roads connecting to Palangana.

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

Union Carbide placed the property leases up for sale in 1980. In 1981, Chevron Corporation acquired the Union Carbide leases and conducted their own resource evaluation. After the price of uranium dropped to under US$10/lb, General Atomics acquired the property and dismantled the processing plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990’s. In 2005, Everest Exploration Inc. acquired the Palangana property and later joint ventured with Energy Metals Corp. through the formation of South Texas Mining Venture, L.L.P. (“STMV”). An independent consultant, Blackstone (2005) estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior Union Carbide leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PAA-1 and PAA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009, the remaining holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, the Company acquired 100% ownership of STMV.

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

Update to July 31, 2014

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2014, the Hobson Processing Facility has processed 560,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

1)

PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2014, an additional seven wells were drilled as part of infield drilling efforts to increase uranium recovery;

2)

PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2014, an additional two wells were drilled as part of infield drilling efforts to increase uranium recovery;

3)

PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2014, an additional five wells were drilled as part of permitting and infield drilling efforts to increase uranium recovery;

4)

Technical review of the PAA-4 production area authorization application submitted to the TCEQ in May 2013 has been completed. We drilled a total of 209 holes for mineral trend exploration and delineation and for monitor wells. All monitor wells were sampled for baseline parameters and a pumping test has been completed;

5)

Technical review of the mine area amendment application for PAA-5 submitted to the TCEQ in May 2013 has been completed. We drilled a total of 40 holes for mineral trend exploration and delineation and a monitor well; and

6)

Technical review of the mine area amendment application for PAA-6 submitted to the TCEQ in May 2013 has been completed. We drilled a total of six holes for mineral trend exploration and delineation and a monitor well.

On September 5, 2013, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during Fiscal 2014, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium prices.

As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2014. The Hobson Processing Facility processed finished goods representing 43,000 pounds of U3O8 during Fiscal 2014 (Fiscal 2013: 194,000 pounds; Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine. Based on the Company’s estimate of mineralized materials in PAA 1, 2 and 3 over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2014 was 43% (July 31, 2013: 40%; July 31, 2012: 31%).

The following table summarizes the drill holes completed by the Company during Fiscal 2014:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	7	580	550
PAA-2	2	320	320
PAA-3	5	420	348

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of the Company’s acquisition of STMV, to July 31, 2014:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	201	610	541
PAA-2	63	370	305
PAA-3	345	620	396
PAA-4	209	640	437
PAA-5	40	520	370
SW Garcia	6	620	568
Dome	56	500	355

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced extracting mineralized materials at the Palangana Mine without having established proven and probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

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

At July 31, 2014, we held 18 leases ranging in size from 14 acres to 293 acres, for a total of 1,862 acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease. The Company has amended the majority of the leases to extend the time period for an additional five years past the five-year renewal option period.

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain a Radioactive Materials License, a large area Underground Injection Control (“UIC”) Mine permit and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the Texas Railroad Commission. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.

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

In December 2010, the TCEQ approved the mine permit and the production area authorization for PAA-1 and granted the request for the designation of an Exempt Aquifer for the Company. In December 2011, a Radioactive Material License was issued by the TCEQ. All other state-level permits and authorizations have been received including a Class III Injection Well Permit (Mine Permit), two Class I Injection Well Permits (disposal well permits), a PAA for its first production area, a Permit by Rule (air permit exemption) and an aquifer exemption for which the Company received concurrence from the regional EPA.

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

The amenability testing described above was conducted on core recovered from four depth intervals from one boring. While this was a limited sampling for this property, the samples are believed to be generally representative of the characteristics of the mineralized intervals and the determined recovery ranges for these intervals is considered to be reliable. Two of the four samples tested contained approximately 0.08% cU3O8and two contained lower grades of uranium (~0.04% cU3O8). Energy Laboratories, Inc. in Casper, Wyoming, conducted the laboratory testing for this project. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the US Environmental Protection Agency, US Nuclear Regulatory Commission and the following US states: Arizona, California, Colorado, Florida, Indiana, Nevada, Oregon, South Dakota, Texas, Utah and Washington.

Update to July 31, 2014

  In May 2010, the Waste Disposal Well Permit was issued by the TCEQ;
  In April 2011, the Mine Area Permit was issued by the TCEQ;
  In April 2011, the PAA-1 Permit was issued by the TCEQ;
  In December 2011, the Radioactive Materials License was issued by the TCEQ;
  In December 2012, EPA concurrence was received for an Aquifer Exemption which was the last and final permit needed to begin uranium extraction;
  In June 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development;
  During Fiscal 2014, 34 delineation holes totaling 9,819 feet were drilled at the Goliad Project to depths ranging from a minimum of 160 feet to a maximum of 480 feet, with an average depth of 289 feet. At July 31, 2014, approximately 992 confirmation-delineation holes totaling 348,434 feet have been drilled by the Company to confirm and expand the mineralization base at the Goliad Project;
  Construction of a three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well were completed; and
  Processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels were received.

On or about March 9, 2011, the TCEQ granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted. The parties attempted to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings. The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Goliad Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Goliad Project.

Burke Hollow Project, Bee County, Texas

Property Description and Location

The Burke Hollow Project property is located in South Texas near the northeastern end of the extensive South Texas Uranium trend. The Burke Hollow project includes a 17,510-acre lease that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77, and is located northeasterly of US 181 which links with US 59 in Beeville. The nominal center of Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176. Site drilling roads are entirely composed of caliche and gravel, allowing for access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

Virtually all mining in Texas is on private lands with leases negotiated between mining companies and each individual land/mineral owner. The Burke Hollow Project consists of two leases, one lease dated February 21, 2012 comprised of 17,510 acres with Thomson-Barrow Corporation as mineral owner and Burke Hollow Corporation as surface owner, and the other dated December 15, 2012 comprised of 1,825 acres with a separate owner. The leases are paid-up leases for a primary term of five years and allow for an extension term of an additional five years and so long thereafter as uranium or other leased substances are being produced. The leases have various stipulated fees for land surface alterations, such as per well or exploration hole fees (damages). The primary lease stipulation is the royalty payments as a percentage of production. Because the leases are negotiated with a private land and mineral owners and none of the property is located on government land, some of the details of the lease information and terms are considered confidential.

There are no known environmental liabilities associated with the Burke Hollow property. UEC currently has an exploration permit for their work in Bee County from the Texas Railroad Commission.

Prior to any mining activity at the Burke Hollow Project, UEC would be required to obtain a Radioactive Materials License, a large area Underground Injection Control (“UIC”) Mine permit, and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, require a separate UIC Permit. These permits would be issued by Texas regulatory agencies.

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

Local and Property Geology

The uranium-bearing sands of the Goliad Formation at the project site occur beneath a thin layer of Lissie Formation sand, silt, clay, and gravel, which covers most of the project area with a total thickness of approximately 35 feet on the western side to approximately 70 feet thickness on the downdip eastern side of the project. The Goliad Formation underlies the Lissie, and is present at depths ranging from 35 feet to approximately 1,050 feet in depth on the eastern side of the property. UEC has determined that uranium mineralization discovered to date occurs within at least four individual sand units in the Upper Goliad at depths generally ranging from 160 feet to 500 feet.

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

At the project site the Goliad Formation is located near the surface underlying the Lissie Formation, and extends to depths exceeding 1,050 feet. Uranium mineralization occurs in multiple sand/sandstone units that are all below the saturated zone. These are the Goliad Lower A sand, the Goliad Upper B sand and the Goliad Lower B sand. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each zone is hydrologically separated by clay or silty clay beds. The uranium deposits discovered to date range from several feet to over 30 feet in thickness. The “C”-shaped configuration is typically convex in a downdip direction with tails trailing on the updip side.

Update to July 31, 2014

During Fiscal 2014, 191 exploration holes totaling 87,105 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 220 feet to a maximum 1,100 feet, with an average depth of 456 feet. At July 31, 2014, a total of 483 exploration holes totaling 224,105 feet have been drilled to depths ranging from a minimum 160 feet to a maximum of 1,100 feet, with an average depth of 461 feet.

At July 31, 2014, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. With respect to permitting, a preoperational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014. A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas. Archeology, socioeconomic and ecology studies for the project were all completed by December 2013. All preoperational groundwater, surface water, soil, sediment and vegetation samples have been collected in preparation for application submittal. The Mine Area application submitted to the TCEQ in April 2014 is administratively complete and is under technical review. The Radioactive Material License application was submitted to the TCEQ in September 2014.

A Technical Report dated February 27, 2013 for Burke Hollow, prepared in accordance with the provisions of NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. As required by NI 43-101, the Technical Report contains certain disclosure relating to inferred mineral resource estimates and an exploration target for the Company's Burke Hollow Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

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

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the search of uranium by companies such as Union 76 Oil, Urangesellschaft, Wyoming Minerals, Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., Occidental Minerals and Oklahoma Public Services. Claims staked by us, including Artillery Peak and Dry Mountain in Arizona, were staked on known uranium occurrences as shown on Arizona State publication, "Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins". As a result of the recent acquisitions of the Los Cuatros, Anderson and Workman Creek projects, the Company has increased its holdings within Arizona.

Arizona: Anderson Project

Property Location and Description

The Anderson Project is a 9,214-acre property located in Yavapai County, west-central Arizona, approximately 75 miles northwest of Phoenix and 43 miles northwest of Wickenburg (latitude 34°18'29" N and longitude 113°16'32" W, datum WGS84). The general area is situated along the northeast margin of the Date Creek Basin. The Anderson Project is located on the south side of the Santa Maria River approximately 13 miles west of State Highway 93. The Anderson Project occupies part or all of Sections 1 and 3, 9 through 16, 21 through 27, and 34 through 36 of Township 11 North, Range 10 West and portions of Sections 18, 19, and 30 of Township 11 North Range 9 West of the Gila and Salt River Base Meridian.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Anderson Project is accessed by paved, all-weather gravel and dirt roads. The property is reached by taking the Alamo Lake turnoff, located approximately 21 miles northwest of Wickenburg on Arizona State Highway 93 (Joshua Tree Parkway), then driving 0.25 miles north of mile marker 179, and then following the Alamo Road for 5.8 miles to the Pipeline Ranch Road turnoff. The road passes through the Pipeline Ranch, located in the bottom of Date Creek Wash and continues for approximately 6.3 miles to FR 7581. The Anderson Project property boundary is located 1.4 miles north on FR 7581. There are alternate dirt roads, including a 15 mile primitive road from Highway 93 over Aso Pass (2,900 ft elevation).

The Anderson Project is located in the northeast portion of the Date Creek Basin. The basin consists of low undulating terrain, centrally dissected by Date Creek Wash. The site lies along the south bank of the Santa Maria River which runs along the northern edge of the basin. Elevations above sea level are between 1,700 ft and 2,400 ft. Maximum local topographic relief at the site is approximately 700 ft.

Vegetation on the property is typical of the Sonoran Desert of central Arizona and consists predominately of Joshua trees, palo verde bushes, saguaro, cholla, ocotillo, creosote bushes and desert grasses. Fauna include: jackrabbits, rattlesnakes, roadrunners, desert tortoise, various lizards, and less common mule deer, wild burros and mules.

The alluvial valley of the Santa Maria River varies substantially in width and depth to bedrock. The volume of alluvium, and particularly the depth of the material, influences the proportion of surface flow to underflow in the river valley. The groundwater in the alluvium consists of underflow that is forced toward the surface as the depth of the alluvium decreases.

The climate is arid, with hot summers and mild winters. Annual rainfall averages 10 to 12 inches with rain showers from January through March and during summer thunderstorms. Snowfall is rare. On average, temperatures range between a low of 31°F during winter months and a high of 104°F during summer months. Temperature extremes of 10°F in winter and 120°F in summer have been recorded. The climate is favorable for year-round mining operations and requires no special operational or infrastructure provisions that relate to weather.

Various water wells exist on and near the Anderson Project that can support large-scale mining operations. There is plenty of usable land space to locate processing plants, heap leach pads, tailings storage areas, waste disposal areas and other infrastructure development associated with large-scale mining. The Anderson Project includes most of a 195 acre area designated by the BLM as “disturbed” resulting from surface mining in the 1950s. It may be possible to expedite the permitting process for future metallurgical exploration and mining activities, including waste disposal within the disturbed area.

The Anderson Project area is undeveloped with the exception of various access and drill roads and various water wells previously constructed. No utilities exist on or adjacent to the area. A transmission power line runs northwest-southeast along Highway 93, approximately 8 miles to the east; however, direct access to the power line may be obstructed by the Arrastra Mountain Wilderness and Tres Alamos Wilderness located between the power line and the Anderson Project. The construction of a power line would require routing along one of the existing road corridors, a distance of 16.2 miles to the project boundary.

The nearest town is Congress (population 1,700) located 32 road miles to the east. The nearest major housing, supply center and rail terminal is in Wickenburg (population 6,363) located approximately 43 miles from the Anderson Project by road. Phoenix (population 1.45 million), approximately 100 miles to the southeast by road, is the nearest major industrial and commercial airline terminal. Kingman (population 24,000) is located approximately 110 miles to the northwest by road. UEC’s surface rights encompass 15.4 square miles; this is sufficient for the surface structures associated with any proposed mining operation.

History

In January 1955, T.R. Anderson of Sacramento, California detected anomalous radioactivity in the vicinity of the Anderson Project using an airborne scintillometer. After a ground check revealed uranium oxide in outcrop, numerous claims were staked. The “Anderson Mine,” as the operation was known at the time, was drilled and mined by Mr. Anderson. Work between 1955 and 1959 resulted in 10,758 tons that averaged 0.15% U3O8 and 33,230 pounds U3O8 were shipped to Tuba City, Arizona for custom milling. In 1959, production stopped when the Atomic Energy Commission (AEC) ended the purchasing program.

During 1967 and 1968, Getty Oil Company (Getty) secured an option on claims in the northern portion of the Anderson Project. Some drilling and downhole gamma logging was conducted during the option period, but this failed to locate a sizeable uranium deposit. In 1968, Getty dropped their option.

In 1974, the increasing price of uranium created a renewed interest in the vicinity of the Anderson Project. Following a field check and an evaluation of the 1968 Getty drill data, MinEx optioned the northern portion of the current Anderson Project.

In 1975, MinEx purchased the northern portion of the current Anderson Project after a 53-hole, 5,800 m (19,000 ft) drilling program on 250 m centers confirmed a much greater uranium resource potential than had been interpreted from the 1968 Getty gamma log data. Further exploration work, consisting of a 180-hole, 22,555 m (74,000 ft) drill and core program on 120 m centers was conducted from November 1975 through February 1976 to further delineate the uranium resources. By 1980, MinEx had completed a total of 1,054 holes by rotary and core drilling.

In 1977, the Palmerita Ranch, located 11 km west of the deposit along the Santa Maria River, was acquired by MinEx to provide a water source for the operations in the event that closer sources proved inadequate. Based on favorable economics, indicated in a Preliminary Feasibility Study completed by Morrison-Knudsen Company, Inc. in December 1977, a detailed Final Feasibility Study was undertaken early in 1978 to evaluate the MinEx holdings on the northern portion of the current Anderson Project.

In 1973, Urangesellschaft expressed an interest in the former Anderson Property. Urangesellschaft located a claim block, “Date Creek Project,” on the down-dip extension of the mineralization immediately to the south of MinEx’s claims. In 1973 to 1982, subsequent drilling programs delineated mineralization from a total of 352 drill holes with 122,744 m (402,773 ft) of rotary and core drilling. The following table summarizes the phases of the historical exploration.

EXPLORATION HISTORY AT THE ANDERSON PROPERTY (ARSENEAU,2011)

Company	Period	Exploration Activities
Mining Group Led by Mr. T. R. Anderson	1955−1959	Aerial scintillometer surveying, ground prospecting, and outcrop mining
Getty Oil Company	1967−1968	Limited exploration drilling
Urangesellschaft USA, Inc.	1973−1982	Exploration drilling: 352 total holes with 319 rotary holes and 33 core holes over a 610 ha area
MinEx	1974−1980	Exploration drilling: 970 rotary holes and 84 core holes over a 425 ha area
Concentric Energy Corp.	2006	Confirmation drilling: 24 RC holes and one RC core hole

Geologic Setting

Regional Geology

The Anderson Project is located along the northeast margin of the Date Creek Basin of the Basin and Range Province of the western United States. The Date Creek Basin is one of hundreds of Paleogene basins throughout western Arizona, southeastern California, Nevada and western Utah. Paleogene lacustrine and fluvial sediments, and Quaternary gravels have filled these basins to depths of several thousand meters. The approximate location of the Basin boundaries is shown in the figure.

The basin is surrounded by dissected mountain ranges containing Precambrian metamorphic rocks and granites. Surrounding mountain ranges include the Black Mountains to the north and northeast, and the Rawhide, Buckskin and McCracken Mountains to the west. To the south and southeast, the basin is bordered by a low drainage divide imposed by the Harcuvar and the Black Mountains. Margins of the basin are filled with early Paleogene volcanic flows and volcaniclastic sediments. The basin itself is filled with Oligocene to Miocene lacustrine and deltaic sediments covered by a thick mantle of Quaternary valley fill.

Local and Property Geology

Three major faults cross the Anderson Project: the East Boundary Fault System, Fault 1878 and the West Boundary Fault System. Faults trend predominantly N30ºW to N55ºW and dip steeply (approximately 80º) to the southwest. Another set of faults trending more westerly (N65ºW) are present in the south-central portion of the Anderson Project. A fault set trending northeast-southwest has been speculated by Urangesellschaft and others, but has not been observed in the field. Many of the north-westerly surface water drainage tributaries are developed partially along fault traces.

Minor faults and shear zones occur throughout the Anderson Project. These probably represent fractures with slight offset of strata during differential compaction of the underlying sediments or local adjustment to major faulting.

The largest fold in the area is a broad, gentle, northwest-trending syncline in the south-eastern quarter of Section 9, T11N, R10W. Dips reach a maximum of 13º except where modified by shearing. Many smaller folds with amplitudes of several feet are present in the lacustrine strata.

Fault displacements range from a few centimetres to more than 100 m. Fault movement is generally of normal displacement resulting in stair-stepped fault blocks. Local faults also have a tendency to hinge. Minor faulting across the mineralized area is often difficult to discern from variations in sedimentary dips. The lacustrine sediments dip south to south-westerly from 2º to 5º, to a maximum of 15º. Much of this dip is attributed to recurrent faulting during deposition.

Nine stratigraphic units were identified on the Anderson Project. Listed from oldest to youngest, as follows:

  Crystalline Intrusive Rocks: coarse-grained to pegmatitic Precambrian granite;
  Felsic to Intermediate Volcanic: flows, breccias, tuffs and minor intrusive;
  Felsic to Intermediate Volcaniclastic: ash flows, tuffaceous beds and arkosic sandstone;
  Andesitic Volcanic: porphyritic andesitic flows with a paleosurface and locally reddish-brown paleosols;
  Lacustrine Sedimentary rocks: micaceous siltstones and mudstone, calcareous siltstones and silty limestone, thin beds of carbonaceous siltstone and lignitic material and host of uranium mineralization, averaging about 60 to 100 m thick;
  Lower Sandstone Conglomerate: arkosic sandstones and conglomerate, averaging about 60 to 100 m thick
  Basaltic Flows and Dikes: amygdular basalt, averaging about 20 m thick;
  Upper Conglomerate: cobble and boulder conglomerate, partly indurate and locally calcite cemented, averaging about zero to 60 m thick; and
  Quaternary Alluvium: unconsolidated sand and gravel, caliche formed where calcite-cemented.

Uranium mineralization at the Anderson Project occurs exclusively in the sequence of Miocene-age lacustrine lakebed sediments. The lacustrine sediments unconformably overlie the andesitic volcanic unit over most of the Anderson Project. However, to the east of the Anderson Project, they overlie the felsic to intermediate volcanic unit.

Evidence suggests that deposition of the lacustrine sediments occurred in a restricted basin less than 5 km wide by 10 to 12 km long on the northern edge of an old Paleogene lake. Moving southward, these sediments inter-tongue with siltstones and sandstones. The lakebed sediments represent time-transgressive facies deposited within a narrow, probably shallow, basinal feature. This type of depositional environment exhibits complex relationships between individual facies, lensing out, vertical and horizontal gradation, and interfingering.

The lake sediments include green siltstones and mudstones, white calcareous siltstones, and silty limestone or calcareous tuffaceous material. Much of this material is silicified to varying extents and was derived in part from volcanic ashes and tuffs common throughout the lakebeds. Also present in the lacustrine sequence are zones of carbonaceous siltstone and lignitic material. Along the boundary between the former MinEx and Urangesellschaft properties, drill holes encounter the basal arkosic sandstone. To the south and southwest, lakebeds interfinger with and eventually are replaced by a thick, medium to coarse-grained, arkosic sandstone unit.

Mineralization

Uranium mineralization in outcrops and the pit floor at the old Anderson mine was reported by the US Bureau of Mines in Salt Lake City as tyuyamunite (Ca(UO2)2(VO4)2·5-8H2O). Carnotite (K(UO2)2(VO4)2·3H2O) and a rarer silicate mineral, weeksite (K2(UO2)2(Si2O5)3·4H2O), was also reported in outcrop samples. Carnotite mineralization occurs as fine coatings and coarse fibrous fillings along fractures and bedding planes and has been noted in shallow drill holes and surface exposures.

The uranium mineralization found at depth on the former Urangesellschaft property was reported by Hazen Research, Inc. (Hazen Research) to be poorly crystallized, very fine-grained, amorphous uranium with silica. This could be in the form of either coffinite (U(SiO4)1-x(OH)4x) or uraninite (UO2) in a primary or unoxidized state (Hertzke, 1997). Mineralogical studies performed by Hazen Research (1978a, 1978b, 1978c and 1979) on Urangesellschaft core found that mineralization was associated, for the most part, with organic-rich fractions of the samples. Specifically, the uraniferous material occurs as stringers, irregular masses and disseminations in carbonaceous veinlets with uranium up to 54% as measured by microprobe analysis. X-ray diffraction identified the mineral as coffinite. It is possible that an amorphous, ill-defined uranium silicate with a variable U:Si ratio is precipitated and, under favorable conditions, develops into an identifiable crystalline form (coffinite).

Of special note is the detection of high-grade, low-reflecting uraniferous material occurring with carbonaceous material in the siltstone. Similar assemblages in unoxidized mineralization have also been reported for the former MinEx property.

Urangesellschaft distinguished seven mineralized zones, identified as Horizons A, B, C, D, E, F and G, with the youngest (uppermost) being Horizon A and the oldest (deepest) being Horizon G. The majority of uranium occurs in Horizons A, B and C within the property. A conglomeratic sandstone unit interbeds with these units, but does not contain uranium mineralization; it is referred to as the Barren Sandstone Unit and it lies between Horizon C and Horizon D. Consequently, Horizons A through C have been called the Upper Lakebed Sequence and Horizons D through G have been called the Lower Lakebed Sequence.

Grades of mineralization range from 0.025% U3O8 to normal highs of 0.3 to 0.5% U3O8 with intercepts on occasion of 1.0% to 2.0% U3O8. Secondary enrichment of the syngenetic mineralization is observed along faults and at outcrops.

Exploration

A Light Detection and Ranging (LiDAR) survey was performed over the entire project area by Cooper Aerial Surveys Co. (Cooper Aerial) on 9 July 2011, between 13:07 UTC and 15:14 UTC (6:07 A.M. and 8:14 A.M., MST). Aerial imagery was collected at the same time. Data was processed using one of two base stations to obtain positional accuracies of between 3 and10 cm. Twenty-four ground control points showed a root mean square error of 0.219 ft (6.7 cm) between predicted and measured elevations. Cooper Aerial provided UEC with a one meter pixel digital elevation model (DEM) and a 2 ft contour shape-file derived from the LiDAR data. Cooper Aerial also corrected ortho imagery with a 0.15 m pixel size. Coordinates were converted from WGS84 to NAD 1983 UTM Zone 12N in meters, and elevation was reported in NAVD 1988 international feet. The conversion caused no distortion in elevations used in the resource model.

UEC has not performed any drilling to date on the Anderson Project.

Update to July 31, 2014

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

A Preliminary Economic Assessment (PEA) dated July 6, 2014 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG and Terence McNulty, PE and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The PEA contains certain disclosure relating to indicated and inferred mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC.

Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of the indicated or inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of indicated and inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported indicated and inferred mineral resources referred to in the PEA are economically or legally mineable

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Anderson Project.

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

The following table provides information relating to our mineral rights located in Arizona:

	Number of Claims
Property	or Leases Held	Gross Acres
Artillery Peak 1	19 claims	380
Artillery Peak 2	31 claims	620
Los Cuatros	1 lease	640
Anderson	459 claims & 1 lease	9,214
Workman Creek	198 claims	4,036

Colorado

Claims and leases acquired by us in Colorado have historical production tonnages and grades published in the Colorado Geological Survey, Bulletin 40 - "Radioactive Mineral Occurrences of Colorado". Also, our geological staff has evaluated a portion of the claims currently owned by us.

Colorado: Slick Rock Project

Pursuant to a Uranium Mining Lease dated May 23, 2012, the Company acquired from URenergy LLC a mining lease for uranium on the Slick Rock Project located in San Miguel and Montrose Counties, Colorado.

Since January 2011, the Company has staked a total of 129 claims in the Slick Rock district of the Uravan Mineral Belt. In June 2011, the Company acquired 103 claims from Spider Rock Mining also in the Slick Rock District for a one-time payment of $500,000. As a result, the Company now holds a total of 315 contiguous claims in the Slick Rock District. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

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

A PEA dated April 8, 2014 for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The PEA contains certain disclosure relating to inferred mineral resource estimates for the Slick Rock Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the PEA are economically or legally mineable.

The following table provides information relating to our mineral rights located in Colorado:

	Number of Claims
Property	or Leases Held	Gross Acres
Carnotite	18 claims	360
Raven	37 claims	740
Slick Rock	315 claims & 7 leases	6,773
Radium Mountain	139 claims	2,780
Long Park	32 claims & 1 lease	640

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

A property option agreement with AusAmerican Mining Corporation, an Australian-listed mining company, over certain New Mexico claims including the F-33, Rick and Todilto claims was cancelled by the Company for AusAmerican’s failure to meet certain financial obligations as required under the option. During Fiscal 2014, an impairment loss on mineral properties of $166,720 was recognized related to these claims.

The following table provides information relating to our mineral rights located in New Mexico:

	Number of Claims
Property	or Leases Held	Gross Acres
Todilto	1 lease	320
West Ranch	62 claims, 14 leases	3,077
West Ambrosia Lake	6 mineral deeds	3,844
C de Baca	30 claims	600

Texas

At July, 31, 2014, we currently own various exploration projects located in the South Texas Uranium Trend. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

Texas: Salvo Project

The Salvo Project is a 5,345-acre property located in Bee County, Texas.

A Phase I exploration drill program was completed in April 2011 with a total 105 holes drilled. Phase II drilling began at the Salvo Project in October 2011, with two drilling rigs targeting Lower Goliad P and Q sand objectives. A total of 122 exploration and delineation holes for a total of 70,760 feet were drilled during Phase II which was concluded in May 2012. Twenty-nine holes (23%) met or exceeded a grade-thickness (GT) cutoff of 0.3 GT.

Interpretation of the Company’s exploration and delineation drilling along with historic data from 1982-84 exploration drilling by Mobil and URI, revealed the existence of two ore-bearing redox boundaries within the area, which has the potential to become PAA-1. A significant under-explored extension to this area which exhibits strong mineralization remains open-ended. Future plans would include further exploration/delineation drilling in this area in order to fully identify the extent of the mineralized zones in PAA-1. Historic and recent UEC drilling results are being reviewed for future exploration/delineation activities in the Salvo Project in order to fully identify the extent of the mineralized zones.

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

Texas: Channen Project

The Channen Project was a 10,704-acre property located in Goliad County, Texas. Based on the results of our exploration activities conducted on the Channen Project, it was released during Fiscal 2014 resulting in the recognition of an impairment loss on mineral properties of $428,164.

Texas: Longhorn Project

The Longhorn Project is located in Live Oak County, Texas, which historically has produced uranium. The property lies within the historic US Steel Clay West production area where uranium was previously mined using ISR methods along the historic George West district trend. The Company has an extensive database of information regarding the area including drill maps and over 500 gamma logs.

The Project lies on trend between two former US Steel production areas, the Boots and the Pawlik. At least five separate roll-fronts are believed to exist across the project area. Uranium grades within these Oakville deposits ranged from 0.10% to 0.20% U3O8 according to US Steel reports obtained by the Company. Well-developed Oakville sands in this area exhibit higher than average uranium grades for South Texas, as shown on many historic gamma ray logs, of which UEC has at least 500+ pertaining to the Project from various databases. These higher than average uranium grades were later proven by excellent recoveries in the US Steel ISR production areas

The property is located approximately 65 miles northwest of Corpus Christi and 55 miles southwest of Hobson. It is comprised of 43 lease agreements covering 651 acres, granting the Company the exclusive right to explore, develop and mine for uranium. The Company anticipates that any uranium identified at the Longhorn Project will be extracted using ISR mining and processed at Hobson.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Trend, excluding the Palangana Mine and the Goliad and Burke Hollow Projects:

	Number of Claims
Property	or Leases Held	Gross Acres
Nichols	1 lease	909
Salvo	34 leases	5,345
Longhorn	43 leases	651

Wyoming

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

The DL Prospect was assessed and acquired by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the H. Brenniman database.

The following table provides information relating to our mineral rights located in Wyoming:

	Number of Claims
Wyoming Property	or Leases Held	Gross Acres
Burnt Wagon	30 claims and 2 leases	1,238
DL Prospect	1 lease	1,275
East Poison Spider	3 leases	160
LO-Herma	29 claims	580

Paraguay

We hold interests in two projects within the South American country of Paraguay. The following map shows the location of both projects, Coronel Oviedo and Yuty.

Coronel Oviedo Project

Property Description and Location

The Coronel Oviedo Project is located in southeastern Paraguay, approximately 95 miles east of Asuncion, the capital of Paraguay. The Coronel Oviedo Project consists of a large mineral concession covering a total area of approximately 494,000 acres. The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company of Denver, CO (early 1980s) and recently by Crescent Resources in 2007. Anschutz was backed at the time by both Korean and Taiwanese-based power consortiums. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

Prior Exploration

The Coronel Oviedo Project located in central Paraguay was subject to reconnaissance uranium exploration between 1976 and 1983 by Anschutz Corporation of Denver, Colorado, and by Crescent Resources of Vancouver, Canada between 2006 and 2008. Most of the uranium occurrences in this environment are “roll front” type deposits similar to those currently being produced by low-cost ISR methods in Texas, the western United States, Central Asia and Australia. The work by Anschutz and Crescent was centered on a large belt of Permo-Carboniferous age continental sandstones that represent the western flank of the Parana Basin. According to the Geological Survey of Brazil or CPRM, these same sandstones within the Brazilian section of the Parana Basin contain numerous uranium occurrences including the Figueira Mine.

From 2006 to 2008, the Coronel Oviedo Project was optioned to Crescent Resources. During this period, a total of 24 holes were drilled and logged in the southern portion, offsetting mineralized holes drilled by Anschutz. A NI 43-101 Technical Report reported that 14 of the 24 holes had a grade-thickness (“GT”) product (in feet) equal to or greater than 0.30 GT. GT values equal to and above 0.30 are typically considered producible under ISR production methodology. The known uranium mineralization on the Coronel Oviedo Project intersected by the past drilling is at depths between 450 and 750 feet. Crescent dropped the option on the Coronel Oviedo Project in 2008.

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

Yuty Project, Paraguay

Property Description and Location

The Yuty Project covers 492,000 acres and is located approximately 125 miles east and southeast of Asunción, the capital of Paraguay. It is located within the Paraná Basin, which is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil. Preliminary studies indicate amenability to extraction by in situ recovery methods, which is the same process currently used by the Company at its Texas operations. Cue Resources Ltd. spent over CAD$16 million developing Yuty since 2006.

History

Exploration for uranium in Southeastern Paraguay was started in 1976 by Anschutz, after the Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for “all minerals, excluding oil, gas, and construction materials.” The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of some 162,700 square kilometers, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 meters of drilling were completed from 1976 to1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 meters to 0.351% U3O8 over 0.3 meters in sandstones and siltstones. Work was suspended in 1983 due to the slump of the price of uranium, and no further work was done at that time.

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

The rocks of the Yuty area are very gently east dipping and undeformed. Occasional northwest and northeast trending normal faults cut the sedimentary units. Exploration work to date suggests that the uranium mineralization within the San Miguel Formation is stratabound and possibly syngenetic or diagenetic in origin. Recent interpretation of exploration data suggests that areas of limonite + hematite alteration within the grey-green, fine-grained sandstones in the San Antonio area have characteristics similar to the alteration assemblages present at roll front-type uranium deposits of the Powder River basin in the United States.

Geologic Setting of the Yuty Project, Paraguay

Recent Exploration

In late July 2006, Cue Resources Ltd. signed an agreement with the shareholders of Transandes Paraguay S.A. to option the Yuty Property, followed by a formal earn-in agreement signed on November 6, 2007, and started a systematic uranium exploration program. This included a compilation of all previous exploration data, including lithologic and radiometric logs, stored at Ministry of Public Works (the “MOPC”) in Asunción. The most recent drilling completed in the San Antonio area was in November and December 2010 at which time 33 holes were completed for a total of 11,500 feet. Of these holes, five were not successfully completed. Of the 28 holes that reached the target, ten had intersections greater than a GT (grade x thickness) of 0.10m% eU3O8, and an additional 13 had intersections exceeding a GT of 0.03 m% eU3O8.

Drilling and Sampling

Approximately 240,000 feet of drilling (core as well as rotary) were completed by Anschutz in previous campaigns.

The procedures used during the diamond and rotary drilling programs were drafted by Anschutz technical personnel. Healex reviewed all of drill logs at the MOPC in Asunción and is of the opinion that the lithologic logging procedures are comparable to industry standards. Detailed information on sampling methods and approach during the Anschutz drilling campaigns is not available. Nevertheless, previous Technical Reports (Scott Wilson (2008) and Healex (2009)) have concluded that sampling procedures were comparable to industry standards of that time. Mr. Beahm (2011 Technical Report) concurs with this determination. From 2007 to 2010, Cue Resources Ltd. completed over 100,000 feet of drilling at the San Antonio target area in 256 drill holes. Most of the holes were collared with a rotary drilling rig, surface casing was then installed, and the holes were drilled to completion depth with a diamond rig.

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

Other Properties

We own 32 acres of real estate located in Goliad County, Texas and have entered into office rental and service agreements as follows:

  an office lease at $11,015 per month for our Corpus Christi administration office at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expires on July 31, 2015; and
  an office lease at $6,145 per month for our Vancouver administration office at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3. The lease expires on January 31, 2016.

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

Uranium Resources Inc.

We acquired the full database of historic drill results for the Company’s Salvo ISR uranium project in Bee County, Texas. The database consists of 433 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps.

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

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted. The parties attempted to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings. The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged preliminary disclosure statements, and formal discovery has commenced. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to the deadline set by the court.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2014, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

NYSE MKT
Quarter Ended	High	Low
July 2014	$1.92	$0.94
April 2014	$2.02	$1.00
January 2014	$2.08	$1.62
October 2013	$2.55	$1.76
July 2013	$2.65	$1.46
April 2013	$2.74	$1.40
January 2013	$2.71	$1.85
October 2012	$3.02	$1.80

The last reported sales price for our shares on the NYSE MKT Equities Exchange on October 8, 2014 was $1.12 per share. As of October 8, 2014, we had 236 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2014, we had one equity compensation plan, our 2014 Stock Incentive Plan (the “2014 Plan”). The table set forth below presents information relating to our equity compensation plan at our fiscal year end July 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Weighted Average Remaining Term of Outstanding Options, Warrants and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2014 Stock Incentive Plan)	7,958,941	$2.09	4.90 years	7,520,000
Equity Compensation Plans Not Approved by Security Holders	528,273(1)(2)	$1.22	1.57 years	Nil
Total	8,487,214	$2.04	4.69 years	7,520,000

Notes:

(1)

Includes 500,000 shares of our common stock to be issued upon the exercise of 500,000 compensatory warrants having an exercise price of $1.00 and a remaining term of 1.59 years issued on March 1, 2006 pursuant to a consulting services agreement. The Company has not issued any other compensatory warrants since March 1, 2006, and no other compensatory warrants were outstanding as of July 31, 2014.

(2)

Includes 28,273 non-compensatory options having a weighted average exercise price of $5.18 and a weighted average remaining term of 1.28 years issued on March 30, 2012 in connection with the acquisition of Cue Resources Ltd. and outstanding on July 31, 2014, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s 2014 Stock Incentive Plan.

2014 Stock Incentive Plan

On June 9, 2014, our Board of Directors adopted the 2014 Plan, under which an aggregate of 15,493,788 shares may be issued, subject to adjustment as described in the 2014 Plan, and which at that time consisted of 7,993,788 shares issuable pursuant to options previously granted under the Company’s prior stock incentive plan (as described below) and 7,500,000 additional shares that may be issued pursuant to awards that may be granted under the 2014 Plan. On July 24, 2014, our shareholders approved the adoption of our 2014 Plan. The 2014 Plan supersedes and replaces the Company’s prior equity compensation plan, being the 2013 Stock Incentive Plan, such that no further shares are issuable under such plan.

The purpose of the 2014 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2014 Plan is to be administered by our Compensation Committee or any other committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2014 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue shares, options, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2014 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the administrator under the 2014 Plan. If the administrator under the 2014 Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause,” he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2014 Plan is not complete and is qualified in its entirety by reference to the 2014 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 8, 2014, there were stock options outstanding under our 2014 Plan exercisable for an aggregate of 15,447,102 shares of our common stock.

Common Stock Purchase Warrants

As of October 8, 2014, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 5,009,524 shares of our common stock.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2014 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2014 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following:

  On May 23, 2014, we issued 20,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.25 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

  On May 27, 2014, we issued 8,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.82 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares. On the same date, we issued a further 3,334 shares of restricted common stock to a consultant at a deemed issuance price of $0.99 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares. On the same date, we issued a further 20,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.50 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
  On June 24, 2014, we issued 20,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.25 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
  On June 26, 2014, we issued 20,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.50 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
  On July 24, 2014, we issued an aggregate of 35,946 shares of restricted common stock to two consultants at a deemed issuance price of $1.53 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for one of the consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the other consultant. On the same date, we also issued an aggregate of 66,500 shares of restricted common stock to two consultants at a deemed issuance price of $1.61 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for one of the consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the other consultant.
  On July 25, 2014, we issued 3,333 shares of restricted common shares to a consultant at a deemed issuance price of $0.99 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.
  On July 30, 2014, we issued an aggregate of 99,755 shares of restricted common stock to three lenders (and one of their assignees) at a deemed issuance price of $1.5037 per share pursuant to the terms of an amended and restated credit agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for two of the lenders (and one of their assignees) and by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the other lender.
  On July 31, 2014, we issued an aggregate of 187,079 shares of restricted common stock to three lenders (and one of their assignees) at a deemed issuance price of $1.51434 per share pursuant to the terms of an amended and restated credit agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for two of the lenders (and one of their assignees) and by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the other lender.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2010 through to July 31, 2014; with (i) the cumulative total return on the shares of common stock of a peer group index comprised of Denison Mines Corp., Paladin Energy Ltd. and Uranium Resources, Inc., and (ii) the cumulative return on the Russell 2000 Index.

	July 31, 2009	July 31, 2010	July 31, 2011	July 31, 2012	July 31, 2013	July 31, 2014
Uranium Energy Corp.	$100.00	$103.36	$125.37	$74.63	$86.19	$66.04
Peer Group	100.00	76.93	112.67	62.66	44.73	37.50
Russell 2000 Index	100.00	116.92	143.17	141.36	187.76	201.19

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2014 as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2014	July 31, 2013	July 31, 2012	July 31, 2011	July 31, 2010
Cash and cash equivalents	$8,839,892	$14,171,807	$25,015,284	$30,724,051	$21,067,662
Working capital	9,268,700	11,703,311	22,472,302	30,020,926	16,243,838
Total assets	64,907,320	73,250,001	85,143,395	65,390,985	47,554,766
Total liabilities	25,483,721	15,804,923	9,222,914	6,268,194	5,518,429
Stockholders' equity	39,423,599	57,445,078	75,920,481	59,122,791	42,036,337

Consolidated Statements of Operations

	Year Ended July 31,
	2014	2013	2012	2011	2010
Sales	$-	$9,026,325	$13,757,400	$-	$-
Costs and expenses	22,836,594	30,836,954	38,363,293	27,906,601	22,431,147
Loss from continuing operations	(25,975,107)	(21,863,091)	(25,083,720)	(27,358,095)	(23,012,750)
Income from discontinued operations	-	-	-	-	8,534,081
Net loss for the year	(25,975,107)	(21,863,091)	(25,083,720)	(27,358,095)	(14,478,669)
Net loss per share, basic and diluted
Continuing operations	$(0.29)	$(0.26)	$(0.32)	$(0.40)	$(0.39)
Discontinued operations	-	-	-	-	0.14
Net loss per share, basic and diluted	(0.29)	(0.26)	(0.32)	(0.40)	(0.25)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2014 including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-Looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes our results of operations for each of the fiscal years ended July 31, 2014, 2013 and 2012 (“Fiscal 2014”, “Fiscal 2013” and “Fiscal 2012”, respectively) and our financial condition as at July 31, 2014 and 2013, with a particular emphasis on Fiscal 2014, our most recently completed fiscal year.

Business

We operate in a single reportable segment and since 2004, as more fully described under “General Business” of Item 1. Business, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2014, we had no uranium supply or “off-take” agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine and future satellite uranium mining activities, such as our Goliad and Burke Hollow Projects, located within the South Texas Uranium Belt (the “spokes”).

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2014:

  a strategic plan was announced on September 5, 2013 to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium prices;
  permitting activities continued to advance at other PAAs of the Palangana Mine;
  processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels were received for the Goliad Project;
  permitting activities continued and a drill program comprised of 191 exploration holes totaling 87,105 feet was completed at the Burke Hollow Project located in Texas;
  a Preliminary Economic Assessment dated April 8, 2014 prepared in accordance with NI 43-101 was completed for the Slick Rock Project located in Colorado;
  reclamation work for the Mount Lucas Project was completed resulting in a release to unrestricted use from the TCEQ;
  a public offer and sale of 3,380,954 units of the Company was completed at a price of $2.10 per unit for gross proceeds of $7.1 million. Each unit was comprised of one share of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one additional share for a total 1,859,524 shares of the Company; and
  a $20,000,000 senior secured credit facility was completed pursuant to an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the “Amended Credit Facility”), which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited, under which we received initial funding of $10,000,000 upon closing of the Credit Facility on July 30, 2013 and an additional $10,000,000 upon closing of the Amended Credit Facility on March 13, 2014.

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2014, the Hobson Processing Facility has processed finished goods representing 560,000 pounds (Fiscal 2014: 43,000; Fiscal 2013: 194,000; Fiscal 2012: 198,000) of U3O8 extracted solely from the Palangana Mine, of which 490,000 pounds of U3O8 (Fiscal 2014: Nil; Fiscal 2013: 220,000; Fiscal 2012: 270,000) were sold generating cumulative revenue of $22.8 million (Fiscal 2014: $Nil; Fiscal 2013: $9.0 million; Fiscal 2012: $13.8 million). This revenue generation was the direct result of commencing uranium extraction and neither incidental to nor the result of minerals encountered in the course of exploration or pre-extraction activities.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2014, we have been focused primarily on expanding our South Texas uranium mining activities and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the United States and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012; however, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Although no revenue from uranium sales was realized for Fiscal 2014, the Palangana Mine has been our sole source for the U3O8 sold to generate our revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad or Burke Hollow Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

At July 31, 2014, we had no uranium supply or “off-take” agreements in place. Future sales of U3O8are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows. The table below provides the high/low/average/close for the uranium spot price for each of the last five fiscal years ended July 31 as obtained from The Ux Consulting Company, LLC:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2014	$36.25	$28.00	$33.22	$28.50
July 31, 2013	49.25	34.25	43.50	34.50
July 31, 2012	55.25	49.00	50.69	49.50
July 31, 2011	73.00	45.00	57.23	51.50
July 31, 2010	48.50	40.50	43.48	46.00

Historically, the uranium spot price has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

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

Since we commenced extraction of mineralized materials at the Palangana Mine without having established proven or probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

We prepare our consolidated financial statements in accordance with U.S. GAAP under which expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time we exit the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. Since we are in the Exploration Stage, it has resulted in our reporting of larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Development Stage Entity

Prior to the quarter ended October 31, 2011 (“Fiscal 2012 Q1”), we met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915: Development Stage Entities (“ASC 915”) and presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915, including the presentation of cumulative amounts since inception for the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows. During Fiscal 2012 Q1, we generated significant revenue from our planned principal operations by completing our first sale of U3O8 and no longer met the definition of a Development Stage Entity. Accordingly, and starting with our Form 10-Q for Fiscal 2012 Q1, the additional financial statement disclosures required by a Development Stage Entity under ASC 915 were no longer presented.

Results of Operations for the Fiscal 2014, 2013 and 2012

For Fiscal 2014, 2013 and 2012, we recorded a net loss of $25,975,107 ($0.29 per share), $21,863,091($0.26 per share) and $25,083,720 ($0.32 per share), respectively. Costs and expenses during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $22,836,594, $30,836,954 and $38,363,293, respectively.

During Fiscal 2014, no revenue from sales of U3O8 was generated. During Fiscal 2013 and 2012, sales of U3O8 totaled 220,000 and 270,000 pounds generating revenues of $9,026,325 and $13,757,400, respectively, with corresponding cost of sales of $8,016,265 and $8,112,040. No revenue from sales of U3O8 was generated prior to Fiscal 2012.

During the last three fiscal years, we continued with uranium extraction at the Palangana Mine and processing of those materials at the Hobson Processing Facility, completed a number of strategic corporate and project acquisitions, including expansion of holdings of existing projects, and continued with exploration and pre-extraction activities on our various uranium projects.

During Fiscal 2014, we continued with uranium extraction in South Texas at the Palangana Mine and processing of those materials at the Hobson Processing Facility, but at a reduced pace as part of a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment. We also expanded our holdings at the Longhorn Project in South Texas. In Colorado, we expanded our holdings at the Slick Rock Project.

During Fiscal 2013, we continued with uranium extraction in South Texas and added the PAA-3 wellfield at the Palangana Mine, and processing of those materials at the Hobson Processing Facility. We also expanded our holdings at the Burke Hollow Project in South Texas. In Colorado, we expanded our holdings at the Slick Rock Project.

During Fiscal 2012, we continued with uranium extraction in South Texas and added the PAA-2 wellfield at the Palangana Mine, and processing of those materials at the Hobson Processing Facility. In Paraguay, we acquired the Yuty Project, our second major project in that country, through the acquisition of Cue Resources Ltd. (“Cue”), a former publicly-traded company, and also acquired an additional two prospecting permits at the Coronel Oviedo Project. In Texas, we added the Burke Hollow Projects to our South Texas project portfolio. In Arizona, we acquired the Anderson Project through a merger with Concentric Energy Corp. (“Concentric”), a private company, and the Workman Creek Project. In Colorado, we expanded our holdings at the Slick Rock Project.

Uranium Extraction Activities

On September 5, 2013, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace during Fiscal 2014, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project continued as planned. While we remain in this state of operational readiness, uranium extraction expenditures directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to our consolidated statement of operations.

As a result of the above, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly. During Fiscal 2014, the Palangana Mine extracted 44,000 pounds (Fiscal 2013: 183,000 pounds; Fiscal 2012: 183,000 pounds) of U3O8, and the Hobson Processing Facility processed 43,000 pounds (Fiscal 2013: 194,000 pounds; Fiscal 2012: 198,000 pounds) of U3O8.

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2014, the Hobson Processing Facility has processed finished goods representing 560,000 pounds of U3O8, of which 490,000 pounds have been sold, resulting in a finished goods-inventory balance of 70,000 pounds of U3O8 remaining as of July 31, 2014.

At July 31, 2014, the total value of inventories was $1,896,475 of which $1,806,587 (96%) represented the value of finished goods of U3O8, $63,257 (3%) represented the value of work-in-progress and $26,631 (1%) represented the value of supplies. The cash component of the total value of inventories was $1,527,676 and the non-cash component of the total value of inventory was $368,799. During Fiscal 2014, inventory write-downs totaling $804,060 were recognized to adjust the U3O8 inventory balances in finished goods and work-in-progress to net realizable values to reflect market prices of U3O8, less estimated royalties.

At July 31, 2013, the total value of inventories was $975,719 of which $839,588 (86%) represented the value of finished goods of U3O8, $72,272 (7%) represented the value of work-in-progress and $63,859 (7%) represented the value of supplies. The cash component of the total value of inventories was $826,997 and the non-cash component of the total value of inventory was $148,722. At July 31, 2013, an inventory write-down of $425,208 was recognized to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 at July 31, 2013, less estimated royalties.

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Costs and Expenses

During Fiscal 2014, costs and expenses totaled $22,836,594 (Fiscal 2013: $30,836,954; Fiscal 2012: $38,363,293), comprised of cost of sales of $Nil (Fiscal 2013: $8,061,265; Fiscal 2012: $8,112,040), inventory write-down of $804,060 (Fiscal 2013: $425,208; Fiscal 2012: $Nil), mineral property expenditures of $9,160,648 (Fiscal 2013: $10,010,691; Fiscal 2012: $14,938,722), general and administrative of $9,825,796 (Fiscal 2013: $10,832,929; Fiscal 2012: $14,036,974), depreciation, amortization and accretion of $2,392,866 (Fiscal 2013: $1,551,861; Fiscal 2012: $1,275,557) and impairment loss on mineral properties of $653,224 (Fiscal 2013: $Nil; Fiscal 2012: $Nil).

Cost of sales of U3O8 is determined using the average cost per pound in inventories at the end of the month prior to the month in which the sale occurs, and includes royalties and other direct selling costs.

Mineral Property Expenditures

During Fiscal 2014, mineral property expenditures totaled $9,160,648 (Fiscal 2013: $10,010,691; Fiscal 2012: $14,938,722), comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects. During Fiscal 2014, this amount includes uranium extraction expenditures directly related to maintenance of operational readiness and permitting compliance of $2,613,333 for the Palangana Mine and Hobson Processing Facility (Fiscal 2013: $Nil; Fiscal 2012: $Nil).

The following table provides a breakdown of mineral property expenditures by uranium mine/project during the past three fiscal years:

	Year Ended July 31,
	2014	2013	2012
Mineral Property Expenditures
Palangana Mine	$2,566,770	$4,347,025	$7,597,102
Goliad Project	1,747,619	540,853	646,314
Burke Hollow Project	2,094,089	2,225,132	1,176,101
Channen Project	728	843,243	190,009
Longhorn Project	71,497	16,335	10,163
Salvo Project	14,384	54,329	1,113,659
Anderson Project	254,840	117,008	375,058
Workman Creek Project	32,290	33,573	50,069
Slick Rock Project	66,525	147,043	47,691
Yuty Project	451,464	424,411	627,623
Coronel Oviedo Project	759,804	632,454	2,207,255
Other Mineral Property Expenditures	1,100,638	629,285	897,678
	$9,160,648	$10,010,691	$14,938,722

The following is a breakdown of mineral property expenditures by major category for each uranium mine/project:

  Palangana Mine: Permitting and property maintenance (Fiscal 2014: $195,964; Fiscal 2013: $472,071; Fiscal 2012: $66,663), exploration programs (Fiscal 2014: $180,122; Fiscal 2013: $164,727; Fiscal 2012: $1,267,211), plant development (Fiscal 2014: $87,755; Fiscal 2013: $96,592; Fiscal 2012: $257,386), wellfield development (Fiscal 2014: $179,412; Fiscal 2013: $3,445,710; Fiscal 2012: $5,530,299), disposal well development (Fiscal 2014: $Nil; Fiscal 2013: $167,925; Fiscal 2012: $475,543) and maintenance of operational readiness and permitting compliance (Fiscal 2014: $1,923,517; Fiscal 2013: $Nil; Fiscal 2012: $Nil);

  Goliad Project: Permitting and property maintenance (Fiscal 2014: $288,014; Fiscal 2013: $319,780; Fiscal 2012: $139,269), exploration programs (Fiscal 2014: $350,866; Fiscal 2013: $137,892; Fiscal 2012: $353,013), plant development (Fiscal 2014: $829,700; Fiscal 2013: $47,648; Fiscal 2012: $111,189) and wellfield development (Fiscal 2014: $279,039; Fiscal 2013: $35,533; Fiscal 2012: $42,843);

  Burke Hollow Project: Permitting and property maintenance (Fiscal 2014: $339,640; Fiscal 2013: $485,241; Fiscal 2012: $450) and exploration programs (Fiscal 2014: $1,754,449; Fiscal 2013: $1,739,891; Fiscal 2012: $1,175,651);

  Channen Project: Permitting and property maintenance (Fiscal 2014: $728; Fiscal 2013: $41,267; Fiscal 2012: $Nil) and exploration programs (Fiscal 2014: $Nil; Fiscal 2013: $801,976; Fiscal 2012: $190,009);

  Longhorn Project: Permitting and property maintenance (Fiscal 2014: $20,143; Fiscal 2013: $1,712, Fiscal 2012: $Nil) and exploration programs (Fiscal 2014: $51,354; Fiscal 2013: $14,623; Fiscal 2012: $10,163);

  Salvo Project: Permitting and property maintenance (Fiscal 2014: $14,384; Fiscal 2013: $54,329; Fiscal 2012: $57,293) and exploration programs (Fiscal 2014: $Nil; Fiscal 2013: $Nil; Fiscal 2012: $1,056,366);

  Anderson Project: Permitting and property maintenance (Fiscal 2014: $83,851; Fiscal 2013: $90,860; Fiscal 2012: $74,047) and exploration programs (Fiscal 2014: $170,989; Fiscal 2013: $26,148; Fiscal 2012: $301,011);

  Workman Creek Project: Permitting, property maintenance and exploration programs (Fiscal 2014: $32,290; Fiscal 2013: $33,573; Fiscal 2012: $50,069);

  Slick Rock Project: Permitting and property maintenance (Fiscal 2014: $41,578; Fiscal 2013: $41,020: Fiscal 2012: $15,820) and exploration programs (Fiscal 2014: $24,947; Fiscal 2013: $106,023; Fiscal 2012: $31,871);

  Yuty Project: Permitting and property maintenance (Fiscal 2014: $192,953; Fiscal 2013: $266,708; Fiscal 2012: $582,326) and exploration programs (Fiscal 2014: $258,511; Fiscal 2013: $157,703; Fiscal 2012: $45,297); and

  Coronel Oviedo Project: Permitting and property maintenance (Fiscal 2014: $150,000; Fiscal 2013: $80,688; Fiscal 2012: $106,823) and exploration programs (Fiscal 2014: $609,804; Fiscal 2013: $551,766; Fiscal 2012: $2,100,432).

General and Administrative

During Fiscal 2014, general and administrative expenses totaled $9,825,796 (Fiscal 2013: $10,832,929; Fiscal 2012: $14,036,974), for decreases of $1,007,133 during Fiscal 2014 compared to Fiscal 2013 and $3,204,045 during Fiscal 2013 compared to Fiscal 2012. General and administrative expenses are comprised of salaries, management and consulting fees of $3,446,206 (Fiscal 2013: $3,810,697; Fiscal 2012: $3,865,885); office, investor relations, communications and travel of $3,325,020 (Fiscal 2013: $4,623,797; Fiscal 2012: $5,835,862), professional fees of $1,745,120 (Fiscal 2013: $1,436,520; Fiscal 2012: $1,592,537) and stock-based compensation expense of $1,309,450 (Fiscal 2013: $961,915; Fiscal 2012: $2,742,690).

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused any significant variances from year-to-year:

  For Fiscal 2014, salaries, management and consulting fees totaled $3,446,206 (Fiscal 2013: $3,810,697; Fiscal 2012: $3,865,885), which have remained relatively consistent on a year-to-year basis;

  During Fiscal 2014, office, investor relations, communications and travel expenses totaled $3,325,020, which decreased significantly by $1,298,777 compared to $4,623,797 during Fiscal 2013, which also decreased significantly by $1,212,065 compared to $5,835,862 during Fiscal 2012. We experienced a significant expansion during Fiscal 2012 as a result of a number of strategic corporate and project acquisitions completed in the States of Texas, Arizona and Colorado and the Republic of Paraguay. Since then, we have focused our efforts on monitoring and controlling these costs to reduce expenses wherever possible as reflected by the significant decreases realized during Fiscal 2014 and 2013;

  During Fiscal 2014, professional fees totaled $1,745,120, which increased by $308,600 compared to $1,436,520 during Fiscal 2013 due primarily to increased legal and audit fees as a result of strategic corporate development activities and increased regulatory compliance requirements. During Fiscal 2013, professional fees totaled $1,436,520, which decreased by $156,017 compared to $1,592,537 during Fiscal 2012; and

  During Fiscal 2014, stock-based compensation expense totaled $1,309,450, which increased by $347,535 compared to $961,915 during Fiscal 2013 as a result of an increase in equity-based payments for consulting services as part of our efforts to reduce cash outlay. During Fiscal 2013, stock-based compensation expense totaled $961,915, which decreased significantly by $1,780,775 compared to $2,742,690 during Fiscal 2012. This decrease was primarily the result of a significant decrease in the number of stock options granted during Fiscal 2013 compared to Fiscal 2012. Stock-based compensation represents the fair value of stock options granted to employees, directors, management and consultants, including the fair value of common stock issued to consultants.

Depreciation, Amortization and Accretion

For Fiscal 2014, depreciation, amortization and accretion totaled $2,392,866, which increased by $841,005 compared to $1,551,861 during Fiscal 2013 due primarily to the recognition of depreciation, amortization and accretion directly related to the maintenance of operational readiness and permitting compliance.

For Fiscal 2013, depreciation, amortization and accretion totaled $1,551,861, which increased by $276,304 compared to $1,275,557 during Fiscal 2012 as a result of the expansion in our operations.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During Fiscal 2014, we abandoned the Channen Project located in Texas with an acquisition cost of $428,164, the Todilto Project located in New Mexico with an acquisition cost of $166,720 and certain other interests located in Arizona, Colorado and Texas with a combined acquisition cost of $58,340. As a result, an impairment loss on mineral properties of $653,224 was reported on the consolidated statement of operations in Fiscal 2014. No impairment loss was recorded in Fiscal 2013 and Fiscal 2012.

Other Income and Expenses

During Fiscal 2014, other expenses totaled $3,208,222, which increased by $3,145,007 compared to $63,215 during Fiscal 2013. During Fiscal 2013, other expenses totaled $63,215, which decreased by $476,400 compared to $539,615 during Fiscal 2012.

The following summary provides a discussion of the major other expenses items, including analyses of the factors that caused any significant variances from year-to-year:

Interest and Finance Costs

During Fiscal 2014, interest and finance costs totaled $2,893,816 (Fiscal 2013: $32,758; Fiscal 2012: $30,898), comprised primarily of amortization of deferred financing costs of $167,047 (Fiscal 2013: $Nil; Fiscal 2012: $Nil), amortization of debt discount of $1,331,811 (Fiscal 2013: $4,583; Fiscal 2012: $Nil) and interest and standby fees of $1,372,222 (Fiscal 2013: $6,667; Fiscal 2012: $Nil) paid on long-term debt.

Loss on Fair Value of Variable Share Forward Contract

During Fiscal 2014, loss on fair value of variable share forward contract totaled $331,130 (Fiscal 2013: $Nil; Fiscal 2012: $Nil). Refer to Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for the fiscal year ended July 31, 2014.

Gain or Loss on Settlement of Current Liabilities

On July 30, 2014, the first anniversary of the closing of the Credit Facility, we paid the one-time fee of $150,000 through the issuance of 99,755 shares of the Company with a fair value of $170,581, resulting in the recognition of a loss on settlement of current liabilities of $20,581.

During Fiscal 2013, we made cash payments totaling $42,850 as full settlements for a total $53,759 in accounts payable and accrued liabilities assumed from the Cue acquisition, resulting in the recognition of a gain on settlement of current liabilities of $10,909.

During Fiscal 2012, we settled certain accounts payable and accrued liabilities assumed from the Cue and Concentric acquisitions totaling $710,646 by cash payments totaling $330,928 and the issuance of 40,312 shares of the Company with a fair value of $158,426, resulting in the recognition of a gain on settlement of current liabilities of $221,292.

Gain or Loss on Settlement of Asset Retirement Obligations

During Fiscal 2014, the Company settled asset retirement obligations of $12,146 with cash payments of $13,551. In connection with the release of the Mount Lucas Project to unrestricted use, the Company derecognized the remaining asset retirement obligation liabilities of $11,236 associated with the Mount Lucas Project. As a result, we recognized a gain on settlement of asset retirement obligations of $9,831.

During Fiscal 2013, the Company settled asset retirement obligations of $109,916 (Fiscal 2012: $619,772) with cash payments of $142,305 (Fiscal 2012: $1,064,220). As a result, we recognized a loss on settlement of asset retirement obligations of $32,389 (Fiscal 2012: $444,448).

Loss on Fair Value and Settlement of Convertible Debentures

During Fiscal 2012, the Company assumed the obligations of certain convertible debentures previously issued by Concentric with a combined estimated fair value of $1,707,938. During 2012, these convertible debentures were settled in full by cash payments totaling $1,370,486 and the issuance of 128,508 shares of the Company with a fair value of $699,340 for an aggregate value of $1,757,619, resulting in the recognition of a loss on settlement of convertible debentures of $312,207. During Fiscal 2012, the Company also recognized a loss on fair value of convertible debentures of $49,681.

Liquidity and Capital Resources

	July 31, 2014	July 31, 2013
Cash and cash equivalents	$8,839,892	$14,171,807
Current assets	11,567,034	16,527,822
Current liabilities	2,298,334	4,824,511
Working capital	9,268,700	11,703,311

At July 31, 2014, we had working capital of $9,268,700, a decrease of $2,434,611 from working capital of $11,703,311 at July 31, 2013. At July 31, 2014, we had $8,839,892 (July 31, 2013: $14,171,807) in cash and cash equivalents, which continues to represent the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

On September 5, 2013, we announced our strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. As a result, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project continued as planned, as well as further exploration and permitting activities completed at the Burke Hollow Project. As a result, we did not rely on cash flows generated from our mining activities during Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

No revenue from the sale of U3O8 was realized during Fiscal 2014. Although our planned principal operations have commenced from which significant revenues from sales of U3O8 were realized during Fiscal 2013 of $9,026,325 and Fiscal 2012 of $13,757,400, we have yet to achieve profitability and have had a history of operating losses and significant negative cash flow since inception. For Fiscal 2014, our net losses totaled $25,975,107 (Fiscal 2013: $21,863,091; Fiscal 2012: $25,083,720) and we had an accumulated deficit balance of $168,662,146 as at July 31, 2014. During Fiscal 2014, net cash flows decreased by $5,331,915 compared to decreases of $10,843,477 during Fiscal 2013 and $5,708,767 during Fiscal 2012.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012; however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive and future capital expenditures are expected to be substantial, and we will require significant additional financing to fund our operations, including continuing with our exploration and pre-extraction activities. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

Existing cash resources and anticipated sources of financing are expected to provide sufficient funds to meet our obligations and carry out our plan of operations for the fiscal year ending July 31, 2015 (“Fiscal 2015”). On this basis, we estimate that for Fiscal 2015, a total of up to $2.8 million will be incurred on our uranium projects for exploration and pre-extraction activities, such as permitting and drilling including related labor. We hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay with annual land-related payments totaling $1.1 million to maintain these rights in good standing.

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced on September 5, 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

  if the weakness in the market price of uranium experienced in Fiscal 2014 continues or weakens further during Fiscal 2015;
  if the weakness in the market price of our common stock experienced in Fiscal 2014 continues or weakens further during Fiscal 2015;
  if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our debt financing during Fiscal 2015, and it results in accelerated repayment of our indebtedness and/or enforcement by the lenders against certain key assets securing our indebtedness; and
  if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2015, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our continuation as a going concern for a period beyond Fiscal 2015 will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad and Burke Hollow Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Debt Financing

Pursuant to an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the “Amended Credit Facility”), which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), we entered into a $20,000,000 senior secured credit facility with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited, under which we received initial funding of $10,000,000 upon closing of the Credit Facility on July 30, 2013 and an additional $10,000,000 upon closing of the Amended Credit Facility on March 13, 2014.

The Amended Credit Facility is non-revolving with a four-year term maturing on July 31, 2017, and subject to an interest rate of 8% per annum on the principal balance outstanding, compounded and payable on a monthly basis, and various annual fees payable in cash and/or shares of the Company. Monthly principal repayments equal to one twelfth of the principal balance then outstanding are required to commence on July 31, 2016. The Amended Credit Facility is secured against the lease and related rights comprising the Hobson Processing Facility and the mineral and related rights comprising the Goliad Project.

We are required to use the proceeds of the Amended Credit Facility for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

Refer to Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for the fiscal year ended July 31, 2014.

Equity Financings

We filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million (the “2011 Shelf”).

On April 10, 2012, we completed a public offer and sale of 6,246,078 shares of the Company at a price of $3.60 per share for gross proceeds of $22.5 million pursuant to a prospectus supplement to the 2011 Shelf.

On October 23, 2013, we completed a public offer and sale of 3,380,954 units of the Company at a price of $2.10 per unit for gross proceeds of $7.1 million pursuant to a prospectus supplement to the 2011 Shelf. Each unit was comprised of one share of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one additional share for a total 1,859,524 shares of the Company.

A total of $34.4 million of the 2011 Shelf was utilized through these public offers and sales of shares and units, which included $4.8 million representing the aggregate exercise price of the share purchase warrants should they be exercised in full. We filed a further Form S-3 Registration Statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the 2011 Shelf, which increased the remaining amount available under the 2011 Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement to the 2011 Shelf providing for the public offer and sale of shares of the Company having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 with Cantor Fitzgerald & Co. as sales agent. At July 31, 2014, no public offer and sale of shares of the Company had been completed under the ATM Offering. Subsequent to July 31, 2014, we completed a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering.

The 2011 Shelf expired on September 2, 2014. As a result, no further public offer and sale of the Company’s shares may be completed through the ATM Offering under the 2011 Shelf.

We filed a second Form S-3 “Shelf” Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

Operating Activities

During Fiscal 2014, net cash used in operating activities was $21,268,103 (Fiscal 2013: $19,311,001; Fiscal 2012: $19,208,463). During Fiscal 2014, no revenue from the sale of U3O8 was realized. During Fiscal 2013, we received cash proceeds of $9,026,325 from sales of U3O8 totaling 220,000 pounds (Fiscal 2012: $13,757,400 from sales of U3O8 totaling 270,000 pounds). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses. In addition, during Fiscal 2014, we incurred expenditures totaling $13,551 (Fiscal 2013: $142,305; Fiscal 2012: $1,064,220) for cash settlement of asset retirement obligations.

Financing Activities

During Fiscal 2014, net cash provided by financing activities was $15,898,384 (Fiscal 2013: $9,414,538; Fiscal 2012: $20,191,533). During Fiscal 2014, we received additional net proceeds of $9,972,944 and during Fiscal 2013, initial net proceeds of $9,405,946 from the $20 million senior secured credit facility. During Fiscal 2014, we received net proceeds of $6,532,123 (Fiscal 2013: $Nil; Fiscal 2012: $20,968,743) through public offers and sale of our common stock. During Fiscal 2014, we received net proceeds of $27,400 (Fiscal 2013: $46,464; Fiscal 2012: $554,120) from the exercise of stock options and share purchase warrants. During Fiscal 2014, we paid transaction costs of $417,477 related to the loan facility and $217,269 related to the ATM Offering. During Fiscal 2012, the Company paid $1,370,486 in cash for settlement of convertible debentures assumed from the acquisition of Concentric Energy Corp.

Investing Activities

During Fiscal 2014, net cash provided by investing activities was $37,804 (Fiscal 2013: $947,014 used in; Fiscal 2012: $6,691,837 used in). During Fiscal 2014, the Company acquired mineral rights and properties totaling $161,800 (Fiscal 2013: $275,030; Fiscal 2012: $4,444,919) and purchased equipment totaling $163,276 (Fiscal 2013: $179,115; Fiscal 2012: $1,321,678). During Fiscal 2014, the Company received a reclamation deposit refund of $362,280 for the release of the Mount Lucas Project to unrestricted use. During Fiscal 2013 and 2012, the Company paid $497,869 and $932,740, respectively, for additional reclamation deposits relating to our uranium extraction and related activities.

Stock Options and Warrants

At July 31, 2014, the Company had stock options outstanding representing 7,987,214 common shares at a weighted-average exercise price of $2.10 per share and share purchase warrants outstanding representing 5,009,524 common shares at a weighted-average exercise price of $2.38 per share. At July 31, 2014, outstanding stock options and warrants represented a total 12,996,738 common shares issuable for gross proceeds of approximately $28,740,000 should these stock options and warrants be exercised in full. At July 31, 2014, outstanding in-the-money stock options and warrants represented a total 2,642,441 common shares exercisable for gross proceeds of approximately $1,497,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

For Fiscal 2015, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium prices. In terms of future growth, exploration and/or pre-extraction including permitting activities at other PAAs of the Palangana Mine and at the Goliad and Burke Hollow Projects are expected to continue as planned. We also plan on continuing to advance our projects outside of Texas, such as our Anderson Project in Arizona and Slick Rock Project in Colorado for which Preliminary Economic Assessments have recently been completed.

Material Commitments

Long-Term Debt Obligations

Pursuant to the Amended Credit Facility described above, which supersedes in its entirety the Credit Facility described above, we entered into a $20,000,000 senior secured credit facility with Sprott Resource Lending Partnership and CEF (Capital Markets) Limited, under which we received initial funding of $10,000,000 upon closing of the Credit Facility on July 30, 2013 and an additional $10,000,000 upon closing of the Amended Credit Facility on March 13, 2014.

The Amended Credit Facility is non-revolving with a four-year term maturing on July 31, 2017, and subject to an interest rate of 8% per annum on the principal balance outstanding, compounded and payable on a monthly basis, and various annual fees payable in cash and/or shares of the Company. Monthly principal repayments equal to one twelfth of the principal balance then outstanding are required to commence on July 31, 2016.

The Amended Credit Facility requires scheduled payments of principal, interest and fees and includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness. If we become unable to make these scheduled payments or if we do not comply with any one or more of these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness. Furthermore, such default could result in the enforcement by the lenders against certain assets securing our indebtedness, which include the lease and related rights comprising the Hobson Processing Plant and the mineral and related rights comprising the Goliad Project. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

At July 31, 2014, we have made all scheduled payments and complied with all of the covenants under the Amended Credit Facility, and we expect to continue complying with all scheduled payments and covenants during our fiscal year ending July 31, 2015.

	Payment Due by Period
		Less Than 1			More Than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations - Principal	$20,000,000	$-	$20,000,000	$-	$-
Long-Term Debt Obligations - Interests and Fees	4,092,963	1,672,222	2,420,741	-	-
Asset Retirement Obligations	6,382,549	198,816	2,058,932	-	4,124,801
Operating Lease Obligations	264,292	227,423	36,869	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total	$30,739,804	$2,098,461	$24,516,542	$-	$4,124,801

At July 31, 2014, we were renting or leasing office premises in Texas, U.S.A, Vancouver, British Columbia, Canada and in Paraguay for total monthly payments of $20,171. Office lease agreements expire between October 2014 and January 2016 for the United States and Canada.

Commitments for Management Services

At July 31, 2014, we were committed to paying our key executives a total of $511,321 per year for management services.

Uranium Delivery Commitments

We entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8  by us over a three-year period starting in August 2011. The sales price was based on published market price indicators at the time of delivery. During Fiscal 2012 and 2013, a total of 290,000 pounds of U3O8 were sold under this contract and during Fiscal 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company. At July 31, 2014, we had no uranium supply or “off-take” agreements in place.

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

Mineral rights are assessed for impairment indicators by management on a quarterly basis and tested for impairment of carrying value when an impairment indicator exists. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the reclamation of the surface areas and restoration of underground water quality for our mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred at each project. Such estimates are determined by our engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

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

On a quarterly basis, we review the assumptions used to estimate the expected cash flows required to settle the assets retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligation, as well as changes in the legal obligation requirements at each of our mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

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

Subsequent Event

Other than as already disclosed elsewhere in this Form 10-K Annual Report, the Company has the following subsequent event to report:

Subsequent to July 31, 2014, stock options were granted under the 2014 Stock Incentive Plan to the Company’s directors, officers, employees and consultants to purchase a total of 7,540,000 shares of the Company exercisable at a price of $1.32 per share over a five-year term with vesting provisions over an 18-month period.

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

Uranium Price Risk

We are subject to market risk related to the market price of uranium. At July 31, 2014, we had no uranium supply or “off-take” agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2014 are included in this Form 10-K beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets;
•	Consolidated Statements of Operations and Comprehensive Loss;
•	Consolidated Statements of Cash Flows;
•	Consolidated Statements of Stockholders’ Equity; and
•	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013

Sales	$-	$-	$-	$-
Net loss	(6,219,172)	(6,697,107)	(7,178,894)	(5,879,934)
Total comprehensive loss	(6,219,156)	(6,704,335)	(7,182,920)	(5,882,235)
Basic and diluted loss per share	(0.07)	(0.08)	(0.08)	(0.07)
Total assets	64,907,320	70,496,960	67,320,964	73,692,104

	For the Quarters Ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012

Sales	$1,980,000	$2,789,325	$2,103,750	$2,153,250
Net loss	(5,077,213)	(3,900,045)	(5,588,210)	(7,297,623)
Total comprehensive loss	(5,050,693)	(3,900,279)	(5,591,888)	(7,298,104)
Basic and diluted loss per share	(0.06)	(0.05)	(0.06)	(0.09)
Total assets	73,250,001	67,927,245	72,188,198	76,682,464

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

As of July 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and SEC guidance on conducting such assessments. Based on that evaluation, the Company’s management concluded that, as at July 31, 2014, such internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 10, 2014 are as follows:

Name	Age	Position with the Company
Amir Adnani	36	President, Chief Executive Officer, Principal Executive Officer and a director
Alan Lindsay	64	Chairman and a director
Ivan Obolensky	89	A director
Vincent Della Volpe	72	A director
David Kong	68	A director
Ganpat Mani	67	A director
Mark Katsumata	48	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	52	Executive Vice President

The following describes the business experience of each of our directors, including other directorships held in reporting companies:

Amir Adnani. Mr. Adnani is a founder of our Company and has served as the President, Chief Executive Officer and a director since January 2005. Under his leadership, UEC moved from concept to initial production in the U.S. in five years, and has developed a pipeline of low-cost, near-term production projects.

Mr. Adnani has been invited to speak at prominent industry conferences organized by the International Atomic Energy Agency, World Nuclear Fuel Market and the Milken Institute. He is a frequent contributor to the business media including The Wall Street Journal, Bloomberg, CNBC and Fox Business News.

Fortune magazine distinguishes Mr. Adnani on their “40 Under 40, Ones to Watch” list of North American executives. He is recognized by a qualified resource industry investment advisory, Casey Research, as one of the sector’s leading entrepreneurs and executives, a list researched and known as “Casey’s NexTen.” He is a nominee for Ernst & Young’s “Entrepreneur of the Year” distinction.

Mr. Adnani is the founder and Chairman of Brazil Resources Inc., a publicly-listed gold exploration company that is growing through acquisitions of projects of merit in the gold districts of Brazil. In addition, he has served as a director of Garnero Group Acquisition Company, a U.S. reporting company, since June 2014. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and serves on the university’s Alumni Advisory Board.

The Board of Directors has concluded that Mr. Adnani should serve as a director given his involvement with our Company since its inception and his experience in the uranium industry.

Alan Lindsay. Mr. Lindsay is a co-founder of our Company and has served as Chairman of our Company since December 2005. Mr. Lindsay continues to serve as Chairman and a director of Bullfrog Gold Corp. listed on the OTCBB since July 2011. Mr. Lindsay was a co-founder of MIV Therapeutics, Inc., a biomedical company focused on biocompatible coating technology for stents and medical devices, and served as a director from October 2001 to March 2010, and as Chief Executive Officer from October 2001 to January 2008. Mr. Lindsay was a co-founder of TapImmune Inc., a development stage biotechnology company, and served as Chairman and a director from December 2005 to July 2009. Mr. Lindsay was a founder of Strategic American Oil Corporation (now known as Hydrocarb Energy Corp.), and served as an officer and director from April to July 2005 and from April 2007 to December 2010.

Mr. Lindsay was a founder of Azco Mining Inc. (now known as Santa Fe Gold Corp.) and served as Chairman, President and Chief Executive Officer from 1992 to 2000. Azco Mining Inc. was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994. Mr. Lindsay was a co-founder of Anatolia Minerals Development Limited (now known as Alacer Gold Corp.) and New Oroperu Resources Inc., two publicly traded companies with gold discoveries and listed on the Toronto Stock Exchange and the TSX Venture Exchange (the “TSX-V”), respectively. Mr. Lindsay served as a director of Terra Firma Resources Inc. listed on the TSX-V from August 2011 to July 2013. From 2005 to 2008, Mr. Lindsay served as a director of Hana Mining Ltd., a formerly public company listed on the TSX-V.

The Board of Directors has concluded that Mr. Lindsay should serve as a director given that he is one of the co-founders of our Company and his involvement with our Company since its inception, and also given his business experience with other public companies.

Ivan Obolensky. Mr. Obolensky has served on our Board of Directors since April 2007. Mr. Obolensky has over 40 years of experience in investment banking as a supervisory financial analyst, with specific expertise in the defense, aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. Mr. Obolensky is a senior associate of the Scott Abraham Investment Group with Raymond James & Associates, Inc. He has also been a Senior Executive of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, CB Richard Ellis Moseley Hallgarten and Wellington Shields & Co. LLC, from November 1990 to April 2014. Mr. Obolensky is a Registered Investment Advisor and a long-time member of the New York Society of Security Analysts and the CFA Institute. As the 21-year President of the Josephine Lawrence Hopkins Foundation, he served as a 33º Master Mason and a Past Grand Treasurer of the Grand Lodge of the State of New York, where he presently serves as Chairman of its “watchdog” Financial Oversight Committee for the Masonic Brotherhood Foundation. Professionally, he has made frequent appearances as a guest of CNBC, CNNfn and Bloomberg TV. Mr. Obolensky is also a pro-active board member of several charitable organizations: The Children’s Cancer & Blood Foundation; The Bouverie Audubon Preserve of Glen Ellen California; The Police Athletic League of New York City; and General “Blackjack” Pershing’s Soldiers’, Sailors’, Marines’, and Airmen’s Club, where he is also Chairman and CEO. He is a graduate of Yale University, attended Law School at the University of Virginia, and is a Lieutenant (Jg) US Naval Air Corps, USNR (Ret.).

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

David Kong. Mr. Kong became a director of our Company on January 5, 2011. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the Toronto Stock Exchange since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the New York Stock Exchange and the Toronto Stock Exchange since November 2011, as a director of Brazil Resources Inc., a public company listed on the TSX-V since October 2010, and as a director of New Era Minerals Inc., a public Company listed on the TSX-V since June 2014. Mr. Kong served as a director of IDM International Limited, a public company listed on the Australian Stock Exchange from November 2011 to October 2012, as a director of Channel Resources Ltd., a public company listed on the TSX-V from July 2010 to June 2012 and as a director of Hana Mining Ltd., a formerly public company listed on the TSX-V from July 2010 to February 2013, when it was privatized. Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation in British Columbia in 1978 and his U.S. CPA (Illinois) designation in 2002. Mr. Kong was a partner at Ellis Foster, Chartered Accountants from 1981 to 2004, before merging with Ernst & Young LLP in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

The Board of Directors has concluded that Mr. Kong should serve as a director given his business experience, accounting and financial expertise.

Ganpat Mani. Mr. Mani became a director of our Company on June 2, 2014. From 2009 to 2013, Mr. Mani was President and Chief Executive Officer of ConverDyn, a partnership between affiliates of Honeywell International Inc. and General Atomics, which specializes in the nuclear fuel conversion trade. During this time he also served as a director of the Nuclear Energy Institute and was a member of the U.S. Civil Nuclear Trade Advisory Committee. He is a highly experienced negotiator of contracts with major private and state-owned corporations in Asia, Europe and the U.S. Notably, Mr. Mani negotiated the agreement for the return of uranium feed from the Metropolis conversion facility under the Megatons to Megawatts program between the U.S. and Russia. He also met with government and industry organizations as part of the U.S. Department of Commerce’s multiple nuclear trade missions to India.

From 1994 to 2007, Mr. Mani held several senior marketing positions with ConverDyn, including having served as Senior Vice President. At ConverDyn, he was responsible for relations with major nuclear utilities in Asia, Europe and the U.S. and with enrichment companies in Europe and the U.S. He has prepared position papers and draft legislative language for, and represented ConverDyn in, meetings with the U.S. Departments of Commerce, Energy and State and with industry trade organizations. From 1973 to 1994, Mr. Mani worked at Honeywell International Inc. (formerly Allied-Signal Inc.), where his career spanned a variety of functional areas and product lines.

Mr. Mani holds an MBA from Rutgers University and a Bachelor of Technology Degree in Metallurgical Engineering from Loughborough University, UK.

The Board of Directors has concluded that Mr. Mani should serve as a director given his expertise and experience in the uranium industry, particularly his in-depth knowledge of the global nuclear fuel market.

The following describes the business experience of each of the non-director executive officers of our Company:

Mark Katsumata. Since January 5, 2011, Mr. Katsumata has served as our Secretary, Treasurer and Chief Financial Officer. Mr. Katsumata was previously a director of our Company and the Chairman of our Audit Committee from May 11, 2009 until January 5, 2011. Mr. Katsumata has been a member in good standing of the Certified General Accountants’ Association of British Columbia and Canada since 1997, and has over 20 years of senior management experience serving as the Chief Financial Officer/Vice President, Finance of a number of NYSE MKT, Toronto Stock Exchange and TSX-V-listed mining companies. Prior to that, Mr. Katsumata was involved as the external auditor of publicly-traded mining companies. Mr. Katsumata was previously the Chief Financial Officer/Vice President, Finance of Denison Mines Corp., an NYSE MKT and Toronto Stock Exchange-listed uranium producer and explorer.

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 8, 2014. Mr. Melbye is a 30 year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in making nuclear power a clean, affordable and reliable source of energy to meet the world’s ever expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. He is also Vice President Commercial of the Uranium Participation Corporation managing an Exchange Traded Fund, which allows investors to buy and hold physical uranium. In addition, Mr. Melbye is Principal of Castle Rock Uranium LLC, a uranium investment and consulting company based in Denver, Colorado. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded the company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time the company was publically traded on the Toronto Stock Exchange. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan, Australia and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom.

Prior to this, Mr. Melbye spent 22 years with the Cameco Group of companies, both in the Saskatoon head office and with their U.S. subsidiaries. He most recently served as President of Cameco Inc., the subsidiary responsible for managing the company’s world-wide uranium marketing and trading activities (annual sales exceeding 30 million pounds U3O8 through established relationships with most global nuclear utilities). Previous experience includes uranium brokerage and trading at Nukem Inc. in New York, and nuclear fuel procurement at the Palo Verde Nuclear Generating Station in Arizona.

Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, U.S. and Canadian trade missions to markets such as China, India, United Arab Emirates and Mexico. In 1999, Mr. Melbye provided expert testimony in support of Kazakhstan before the International Trade Commission in Washington, D.C., which lifted trade restrictions on Kazakh uranium in the United States. He currently serves as Chair of the Board of Governors of the World Nuclear Fuel Market (WNFM), and is President of the Uranium Producers of America (UPA). The UPA is the domestic uranium mining industry organization which promotes rational regulatory policy and responsible disposition of U.S. Department of Energy inventories. He was also elected to the Nuclear Energy Institute Board of Directors. Mr. Melbye has been active in grassroots Republican politics, having worked on two United States Senate races and serving with Minnesota Governor, Tim Pawlenty, on the statewide leadership team for Bush/Cheney ’04. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

Alan Lindsay is the father-in-law of Amir Adnani.

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

i)

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

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Corporate Governance and Nominating Committee

Our Board of Directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board. The Corporate Governance and Nominating Committee is comprised of Vincent Della Volpe, Ivan Obolensky and David Kong. Mr. Della Volpe is the Chairman of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE MKT.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during the fiscal year ended July 31, 2014, within two business days as required by the SEC, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Andrew William Kurrus III	1	1
Leonard Garcia	1	2
Pat Obara	1	2

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our Board of Directors has established a Compensation Committee that operates under a written charter approved by the Board. The Compensation Committee is comprised of Vincent Della Volpe, Ivan Obolensky and David Kong. Mr. Della Volpe is the Chairman of the Compensation Committee. All of the members of the Compensation Committee qualify as independent directors under the listing standards of the NYSE MKT. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The independence of the Compensation Committee members is re-assessed regularly by the Company.

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

Consistent with good governance practices, in May 2012, the Compensation Committee retained an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans.

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

  to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and

  to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

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
  an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and
  compensation should be transparent to the Board of Directors, executives and shareholders.

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

Short-Term Incentive (Cash)

The short-term incentive plan is a variable component of compensation and has the objective of motivating the executive officers to achieve pre-determined objectives and to provide a means to reward the achievement of corporate milestones and fulfillment of the annual business plan.

Historically, the amount of the short-term incentive awards paid to the Company’s executive officers was determined by the Company’s Compensation Committee on a discretionary basis, given the Company’s stage of development and its transitional stage of growth, based on the expected benefits to the Company for meeting its performance targets, the Company’s available resources and market conditions. In Fiscal 2014, the Compensation Committee undertook a comprehensive review of the Company’s short-term incentive plan. The Compensation Committee considered the advice of its independent compensation advisor and recommendations issued by leading independent proxy advisors to develop a more objective approach for determining annual incentive awards.

In Fiscal 2014, the Compensation Committee established guidelines for the amount of annual incentive awards payable to the executives as a percentage of an executive’s base salary for specific performance targets and levels achieved. The Compensation Committee established minimum performance targets and levels, and maximum incentive awards, with no incentive compensation payable for performance falling below minimum performance levels and maximum incentive compensation equivalent to 200% of an executive’s base salary payable for superior performance across all performance levels. In determining the appropriate performance targets and levels the Compensation Committee considered operating targets for the year, the Company’s overall business and strategic plan and prevailing market conditions.

In Fiscal 2014, the Compensation Committee approved the following guidelines for the payment of incentive awards to the executives:

  annual incentive awards shall be payable for performance meeting or exceeding target performance levels;

  a maximum incentive award equivalent to 60% of an executive’s base salary shall be payable for performance meeting target performance levels;
  a maximum incentive award equivalent to 120% of an executive’s base salary shall be payable for performance meeting superior performance levels;
  no annual incentive awards shall be payable for performance falling below target performance levels;
  the value of individual performance targets shall be determined by the Compensation Committee;
  the payment of annual incentive awards shall be subject to a determination by the Board of Directors that the Company maintains sufficient cash on hand to meet the Company’s financial obligations as determined on the date of payment; and
  annual incentive awards shall be subject to a provision for recovery or “clawback” if a payment is subsequently determined by the Board of Directors to have been based on materially inaccurate financial statements or materially inaccurate performance criteria.

The Compensation Committee determined that it would continue evaluating and evolving the compensation program design against best market practices as the Company experiences further growth.

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

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of options.

The Board of Directors fixes the exercise price of the options at the time of the grant at the NYSE MKT closing price of our common shares.

No long-term equity incentive plan awards were awarded to the executive officers in Fiscal 2014.

In Fiscal 2014, the Compensation Committee undertook a comprehensive review of the Company’s long-term incentive plan. The Compensation Committee considered the advice of its independent compensation advisor and recommendations issued by leading independent proxy advisors to enhance governance practices within its long-term incentive plan. The Compensation Committee recommended modifications to the Company’s long-term incentive plan and on June 9, 2014 our Board of Directors adopted the Company’s 2014 Stock Incentive Plan. On July 24, 2014 our shareholders ratified the 2014 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay over the last three fiscal years:

			Cash Bonus	Stock Options	At-Risk Pay	All Other
		Base Salary	(STIP)	(LTIP)	(STIP + LTIP)	Compensation
Name and Principal Position	Fiscal Year	(%)	(%)	(%)	(%)	(%)
Amir Adnani,	2014	61%	39%	0%	39%	0%
President and Chief Executive Officer	2013	67%	33%	0%	33%	0%
	2012	46%	32%	22%	54%	0%

Harry Anthony,	2014	27%	10%	0%	10%	62%
Former Chief Operating Officer (1)	2013	63%	37%	0%	37%	0%
	2012	42%	34%	24%	58%	0%

Mark Katsumata,	2014	76%	24%	0%	24%	0%
Secretary, Treasurer and Chief Financial Officer(2)	2013	82%	18%	0%	18%	0%
	2012	51%	16%	33%	49%	0%

Notes:

(1)

Mr. Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013. Mr. Anthony’s compensation as Senior Advisor is reflected in the column entitled “All Other Compensation”.

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

Review of Senior Executive Officer Performance

On an annual basis, the Compensation Committee reviews the overall compensation package for our senior executive officers and evaluates executive officer performance relative to corporate goals. The Compensation Committee has the opportunity to meet with the senior executive officers at various times throughout the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. The executive officers are not present during voting or deliberations of the Compensation Committee relating to executive compensation.

The compensation for the senior executive officers is based on a calendar year as determined by the Compensation Committee, which considers compensation paid to other executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. When reviewing the executive’s performance for the 2013 calendar year, the Compensation Committee took into consideration both individual and corporate performance levels. The executive performance targets for the 2013 calendar year were as follows:

  secure adequate financing within a challenging post-Fukushima environment;
  establish a strategic plan to adapt to the existing uranium market;
  expansion of the resource base;
  advancement of the Company’s projects; and
  corporate performance.

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

  completion of a $20,000,000 senior secured credit facility for an initial funding of $10,000,000 with an additional funding of $10,000,000 available for drawdown as at December 31, 2013;

  completion of a public offer and sale of 3,380,954 units of the Company at a price of $2.10 per unit for gross proceeds of $7.1 million, each unit comprised of one share of the Company and 0.55 of one share purchase warrant (each whole warrant exercisable at a price of $2.60 for a three year period to purchase one additional share for a total 1,859,524 shares of the Company);
  implementation of a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, resulting in uranium extraction at PAA-1, 2 and 3 of the Palangana Mine operating at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium prices;
  advancement of permitting at other PAAs of the Palangana Mine;
  advancement of the construction of the satellite facility and wellfield for the Goliad Project;
  advancement of permitting and completion of exploration activities including drilling at the Burke Hollow Project;
  completion of a Technical Report dated February 21, 2013 for the Slick Rock Project prepared in accordance with the provisions of NI 43-101 which established the existence of mineralized materials; and
  completion of a Technical Report dated February 27, 2013 for the Burke Hollow Project prepared in accordance with the provisions of NI 43-101 which established the existence of mineralized materials.

Executive and Director Compensation

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

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

  appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
  retained an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors;
  the use of deferred equity compensation in the form of stock options to encourage a focus on long-term corporate performance versus short-term results;
  disclosure of executive compensation to stakeholders;
  established a clawback policy applicable to all cash and equity incentive compensation; and
  adoption of say-on-pay.

Clawback Policy

We adopted a clawback policy as an additional safeguard to mitigate compensation risks. The clawback policy applies to all cash and equity incentive compensation and provides that the Board of Directors may seek reimbursement for compensation awarded to an executive in situations where (a) payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of the Company’s financial statements filed with any securities regulatory authority, (b) the executive engaged in gross negligence, intentional misconduct or fraud that caused, or partially caused, the need for a restatement, or (c) the incentive compensation would have been lower had the financial results been properly reported.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2014 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 90.06% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during our fiscal year ended July 31, 2014, was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during our fiscal year ended July 31, 2014, there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

By: Vincent Della Volpe, Ivan Obolensky and David Kong.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2014, 2013 and 2012 (each a “Named Executive Officer”):

							Non-Qualified
						Non-Equity	Deferred	All Other
				Stock	Options	Incentive Plan	Compensation	Compen-
Name and Principal Position	Year	Salary(1)	Bonus	Awards	Awards(2)	Compensation	Earnings	sation	Total(3)
Amir Adnani,	2014	$390,000	$250,000	$-	$-	$-	$-	$-	$640,000
President and Chief Executive Officer	2013	378,251	189,000	-	-	-	-	-	567,251
	2012	387,005	270,000	-	185,382	-	-	-	842,387

Harry Anthony,(4)	2014	65,596	25,000	-	-	-	-	150,000	240,596
Former Chief Operating Officer	2013	316,642	189,000	-	-	-	-	-	505,642
	2012	327,346	270,000	-	185,382	-	-	-	782,728

Mark Katsumata,(5)	2014	158,651	51,244	-	-	-	-	-	209,895
Secretary, Treasurer	2013	155,000	34,764	-	-	-	-	-	189,764
and Chief Financial Officer	2012	156,851	49,574	-	102,990	-	-	-	309,415

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
(4)

Mr. Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013. Mr. Anthony’s compensation as Senior Advisor is reflected in the column entitled “All Other Compensation”.

(5)

Mr. Katsumata was appointed as Secretary, Treasurer and Chief Financial Officer of our Company effective January 5, 2011. The Company pays Mr. Katsumata in Canadian currency. For the purpose of reporting the salary paid to Mr. Katsumata the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.

No Grants of Plan Based Awards

The Company did not grant any plan based awards to the Named Executive Officers during the fiscal year ended July 31, 2014 under any plan.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2014, relating to options that have been granted to the Named Executive Officers:

	Option Awards					Stock Awards
								Equity Incentive	Equity Incentive
			Equity Incentive				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Plan Awards:			Number	Value of	Number of	Market or Payout
	Securities	Securities	Securities			of Shares	Shares or	Unearned	Value of
	Underlying	Underlying	Underlying			or Units	Units of	Shares, Units or	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	of Stock	Stock That	other Rights	Units or other
	Options	Options	Unearned	Exercise	Expiration	That Have	Have Not	That Have Not	Rights That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Vested	Vested	Not Vested
Amir Adnani,	139,634	-	-	$0.45	January 1, 2017	-	$-	$-	$-
President	250,000	-	-	0.45	April 7, 2018	-	-	-	-
and Chief Executive Officer	250,000	-	-	2.40	August 26, 2019	-	-	-	-
	250,000	-	-	2.43	August 13, 2020	-	-	-	-
	90,000	-	-	2.78	September 26, 2021	-	-	-	-

Harry L. Anthony,	250,000	-	-	2.40	August 26, 2019	-	-	-	-
Former Chief Operating Officer	250,000	-	-	2.43	August 13, 2020	-	-	-	-
	90,000	-	-	2.78	September 26, 2021	-	-	-	-

Mark Katsumata,	75,000	-	-	1.50	May 8, 2019	-	-	-	-
Secretary, Treasurer	75,000	-	-	2.40	August 26, 2019	-	-	-	-
and Chief Financial Officer	67,500	-	-	2.43	August 13, 2020	-	-	-	-
	50,000	-	-	2.78	September 26, 2021	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercised and stock awards vested for the Named Executive Officers for the fiscal year ended July 31, 2014:

	Option Awards		Stock Awards
Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
Name	Exercise	Exercise(1)	Acquired on Vesting	Vesting
Amir Adnani, President and Chief Executive Officer	-	$-	-	$-
Harry Anthony, Former Chief Operating Officer	631,250	422,281	-	-
Mark Katsumata, Chief Financial Officer	-	-	-	-

Note:

(1)	The value realized on exercise is based on the difference between the closing sale price on the date of exercise and the exercise price of each option.

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

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended July 31, 2014:

	Fees					Non-Qualified
	Earned Or				Non-Equity	Deferred
	Paid In	Cash	Stock	Options	Incentive Plan	Compensation	All Other
Name (1)	Cash	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Alan P. Lindsay	$72,000	$-	$40,000	$-	$-	$-	$-	$112,000
David Kong	23,293	-	15,000	-	-	-	-	38,293
Ganpat Mani (2)	3,333	-	-	-	-	-	-	3,333
Ivan Obolensky	20,000	10,000	-	-	-	-	-	30,000
Katharine Armstrong (3)	16,667	10,000	-	-	-	-	-	26,667
Vincent Della Volpe	20,000	10,000	-	-	-	-	-	30,000

Note:
(1)	Information for Amir Adnani and Harry Anthony is included in the Summary Compensation Table for Named Executive Officers and is not reported in the Director Compensation section of this Annual Report.
(2)	Ganpat Mani was appointed as a director of our Company effective June 2, 2014.
(3)	Katharine Armstrong resigned as a director of our Company effective June 2, 2014.

As of July 31, 2014, our directors held options to acquire an aggregate of 2,634,634 shares of our common stock as follows: Alan Lindsay: 1,065,000 options; Amir Adnani: 979,634 options; Ivan Obolensky: 220,000 options; Vincent Della Volpe: 270,000 options; David Kong: 100,000 options and Ganpat Mani: Nil options.

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

David Kong, Ivan Obolensky, Vincent Della Volpe and Ganpat Mani are independent directors of the Company. Mr. Kong serves as Chairman of the Company’s Audit Committee and Mr. Della Volpe serves as Chairman of the Company’s Compensation Committee and as Chairman of the Company’s Corporate Governance and Nominating Committee. The independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees as follows:

  David Kong (CAD$25,000 per year);
  Ivan Obolensky ($20,000 per year);
  Vincent Della Volpe ($20,000 per year); and
  Ganpat Mani ($20,000 per year).

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

Directors’ and Officers’ Insurance

The Company has purchased a policy of insurance for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to this policy for the fiscal year ended July 31, 2014, was $71,663. The policy does not specify that any part of the premium is paid in respect of either directors as a group or officers as a group. The entire premium is paid by the Company. The current annual policy limit is $10,000,000 subject to a deductible of up to $100,000 per claim and $250,000 per securities claim.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 8, 2014, there were 91,360,383 shares of common stock issued and outstanding.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)	Beneficial Ownership

Directors and Officers:

Amir Adnani 320 - 1111 West Hastings Street Vancouver, British Columbia, Canada, V6E 2J3	3,195,112(2)	3.4%

Alan Lindsay 320 - 1111 West Hastings Street Vancouver, British Columbia, Canada, V6E 2J3	2,468,386(3)	2.7%

Ivan Obolensky 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	288,419(4)	*

Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	313,750(5)	*

David Kong 320 - 1111 West Hastings Street Vancouver, British Columbia, Canada, V6E 2J3	152,037(6)	*

Ganpat Mani(7) 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	25,000(7)	*

Mark Katsumata 320 - 1111 West Hastings Street Vancouver, British Columbia, Canada, V6E 2J3	409,839(8)	*

Scott Melbye 500 N. Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	82,500(9)	*

All directors and executive officers as a group (8 persons)	6,935,043(10)	7.3%

Major Shareholder:

~~-~~	~~-~~	~~-~~

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of October 8, 2014, there were 91,360,383 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 1,837,478 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife, (iii) vested stock options to purchase 979,634 shares of our common stock and (iv) options to purchase 375,000 shares of our common stock that vest within 60 days of October 8, 2014.

(3)

This figure represents (i) 1,164,886 shares of common stock, (ii) 163,500 shares of common stock held of record by Mr. Lindsay's wife, (iii) vested stock options to purchase 1,065,000 shares of our common stock and (iv) options to purchase 75,000 shares of our common stock that vest within 60 days of October 8, 2014. Mr. Lindsay is the father-in- law of Mr. Adnani.

(4)

This figure represents (i) 18,419 shares of common stock, (ii) vested stock options to purchase 220,000 shares of our common stock and (iii) options to purchase 50,000 shares of our common stock that vest within 60 days of October 8, 2014.

(5)

This figure represents (i) vested stock options to purchase 270,000 shares of our common stock and (ii) options to purchase 43,750 shares of our common stock that vest within 60 days of October 8, 2014.

(6)

This figure represents (i) 8,287 shares of common stock, (ii) vested stock options to purchase 100,000 shares of our common stock and (iii) options to purchase 43,750 shares of our common stock that vest within 60 days of October 8, 2014.

(7)	This figure represents stock options to purchase 25,000 shares of our common stock that vest within 60 days of October 8, 2014.
(8)

This figure represents (i) 4,839 shares of common stock, (ii) vested stock options to purchase 267,500 shares of our common stock and (iii) options to purchase 137,500 shares of our common stock that vest within 60 days of October 8, 2014.

(9)	This figure represents (i) 7,500 shares of common stock and (ii) options to purchase 75,000 shares of our common stock that vest within 60 days of October 8, 2014.
(10)

This figure represents (i) 3,207,909 shares of common stock, (ii) vested stock options to purchase 2,902,134 shares of our common stock and (iii) options to purchase 825,000 shares of our common stock that vest within 60 days of October 8, 2014.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described below, the Company was not involved in any transactions during the fiscal year ended July 31, 2014, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which related persons had or will have a direct or indirect material interest:

  incurred $152,090 in general and administrative costs paid to a company controlled by a direct family member of a current officer (Mr. Adnani).

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers. The charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that Ivan Obolensky, Vincent Della Volpe, David Kong and Ganpat Mani each qualify as independent directors under the listing standards of the NYSE MKT.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2014 and 2013. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended	Year Ended
	July 31, 2014	July 31, 2013
Audit Fees	$445,355	$382,400
Audit Related Fees	-	-
Tax Fees	66,207	191,578
Total	$511,562	$573,978

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit

2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including Concentric Disclosure Schedule pursuant thereto (15)

2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. (17)

3.1	Articles of Incorporation, as amended (1)

3.1.1	Certificate of Amendment to Articles of Incorporation (2)

3.2	Bylaws, as amended *

4.1	Form of Indenture (27)

10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)

10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)

10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)

10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)

10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)

10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)

10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)

10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)

10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)

10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)

10.11	2009 Stock Incentive Plan (10)

10.12	Uranium Mining Lease dated October 6, 2004 (11)

10.13	Uranium Mining Lease dated August 24, 2005 (11)

10.14	Uranium Mining Lease dated August 24, 2005 (11)

10.15	Uranium Mining Lease dated October 6, 2004 (11)

10.16	Uranium Mining Lease dated December 19, 2005 (11)

10.17	Uranium Mining Lease dated April 9, 2007 (11)

10.18	Plant Site Surface Lease dated May 30, 2007 *

10.19	Uranium Mining Lease dated September 1, 2005 *

10.20	Uranium Mining Lease dated January 14, 2005 *

10.21	Uranium Mining Lease dated March 24, 2005 *

10.22	Uranium Mining Lease dated February 15, 2006 *

10.23	Uranium Mining Lease dated May 24, 2008 *

10.24	Uranium Mining Lease dated February 20, 2012 *

10.25	Uranium Mining Lease dated May 15, 2009 *

10.26	Uranium Mining Lease dated February 21, 2012 *

10.27	State Mining Lease dated July 6, 2011 *

10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)

10.29	2009 Stock Incentive Plan, as amended (13)

10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)

10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)

10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (18)

10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. (19)

10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (20)

10.35	Credit Agreement dated as of July 30, 2013 (21)

10.36	Form of Indemnification Agreement (22)

10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)

10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)

10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)

10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)

10.41	2013 Stock Incentive (25)

10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (46)

10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)

10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)

10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)

10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)

21.1	Subsidiaries of Uranium Energy Corp. *

23.1	Consent of Independent Auditors, Ernst & Young LLP *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
*	Filed herewith

 _______

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. at July 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 10, 2014 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 10, 2014	Chartered Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Uranium Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2014 of Uranium Energy Corp., and our report dated October 10, 2014 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 10, 2014	Chartered Accountants

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	Notes	July 31, 2014	July 31, 2013

CURRENT ASSETS
Cash and cash equivalents		$8,839,892	$14,171,807
Available-for-sale securities		4,811	18,350
Accounts and interest receivable		15,061	45,584
Inventories	3	1,896,475	975,719
Prepaid expenses and deposits		726,984	1,098,026
Current portion of deferred financing costs		83,811	218,336
		11,567,034	16,527,822

DEFERRED FINANCING COSTS		167,621	200,141
MINERAL RIGHTS AND PROPERTIES	4	39,488,699	41,785,852
PROPERTY, PLANT AND EQUIPMENT	5	8,005,337	8,695,277
RECLAMATION DEPOSITS	6	5,678,629	6,040,909
		$64,907,320	$73,250,001

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,088,284	$3,978,867
Due to related parties	7	11,234	9,571
Current portion of asset retirement obligations	9	198,816	836,073
		2,298,334	4,824,511

DEFERRED INCOME TAX LIABILITIES	12	711,477	781,186
LONG-TERM DEBT	8	18,705,137	6,957,219
ASSET RETIREMENT OBLIGATIONS	9	3,768,773	3,242,007
		25,483,721	15,804,923

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 90,966,558 shares issued and outstanding (July 31, 2013 - 86,032,285)	10	90,972	86,036
Additional paid-in capital		208,008,312	200,046,081
Accumulated deficit		(168,662,146)	(142,687,039)
Accumulated other comprehensive loss		(13,539)	-
		39,423,599	57,445,078
		$64,907,320	$73,250,001

COMMITMENTS AND CONTINGENCIES	15
SUBSEQUENT EVENTS	10

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Year Ended July 31,
	Notes	2014	2013	2012

SALES		$-	$9,026,325	$13,757,400

COSTS AND EXPENSES
Cost of sales		-	8,016,265	8,112,040
Inventory write-down	3	804,060	425,208	-
Mineral property expenditures	4	9,160,648	10,010,691	14,938,722
General and administrative	7, 10	9,825,796	10,832,929	14,036,974
Depreciation, amortization and accretion	4, 5, 9	2,392,866	1,551,861	1,275,557
Impairment loss on mineral properties	4	653,224	-	-
		22,836,594	30,836,954	38,363,293
LOSS FROM OPERATIONS		(22,836,594)	(21,810,629)	(24,605,893)

OTHER INCOME (EXPENSES)
Interest income		30,027	32,524	69,328
Interest and finance costs	8	(2,893,816)	(32,758)	(30,898)
Gain (loss) on disposition of assets		(2,553)	4,249	6,999
Realized loss on available-for-sale securities		-	(45,750)	-
Loss on fair value of variable share forward contract	8	(331,130)	-	-
(Loss) gain on settlement of current liabilities	8	(20,581)	10,909	221,292
Gain (loss) on settlement of asset retirement obligations	9	9,831	(32,389)	(444,448)
Loss on fair value of convertible debentures		-	-	(49,681)
Loss on settlement of convertible debentures		-	-	(312,207)
		(3,208,222)	(63,215)	(539,615)
LOSS BEFORE INCOME TAXES		(26,044,816)	(21,873,844)	(25,145,508)

DEFERRED INCOME TAX BENEFIT	12	69,709	10,753	61,788
NET LOSS FOR THE YEAR		(25,975,107)	(21,863,091)	(25,083,720)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES		(13,539)	22,127	(52,753)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(25,988,646)	$(21,840,964)	$(25,136,473)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.29)	$(0.26)	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		89,136,505	85,380,412	78,325,648

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Year Ended July 31,
	Notes	2014	2013	2012
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the year		$(25,975,107)	$(21,863,091)	$(25,083,720)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	1,309,450	1,015,787	2,909,503
Depletion, depreciation, amortization and accretion		4,048,870	2,778,624	2,219,924
Impairment loss on mineral properties	4	653,224	-	-
(Gain) loss on disposition of assets		2,553	(4,249)	(6,999)
Loss on fair value of convertible debentures		-	-	49,681
Loss on settlement of convertible debentures		-	-	312,207
Loss on fair value of variable share forward contract	8	331,130	-	-
Loss (gain) on settlement of current liabilities	8	20,581	(10,909)	(221,292)
(Gain) Loss on settlement of asset retirement obligations	9	(9,831)	32,389	444,448
Realized loss on available-for-sale securities		-	45,750	-
Deferred income tax benefit	12	(69,709)	(10,753)	(61,788)
Changes in operating assets and liabilities
Accounts and interest receivable		30,523	228,000	(166,626)
Inventories	3	(700,679)	900,381	899,847
Prepaid expenses and deposits		426,549	(380,766)	(433,293)
Accounts payable and accrued liabilities		(1,322,106)	(1,899,859)	993,865
Settlement of asset retirement obligations	9	(13,551)	(142,305)	(1,064,220)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(21,268,103)	(19,311,001)	(19,208,463)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	6,559,523	46,464	21,522,863
Net proceeds from debt financing	8	9,972,944	9,405,946	-
Debt and equity financing costs	14	(635,746)	-	-
Settlement of convertible debentures		-	-	(1,370,486)
Due to related parties	7	1,663	(37,872)	39,156
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		15,898,384	9,414,538	20,191,533

INVESTING ACTIVITIES
Investment in mineral rights and properties	4	(161,800)	(275,030)	(4,444,919)
Purchase of property, plant and equipment	5	(163,276)	(179,115)	(1,321,678)
Proceeds from disposition of assets		600	5,000	7,500
Decrease (increase) in reclamation deposits	6	362,280	(497,869)	(932,740)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES		37,804	(947,014)	(6,691,837)

NET CASH FLOWS		(5,331,915)	(10,843,477)	(5,708,767)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		14,171,807	25,015,284	30,724,051
CASH AND CASH EQUIVALENTS, END OF YEAR		$8,839,892	$14,171,807	$25,015,284

SUPPLEMENTAL CASH FLOW INFORMATION	14

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Share		Other
	Common Stock		Paid-in	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2011	73,487,337	$73,487	$154,564,206	$194,700	$(95,740,228)	$30,626	$59,122,791
Common stock
Issued for equity financing	6,284,770	6,285	20,962,458	-	-	-	20,968,743
Issued for exercise of stock options and warrants	304,323	305	553,815	-	-	-	554,120
Issued for settlement of convertible debentures	128,508	128	699,212	-	-	-	699,340
Issued for mineral property acquisitions	4,520,669	4,521	15,953,311	-	-	-	15,957,832
Issued for database acquisition	159,236	159	510,989	-	-	-	511,148
Issued for settlement of current liabilities	40,312	40	158,386	-	-	-	158,426
Stock-based compensation
Common stock issued for consulting services	50,000	50	167,324	-	-	-	167,374
Options issued for consulting services	-	-	763,848	-	-	-	763,848
Options issued for management fees	-	-	834,219	-	-	-	834,219
Options issued for employee benefits	-	-	1,144,062	-	-	-	1,144,062
Options issued for mineral property acquisition	-	-	76,442	-	-	-	76,442
Broker options issued for mineral property acquisition	-	-	28,149	-	-	-	28,149
Warrants issued for mineral property acquisition	-	-	70,460	-	-	-	70,460
Net loss for the year	-	-	-	-	(25,083,720)	-	(25,083,720)
Other comprehensive loss	-	-	-	-	-	(52,753)	(52,753)
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481
Common stock
Issued for debt financing	407,239	408	1,064,992	-	-	-	1,065,400
Issued for exercise of stock options and warrants	459,891	461	46,003	-	-	-	46,464
Issued for Everest Settlement Agreement	55,000	56	194,644	(194,700)	-	-	-
Stock-based compensation
Common stock issued for consulting services	60,000	60	119,940	-	-	-	120,000
Common stock issued for Yuty Settlement Agreement	75,000	76	190,424	-	-	-	190,500
Options issued for consulting services	-	-	297,400	-	-	-	297,400
Options issued for employee benefits	-	-	407,887	-	-	-	407,887
Warrants issued for debt financing	-	-	1,237,910	-	-	-	1,237,910
Net loss for the year	-	-	-	-	(21,863,091)	-	(21,863,091)
Other comprehensive loss	-	-	-	-	-	22,127	22,127
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$-	$(142,687,039)	$-	$57,445,078

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Share		Other
	Common Stock		Paid-in	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$-	$(142,687,039)	$-	$57,445,078
Common stock
Issued for equity financing	3,380,954	3,381	5,944,411	-	-	-	5,947,792
Issued in connection with debt financing	386,834	388	675,670	-	-	-	676,058
Issued for exercise of stock options	470,492	471	26,930	-	-	-	27,401
Issued for advance royalty payment	30,304	30	34,820	-	-	-	34,850
Stock-based compensation
Common stock issued for consulting services	635,303	636	1,101,296	-	-	-	1,101,932
Common stock issued for bonuses	30,386	30	54,970	-	-	-	55,000
Options issued for consulting services	-	-	74,992	-	-	-	74,992
Options issued for employee benefits	-	-	82,321	-	-	-	82,321
Warrants issued for equity financing	-	-	584,331	-	-	-	584,331
Amendment of debt financing related instruments	-	-	(617,510)	-	-	-	(617,510)
Net loss for the year	-	-	-	-	(25,975,107)	-	(25,975,107)
Other comprehensive loss	-	-	-	-	-	(13,539)	(13,539)
Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$-	$(168,662,146)	$(13,539)	$39,423,599

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. No revenue from uranium sales was realized for the fiscal year ended July 31, 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and debt financing in order to fund its ongoing operations. During Fiscal 2013 and 2012, the Company also relied on cash flows generated from its mining activities. The Company’s reliance on equity and debt financings is expected to continue for the foreseeable future. Existing cash resources and anticipated sources of financing are expected to provide sufficient funds to carry out the Company’s plan of operations for the fiscal year ending July 31, 2015. The Company’s continuation as a going concern for a period beyond July 31, 2015 will be dependent upon its ability to obtain adequate additional financing, as the Company’s operations are capital intensive and future capital expenditures are expected to be substantial. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At July 31, 2014, the Company had working capital of $9.3 million and an accumulated deficit of $168.7 million.

NOTE 2:          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp. and its subsidiary, Piedra Rica Mining S.A., Cue Resources Ltd. and its subsidiary, Transandes Paraguay S.A., UEC Concentric Merge Corp., URN Texas GP, LLC, URN South Texas Project, Ltd. and a controlled partnership, South Texas Mining Venture, L.L.P. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Since the Company commenced extraction of mineralized materials at the Palangana Mine without having established proven or probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Development Stage Entity

Prior to the quarter ended October 31, 2011 (“Fiscal 2012 Q1”), the Company met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915: Development Stage Entities (“ASC 915”) and presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915, including the presentation of cumulative amounts since inception for the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows. During Fiscal 2012 Q1, the Company generated significant revenue from its planned principal operations by completing its first sale of uranium concentrates and no longer met the definition of a Development Stage Entity. Accordingly, and starting with the Company’s Form 10-Q for Fiscal 2012 Q1, the additional financial statement disclosures required by a Development Stage Entity under ASC 915 were no longer presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions include determining the fair value of transactions involving common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, valuation of variable share forward contract, net realizable value of inventory and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ from those estimates.

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
JULY 31, 2014

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of cash and cash equivalents, available-for-sale securities, accounts and interest receivable, accounts payable and accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The reclamation deposits are deposits mainly invested in short-term funds at major financial institutions and their fair value was estimated to approximate their carrying value. The Company's operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates this risk by keeping deposits at major financial institutions.

Fair Value Measurements

The Company measures its available-for-sale securities and variable share forward contracts at fair value in accordance with ASC 820, Fair Value Measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

  Level 1: Quoted prices for identical instruments in active markets;
  Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
  Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company has determined that its available-for-sale securities are Level 1 financial instruments and its variable share forward contract was a Level 2 financial instrument.

Inventories

Inventories are comprised of supplies, uranium concentrates and work-in-progress. Expenditures include mining and processing activities that result in extraction of uranium concentrates and depreciation and depletion charges. Mining and processing costs include labor, chemicals, directly attributable uranium extraction expenditures and overhead related to uranium extraction. Inventories are carried at the lower of cost or net realizable value and are valued and charged to cost of sales using the average costing method.

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
JULY 31, 2014

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated to their estimated residual values using the straight-line method over their estimated useful lives as follows:

  Hobson processing facility - 12 years
  Computer equipment - 3 years
  Mining equipment, vehicles and furniture and fixtures - 5 years
  Leasehold improvements - term of lease

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
JULY 31, 2014

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

The Company’s fair value measurement for the convertible debentures is calculated using a probability-weighted discounted cash flow model (level 3 fair value measurement) which includes the Company’s assessment of the outstanding principal, the accrued interest and the applicable discount rate.

Upon exercise under the convertible provision, the financial liability is derecognized and common shares of the Company would be issued at the exercise price, with any differences recorded as a gain or loss in the consolidated statements of operations and comprehensive loss.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Upon settlement of the convertible debentures, the financial liability is derecognized and any difference between the carrying value of the financial liability and the settlement amount is recorded as a gain or loss of convertible debenture settlement in the consolidated statements of operations and comprehensive loss.

Debt Financing Costs

Pursuant to ASC 835, direct and incremental costs related to debt financing including internal costs meeting the incremental and direct criteria are capitalized and reported as deferred financing costs on the consolidated balance sheet.

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

Variable Share Forward Contract

Pursuant to ASC 480, a variable share forward contract is defined as an equity contract that requires the issuer to settle a fixed amount of monetary obligations by issuing a variable number of its equity shares, which should be classified as a liability and measured at fair value initially and subsequently with any differences reported on the consolidated statement of operations.

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

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock option awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and management, this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

From time to time, the Company issues shares as compensation to various consulting services. The fair values of the shares are measured using the closing price of the Company’s shares on the issuance date.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no potential dilution and is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.

Accounting Policies Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition to achieve the objective of recognizing revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The five-step model includes: (1) identifying the contract; (2) identifying the separate performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the separate performance obligations; and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt the standard on August 1, 2017. Companies are allowed to use either full retrospective or modified retrospective adoption. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3:          INVENTORIES

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consist of the following:

	July 31, 2014	July 31, 2013
Supplies	$26,631	$63,859
Work-in-progress	63,257	72,272
Finished goods - uranium concentrates	1,806,587	839,588
	$1,896,475	$975,719

At July 31, 2014, the total non-cash component of inventory was $368,799 (July 31, 2013: $148,722). During Fiscal 2014, the Company recorded an inventory write-down to net realizable value totaling $804,060 (Fiscal 2013: $425,208; Fiscal 2012: $Nil).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 4:          MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2014, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking and lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2014, annual maintenance payments of approximately $1,185,000 were required to maintain these mineral rights.

Mineral rights and property acquisition costs consist of the following:

	July 31, 2014	July 31, 2013
Mineral Rights and Properties, Unproven
Palangana Mine	$6,664,260	$7,045,457
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Channen Project	-	428,164
Longhorn Project	116,870	78,392
Salvo Project	364,710	363,645
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,372,008	1,287,158
Los Cuatros Project	257,250	257,250
Slick Rock Project	661,271	653,213
Todilto Project	-	166,720
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	262,115	316,256
	42,272,959	43,170,730
Accumulated Depletion	(3,454,533)	(2,278,053)
	38,818,426	40,892,677

Databases	2,405,038	2,345,038
Accumulated Amortization	(1,928,901)	(1,685,011)
	476,137	660,027

Land Use Agreements	390,155	390,155
Accumulated Amortization	(196,019)	(157,007)
	194,136	233,148
	$39,488,699	$41,785,852

During Fiscal 2014, the Company abandoned the Channen Project located in Texas with an acquisition cost of $428,164, the Todilto Project located in New Mexico with an acquisition cost of $166,720 and certain other interests located in Arizona, Colorado and Texas with a combined acquisition cost of $58,340. As a result, an impairment loss on mineral properties of $653,224 is reported on the consolidated statement of operations in Fiscal 2014 (Fiscal 2013: Nil; Fiscal 2012: Nil).

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

No revenues were generated from the sale of U3O8  during Fiscal 2014. Historically, the Palangana Mine has been the Company’s sole source for the U3O8  sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

The estimated depletion and amortization of mineral rights and properties for the next five fiscal years is as follows:

Fiscal 2015	$1,234,021
Fiscal 2016	1,679,722
Fiscal 2017	1,592,110
Fiscal 2018	1,575,533
Fiscal 2019	1,199,724
Total	$7,281,110

Mineral property expenditures incurred by major projects are as follows:

	Year Ended July 31,
	2014	2013	2012
Mineral Property Expenditures
Palangana Mine	$2,566,770	$4,347,025	$7,597,102
Goliad Project	1,747,619	540,853	646,314
Burke Hollow Project	2,094,089	2,225,132	1,176,101
Channen Project	728	843,243	190,009
Longhorn Project	71,497	16,335	10,163
Salvo Project	14,384	54,329	1,113,659
Anderson Project	254,840	117,008	375,058
Workman Creek Project	32,290	33,573	50,069
Slick Rock Project	66,525	147,043	47,691
Yuty Project	451,464	424,411	627,623
Coronel Oviedo Project	759,804	632,454	2,207,255
Other Mineral Property Expenditures	1,100,638	629,285	897,678
	$9,160,648	$10,010,691	$14,938,722

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Palangana Mine, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 7,094-acre property located in Duval County, Texas approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium and generally have an initial five-year term with extension provisions. Effective December 18, 2009, the Company acquired the Palangana Mine as part of the acquisition of South Texas Mining Venture, L.L.P. (“STMV Acquisition”) with an estimated fair value of $3,911,800 at acquisition.

During Fiscal 2014, certain changes in the assumptions related to the asset retirement obligations (“ARO”) of the Palangana Mine resulted in a reduction of the respective ARO assets and liabilities of $381,197 (See Note 9).

Upon commencement of uranium extraction during the second quarter of Fiscal 2011, the Company began depleting the capitalized costs of the Palangana Mine over a 30 to 42-month period. At July 31, 2014, capitalized costs of the Palangana Mine were $6,664,260 (July 31, 2013: $7,045,457), less accumulated depletion of $3,454,533 (July 31, 2013: $2,278,053), for a net book value of $3,209,727 (July 31, 2013: $4,767,404).

Goliad Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,862-acre property located in Goliad County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2014, capitalized costs totaled $8,689,127 (July 31, 2013: $8,689,127).

Burke Hollow Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2014, capitalized costs totaled $1,495,750 (July 31, 2013: $1,495,750).

Longhorn Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2014, capitalized costs totaled $116,870 (July 31, 2013: $78,392).

Salvo Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 5,345-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2014, capitalized costs totaled $364,710 (July 31, 2013: $363,645).

Nichols Project, Texas

The Company holds a mining lease and surface use agreement granting the Company the exclusive right to explore, develop and mine for uranium at the Nichols Project, a 909-acre property located in Karnes County, Texas. The agreement is subject to certain royalty interests indexed to the sale price of uranium and has an initial five-year term with extension provisions. At July 31, 2014, capitalized costs totaled $154,774 (July 31, 2013: $154,774).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Anderson Project, Arizona

The Company holds an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 9,214-acre property located in Yavapai County, Arizona, acquired originally from Concentric Energy Corp. (“Concentric”) through a Merger Agreement and Plan of Merger dated May 5, 2011 and effective September 9, 2011 (the “Merger Agreement”).

As part of the Merger Agreement, the Company assumed the obligations of certain convertible debentures previously issued by Concentric with a combined estimated fair value of $1,707,938. During 2012, these convertible debentures were settled in full by cash payments totaling $1,370,486 and the issuance of 128,508 shares of the Company with a fair value of $699,340 for an aggregate value of $1,757,619, resulting in the recognition of a loss on settlement of convertible debentures of $312,207. During Fiscal 2012, the Company also recognized a loss in fair value of convertible debentures of $49,681.

During Fiscal 2012, the Company settled certain accounts payable and accrued liabilities assumed as part of the Merger Agreement totaling $640,415 by cash payments totaling $292,045 and the issuance of 40,312 shares of the Company with a fair value of $158,426, resulting in the recognition of a gain on settlement of current liabilities of $189,944.

At July 31, 2014, capitalized costs totaled $9,154,268 (July 31, 2013: $9,154,268).

Workman Creek Project, Arizona

The Company holds an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona, acquired originally from Cooper Minerals, Inc. (“Cooper”) through a Property Acquisition Agreement dated November 7, 2011, as amended on November 25, 2011, and effective November 30, 2011. The Workman Creek Project is subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $100,000. The Company has an exclusive right and option to acquire one-half (1.5%) of the net smelter royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

During Fiscal 2014, the Company paid the annual advance royalty by a cash payment of $50,000 and the issuance of 30,304 shares of the Company with a fair value of $34,850.

At July 31, 2014, capitalized costs totaled $1,372,008 (July 31, 2013: $1,287,158).

Los Cuatros Project, Arizona

The Company holds an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona. At July 31, 2014, capitalized costs totaled $257,250 (July 31, 2013: $257,250).

Slick Rock Project, Colorado

The Company holds an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 6,773-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017. As of July 31, 2014, capitalized acquisition and addition costs totaled $661,271 (July 31, 2013: $653, 213).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Coronel Oviedo Project, Paraguay

The Company holds an undivided 100% interest in two prospecting permits in the Coronel Oviedo Project, a 494,000-acre property located in Paraguay, acquired originally from three private Paraguayan companies through a Property Acquisition Agreement dated October 14, 2011, as amended on February 28, 2012 and March 31, 2012. The Coronel Oviedo Project is subject to a 1.5% gross overriding royalty over which the Company has an exclusive right and option at any time to acquire one-half percent (0.5%) for $500,000 and a right of first refusal to acquire all or any portion of the remaining one percent (1.0%) .

At July 31, 2014, capitalized costs totaled $1,133,412 (July 31, 2013: $1,133,412).

Yuty Project, Paraguay

The Company holds an undivided 100% interest in four prospecting permits in the Yuty Project, a 492,000-acre property located in Paraguay, acquired originally from Cue Resources Ltd. (“Cue”) through an Arrangement Agreement dated January 20, 2012 and effective March 30, 2012 (the “Arrangement Agreement”).

Pursuant to a Settlement and Release Agreement dated and effective August 7, 2012 (the “Settlement Agreement”), the Company renegotiated certain acquisition and royalty agreement terms previously agreed to between Cue and the original property vendors of the Yuty Project. The Settlement Agreement confirms an overriding royalty payable to the property vendors of $0.21 for each pound of uranium produced from the Yuty Project, and supersedes all prior agreements entered into between Cue and the original property vendors. As consideration for the Settlement Agreement, the Company paid $50,000 in cash and issued 75,000 restricted shares with a fair value of $190,500.

At July 31, 2014, capitalized costs totaled $11,947,144 (July 31, 2013: $11,947,144).

NOTE 5:          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		July 31, 2014			July 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$7,107,717	$(595,169)	$6,512,548	$7,107,717	$(416,403)	$6,691,314
Mining Equipment	2,587,206	(1,678,958)	908,248	2,333,572	(1,227,989)	1,105,583
Vehicles	1,855,451	(1,559,850)	295,601	1,852,764	(1,334,418)	518,346
Computer Equipment	645,622	(551,633)	93,989	648,567	(495,455)	153,112
Furniture and Fixtures	182,568	(163,278)	19,290	193,013	(142,001)	51,012
Land	175,144	-	175,144	175,144	-	175,144
Leasehold Improvements	1,242	(725)	517	9,970	(9,204)	766
	$12,554,950	$(4,549,613)	$8,005,337	$12,320,747	$(3,625,470)	$8,695,277

Hobson Processing Facility

The Company acquired the Hobson Processing Facility (“Hobson”) as part of the acquisition of South Texas Mining Venture, L.L.P. in December 2009 and commenced processing uranium-loaded resins from the Palangana Mine in November 2010, at which point the Company began depreciating the capitalized costs of Hobson on a straight-line basis over an expected useful life of ten years, subsequently extended to 12 years effective August 1, 2013 upon further review of the Company’s anticipated satellite mining activities in Texas.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 6:          RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming pursuant to exploration, pre-extraction, extraction and reclamation activities in the respective states. Reclamation deposits consist of the following:

	July 31, 2014	July 31, 2013
Palangana Mine	$3,689,666	$3,627,562
Hobson Processing Facility	1,957,476	1,910,494
Mount Lucas	-	472,823
Arizona	15,000	15,000
Wyoming	815	814
	5,662,957	6,026,693
Interest	15,672	14,216
	$5,678,629	$6,040,909

On May 2, 2014, the Texas Commission on Environmental Quality, with concurrence from the U.S. Nuclear Regulatory Commission, approved the Company’s application for release of the Mt. Lucas site to unrestricted use, marking the successful completion of the Mt. Lucas reclamation and resulting in the release of all related reclamation deposits.

NOTE 7:          DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2014, the Company had transactions with certain officers and directors of the Company as follows:

  incurred $152,090 (Fiscal 2013: $176,099; Fiscal 2012: $126,373) in general and administrative costs paid to a company controlled by a direct family member of a current officer; and
  incurred $33,000 (Fiscal 2013: $36,000; Fiscal 2012: $6,000) in consulting fees paid to a company controlled by a former director of the Company.

During Fiscal 2012, the Company incurred $220,000, in consulting fees paid to a company controlled by a former director of the Company.

At July 31, 2014, amounts owed to related parties totaled $11,234 (July 31, 2013: $9,571). These amounts are unsecured, non-interest bearing and due on demand.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 8:          LONG-TERM DEBT

Pursuant to an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the “Amended Credit Facility”), which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), the Company entered into a $20,000,000 senior secured credit facility (the “Facility Amount”) with certain lenders including Sprott Resource Lending Partnership and CEF (Capital Markets) Limited (collectively, the “Lenders”), under which:

  initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013; and
  additional funding of $10,000,000 was received by the Company upon closing of the Amended Credit Facility on March 13, 2014.

The Amended Credit Facility is non-revolving with a four-year term maturing on July 31, 2017 with security over the lease and related rights comprising the Hobson Processing Plant and the mineral and related rights comprising the Goliad Project, and subject to the following terms:

  an interest rate of 8% per annum on the principal balance outstanding, compounded and payable on a monthly basis;
  a structuring fee of $175,000 payable upon closing of the Credit Facility;
  a one-time fee $150,000 payable in cash or shares of the Company, at the Lenders’ option, on the first anniversary of the closing of the Credit Facility, and in the case of shares, based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares at that time;
  a one-time extension fee payable by the issuance of 100,000 shares of common stock of the Company upon closing of the Amended Credit Facility;
  an annual extension fee of $50,000 payable in cash on July 31, 2015 and 2016 under the Amended Credit Facility, provided a principal balance remains outstanding on such dates, if any;
  issuance of bonus shares for a total 594,318 shares of common stock of the Company with a total value of 4.5% of the Facility Amount or $900,000 based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares, with 407,239 shares issued at closing of the Credit Facility and held in escrow until the determination of the final number of bonus shares on July 30, 2014, the first anniversary of the closing of the Credit Facility, on which date a further 187,079 shares of common stock of the Company were issued. Thereafter, annual bonus shares are payable in shares of common stock of the Company on August 1, 2015 and 2016, with a total value of 4.5% of the principal balance outstanding on such dates, if any, based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares;
  issuance of bonus warrants comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of common stock of the Company at an exercise price of $2.50 per share until an original expiry on July 30, 2016, extended by two years to July 30, 2018 under the Amended Credit Facility, subject to accelerated expiry whereby, upon notification by the Company, the warrant holders will have 30 days to exercise should the 30 trading-day, volume-weighted average closing price of the Company’s shares equals or exceeds $5.00;
  reimbursement by the Company of legal fees and certain due diligence expenses incurred by the Lenders;
  monthly principal repayments equal to one twelfth of the principal balance then outstanding commencing on July 31, 2016, with mandatory repayment obligations triggered under certain post-closing events; and
  voluntary prepayments of the principal balance outstanding may occur on the last day of any month (on ten days prior notice) provided that not less than six months interest has been paid to the Lenders.

Under the Credit Facility, a standby fee of 4% per annum on the undrawn balance of the Facility Amount was payable on a monthly basis.

The Company is required to use the proceeds of the Amended Credit Facility for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

In connection with the closing of the Credit Facility, the Company incurred various fees and expenses totaling $418,477 which were recorded as deferred financing costs on the consolidated balance sheet. The current portion of deferred financing costs represents costs that will be expensed over the next twelve months.

The bonus warrants issued on July 30, 2013 were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Life in Years	3.00
Expected Annual Volatility	67.15%
Expected Risk Free Interest Rate	0.62%
Expected Dividend Yield	0.00%

The incremental value associated with the two-year extension of the bonus warrants was valued using the Black-Scholes option pricing model with the following assumptions:

Expected Life in Years	4.38
Expected Annual Volatility	63.98%
Expected Risk Free Interest Rate	1.285%
Expected Dividend Yield	0.00%

At July 31, 2014, long-term debt consisted of the following:

	July 31, 2014	July 31, 2013
Principal amount	$20,000,000	$10,000,000

Discount on long-term debt - cash
Payments to lenders for fees and expenses	(621,110)	(594,054)
Net proceeds received	19,378,890	9,405,946
Discount on long-term debt - non-cash
Allocated fair value of bonus shares	(749,473)	(1,065,400)
Allocated fair value of bonus warrants	(936,327)	(1,237,910)
Allocated fair value of extension fee shares	(174,347)	-
Annual fees	(150,000)	(150,000)
	(2,010,147)	(2,453,310)
Discount on long-term debt	(2,631,257)	(3,047,364)
Long-term debt, net of discount	17,368,743	6,952,636
Accumulated amortization of debt discount	1,336,394	4,583
	$18,705,137	$6,957,219

On July 30, 2014, the first anniversary of the closing of the Credit Facility, the Company paid the one-time fee of $150,000 through the issuance of 99,755 shares of the Company with a fair value of $170,581, resulting in the recognition of a loss on settlement of current liabilities of $20,581.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2014 are as follows:

Fiscal 2015	$-
Fiscal 2016	1,666,667
Fiscal 2017	18,333,333
Total	$20,000,000

Variable Share Forward Contract

On July 30, 2013, the Company issued 407,239 shares of the Company at a price of $2.21 per share as bonus shares with a total value of $900,000. These bonus shares were held in escrow until the determination of the final number of bonus shares on July 30, 2014, on which date the initial 407,239 shares of the Company were released from escrow and a further 187,079 shares of the Company were issued. The final number of bonus shares totaled 594,318 shares of the Company valued at a price of $1.51 per share based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares for a total value of $900,000.

This feature of adjusting the number of shares for issuance at a future date to settle a fixed amount of monetary obligation is considered to be a variable share forward contract with a nominal initial value at July 31, 2013.

At July 31, 2014, the fair value of the variable share forward contract immediately before settlement resulting from the issuance of additional shares is presented below:

July 31, 2013
Number of shares issued	407,239
Variable share forward contract	$-

July 31, 2014
Number of shares issued	594,318
Adjustment in number of shares issued	187,079
Share price at July 31, 2014	$1.77
Variable share forward contract before settlement	331,130
Loss on valuation of variable share forward contract	$331,130

As a result, the Company recognized a loss on fair value of variable share forward contract of $331,130 on the consolidated statement of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 9:          ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") relates to site restoration and reclamation for the Hobson Processing Facility, Palangana Mine and Mt. Lucas assumed as part of the STMV Acquisition.

	July 31, 2014	July 31, 2013
Opening balance	$4,078,080	$3,112,374
Revision in estimate of asset retirement obligations	(381,197)	435,758
Additions of asset retirement obligations	-	435,004
Liabilities settled with cash	(23,382)	(109,916)
Accretion	294,088	204,860
	3,967,589	4,078,080
Less: current portion of asset retirement obligations	(198,816)	(836,073)
Long-term asset retirement obligations	$3,768,773	$3,242,007

	July 31, 2014	July 31, 2013
Undiscounted amount of estimated cash flows	$6,382,549	$5,975,265

Payable in years	2.5 to 12	2.5 to 12
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

During Fiscal 2014, the Company settled asset retirement obligations of $12,146 with cash of $13,551. In connection with the release of the Mount Lucas Project to the unrestricted use, the Company derecognized the remaining ARO liabilities of $11,236 associated with the Mount Lucas Project. As a result, the Company recognized a gain on settlement of asset retirement obligations of $9,831.

During Fiscal 2013, the Company settled asset retirement obligations of $109,916 (Fiscal 2012: $619,772) with cash of $142,305 (Fiscal 2012: $1,064,220). As a result, the Company recognized a loss on settlement of asset retirement obligations of $32,389 (Fiscal 2012: $444,448).

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2015	$198,816
Fiscal 2016	340,827
Fiscal 2017	1,082,173
Fiscal 2018	635,932
Fiscal 2019	-
Remaining balance	4,124,801
$6,382,549

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 10:        CAPITAL STOCK

Capital Stock

At July 31, 2014, the Company’s capital stock was 750,000,000 authorized common shares with a par value of $0.001 per share.

Equity Financing

On October 23, 2013, the Company completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7,100,003 pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 previously filed with the SEC (the “2011 Shelf” as described below). Each unit was comprised of one share of common stock of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of common stock of the Company.

The shares were valued at the Company’s closing price of $1.89 at October 23, 2013. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	0.60%
Expected Annual Volatility	66.34%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0%

The net proceeds from the equity financing were allocated to the fair values of the shares and share purchase warrants. The relative fair values of the shares and share purchase warrants calculated from the allocation is presented below:

Fair Value of Shares	$6,390,003
Fair Value of Share Purchase Warrants	627,775
Total Fair Value Before Allocation to Net Proceeds	7,017,778

Gross Proceeds	7,100,003
Share Issuance Costs	(567,880)
Net Proceeds Received	6,532,123

Relative Fair Value Allocation to:
Shares	5,947,792
Share Purchase Warrants	584,331
$6,532,123

The Company previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “2011 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $50 million. A total of $34.4 million of the 2011 Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company’s shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on October 23, 2013, and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). The Company filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the 2011 Shelf, which increased the remaining amount available under the 2011 Shelf to $18.7 million.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

On December 31, 2013, the Company filed a prospectus supplement to the 2011 Shelf, providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company. At July 31, 2014, no public offer and sale of the Company’s shares was completed under the ATM Offering and transaction costs totaling $291,697 were recorded and included in the prepaid expenses and deposits on the Company’s consolidated balance sheets. Subsequent to July 31, 2014, a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 was completed under the ATM Offering.

The 2011 Shelf expired on September 2, 2014. As a result, no further public offer and sale of the Company’s shares may be completed through the ATM Offering under the 2011 Shelf.

During Fiscal 2014, the Company filed a second Form S-3 “Shelf” Registration Statement effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

On April 10, 2012, the Company completed a public offering of its common stock for net proceeds of $20,968,743 through the sale of 6,246,078 shares of the Company at a price of $3.60 per share pursuant to a prospectus supplement to the 2011 Shelf. The Company issued an additional 38,692 shares under this financing as share issuance costs.

Share Transactions

	Common	Value per Share
Period / Description	Shares Issued	Low	High	Issuance Value
Balance, July 31, 2011	73,487,337
Equity Financing	6,284,770	$3.60	$3.60	$20,968,743
Mineral Property Acquisition	4,520,669	2.29	3.90	15,957,832
Options Exercised (1)	191,872	0.33	3.72	198,728
Database Acquisition	159,236	3.21	3.21	511,148
Settlement of Convertible Debentures	128,508	3.18	3.96	699,340
Warrants Exercised	112,451	3.10	4.25	355,392
Service Agreements	50,000	2.95	4.02	167,374
Settlement of Accounts Payable	40,312	3.93	3.93	158,426
Balance, July 31, 2012	84,975,155
Debt Financing	407,239	2.35	2.35	1,065,400
Options Exercised (2)	459,891	0.33	0.45	46,464
Service Agreements	60,000	2.00	2.00	120,000
Everest Settlement Agreement	55,000	3.54	3.54	194,700
Yuty Settlement Agreement	75,000	2.54	2.54	190,500
Balance, July 31, 2013	86,032,285
Equity Financing	3,380,954	1.76	1.76	5,947,792
Extension Fees for Debt Amendment	100,000	1.74	1.74	174,347
Annual Fee Shares for Debt Facility	99,755	1.71	1.71	170,581
Bonus Adjustment Shares for Debt Facility	187,079	1.77	1.77	331,130
Service Agreements	635,303	1.06	2.41	1,101,932
Options Exercised (3)	470,492	0.33	0.45	27,401
Share Bonuses	30,386	1.81	1.81	55,000
Advance Royalty for Workman Creek	30,304	1.15	1.15	34,850
Balance, July 31, 2014	90,966,558

(1)	115,000 options were exercised on a cashless basis resulting in 34,247 net shares issued.
(2)	406,615 options were exercised on a cashless basis resulting in 346,598 net shares issued.
(3)	631,250 options were exercised on a cashless basis resulting in 387,842 net shares issued.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares at July 31, 2014, and the changes during the year, is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)
Balance, July 31, 2011	4,348,983	$3.57	0.79
Issued	1,276,280	9.36	0.75
Exercised	(112,451)	3.16	1.32
Expired	(3,954,000)	4.90	-
Balance, July 31, 2012	1,558,812	4.95	1.45
Issued	2,600,000	2.50	5.00
Expired	(1,008,812)	7.06	-
Balance, July 31, 2013	3,150,000	2.25	4.55
Issued	1,859,524	2.60	3.00
Balance, July 31, 2014	5,009,524	$2.38	3.08

On March 13, 2014, as part of the terms of the Amended Credit Facility, the expiry date of the bonus warrants originally issued under the Credit Facility was extended by two years. These bonus warrants are comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of common stock of the Company at a price of $2.50 per share until expiry originally on July 30, 2016, extended to July 30, 2018. Refer to Note 8: Long-Term Debt

Stock Options

At July 31, 2014, the Company had one stock option plan, the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan provides for 7,500,000 shares of the Company that may be issued pursuant to awards that may be granted and an additional 7,958,941 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2013 Stock Incentive Plan. The 2014 Plan supersedes and replaces the Company’s prior 2013 Stock Incentive Plan, which superseded and replaced the Company’s prior 2009 and 2006 Stock Option Plans, such that no further shares are issuable under these prior plans.

During Fiscal 2014, the Company did not grant any stock options under the 2014 Plan.

Subsequent to July 31, 2014, stock options were granted under the 2014 Plan to the Company’s directors, officers, employees and consultants to purchase a total of 7,540,000 shares of the Company exercisable at a price of $1.32 per share over a five-year term with vesting provisions over an 18-month period.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

A continuity schedule of outstanding stock options for the underlying common shares at July 31, 2014, and the changes during the period, is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2011	8,579,750	$1.79	7.40
Issued	1,372,521	3.00	9.29
Exercised	(272,625)	1.93	6.21
Forfeited	(120,375)	3.18	9.08
Balance, July 31, 2012	9,559,271	1.95	6.52
Issued	155,000	2.27	9.51
Exercised	(519,909)	0.37	3.53
Expired	(42,673)	5.37	-
Forfeited	(185,500)	2.79	7.22
Balance, July 31, 2013	8,966,189	2.02	5.72
Exercised	(713,900)	0.41	2.75
Expired	(41,575)	4.85	-
Forfeited	(223,500)	3.46	5.48
Balance, July 31, 2014	7,987,214	$2.10	4.97

In Fiscal 2012, as a result of the acquisition of Cue effective March 30, 2012 and in exchange for Cue stock options and broker options, the Company issued the following stock options which were not issued pursuant to, and are not subject to the terms and conditions of, any of the Company’s stock option plans:

  Stock options to purchase 48,748 shares of the Company exercisable at prices ranging from $5.13 to $23.08 per share until expiry ranging from July 15, 2013 to August 3, 2016, of which stock options to purchase 28,273 shares of the Company remained outstanding at July 31, 2014 and are included in the above continuity schedule, while the remainder expired unexercised; and
  Broker options to purchase 38,773 shares of the Company exercisable at a price of $3.59 per share which expired on November 10, 2012.

The aggregate intrinsic value under the provisions of ASC 718 of all outstanding options at July 31, 2014 was estimated at $2,795,225 (vested: $2,795,225 and unvested: $Nil).

As at July 31, 2014, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Option Plans was $21,906, which is expected to be recognized over 1.36 years.

A summary of options outstanding and exercisable at July 31, 2014 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	July 31, 2014	Exercise Price	July 31, 2014	Exercise Price
$0.33 to $0.70	2,001,191	$0.41	2,001,191	$0.41
$0.71 to $2.45	3,790,250	2.37	3,770,250	2.37
$2.46 to $5.90 (1)	2,195,773	3.19	2,192,440	3.19
	7,987,214	$2.10	7,963,881	$2.10

(1) Options include 28,273 options issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, any of the Company’s stock option plans

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2014, 2013 and 2012 is presented below:

	Year Ended July 31,
	2014	2013	2012
Stock-Based Consulting Fees
Common stock issued for consulting services	$1,101,932	$120,000	$167,374
Common stock issued for Yuty Settlement Agreement	-	190,500	-
Options issued to consultants	74,992	297,400	763,848
	1,176,924	607,900	931,222
Stock-Based Management Fees
Common stock issued for bonuses	55,000	-	-
Options issued to management	-	-	834,219
	55,000	-	834,219
Stock-Based Wages and Benefits
Options issued to employees	82,321	407,887	1,144,062
	82,321	407,887	1,144,062

Stock-based compensation charged to inventory	(4,795)	(53,872)	(166,813)
	$1,309,450	$961,915	$2,742,690

NOTE 11:        LOSS PER SHARE

The following table reconciles weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2014, 2013 and 2012:

	Year Ended July 31,
Numerator	2014	2013	2012
Net Loss for the Year	$(25,975,107)	$(21,863,091)	$(25,083,720)

Denominator
Basic Weighted Average Number of Shares	89,136,505	85,380,412	78,325,648
Dilutive Stock Options and Warrants	-	-	-
Diluted Weighted Average Number of Shares	89,136,505	85,380,412	78,325,648

Net Loss per Share, Basic and Diluted	$(0.29)	$(0.26)	$(0.32)

For Fiscal 2014, 2013 and 2012, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 12:        INCOME TAXES

At July 31, 2014, the Company had U.S. and Canadian net operating loss carry-forwards of approximately $101.8 million and $6.0 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2014	2013	2012
Federal income tax provision rate	35.00%	35.00%	35.00%
State income tax provision rate, net of federal income tax effect	0.22%	0.10%	0.18%
Total income tax provision rate	35.22%	35.10%	35.18%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2014	2013	2012
Loss before income taxes	$26,044,816	$21,873,844	$25,145,508
Corporate tax rate	35.22%	35.10%	35.18%
Expected tax recovery	9,172,984	7,677,719	8,846,190
(Increase) decrease resulting from
Foreign tax rate differences	(286,071)	(211,744)	(660,185)
Permanent differences	(585,482)	(193,821)	(864,911)
Prior year true-up	79,672	522,982	723,571
State tax rate true-up	199,795	(58,729)	59,559
Other	(87,134)	(49,289)	(2,207)
Change in valuation allowance	(8,419,286)	(7,684,149)	(8,021,670)
Tax adjustment from operations	74,478	2,969	80,347
Unrealized (loss) gain, other comprehensive income	(4,769)	7,784	(18,559)
Deferred income tax benefit	$69,709	$10,753	$61,788

The Company has incurred taxable losses for all years since inception and accordingly, no provision for current income taxes has been recorded for the current or any prior fiscal year. During Fiscal 2014, the Company recorded a deferred income tax benefit of $69,709 (Fiscal 2013: $10,753; Fiscal 2012: $61,788) on the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

The components of loss (income) from continuing operations before income taxes, by tax jurisdiction, were as follows:

	Year Ended July 31,
	2014	2013	2012
United States	$25,009,106	$21,105,334	$22,586,744
Canada	(155,408)	(125,652)	(101,683)
Paraguay	1,191,118	894,162	2,660,447
	$26,044,816	$21,873,844	$25,145,508

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2014	July 31, 2013
Deferred tax assets (liabilities)
Mineral property acquisitions	$1,644,916	$1,169,831
Exploration costs	11,424,636	9,714,579
Stock option expense	4,924,354	4,461,072
Depreciable property	(430,745)	(110,031)
Inventories	(1,143,744)	(551,954)
Asset retirement obligations	(429,710)	(523,265)
Other	201,876	214,811
Loss carry forward	37,271,811	30,681,618
	53,463,394	45,056,661
Valuation allowance	(53,468,163)	(45,048,877)
Deferred tax assets	(4,769)	7,784
Deferred tax assets (liabilities), other comprehensive income	4,769	(7,784)

Deferred tax liabilities
Mineral property acquisition	(711,477)	(781,186)
Net deferred tax liabilities	$(711,477)	$(781,186)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,319,644
July 31, 2031	14,420,187
July 31, 2032	15,014,013
July 31, 2033	16,332,007
July 31, 2034	19,614,639
$101,788,480

For U.S. federal income tax purposes, a change in ownership under IRC Section 382 may have occurred in a prior year. If an ownership change has occurred, the utilization of these losses against future income would be subject to

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

an annual limitation. The annual limitation would be equal to the value of the Company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	1,360,900
July 31, 2031	2,210,551
July 31, 2032	761,843
July 31, 2033	69,854
July 31, 2034	61,855
$6,046,968

NOTE 13:        SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2014, long-term assets located in the U.S. were $40,221,692, or 75% of the Company’s total long-term assets of $53,340,286.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

			July 31, 2014
Balance Sheet Items	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$167,621	$-	$-	$-	$-	$167,621
Mineral Rights and Properties	14,732,677	10,791,861	883,606	-	13,080,555	39,488,699
Property, Plant and Equipment	7,966,833	-	465	12,960	25,079	8,005,337
Reclamation Deposits	5,662,814	15,000	815	-	-	5,678,629
Total Long-term Assets	$28,529,945	$10,806,861	$884,886	$12,960	$13,105,634	$53,340,286

			July 31, 2013
Balance Sheet Items	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$200,141	$-	$-	$-	$-	$200,141
Mineral Rights and Properties	16,911,826	10,712,052	1,081,419	-	13,080,555	41,785,852
Property, Plant and Equipment	8,597,774	4,297	24,459	34,840	33,907	8,695,277
Reclamation Deposits	6,025,095	15,000	814	-	-	6,040,909
Total Long-term Assets	$31,734,836	$10,731,349	$1,106,692	$34,840	$13,114,462	$56,722,179

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

The table below provides a breakdown of the Company’s operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2014
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	804,060	-	-	-	-	804,060
Mineral property expenditures	7,362,492	328,479	258,408	-	1,211,269	9,160,648
General and administrative	5,726,867	187,997	85,027	3,822,974	2,931	9,825,796
Depreciation, amortization and accretion	2,348,846	758	7,470	23,720	12,072	2,392,866
Impairment loss on mineral properties	440,115	5,041	208,068	-	-	653,224
	16,682,380	522,275	558,973	3,846,694	1,226,272	22,836,594
Loss from operations	(16,682,380)	(522,275)	(558,973)	(3,846,694)	(1,226,272)	(22,836,594)

Other (income) and expenses	3,185,554	20,588	-	2,148	(68)	3,208,222
Loss before income taxes	$(19,867,934)	$(542,863)	$(558,973)	$(3,848,842)	$(1,226,204)	$(26,044,816)

	Year ended July 31, 2013
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$9,026,325	$-	$-	$-	$-	$9,026,325

Costs and Expenses:
Cost of sales	8,016,265	-	-	-	-	8,016,265
Inventory write-down	425,208	-	-	-	-	425,208
Mineral property expenditures	8,335,503	177,644	440,679	-	1,056,865	10,010,691
General and administrative	5,979,855	211,838	178,161	4,458,715	4,360	10,832,929
Depreciation, amortization and accretion	1,468,144	3,033	31,862	36,968	11,854	1,551,861
	24,224,975	392,515	650,702	4,495,683	1,073,079	30,836,954
Loss from operations	(15,198,650)	(392,515)	(650,702)	(4,495,683)	(1,073,079)	(21,810,629)

Other (income) and expenses	51,153	21,509	-	1,480	(10,927)	63,215
Loss before income taxes	$(15,249,803)	$(414,024)	$(650,702)	$(4,497,163)	$(1,062,152)	$(21,873,844)

	Year ended July 31, 2012
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$13,757,400	$-	$-	$-	$-	$13,757,400

Costs and Expenses:
Cost of sales	8,112,040	-	-	-	-	8,112,040
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	11,429,645	465,131	209,067	-	2,834,879	14,938,722
General and administrative	9,113,348	340,879	349,203	4,179,124	54,420	14,036,974
Depreciation, amortization and accretion	1,105,190	1,769	110,853	49,273	8,472	1,275,557
	29,760,223	807,779	669,123	4,228,397	2,897,771	38,363,293
Loss from operations	(16,002,823)	(807,779)	(669,123)	(4,228,397)	(2,897,771)	(24,605,893)

Other (income) and expenses	387,344	195,342	-	(11,634)	(31,437)	539,615
Loss before income taxes	$(16,390,167)	$(1,003,121)	$(669,123)	$(4,216,763)	$(2,866,334)	$(25,145,508)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 14:        SUPPLEMENTAL CASH FLOW INFORMATION

During Fiscal 2014, the Company issued 635,303 restricted shares with a fair value of $1,101,932 for consulting services.

During Fiscal 2014, the Company issued 30,386 restricted shares with a fair value of $55,000 to two directors of the Company for bonuses.

During Fiscal 2014, the Company issued 30,304 restricted shares with a fair value of $34,850 as part of an annual advance royalty payment for the Workman Creek Project.

During Fiscal 2014, the Company paid $217,269 for transaction costs incurred in connection with the ATM Offering.

In connection with Credit Facility in July 2013 and the first draw-down of $10 million in gross proceeds, the Company incurred debt financing costs of $418,477 which were included in accounts payable and accrued liabilities at July 31, 2013 and subsequently paid during Fiscal 2014.

NOTE 15:        COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $20,171. Office lease agreements expire between October 2014 and January 2016 for the United States and Canada.

The aggregate minimum payments over the next five years are as follows:

July 31, 2015	$227,423
July 31, 2016	36,869
$264,292

The Company is committed to pay its key executives a total of $511,321 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by the Company over a three-year period starting in August 2011. The sales price was based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract. During Fiscal 2013, the Company fulfilled its second-year delivery obligation in full and third-year delivery obligation in part under this contract. During Fiscal 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted. The parties attempted to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings. The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged preliminary disclosure statements, and formal discovery has commenced. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to the deadline set by the court.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: October 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 10, 2014

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)
Date: October 10, 2014

By:	/s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and Director
Date: October 10, 2014

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: October 10, 2014

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 10, 2014

By:	/s/ David Kong
David Kong
Director
Date: October 10, 2014

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 10, 2014

__________