Form 10-Q
period 2014-10-31
URANIUM ENERGY CORP
filed 2014-12-10
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 91,742,368 shares of common stock outstanding as of December 5, 2014.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	October 31, 2014	July 31, 2014

CURRENT ASSETS
Cash and cash equivalents		$4,413,221	$8,839,892
Available-for-sale securities		4,587	4,811
Accounts and interest receivable		14,870	15,061
Inventories	3	2,012,387	1,896,475
Prepaid expenses and deposits		520,137	726,984
Current portion of deferred financing costs		83,811	83,811
		7,049,013	11,567,034

DEFERRED FINANCING COSTS		146,669	167,621
MINERAL RIGHTS AND PROPERTIES	4	39,207,633	39,488,699
PROPERTY, PLANT AND EQUIPMENT	5	7,756,565	8,005,337
RECLAMATION DEPOSITS	6	5,678,974	5,678,629
		$59,838,854	$64,907,320

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,763,200	$2,088,284
Due to related parties	7	5,545	11,234
Current portion of asset retirement obligations	9	284,023	198,816
		2,052,768	2,298,334

DEFERRED INCOME TAX LIABILITIES		689,974	711,477
LONG-TERM DEBT	8	19,007,595	18,705,137
ASSET RETIREMENT OBLIGATIONS	9	3,752,100	3,768,773
		25,502,437	25,483,721

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 91,529,711 shares issued and outstanding (July 31, 2014 - 90,966,558)	10	91,533	90,972
Additional paid-in capital		209,647,020	208,008,312
Accumulated deficit		(175,388,373)	(168,662,146)
Accumulated other comprehensive loss		(13,763)	(13,539)
		34,336,417	39,423,599
		$59,838,854	$64,907,320

COMMITMENTS AND CONTINGENCIES	14
SUBSEQUENT EVENTS	6

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended October 31,
	Notes	2014	2013

SALES		$-	$-

COSTS AND EXPENSES
Cost of sales		-	-
Inventory write-down		-	392,149
Mineral property expenditures	4	2,260,131	1,588,143
General and administrative	7, 10	3,177,588	2,305,789
Depreciation, amortization and accretion	4, 5, 9	577,242	541,079
Impairment loss on mineral property		-	28,891
		6,014,961	4,856,051
LOSS FROM OPERATIONS		(6,014,961)	(4,856,051)

OTHER INCOME (EXPENSES)
Interest income		4,720	5,326
Interest and finance costs	8	(737,489)	(797,447)
Loss on fair value of variable share forward contract		-	(231,762)
		(732,769)	(1,023,883)
LOSS BEFORE INCOME TAXES		(6,747,730)	(5,879,934)

DEFERRED INCOME TAX BENEFIT		21,503	-
NET LOSS FOR THE PERIOD		(6,726,227)	(5,879,934)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(224)	(2,301)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(6,726,451)	$(5,882,235)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		91,280,843	86,429,172

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended October 31,
	Notes	2014	2013
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(6,726,227)	$(5,879,934)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	1,454,296	337,902
Depletion, depreciation, amortization and accretion		900,652	1,102,367
Impairment loss on mineral property		-	28,891
Loss on fair value of variable share forward contract		-	231,762
Deferred income tax benefit		(21,503)	-
Changes in operating assets and liabilities
Accounts and interest receivable		191	(4,301)
Inventories	3	(88,788)	(312,467)
Prepaid expenses and deposits		(28,771)	(125,249)
Accounts payable and accrued liabilities		(325,085)	(1,259,043)
Settlement of asset retirement obligations		-	(12,123)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(4,835,235)	(5,892,195)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	420,591	6,713,504
Debt financing costs		-	(188,107)
Due to related parties	7	(5,689)	(217)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		414,902	6,525,180

INVESTING ACTIVITIES
Investment in mineral rights and properties		-	(83,823)
Purchase of property, plant and equipment		(5,993)	(21,895)
Increase in reclamation deposits		(345)	(510)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(6,338)	(106,228)

NET CASH FLOWS		(4,426,671)	526,757
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		8,839,892	14,171,807
CASH AND CASH EQUIVALENTS, END OF PERIOD		$4,413,221	$14,698,564

SUPPLEMENTAL CASH FLOW INFORMATION	7, 13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$(168,662,146)	$(13,539)	$39,423,599
Common stock
Issued for equity financing, net of issuance costs	280,045	280	175,143	-	-	175,423
Issued for exercise of stock options	28,937	29	9,521	-	-	9,550
Stock-based compensation
Common stock issued for consulting services	254,171	252	330,079	-	-	330,331
Options issued for consulting services	-	-	100,379	-	-	100,379
Options issued for management fees	-	-	572,276	-	-	572,276
Options issued for employee benefits	-	-	451,310	-	-	451,310
Net loss for the period	-	-	-	(6,726,227)	-	(6,726,227)
Other comprehensive loss	-	-	-	-	(224)	(224)
Balance, October 31, 2014	91,529,711	$91,533	$209,647,020	$(175,388,373)	$(13,763)	$34,336,417

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. No revenue from uranium sales was realized for the three months ended October 31, 2014 and the fiscal year ended July 31, 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and debt financing in order to fund its ongoing operations. During Fiscal 2013 and 2012, the Company also relied on cash flows generated from its mining activities. The Company’s reliance on equity and debt financings is expected to continue for the foreseeable future. Existing cash resources and anticipated sources of financing are expected to provide sufficient funds to carry out the Company’s plan of operations for the next twelve months. The Company’s continuation as a going concern for a period beyond twelve months will be dependent upon its ability to obtain adequate additional financing, as the Company’s operations are capital intensive and future capital expenditures are expected to be substantial. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. At October 31, 2014, the Company had working capital of $5.0 million and an accumulated deficit of $175.4 million.

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015.

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
October 31, 2014
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

Recently Issued Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

NOTE 3: INVENTORIES

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consisted of the following:

	October 31, 2014	July 31, 2014
Supplies	$22,768	$26,631
Work-in-progress	39,813	63,257
Finished goods - uranium concentrates	1,949,806	1,806,587
	$2,012,387	$1,896,475

At October 31, 2014, the total non-cash component of inventory was $395,923 (July 31, 2014: $368,799). For the three months ended October 31, 2014, no inventory write-down to net realizable value was recorded (three months ended October 31, 2013: $392,149).

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

NOTE 4: MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2014, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At October 31, 2014, annual maintenance payments of approximately $1,055,000 are required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	October 31, 2014	July 31, 2014
Mineral Rights and Properties, Unproven
Palangana Mine	$6,664,260	$6,664,260
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	364,710	364,710
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,372,008	1,372,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	661,271	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	262,115	262,115
	42,272,959	42,272,959
Accumulated Depletion	(3,664,286)	(3,454,533)
	38,608,673	38,818,426

Databases	2,405,038	2,405,038
Accumulated Amortization	(1,990,461)	(1,928,901)
	414,577	476,137

Land Use Agreements	390,155	390,155
Accumulated Amortization	(205,772)	(196,019)
	184,383	194,136
	$39,207,633	$39,488,699

During the three months ended October 31, 2014, the Company did not record any impairment loss associated with the abandonment of the Company’s mineral rights (three months ended October 31, 2013: $28,891).

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

No revenues were generated from the sale of uranium concentrates during the three months ended October 31, 2014 or Fiscal 2014. Historically, the Palangana Mine has been the Company’s sole source for uranium concentrates sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad Project, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended October 31,
	2014	2013
Mineral Property Expenditures
Palangana Mine	$432,660	$671,582
Goliad Project	34,257	144,971
Burke Hollow Project	980,567	174,298
Longhorn Project	11,246	8,244
Salvo Project	20,800	789
Anderson Project	94,172	84,161
Workman Creek Project	31,300	28,971
Slick Rock Project	49,784	49,025
Yuty Project	218,889	17,825
Coronel Oviedo Project	144,584	84,151
Other Mineral Property Expenditures	241,872	324,126
	$2,260,131	$1,588,143

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	October 31, 2014			July 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$7,107,717	$(639,860)	$6,467,857	$7,107,717	$(595,169)	$6,512,548
Mining Equipment	2,587,206	(1,796,678)	790,528	2,587,206	(1,678,958)	908,248
Vehicles	1,855,451	(1,619,869)	235,582	1,855,451	(1,559,850)	295,601
Computer Equipment	651,615	(576,411)	75,204	645,622	(551,633)	93,989
Furniture and Fixtures	182,568	(170,773)	11,795	182,568	(163,278)	19,290
Land	175,144	-	175,144	175,144	-	175,144
Leasehold Improvements	1,242	(787)	455	1,242	(725)	517
	$12,560,943	$(4,804,378)	$7,756,565	$12,554,950	$(4,549,613)	$8,005,337

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

NOTE 6: RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and processing activities in the respective states.

Reclamation deposits consisted of the following:

	October 31, 2014	July 31, 2014
Palangana Mine	$3,689,666	$3,689,666
Hobson Processing Facility	1,957,476	1,957,476
Arizona	15,000	15,000
Wyoming	816	815
	5,662,958	5,662,957
Interest	16,016	15,672
	$5,678,974	$5,678,629

In November 2014, the Company secured $5.6 million of surety bonds subject to a 2% annual premium on the face value, replacing an equivalent amount of reclamation deposits related to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility. Since the reclamation deposits had been funded entirely by cash payments, the surety bonds allowed for the release of $3.9 million as cash and cash equivalents to the Company, with the $1.7 million balance or 30% of the face value remaining as reclamation deposits for collateral purposes.

NOTE 7: DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2014, the Company incurred $39,134 (three months ended October 31, 2013: $37,403) in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, the Company issued 15,000 restricted shares with a fair value of $18,150 for the services received.

During the three months ended October 31, 2013, the Company incurred $9,000 in consulting fees paid to a company controlled by a former director of the Company.

At October 31, 2014, amounts owed to related parties totaled $5,545 (July 31, 2014: $11,234). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8: LONG-TERM DEBT

At October 31, 2014, long-term debt consisted of the following:

	October 31, 2014	July 31, 2014
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(992,405)	(1,294,863)
Long-term debt, net of unamortized discount	$19,007,595	$18,705,137

For the three months ended October 31, 2014 and 2013, the amortization of debt discount totaled $302,458 and $431,007, respectively, which were recorded as interest expense and included in the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at October 31, 2014 are as follows:

Fiscal 2015	$-
Fiscal 2016	1,666,667
Fiscal 2017	18,333,333
Total	$20,000,000

NOTE 9: ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations (“ARO”) relate to site restoration for the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2014	$3,967,589
Accretion	68,534
Balance, October 31, 2014	4,036,123
Less: current portion of asset retirement obligations	(284,023)
Long-term asset retirement obligations	$3,752,100

	October 31, 2014	July 31, 2014
Undiscounted amount of estimated cash flows	$6,382,549	$6,382,549

Payable in years	2.5 to 12	2.5 to 12
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2015	$198,816
Fiscal 2016	340,827
Fiscal 2017	1,082,173
Fiscal 2018	635,932
Fiscal 2019	-
Remaining balance	4,124,801
$6,382,549

NOTE 10: CAPITAL STOCK

Capital Stock

At October 31, 2014, the Company’s capital stock was 750,000,000 authorized shares of common stock with a par value of $0.001 per share.

The Company previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “2011 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $50 million of which a total of $34.4 million was utilized through public offers and sales of shares and units. The Company filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the 2011 Shelf, which increased the remaining amount available under the 2011 Shelf to $18.7 million.

15

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

On December 31, 2013, the Company filed a prospectus supplement to the 2011 Shelf, providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company. During the three months ended October 31, 2014, the Company completed a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering, with transaction costs of $289,870 relating to the 2011 Shelf and ATM Offering previously included in prepaid expenses and deposits charged to additional paid-in capital as corresponding share issuance costs.

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

Share Transactions

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2014	90,966,558
Equity Financing	280,045	$1.70	$1.70	$175,423
Service Agreements	254,171	1.07	1.63	330,330
Options Exercised	28,937	0.33	0.33	9,550
Balance, October 31, 2014	91,529,711

Share Purchase Warrants

A summary of warrants outstanding and exercisable at October 31, 2014 is presented below:

Weighted			Weighted Average
Average	Number of Warrants		Remaining Contractual
Exercise Price	Outstanding	Expiry Date	Life (Years)
$ 1.00	500,000	March 1, 2016	1.33
1.95	50,000	June 3, 2016	1.59
2.50	2,600,000	July 30, 2018	3.75
2.60	1,859,524	October 23, 2016	1.98
$ 2.38	5,009,524		2.83

Stock Options

At October 31, 2014, the Company has one stock option plan, the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan provides for 7,500,000 shares of the Company that may be issued pursuant to awards that may be granted and an additional 7,958,941 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2013 Stock Incentive Plan. The 2014 Plan supersedes and replaces the Company’s prior 2013 Stock Incentive Plan, which superseded and replaced the Company’s prior 2009 and 2006 Stock Option Plans, such that no further shares are issuable under these prior plans.

During the three months ended October 31, 2014, the Company granted stock options under the 2014 Plan to the Company’s directors, officers, employees and consultants to purchase a total of 7,540,000 shares of the Company exercisable at a price of $1.32 per share over a five-year term. These stock options are subject to an 18-month vesting provision whereby at the end of each of the first three, six, 12 and 18 months after the grant date, 25% of the total stock option grant becomes exercisable.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

These stock options have a 5-year contractual term, which is significantly different from the 10-year contractual term generally applicable to stock options previously granted by the Company. Since no relevant historical information was available to provide a reasonable basis in estimating the expected life, the Company adopted the simplified method, being the mid-point of the average vesting date and the end of the contractual term, to estimate the expected life for these stock options.

The grant date fair value of these stock options was $0.50 which was valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	0.94%
Expected Volatility	56.28%
Expected Life in Years	2.90
Expected Dividend Yield	0.00%

A continuity schedule of outstanding stock options for the underlying common shares at October 31, 2014, and the changes during the period, is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2014	7,987,214	$2.10	4.97
Issued	7,540,000	1.32	4.84
Exercised	(28,937)	0.33	1.28
Forfeited	(58,750)	2.82	7.26
Balance, October 31, 2014	15,439,527	$1.72	4.78

At October 31, 2014, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding options was estimated at $1,475,491 (vested: $1,475,491 and unvested: $Nil).

At October 31, 2014, unrecognized compensation cost related to non-vested stock options granted under the Company’s 2014 Plan was $2,576,401, which is expected to be recognized over 1.34 years.

A summary of options outstanding and exercisable at October 31, 2014 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	October 31, 2014	Exercise Price	October 31, 2014	Exercise Price
$0.33 to $0.70	1,972,254	$0.41	1,972,254	$0.41
$0.71 to $2.45	11,324,000	1.67	3,764,000	2.37
$2.46 to $5.90	2,143,273	3.20	2,139,940	3.20
	15,439,527	$1.72	7,876,194	$2.10

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense for the three months ended October 31, 2014 and 2013 is presented below:

	Three Months Ended October 31,
	2014	2013
Stock-Based Consulting Fees
Common stock issued for consulting services	$330,331	$290,552
Options issued to consultants	100,379	13,604
	430,710	304,156
Stock-Based Management Fees
Options issued to management	572,276	-
	572,276	-
Stock-Based Wages and Benefits
Options issued to employees	451,310	34,169
	451,310	34,169

Stock-based compensation charged to inventory	-	(993)
	$1,454,296	$337,332

NOTE 11: LOSS PER SHARE

The following table reconciles weighted average number of shares used in the computation of basic and diluted loss per share for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
	2014	2013
Numerator
Net Loss for the Period	$(6,726,227)	$(5,879,934)

Denominator
Basic Weighted Average Number of Shares	91,280,843	86,429,172
Dilutive Stock Options and Warrants	-	-
Diluted Weighted Average Number of Shares	91,280,843	86,429,172

Net Loss per Share, Basic and Diluted	$(0.07)	$(0.07)

For the three months ended October 31, 2014 and 2013, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

NOTE 12: SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At October 31, 2014, long-term assets located in the U.S. totaled $39,671,822, or 75% of the Company’s total long-term assets of $52,789,841.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	October 31, 2014
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Deferred Financing Costs	$146,669	$-	$-	$-	$-	$146,669
Mineral Rights and Properties	14,452,112	10,791,861	883,105	-	13,080,555	39,207,633
Property, Plant and Equipment	7,718,915	-	186	15,323	22,141	7,756,565
Reclamation Deposits	5,663,158	15,000	816	-	-	5,678,974
Total Long-term Assets	$27,980,854	$10,806,861	$884,107	$15,323	$13,102,696	$52,789,841

	July 31, 2014
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Deferred Financing Costs	$167,621	$-	$-	$-	$-	$167,621
Mineral Rights and Properties	14,732,677	10,791,861	883,606	-	13,080,555	39,488,699
Property, Plant and Equipment	7,966,833	-	465	12,960	25,079	8,005,337
Reclamation Deposits	5,662,814	15,000	815	-	-	5,678,629
Total Long-term Assets	$28,529,945	$10,806,861	$884,886	$12,960	$13,105,634	$53,340,286

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three Months Ended October 31, 2014
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	1,635,826	127,108	133,725	-	363,472	2,260,131
General and administrative	2,347,960	56,536	6,964	758,385	7,743	3,177,588
Depreciation, amortization and accretion	569,893	-	780	3,463	3,106	577,242
Impairment loss on mineral property	-	-	-	-	-	-
	4,553,679	183,644	141,469	761,848	374,321	6,014,961
Loss from operations	(4,553,679)	(183,644)	(141,469)	(761,848)	(374,321)	(6,014,961)

Other (income) and expenses	727,891	5,189	-	-	(311)	732,769
Loss before income taxes	$(5,281,570)	$(188,833)	$(141,469)	$(761,848)	$(374,010)	$(6,747,730)

	Three Months Ended October 31, 2013
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	392,149	-	-	-	-	392,149
Mineral property expenditures	1,245,460	126,693	114,014	-	101,976	1,588,143
General and administrative	1,324,533	34,417	41,332	904,622	885	2,305,789
Depreciation, amortization and accretion	527,296	758	5,130	4,923	2,972	541,079
Impairment loss on mineral property	-	-	28,891	-	-	28,891
	3,489,438	161,868	189,367	909,545	105,833	4,856,051
Loss from operations	(3,489,438)	(161,868)	(189,367)	(909,545)	(105,833)	(4,856,051)

Other (income) and expenses	1,016,487	5,189	-	2,223	(16)	1,023,883
Loss before income taxes	$(4,505,925)	$(167,057)	$(189,367)	$(911,768)	$(105,817)	$(5,879,934)

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2014, the Company issued 254,171 restricted shares with a fair value of $330,331 for consulting services.

NOTE 14: COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $20,199. Office lease agreements expire between April 2015 to January 2016 for the United States and Canada.

The aggregate minimum payments over the next five years are as follows:

Fiscal 2015	$178,210
Fiscal 2016	40,469
$218,679

The Company is committed to pay its key executives a total of $756,393 per year for management services.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(Unaudited)

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged preliminary disclosure statements, and formal discovery is currently in progress. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to the deadline set by the court.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations of the Company (“MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in the reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Quarterly Report on Form 10-Q for the three months ended October 31, 2014 and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors” under Part II - Other Information.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2014, our most recently completed year-end, to October 31, 2014 and our results of operations for the three months ended October 31, 2014 and 2013, and should be read in conjunction with the MD&A contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2014.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for the fiscal year ended July 31, 2014, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At October 31, 2014, we had no uranium supply or “off-take” agreements in place.

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

On September 5, 2013, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. Since then, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project continued as planned, as well as further exploration and permitting activities completed at the Burke Hollow Project.

During the three months ended October 31, 2014:

  permitting activities continued to advance at other PAAs of the Palangana Mine;
  permitting activities continued and a drill program comprised of 43 exploration holes totaling 22,295 feet was completed at the Burke Hollow Project located in Texas;
  a Preliminary Economic Assessment dated July 6, 2014 prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators, (“NI 43- 101”) was filed for the Anderson Project located in Arizona;
  a public offer and sale of 280,045 shares of the Company was completed at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering; and
  Scott Melbye was appointed Executive Vice President and Craig Wall was appointed Vice President of Environmental, Health and Safety.

Mineral Rights and Properties

The following is a summary of significant activities by project for the three months ended October 31, 2014:

Texas: Palangana Mine

During the three months ended October 31, 2014, we continued with our strategic plan for reduced operations initiated in Fiscal 2014. Since then, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices.

The Mine Area permit to include additional PAAs at the Palangana Mine was approved and issued by the Texas Commission on Environmental Quality (“TCEQ”). Both the PAA-4 permit and the Radioactive Material License amendment to add PAA-4 were approved and issued by the TCEQ. The Aquifer Exemption amendment to include PAA-4 was approved and issued by the TCEQ, for which concurrence by the Environmental Protection Agency will be required.

Texas: Burke Hollow Project

During the three months ended October 31, 2014, 43 exploration holes totaling 22,295 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 140 feet to a maximum 1,100 feet, with an average depth of 518 feet. At October 31, 2014, a total of 526 exploration holes totaling 246,400 feet have been drilled to depths ranging from a minimum 140 feet to a maximum 1,100 feet, with an average depth of 468 feet.

The Mine Area, Aquifer Exemption, Radioactive Material License and two Waste Disposal Well applications are currently under technical review by the TCEQ.

Arizona: Anderson Project

Historic and recent drilling results are being reviewed for future exploration/delineation activities in the Anderson Project. A Preliminary Economic Assessment dated July 6, 2014 prepared in accordance with NI 43-101 was completed and filed in September 2014.

Results of Operations

For the three months ended October 31, 2014 and 2013, we recorded a net loss of $6,726,227 ($0.07 per share) and $5,879,934 ($0.07 per share), respectively. Costs and expenses during the three months ended October 31, 2014 and 2013 were $6,014,961 and $4,856,051, respectively.

Uranium Extraction Activities

During the three months ended October 31, 2014, we continued with our strategic plan for reduced operations initiated in Fiscal 2014. Uranium extraction at PAA-1, 2 and 3 of the Palangana Mine has continued to operate at a reduced pace and as a result, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility have decreased significantly. During the three months ended October 31, 2014 and 2013, the Palangana Mine extracted 7,000 and 15,000 pounds of U3O8, respectively, while the Hobson Processing Facility processed 8,000 and 16,000 pounds of U3O8, respectively.

During the three months ended October 31, 2014 and 2013, no revenue from sales of U3O8 was generated. Since commencing uranium extraction at the Palangana Mine in November 2010 to October 31, 2014, the Hobson Processing Facility has processed finished goods representing 568,000 pounds of U3O8, of which 490,000 pounds have been sold, resulting in a finished goods inventory balance of 78,000 pounds of U3O8 remaining as of October 31, 2014.

At October 31, 2014, the total value of inventories was $2,012,387, of which $1,949,806 (97%) represented the carrying value of finished goods of U3O8, $39,813 (2%) represented the carrying value of work-in-progress and $22,768 (1%) represented the carrying value of supplies. The cash component of the total carrying value of inventories was $1,616,464 and the non-cash component of the total carrying value of inventory was $395,923. For the three months ended October 31, 2014, no inventory write-down to net realizable value was recognized.

At July 31, 2014, the total value of inventories was $1,896,475 of which $1,806,587 (96%) represented the carrying value of finished goods of U3O8, $63,257 (3%) represented the carrying value of work-in-progress and $26,631 (1%) represented the carrying value of supplies. The cash component of the total carrying value of inventories was $1,527,676 and the non-cash component of the total carrying value of inventory was $368,799. During Fiscal 2014, inventory write-downs totaling $804,060 were recognized to adjust the U3O8 inventory balances in finished goods and work-in-progress to net realizable values to reflect market prices of U3O8, less estimated royalties.

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Costs and Expenses

For the three months ended October 31, 2014 and 2013, costs and expenses totaled $6,014,961 and $4,856,051, respectively, comprised of mineral property expenditures of $2,260,131 and $1,588,143, general and administrative of $3,177,588 and $2,305,789, depreciation, amortization and accretion of $577,242 and $541,079. No inventory write-down or impairment loss on mineral property was recorded for the three months ended October 31, 2014. During the three months ended October 31, 2013, an inventory write-down totaling $392,149 and impairment loss on mineral property of $28,891 were recognized. During the three months ended October 31, 2014 and 2013, no sales of U3O8 were generated therefore no corresponding cost of sales were recorded.

Mineral Property Expenditures

During the three months ended October 31, 2014 and 2013, mineral property expenditures totaled $2,260,131 and $1,588,143, respectively, comprised of expenditures relating to permitting, property maintenance, exploration, pre-extraction and all other non-extraction related activities on our uranium projects. During the three months ended October 31, 2014 and 2013, this amount included uranium extraction expenditures directly related to maintaining operational readiness and permitting compliance of $492,024 and $529,448, respectively, for the Palangana Mine and Hobson Processing Facility.

The following table is a summary of the mineral property expenditures incurred on our uranium projects during the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
	2014	2013
Mineral Property Expenditures
Palangana Mine	$432,660	$671,582
Goliad Project	34,257	144,971
Burke Hollow Project	980,567	174,298
Longhorn Project	11,246	8,244
Salvo Project	20,800	789
Anderson Project	94,172	84,161
Workman Creek Project	31,300	28,971
Slick Rock Project	49,784	49,025
Yuty Project	218,889	17,825
Coronel Oviedo Project	144,584	84,151
Other Mineral Property Expenditures	241,872	324,126
	$2,260,131	$1,588,143

General and Administrative

During the three months ended October 31, 2014 and 2013, general and administrative expenses totaled $3,177,588 and $2,305,789, respectively.

The following summary provides a discussion of the major expense categories, including salaries, management and consulting fees; office, investor relations, communications and travel; professional fees; and stock-based compensation, including analyses of the factors that caused any significant variances compared to the same period last year:

  For the three months ended October 31, 2014, salaries, management and consulting fees totaled $657,143, which have remained relatively consistent compared with $694,704 for the three months ended October 31, 2013;

  For the three months ended October 31, 2014, office, investor relations, communications and travel expenses totaled $737,783, which decreased by $119,142 compared with $856,925 for the three months ended October 31, 2013. This decrease reflects our continuing efforts to monitor and control our costs overall to reduce expenses wherever possible;

  For the three months ended October 31, 2014, professional fees totaled $328,366, which decreased by $88,462 compared with $416,828 for the three months ended October 31, 2013. This decrease was primarily the result of decreased audit and accounting fees, offset by increased legal fees relating to regulatory filings and legal proceedings; and

  For the three months ended October 31, 2014, stock-based compensation totaled $1,454,296, which increased by $1,116,964 compared with $337,332 for the three months ended October 31, 2013. This increase was primarily the result of stock options granted to the Company’s directors, officers, employees and consultants during the three months ended October 31, 2014.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2014, depreciation, amortization and accretion totaled $577,242, which has remained relatively consistent compared with $541,079 for the three months ended October 31, 2013. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Interest and Finance Costs

During the three months ended October 31, 2014 and 2013, interest and finance costs totaled $737,489 and $797,447 and were primarily comprised of, respectively, amortization of deferred financing costs of $20,952 and $54,584, amortization of debt discount of $302,458 and $431,007 and interest and standby fees of $408,889 and $306,666.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014

Sales	$-	$-	$-	$-
Net loss	(6,726,227)	(6,219,172)	(6,697,107)	(7,178,894)
Total comprehensive loss	(6,726,451)	(6,219,156)	(6,704,335)	(7,182,920)
Basic and diluted loss per share	(0.07)	(0.07)	(0.08)	(0.08)
Total assets	59,838,854	64,907,320	70,496,960	67,320,964

	For the Quarters Ended
	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013

Sales	$-	$1,980,000	$2,789,325	$2,103,750
Net loss	(5,879,934)	(5,077,213)	(3,900,045)	(5,588,210)
Total comprehensive loss	(5,882,235)	(5,050,693)	(3,900,279)	(5,591,888)
Basic and diluted loss per share	(0.07)	(0.06)	(0.05)	(0.06)
Total assets	73,692,104	73,250,001	67,927,245	72,188,198

Liquidity and Capital Resources

	October 31, 2014	July 31, 2014
Cash and cash equivalents	$4,413,221	$8,839,892
Current assets	7,049,013	11,567,034
Current liabilities	2,052,768	2,298,334
Working capital	4,996,245	9,268,700

At October 31, 2014, we had working capital of $4,996,245, a decrease of $4,272,455 from our working capital of $9,268,700 at July 31, 2014. At October 31, 2014, we had $4,413,221 (July 31, 2014: $8,839,892) in cash and cash equivalents, which continues to represent the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

At October 31, 2014, we had 78,000 pounds of U3O8 in finished goods inventories that were available for sale with an approximate market value of $2.9 million.

In November 2014, we secured $5.6 million of surety bonds subject to a 2% annual premium on the face value, replacing an equivalent amount of reclamation deposits related to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility. Since the reclamation deposits had been funded entirely by cash payments, the surety bonds allowed for the release of $3.9 million as cash and cash equivalents to the Company, with the $1.7 million balance or 30% of the face value remaining as reclamation deposits for collateral purposes.

On September 5, 2013, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. Since then, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness to ramp-up output in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project continued as planned, as well as further exploration and permitting activities completed at the Burke Hollow Project. As a result, we did not rely on cash flows generated from our mining activities during the three months ended October 31, 2014 or Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

No revenue from the sale of U3O8 was realized during the three months ended October 31, 2014 or Fiscal 2014. Although our planned principal operations have commenced from which significant revenues from sales of U3O8 were realized during Fiscal 2013 of $9,026,325 and Fiscal 2012 of $13,757,400, we have yet to achieve profitability and have had a history of operating losses and significant negative cash flow since inception. For the three months ended October 31, 2014 and 2013, our net losses totaled $6,726,227 and $5,879,934, respectively, and we had an accumulated deficit balance of $175,388,373 as at October 31, 2014. During the three months ended October 31, 2014, net cash flows decreased by $4,426,671 compared to an increase of $526,757 during the three months ended October 31, 2013.

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

Equity Financings

On December 31, 2013, we filed a prospectus supplement to the 2011 Shelf providing for the public offer and sale of shares of the Company having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 with Cantor Fitzgerald & Co. as sales agent.

During the three months ended October 31, 2014, we completed a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering. The 2011 Shelf expired on September 2, 2014. As a result, no further public offer and sale of the Company’s shares may be completed through the ATM Offering under the 2011 Shelf.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2014 was $4,835,235 (three months ended October 31, 2013: $5,892,195). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2014 was $414,902 (three months ended October 31, 2013: $6,525,180) resulting primarily from net cash of $411,041 received from the issuance of common shares from the equity financing and $9,550 received from the exercise of stock options (three months ended October 31, 2013: $6,691,003 from equity financing and $22,501 from exercise of stock options). During the three months ended October 31, 2013, we paid transaction costs of $188,107 related to the loan facility.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2014 was $6,338 (three months ended October 31, 2013: $106,228), resulting primarily from the acquisition of mineral rights and properties of $Nil (three months ended October 31, 2013: $83,823) and purchase of property, plant and equipment of $5,993 (three months ended October 31, 2013: $21,895).

Stock Options and Warrants

At October 31, 2014, the Company had stock options outstanding representing 15,439,527 common shares at a weighted-average exercise price of $1.72 per share and share purchase warrants outstanding representing 5,009,524 common shares at a weighted-average exercise price of $2.38 per share. At October 31, 2014, outstanding stock options and warrants represented a total 20,449,051 common shares issuable for gross proceeds of approximately $38,510,000 should these stock options and warrants be exercised in full. At October 31, 2014, outstanding in-the-money stock options and warrants represented a total 2,522,254 common shares exercisable for gross proceeds of approximately $1,350,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Directors and Officers

During the three months ended October 31, 2014, the Company incurred $39,134 (three months ended October 31, 2013: $37,403) in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, the Company issued 15,000 restricted shares with a fair value of $18,150 for the services received.

During the three months ended October 31, 2013, the Company incurred $9,000 in consulting fees paid to a company controlled by a former director of the Company.

At October 31, 2014, amounts due to related parties totaled $5,545 (July 31, 2014: $11,234). These amounts are unsecured, non-interest bearing and due on demand.

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the fiscal year ended July 31, 2014 have not changed, except for commitments relating to executive management services which increased by $245,072 due primarily to the appointment of an Executive Vice President during the three months ended October 31, 2014.

At October 31, 2014, we have made all scheduled payments and complied with all of the covenants under the Amended and Restated Credit Agreement dated and effective March 13, 2014, and we expect to continue complying with all scheduled payments and covenants during our fiscal year ending July 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data in our Form 10-K Annual Report for the fiscal year ended July 31, 2014.

Refer to “Critical Accounting Policies” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Annual Report for the fiscal year ended July 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for the fiscal year ended July 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged preliminary disclosure statements, and formal discovery is currently in progress. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to the deadline set by the court.

Item 1A. Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2014 and this Form 10-Q Quarterly Report, the following list of material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating our Company, our business and the market value of our common stock. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the market price of our common stock. Refer to “Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2014.

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

As more fully described under Item 1. Business in our Form 10-K Annual Report for the fiscal year ended July 31, 2014, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction utilizing ISR for the first time at the Palangana Mine and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and accumulated deficit since inception to October 31, 2014 of $175.4 million. Although we generated revenues from sales of U3O8 during Fiscal 2013 and 2012 of $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations. No revenues from the sale of U3O8 were generated during the three months ended October 31, 2014 or during Fiscal 2014 or prior to Fiscal 2012. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term. Historically, we have been reliant primarily on equity financings and, more recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 1. Legal Proceedings. No reserves have been established for any potential liability relating to these lawsuits. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, results of operations or financial position.

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

We are authorized to issue 750,000,000 shares of common stock of which 91,529,711 shares were issued and outstanding as of October 31, 2014. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2014, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “U.S. Securities Act”):

  On August 7, 2014, we issued 30,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.59 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
  On August 19, 2014, we issued 8,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.63 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.
  On August 22, September 22 and October 22, 2014 we issued 9,203 shares of restricted common stock, 9,202 shares of restricted common stock and 9,202 shares of restricted common stock, respectively, to a consultant at a deemed issuance price of $1.63 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a) (2) with respect to the issuance of these shares.

  On August 25, 2014, we issued 16,340 shares of restricted common stock, and on September 24, 2014 we issued a further 16,340 shares of restricted common stock, to a consultant at a deemed issuance price of $1.53 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares.
  On September 26, 2014, we issued 3,333 shares of restricted common stock to a consultant at a deemed issuance price of $0.99 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a) (2) with respect to the issuance of these shares.
  On October 20, 2014, we issued an aggregate of 110,740 restricted common shares to three consultants at a deemed issuance price of $1.21 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for two of the consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other consultant. On the same date, we issued a further 5,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.20 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares. On the same date, we issued a further 13,447 shares of restricted common stock to a consultant at a deemed issuance price of $1.36 per share in consideration for services under an engagement letter. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares.
  On October 27, 2014, we issued 23,364 shares of restricted common stock to a consultant at a deemed issuance price of $1.07 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2014, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: December 9, 2014

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)
Date: December 9, 2014