Form 10-Q
period 2015-01-31
URANIUM ENERGY CORP
filed 2015-03-12
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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
91,993,916 shares of common stock outstanding as of March 9, 2015.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2015

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	January 31, 2015	July 31, 2014

CURRENT ASSETS
Cash and cash equivalents		$4,362,544	$8,839,892
Available-for-sale securities		3,139	4,811
Accounts and interest receivable		14,659	15,061
Inventories	3	2,101,666	1,896,475
Prepaid expenses and deposits		583,026	726,984
Current portion of deferred financing costs		83,811	83,811
		7,148,845	11,567,034

DEFERRED FINANCING COSTS		125,716	167,621
MINERAL RIGHTS AND PROPERTIES	4	39,012,624	39,488,699
PROPERTY, PLANT AND EQUIPMENT	5	7,531,864	8,005,337
RECLAMATION DEPOSITS	6	1,706,025	5,678,629
		$55,525,074	$64,907,320

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,132,672	$2,088,284
Due to related parties	7	4,917	11,234
Current portion of asset retirement obligations	9	340,827	198,816
		1,478,416	2,298,334

DEFERRED INCOME TAX LIABILITIES		687,847	711,477
LONG-TERM DEBT	8	19,321,639	18,705,137
ASSET RETIREMENT OBLIGATIONS	9	3,710,374	3,768,773
		25,198,276	25,483,721

STOCKHOLDERS' EQUITY
Capital stock Common stock $0.001 par value: 750,000,000 shares authorized, 91,891,620 shares issued and outstanding (July 31, 2014 - 90,966,558)	10	91,895	90,972
Additional paid-in capital		211,514,027	208,008,312
Accumulated deficit		(181,263,913)	(168,662,146)
Accumulated other comprehensive loss		(15,211)	(13,539)
		30,326,798	39,423,599
		$55,525,074	$64,907,320

COMMITMENTS AND CONTINGENCIES	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Notes	2015	2014	2015	2014

SALES		$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales		-	-	-	-
Inventory write-down		-	-	-	392,149
Mineral property expenditures	4	1,254,268	2,584,020	3,514,399	4,172,163
General and administrative	7, 10	3,366,449	3,082,480	6,544,037	5,388,269
Depreciation, amortization and accretion	4, 5, 9	489,484	647,881	1,066,726	1,188,960
Impairment loss on mineral property		-	-	-	28,891
		5,110,201	6,314,381	11,125,162	11,170,432
LOSS FROM OPERATIONS		(5,110,201)	(6,314,381)	(11,125,162)	(11,170,432)

OTHER INCOME (EXPENSES)
Interest income		3,286	8,004	8,006	13,330
Interest and finance costs	8	(767,854)	(832,088)	(1,505,343)	(1,629,535)
Loss on disposition of assets		(2,898)	(2,553)	(2,898)	(2,553)
Loss on fair value of variable share forward contract		-	(36,839)	-	(268,601)
Loss on settlement of asset retirement obligations		-	(1,037)	-	(1,037)
		(767,466)	(864,513)	(1,500,235)	(1,888,396)
LOSS BEFORE INCOME TAXES		(5,877,667)	(7,178,894)	(12,625,397)	(13,058,828)

DEFERRED INCOME TAX BENEFIT		2,127	-	23,630	-
NET LOSS FOR THE PERIOD		(5,875,540)	(7,178,894)	(12,601,767)	(13,058,828)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(1,448)	(4,026)	(1,672)	(6,327)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,876,988)	$(7,182,920)	$(12,603,439)	$(13,065,155)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.06)	$(0.08)	$(0.14)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		91,746,410	89,701,157	91,513,626	88,058,149

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months Ended January 31,
	Notes	2015	2014
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period		$(12,601,767)	$(13,058,828)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	10	3,310,666	752,136
Depletion, depreciation, amortization and accretion		1,725,130	2,269,063
Impairment loss on mineral property		-	28,891
Loss on disposition of assets		2,898	2,553
Loss on fair value of variable share forward contract		-	268,601
Loss on settlement of asset retirement obligations		-	1,037
Deferred income tax benefit		(23,630)	-
Changes in operating assets and liabilities
Accounts and interest receivable		402	(4,602)
Inventories		(162,035)	(605,266)
Prepaid expenses and deposits		(91,660)	(109,086)
Accounts payable and accrued liabilities		(955,612)	(804,376)
Settlement of asset retirement obligations		-	(13,183)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(8,795,608)	(11,273,060)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	431,590	6,633,077
Debt financing costs		-	(357,497)
Due to related parties	7	(6,317)	(960)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		425,273	6,274,620

INVESTING ACTIVITIES
Investment in mineral rights and properties	4	(73,624)	(111,800)
Purchase of property, plant and equipment		(5,993)	(27,369)
Proceeds from disposition of assets		-	600
Cash proceeds from the release of reclamation deposits	6	5,663,158	-
Payment of collateral for surety bonds	6	(1,690,208)	-
Increase in reclamation deposits		(346)	(852)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES		3,892,987	(139,421)

NET CASH FLOWS		(4,477,348)	(5,137,861)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		8,839,892	14,171,807
CASH AND CASH EQUIVALENTS, END OF PERIOD		$4,362,544	$9,033,946

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$(168,662,146)	$(13,539)	$39,423,599
Common stock
Issued for equity financing, net of issuance costs	280,045	280	175,143	-	-	175,423
Issued for exercise of stock options	80,948	81	20,468	-	-	20,549
Stock-based compensation
Common stock issued for consulting services	564,069	562	876,863	-	-	877,425
Options issued for consulting services	-	-	374,435	-	-	374,435
Options issued for management fees	-	-	1,161,279	-	-	1,161,279
Options issued for employee benefits	-	-	897,527	-	-	897,527
Net loss for the period	-	-	-	(12,601,767)	-	(12,601,767)
Other comprehensive loss	-	-	-	-	(1,672)	(1,672)
Balance, January 31, 2015	91,891,620	$91,895	$211,514,027	$(181,263,913)	$(15,211)	$30,326,798

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 1:	NATURE OF OPERATIONS AND GOING CONCERN

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company”) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, on projects located in the United States and Paraguay.

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. No revenue from uranium sales was realized for the six months ended January 31, 2015 and the fiscal year ended July 31, 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future. During Fiscal 2013 and 2012, the Company also relied on cash flows generated from its mining activities.

At January 31, 2015, the Company had working capital of $5.7 million including cash and cash equivalents of $4.4 million. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate additional financing which the Company has successfully secured since its inception, including those from asset divestitures. However, there is no assurance that the Company will be successful in securing any form of additional financing including further asset divestitures and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

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

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consisted of the following:

	January 31, 2015	July 31, 2014
Supplies	$24,652	$26,631
Work-in-progress	55,487	63,257
Finished goods - uranium concentrates	2,021,527	1,806,587
	$2,101,666	$1,896,475

At January 31, 2015, the total non-cash component of inventory was $411,955 (July 31, 2014: $368,799). For the six months ended January 31, 2015, no inventory write-down to net realizable value was recorded (six months ended January 31, 2014: $392,149).

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2015, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At January 31, 2015, annual maintenance payments of approximately $1,060,000 are required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	January 31, 2015	July 31, 2014
Mineral Rights and Properties, Unproven
Palangana Mine	$6,587,135	$6,664,260
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	364,710	364,710
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,422,008	1,372,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	661,271	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	285,739	262,115
	42,269,458	42,272,959
Accumulated Depletion	(3,784,481)	(3,454,533)
	38,484,977	38,818,426

Databases	2,405,038	2,405,038
Accumulated Amortization	(2,052,021)	(1,928,901)
	353,017	476,137

Land Use Agreements	390,155	390,155
Accumulated Amortization	(215,525)	(196,019)
	174,630	194,136
	$39,012,624	$39,488,699

During the three months ended January 31, 2015, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities and the corresponding mineral rights and properties associated with the Palangana Mine were reduced by $77,125.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

No revenues were generated from the sale of uranium concentrates during the six months ended January 31, 2015 or Fiscal 2014. Historically, the Palangana Mine has been the Company’s sole source for uranium concentrates sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad and Burke Hollow Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Mineral Property Expenditures
Palangana Mine	$688,196	$635,877	$1,120,856	$1,307,459
Goliad Project	20,036	1,027,060	54,293	1,172,031
Burke Hollow Project	159,981	423,771	1,140,548	598,069
Longhorn Project	19,477	20,456	30,723	28,700
Salvo Project	2,039	227	22,839	1,016
Anderson Project	29,250	43,524	123,422	127,685
Workman Creek Project	-	1,240	31,300	30,211
Slick Rock Project	-	1,986	49,784	51,011
Yuty Project	40,872	62,924	259,761	80,749
Coronel Oviedo Project	151,178	60,045	295,762	144,196
Other Mineral Property Expenditures	143,239	306,910	385,111	631,036
	$1,254,268	$2,584,020	$3,514,399	$4,172,163

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2015			July 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$7,107,717	$(684,550)	$6,423,167	$7,107,717	$(595,169)	$6,512,548
Mining Equipment	2,441,416	(1,885,595)	555,821	2,587,206	(1,678,958)	908,248
Logging Equipment and Vehicles	1,962,895	(1,647,849)	315,046	1,855,451	(1,559,850)	295,601
Computer Equipment	619,625	(563,988)	55,637	645,622	(551,633)	93,989
Furniture and Fixtures	182,801	(175,752)	7,049	183,810	(164,003)	19,807
Land	175,144	-	175,144	175,144	-	175,144
	$12,489,598	$(4,957,734)	$7,531,864	$12,554,950	$(4,549,613)	$8,005,337

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 6:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits held with external financial institutions relating to exploration, pre-extraction, extraction and processing activities in the States of Arizona, Texas and Wyoming.

Reclamation deposits consisted of the following:

	January 31, 2015	July 31, 2014
Palangana Mine	$1,102,981	$3,689,666
Hobson Processing Facility	587,228	1,957,476
Arizona	15,000	15,000
Wyoming	816	815
	1,706,025	5,662,957
Interest	-	15,672
	$1,706,025	$5,678,629

In November 2014, the Company secured $5.6 million of surety bonds, subject to a 2% annual premium on the face value, as an alternate source of financial assurance for its future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility. These surety bonds replaced an equivalent amount of reclamation deposits funded entirely through cash payments by the Company, allowing for the release of $3.9 million in cash to the Company. The remaining $1.7 million, representing 30% of the face value of the surety bonds and comprised of $1.1 million relating to the Palangana Mine and $0.6 million relating to the Hobson Processing Facility, is held as restricted cash for collateral purposes as required by the surety.

NOTE 7:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2015, the Company incurred $33,524 and $72,658 (three and six months ended January 31, 2014: $36,237 and $73,640), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, during the six months ended January 31, 2015, the Company issued 15,000 restricted shares to this company for consulting services with a fair value of $18,150 included in general and administrative costs.

During the three and six months ended January 31, 2014, the Company incurred $9,000 and $18,000, respectively, in consulting fees paid to a company controlled by a former director of the Company.

At January 31, 2015, amounts owed to related parties totaled $4,917 (July 31, 2014: $11,234). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8:	LONG-TERM DEBT

Long-term debt consisted of the following:

	January 31, 2015	July 31, 2014
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(678,361)	(1,294,863)
Long-term debt, net of unamortized discount	$19,321,639	$18,705,137

For the three and six months ended January 31, 2015, the amortization of debt discount totaled $314,044 and $616,502 (three and six months ended January 31, 2014: $465,648 and $896,655), respectively, which were recorded as interest expense and included in the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at January 31, 2015 are as follows:

Fiscal 2015	$-
Fiscal 2016	1,666,667
Fiscal 2017	18,333,333
Total	$20,000,000

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations (“ARO”) relate to site restoration for the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2014	$3,967,589
Revision in estimate of asset retirement obligations	(77,125)
Accretion	160,737
Balance, January 31, 2015	4,051,201
Less: current portion of asset retirement obligations	(340,827)
Long-term asset retirement obligations	$3,710,374

	January 31, 2015	July 31, 2014
Undiscounted amount of estimated cash flows	$6,393,712	$6,382,549

Payable in years	2.5 to 12	2.5 to 12
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2015	$170,414
Fiscal 2016	340,827
Fiscal 2017	1,110,575
Fiscal 2018	635,932
Fiscal 2019	-
Remaining balance	4,135,964
$6,393,712

NOTE 10:	CAPITAL STOCK

Capital Stock

At January 31, 2015, the Company’s capital stock was 750,000,000 authorized shares of common stock with a par value of $0.001 per share.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

The Company filed a prospectus supplement to the 2011 Shelf, providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company. During the six months ended January 31, 2015, the Company completed a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering, with transaction costs of $289,870 relating to the 2011 Shelf and ATM Offering previously included in prepaid expenses and deposits charged to additional paid-in capital as corresponding share issuance costs.

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

Share Transactions

Period / Description	Common	Value per Share		Issuance
	Shares Issued	Low	High	Value
Balance, July 31, 2014	90,966,558
Equity Financing	280,045	$1.70	$1.70	$175,423
Consulting Services	254,171	1.07	1.63	330,330
Options Exercised	28,937	0.33	0.33	9,550
Balance, October 31, 2014	91,529,711
Consulting Services	309,898	1.09	1.90	547,095
Options Exercised (1)	52,011	0.33	0.45	10,999
Balance, January 31, 2015	91,891,620

(1) 25,000 options were exercised on a cashless basis resulting in 18,679 net shares issued

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at January 31, 2015 is presented below:

Weighted			Weighted Average
Average	Number of Warrants	Expiry Date	Remaining Contractual
Exercise Price	Outstanding		Life (Years)
$1.00	500,000	March 1, 2016	1.08
1.95	50,000	June 3, 2016	1.34
2.50	2,600,000	July 30, 2018	3.49
2.60	1,859,524	October 23, 2016	1.73
$2.38	5,009,524		2.58

Stock Options

At January 31, 2015, the Company had one stock option plan, the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan provides for 7,500,000 shares of the Company that may be issued pursuant to awards that may be granted and an additional 7,958,941 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2013 Stock Incentive Plan. The 2014 Plan supersedes and replaces the Company’s prior 2013 Stock Incentive Plan, which superseded and replaced the Company’s prior 2009 and 2006 Stock Option Plans, such that no further shares are issuable under these prior plans.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

In September 2014, the Company granted stock options under the 2014 Plan to the Company’s directors, officers, employees and consultants to purchase a total of 7,540,000 shares of the Company exercisable at a price of $1.32 per share over a five-year term. These stock options are subject to an 18-month vesting provision whereby at the end of each of the first three, six, 12 and 18 months after the grant date, 25% of the total stock option grant becomes exercisable.

These stock options have a five-year contractual term, which is significantly different from the 10-year contractual term generally applicable to stock options previously granted by the Company. Since no relevant historical information was available to provide a reasonable basis in estimating the expected life, the Company adopted the simplified method, being the mid-point of the average vesting date and the end of the contractual term, to estimate the expected life for these stock options.

The grant date fair value of these stock options was $0.50 which was valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	0.94%
Expected Volatility	56.28%
Expected Life in Years	2.90
Expected Dividend Yield	0.00%

In December 2014, the Company cancelled certain stock options previously granted to the Company’s directors, officers, employees and consultants to purchase a total of 4,294,000 shares of the Company exercisable at prices ranging from $2.25 to $5.65 per share with original contractual terms of ten years.

A continuity schedule of outstanding stock options for the underlying common shares for the six months ended January 31, 2015 is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2014	7,987,214	$2.10	4.97
Issued	7,540,000	1.32	4.84
Exercised	(28,937)	0.33	1.28
Forfeited	(58,750)	2.82	7.26
Balance, October 31, 2014	15,439,527	1.72	4.78
Issued	50,000	1.20	4.97
Exercised	(58,332)	0.38	1.45
Expired	(487)	5.13	-
Forfeited	(67,500)	2.25	5.28
Cancelled	(4,294,000)	2.59	5.59
Balance, January 31, 2015	11,069,208	$1.39	4.16

At January 31, 2015, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $1,669,939 (vested: $1,666,439 and unvested: $3,500).

At January 31, 2015, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Company’s 2014 Plan totaled $1,412,823 to be recognized over the next 1.09 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

A summary of stock options outstanding and exercisable at January 31, 2015 is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Range of Exercise Prices	Outstanding at	Average Exercise	Exercisable at	Average Exercise
	January 31, 2015	Price	January 31, 2015	Price
$0.33 to $0.70	1,913,922	$0.41	1,913,922	$0.41
$0.71 to $2.45	8,187,500	1.38	2,501,250	1.53
$2.46 to $5.90	967,786	3.33	967,786	3.33
	11,069,208	$1.39	5,382,958	$1.46

Stock-Based Compensation

A summary of stock-based compensation expense is presented below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Stock-Based Consulting Fees
Common stock issued for consulting services	$547,094	$266,366	$877,425	$556,918
Options issued to consultants	274,056	60,114	374,435	73,718
	821,150	326,480	1,251,860	630,636
Stock-Based Management Fees
Options issued to management	589,003	55,000	1,161,279	55,000
	589,003	55,000	1,161,279	55,000
Stock-Based Wages and Benefits
Options issued to employees	446,217	34,404	897,527	68,573
	446,217	34,404	897,527	68,573

Stock-based compensation charged to inventory	-	(1,650)	-	(2,643)
	$1,856,370	$414,234	$3,310,666	$751,566

NOTE 11:	LOSS PER SHARE

The following table reconciles weighted average number of shares used in the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended Janury 31,
	2015	2014	2015	2014
Numerator
Net Loss for the Period	$(5,875,540)	$(7,178,894)	$(12,601,767)	$(13,058,828)

Denominator
Basic Weighted Average Number of Shares	91,746,410	89,701,157	91,513,626	88,058,149
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	91,746,410	89,701,157	91,513,626	88,058,149

Net Loss per Share, Basic and Diluted	$(0.06)	$(0.08)	$(0.14)	$(0.15)

For the three months and six months ended January 31, 2015 and 2014, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 12:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At January 31, 2015, long-term assets located in the U.S. totaled $35,264,472 or 73% of the Company’s total long-term assets of $48,376,229.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	January 31, 2015
Balance Sheet Items		United States		Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$125,716	$-	$-	$-	$-	$125,716
Mineral Rights and Properties	14,183,979	10,841,861	906,229	-	13,080,555	39,012,624
Property, Plant and Equipment	7,500,662	-	-	12,169	19,033	7,531,864
Reclamation Deposits	1,690,209	15,000	816	-	-	1,706,025
Total Long-term Assets	$23,500,566	$10,856,861	$907,045	$12,169	$13,099,588	$48,376,229

	July 31, 2014
Balance Sheet Items		United States		Canada	Paraguay	Total
	Texas	Arizona	Other States
Deferred Financing Costs	$167,621	$-	$-	$-	$-	$167,621
Mineral Rights and Properties	14,732,677	10,791,861	883,606	-	13,080,555	39,488,699
Property, Plant and Equipment	7,966,833	-	465	12,960	25,079	8,005,337
Reclamation Deposits	5,662,814	15,000	815	-	-	5,678,629
Total Long-term Assets	$28,529,945	$10,806,861	$884,886	$12,960	$13,105,634	$53,340,286

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

			Three Months Ended January 31, 2015
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	1,009,065	30,359	22,794	-	192,050	1,254,268
General and administrative	2,708,137	40,341	7,061	603,798	7,112	3,366,449
Depreciation, amortization and accretion	482,655	-	687	3,034	3,108	489,484
Impairment loss on mineral property	-	-	-	-	-	-
	4,199,857	70,700	30,542	606,832	202,270	5,110,201
Loss from operations	(4,199,857)	(70,700)	(30,542)	(606,832)	(202,270)	(5,110,201)

Other income and (expenses)	(762,161)	(5,189)	-	(120)	4	(767,466)
Loss before income taxes	$(4,962,018)	$(75,889)	$(30,542)	$(606,952)	$(202,266)	$(5,877,667)

	Three Months Ended January 31, 2014
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	2,370,002	54,838	36,210	-	122,970	2,584,020
General and administrative	1,847,137	110,229	23,631	1,085,483	16,000	3,082,480
Depreciation, amortization and accretion	633,823	-	780	10,308	2,970	647,881
Impairment loss on mineral property	-	-	-	-	-	-
	4,850,962	165,067	60,621	1,095,791	141,940	6,314,381
Loss from operations	(4,850,962)	(165,067)	(60,621)	(1,095,791)	(141,940)	(6,314,381)

Other income and (expenses)	(859,374)	(5,189)	-	33	17	(864,513)
Loss before income taxes	$(5,710,336)	$(170,256)	$(60,621)	$(1,095,758)	$(141,923)	$(7,178,894)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

	Six Months Ended January 31, 2015
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	2,644,891	157,467	156,519	-	555,522	3,514,399
General and administrative	5,056,097	96,877	14,025	1,362,183	14,855	6,544,037
Depreciation, amortization and accretion	1,052,548	-	1,467	6,497	6,214	1,066,726
Impairment loss on mineral property	-	-	-	-	-	-
	8,753,536	254,344	172,011	1,368,680	576,591	11,125,162
Loss from operations	(8,753,536)	(254,344)	(172,011)	(1,368,680)	(576,591)	(11,125,162)

Other income and (expenses)	(1,490,052)	(10,378)	-	(120)	315	(1,500,235)
Loss before income taxes	$(10,243,588)	$(264,722)	$(172,011)	$(1,368,800)	$(576,276)	$(12,625,397)

	Six Months Ended January 31, 2014
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	392,149	-	-	-	-	392,149
Mineral property expenditures	3,615,463	181,531	150,224	-	224,945	4,172,163
General and administrative	3,171,670	144,646	64,963	1,990,105	16,885	5,388,269
Depreciation, amortization and accretion	1,161,119	758	5,910	15,231	5,942	1,188,960
Impairment loss on mineral property	-	-	28,891	-	-	28,891
	8,340,401	326,935	249,988	2,005,336	247,772	11,170,432
Loss from operations	(8,340,401)	(326,935)	(249,988)	(2,005,336)	(247,772)	(11,170,432)

Other income and (expenses)	(1,875,861)	(10,378)	-	(2,190)	33	(1,888,396)
Loss before income taxes	$(10,216,262)	$(337,313)	$(249,988)	$(2,007,526)	$(247,739)	$(13,058,828)

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2015, the Company issued 564,069 restricted shares with a fair value of $877,425 for consulting services.

NOTE 14:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $19,472. Office lease agreements expire between April 2015 to January 2016 for the United States and Canada.

The aggregate minimum payments over the next five fiscal years are as follows:

Fiscal 2015	$113,396
Fiscal 2016	36,428
$149,824

The Company is committed to pay its key executives a total of $740,000 per year for management services.

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the finalauthorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted. The parties attempted to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings. The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations of the Company (“MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in the reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Quarterly Report on Form 10-Q for the three and six months ended January 31, 2015 and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors” under Part II - Other Information.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2014, our most recently completed year-end, to January 31, 2015 and our results of operations for the three and six months ended January 31, 2015 and 2014, and should be read in conjunction with the MD&A contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2014.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for the fiscal year ended July 31, 2014, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At January 31, 2015, we had no uranium supply or “off-take” agreements in place.

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

On September 5, 2013, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. Since then, uranium extraction at the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project have continued, as well as further exploration and permitting activities completed at the Burke Hollow Project.

During the six months ended January 31, 2015:

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
  an updated Technical Report dated October 6, 2014 prepared in accordance with NI 43-101 was filed for the Burke Hollow Project;
  a public offer and sale of 280,045 shares of the Company was completed at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering;
  $5.6 million of surety bonds were secured, subject to a 2% annual premium on the face value, which replaced an equivalent amount of reclamation deposits related to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility, and resulted in the release of $3.9 million as cash and cash equivalents to the Company; and
  Scott Melbye was appointed Executive Vice President and Craig Wall was appointed Vice President of Environmental, Health and Safety.

Mineral Rights and Properties

The following is a summary of significant activities by project for the six months ended January 31, 2015:

Texas: Palangana Mine

During the six months ended January 31, 2015, we continued with our strategic plan for reduced operations initiated in Fiscal 2014. Since then, uranium extraction at the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness in anticipation of a recovery in uranium spot prices.

The Mine Area permit to include additional PAAs at the Palangana Mine was approved and issued by the Texas Commission on Environmental Quality (“TCEQ”). Both the PAA-4 permit and the Radioactive Material License amendment to add PAA-4 were approved and issued by the TCEQ. The Aquifer Exemption amendment to include PAA-4 was approved and issued by the TCEQ and submitted to the Environmental Protection Agency for final approval and concurrence.

Texas: Burke Hollow Project

During the six months ended January 31, 2015, 43 exploration holes totaling 22,295 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 140 feet to a maximum 1,100 feet, with an average depth of 518 feet. At January 31, 2015, a total of 526 exploration holes, including 30 monitor wells, totaling 246,400 feet have been drilled to depths ranging from a minimum 140 feet to a maximum 1,100 feet, with an average depth of 468 feet.

The Mine Area, Aquifer Exemption, Radioactive Material License and two Waste Disposal Well applications continue to be under technical review by the TCEQ.

An updated Technical Report dated of October 6, 2014 prepared in accordance with NI 43-101 was filed for the Burke Hollow Project which summarized the geology and mineralized materials resulting from the Company’s three drilling campaigns conducted between May 2012 and September 2014.

Arizona: Anderson Project

Planning is underway for initiating baseline data acquisition activities in support of mine permitting at the Anderson Project. A Preliminary Economic Assessment dated July 6, 2014 prepared in accordance with NI 43-101 was completed and filed in September 2014.

Results of Operations

For the three and six months ended January 31, 2015, we recorded a net loss of $5,875,540 ($0.06 per share) and $12,601,767 ($0.14 per share), respectively. Costs and expenses during the three and six months ended January 31, 2015 were $5,110,201 and $11,125,162, respectively.

For the three and six months ended January 31, 2014, we recorded a net loss of $7,178,894 ($0.08 per share) and $13,058,828 ($0.15 per share), respectively. Costs and expenses during the three and six months ended January 31, 2014 were $6,314,381 and $11,170,432, respectively.

Uranium Extraction Activities

During the six months ended January 31, 2015, we continued with our strategic plan for reduced operations initiated in Fiscal 2014. Uranium extraction at PAA-1, 2 and 3 of the Palangana Mine has continued to operate at a reduced pace and as a result, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility have decreased significantly. During the three and six months ended January 31, 2015 , the Palangana Mine extracted 4,000 and 11,000 pounds of U3O8, respectively, while the Hobson Processing Facility processed 3,000 and 11,000 pounds of U3O8, respectively. During the three and six months ended January 31, 2014, the Palangana Mine extracted 12,000 and 27,000 pounds of U3O8, respectively, while the Hobson Processing Facility processed 12,000 and 28,000 pounds of U3O8, respectively.

During the three and six months ended January 31, 2015 and 2014, no revenue from sales of U3O8 was generated. Since commencing uranium extraction at the Palangana Mine in November 2010 to January 31, 2015, the Hobson Processing Facility has processed finished goods representing 571,000 pounds of U3O8, of which 490,000 pounds have been sold, resulting in a finished goods inventory balance of 81,000 pounds of U3O8remaining as of January 31, 2015.

At January 31, 2015, the total value of inventories was $2,101,666, of which $2,021,527 (96%) represented the carrying value of finished goods of U3O8, $55,487 (3%) represented the carrying value of work-in-progress and $24,652 (1%) represented the carrying value of supplies. The cash component of the total carrying value of inventories was $1,689,711 and the non-cash component of the total carrying value of inventory was $411,955. For the six months ended January 31, 2015, no inventory write-down to net realizable value was recognized.

At July 31, 2014, the total value of inventories was $1,896,475 of which $1,806,587 (96%) represented the carrying value of finished goods of U3O8,$63,257 (3%) represented the carrying value of work-in-progress and $26,631 (1%) represented the carrying value of supplies. The cash component of the total carrying value of inventories was $1,527,676 and the non-cash component of the total carrying value of inventory was $368,799. During Fiscal 2014, inventory write-downs totaling $804,060 were recognized to adjust the U3O8 inventory balances in finished goods and work-in-progress to net realizable values to reflect market prices of U3O8, less estimated royalties.

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Costs and Expenses

For the three and six months ended January 31, 2015, costs and expenses totaled $5,110,201 and $11,125,162, respectively, comprised of mineral property expenditures of $1,254,268 and $3,514,399, general and administrative of $3,366,449 and $6,544,037 and depreciation, amortization and accretion of $489,484 and $1,066,726. No inventory write-down or impairment loss on mineral property was recorded. During the three and six months ended January 31, 2015, no sales of U3O8 were generated therefore no corresponding cost of sales were recorded. During the three and six months ended January 31, 2014, costs and expenses totaled $6,314,381 and $11,170,432, respectively, comprised of inventory write-down of $Nil and $392,149, mineral property expenditures of $2,584,020 and $4,172,163, general and administrative of $3,082,480 and $5,388,269, depreciation, amortization and accretion of $647,881 and $1,188,960 and impairment loss on mineral property of $Nil and $28,891. During the three and six months ended January 31, 2014, no sales of U3O8 were generated therefore no corresponding cost of sales were recorded.

Mineral Property Expenditures

During the three and six months ended January 31, 2015, mineral property expenditures totaled $1,254,268 and $3,514,399, respectively, comprised of expenditures relating to permitting, property maintenance, exploration, pre-extraction and all other non-extraction related activities on our uranium projects. Additionally, these amounts include uranium extraction expenditures directly related to maintaining operational readiness and permitting compliance of $466,336 and $958,360, respectively, for the Palangana Mine and Hobson Processing Facility.

During the three and six months ended January 31, 2014, mineral property expenditures totaled $2,584,020 and $4,172,163, respectively, comprised of expenditures relating to permitting, property maintenance, exploration, pre-extraction and all other non-extraction related activities on our uranium projects. Additionally, these amounts include uranium extraction expenditures directly related to maintaining operational readiness of $751,918 and $1,281,366, respectively, for the Palangana Mine and Hobson Processing Facility.

The following table is a summary of the mineral property expenditures incurred on our uranium projects:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Mineral Property Expenditures
Palangana Mine	$688,196	$635,877	$1,120,856	$1,307,459
Goliad Project	20,036	1,027,060	54,293	1,172,031
Burke Hollow Project	159,981	423,771	1,140,548	598,069
Longhorn Project	19,477	20,456	30,723	28,700
Salvo Project	2,039	227	22,839	1,016
Anderson Project	29,250	43,524	123,422	127,685
Workman Creek Project	-	1,240	31,300	30,211
Slick Rock Project	-	1,986	49,784	51,011
Yuty Project	40,872	62,924	259,761	80,749
Coronel Oviedo Project	151,178	60,045	295,762	144,196
Other Mineral Property Expenditures	143,239	306,910	385,111	631,036
	$1,254,268	$2,584,020	$3,514,399	$4,172,163

General and Administrative

During the three and six months ended January 31, 2015, general and administrative expenses totaled $3,366,449 and $6,544,037 (three and six months ended January 31, 2014: $3,082,480 and $5,388,269), respectively.

The following summary provides a discussion of the major expense categories, including salaries, management and consulting fees; office, investor relations, communications and travel; professional fees; and stock-based compensation, including analyses of the factors that caused any significant variances compared to the same period last year:

  For the three and six months ended January 31, 2015, salaries, management and consulting fees totaled $623,136 and $1,280,279 which decreased by $903,372 and $940,931, respectively, compared with $1,526,508 and $2,221,210 for the three and six months ended January 31, 2014, respectively. These decreases were primarily the result of no bonus payments made to certain directors, officers, employees and consultants of the Company during the six months ended January 31, 2015;

  For the three and six months ended January 31, 2015, office, investor relations, communications and travel expenses totaled $684,767 and $1,422,550 which decreased by $41,633 and $160,776, respectively, compared with $726,400 and $1,583,326 for the three and six months ended January 31, 2014, respectively. These decreases reflect our continuing efforts to monitor and control our costs overall to reduce expenses wherever possible;

  For the three and six months ended January 31, 2015, professional fees totaled $202,177 and $530,543 which decreased by $213,161 and $301,624, respectively, compared with $415,338 and $832,167 for the three and six months ended January 31, 2014, respectively. These decreases were primarily the result of a decrease in professional fees relating to regulatory filings and legal proceedings; and

  For the three and six months ended January 31, 2015, stock-based compensation totaled $1,856,369 and $3,310,665 which increased by $1,442,135 and $2,559,099, respectively, compared with $414,234 and $751,566 for the three months and six months ended January 31, 2014, respectively. These increases were primarily the result of stock options granted to the Company’s directors, officers, employees and consultants in September 2014, as well as an increase in equity-based payments for consulting services as part of our efforts to reduce cash outlay.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2015, depreciation, amortization and accretion totaled $489,484 and $1,066,726 which decreased by $158,397 and $122,234, respectively, compared with $647,881 and $1,188,960 for the three and six months ended January 31, 2014, respectively. These decreases were primarily the result of extensions in the estimated useful lives relating to the Palangana Mine combined with the effects of certain equipment and property reaching full depletion and depreciation. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Interest and Finance Costs

During the three and six months ended January 31, 2015, interest and finance costs totaled $767,854 and $1,505,343 which decreased by $64,234 and $124,192, respectively, compared with $832,088 and $1,629,535 for the three and six months ended January 31, 2014, respectively. These decreases were primarily the result of extending the long-term debt term from two years to four years during Fiscal 2014.

For the three and six months ended January 31, 2015, interest and finance costs were primarily comprised of, respectively, amortization of deferred financing costs of $20,953 and $41,905, amortization of debt discount of $314,044 and $616,502, interest paid on long-term debt of $408,889 and $817,778 and amortization of annual surety bond premium of $18,780 and $18,780.

For the three and six months ended January 31, 2014, interest and finance costs were primarily comprised of, respectively, amortization of deferred financing costs of $54,584 and $109,168, amortization of debt discount of $465,648 and $896,655 and interest and standby fees paid on long-term debt of $306,667 and $613,333.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014

Sales	$-	$-	$-	$-
Net loss	(5,875,540)	(6,726,227)	(6,219,172)	(6,697,107)
Total comprehensive loss	(5,876,988)	(6,726,451)	(6,219,156)	(6,704,335)
Basic and diluted loss per share	(0.06)	(0.07)	(0.07)	(0.08)
Total assets	55,525,074	59,838,854	64,907,320	70,496,960

	For the Quarters Ended
	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013

Sales	$-	$-	$1,980,000	$2,789,325
Net loss	(7,178,894)	(5,879,934)	(5,077,213)	(3,900,045)
Total comprehensive loss	(7,182,920)	(5,882,235)	(5,050,693)	(3,900,279)
Basic and diluted loss per share	(0.08)	(0.07)	(0.06)	(0.05)
Total assets	67,320,964	73,692,104	73,250,001	67,927,245

Liquidity and Capital Resources

On September 5, 2013, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. Since then, uranium extraction at the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project have continued, as well as further exploration and permitting activities completed at the Burke Hollow Project. As a result, we did not rely on cash flows generated from our mining activities during the six months ended January 31, 2015 or Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

In November 2014, we secured $5.6 million of surety bonds, subject to a 2% annual premium on the face value, as an alternate source of financial assurance for future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility. These surety bonds replaced an equivalent amount of reclamation deposits funded entirely through cash payments by the Company, allowing for the release of $3.9 million in cash to the Company. The remaining $1.7 million, representing 30% of the face value of the surety bonds and comprised of $1.1 million relating to the Palangana Mine and $0.6 million relating to the Hobson Processing Facility, is held as restricted cash for collateral purposes as required by the surety.

The components of working capital include the following:

	January 31, 2015	July 31, 2014
Cash and cash equivalents	$4,362,544	$8,839,892
Current assets	7,148,845	11,567,034
Current liabilities	1,478,416	2,298,334
Working capital	5,670,429	9,268,700

At January 31, 2015, we had working capital of $5,670,429, a decrease of $3,598,271 from our working capital of $9,268,700 at July 31, 2014. At January 31, 2015, we had $4,362,544 (July 31, 2014: $8,839,892) in cash and cash equivalents, which continues to represent the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we secure additional financing and utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

At January 31, 2015, we had 81,000 pounds of U3O8 in finished goods inventories that were available for sale with a carrying value of $2,021,527 and an approximate market value of $3.1 million.

Although our planned principal operations have commenced from which significant revenues from sales of U3O8 were realized during Fiscal 2013 of $9,026,325 and Fiscal 2012 of $13,757,400, we have yet to achieve profitability and have had a history of operating losses and significant negative cash flow since inception. No revenue from the sale of U3O8 was realized during the six months ended January 31, 2015 or Fiscal 2014. For the six months ended January 31, 2015 and 2014, our net losses totaled $12,601,767 and $13,058,828, respectively, and we had an accumulated deficit balance of $181,263,913 as at January 31, 2015. During the six months ended January 31, 2015, net cash flows decreased by $4,477,348 compared to a decrease of $5,137,861 during the six months ended January 31, 2014.

As described above, at January 31, 2015, we had working capital of $5.7 million including cash and cash equivalents of $4.4 million. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing including further asset divestitures and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future. During Fiscal 2013 and 2012, we also relied on cash flows generated from our mining activities; however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Equity Financings

We previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “2011 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million of which a total of $34.4 million was utilized through public offers and sales of shares and units. We filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the 2011 Shelf, which increased the remaining amount available under the 2011 Shelf to $18.7 million.

We filed a prospectus supplement to the 2011 Shelf, providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company. During the six months ended January 31, 2015, we completed a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering.

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

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2015 was $8,795,608 (six months ended January 31, 2014: $11,273,060). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2015 was $425,273, resulting primarily from net cash of $411,041 received from the issuance of common shares from the equity financing and $20,549 received from the exercise of stock options. Net cash provided by financing activities during the six months ended January 31, 2014 was $6,274,620, resulting primarily from net cash of $6,610,576 received from the issuance of common shares from the equity financing and $22,501 received from the exercise of stock options, offset by transaction costs of $357,497 related to the loan facility.

Investing Activities

Net cash provided by investing activities during the six months ended January 31, 2015 was $3,892,987, resulting primarily from gross proceeds of $5,663,158 received from the release of reclamation deposits, offset by the payment of collateral for the surety bonds of $1,690,208, acquisition of mineral rights and properties of $73,624 and purchase of property, plant and equipment of $5,993. Net cash used in investing activities during the six months ended January 31, 2014 was $139,421, resulting primarily from the acquisition of mineral rights and properties of $111,800 and purchase of property, plant and equipment of $27,369.

Stock Options and Warrants

At January 31, 2015, the Company had stock options outstanding representing 11,069,208 common shares at a weighted-average exercise price of $1.39 per share and share purchase warrants outstanding representing 5,009,524 common shares at a weighted-average exercise price of $2.38 per share. At January 31, 2015, outstanding stock options and warrants represented a total 16,078,732 shares issuable for gross proceeds of approximately $27,268,000 should these stock options and warrants be exercised in full. At January 31, 2015, outstanding in-the-money stock options and warrants represented a total 2,513,922 common shares exercisable for gross proceeds of approximately $1,388,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Directors and Officers

During the three and six months ended January 31, 2015, the Company incurred $33,524 and $72,658 (three and six months ended January 31, 2014: $36,237 and $73,640), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, during the six months ended January 31, 2015, the Company issued 15,000 restricted shares to this company for consulting services with a fair value of $18,150 included in general and administrative costs.

During the three and six months ended January 31, 2014, the Company incurred $9,000 and $18,000, respectively, in consulting fees paid to a company controlled by a former director of the Company.

At January 31, 2015, amounts owed to related parties totaled $4,917 (July 31, 2014: $11,234). These amounts are unsecured, non-interest bearing and due on demand.

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the fiscal year ended July 31, 2014 have not changed, except for commitments relating to executive management services which increased by $229,000 due primarily to the appointment of an Executive Vice President in September 2014.

At January 31, 2015, we have made all scheduled payments and complied with all of the covenants under the Amended and Restated Credit Agreement dated and effective March 13, 2014, and we expect to continue complying with all scheduled payments and covenants during our fiscal year ending July 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and accumulated deficit to date. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months. Furthermore, our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and accumulated deficit since inception to January 31, 2015 of $181.3 million. Although we generated revenues from sales of U3O8 during Fiscal 2013 and 2012 of $9.0million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations. No revenues from the sale of U3O8 were generatedduring the six months ended January 31, 2015 or during Fiscal 2014 or prior to Fiscal 2012. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term. Historically, we have been reliant primarily on equity financings and, more recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At January 31, 2015, we had working capital of $5.7 million including cash and cash equivalents of $4.4 million. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing including further asset divestitures and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months.

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

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2013 and 2012, however, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, the Palangana Mine, which has been our sole source for the U3O8 sold to generate our revenues of $9.0 million during Fiscal 2013 and $13.8 million during Fiscal 2012, with no revenues from the sale of U3O8 generated during Fiscal 2014 or prior to Fiscal 2012. During Fiscal 2014, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment and as a result, uranium extraction at the Palangana Mine operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness in anticipation of a recovery in uranium prices. Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to, (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or become uneconomical, and if we are unable to directly acquire or develop our existing uranium projects, such as the Goliad and Burke Hollow Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to continue generating revenues. Any one or more of these occurrences may adversely affect our results of operations and financial condition.

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

We are authorized to issue 750,000,000 shares of common stock of which 91,891,620 shares were issued and outstanding as of January 31, 2015. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2015, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “U.S. Securities Act”):

  On November 4, 2014, December 4, 2014 and January 2, 2015, we issued 7,500 shares of restricted common stock, 7,500 shares of restricted common stock and 7,500 shares of restricted common stock, respectively, to a consultant at a deemed issuance price of $1.35 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
  On November 21, 2014, we issued an aggregate of 75,000 restricted common shares to two consultants at a deemed issuance price of $1.90 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) for one of the consultants and by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the other consultant.

  On November 21, 2014 and December 19, 2014, we issued 70,000 shares of restricted common stock and 55,000 shares of common stock, respectively, to a consultant at a deemed issuance price of $1.15 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares.
  On November 27, 2014 and December 26, 2014, we issued 23,365 shares of restricted common stock and 23,365 shares of restricted common stock, respectively, to a consultant at a deemed issuance price of $1.07 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
  On December 5, 2014 and January 5, 2015, we issued 11,111 shares of restricted common stock and 11,111 shares of restricted common stock, respectively, to a consultant at a deemed issuance price of $1.87 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a) (2) with respect to the issuance of these shares.
  On December 19, 2014, we issued 5,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.20 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2015, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.     Other Information

None.

Item 6.     Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit
10.1	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014.
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: March 11, 2015

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)
Date: March 11, 2015