Form 10-Q
period 2015-04-30
URANIUM ENERGY CORP
filed 2015-06-09
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 92,529,441 shares of common stock outstanding as of June 4, 2015.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2015

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	April 30, 2015	July 31, 2014

CURRENT ASSETS
Cash and cash equivalents		$1,423,447	$8,839,892
Inventories	3	2,193,888	1,896,475
Prepaid expenses and deposits		585,401	726,984
Other current assets		15,862	19,872
Current portion of deferred financing costs		83,811	83,811
		4,302,409	11,567,034

DEFERRED FINANCING COSTS		104,763	167,621
MINERAL RIGHTS AND PROPERTIES	4	38,866,145	39,488,699
PROPERTY, PLANT AND EQUIPMENT	5	7,380,260	8,005,337
RECLAMATION DEPOSITS	6	1,706,025	5,678,629
		$52,359,602	$64,907,320

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,574,358	$2,088,284
Due to related parties	7	30,628	11,234
Current portion of asset retirement obligations	9	340,827	198,816
		1,945,813	2,298,334

DEFERRED INCOME TAX LIABILITIES		684,012	711,477
LONG-TERM DEBT	8	19,636,948	18,705,137
ASSET RETIREMENT OBLIGATIONS	9	3,791,675	3,768,773
		26,058,448	25,483,721

STOCKHOLDERS' EQUITY
Capital stock Common stock $0.001 par value: 750,000,000 shares authorized, 92,434,424 shares issued and outstanding (July 31, 2014 - 90,966,558)	10	92,440	90,972
Additional paid-in capital		212,835,360	208,008,312
Accumulated deficit		(186,611,642)	(168,662,146)
Accumulated other comprehensive loss		(15,004)	(13,539)
		26,301,154	39,423,599
		$52,359,602	$64,907,320

COMMITMENTS AND CONTINGENCIES	14
SUBSEQUENT EVENTS	3

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Notes	2015	2014	2015	2014

SALES		$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales		-	-	-	-
Inventory write-down		-	338,101	-	730,250
Mineral property expenditures	4	1,045,842	2,739,349	4,560,241	6,911,512
General and administrative	7, 10	3,167,896	1,808,395	9,711,933	7,196,664
Depreciation, amortization and accretion	4, 5, 9	374,082	577,045	1,440,808	1,766,005
Impairment loss on mineral property		-	428,164	-	457,055
		4,587,820	5,891,054	15,712,982	17,061,486
LOSS FROM OPERATIONS		(4,587,820)	(5,891,054)	(15,712,982)	(17,061,486)

OTHER INCOME (EXPENSES)
Interest income		1,640	7,317	9,646	20,647
Interest and finance costs	8	(764,761)	(535,802)	(2,270,104)	(2,165,337)
Gain (loss) on disposition of assets		2,400	-	(498)	(2,553)
Realized loss on available-for-sale securities		(3,023)	-	(3,023)	-
Loss on fair value of variable share forward contract		-	(288,436)	-	(557,037)
Gain on settlement of asset retirement obligations		-	10,868	-	9,831
		(763,744)	(806,053)	(2,263,979)	(2,694,449)
LOSS BEFORE INCOME TAXES		(5,351,564)	(6,697,107)	(17,976,961)	(19,755,935)

DEFERRED INCOME TAX BENEFIT		3,835	-	27,465	-
NET LOSS FOR THE PERIOD		(5,347,729)	(6,697,107)	(17,949,496)	(19,755,935)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES		207	(7,228)	(1,465)	(13,555)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,347,522)	$(6,704,335)	$(17,950,961)	$(19,769,490)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.06)	$(0.07)	$(0.20)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		92,034,908	89,924,411	91,683,568	88,666,564

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Nine Months Ended April 30,
		Notes	2015	2014
CASH (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
Net loss for the period	$		(17,949,496)	$(19,755,935)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation		10	4,628,544	984,841
Depletion, depreciation, amortization and accretion			2,435,476	3,093,795
Impairment loss on mineral property			-	457,055
Loss on disposition of assets			498	2,553
Realized loss on available-for-sale securities			3,023	-
Loss on fair value of variable share forward contract			-	557,037
Gain on settlement of asset retirement obligations			-	(9,831)
Deferred income tax benefit			(27,465)	-
Changes in operating assets and liabilities
Inventories			(244,045)	(630,548)
Prepaid expenses and deposits			(94,035)	112,525
Other current assets			(478)	(8,088)
Accounts payable and accrued liabilities			(513,926)	(1,530,860)
Settlement of asset retirement obligations			-	(13,551)
NET CASH FLOWS USED IN OPERATING ACTIVITIES			(11,761,904)	(16,741,007)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		10	435,590	6,562,076
Net proceeds from debt financing			-	9,554,467
Due to related parties		7	19,394	(868)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES			454,984	16,115,675

INVESTING ACTIVITIES
Investment in mineral rights and properties		4	(73,624)	(161,800)
Purchase of property, plant and equipment			(10,905)	(77,813)
Proceeds from disposition of assets			2,400	600
Cash proceeds from the release of reclamation deposits		6	5,663,158	-
Payment of collateral for surety bonds		6	(1,690,208)	-
Increase in reclamation deposits			(346)	(1,152)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES			3,890,475	(240,165)

NET CASH FLOWS			(7,416,445)	(865,497)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			8,839,892	14,171,807
CASH AND CASH EQUIVALENTS, END OF PERIOD	$		1,423,447	$13,306,310

SUPPLEMENTAL CASH FLOW INFORMATION		13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$(168,662,146)	$(13,539)	$39,423,599
Common stock
Issued for equity financing, net of issuance costs	280,045	280	175,143	-	-	175,423
Issued for exercise of stock options	296,548	297	24,252	-	-	24,549
Stock-based compensation
Common stock issued for consulting services	891,273	891	1,379,388	-	-	1,380,279
Options issued for consulting services	-	-	721,430	-	-	721,430
Options issued for management fees	-	-	1,424,585	-	-	1,424,585
Options issued for employee benefits	-	-	1,102,250	-	-	1,102,250
Net loss for the period	-	-	-	(17,949,496)	-	(17,949,496)
Other comprehensive loss	-	-	-	-	(1,465)	(1,465)
Balance, April 30, 2015	92,434,424	$92,440	$212,835,360	$(186,611,642)	$(15,004)	$26,301,154

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses and significant negative cash flow since inception. No revenue from uranium sales was realized for the nine months ended April 30, 2015 and the fiscal year ended July 31, 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future. During Fiscal 2013 and 2012, the Company also relied on cash flows generated from its mining activities.

At April 30, 2015, the Company had working capital of $2.4 million including cash and cash equivalents of $1.4 million. Subsequent to April 30, 2015, the Company received gross proceeds of $3.1 million in cash from the sale of 80,000 pounds of finished goods - uranium concentrates from inventories. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate additional financing which the Company has successfully secured since its inception, including those from asset divestitures. However, there is no assurance that the Company will be successful in securing any form of additional financing including further asset divestitures and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015.

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
April 30, 2015
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

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consisted of the following:

	April 30, 2015	July 31, 2014
Supplies	$17,393	$26,631
Work-in-progress	64,156	63,257
Finished goods - uranium concentrates	2,112,339	1,806,587
	$2,193,888	$1,896,475

At April 30, 2015, the total non-cash component of inventory was $422,167 (July 31, 2014: $368,799). For the three and nine months ended April 30, 2015, no inventory write-down to net realizable value was recorded (three and nine months ended April 30, 2014: $338,101 and $730,250).

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

At April 30, 2015, we had 84,000 pounds of finished goods inventories - uranium concentrates that were available for sale. Subsequent to April 30, 2015, the Company sold 80,000 pounds of finished goods - uranium concentrates generating gross sales of $3,080,000, subject to certain royalty and overriding royalty interests.

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2015, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At April 30, 2015, annual maintenance payments of approximately $1,016,000 are required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	April 30, 2015	July 31, 2014
Mineral Rights and Properties, Unproven
Palangana Mine	$6,587,135	$6,664,260
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	364,710	364,710
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,422,008	1,372,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	661,271	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	285,740	262,115
	42,269,459	42,272,959
Accumulated Depletion	(3,859,648)	(3,454,533)
	38,409,811	38,818,426

Databases	2,405,038	2,405,038
Accumulated Amortization	(2,113,581)	(1,928,901)
	291,457	476,137

Land Use Agreements	390,155	390,155
Accumulated Amortization	(225,278)	(196,019)
	164,877	194,136
	$38,866,145	$39,488,699

During the nine months ended April 30, 2015, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities and the corresponding mineral rights and properties associated with the Palangana Mine were reduced by $77,125.

The Yuty Project located in Paraguay was advanced from exploration phase to exploitation phase upon approval from the Ministry of Public Works and Communication, the national agency that regulates mining in Paraguay.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
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

No revenues were generated from the sale of uranium concentrates during the nine months ended April 30, 2015 or Fiscal 2014. Historically, the Palangana Mine has been the Company’s sole source for uranium concentrates sold to generate its revenues during Fiscal 2013 and 2012, with no revenues generated prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Goliad and Burke Hollow Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Mineral Property Expenditures
Palangana Mine	$500,535	$668,307	$1,621,391	$1,975,766
Goliad Project	25,631	419,278	79,924	1,591,309
Burke Hollow Project	94,702	750,907	1,235,250	1,348,976
Longhorn Project	22,276	21,852	52,999	50,552
Salvo Project	16,751	4,358	39,590	5,374
Anderson Project	50,142	45,290	173,564	172,975
Workman Creek Project	-	1,440	31,300	31,651
Slick Rock Project	2,924	10,309	52,708	61,320
Yuty Project	41,274	148,248	301,035	228,997
Coronel Oviedo Project	132,315	457,527	428,077	601,723
Other Mineral Property Expenditures	159,292	211,833	544,403	842,869
	$1,045,842	$2,739,349	$4,560,241	$6,911,512

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	April 30, 2015			July 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$7,107,717	$(729,241)	$6,378,476	$7,107,717	$(595,169)	$6,512,548
Mining Equipment	2,441,417	(1,952,367)	489,050	2,587,206	(1,678,958)	908,248
Logging Equipment and Vehicles	1,962,895	(1,681,803)	281,092	1,855,451	(1,559,850)	295,601
Computer Equipment	617,083	(567,146)	49,937	645,622	(551,633)	93,989
Furniture and Fixtures	182,801	(176,240)	6,561	183,810	(164,003)	19,807
Land	175,144	-	175,144	175,144	-	175,144
	$12,487,057	$(5,106,797)	$7,380,260	$12,554,950	$(4,549,613)	$8,005,337

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

NOTE 6:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits held with external financial institutions relating to exploration, pre-extraction, extraction and processing activities in the States of Arizona, Texas and Wyoming.

Reclamation deposits consisted of the following:

	April 30, 2015	July 31, 2014
Palangana Mine	$1,102,981	$3,689,666
Hobson Processing Facility	587,228	1,957,476
Arizona	15,000	15,000
Wyoming	816	815
	1,706,025	5,662,957
Interest	-	15,672
	$1,706,025	$5,678,629

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

During the three and nine months ended April 30, 2015, the Company incurred $45,443 and $118,101 (three and nine months ended April 30, 2014: $37,176 and $110,815), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, during the nine months ended April 30, 2015, the Company issued 15,000 restricted shares to this company for consulting services with a fair value of $18,150 included in general and administrative costs.

During the three and nine months ended April 30, 2014, the Company incurred $9,000 and $27,000, respectively, in consulting fees paid to a company controlled by a former director of the Company.

At April 30, 2015, amounts owed to related parties totaled $30,628 (July 31, 2014: $11,234). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8:	LONG-TERM DEBT

Long-term debt consisted of the following:

	April 30, 2015	July 31, 2014
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(363,052)	(1,294,863)
Long-term debt, net of unamortized discount	$19,636,948	$18,705,137

For the three and nine months ended April 30, 2015, the amortization of debt discount totaled $315,309 and $931,811 (three and nine months ended April 30, 2014: $143,856 and $1,040,511), respectively, which were recorded as interest expense and included in the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at April 30, 2015 are as follows:

Fiscal 2015	$-
Fiscal 2016	1,666,667
Fiscal 2017	18,333,333
Total	$20,000,000

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations (“ARO”) relate to site restoration for the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2014	$3,967,589
Revision in estimate of asset retirement obligations	(77,125)
Accretion	242,038
Balance, April 30, 2015	4,132,502
Less: current portion of asset retirement obligations	(340,827)
Long-term asset retirement obligations	$3,791,675

	April 30, 2015	July 31, 2014
Undiscounted amount of estimated cash flows	$6,393,712	$6,382,549

Payable in years	2.5 to 12	2.5 to 12
Inflation rate	1.56% to 2.43%	1.56% to 2.43%
Discount rate	5.00% to 10.50%	5.00% to 10.50%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2015	$85,207
Fiscal 2016	340,827
Fiscal 2017	1,195,782
Fiscal 2018	635,932
Fiscal 2019	-
Remaining balance	4,135,964
$6,393,712

NOTE 10:	CAPITAL STOCK

Capital Stock

At April 30, 2015, the Company’s capital stock was 750,000,000 authorized shares of common stock with a par value of $0.001 per share.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

The Company filed a prospectus supplement to the 2011 Shelf, providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company. During the nine months ended April 30, 2015, the Company completed a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering, with transaction costs of $289,870 relating to the 2011 Shelf and ATM Offering previously included in prepaid expenses and deposits charged to additional paid-in capital as corresponding share issuance costs.

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

Share Transactions

Period / Description	Common	Value per Share		Issuance
	Shares Issued	Low	High	Value
Balance, July 31, 2014	90,966,558
Equity Financing	280,045	$1.70	$1.70	$175,423
Consulting Services	254,171	1.07	1.63	330,330
Options Exercised	28,937	0.33	0.33	9,550
Balance, October 31, 2014	91,529,711
Consulting Services	309,898	1.09	1.90	547,095
Options Exercised (1)	52,011	0.33	0.45	10,999
Balance, January 31, 2015	91,891,620
Consulting Services	327,204	1.40	2.40	502,854
Options Exercised (2)	215,600	0.33	1.32	4,000
Balance, April 30, 2015	92,434,424

(1)	Options to purchase 25,000 shares were exercised on a cashless basis resulting in the issuance of a net 18,679 shares; and

(2)	Options to purchase 492,500 shares were exercised on a cashless basis resulting in the issuance of a net 203,479 shares.

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at April 30, 2015 is presented below:

Weighted	Number of Warrants Outstanding		Weighted Average
Average		Expiry Date	Remaining Contractual
Exercise Price			Life (Years)
$1.00	500,000	March 1, 2016	0.84
1.95	50,000	June 3, 2016	1.10
2.50	2,600,000	July 30, 2018	3.25
2.60	1,859,524	October 23, 2016	1.48
$2.38	5,009,524		2.33

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

Stock Options

At April 30, 2015, the Company had one stock option plan, the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan provides for 7,500,000 shares of the Company that may be issued pursuant to awards that may be granted and an additional 7,958,941 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2013 Stock Incentive Plan. The 2014 Plan supersedes and replaces the Company’s prior 2013 Stock Incentive Plan, which superseded and replaced the Company’s prior 2009 and 2006 Stock Option Plans, such that no further shares are issuable under these prior plans.

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

A summary of stock options granted by the Company during the nine months ended April 30, 2015, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model, is presented below:

	Options	Exercise	Term		Expected	Risk-Free	Dividend	Expected
Date	Issued	Price	(Years)	Fair Value	Life (Years)	Interest Rate	Yield	Volatility
September 3, 2014	7,540,000	$1.32	5	$3,750,388	2.90	0.94%	0.00%	56.28%
January 19, 2015	50,000	1.20	5	25,430	2.90	0.77%	0.00%	64.54%
February 10, 2015	50,000	1.31	5	28,714	2.90	1.01%	0.00%	66.72%
Total	7,640,000			$3,804,532

In December 2014, the Company cancelled certain stock options previously granted to the Company’s directors, officers, employees and consultants to purchase a total of 4,294,000 shares of the Company exercisable at prices ranging from $2.25 to $5.65 per share with original contractual terms of ten years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

A continuity schedule of outstanding stock options for the underlying common shares for the nine months ended April 30, 2015 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average
			Remaining Contractual
			Term (Years)
Balance, July 31, 2014	7,987,214	$2.10	4.97
Issued	7,540,000	1.32	4.84
Exercised	(28,937)	0.33	1.28
Forfeited	(58,750)	2.82	7.26
Balance, October 31, 2014	15,439,527	1.72	4.78
Issued	50,000	1.20	4.97
Exercised	(58,332)	0.38	1.45
Expired	(487)	5.13	-
Forfeited	(67,500)	2.25	5.28
Cancelled	(4,294,000)	2.59	5.59
Balance, January 31, 2015	11,069,208	1.39	4.16
Issued	50,000	1.31	4.78
Exercised	(504,621)	1.29	4.28
Balance, April 30, 2015	10,614,587	$1.39	3.90

At April 30, 2015, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $13,568,356 (vested: $8,641,756 and unvested: $4,926,600).

At April 30, 2015, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Company’s 2014 Plan totaled $1,139,756 to be recognized over the next 0.85 years.

A summary of stock options outstanding and exercisable at April 30, 2015 is presented below:

	Options Outstanding		Options Exercisable
	Outstanding at April 30, 2015	Weighted	Exercisable at April 30, 2015	Weighted
Range of Exercise Prices		Average Exercise		Average Exercise
		Price		Price
$0.33 to $0.70	1,901,801	$0.41	1,901,801	$0.41
$0.71 to $2.45	7,745,000	1.39	3,900,000	1.46
$2.46 to $5.90	967,786	3.33	967,786	3.33
	10,614,587	$1.39	6,769,587	$1.43

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is presented below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Stock-Based Consulting Fees
Common stock issued for consulting services	$502,854	$216,640	$1,380,279	$773,558
Options issued to consultants	346,995	(9,189)	721,430	64,529
	849,849	207,451	2,101,709	838,087
Stock-Based Management Fees
Options issued to management	263,306	-	1,424,585	55,000
	263,306	-	1,424,585	55,000
Stock-Based Wages and Benefits
Options issued to employees	204,723	26,018	1,102,250	94,591
	204,723	26,018	1,102,250	94,591

Stock-based compensation charged to inventory	-	(1,596)	-	(4,239)
	$1,317,878	$231,873	$4,628,544	$983,439

NOTE 11:	LOSS PER SHARE

The following table reconciles weighted average number of shares used in the computation of basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Numerator
Net Loss for the Period	$(5,347,729)	$(6,697,107)	$(17,949,496)	$(19,755,935)

Denominator
Basic Weighted Average Number of Shares	92,034,908	89,924,411	91,683,568	88,666,564
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	92,034,908	89,924,411	91,683,568	88,666,564

Net Loss per Share, Basic and Diluted	$(0.06)	$(0.07)	$(0.20)	$(0.22)

For the three months and nine months ended April 30, 2015 and 2014, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

NOTE 12:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At April 30, 2015, long-term assets located in the U.S. totaled $34,950,537 or 73% of the Company’s total long-term assets of $48,057,193.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	April 30, 2015
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Deferred Financing Costs	$104,763	$-	$-	$-	$-	$104,763
Mineral Rights and Properties	14,038,001	10,841,861	905,728	-	13,080,555	38,866,145
Property, Plant and Equipment	7,354,159	-	-	9,427	16,674	7,380,260
Reclamation Deposits	1,690,209	15,000	816	-	-	1,706,025
Total Long-term Assets	$23,187,132	$10,856,861	$906,544	$9,427	$13,097,229	$48,057,193

	July 31, 2014
	United States			Canada	Paraguay	Total
Balance Sheet Items	Texas	Arizona	Other States
Deferred Financing Costs	$167,621	$-	$-	$-	$-	$167,621
Mineral Rights and Properties	14,732,677	10,791,861	883,606	-	13,080,555	39,488,699
Property, Plant and Equipment	7,966,833	-	465	12,960	25,079	8,005,337
Reclamation Deposits	5,662,814	15,000	815	-	-	5,678,629
Total Long-term Assets	$28,529,945	$10,806,861	$884,886	$12,960	$13,105,634	$53,340,286

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three Months Ended April 30, 2015
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	786,935	50,119	35,199	-	173,589	1,045,842
General and administrative	2,400,403	51,889	4,368	707,481	3,755	3,167,896
Depreciation, amortization and accretion	368,448	-	501	2,741	2,392	374,082
Impairment loss on mineral property	-	-	-	-	-	-
	3,555,786	102,008	40,068	710,222	179,736	4,587,820
Loss from operations	(3,555,786)	(102,008)	(40,068)	(710,222)	(179,736)	(4,587,820)

Other income (expenses)	(759,273)	(4,640)	-	-	169	(763,744)
Loss before income taxes	$(4,315,059)	$(106,648)	$(40,068)	$(710,222)	$(179,567)	$(5,351,564)

	Three Months Ended April 30, 2014
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	338,101	-	-	-	-	338,101
Mineral property expenditures	2,060,823	49,218	23,533	-	605,775	2,739,349
General and administrative	993,390	37,501	12,751	776,584	(11,831)	1,808,395
Depreciation, amortization and accretion	568,521	-	780	4,713	3,031	577,045
Impairment loss on mineral property	428,164	-	-	-	-	428,164
	4,388,999	86,719	37,064	781,297	596,975	5,891,054
Loss from operations	(4,388,999)	(86,719)	(37,064)	(781,297)	(596,975)	(5,891,054)

Other income (expenses)	(801,086)	(5,020)	-	36	17	(806,053)
Loss before income taxes	$(5,190,085)	$(91,739)	$(37,064)	$(781,261)	$(596,958)	$(6,697,107)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

	Nine Months Ended April 30, 2015
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	3,431,826	207,586	191,718	-	729,111	4,560,241
General and administrative	7,456,500	148,766	18,393	2,069,664	18,610	9,711,933
Depreciation, amortization and accretion	1,420,996	-	1,968	9,238	8,606	1,440,808
Impairment loss on mineral property	-	-	-	-	-	-
	12,309,322	356,352	212,079	2,078,902	756,327	15,712,982
Loss from operations	(12,309,322)	(356,352)	(212,079)	(2,078,902)	(756,327)	(15,712,982)

Other income (expenses)	(2,249,325)	(15,018)	-	(120)	484	(2,263,979)
Loss before income taxes	$(14,558,647)	$(371,370)	$(212,079)	$(2,079,022)	$(755,843)	$(17,976,961)

	Nine Months Ended April 30, 2014
Statement of Operations	United States			Canada	Paraguay	Total
	Texas	Arizona	Other States
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	730,250	-	-	-	-	730,250
Mineral property expenditures	5,676,286	230,749	173,757	-	830,720	6,911,512
General and administrative	4,165,060	182,147	77,714	2,766,689	5,054	7,196,664
Depreciation, amortization and accretion	1,729,640	758	6,690	19,944	8,973	1,766,005
Impairment loss on mineral property	428,164	-	28,891	-	-	457,055
	12,729,400	413,654	287,052	2,786,633	844,747	17,061,486
Loss from operations	(12,729,400)	(413,654)	(287,052)	(2,786,633)	(844,747)	(17,061,486)

Other income (expenses)	(2,676,947)	(15,398)	-	(2,154)	50	(2,694,449)
Loss before income taxes	$(15,406,347)	$(429,052)	$(287,052)	$(2,788,787)	$(844,697)	$(19,755,935)

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2015, the Company issued 891,273 restricted shares with a fair value of $1,380,279 for consulting services.

NOTE 14:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $19,547. Office lease agreements expire between July 2015 to April 2016 for the United States and Canada.

The aggregate minimum payments over the next five fiscal years are as follows:

Fiscal 2015	$59,094
Fiscal 2016	47,952
$107,046

The Company is committed to pay its key executives a total of $747,000 per year for management services.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any other material legal proceedings pending or that have been threatened against the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged disclosure statements and formal discovery has been completed. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to November 20, 2015.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

On June 1, 2015, the Company received notice that Westminster Securities Corporation filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008. Although the Concentric warrants expired by their terms on December 31, 2012, Westminster bases its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric. The Company believes that this claim lacks merit and intends to vigorously defend the same.

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. The Company does not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position, results of operations or cash flows.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations of the Company (“MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors including the risks, uncertainties and assumptions set forth in the reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2015 and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Item 1A. Risk Factors” under Part II - Other Information.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2014, our most recently completed year-end, to April 30, 2015 and our results of operations for the three and nine months ended April 30, 2015 and 2014, and should be read in conjunction with the MD&A contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2014.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for the fiscal year ended July 31, 2014, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At April 30, 2015, we had no uranium supply or “off-take” agreements in place.

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

During the nine months ended April 30, 2015:

•	permitting activities continued to advance at other PAAs of the Palangana Mine;
•	permitting activities continued and a drill program comprised of 43 exploration holes totaling 22,295 feet was completed at the Burke Hollow Project located in Texas;
•

a Preliminary Economic Assessment dated July 6, 2014 prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators, (“NI 43- 101”) was filed for the Anderson Project located in Arizona;

•	an updated Technical Report dated October 6, 2014 prepared in accordance with NI 43-101 was filed for the Burke Hollow Project;
•

the Yuty Project located in Paraguay was advanced from exploration phase to exploitation phase upon approval from the Ministry of Public Works and Communication, the national agency that regulates mining in Paraguay;

•	a public offer and sale of 280,045 shares of the Company was completed at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering;
•

$5.6 million of surety bonds were secured, subject to a 2% annual premium on the face value, which replaced an equivalent amount of reclamation deposits related to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility, and resulted in the release of $3.9 million in cash and cash equivalents to the Company; and

•	Scott Melbye was appointed Executive Vice President and Craig Wall was appointed Vice President of Environmental, Health and Safety.

Mineral Rights and Properties

The following is a summary of significant activities by project for the nine months ended April 30, 2015:

Texas: Palangana Mine

During the nine months ended April 30, 2015, we continued with our strategic plan for reduced operations initiated in Fiscal 2014. Since then, uranium extraction at the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness in anticipation of a recovery in uranium spot prices.

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

Texas: Burke Hollow Project

During the nine months ended April 30, 2015, 43 exploration holes totaling 22,295 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 140 feet to a maximum 1,100 feet, with an average depth of 518 feet. At April 30, 2015, a total of 526 exploration holes, including 30 monitor wells, totaling 246,400 feet have been drilled to depths ranging from a minimum 140 feet to a maximum 1,100 feet, with an average depth of 468 feet.

The Mine Area, Aquifer Exemption and Radioactive Material License applications continue to be under technical review by the TCEQ. Technical review of the two Waste Disposal Well applications was completed and two draft permits have been issued.

An updated Technical Report dated October 6, 2014 prepared in accordance with NI 43-101 was filed for the Burke Hollow Project which summarized the geology and mineralized materials resulting from the Company’s three drilling campaigns conducted between May 2012 and September 2014.

Arizona: Anderson Project

In April 2015, an independent consultant was retained to review the historic baseline material for the Anderson Project and to develop a gap analysis for updating the baseline work required for a mine permit submission. A Preliminary Economic Assessment dated July 6, 2014 prepared in accordance with NI 43-101 was completed and filed in September 2014.

Results of Operations

For the three and nine months ended April 30, 2015, we recorded a net loss of $5,347,729 ($0.06 per share) and $17,949,496 ($0.20 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2015 were $4,587,820 and $15,712,982, respectively.

For the three and nine months ended April 30, 2014, we recorded a net loss of $6,697,107 ($0.07 per share) and $19,755,935 ($0.22 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2014 were $5,891,054 and $17,061,486, respectively.

Uranium Extraction Activities

During the nine months ended April 30, 2015, we continued with our strategic plan for reduced operations initiated in Fiscal 2014. Uranium extraction at PAA-1, 2 and 3 of the Palangana Mine has continued to operate at a reduced pace and as a result, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility have decreased significantly. During the three and nine months ended April 30, 2015, the Palangana Mine extracted 2,000 and 13,000 pounds of U3O8, respectively, while the Hobson Processing Facility processed 3,000 and 14,000 pounds of U3O8, respectively. During the three and nine months ended April 30, 2014, the Palangana Mine extracted 9,000 and 36,000 pounds of U3O8, respectively, while the Hobson Processing Facility processed 9,000 and 37,000 pounds of U3O8, respectively.

During the three and nine months ended April 30, 2015 and 2014, no revenue from sales of U3O8 was generated. Since commencing uranium extraction at the Palangana Mine in November 2010 to April 30, 2015, the Hobson Processing Facility has processed finished goods representing 574,000 pounds of U3O8, of which 490,000 pounds have been sold, resulting in a finished goods inventory balance of 84,000 pounds of U3O8 remaining as of April 30, 2015. Subsequent to April 30, 2015, the Company sold 80,000 pounds of finished goods-uranium concentrates from inventory generating gross sales of $3,080,000.

At April 30, 2015, the total value of inventories was $2,193,888, of which $2,112,339 (96%) represented the carrying value of finished goods of U3O8, $64,156 (3%) represented the carrying value of work-in-progress and $17,393 (1%) represented the carrying value of supplies. The cash component of the total carrying value of inventories was $1,771,721 and the non-cash component of the total carrying value of inventory was $422,167. For the nine months ended April 30, 2015, no inventory write-down to net realizable value was recognized.

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

Costs and Expenses

For the three and nine months ended April 30, 2015, costs and expenses totaled $4,587,820 and $15,172,982, respectively, comprised of mineral property expenditures of $1,045,842 and $4,560,241, general and administrative of $3,167,896 and $9,711,933 and depreciation, amortization and accretion of $374,082 and $1,440,808. No inventory write-down or impairment loss on mineral property was recorded. During the three and nine months ended April 30, 2015, no sales of U3O8 were generated therefore no corresponding cost of sales were recorded.

During the three and nine months ended April 30, 2014, costs and expenses totaled $5,891,054 and $17,061,486, respectively, comprised of inventory write-down of $338,101 and $730,250, mineral property expenditures of $2,739,349 and $6,911,512, general and administrative of $1,808,395 and $7,196,664, depreciation, amortization and accretion of $577,045 and $1,766,005 and impairment loss on mineral property of $428,164 and $457,005. During the three and nine months ended April 30, 2014, no sales of U3O8 were generated therefore no corresponding cost of sales were recorded.

Mineral Property Expenditures

During the three and nine months ended April 30, 2015, mineral property expenditures totaled $1,045,842 and $4,560,241, respectively, comprised of expenditures relating to permitting, property maintenance, exploration, pre-extraction and all other non-extraction related activities on our uranium projects. Additionally, these amounts include uranium extraction expenditures directly related to maintaining operational readiness and permitting compliance of $497,846 and $1,456,206, respectively, for the Palangana Mine and Hobson Processing Facility.

During the three and nine months ended April 30, 2014, mineral property expenditures totaled $2,739,349 and $6,911,512, respectively, comprised of expenditures relating to permitting, property maintenance, exploration, pre-extraction and all other non-extraction related activities on our uranium projects. Additionally, these amounts include uranium extraction expenditures directly related to maintaining operational readiness of $725,588 and $2,006,954, respectively, for the Palangana Mine and Hobson Processing Facility.

The following table is a summary of the mineral property expenditures incurred on our uranium projects:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Mineral Property Expenditures
Palangana Mine	$500,535	$668,307	$1,621,391	$1,975,766
Goliad Project	25,631	419,278	79,924	1,591,309
Burke Hollow Project	94,702	750,907	1,235,250	1,348,976
Longhorn Project	22,276	21,852	52,999	50,552
Salvo Project	16,751	4,358	39,590	5,374
Anderson Project	50,142	45,290	173,564	172,975
Workman Creek Project	-	1,440	31,300	31,651
Slick Rock Project	2,924	10,309	52,708	61,320
Yuty Project	41,274	148,248	301,035	228,997
Coronel Oviedo Project	132,315	457,527	428,077	601,723
Other Mineral Property Expenditures	159,292	211,833	544,403	842,869
	$1,045,842	$2,739,349	$4,560,241	$6,911,512

General and Administrative

During the three and nine months ended April 30, 2015, general and administrative expenses totaled $3,167,896 and $9,711,933 (three and nine months ended April 30, 2014: $1,808,395 and $7,196,664), respectively.

The following summary provides a discussion of the major expense categories, including salaries, management and consulting fees; office, investor relations, communications and travel; professional fees; and stock-based compensation, including analyses of the factors that caused any significant variances compared to the same period last year:

•

For the three and nine months ended April 30, 2015, salaries, management and consulting fees totaled $673,670 and $1,953,949 which increased by $146,116 and decreased by $794,815, respectively, compared with $527,554 and $2,748,764 for the three and nine months ended April 30, 2014, respectively. The significant decrease overall was primarily the result of no bonus payments made to certain directors, officers, employees and consultants of the Company during the nine months ended April 30, 2015;

•

For the three and nine months ended April 30, 2015, office, investor relations, communications and travel expenses totaled $800,382 and $2,222,932, respectively, which remained consistent as compared with $733,072 and $2,316,398 for the three and nine months ended April 30, 2014, respectively. We are continuing efforts to monitor and control our costs overall to reduce expenses wherever possible;

•

For the three and nine months ended April 30, 2015, professional fees totaled $375,965 and $906,508 which increased by $60,068 and decreased by $241,556, respectively, compared with $315,897 and $1,148,064 for the three and nine months ended April 30, 2014, respectively. The decrease overall was primarily the result of a decrease in professional fees relating to regulatory filings and legal proceedings; and

•

For the three and nine months ended April 30, 2015, stock-based compensation totaled $1,317,879 and $4,628,544 which increased by $1,086,007 and $3,645,106, respectively, compared with $231,872 and $983,438 for the three and nine months ended April 30, 2014, respectively. These increases were primarily the result of stock options granted to the Company’s directors, officers, employees and consultants in September 2014, as well as an increase in equity-based payments for consulting services as part of our continuing efforts to reduce cash outlay.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2015, depreciation, amortization and accretion totaled $374,082 and $1,440,808 which decreased by $202,963 and $325,197, respectively, compared with $577,045 and $1,766,005 for the three and nine months ended April 30, 2014, respectively. These decreases were primarily the result of extensions in the estimated useful lives relating to the Palangana Mine combined with the effects of certain equipment and property reaching full depletion and depreciation. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Interest and Finance Costs

During the three and nine months ended April 30, 2015, interest and finance costs totaled $764,761 and $2,270,104, which increased by $228,959 and $104,767, respectively, compared with $535,802 and $2,165,337 for the three and nine months ended April 30, 2014, respectively. These increases reflect the resulting increase in interest and finance costs from the additional $10 million in funding received in March 2014 for a total of $20 million in funding received under the Amended Credit Facility.

For the three and nine months ended April 30, 2015, interest and finance costs were primarily comprised of, respectively, amortization of debt discount of $315,309 and $931,811, interest paid on long-term debt of $395,555 and $1,213,333, amortization of deferred financing costs of $20,953 and $62,858 and amortization of annual surety bond premium of $28,304 and $47,084.

For the three and nine months ended April 30, 2014, interest and finance costs were primarily comprised of, respectively, amortization of debt discount of $143,856 and $1,040,511, interest and standby fees paid on long-term debt of $350,000 and $963,333 and amortization of deferred financing costs of $36,927 and $146,095.

Summary of Quarterly Results

		For the Quarters Ended
	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014

Sales	$-	$-	$-	$-
Net loss	(5,347,729)	(5,875,540)	(6,726,227)	(6,219,172)
Total comprehensive loss	(5,347,522)	(5,876,988)	(6,726,451)	(6,219,156)
Basic and diluted loss per share	(0.06)	(0.06)	(0.07)	(0.07)
Total assets	52,359,602	55,525,074	59,838,854	64,907,320

		For the Quarters Ended
	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013

Sales	$-	$-	$-	$1,980,000
Net loss	(6,697,107)	(7,178,894)	(5,879,934)	(5,077,213)
Total comprehensive loss	(6,704,335)	(7,182,920)	(5,882,235)	(5,050,693)
Basic and diluted loss per share	(0.07)	(0.08)	(0.07)	(0.06)
Total assets	70,496,960	67,320,964	73,692,104	73,250,001

Liquidity and Capital Resources

On September 5, 2013, we announced a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment, most notably the uranium spot price being at historical lows. Since then, uranium extraction at the Palangana Mine has operated at a reduced pace, including the deferral of any further pre-extraction expenditures, to maintain operational readiness in anticipation of a recovery in uranium spot prices. Pre-extraction activities at other PAAs of the Palangana Mine and at the Goliad Project have continued, as well as further exploration and permitting activities completed at the Burke Hollow Project. As a result, we did not rely on cash flows generated from our mining activities during the nine months ended April 30, 2015 or Fiscal 2014 to the extent relied upon during Fiscal 2013 and 2012.

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

The components of working capital include the following:

	April 30, 2015	July 31, 2014
Cash and cash equivalents	$1,423,447	$8,839,892
Current assets	4,302,409	11,567,034
Current liabilities	1,945,813	2,298,334
Working capital	2,356,596	9,268,700

At April 30, 2015, we had working capital of $2,356,596, a decrease of $6,912,104 from our working capital of $9,268,700 at July 31, 2014. At April 30, 2015, we had $1,423,447 (July 31, 2014: $8,839,892) in cash and cash equivalents. As a result, our working capital balance will fluctuate significantly as we secure additional financing and utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

At April 30, 2015, we had 84,000 pounds of U3O8 in finished goods inventories that were available for sale with a carrying value of $2,112,339 and an approximate market value of $3.1 million. Subsequent to April 30, 2015, we sold 80,000 pounds of U3O8 from inventories generating gross sales of $3,080,000.

Although our planned principal operations have commenced from which significant revenues from sales of U3O8 were realized during Fiscal 2013 of $9,026,325 and Fiscal 2012 of $13,757,400, we have yet to achieve profitability and have had a history of operating losses and significant negative cash flow since inception. No revenue from the sale of U3O8 was realized during the nine months ended April 30, 2015 or Fiscal 2014. For the nine months endedApril 30, 2015 and 2014, our net losses totaled $17,949,496 and $19,755,935, respectively, and we had an accumulated deficit balance of $186,611,642 as at April 30, 2015. During the nine months ended April 30, 2015 and 2014, net cash flows decreased by $7,416,445 and $865,497, respectively.

As described above, at April 30, 2015, we had working capital of $2.4 million including cash and cash equivalents of $1.4 million and subsequently received $3.1 million in cash from the sale of U3O8. The continuation of theCompany as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing including further asset divestitures and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months.

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
•

if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our debt financing during Fiscal 2015, and it results in accelerated repayment of our indebtedness and/or enforcement by the lenders against certain key assets securing our indebtedness; and

•

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

We filed a prospectus supplement to the 2011 Shelf, providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company. During the nine months ended April 30, 2015, we completed a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 under the ATM Offering.

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

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2015 was $11,761,904 (nine months ended April 30, 2014: $16,741,007). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2015 was $454,984, resulting primarily from net cash of $411,041 received from the issuance of common shares from the equity financing and $24,549 received from the exercise of stock options. Net cash provided by financing activities during the nine months ended April 30, 2014 was $16,115,675 resulting primarily from net cash of $6,539,575 received from the issuance of common shares from the equity financing and $22,501 received from the exercise of stock options, and net cash of $9,554,467 in additional funding received from the Amended Credit Facility.

Investing Activities

Net cash provided by investing activities during the nine months ended April 30, 2015 was $3,890,475, resulting primarily from gross proceeds of $5,663,158 received from the release of reclamation deposits, offset by the payment of collateral for the surety bonds of $1,690,208, acquisition of mineral rights and properties of $73,624 and purchase of property, plant and equipment of $10,905. Net cash used in investing activities during the nine months ended April 30, 2014 was $240,165 resulting primarily from the acquisition of mineral rights and properties of $161,800 and purchase of property, plant and equipment of $77,813.

Stock Options and Warrants

At April 30, 2015, the Company had stock options outstanding representing 10,614,587 common shares at a weighted-average exercise price of $1.39 per share and share purchase warrants outstanding representing 5,009,524 common shares at a weighted-average exercise price of $2.38 per share. At April 30, 2015, outstanding stock options and warrants represented a total 15,624,111 shares issuable for gross proceeds of approximately $26,639,000 should these stock options and warrants be exercised in full. At April 30, 2015, outstanding in-the-money stock options and warrants represented a total 14,751,325 common shares exercisable for gross proceeds of approximately $23,693,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Directors and Officers

During the three and nine months ended April 30, 2015, the Company incurred $45,443 and $118,101 (three and nine months ended April 30, 2014: $37,176 and $110,815), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, during the nine months ended April 30, 2015, the Company issued 15,000 restricted shares to this company for consulting services with a fair value of $18,150 included in general and administrative costs.

During the three and nine months ended April 30, 2014, the Company incurred $9,000 and $27,000, respectively, in consulting fees paid to a company controlled by a former director of the Company.

At April 30, 2015, amounts owed to related parties totaled $30,628 (July 31, 2014: $11,234). These amounts are unsecured, non-interest bearing and due on demand.

Material Commitments

Material commitments of the Company since the filing of the Form 10-K for the fiscal year ended July 31, 2014 have not changed, except for commitments relating to executive management services which increased by $236,000 due primarily to the appointment of an Executive Vice President in September 2014.

At April 30, 2015, we have made all scheduled payments and complied with all of the covenants under the Amended and Restated Credit Agreement dated and effective March 13, 2014, and we expect to continue complying with all scheduled payments and covenants during our fiscal year ending July 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric. The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged disclosure statements and formal discovery has been completed. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to November 20, 2015.

On June 1, 2015, the Company received notice that Westminster Securities Corporation filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008. Although the Concentric warrants expired by their terms on December 31, 2012, Westminster bases its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric. The Company believes that this claim lacks merit and intends to vigorously defend the same.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and accumulated deficit since inception to April 30, 2015 of $186.6 million. Although we generated revenues from sales of U3O8 during Fiscal 2013 and 2012 of $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations. No revenues from the sale of U3O8 were generated during the nine months ended April 30, 2015 or during Fiscal 2014 or prior to Fiscal 2012. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term. Historically, we have been reliant primarily on equity financings and, more recently, on debt financing to fund our operations and we expect this reliance to continue for the foreseeable future. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At April 30, 2015, we had working capital of $2.4 million including cash and cash equivalents of $1.4 million and subsequently received $3.1 million in cash from the sale of U3O8.The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing including further asset divestitures and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next twelve months.

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

We are authorized to issue 750,000,000 shares of common stock of which 92,434,424 shares were issued and outstanding as of April 30, 2015. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

During our fiscal quarter ended April 30, 2015, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “U.S. Securities Act”):

•

On February 5, 2015, we issued 11,111 shares of restricted common stock to a consultant at a deemed issuance price of $1.87 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On February 20, 2015, we issued we issued 4,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.20 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On March 4, 2015 and April 2, 2015, we issued 7,500 shares of restricted common stock and 7,500 shares of common stock, respectively, to a consultant at a deemed issuance price of $1.29 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares.

•

On March 4, 2015 and April 2, 2015, we issued 25,000 shares of restricted common stock and 50,000 shares of common stock, respectively, to a consultant at a deemed issuance price of $1.30 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares.

•

On March 4, 2015 and April 2, 2015, we issued 19,685 shares of restricted common stock and 19,685 shares of common stock, respectively, to a consultant at a deemed issuance price of $1.27 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a) (2) with respect to the issuance of these shares.

•

On March 4, 2015, we issued 35,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.30 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On April 7, 2015, we issued an aggregate of 119,277 shares of restricted common stock to four consultants in consideration for services under four consulting agreements, as follows: (i) we issued 16,500 shares of restricted common stock to a consultant at a deemed issuance price of $1.45 per share; (ii) we issued 26,666 shares of restricted common stock to a consultant at a deemed issuance price of $1.50 per share; (iii) we issued 65,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.48 per share; and (iv) we issued 11,111 shares of restricted common stock to a consultant at a deemed issuance price of $1.47 per share. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to two of these consultants and on exemptions from registration under exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to the other two consultants.

•

On April 20, 2015, we issued 13,446 shares of restricted common stock to a consultant at a deemed issuance price of $1.36 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On April 22, 2015, we issued 15,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.50 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2015, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: June 8, 2015

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)
Date: June 8, 2015