Form 10-K
period 2015-07-31
URANIUM ENERGY CORP
filed 2015-10-14
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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
Yes [   ]      No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.27 on January 30, 2015) was approximately $112,630,000.

The registrant had 98,736,480 shares of common stock outstanding as of October 9, 2015.

__________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report and any documents incorporated herein by reference (“Annual Report”) include statements and information about our strategy, objectives, plans and expectations for the future that are not statements or information of historical fact. These statements and information are considered to be forward-looking statements, or forward-looking information, within the meaning of and under the protection provided by the safe harbor provision for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995 and similar Canadian securities laws.

Forward-looking statements, and any estimates and assumptions upon which they are based, are made in good faith and reflect our views and expectations for the future as of the date of this Annual Report, which can change significantly. Furthermore, forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by such forward-looking statements. Accordingly, forward-looking statements in this Annual Report should not be unduly relied upon.

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

•	our overall strategy, objectives, plans and expectations for Fiscal 2016 and beyond;
•	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for U3O8;
•	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
•	our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future production for our uranium projects including the Palangana Mine;
•	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including the Palangana Mine;
•	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
•	our ability to obtain adequate additional financing including access to the equity and credit markets;
•	our ability to remain in compliance with the terms of our indebtedness; and
•	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

Forward-looking statements, and any estimates and assumptions upon which they are based, are made as of the date of this Annual Report, and we do not intend or undertake to revise, update or supplement any forward-looking statements to reflect actual results, future events or changes in estimates and assumptions or other factors affecting such forward-looking statements, except as required by applicable securities laws. Should one or more forward-looking statements be revised, updated or supplemented, no inference should be made that we will revise, update or supplement any other forward looking statements.

Forward-looking statements are subject to known and unknown risks and uncertainties. As discussed in more detail under Item 1A. Risk Factors, we have identified a number of material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report, including but not limited to the following:

•	our limited financial and operating history;
•	our need for additional financing;
•	our ability to service our indebtedness;
•	our limited uranium extraction and sales history;
•	our operations are inherently subject to numerous significant risks and uncertainties, many beyond our control;

•	our exploration activities on our mineral properties may not result in commercially recoverable quantities of uranium;
•	limits to our insurance coverage;
•	the level of government regulation, including environmental regulation;
•	changes in governmental regulation and administrative practices;
•	nuclear incidents;
•	the marketability of uranium concentrates;
•	the competitive environment in which we operate;
•	our dependence on key personnel; and
•	conflicts of interest of our directors and officers.

Any one of the foregoing material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Furthermore, there is no assurance that we will be successful in preventing the material adverse effects that any one or more of these material risks and uncertainties may cause on our business, prospects, financial condition and operating results, or that the foregoing list represents a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us.

Forward-looking statements made by us or by persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary information.

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

_________

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

General Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from the Palangana Mine in November 2010 to July 31, 2015, the Hobson Processing Facility has processed 578,000 pounds of U3O8. At July 31, 2015, we had no uranium supply or “off-take” agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. As a central processing site, the Hobson Processing Facility has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually, and is licensed to process up to a total of one million pounds of U3O8 annually, from our Palangana Mine and from future satellite mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt.

At July 31, 2015, we held mineral rights in various stages located in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. We acquired these mineral rights for the purposes of uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Many of these mineral rights are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. Specific exploration targets may be identified internally by our geological team by utilizing this prior exploration work combined with our extensive exploration database.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

Fiscal 2015 highlights include the following:

•

Palangana Mine, Texas: Permitting activities at the Palangana Mine advanced with the expansion of the Mine Area Permit boundary from 6,200 to 8,722 acres for future Production Area Authorizations (“PAA”), including the recently issued PAA-4 permit and aquifer exemption which is now fully-permitted for uranium extraction.  At July 31, 2015, a total of 214 drill holes have been completed relating to PAA-4 for mineral trend exploration, delineation and monitor wells.  Wellfield design is being finalized in preparation for installment of the first module inside PAA-4.  Uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment.  This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices;

•

Burke Hollow Project, Texas: An exploration drill program comprised of a 44-hole program totaling 22,535 feet was completed. Permitting activities continued to advance with the issuance of two Class I disposal well permits and the Mine Area, Aquifer Exemption and Radioactive Material License applications under technical review. An updated Technical Report dated October 6, 2014 prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”) was filed;

•	Anderson Project, Arizona: A Preliminary Economic Assessment Report dated July 6, 2014 prepared in accordance with NI 43-101 was filed;
•

Yuty Project, Paraguay: Permitting activities included advancement from exploration phase to exploitation phase upon approval from the Ministry of Public Works and Communication, the national agency that regulates mining in Paraguay;

•	a total of 80,000 pounds of U3O8 were sold generating gross sales of $3.1 million;
•

a public offering of 5,000,000 units was completed at a price of $2.00 per unit for gross proceeds of $10,000,000. Each unit was comprised of one share of common stock of the Company and one-half of one share purchase warrant, each whole warrant exercisable at a price of $2.35 for a three-year period to purchase one share of common stock of the Company;

•

$5.6 million of surety bonds were secured, subject to a 2% annual premium on the face value, which replaced an equivalent amount of reclamation deposits related to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility, and resulted in the release of $3.9 million in cash and cash equivalents to the Company;

•	addition of the Company’s shares to the Russell 2000 Index and related growth and value style indexes; and
•	Scott Melbye was appointed Executive Vice President and Craig Wall was appointed Vice President of Environmental, Health and Safety.

Uranium Industry Background

With the world’s population exceeding seven billion people and growing, the need for electricity is rising and is an important driver for the projected long term increase in nuclear power generation and uranium demand. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned, is testimony to the confidence in nuclear power to provide safe, economical, carbon free energy as part of an overall energy supply mix. As of August 1, 2015, World Nuclear Association (“WNA”) data shows 436 reactors operable worldwide with 67 new reactors under construction, 166 reactors planned or on order and another 322 proposed. Translated into global uranium demand, Ux Consulting Company (“UxC”), a uranium market information source, projects annual requirements to increase from about 175 million pounds in 2015 to 197 million pounds in 2020 and about 234 million pounds by 2025.

Nuclear generation in the United States was about 799 billion kilowatt-hours in 2014, increasing slightly from 19.4% to 19.5% of the country’s total electrical generation compared to 2013 (WNA data). As of August 2015, the operating U.S. reactor fleet stands at 99 reactors, with five new commercial reactors in various stages of construction (Vogtle 3 & 4 in Georgia, Summer 2 & 3 in South Carolina and Watts Bar 2 in Tennessee). In addition, the U.S. Nuclear Regulatory Commission has another 10 new reactor applications that are active. The U.S. remains the world’s largest consumer of uranium with annual requirements of about 50 million pounds of U3O8. The U.S. Energy Information Administration (“EIA”) reported that only six percent of the uranium loaded into U.S. reactors in 2014 was U.S. origin uranium, highlighting the U.S. dependency on foreign sources of uranium supply. EIA data showed domestic production totaled 4.9 million pounds in 2014, up slightly from 4.7 million pounds in 2013, but still only amounting to about 10% of U.S. reactor requirements.

In contrast to the global reactor growth, uranium production around the planet decreased about 5.5% in 2014 with a drop from 154 to 145 million pounds of U3O8. About 117 million pounds, or 81%, of this production came from Africa, Australia, Canada and Kazakhstan according to UxC. Kazakhstan remained the world’s largest producer, with over 59 million pounds produced or about 41% of the world’s total production. The projects in these areas are primarily controlled by five major producers, although some of these mines involve joint ventures with other entities. Many of the projects in various production areas are subject to heightened geopolitical and other risks. In choosing a long term supplier in our highly concentrated industry, these are important considerations for a utility relying on a secure uranium supply source to fuel their reactor needs.

Japan’s Fukushima Daiichi accident, occurring as a result of the March 11, 2011 earthquake and subsequent tsunami, had a substantial impact on the nuclear industry which has only recently begun to see positive steps towards recovery. Uranium spot market prices fell over 60% to nine year lows, from a pre-Fukushima price of $73.00/pound to a low of $28.50 per pound at the end of July 2014. While spot prices have since rebounded and were near $36/pound at the end of July 2015, prices are still below many producers cost of production. Long-term contract (base price escalated) prices also weakened and were published at $44/lb in July 2015 after dropping from the pre-Fukushima level of $73/lb. Since Fukushima, the spot and long-term contract price drops have resulted in the deferral or cancellation of several large uranium projects, removing 178 million pounds of supply that was projected to be online in the years 2014-2016, and another 58 million pounds in 2020 (UxC data). Most recently, another large cancellation occurred from a major Australian producer that announced the shelving of a mine expansion plan, removing 50 million pounds of production previously projected in the 2018-2025 time-frame. Further, another major Australian producer has also announced significant cutbacks in the workforce at one of the world’s largest uranium mines. We believe this trend is likely to continue absent a substantial and sustained increase in market price. Production cuts, project deferrals and cancellations further exacerbate the growing longer term gap between production and consumption and likely to increase the prospects for an eventual strong rebound in uranium prices.

World reactor requirements were about 173 million pounds in 2014, exceeding the 145 million pounds of total production by about 28 million pounds. Absent new production, this disparity is expected to remain pronounced, with the gap projected to be near 30 million pounds per year in 2019 (UxC Uranium Market Outlook Q2-2015). While projections show some of the gap could be partially filled with new production, there is question whether or not “Planned and Potential” production comes on line in accordance with expectations. So far, the difference between primary production and reactor demand is being filled with secondary market sources. This includes the U.S. Department of Energy (“DOE”) excess uranium inventories, enrichment underfeeding and tails re-enrichment programs as well as Russian stockpiles. Over the past year, progress has been made curtailing the amount of uranium the DOE has been releasing into the market. The most recent Secretarial Determination reduced the amount of material they can barter in 2016 and there are legislative efforts underway to limit the amount of material they can place into the market.

Ultimately, the forces of supply and demand will dictate the direction of future uranium pricing. The EIA reported supplier inventories decreased by 13% in 2014. UxC noted “To the extent that fewer inventories are being held by suppliers, they are likely to be less aggressive selling material and thus pushing price lower. Also, suppliers… no longer have the HEU (highly-enriched uranium) feed to backstop the market.” Most planned projects have costs well above $50/pound and many industry executives and analysts, including J.P. Morgan, have stated a minimum acceptable price to encourage new hard-rock conventional production is above $75 per pound.

On the demand side of the equation, the global growth in nuclear power is impressive, resulting in a 3% per year increase in uranium requirements over the next decade (WNA data). Much of this growth is coming from countries like China which plans to have over 97 gigawatt electrical (“GWe”) of nuclear generation in place by 2025. As of August 2015, China had about 26 reactors that were operable with 26 GWe of capacity. Other countries like India and Russia also have robust nuclear power expansion plans. These countries are embarking on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long term contracting with Western suppliers and taking controlling interests in primary mine production capacity. In 2014, China imported 55 million pounds of U3O8, more than the entire U.S. reactor fleet requirements. India has recently announced major long term contract purchases and plans to establish a large strategic (13-39 million pounds) uranium reserve to fuel its growing reactor program. In addition, Russia is aggressively selling its reactors around the globe with turnkey provisions including uranium supply as a component of the reactor package that will require far more uranium than they currently produce.

In the U.S., future growth in nuclear generation is likely to emerge from clean-air initiatives, like the U.S. Environmental Protection Agency’s Clean Power Plan that mandates the U.S. utility industry reduce carbon emissions 32% by 2030. New U.S. reactor builds are a clear choice in meeting environmental goals and requirements with reliable, ready-power and stable fuel costs. Currently, about 2/3 of the U.S. carbon free electricity is generated from nuclear power. We believe the global climate-change push for carbon reduction, and critical air pollution concerns, like those in China, likely leaves nuclear power as the primary alternative for new, base load, 24-7 generation.

On August 11, 2015, Japan’s Kyushu Electric Power restarted its Sendai 1 reactor, marking a major milestone in the process of bringing most of Japan’s reactor fleet back on line. As of August 2015, Japan’s Nuclear Regulatory Authority had received applications for the restart of 24 reactors and has approved five so far. Japan’s energy plan calls for a return to nuclear power with a 20-22% contribution in their energy mix. Also of importance, UxC data shows steep unfilled global requirements in 2017 at about 29 million pounds per year and growing to over 100 million pounds per year by 2021. In total, the cumulative amount of global uncommitted demand over the next five years exceeds 223 million pounds. In the U.S., more than 1/3 of reactor requirements are unfilled for 2018 and over half (about 27 million pounds) are unfilled for 2019. Older contracts are winding down from the previous contracting cycle and utilities are now returning to the spot, medium and long term markets. As a matter of practice, utilities typically contract for their open needs 2-4 years in advance of the requirement. In sum, we believe supply and demand fundamentals have significant potential to force uranium prices upward.

In-Situ Recovery (ISR) Mining

We utilize or plan on utilizing in-situ recovery or ISR uranium mining for our South Texas projects including the Palangana Mine and will continue to utilize ISR mining whenever such alternative is available to conventional mining. When compared to conventional mining, ISR mining requires lower capital expenditures and has a reduced impact on the environment, as well as a shorter lead time to uranium recovery.

ISR mining involves circulating oxidized water through an underground uranium deposit, dissolving the uranium and then pumping the uranium-rich solution to the surface for processing. Oxidizing solution enters the formation through a series of injection wells and is drawn to a series of communicating extraction wells. To create a localized hydrologic cone of depression in each wellfield, more groundwater will be produced than injected. Under this gradient, the natural groundwater movement from the surrounding area is toward the wellfield, providing control of the injection fluid. Over-extraction is adjusted as necessary to maintain a cone of depression which ensures that the injection fluid does not move outside the permitted area.

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

With a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and licensed to process up to one million pounds of U3O8 annually, our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our “hub-and-spoke” strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining.

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

Material Relationships Including Long-Term Delivery Contracts

We entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by us over a three-year period starting in August 2011. The sales price was based on published market price indicators at the time of delivery. During Fiscal 2012 and 2013, a total of 290,000 pounds of U3O8 were sold under this contract and during Fiscal 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company. At July 31, 2015, we had no uranium supply or “off-take” agreements in place.

Given that there are up to approximately 60 different companies as potential buyers in the uranium market, we are not substantially dependent upon any single customer to purchase the uranium extracted by us.

Seasonality

The timing of our uranium concentrate sales is dependent upon factors such as extraction results from our mining activities, cash requirements, contractual requirements and perception of the uranium market. As a result, our sales are neither tied to nor dependent upon any particular season. In addition, our ability to extract and process uranium does not change on a seasonal basis. Over the past ten years, uranium prices have tended to decline during the calendar third quarter before rebounding during the fourth quarter, but there does not appear to be a strong correlation.

Burke Hollow Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Goliad Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,598-acre property located in Goliad County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

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

Yuty Project, Paraguay

We hold an undivided 100% interest in one exploitation concession in the Yuty Project, a 289,680-acre property located in Paraguay, subject to an overriding royalty payable of $0.21 for each pound of uranium produced from the property.

Coronel Oviedo Project, Paraguay

We hold an undivided 100% interest in one exploration permit in the Coronel Oviedo Project, a 464,548-acre property located in Paraguay, subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire one-half percent (0.5%) for $166,667 and a right of first refusal to acquire all or any portion of the remaining one percent (1.0%).

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

Under the mining laws of the Republic of Paraguay, title to mineral rights for the Yuty Project is held through a “Mineral Concession Contract” approved by the National Congress and signed between the Government of the Republic of Paraguay and the Company, and title to mineral rights for the Coronel Oviedo Project is held through a “Mineral Permit” granted by the Ministry of Public Works and Communications. These mineral rights provide for the exploration of metallic and non-metallic minerals and precious and semi-precious gems within the territory of Paraguay for up to a 6-year period, and for the exploitation of minerals for a minimum period of 20 years from the beginning of the production phase, extendable for an additional ten years.

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

In Texas, surface extraction and exploration for uranium is regulated by the RCT, while in-situ uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2015, the Company held one exploration permit in each of Bee, Duval, Goliad and Live Oak Counties.

Before in-situ uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2015, the Company held two Mine Area Permits, one for the Palangana Mine and another for the Goliad Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to insure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds, includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2015, the Company held RMLs for its Palangana Mine, Goliad Project and the Hobson Processing Facility.

Production Area Authorization (“PAA”) applications are also required for submission to the TCEQ to establish specific extraction areas inside the Mine Area Permit boundary. These are typically 30 to 100 acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and also establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2015, the Company held four PAA permits for its Palangana Mine and one for its Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2015, the Company held two Class I disposal well permits for the Hobson Processing Facility and for each of the Palangana Mine, Burke Hollow Project and Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA. The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy and the EPA must have granted an aquifer exemption upon the state’s request. Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA. The aquifer exemption request is submitted by the Company to the TCEQ, and once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance. At July 31, 2015, the Company held an aquifer exemption for the Palangana Mine and an aquifer exemption for the Goliad Project.

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

Employees

Amir Adnani is our President and Chief Executive Officer, and Mark Katsumata is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed Executive Vice President. Harry Anthony served as our Chief Operating Officer until his resignation effective September 27, 2013, and now serves as Senior Advisor to the Company. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2015, we had 59 persons employed on a full-time basis and two individuals providing services on a contract basis.

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

Item 1A. Risk Factors

In addition to the information contained in this Form 10-K Annual Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-Looking Statements”.

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described under Item 1. Business, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $192.0 million at July 31, 2015. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, 2013 and 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At July 31, 2015, we had working capital of $6.2 million including cash and cash equivalents of $10.1 million. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities on our existing uranium projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional uranium projects and continuing with our exploration and pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

If we are unable to service our indebtedness, we may be faced with accelerated repayments or lose the assets securing our indebtedness. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to pursue our business strategies.

We entered into an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the “Amended Credit Facility”) providing for a $20 million senior secured credit facility under which we had drawn down the maximum $20 million in principal as of July 31, 2015 and 2014. The Amended Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on July 31, 2016. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Amended Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the lenders against certain assets securing our indebtedness. The Amended Credit Facility is secured against the lease and related rights comprising the Hobson Processing Facility and the mineral and related rights comprising the Goliad Project. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our financial condition and operating results.

Furthermore, the Amended Credit Facility includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these restrictive covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the lenders against certain key assets securing our indebtedness.

Our uranium extraction and sales history is limited, with our uranium extraction to date originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, the Palangana Mine, which has been our sole source for the U3O8 sold to generate our revenues from sales of U3O8 during Fiscal 2015, 2013 and 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2014 or for any periods prior to Fiscal 2012.

During Fiscal 2015, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to, (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as the Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

Whether an ore body contains commercially recoverable uranium depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates and proximity to infrastructure; (ii) the market price of uranium, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation.

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

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations have been funded.

We are responsible for certain remediation and decommissioning activities in the future primarily for the Hobson Processing Facility and the Palangana Mine, and have recorded a liability of $3.9 million on our balance sheet at July 31, 2015 to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of the Hobson Processing Facility and the Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $3.9 million or any portion thereof for a number of reasons including, but not limited to, the following: i) the terms of the surety bonds are amended, such as an increase in collateral requirements; ii) we are in default with the terms of the surety bonds; iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against certain risks including securities and general commercial liability claims and certain physical assets used in our operations, subject to exclusions and limitations, however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

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

We may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations.

Our exploration and mining activities are dependent upon the grant of appropriate rights, authorizations, licences, permits and consents, as well as continuation and amendment of these rights, authorizations, licences, permits and consents already granted, which may be granted for a defined period of time, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary rights, authorizations, licences, permits and consents will be granted to us, or that authorizations, licences, permits and consents already granted will not be withdrawn or made subject to limitations.

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

The title to our mineral property interests may be challenged.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 3. Legal Proceedings. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

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

Management’s evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. However, any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness. Any failure to maintain effective disclosure controls and procedures in the future may result in our inability to continue meeting our reporting obligations in a timely manner, qualified audit opinions or restatements of our financial reports, any one of which may affect the market price for our common stock and our ability to access the capital markets.

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

We are authorized to issue 750,000,000 shares of common stock of which 97,834,087 shares were issued and outstanding as of July 31, 2015. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 “Shelf” Registration Statement, which was declared effective on January 10, 2014. This “Shelf” Registration Statement provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $16.7 million has been utilized through public offerings as of July 31, 2015.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

General

At July 31, 2015, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material extracted from the Palangana Mine.

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

The Hobson Processing Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, which provides for the capacity to process uranium-loaded resins from a number of satellite ISR mining facilities in South Texas. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as our central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, including our Burke Hollow and Goliad Projects, (the “spokes”) located within the South Texas Uranium Belt.

In January 2011, the Hobson Processing Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then to July 31, 2015, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates.

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

Mineral Titles

At July 31, 2015, there were 13 leases covering 7,094 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,006 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth property comprised of 1,278 acres which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

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

Access to Property

The Palangana Mine occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi, the largest nearby metropolitan district, is about 65 miles to the east of the Palangana Mine. Approximately halfway between San Diego and Freer on Texas Highway 44 is a turn-off to the south referred to as Ranch Road 3196 that runs directly through the property about eight miles from the turn-off. The road continues southward about six miles to the town of Benavides. Access is excellent, with major two lane roads connecting the three surrounding towns and dirt secondary roads connecting to Palangana.

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

History Prior to Acquisition by the Company

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome's gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI's exploration work are unavailable. However, both CSI and the U.S. Atomic Energy Commission estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 cut-off grade, a minimum mining thickness of three feet, and widely spaced drilling on a nominal 200 foot exploration grid. Union Carbide acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and Union Carbide dropped the property. Union Carbide reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, Union Carbide drilled over 1,000 exploration and development holes and installed over 3,000 injection-extraction holes in a 31-acre lease block.

Union Carbide attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 lbs. of U3O8 were produced from portions of a 31 acre wellfield area. The extraction pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The Union Carbide ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic extraction area lies on the western side of the dome.

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

Geological Setting

South Texas geology is characterized by an arcuate belt of Tertiary fluvial clastic units deposited along the passive North American plate. These units strike parallel to the Gulf Coast between the Mexican border and Louisiana within an area known as the Mississippi Embayment. The uranium-bearing sedimentary units are primarily of fluvial origin and were deposited by southeasterly flowing streams and rivers. Uranium deposits are contained within fault-controlled roll-fronts in the Pliocene-age Goliad Formation on the flank of the Palangana salt dome. The uranium mineralization in the Goliad Formation at Palangana occurs at a depth of approximately 220 to 600 feet below the surface.

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

Mineralized Zones and Historical Drilling Results

As stated previously, mineralization does not occur in all of the Goliad sands nor does it persist in the same sand intervals across the dome area. On the west half of the dome near what is referred to as the Dome trend, Union Carbide developed the “C” sand zone. The NW Garcia and SE Garcia trends to the east of the dome also reside in the “C” sand zone. Also to the east of the dome, the PAA-2 deposit, as well as the PAA-3 deposit, Jemison Fence and Jemison East trends all occur in the “E” sand, while the PAA-1 deposit occurs in the “G” sand. Within these mineralized horizons, smaller roll fronts are evident that can be mapped as discrete bodies. Some of these bodies contain economic mineralization while others do not. The mineralized horizons occur as stacked intervals often separated by claystones. Generally, they overlap one another but there are differences making a concurrent, multiple-horizon recovery scenario not uniformly effective.

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

Update to July 31, 2015

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2015, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

1)

PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015, no additional infield drilling took place;

2)

PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015, no additional infield drilling took place;

3)

PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015, no additional infield drilling took place;

4)

PAA-4 permitting was completed and approved in November 2014, including the approval of the aquifer exemption in March 2015.  The Mine Area Permit boundary was expanded to 8,722 acres from 6,200 acres to include PAA-4.  Wellfield design is being finalized in preparation for installment of the first module inside PAA-4.  During Fiscal 2015, we drilled five holes for a total of 214 holes drilled to July 31, 2015 for mineral trend exploration, delineation and monitor wells.  All monitor wells were sampled for baseline parameters and a pumping test has been completed; and

5)

PAA-5 and PAA-6 mine area expansion application was approved in November 2014. We drilled a total of 46 holes at PAA-5 and PAA-6 for mineral trend exploration and delineation and a monitor well. During Fiscal 2015, no additional drilling took place.

During Fiscal 2015, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2015. The Hobson Processing Facility processed finished goods representing 18,000 pounds of U3O8 during Fiscal 2015 (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds; Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine. Based on the Company’s estimate of mineralized materials in PAA 1, 2 and 3 over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2015 was 44% (July 31, 2014: 43%; July 31, 2013: 40%; July 31, 2012: 31%).

The following table summarizes the drill holes completed by the Company during Fiscal 2015:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-4	5	400	392

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of the Company’s acquisition of STMV, to July 31, 2015:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	201	610	541
PAA-2	63	370	305
PAA-3	345	620	396
PAA-4	214	640	436
PAA-5	40	520	370
SW Garcia	6	620	568
Dome	56	500	355

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

Burke Hollow Project, Bee County, Texas

Property Description and Location

The Burke Hollow Project is comprised of two leases covering 19,335 acres located in Texas near the northeast end of the extensive South Texas Uranium trend. These leases allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77, and is located northeasterly of US 181 which links with US 59 in Beeville. The nominal center of Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176. Site drilling roads are entirely composed of caliche and gravel, allowing for access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

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

There are no known environmental liabilities associated with the Burke Hollow property. The Company currently has an exploration permit for their work in Bee County from the Texas Railroad Commission.

Prior to any mining activity at the Burke Hollow Project, the Company would be required to obtain a Radioactive Materials License, a large area Underground Injection Control (“UIC”) Mine permit, and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, require a separate UIC Permit. These permits would be issued by Texas regulatory agencies.

The Texas Railroad Commission requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. The standards include that ASTM type 1 neat-cement be used in the plugging of test bore holes, the filling and abandonment of mud pits, and the marking of bore holes at the surface. Remediation requirements are sometimes specific to the area of exploration and may include segregation, storage, and re-covering with topsoil, re-grading, and re-vegetation. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface, and any ancillary facility structures or equipment is properly completed. If the Burke Hollow Project reaches economic viability in the future, the Company would need to complete a number of required environmental baseline studies such as cultural resources (including archaeology), socioeconomic impact, and soils mapping. Flora and fauna studies will need to be conducted as will background radiation surveys.

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

The property is in a rural setting in southeastern Bee County. The nearest population centers are Skidmore, approximately 11 miles west, Refugio about 15 miles east, and Beeville approximately 18 miles northwest. While Skidmore and Refugio are relatively small towns, they provide basic needs for food and lodging and some supplies. Beeville is a much larger city and provides a well-developed infrastructure that has resulted from being a regional center to support oil and gas exploration and production. The Burke Hollow Project site area has good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region and the moderate topography with dominantly sandy, well-drained soils provide good construction conditions for building gravel site roads necessary for site access. Water supp ply in the project area is from private water wells, mostly tapping sands of the upper Goliad Formation. Water needs for potential future pre-extraction activities would be from the same sources.

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

The necessary rights for constructing the needed surface processing facilities are in-place on selected lease agreements. Sufficient electric power is believed to be available in the area, however new lines may be needed to bring additional service to a plant site and well fields. Within a 20 mile radius of the planned Burke Hollow facility there is sufficient population to supply the necessary number of suittable mining personnel.

History

The earliest historic uranium exploration at the Burke Hollow Project was the drilling of five exploration holes completed on the Welder lease by Nufuels (Mobil) in 1982. Oxidation/reduction interfaces were intercepted in two of the holes and oxidized tails were logged in three of the holes. In 1993, Total Minerals conducted a short reconnaissance exploration drilling program and completed a total of 12 exploration holes of which 11 intersected anomalous gamma ray log signatures indicative of uranium mineralization. The resulting 12 log files include good quality electric logs, with each log file containing a detailed lithological report based on drill hole cuttings prepared by Total Mineral’s field geologists who were supervising and monitoring the drilling activity contemporaneously.

All of the boreholes were drilled using contracted truck-mounted drilling rigs. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All known uranium exploration at the Burke Hollow Project has been conducted with vertical drill holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at five foot intervals and laid out on the ground in consecutive rows of twenty by the drill crew for review and description by a geologist. Upon completion, the holes were logged for gamma ray, self-potential, and resistance by contract logging companies. Century Geophysical was the logging company utilized by both Nufuels and Total Minerals, and Century provided primarily digital data. A tool recording down-hole deviation was also utilized for each of the holes drilled.

This description of previous exploration work undertaken at Burke Hollow Project is based primarily on gamma ray and electric logs, several small maps and cross-sections constructed by Total Minerals.

The historic data package obtained by the Company for a portion of the current Burke Hollow Project area provided the above described information. Based on the very limited number of drill holes, no meaningful resource or reserve determination was made by either Nufuels or Total Minerals. The actual drilling and geophysical logging results however, have been determined to be properly conducted to current industry standards and usable by the Company’s exploration staff in their geologic investigation.

The only historic work relating to uranium exploration or mining is the early exploration work done by Nufuels in 1982, and by Total Minerals in 1993 as described above. There has been no known ownership of the Burke Hollow property by a mining company and prior ownership or changes in ownership for the property are not known by the Company or relevant to the project.

Geological Setting

Regional Geology

The Burke Hollow Project area is situated within the Texas Gulf Coastal Plain physiographic province that is geologically characterized by sedimentary deposits that typically dip and thicken toward the Gulf of Mexico from the northwest source areas. Additionally, the regional dip generally increases with distance in the down dip direction as the overall thickness of sediments increase. The sedimentary units are dominantly continental clastic deposits with some underlying near shore and shallow marine facies. The uranium-bearing units of South Texas are virtually all sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Pliocene (youngest). At Burke Hollow, deposits are hosted by the Goliad Formation of Lower Pliocene to Miocene age.

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

Relevant earlier literature described the Goliad Formation as Pliocene-aged, including the Geologic Atlas of Texas, Beeville-Bay City Sheet (Bureau of Econ. Geol, revised 1987), and The Geology of Texas, Volume I (No. 3232, 1932, Texas Bureau of Econ. Geology).

Local and Property Geology

The uranium-bearing sands of the Goliad Formation at the project site occur beneath a thin layer of Lissie Formation sand, silt, clay, and gravel, which covers most of the project area with a total thickness of approximately 35 feet on the western side to approximately 70 feet thickness on the downdip eastern side of the project. The Goliad Formation underlies the Lissie, and is present at depths ranging from 35 feet to approximately 1,050 feet in depth on the eastern side of the property. The Company has determined that uranium mineralization discovered to date occurs within at least four individual sand units in the Upper Goliad at depths generally ranging from 160 feet to 500 feet, and within two deeper sand units in the Lower Goliad located between 900 feet to 950 feet in depth.

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

There are at least two northeast-southwest trending faults at the Burke Hollow property that are likely related to the formation of the uranium mineralization. These faults are shown at a depth of approximately 3,500 feet below ground surface (bgs) based on petroleum industry maps and extend upward into the Goliad Formation. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetic fault downthrown to the northwest, forming a graben structure. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit for reducing waters/gases migrating from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands.

Mineralization

The Burke Hollow Project uranium-bearing units occur as multiple roll-front type deposits in vertically stacked sands and sandstones. Groundwater flowing from northwest to southeast in the Goliad sands likely contained low concentrations of dissolved uranium resulting from oxidizing conditions and the relatively short distance from the recharge area. The geochemical conditions in the sands near the Company’s property changed from oxidizing to reducing due to an influx of reductants. Hydrogen sulfide and/or methane dissolved in groundwater are likely sources for creating a reduction-oxidation boundary in the area with consequent precipitation and concentration of uranium mineralization.

Specific identification of the uranium minerals has not yet been determined at the Burke Hollow Project. The very fine uranium minerals found coating quartz grains and within the interstices in most south Texas sand and sandstone roll-front deposits has generally been found to be dominantly uraninite and, to a lesser extent, coffinite. No uraninite has been identified on the Burke Hollow Project and the presence of uraninite on other properties does not mean that such mineralization will be found at the Burke Hollow Project. Detailed petrographic examination of disseminated uranium mineralization within sands/sandstones is generally not suitable for identification of the specific uranium minerals. Laboratory equipment such as x-ray diffraction units may be used to identify the minerals, however the specific mineral species typically found in reduced sands are generally similar in south Texas ISR projects and leaching characteristics are also similar. Based on the experience of the ISR mines throughout south Texas, the use of gamma-ray logging with a calibrated logging probe has become the standard method to determine the thickness and estimated grade of uranium bearing minerals.

At the project site the Goliad Formation is located near the surface underlying the Lissie Formation, and extends to depths exceeding 1,050 feet on the eastern side of the property. Uranium mineralization discovered to date occurs in multiple sand/sandstone units that are all below the saturated zone. These are the Goliad Lower A sand, the Goliad Upper B sand, the Goliad Lower B sand and the Goliad D sand. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each zone is hydrologically separated by clay or silty clay beds. The uranium deposits discovered to date range from several feet to over 30 feet in thickness. The “C”-shaped configuration is typically convex in a downdip direction with tails trailing on the updip side.

Update to July 31, 2015

During Fiscal 2015, 44 exploration holes totaling 22,535 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 240 feet to a maximum 1,100 feet, with an average depth of 512 feet. At July 31, 2015, a total of 527 exploration holes totaling 246,640 feet have been drilled to depths ranging from a minimum 160 feet to a maximum of 1,100 feet, with an average depth of 468 feet.

At July 31, 2015, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. With respect to permitting, a preoperational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014. A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas. Archeology, socioeconomic and ecology studies for the project were all completed by December 2013. Two Class I disposal well applications were submitted and final permits were issued by the TCEQ in July 2015. The Mine Area, Radioactive Material License and Aquifer Exemption applications have been submitted and are all under technical review by the TCEQ.

An earlier Technical Report dated February 27, 2013 for Burke Hollow was prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”) by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. An Updated Technical Report dated October 6, 2014 was prepared in accordance with the provisions of NI 43-101 by Andrew W. Kurrus III, P. G., with Clyde L. Yancey, P.G. serving as the Qualified Person. As required by NI 43-101, the Technical Report contains certain disclosure relating to inferred mineral resource estimates and an exploration target for the Company's Burke Hollow Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Burke Hollow Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of 15 leases covering 1,598 acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28 d 52' 7" N latitude, 97 d 20' 36" W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods. A location map for the Goliad Project is shown below:

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

At July 31, 2015, we held 15 leases ranging in size from 14 acres to 293 acres, for a total of 1,598 acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease. The Company has amended the majority of the leases to extend the time period for an additional five years past the five-year renewal option period.

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

Groundwater from sands of the Goliad Formation is used for water supplies over much of the northern portion of Goliad County. Water quality in the Goliad Formation is variable e and wells typically can yield small to moderate amounts of water. Data indicates an approximate average hydraulic conductivity of the water-bearing zones of the Goliad Formation in Goliad County is 100 gallons per day per square foot. Based on this value, a 20 foot sand unit would have an approximate transmissivity of 2,000 gallons per day. With sufficient available drawdown properly completed ISR wells could have average yields in the range of 25 to 50 gallons per minute.

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

At the project site, the Goliad Formation is exposed at the surface and extends to depths exceeding 500 feet. Uranium mineralization occurs in four sand/sandstone units that are all below the saturated zone. The zones are designated A to D from the top to the bottom of the sequence. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each Zone is hydrologically separated by 10 to 50 feet or more of clay or silty clay. The uranium deposits are tabular in nature and can range from about one foot to over 45 feet in thickness. The "C"-shaped configuration is typically convex in a downdip direction with leading edge tails on the upper end. Most of the exploration and delineation holes with elevated gamma ray log anomalies are situated within a southwest-northeast trending graben and most of the gamma ray anomaly holes are situated along the northernmost of the two faults comprising the graben. This northernmost fault is downthrown to the southeast, which is typical for the majority of faults along the Texas coastal area.

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

Update to July 31, 2015

•	In May 2010, the Waste Disposal Well Permit was issued by the TCEQ;
•	In April 2011, the Mine Area Permit was issued by the TCEQ;
•	In April 2011, the PAA-1 Permit was issued by the TCEQ;
•	In December 2011, the Radioactive Materials License was issued by the TCEQ;
•	In December 2012, EPA concurrence was received for an Aquifer Exemption which was the last and final permit needed to begin uranium extraction;
•

In June 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development;

•

During Fiscal 2014, 34 delineation holes totaling 9,819 feet were drilled at the Goliad Project to depths ranging from a minimum of 160 feet to a maximum of 480 feet, with an average depth of 289 feet. During Fiscal 2015, no further drilling activities were conducted. At July 31, 2015, approximately 992 confirmation-delineation holes totaling 348,434 feet have been drilled by the Company to confirm and expand the mineralization base at the Goliad Project;

•	Construction of a three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been completed; and
•	Processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels have been received.

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

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the search of uranium by companies such as Union 76 Oil, Urangesellschaft, Wyoming Minerals, Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., Occidental Minerals and Oklahoma Public Services. Claims staked directly by us have been in areas known for uranium occurrences as shown in the Arizona State publication, "Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins".

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

The alluvial valley of the Santa Maria River varies substantially in width and depth to bedrock. The volume of alluvium, and particularly the depth of the material, influences the proportion of surface flow w to underflow in the river valley. The groundwater in the alluvium consists of underflow that is forced toward the surface as the depth of the alluvium decreases.

The climate is arid, with hot summers and mild winters. Annual rainfall averages 10 to 12 inches with rain showers from January through March and during summer thunderstorms. Snowfall is rar re. On average, temperatures s range between a low of 31°F during winter months and a high of 104°F during summer months. Temp mperature extremes of 10°F in winter and 120°F in summer have been recorded. The climate is favorable for year-round mining operations and requires no special operational or infrastructure provisions that relate to weather.

Various water wells exist on and near the Anderson Project that can support large-scale mining operations. There is plenty of usable land space to locate processing plants, heap leach pads, tailings storage areas, waste disposal areas and other infrastructure development associated with large-scale mining. The Anderson Project includes most of a 195 acre area designated by the BLM as “disturbed” resulting from m surface mining in the 1950s. It may be possible to expedite the permitting process for future metallurgical exploration and mining activities, including waste disposal within the disturbed area.

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

The nearest town is Congress (population 1,700) located 32 road miles to the east. The nearest major housing, supply center and rail terminal is in Wickenburg (population 6,,363) located approximately 43 miles from the Anderson Project by road. Phoenix (population 1.45 million), approximately 100 miles to the southeast by road, is the nearest major industrial and commercial airline terminal. Kingman (population 24,000) is located approximately 110 miles to the northwest by road. The Company’s surface rights encompass 15.4 square miles; this is sufficient for the surface structures associated with any proposed mining operation.

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

EXPLORATION HISTORY AT THE ANDERSON PROPERTY (ARSENEAU, 2011)

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

Geologic Setting

Regional Geology

The Anderson Project is located along the northeast margin of the Date Creek Basin of the Basin and Range Province of the western United States. The Date Creek Basin is one of hundreds of Paleogene basins throughout western Arizona, southeastern California, Nevada and western Utah. Paleogene lacustrine and fluvial sediments, and Quaternary gravels have filled these basins to depths of several thousand meters. The approximate location of the Basin boundaries is shown in the figure below.

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

Nine stratigraphic units were identified on the Anderson Project. Listed from oldest to youngest, as follows:

•	Crystalline Intrusive Rocks: coarse-grained to pegmatitic Precambrian granite;
•	Felsic to Intermediate Volcanic: flows, breccias, tuffs and minor intrusive;
•	Felsic to Intermediate Volcaniclastic: ash flows, tuffaceous beds and arkosic sandstone;
•	Andesitic Volcanic: porphyritic andesitic flows with a paleosurface and locally reddish-brown paleosols;
•

Lacustrine Sedimentary rocks: micaceous siltstones and mudstone, calcareous siltstones and silty limestone, thin beds of carbonaceous siltstone and lignitic material and host of uranium mineralization, averaging about 60 to 100 m thick;

•	Lower Sandstone Conglomerate: arkosic sandstones and conglomerate, averaging about 60 to 100 m thick
•	Basaltic Flows and Dikes: amygdular basalt, averaging about 20 m thick;
•	Upper Conglomerate: cobble and boulder conglomerate, partly indurate and locally calcite cemented, averaging about zero to 60 m thick; and
•	Quaternary Alluvium: unconsolidated sand and gravel, caliche formed where calcite-cemented.

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

Exploration

A Light Detection and Ranging (LiDAR) survey was performed over the entire project area by Cooper Aerial Surveys Co. (Cooper Aerial) on 9 July 2011, between 13:07 UTC and 15:14 UTC (6:07 A.M. and 8:14 A.M., MST). Aerial imagery was collected at the same time. Data was processed using one of two base stations to obtain positional accuracies of between 3 and10 cm. Twenty-four ground control points showed a root mean square error of 0.219 ft (6.7 cm) between predicted and measured elevations. Cooper Aerial provided the Company with a one meter pixel digital elevation model (DEM) and a 2 ft contour shape-file derived from the LiDAR data. Cooper Aerial also corrected ortho imagery with a 0.15 m pixel size. Coordinates were converted from WGS84 to NAD 1983 UTM Zone 12N in meters, and elevation was reported in NAVD 1988 international feet. The conversion caused no distortion in elevations used in the resource model.

The Company has not performed any drilling to date on the Anderson Project.

Update to July 31, 2015

A Technical Report dated June 19, 2012 for the Anderson Project, prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”), was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred and indicated mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred and indicated mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred and indicated resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

A Preliminary Economic Assessment (“PEA”) dated July 6, 2014 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG and Terence McNulty, PE and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The PEA contains certain disclosure relating to indicated and inferred mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of the indicated or inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of indicated and inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported indicated and inferred mineral resources referred to in the PEA are economically or legally mineable.

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

The following table provides information relating to our mineral rights located in Colorado:

	Number of Claims
Property	or Leases Held	Gross Acres
Carnotite	18 claims	360
Raven	37 claims	740
Slick Rock	315 claims & 7 leases	6,773
Radium Mountain	95 claims	1,919
Long Park	20 claims	400

New Mexico

The West Ranch Project consists of approximately 2,454 acres made up of lode mining claims and private leases in northwestern New Mexico, on the northwest end of the historically uraniferous Ambrosia Lake trend of the Grants Uranium District. The property was drilled by United Nuclear Corporation and, more recently, by Kerr McGee. Historical wide-spaced drilling across the property indicates the presence of several northwest-southeast trending uranium mineralized zones within the Morrison Formation at average depths of 800 feet.

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

In December 2014, the Company staked 51 claims over the historic Dalton Pass project in the Crownpoint uranium district. Historic drilling at Dalton Pass by Pathfinder Mines indicates that the uranium mineralization occurs as both primary tabular and roll front deposits. Mineralization is hosted by the upper Westwater Canyon Member of the Morrison Formation, a sequence of stacked sands separated by discontinuous shale breaks, at depths ranging from 1,900 to 2,100 ft.

The following table provides information relating to our mineral rights located in New Mexico:

	Number of Claims
Property	or Leases Held	Gross Acres
Todilto	1 lease	320
West Ranch	26 claims & 14 leases	2,454
West Ambrosia Lake	6 mineral deeds	3,844
C de Baca	30 claims	600
Dalton Pass	51 Claims	1,020

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

Texas: Salvo Project

The Salvo Project is a 5,345-acre property located in Bee County, Texas.

A Phase I exploration drill program was completed in April 2011 with a total of 105 holes drilled. Phase II drilling began at the Salvo Project in October 2011, with two drilling rigs targeting Lower Goliad P and Q sand objectives. A total of 122 exploration and delineation holes for a total of 70,760 feet were drilled during Phase II which was concluded in May 2012. Twenty-nine holes (23%) met or exceeded a grade-thickness (GT) cutoff of 0.3 GT.

Interpretation of the Company’s exploration and delineation drilling along with historic data from 1982-84 exploration drilling by Mobil and URI, revealed the existence of two ore-bearing redox boundaries within the area, which has the potential to become PAA-1. A significant under-explored extension to this area which exhibits strong mineralization remains open-ended. Future plans would include further exploration/delineation drilling in this area in order to fully identify the extent of the mineralized zones in proposed PAA-1. Historic and recent Company drilling results are being reviewed for future exploration/delineation activities in the Salvo Project in order to fully identify the extent of the mineralized zones.

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

Texas: Longhorn Project

The Longhorn Project is located in Live Oak County, Texas, which historically has produced uranium by both open pit and ISR methods. The property lies within the historic US Steel Clay West production area where uranium was previously mined utilizing ISR methods along the historic George West district trend. The Company has an extensive database of information regarding the area including drill maps and over 500 gamma logs.

The Project lies on trend between two former US Steel production areas, the Boots/Brown and the Pawlik. At least five separate roll-fronts are believed to exist across the project area. Uranium grades within these Oakville deposits ranged from 0.10% to in excess of 0.20%U3O8 according to US Steel reports and historic well logs obtained by the Company. Well-developed Oakville sands in this area exhibit higher than average uranium grades for South Texas, as shown on many historic gamma ray logs, of which the Company has at least 500+ pertaining to the Project from various databases. These higher than average reported uranium grades were later proven by excellent recoveries in the US Steel ISR production areas

The property is located approximately 65 miles northwest of Corpus Christi and 55 miles southwest of Hobson. It is comprised of 43 lease agreements covering 651 acres, granting the Company the exclusive right to explore, develop and mine for uranium. The Company anticipates that any uranium identified at the Longhorn Project will be extracted using ISR mining and processed at Hobson.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Trend, excluding the Palangana Mine and the Goliad and Burke Hollow Projects:

	Number of Claims
Property	or Leases Held	Gross Acres
Nichols	1 lease	909
Salvo	33 leases	5,345
Longhorn	43 leases	651

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

The following table provides information relating to our mineral rig ghts located in Wyoming:

	Number of Claims
Wyoming Property	or Leases Held	Gross Acres
Burnt Wagon	30 claims and 2 leases	1,238
DL Prospect	1 lease	1,275
East Poison Spider	3 leases	160
LO-Herma	29 claims	592

Paraguay

We hold interests in two projects within the South American country of Paraguay. The following map shows the location of both projects, Coronel Oviedo and Yuty.

Coronel Oviedo Project

Property Description and Location

The Coronel Oviedo Project is located in southeastern Paraguay, approximately 95 miles east of Asuncion, the capital of Paraguay. The Coronel Oviedo Project consists of a large mineral concession covering a total area of 464,548 acres. The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company of Denver, CO (early 1980s) and recently by Crescent Resources in 2007. Anschutz was backed at the time by both Korean and Taiwanese-based power consortiums. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

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

A Technical Report dated October 15, 2012 for the Coronel Oviedo Project, prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”), was completed by Douglas L. Beahm, P.E., P.G, a consulting geologist/engineer, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to an Exploration Target for the Coronel Oviedo Project. An Exploration Target has been calculated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Exploration Targets, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the Exploration Target will ever be converted into mineral resources or reserves. Exploration Targets have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that Exploration Targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the Exploration Target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

Yuty Project, Paraguay

Property Description and Location

The Yuty Project covers 289,680 acres and is located approximately 125 miles east and southeast of Asunción, the capital of Paraguay. It is located within the Paraná Basin, which is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil. Preliminary studies indicate amenability to extraction by in situ recovery methods, which is the same process currently used by the Company at its Texas operations. Cue Resources Ltd. spent over CAD$16 million developing Yuty since 2006.

History

Exploration for uranium in Southeastern Paraguay was started in 19976 by Anschutz, after the Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for “all minerals, excluding oil, gas, and construction materials.” The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of some 162,700 square kilometers, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 meters of drilling were e completed from 1976 to1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 meters to 0.351% U3O8 over 0.3 meters in sandstones and siltstones. Work was suspended in 1983 due to the slump of the price of uranium, and no further work was done at that time.

During the exploration programs by Anschutz, airborne radiometric surveys, regional geological mapping and geochemical sampling were the main exploration tools for uranium exploration in the southeastern part of Paraguay. This was followed-up by core and rotary drilling, in two phases. The initial phase was to drill wide-spaced reconnaissance diamond drill holes along fences spaced approximately ten miles apart. The objective of this initial phase was to obtain stratigraphic information across an inferred host trend. The second phase was to drill rotary holes, spaced approximately 1,000 feet apart, within and between the fences of f reconnaissance holes, to establish and outline target areas. All drill holes were logged and probed by gamma, neutron and resistivity surveys.

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

To date, diamond drilling totals approximately 52,800 feet, and rotary drilling approximately 50,000 feet. For diamond drill holes, HQ-size core was retrieved and the drilling contractor was Empire Drilling S.A. of Quito, Ecuador. For rotary drilling, the contractor was 9 de Junio S.A. (Primo) of Asunción, Paraguay.

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

A Technical Report dated August 24, 2011 for the Yuty Project, prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”), was completed by Douglas Beahm, P.G., P.E., Bill Northrup and Andre Deiss consulting geologists, and filed by the Company on the CSA’s public disclosure website at www.sedar.com. The Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Yuty Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Measured, indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured, indicated or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported mineral resources referred to in the Technical Report are economically or legally mineable.

In April 2015, the Yuty Project received a signed resolution from the Ministry of Public Works and Communication (“MOPC”), the national agency that regulates mining in Paraguay, advancing the Project from the Exploration Phase into the Exploitation Phase. The Yuty Project is only the third mining project to achieve the Exploitation Phase since the current Paraguayan mining law was promulgated in 2007.

When the MOPC grants a mineral concession to an operator, the project initially enters the Exploration Phase for a maximum of six years, during which period a company must advance and demonstrate a viable project. The Exploration Phase is followed by the Exploitation Phase for a maximum of 20 years plus one ten-year extension, during which period the environmental licensing process may begin, a key milestone required before starting production, as well as allowing for reductions in land and various investment costs. The Exploitation Phase is followed by the Production Phase which lasts for an indefinite period.

Other Properties

We own 32 acres of real estate located in Goliad County, Texas and have entered into office rental and service agreements as follows:

•	an office lease at $11,015 per month for our Corpus Christi administration office at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expired on July 31, 2015; and
•	an office lease at $6,145 per month for our Vancouver administration office at 1111 West Hasting Street, Suite 320, Vancouver, B.C., Canada V6E 2J3. The lease expires on January 31, 2016.

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

Uranium Resources Inc.

We acquired the full database of historic drill results for the Company’s Salvo ISR uranium project in Bee County, Texas. The database consists of 425 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps.

Uranium One – South Texas Goliad Project

The South Texas Goliad database includes raw and interpreted data compiled by Total Minerals (“TOMIN”) and others from the mid 1980’s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.
Through TOMIN’s purchase of the Holiday - El Mesquite project, located in Duval County, Texas, in 1990, TOMIN acquired the Mobil uranium exploration database. Starting with this data, and earlier data purchased from Tenneco Uranium, TOMIN also acquired regional oil and gas logs (included in the database), water well driller logs and other regional information to begin their study of the Goliad Formation along the South TX Uranium Trend.

As a result of the study, TOMIN identified 62 targets and drilled 22 by project end in 1993. Of the 22 drilled, 19 were disproved and the remaining three await further drilling to assess trends. Another 40 targets remain to be drill-evaluated.

In summary, the database contains:

•	4,894 South Texas uranium logs - 2.8 million feet of drilling;
•	13,882 South Texas O&G logs - 41.6 million feet;
•	752 maps/sections across South Texas; and
•	103 documents, reports and analyses documenting the study.

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged disclosure statements and formal discovery has been completed. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to November 20, 2015.

On June 1, 2015, the Company received notice that Westminster Securities Corporation filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008. On or about July 30, 2015, the Company was served with a virtually-identical lawsuit in the same court by David R. Holbrooke, M.D., AWM Holdings, LLC, and John O’Shea. Subsequently, the Court consolidated those actions. The Company has filed answers denying the material allegations of both complaints. Although the Concentric warrants expired by their terms on December 31, 2012, the plaintiffs base their claim upon transactions allegedly occurring prior to the Company’s merger with Concentric. The Company believes that these claims are without merit and intends to defend vigorously against them.

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas (the "Securities Case"). The Securities Case seeks unspecified damages and alleges the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas. On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (these two cases collectively, the “Derivative Cases”). The Derivative Cases seek unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case.

The Company intends to file a motion to dismiss for the Securities Case and Derivative Cases. The Company believes that the Securities Case and Derivative Cases are without merit and intends to defend vigorously against them.

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors is reviewing the Shareholder Demand to determine the appropriate course of action.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2015, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “URME” on December 5, 2005. On September 28, 2007, shares of our common stock commenced trading on the NYSE MKT Equities Exchange (formerly known as the American Stock Exchange and the NYSE Amex Equities Exchange) (the “NYSE MKT”) under the symbol “UEC”. The market for our common stock is limited and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on the NYSE MKT on a quarterly basis for the periods indicated:

NYSE MKT
Quarter Ended	High	Low
July 2015	$3.00	$1.13
April 2015	$2.88	$1.26
January 2015	$2.00	$1.08
October 2014	$1.75	$1.23
July 2014	$1.92	$1.50
April 2014	$2.02	$1.00
January 2014	$2.08	$1.62
October 2013	$2.55	$2.24

The last reported sales price for our shares on the NYSE MKT on October 9, 2015 was $1.22 per share. As of October 9, 2015, we had 238 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2015, we had one equity compensation plan, our 2015 Stock Incentive Plan (the “2015 Plan”). The table set forth below presents information relating to our equity compensation plan at our fiscal year end July 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Weighted Average Remaining Term of Outstanding Options, Warrants and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2015 Stock Incentive Plan)	10,569,301	$1.38	3.68 years	9,251,376
Equity Compensation Plans Not Approved by Security Holders	512,674(1)(2)	$1.11	0.59 years	Nil
Total	11,081,975	$1.37	3.54 years	9,251,376

Notes:

(1)

Includes 500,000 shares of our common stock to be issued upon the exercise of 500,000 compensatory warrants having an exercise price of $1.00 and a remaining term of 0.58 years issued on March 1, 2006 pursuant to a consulting services agreement. The Company has not issued any other compensatory warrants since March 1, 2006, and no other compensatory warrants were outstanding as of July 31, 2015.

(2)

Includes 12,674 non-compensatory options having a weighted average exercise price of $5.25 and a weighted average remaining term of 0.90 years issued on March 30, 2012 in connection with the acquisition of Cue Resources Ltd. and outstanding on July 31, 2015, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s 2015 Stock Incentive Plan.

2015 Stock Incentive Plan

On June 15, 2015, our Board of Directors adopted the 2015 Plan, under which an aggregate of 20,169,551 shares may be issued, subject to adjustment as described in the 2015 Plan, and which at that time consisted of 10,569,301 shares issuable pursuant to options previously granted under the Company’s prior stock incentive plan (as described below) and 9,600,250 additional shares that may be issued pursuant to awards that may be granted under the 2015 Plan. On July 30, 2015, our shareholders approved the adoption of our 2015 Plan. The 2015 Plan supersedes and replaces the Company’s prior equity compensation plan, being the 2014 Stock Incentive Plan, such that no further shares are issuable under such plan.

The purpose of the 2015 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2015 Plan is to be administered by our Compensation Committee or any other committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2015 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue shares, options, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2015 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the administrator under the 2015 Plan. If the administrator under the 2015 Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause,” he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2015 Plan is not complete and is qualified in its entirety by reference to the 2015 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 9, 2015, there were stock options outstanding under our 2015 Plan exercisable for an aggregate of 10,674,301 shares of our common stock.

Common Stock Purchase Warrants

As of October 9, 2015, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 7,859,524 shares of our common stock.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2015 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2015 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following:

•

On May 3, 2015, we issued an aggregate of 27,185 shares of restricted common stock to two consultants in consideration for services under consulting agreements, as follows: (i) we issued 7,500 shares of restricted common stock to a consultant at a deemed issuance price of $1.29 per share; and (ii) we issued 19,685 shares of restricted common stock to a consultant at a deemed issuance price of $1.27 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On May 7, 2015, we issued 11,111 shares of restricted common stock to a consultant at a deemed issuance price of $1.87 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On May 13, 2015, we issued an aggregate of 63,612 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 27,000 shares of restricted common stock to a consultant at a deemed issuance price of $2.60 per share; (ii) we issued 35,000 shares of restricted common stock to a consultant at a deemed issuance price of $2.48 per share; and (iii) we issued 1,612 shares of restricted common stock to a consultant at a deemed issuance price of $2.48 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other two consultants.

•

On June 7, 2015, we issued 11,111 shares of restricted common stock to a consultant at a deemed issuance price of $1.47 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares. On the same date, we issued a further 20,500 shares of restricted common stock to a consultant at a deemed issuance price of $1.45 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On June 22, 2015, we issued 5,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.50 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On July 2, 2015 and July 15, 2015, we issued 20,000 shares of restricted common stock to a consultant at a deemed issuance price of $2.73 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On July 2, 2015, we issued an aggregate of 38,500 shares of restricted common stock to two consultants in consideration for services under consulting agreements, as follows: (i) we issued 35,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.41 per share; and (ii) we issued 3,500 shares of restricted common stock to a consultant at a deemed issuance price of $2.88 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•

On July 10, 2015, we issued 2,598 shares of restricted common stock to a consultant at a deemed issuance price of $1.54 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares. On the same date, we issued a further 7,500 shares of restricted common stock to a consultant at a deemed issuance price of $2.00 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2011 through to July 31, 2015; with (i) the cumulative total return on the shares of common stock of a peer group index comprised of Denison Mines Corp., Paladin Energy Ltd. and Uranium Resources, Inc., and (ii) the cumulative return on the Russell 2000 Index.

	July 31, 2011	July 31, 2012	July 31, 2013	July 31, 2014	July 31, 2015
Uranium Energy Corp.	$121.30	$72.20	$83.39	$63.90	$48.38
Peer Group	166.73	98.14	65.73	54.91	21.26
Russell 2000 Index	122.45	120.90	160.59	172.08	190.31

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2015 as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2015	July 31, 2014	July 31, 2013	July 31, 2012	July 31, 2011
Cash and cash equivalents	$10,092,408	$8,839,892	$14,171,807	$25,015,284	$30,724,051
Working capital	6,246,920	9,184,889	11,703,311	22,472,302	30,020,926
Total assets	57,900,257	64,655,888	73,250,001	85,143,395	65,390,985
Total liabilities	26,913,592	25,232,289	15,804,923	9,222,914	6,268,194
Stockholders' equity	30,986,665	39,423,599	57,445,078	75,920,481	59,122,791

Consolidated Statements of Operations

	Year Ended July 31,
	2015	2014	2013	2012	2011
Sales	$3,080,000	$-	$9,026,325	$13,757,400	$-
Costs and expenses	23,415,842	22,836,594	30,836,954	38,363,293	27,906,601
Net loss for the year	(23,361,928)	(25,975,107)	(21,863,091)	(25,083,720)	(27,358,095)
Net loss per share, basic and diluted	(0.25)	(0.29)	(0.26)	(0.32)	(0.40)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2015 including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note RegardingForward-Looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes our results of operations for each of the fiscal years ended July 31, 2015, 2014 and 2013 (“Fiscal 2015”, “Fiscal 2014” and “Fiscal 2013”, respectively) and our financial condition as at July 31, 2015 and 2014, with a particular emphasis on Fiscal 2015, our most recently completed fiscal year.

Business

We operate in a single reportable segment and since 2004, as more fully described under “General Business” of Item 1. Business, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2015, we had no uranium supply or “off-take” agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

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

Fiscal 2015 highlights include the following:

•

Palangana Mine, Texas: Permitting activities at the Palangana Mine advanced with the expansion of the Mine Area Permit boundary from 6,200 to 8,722 acres for future Production Area Authorizations (“PAA”), including the recently issued PAA-4 permit and aquifer exemption which is now fully-permitted for uranium extraction.  At July 31, 2015, a total of 214 drill holes have been completed relating to PAA-4 for mineral trend exploration, delineation and monitor wells.  Wellfield design is being finalized in preparation for installment of the first module inside PAA-4.  Uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment.  This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices;

•

Burke Hollow Project, Texas: An exploration drill program comprised of a 44-hole program totaling 22,535 feet was completed. Permitting activities continued to advance with the issuance of two Class I disposal well permits and the Mine Area, Aquifer Exemption and Radioactive Material License applications under technical review. An updated Technical Report dated October 6, 2014 prepared in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”) was filed;

•	Anderson Project, Arizona: A Preliminary Economic Assessment Report dated July 6, 2014 prepared in accordance with NI 43-101 was filed;
•

Yuty Project, Paraguay: Permitting activities included advancement from exploration phase to exploitation phase upon approval from the Ministry of Public Works and Communication, the national agency that regulates mining in Paraguay;

•	a total of 80,000 pounds of U3O8 were sold generating gross sales of $3.1 million;
•

a public offering of 5,000,000 units was completed at a price of $2.00 per unit for gross proceeds of $10,000,000. Each unit was comprised of one share of common stock of the Company and one-half of one share purchase warrant, each whole warrant exercisable at a price of $2.35 for a three-year period to purchase one share of common stock of the Company;

•

$5.6 million of surety bonds were secured, subject to a 2% annual premium on the face value, which replaced an equivalent amount of reclamation deposits related to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility, and resulted in the release of $3.9 million in cash and cash equivalents to the Company;

•	addition of the Company’s shares to the Russell 2000 Index and related growth and value style indexes; and
•	Scott Melbye was appointed Executive Vice President and Craig Wall was appointed Vice President of Environmental, Health and Safety.

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2015, the Hobson Processing Facility has processed finished goods representing 578,000 pounds (Fiscal 2015: 18,000; Fiscal 2014: 43,000; Fiscal 2013: 194,000) of U3O8 extracted solely from the Palangana Mine, of which 570,000 pounds of U3O8 (Fiscal 2015: 80,000; Fiscal 2014: Nil; Fiscal 2013: 220,000) were sold generating cumulative sales revenue of $25.9 million (Fiscal 2015: $3.1 million; Fiscal 2014: $Nil; Fiscal 2013: $9.0 million). This revenue generation was the direct result of commencing uranium extraction and neither incidental to nor the result of minerals encountered in the course of exploration or pre-extraction activities.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2015, we have been focused primarily on expanding our South Texas uranium mining activities and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the United States and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2015, 2013 and 2012, however, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source for the U3O8 sold to generate our sales revenues during Fiscal 2015, 2013 and 2012, with no sales revenues generated during Fiscal 2014 or for any periods prior to Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Uranium extraction at the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. At July 31, 2015, we had no uranium supply or “off-take” agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows. The table below provides the high/low/average/close for the uranium spot price for each of the last five fiscal years ended July 31 as obtained from The Ux Consulting Company, LLC:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2015	$44.00	$28.75	$36.53	$36.00
July 31, 2014	36.25	28.00	33.22	28.50
July 31, 2013	49.25	34.25	43.50	34.50
July 31, 2012	55.25	49.00	50.69	49.50
July 31, 2011	73.00	45.00	57.23	51.50

Historically, the uranium spot price has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

Results of Operations for the Fiscal 2015, 2014 and 2013

For Fiscal 2015, 2014 and 2013, we recorded a net loss of $23,361,928 ($0.25 per share), $25,975,107 ($0.29 per share) and $21,863,091($0.26 per share), respectively. Costs and expenses during Fiscal 2015, 2014 and 2013 were $23,415,842, $22,836,594 and $30,836,954, respectively.

During Fiscal 2015 and 2013, sales of U3O8 totaled 80,000 and 220,000 pounds generating sales revenues of $3,080,000 and $9,026,325, respectively, with corresponding cost of sales of $2,326,674 and $8,016,265. No revenue from U3O8 sales was generated during Fiscal 2014.

Uranium Extraction Activities

During Fiscal 2013, uranium extraction at the Palangana Mine and processing of those materials at the Hobson Processing Facility continued in South Texas including the addition of the PAA-3 wellfield. During Fiscal 2014, uranium extraction at the Palangana Mine and processing of those materials at the Hobson Processing Facility continued in South Texas, but at a reduced pace as part of a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment.

During Fiscal 2015, we continued with our strategic plan for reduced operations implemented in Fiscal 2014. Uranium extraction at PAA-1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace including the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Pre-extraction activities at other PAAs of the Palangana Mine continued as planned, including the completion of PAA-4 permitting activities which is now fully-permitted for future uranium extraction. While we remain in this state of operational readiness, uranium extraction expenditures incurred for PAA-1, 2 and 3 directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to our consolidated statement of operations.

As a result, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility continued to decrease significantly. During Fiscal 2015, the Palangana Mine extracted 16,000 pounds (Fiscal 2014: 44,000 pounds; Fiscal 2013: 183,000 pounds) of U3O8, and the Hobson Processing Facility processed 18,000 pounds (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds) of U3O8.

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2015, the Hobson Processing Facility has processed finished goods representing 578,000 pounds of U3O8, of which 570,000 pounds have been sold, resulting in a finished goods-inventory balance of 8,000 pounds of U3O8 remaining as of July 31,2015.

At July 31, 2015, the total value of inventories was $251,999 of which $200,043 (79%) represented the value of finished goods of U3O8, $35,398 (14%) represented the value of work-in-progress and $16,558 (7%) represented the value of supplies. The cash component of the total value of inventories was $210,717 and the non-cash component of the total value of inventory was $41,282. During Fiscal 2015, no inventory write-down to net realizable value was recorded.

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

Costs and Expenses

During Fiscal 2015, costs and expenses totaled $23,415,842 (Fiscal 2014: $22,836,594; Fiscal 2013: $30,836,954), comprised of cost of sales of $2,326,674 (Fiscal 2014: $Nil; Fiscal 2013: $8,016,265), inventory write-down of $Nil (Fiscal 2014: $804,060; Fiscal 2013: $425,208), mineral property expenditures of $5,706,080 (Fiscal 2014: $9,160,648; Fiscal 2013: $10,010,691), general and administrative of $13,230,840 (Fiscal 2014: $9,825,796; Fiscal 2013: $10,832,929), depreciation, amortization and accretion of $1,802,443 (Fiscal 2014: $2,392,866; Fiscal 2013: $1,551,861) and impairment loss on mineral properties of $349,805 (Fiscal 2014: $653,224; Fiscal 2013: $Nil).

Cost of sales of U3O8 is determined using the average cost per pound in inventories at the end of the month prior to the month in which the sale occurs, and includes royalties and other direct selling costs.

Mineral Property Expenditures

During Fiscal 2015, mineral property expenditures totaled $5,706,080 (Fiscal 2014: $9,160,648; Fiscal 2013: $10,010,691), comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects. For Fiscal 2015, this amount includes uranium extraction expenditures directly related to maintaining operational readiness and permitting compliance at the Palangana Mine and Hobson Processing Facility of $1,920,787 (Fiscal 2014: $2,613,333; Fiscal 2013: $Nil).

The following table provides a breakdown of mineral property expenditures by uranium mine/project during the past three fiscal years:

	Year Ended July 31,
	2015	2014	2013
Mineral Property Expenditures
Palangana Mine	$2,147,293	$2,566,770	$4,347,025
Goliad Project	105,282	1,747,619	540,853
Burke Hollow Project	1,316,321	2,094,089	2,225,132
Longhorn Project	66,135	71,497	16,335
Salvo Project	54,462	14,384	54,329
Anderson Project	240,519	254,840	117,008
Workman Creek Project	31,702	32,290	33,573
Slick Rock Project	53,313	66,525	147,043
Yuty Project	392,879	451,464	424,411
Coronel Oviedo Project	564,501	759,804	632,454
Other Mineral Property Expenditures	733,673	1,101,366	1,472,528
	$5,706,080	$9,160,648	$10,010,691

The following is a breakdown of mineral property expenditures by major category for each uranium mine/project:

•

Palangana Mine: Permitting and property maintenance (Fiscal 2015: $124,288; Fiscal 2014: $195,964; Fiscal 2013: $472,071), exploration programs (Fiscal 2015: $190,362; Fiscal 2014: $180,122; Fiscal 2013: $164,727), plant development (Fiscal 2015: $1,012; Fiscal 2014: $87,755; Fiscal 2013: $96,592), wellfield development (Fiscal 2015: $134,571; Fiscal 2014: $179,412; Fiscal 2013: $3,445,710), disposal well development (Fiscal 2015: $242,721; Fiscal 2014: $Nil; Fiscal 2013: $167,925) and maintenance of operational readiness and permitting compliance (Fiscal 2015: $1,454,339; Fiscal 2014: $1,923,517; Fiscal 2013: $Nil);

•

Goliad Project: Permitting and property maintenance (Fiscal 2015: $18,723; Fiscal 2014: $288,014; Fiscal 2013: $319,780), exploration programs (Fiscal 2015: $17,027; Fiscal 2014: $350,866; Fiscal 2013: $137,892), plant development (Fiscal 2015: $68,983; Fiscal 2014: $829,700; Fiscal 2013: $47,648) and wellfield development (Fiscal 2015: $549; Fiscal 2014: $279,039; Fiscal 2013: $35,533);

•

Burke Hollow Project: Permitting and property maintenance (Fiscal 2015: $430,717; Fiscal 2014: $339,640; Fiscal 2013: $485,241) and exploration programs (Fiscal 2015: $885,604; Fiscal 2014: $1,754,449; Fiscal 2013: $1,739,891);

•

Longhorn Project: Permitting and property maintenance (Fiscal 2015: $16,884; Fiscal 2014: $20,143; Fiscal 2013: $1,712) and exploration programs (Fiscal 2015: $49,251; Fiscal 2014: $51,354; Fiscal 2013: $14,623);

•

Salvo Project: Permitting and property maintenance (Fiscal 2015: $39,402; Fiscal 2014: $14,384; Fiscal 2013: $54,329) and exploration programs (Fiscal 2015: $15,060; Fiscal 2014: $Nil; Fiscal 2013: $Nil);

•

Anderson Project: Permitting and property maintenance (Fiscal 2015: $192,400; Fiscal 2014: $83,851; Fiscal 2013: $90,860) and exploration programs (Fiscal 2015: $48,119; Fiscal 2014: $170,989; Fiscal 2013: $26,148);

•	Workman Creek Project: Permitting, property maintenance and exploration programs (Fiscal 2015: $31,702; Fiscal 2014: $32,290; Fiscal 2013: $33,573);

•

Slick Rock Project: Permitting and property maintenance (Fiscal 2015: $48,825; Fiscal 2014: $41,578; Fiscal 2013: $41,020) and exploration programs (Fiscal 2015: $4,488; Fiscal 2014: $24,947; Fiscal 2013: $106,023);

•

Yuty Project: Permitting and property maintenance (Fiscal 2015: $230,280; Fiscal 2014: $192,953; Fiscal 2013: $266,708) and exploration programs (Fiscal 2015: $162,599; Fiscal 2014: $258,511; Fiscal 2013: $157,703); and

•

Coronel Oviedo Project: Permitting and property maintenance (Fiscal 2015: $243,202; Fiscal 2014: $150,000; Fiscal 2013: $80,688) and exploration programs (Fiscal 2015: $321,299; Fiscal 2014: $609,804; Fiscal 2013: $551,766).

General and Administrative

During Fiscal 2015, general and administrative expenses totaled $13,230,840 (Fiscal 2014: $9,825,796; Fiscal 2013: $10,832,929), an increase of $3,405,044 during Fiscal 2015 compared to Fiscal 2014 and a decrease of $1,007,133 during Fiscal 2014 compared to Fiscal 2013. General and administrative expenses are comprised of salaries, management and consulting fees of $2,975,514 (Fiscal 2014: $3,446,206; Fiscal 2013: $3,810,697); office, investor relations, communications and travel of $3,052,792 (Fiscal 2014: $3,325,020; Fiscal 2013: $4,623,797), professional fees of $1,584,786 (Fiscal 2014: $1,745,120; Fiscal 2013: $1,436,520) and stock-based compensation expense of $5,617,748 (Fiscal 2014: $1,309,450; Fiscal 2013: $961,915).

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused any significant variances from year-to-year:

•

During Fiscal 2015, salaries, management and consulting fees totaled $2,975,514 (Fiscal 2014: $3,446,206; Fiscal 2013: $3,810,697) which continued to decrease year-over-year by $470,692 during Fiscal 2015 compared to Fiscal 2014 and by $364,491 during Fiscal 2014 compared to Fiscal 2013. Since Fiscal 2013, the number of employees and consultants as well as any cash bonus payments made to directors, officers and employees have decreased year-over-year;

•

During Fiscal 2015, office, investor relations, communications and travel expenses totaled $3,052,792 (Fiscal 2014: $3,325,020; Fiscal 2013: $4,623,797) which continued to decrease year-over-year by $272,228 during Fiscal 2015 compared to Fiscal 2014 and by $1,298,777 during Fiscal 2014 compared to Fiscal 2013. Since Fiscal 2013, we have continued to focus our efforts on monitoring and controlling these costs to reduce expenses where possible as reflected by the significant decreases over the past three years;

•

During Fiscal 2015, professional fees totaled $1,584,786 (Fiscal 2014: $1,745,120; Fiscal 2013: $1,436,520) which decreased by $160,334 during Fiscal 2015 compared to Fiscal 2014 and increased by $308,600 during Fiscal 2014 compared to Fiscal 2013. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, and audit and taxation services; and

•

During Fiscal 2015, stock-based compensation expense totaled $5,617,748 (Fiscal 2014: $1,309,450; Fiscal 2013: $961,915) which increased by $4,301,298 during Fiscal 2015 compared to Fiscal 2014 and by $347,535 during Fiscal 2014 compared to Fiscal 2013. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company’s common stock issued to consultants. Overall, we have increased equity-based payments for consulting services as part of our continuing efforts to reduce cash outlay. The significant increase during Fiscal 2015 was due primarily to stock options granted to directors, officers and employees of the Company.

Depreciation, Amortization and Accretion

During Fiscal 2015, depreciation, amortization and accretion totaled $1,802,443 which decreased by $590,423 compared to $2,392,866 during Fiscal 2014, due primarily to the effects of extensions in the estimated useful lives relating to the Palangana Mine and certain property and equipment reaching full depletion and depreciation. During Fiscal 2014, depreciation, amortization and accretion totaled $2,392,866 which increased by $841,005 compared to $1,551,861 during Fiscal 2013, due primarily to the recognition of depreciation, amortization and accretion directly related to maintaining operational readiness and permitting compliance at the Palangana Mine and Hobson Processing Facility.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During Fiscal 2015, we determined that certain mining leases and surface use agreements at the Salvo Project outside of the boundaries of the previously reported mineralized materials will not be extended or renegotiated. As a result, an impairment loss on mineral property of $349,805 was reported on the consolidated statement of operations.

During Fiscal 2014, we abandoned the Channen Project located in Texas with an acquisition cost of $428,164, the Todilto Project located in New Mexico with an acquisition cost of $166,720 and certain other interests located in Arizona, Colorado and Texas with a combined acquisition cost of $58,340. As a result, an impairment loss on mineral properties of $653,224 was reported on the consolidated statement of operations. No impairment loss on mineral property was recorded during Fiscal 2013.

Other Income and Expenses

During Fiscal 2015, other income and expenses totaled a net expense of $3,061,499 (Fiscal 2014: $3,208,222; Fiscal 2013: $63,215), a decrease of $146,723 during Fiscal 2015 compared to Fiscal 2014 and an increase of $3,145,007 during Fiscal 2014 compared to Fiscal 2013.

The following summary provides a discussion of the major items comprising other income and expenses, including analyses of the factors that caused any significant variances from year-to-year:

Interest and Finance Costs

During Fiscal 2015, interest and finance costs totaled $3,071,235 (Fiscal 2014: $2,893,816; Fiscal 2013: $32,758), comprised primarily of interest on long-term debt of $1,622,222 (Fiscal 2014: $1,372,222; Fiscal 2013: $6,667) and amortization of debt discount of $1,353,773 (Fiscal 2014: $1,498,858; Fiscal 2013: $4,582). During Fiscal 2013, interest and finance costs were minimal given the effective date of July 30, 2013 for the Amended Credit Facility.

During Fiscal 2015, interest on long-term debt totaled $1,622,222 which increased by $250,000 compared to $1,372,222 during Fiscal 2014, primarily the result of interest on the additional $10 million in funding received in March 2014 for a total of $20 million received under the Amended Credit Facility. During Fiscal 2014, interest on long-term debt totaled $1,372,222, which increased by $1,365,555 compared to $6,667 during Fiscal 2013, due to standby fees and interest on the initial $10 million in funding received in July 2013 and the additional $10 million in funding received in March 2014 for a total of $20 million received under the Amended Credit Facility.

During Fiscal 2015, amortization of debt discount totaled $1,353,773, which decreased by $145,085 compared to $1,498,858 during Fiscal 2014, primarily the result of extending the term from two years to four years for the Amended Credit Facility. During Fiscal 2014, amortization of debt discount totaled $1,498,858 which increased by $1,494,276 compared to $4,582 during Fiscal 2013, the result of reflecting their effects for the full fiscal year.

Loss on Fair Value of Variable Share Forward Contract

During Fiscal 2014, loss on fair value of variable share forward contract totaled $331,130. No such loss was recorded for Fiscal 2015 or 2013. Refer to Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for the fiscal year ended July 31, 2015.

Liquidity and Capital Resources

	July 31, 2015	July 31, 2014
Cash and cash equivalents	$10,092,408	$8,839,892
Current assets	10,807,618	11,483,223
Current liabilities	4,560,698	2,298,334
Working capital	6,246,920	9,184,889

At July 31, 2015, we had working capital of $6,246,920, a decrease of $2,937,969 from our working capital of $9,184,889 at July 31, 2014. At July 31, 2015, we had $10,092,408 (July 31, 2014: $8,839,892) in cash and cash equivalents which continues to represent the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to the Consolidated Financial Statements for Fiscal 2015.

During Fiscal 2015, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a result, we did not rely on cash flows generated from our mining activities during Fiscal 2015 and 2014 to the extent relied upon during Fiscal 2013 and 2012.

During Fiscal 2015, the Company generated revenue from U3O8 sales of $3,080,000 (Fiscal 2014: $Nil; Fiscal 2013: $9,026,325; Fiscal 2012 of $13,757,400) received in cash. Although our planned principal operations commenced in Fiscal 2012 from which significant revenues from U3O8 sales have been realized, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. For Fiscal 2015, our net loss totaled $23,361,928 (Fiscal 2014: $25,975,107; Fiscal 2013: $21,863,091) and we had an accumulated deficit balance of $192,024,074 at July 31, 2015. During Fiscal 2015, we had net cash inflow of $1,252,516 compared to net cash outflows of $5,331,915 during Fiscal 2014 and $10,843,477 during Fiscal 2013. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund our operations. As detailed in the preceding paragraph, we have also relied to a limited extent on cash flows generated from our mining activities during Fiscal 2015, 2013 and 2012, however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including continuing with our exploration and pre-extraction activities and acquiring additional uranium projects. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

For the fiscal year ending July 31, 2016 (“Fiscal 2016”), we estimate that a total of up to $2.1 million will be incurred on our uranium projects for exploration and pre-extraction activities, such as permitting and drilling including related labor. We hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay with annual land-related payments totaling $1.1 million to maintain these rights in good standing.

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2015 continues or weakens further during Fiscal 2016;
•	if the weakness in the market price of our common stock experienced in Fiscal 2015 continues or weakens further during Fiscal 2016;
•

if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our debt financing during Fiscal 2016, and it results in accelerated repayment of our indebtedness and/or enforcement by the lenders against certain key assets securing our indebtedness; and

•

if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2016, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Equity Financings

During Fiscal 2014, we filed a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (the “2014 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

On June 25, 2015, the Company completed a public offering of 5,000,000 units at a price of $2.00 per unit for gross proceeds of $10,000,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant exercisable at a price of $2.35 for a three-year period to purchase one share of common stock of the Company totaling 2,500,000 shares. In connection with this offering, the Company issued share purchase warrants to the agents to purchase 350,000 shares of common stock of the Company exercisable at a price of $2.35 per share for a three-year period.

At July 31, 2015, a total of $16.7 million of the $100 million registered under the 2014 Shelf had been utilized ($10.0 million in gross proceeds through the offering of units consisting of the Company’s shares and share purchase warrants on June 25, 2015 and $6.7 million representing the aggregate exercise price of those share purchase warrants and the agents’ share purchase warrants should they be exercised in full).

We previously filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “2011 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate amount of $50 million.

On October 23, 2013, we completed a public offer and sale of 3,380,954 units of the Company at a price of $2.10 per unit for gross proceeds of $7.1 million pursuant to a prospectus supplement to the 2011 Shelf. Each unit was comprised of one share of the Company and 0.55 of one share purchase warrant, with each whole warrant exercisable at a price of $2.60 for a three-year period to purchase one additional share of common stock of the Company totaling 1,859,524 shares.

A total of $34.4 million of the 2011 Shelf was utilized through public offers and sales of shares and units, including $4.8 million representing the aggregate exercise price of share purchase warrants should they be exercised in full. We filed a further Form S-3 Registration Statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the 2011 Shelf, which increased the remaining amount available under the 2011 Shelf to $18.7 million.

On December 31, 2013, we filed a prospectus supplement to the 2011 Shelf providing for the public offer and sale of shares of the Company having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (each, an “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 with Cantor Fitzgerald & Co. as sales agent. During Fiscal 2015, we completed an ATM Offering of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788.

The 2011 Shelf expired on September 2, 2014. As a result, no further public offer and sale of the Company’s shares may be completed pursuant to an ATM Offering under the 2011 Shelf.

Debt Financing

Pursuant to an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the “Amended Credit Facility”), which supersedes in its entirety the Credit Agreement dated and effective July 30, 2013 (the “Credit Facility”), we entered into a $20,000,000 senior secured credit facility with certain lenders including Sprott Resource Lending Partnership and CEF (Capital Markets) Limited, under which we received initial funding of $10,000,000 upon closing of the Credit Facility on July 30, 2013 and an additional $10,000,000 upon closing of the Amended Credit Facility on March 13, 2014.

The Amended Credit Facility is non-revolving with a four-year term maturing on July 31, 2017, subject to an interest rate of 8% per annum on the principal balance outstanding, compounded and payable on a monthly basis, and various annual and other fees payable in cash and/or shares of the Company. Monthly principal repayments equal to one twelfth of the principal balance then outstanding are required to commence on July 31, 2016. The Amended Credit Facility is secured against the lease and related rights comprising the Hobson Processing Facility and the mineral and related rights comprising the Goliad Project.

We are required to use the proceeds of the Amended Credit Facility for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

Refer to Long-Term Debt Obligations under Material Commitments and to Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2015.

Operating Activities

During Fiscal 2015, net cash used in operating activities was $12,275,237 (Fiscal 2014: $21,268,103; Fiscal 2013: $19,311,001). During Fiscal 2015, we received cash proceeds of $3,080,000 from U3O8 sales totaling 80,000 pounds (Fiscal 2014: $Nil; Fiscal 2013: $9,026,325 from U3O8 sales totaling 220,000 pounds). Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2015, net cash provided by financing activities was $9,653,956 (Fiscal 2014: $15,898,384; Fiscal 2013: $9,414,538). During Fiscal 2015, we received net proceeds of $9,650,530 (Fiscal 2014: $6,559,523; Fiscal 2013: $46,464) from the issuance of shares of common stock for equity financings and the exercise of stock options. During Fiscal 2014 and 2013, we received net proceeds of $9,972,944 in additional funding and $9,405,946 in initial funding, respectively, from the $20 million senior secured credit facility under the Amended Credit Facility. During Fiscal 2014, we paid transaction costs of $417,477 related to the Amended Credit Facility and $217,269 related to the ATM Offering.

Investing Activities

During Fiscal 2015, net cash provided by investing activities was $3,873,797 (Fiscal 2014: $37,804; Fiscal 2013: $947,014 used in). During Fiscal 2015, we secured surety bonds for certain reclamation obligations which resulted in the release of $5,663,158 in gross proceeds from reclamation deposits, offset by the payment of collateral for the surety bonds of $1,690,208. During Fiscal 2015, we acquired mineral rights and properties totaling $78,626 (Fiscal 2014: $161,800; Fiscal 2013: $275,030) and purchased equipment totaling $23,041 (Fiscal 2014: $163,276; Fiscal 2013: $179,115). During Fiscal 2014, we received a reclamation deposit refund of $362,280 for the release of the Mount Lucas Project to unrestricted use. During Fiscal 2013, we paid $497,869 for additional reclamation deposits relating to our uranium extraction and related activities.

Stock Options and Warrants

At July 31, 2015, the Company had stock options outstanding representing 10,581,975 common shares at a weighted-average exercise price of $1.38 per share and share purchase warrants outstanding representing 7,859,524 common shares at a weighted-average exercise price of $2.37 per share. At July 31, 2015, outstanding stock options and warrants represented a total 18,441,499 common shares issuable for gross proceeds of approximately $33,278,000 should these stock options and warrants be exercised in full. At July 31, 2015, outstanding in-the-money stock options and warrants represented a total 9,556,801 common shares exercisable for gross proceeds of approximately $10,197,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

For Fiscal 2016, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. In terms of future growth, exploration and/or pre-extraction including permitting activities at other PAAs of the Palangana Mine and at the Burke Hollow and Goliad Projects are expected to continue. We also plan on continuing to advance our projects outside of Texas, such as our Anderson Project in Arizona for which Preliminary Economic Assessments have recently been completed.

Material Commitments

Long-Term Debt Obligations

The Amended Credit Facility described above under Debt Financing requires scheduled payments of principal, interest and fees and includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness. Our ability to make these scheduled payments will be dependent on, and may change as a result of, our financial condition and operating performance. If we become unable to make these scheduled payments or if we do not comply with any one or more of these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness. Furthermore, such default could result in the enforcement by the lenders against certain assets securing our indebtedness, which include the lease and related rights comprising the Hobson Processing Plant and the mineral and related rights comprising the Goliad Project. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

At July 31, 2015, we complied with all of the covenants under the Amended Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2016.

	Payment Due by Period
		Less Than 1			More Than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations - Principal	$20,000,000	$1,666,667	$18,333,333	$-	$-
Long-Term Debt Obligations - Interests and Fees	2,420,741	1,676,667	744,074	-	-
Asset Retirement Obligations	6,600,868	340,827	1,916,921	-	4,343,120
Operating Lease Obligations	381,381	161,863	219,518	-	-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total	$29,402,990	$3,846,024	$21,213,846	$-	$4,343,120

At July 31, 2015, we were renting or leasing office premises in Texas, U.S.A, Vancouver, British Columbia, Canada and Paraguay for total monthly payments of $17,663. Office lease agreements expire between October 2015 and July 2018 for the United States and Canada.

Commitments for Management Services

At July 31, 2015, we were committed to paying our key executives a total of $784,000 per year for management services.

Uranium Delivery Commitments

We entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by us over a three-year period starting in August 2011. The sales price was based on published market price indicators at the time of delivery. During Fiscal 2012 and 2013, a total of  290,000 pounds of U3O8 were sold under this contract and during Fiscal 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company. At July 31, 2015, we had no uranium supply or “off-take” agreements in place.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities including contingencies as of the balance sheet date and the corresponding revenues and expenses for the period reported. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management's estimates and assumptions include determining the fair value of transactions involving shares of common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, valuation of variable share forward contract, net realizable value of inventory and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions. The following summary provides a description of our critical accounting policies:

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

Mineral Rights and Exploration Stage

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves, as defined by the SEC under Industry Guide 7, are established for that project. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. However, we have not established proven or probable reserves for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred for each project. Such estimates consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with ASC 410: Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

Revenue Recognition

The recognition of revenue from sales of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by the Company.

Accounting Developments

Other than as already disclosed under Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data, no recently adopted or recently issued accounting pronouncements are anticipated to have a material effect on our consolidated financial statements.

Subsequent Event

Other than as already disclosed elsewhere in this Form 10-K Annual Report, the Company has the following subsequent event to report:

Subsequent to July 31, 2015, pursuant to the terms of our Amended Credit Facility, the Company paid annual bonus shares through the issuance of 752,320 restricted shares of common stock with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes, but is not necessarily limited to, equity price risk, uranium price risk, foreign currency risk, country risk and interest rate risk.

Equity Price Risk

We are subject to market risk related to the market price of our common stock which trades on the NYSE MKT. Historically, we have relied upon equity financings from the sale of our common stock to fund our operations. Movements in the price of our common stock have been volatile in the past and may continue to be volatile in the future. As a result, there is risk that we may not be able to complete an equity financing at an acceptable price when required.

Uranium Price Risk

We are subject to market risk related to the market price of uranium. At July 31, 2015, we had no uranium supply or “off-take” agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2015 are included in this Form 10-K beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets;
•	Consolidated Statements of Operations and Comprehensive Loss;
•	Consolidated Statements of Cash Flows;
•	Consolidated Statements of Stockholders’ Equity; and
•	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014

Sales	$3,080,000	$-	$-	$-
Net loss	(5,412,432)	(5,347,729)	(5,875,540)	(6,726,227)
Total comprehensive loss	(5,412,059)	(5,347,522)	(5,876,988)	(6,726,451)
Basic and diluted loss per share	(0.06)	(0.06)	(0.06)	(0.07)
Total assets	57,900,257	52,171,028	55,315,547	59,608,374

	For the Quarters Ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013

Sales	$-	$-	$-	$-
Net loss	(6,219,172)	(6,697,107)	(7,178,894)	(5,879,934)
Total comprehensive loss	(6,219,156)	(6,704,335)	(7,182,920)	(5,882,235)
Basic and diluted loss per share	(0.07)	(0.07)	(0.08)	(0.07)
Total assets	64,655,888	70,496,960	67,320,964	73,692,104

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of July 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting which attestation report which appears herein.

Changes in Internal Controls

Effective for the Fiscal 2015, the Company adopted the Internal Control - Integrated Framework (2013) as published by the Committee of Sponsoring Organizations of the Treadway Commission. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 13, 2015 are as follows:

Name	Age	Position with the Company
Amir Adnani	37	President, Chief Executive Officer, Principal Executive Officer and a director
Alan Lindsay	65	Chairman and a director
Ivan Obolensky	90	A director
Vincent Della Volpe	73	A director
David Kong	69	A director
Ganpat Mani	68	A director
Mark Katsumata	49	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	53	Executive Vice President

The following describes the business experience of each of our directors, including other directorships held in reporting companies:

Amir Adnani. Mr. Adnani is a founder of the Company and has served as the President, Chief Executive Officer and a director since January 2005. Under his leadership, Uranium Energy Corp. moved from concept to initial production in the U.S. in five years, and has developed a pipeline of low-cost, near-term production projects.

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

Mr. Adnani is the founder and Chairman of Brazil Resources Inc., a publicly-listed gold development and acquisition company. In addition, since June 2014, he has served as a director of Garnero Group Acquisition Company, a NASDAQ listed special purpose acquisition company (SPAC) which completed a $144 million IPO in 2014. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and serves on the university’s Alumni Advisory Board.

The Board of Directors has concluded that Mr. Adnani should serve as a director given his involvement with the Company since its inception and his experience in the uranium industry.

Alan Lindsay. Mr. Lindsay is a co-founder of the Company and has served as Chairman of the Company since December 2005. Mr. Lindsay has served as Chairman and a director of Bullfrog Gold Corp., which is quoted on the OTCQB, since July 2011. Mr. Lindsay was a co-founder of TapImmune Inc., a development stage biotechnology company, and served as Chairman and a director from December 2005 to July 2009, and was also a co-founder of Strategic American Oil Corporation (now known as Hydrocarb Energy Corp.), and served as an officer and director from April to July 2005 and from April 2007 to December 2010.

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

The Board of Directors has concluded that Mr. Lindsay should serve as a director given that he is one of the co-founders of the Company and his involvement with the Company since its inception, and also given his business experience with other public companies.

Ivan Obolensky. Mr. Obolensky has served on our Board of Directors since April 2007. Mr. Obolensky has over 50 years of experience in investment banking as a supervisory financial analyst, with specific expertise in the defense, aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. Mr. Obolensky is a senior associate of the Scott Abraham Investment Group of Raymond James & Associates, Inc. He has also been a Senior Executive with investment research orientation of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, CB Richard Ellis Moseley Hallgarten and Wellington Shields & Co. LLC, from November 1990 to April 2014. Mr. Obolensky is a Registered Investment Advisor and a long-time member of the New York Society of Security Analysts and the CFA Institute. He has tenure as the 21-year President of the Josephine Lawrence Hopkins Foundation. As a 33º Master Mason and a Past Grand Treasurer of the Grand Lodge of the State of New York, he has long served as Chairman of its “watchdog” Financial Oversight Committee for the Masonic Brotherhood Foundation. Professionally, he has made frequent appearances as a guest of CNBC, CNNfn and Bloomberg TV. Mr. Obolensky is also a pro-active Board Member of several financial/charitable organizations: The Children’s Cancer & Blood Foundation; The Bouverie Audubon Preserve of Glen Ellen California; The Police Athletic League of New York City; and General “Blackjack” Pershing’s Soldiers’, Sailors’, Marines’, and Airmen’s Club where he is also Chairman and CEO. He is a graduate of Yale University, attended Law School at the University of Virginia, and is a Lieutenant (Jg) US Naval Air Corps, USNR (Ret.). Mr. Obolensky was a factor in United States’ mid-1960’s vital nuclear switch-over to the highly efficient, secret and inexpensive gas centrifuge technology for the enrichment of uranium. Today, the Company is a part-beneficiary of these efforts.

The Board of Directors is pleased with Mr. Obolensky’s active involvement with the Company since 2007 and in particular with his over 50 years of experience as a financial analyst in investment banking and as a dedicated expert in nuclear power. Therefore, the Board of Directors has concluded that Mr. Obolensky should serve as a director of the Company.

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

The Board of Directors has concluded that Mr. Della Volpe should serve as a director given his involvement with the Company since 2007 and his over 35 years of experience in the financial industry.

David Kong. Mr. Kong has served on our Board of Directors since January 2011. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the Toronto Stock Exchange since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the New York Stock Exchange and the Toronto Stock Exchange since November 2011, as a director of Brazil Resources Inc., a public company listed on the TSX-V since October 2010, and as a director of New Era Minerals Inc., a public Company listed on the TSX-V since June 2014. Mr. Kong served as a director of IDM International Limited, a public company listed on the Australian Stock Exchange from November 2011 to October 2012, as a director of Channel Resources Ltd., a public company listed on the TSX-V from July 2010 to June 2012 and as a director of Hana Mining Ltd., a formerly public company listed on the TSX-V from July 2010 to February 2013, when it was privatized. Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation in British Columbia in 1978 and his U.S. CPA (Illinois) designation in 2002. Mr. Kong was a partner at Ellis Foster, Chartered Accountants from 1981 to 2004, before merging with Ernst & Young LLP in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

The Board of Directors has concluded that Mr. Kong should serve as a director given his business experience, accounting and financial expertise.

Ganpat Mani. Mr. Mani has served on our Board of Directors since June 2014. From 2009 to 2013, Mr. Mani was President and Chief Executive Officer of ConverDyn, a partnership between affiliates of Honeywell International Inc. and General Atomics, which specializes in the nuclear fuel conversion trade. During this time he also served as a director of the Nuclear Energy Institute and was a member of the U.S. Civil Nuclear Trade Advisory Committee. He is a highly experienced negotiator of contracts with major private and state-owned corporations in Asia, Europe and the U.S. Notably, Mr. Mani negotiated the agreement for the return of uranium feed from the Metropolis conversion facility under the Megatons to Megawatts program between the U.S. and Russia. He also met with government and industry organizations as part of the U.S. Department of Commerce’s multiple nuclear trade missions to India.

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

The following describes the business experience of each of the non-director executive officers of the Company:

Mark Katsumata. Mr. Katsumata has served as our Secretary, Treasurer and Chief Financial Officer since January 2011, and was a director of the Company and the Chairman of our Audit Committee from May 2009 until January 2011. Mr. Katsumata was previously the Chief Financial Officer/Vice President, Finance of Denison Mines Corp., an NYSE MKT and Toronto Stock Exchange-listed uranium developer and explorer.

Mr. Katsumata has over 20 years of senior management experience serving as the Chief Financial Officer/Vice President, Finance of a number of NYSE MKT, Toronto Stock Exchange and TSX-V-listed companies with uranium, oil and gas and base/precious metals operations. Prior to that, Mr. Katsumata was an external auditor of natural resource companies listed on senior and junior exchanges.

Mr. Katsumata, having been a member in good standing of the Certified General Accountants Association of British Columbia and Canada since 1997, is now a member in good standing of the Chartered Professional Accountants of British Columbia and Canada as a result of the recent amalgamation of accounting bodies within Canada.

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 31 year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in making nuclear power a clean, affordable and reliable source of energy to meet the world’s ever expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. He is also Vice President Commercial of the Uranium Participation Corporation managing a publicly traded fund, which allows investors to buy and hold physical uranium. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded the company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time the company was publically traded on the Toronto Stock Exchange. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan, Australia and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom.

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

Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, U.S. and Canadian trade missions to markets such as China, India, United Arab Emirates and Mexico. In 1999, Mr. Melbye provided expert testimony in support of Kazakhstan before the International Trade Commission in Washington, D.C., which lifted trade restrictions on Kazakh uranium in the United States. He is a past Chair of the Board of Governors of the World Nuclear Fuel Market (WNFM), and former President of the Uranium Producers of America (UPA). The UPA is the domestic uranium mining industry organization which promotes rational regulatory policy and responsible disposition of U.S. Department of Energy inventories. He was also elected to the Nuclear Energy Institute Board of Directors. Mr. Melbye has been active in grassroots Republican politics, having worked on two United States Senate races and serving on a statewide leadership team for Bush/Cheney ’04. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. The Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the code to the appropriate person or persons identified in the code; and
•	accountability for adherence to the code.

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

The Corporate Governance and Nominating Committee has performed a review of the experience, qualifications, attributes and skills of our Company’s current directors and believes that our Company’s current directors possess a variety of complementary skills and characteristics, including the following:

•	personal characteristics, including leadership, character, integrity, accountability, sound business judgment and personal reputation;
•	successful business or professional experience;
•	various areas of expertise or experience, including financial, strategic and general management;
•	willingness and ability to commit the necessary time to fully discharge the responsibilities of a director in connection with the affairs of the Company; and
•	a demonstrated commitment to the success of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during the fiscal year ended July 31, 2015, within two business days as required by the SEC, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Andrew William Kurrus III	1	2
Fred Pasco Powell III	2	2

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

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•	review and approve the Company’s compensation guidelines and structure;
•	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;
•	review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation; and
•	periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans.

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

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

•	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and
•	to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

•	compensation is designed to align executives to the critical business issues facing the Company;
•	compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions in comparable companies;
•

a substantial portion of total compensation is at-risk and linked to individual efforts, as well as divisional and corporate performance. This ensures the link between executive pay and business performance;

•	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and
•	compensation should be transparent to the Board of Directors, executives and shareholders.

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

In Fiscal 2014, the Compensation Committee established guidelines for the amount of annual incentive awards payable to the executives as a percentage of an executive’s base salary for specific performance targets and levels achieved. The Compensation Committee established minimum performance targets and levels and determined that no incentive compensation would be payable for performance falling below minimum performance levels. The Compensation Committee established superior performance targets and levels and determined that maximum incentive compensation equivalent to 200% of an executive’s base salary could be payable for superior performance across all performance levels. The Compensation Committee considered the Company’s overall business and strategic plan, operating activities, financing activities and prevailing market conditions to establish performance targets and levels.

In Fiscal 2015, the Compensation Committee reapproved the following guidelines for the payment of incentive awards to the executives:

•	annual incentive awards shall be payable for performance meeting or exceeding target performance levels;
•	a maximum incentive award equivalent to 60% of an executive’s base salary shall be payable for performance meeting target performance levels;
•	a maximum incentive award equivalent to 120% of an executive’s base salary shall be payable for performance meeting superior performance levels;
•	no annual incentive awards shall be payable for performance falling below target performance levels;
•	the value of individual performance targets shall be determined by the Compensation Committee;
•

the payment of annual incentive awards shall be subject to a determination by the Board of Directors that the Company maintains sufficient cash on hand to meet the Company’s financial obligations as determined on the date of payment; and

•

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

Long-Term Incentive (Equity)

The Company’s long-term incentive program provides for the granting of stock options to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares the long-term incentive program to that of comparable companies within our industry and evaluates such factors as the number of options available under its Stock Incentive Plan and the number of options outstanding relative to the number of shares outstanding. The Company has historically sought to award stock options on a competitive basis based on a comparison with comparable companies.

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of options.

The Board of Directors fixes the exercise price of stock options at the time of the grant at the NYSE MKT closing price of our common shares.

In Fiscal 2015, the Compensation Committee undertook a review of the Company’s long-term equity incentive program. The Compensation Committee considered that no long-term equity incentive awards had been awarded to the executive officers since 2011. The Compensation Committee determined to increase the amount of long-term equity incentive plan awards to the executive officers on a one-time basis to address prior shortfalls in pay and to better align compensation with the long-term interests of shareholders.

In Fiscal 2015, long-term equity incentive plan awards were awarded to the executive officers in the form of stock options.

In Fiscal 2015, the Compensation Committee undertook a comprehensive review of the Company’s long-term incentive plan. The Compensation Committee considered the advice of its independent compensation advisor and recommendations issued by leading independent proxy advisors to enhance governance practices within its long-term incentive plan. The Compensation Committee recommended modifications to the Company’s long-term incentive plan and on June 15, 2015 our Board of Directors adopted the Company’s 2015 Stock Incentive Plan. On July 30, 2015 our shareholders ratified the 2015 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2015:

				Stock
		Cash Bonus	Stock Awards	Options	At-Risk Pay
Name and Principal Position	Base Salary	(STIP)	(STIP)	(LTIP)	( LTIP)
Amir Adnani,	29%	11%	3%	57%	57%
President and Chief Executive Officer

Mark Katsumata,	31%	6%	3%	60%	60%
Secretary, Treasurer and Chief Financial Officer

Scott Melbye,	55%	6%	4%	35%	35%
Executive Vice President(1)

Note:

(1)	Mr. Melbye was appointed as Executive Vice President of our Company effective September 8, 2014.

Non-Cash Compensation

The Company provides standard health benefits to its executives, including medical, dental and disability insurance.

The Company’s non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Review of Executive Officer Performance

On an annual basis, the Compensation Committee reviews the overall compensation package for our executive officers and evaluates executive officer performance relative to corporate goals. The Compensation Committee has the opportunity to meet with the executive officers at various times throughout the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. The executive officers are not present during voting or deliberations of the Compensation Committee relating to executive compensation.

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. When reviewing the executive’s performance for the 2015 fiscal year, the Compensation Committee took into consideration both individual and corporate performance levels. The executive performance targets for the 2015 fiscal year were as follows:

•	secure adequate financing within a challenging post-Fukushima environment;
•	establish a strategic plan to adapt to the existing uranium market and position the Company for a turnaround in uranium prices;
•	expansion of the resource base;
•	advancement of the Company’s projects; and

•	corporate performance.

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

•	completion of a public offer and sale of 5,000,000 units of the Company at a price of $2.00 per unit for gross proceeds of $10 million, each unit comprised of one share of the Company and one-half of one share purchase warrant (each whole warrant exercisable at a price of $2.35 for a three-year period to purchase one additional share of the Company for a total 2,500,000 shares);
•	$5.6 million of surety bonds were secured, subject to a 2% annual premium on the face value, which replaced an equivalent amount of reclamation deposits related to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility, and resulted in the release of $3.9 million in cash and cash equivalents to the Company;
•	generated gross revenue of $3.1 million from the sale of uranium from inventory at a negotiated price of $38.50/lb. which was higher than the spot price at the time of the sale;
•	advancement of permitting activities at the Palangana Mine including expansion of the Mine Area Permit boundary from 6,200 to 8,722 acres for future wellfields and issuance of the Production Area Authorization-4 permit and aquifer exemption which is now fully-permitted for uranium extraction;
•	advancement of permitting activities at the Burke Hollow Project with the issuance of two Class I disposal well permits and completion of a drill program comprised of 44 exploration holes totaling 22,535 feet;
•	the Yuty ISR Project was advanced from exploration phase to exploitation phase upon approval from the Ministry of Public Works and Communication, the national agency that regulates mining in Paraguay;
•	completion of an updated Technical Report dated October 6, 2014 with a 77% increase in estimated mineralized materials for the Burke Hollow Project prepared in accordance with National Instrument 43- 101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators, (“NI 43- 101”);
•	completion of a Preliminary Economic Assessment Report dated July 6, 2014 for the Anderson Project prepared in accordance with NI 43-101; and
•	addition of the Company’s shares to the Russell 2000 and related growth and value style indexes.

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

Scott Melbye, Executive Vice President

Scott Melbye is retained according to an executive services agreement with our Company, and his compensation for serving as Executive Vice President of the Company is disclosed below in the “Summary Compensation Table”.

The Company’s compensation policy for Mr. Melbye is based on comparisons of other companies’ remunerations made to their Executive Vice Presidents and the value of Mr. Melbye’s expertise to the Company.

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

Each of the Company’s executive services agreements with Mr. Adnani, Mr. Melbye and Mr. Katsumata contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below under the heading “Executive Services Agreements”.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

•	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
•	retained an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors;
•	the use of deferred equity compensation in the form of stock options to encourage a focus on long-term corporate performance versus short-term results;
•	disclosure of executive compensation to stakeholders;
•	established a clawback policy applicable to all cash and equity incentive compensation; and
•	adoption of say-on-pay.

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

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2015 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 92.55% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during our fiscal year ended July 31, 2015, was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during our fiscal year ended July 31, 2015, there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

By: Vincent Della Volpe, Ivan Obolensky and David Kong.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2015, 2014 and 2013 (each a “Named Executive Officer”):

							Non-Qualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary(1)	Bonus	Awards(2)	Awards(3)	Compensation	Earnings	Compensation	Total
Amir Adnani,	2015	$388,800	$150,000	$35,000	$745,500	$-	$-	$-	$1,319,300
President and Chief Executive Officer	2014	390,000	250,000	-	-	-	-	-	640,000
	2013	378,251	189,000	-	-	-	-	-	567,251

Mark Katsumata,(4)	2015	142,804	25,000	15,000	273,350	-	-	-	456,154
Secretary, Treasurer	2014	158,651	51,244	-	-	-	-	-	209,895
and Chief Financial Officer	2013	155,000	34,764	-	-	-	-	-	189,764

Scott Melbye,(5)	2015	232,692	25,000	15,000	149,100	-	-	-	421,792
Executive Vice President	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Harry Anthony,(6)	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Chief Operating Officer	2014	65,596	25,000	-	-	-	-	150,000	240,596
	2013	316,642	189,000	-	-	-	-	-	505,642

Notes:

(1)

These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, as between us and the Named Executive Officers, which are more particularly described below.

(2)	These amounts represent the fair value of the shares at the date of issuance.
(3)	These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.
(4)

The Company pays Mr. Katsumata in Canadian currency. For the purpose of reporting the salary paid to Mr. Katsumata the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.

(5)	Mr. Melbye was appointed as Executive Vice President of our Company effective September 8, 2014.
(6)

Mr. Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013. Mr. Anthony’s compensation as Senior Advisor is reflected in the column entitled “All Other Compensation”.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in the fiscal year ended July 31, 2015, as follows:

		Estimated Future Payouts Under Equity			All Other Stock	All Other
		Incentive Plan Awards			Awards:	Option Awards:	Exercise	Grant Date
					Number of	Number of	Price of	Fair Value of
					Shares of Stock	Securities	Option	Stock and
Name	Grant Date	Threshold	Target	Maximum	or Units	Underlying	Awards	Option Awards
Amir Adnani, President and Chief Executive Officer	September 3, 2014	-	-	-	25,926	1,500,000	$1.32	$780,500(1)

Mark Katsumata, Secretary, Treasurer and Chief Financial Officer	September 3, 2014	-	-	-	11,111	550,000	1.32	288,350(2)

Scott Melbye Executive Vice President	September 3, 2014	-	-	-	11,111	300,000	1.32	164,100(3)

Notes:

(1)	Consists of stock awards having a fair value of $35,000 and option awards having a fair value of $745,500, as disclosed above in the “Summary Compensation Table”.
(2)	Consists of stock awards having a fair value of $15,000 and option awards having a fair value of $273,350, as disclosed above in the “Summary Compensation Table”.
(3)	Consists of stock awards having a fair value of $15,000 and option awards having a fair value of $149,100, as disclosed above in the “Summary Compensation Table”.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2015, relating to options that have been granted to the Named Executive Officers:

	Option Awards					Stock Awards
								Equity Incentive
			Equity Incentive				Market	Plan Awards:	Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Value of	Number of	Plan Awards:
	Securities	Securities	Securities			Shares or	Shares or	Unearned	Market or Payout
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units or	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock That	other Rights	Shares, Units or
	Options	Options	Unearned	Exercise	Option Expiration	That Have	Have Not	That Have Not	other Rights That
Name	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Vested	Vested	Have Not Vested
Amir Adnani,	139,634	-	-	$0.45	January 1, 2017	-	$-	$-	$-
President	250,000	-	-	0.45	April 7, 2018	-	-	-	-
and Chief Executive Officer	750,000	750,000	-	1.32	September 3, 2019	-	-	-	-

Mark Katsumata,	275,000	275,000	-	1.32	September 3, 2019	-	-	-	-
Secretary, Treasurer	75,000	-	-	1.50	May 8, 2019	-	-	-	-
and Chief Financial Officer

Scott Melbye	150,000	150,000	-	1.32	September 3, 2019	-	-	-	-
Executive Vice President

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercised and stock awards vested for the Named Executive Officers for the fiscal year ended July 31, 2015:

	Option Awards		Stock Awards
Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
Name	Exercise	Exercise ($)	Acquired on Vesting	Vesting ($)
Amir Adnani, President and Chief Executive Officer	Nil	N/A	N/A	N/A
Mark Katsumata, Chief Financial Officer	Nil	N/A	N/A	N/A
Scott Melbye, Executive Vice President	Nil	N/A	N/A	N/A

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

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended July 31, 2015:

						Non-Qualified
	Fees Earned				Non-Equity	Deferred
	Or Paid In		Stock	Options	Incentive Plan	Compensation	All Other
Name (1)	Cash	Cash Bonus	Awards(2)	Awards(3)	Compensation	Earnings	Compensation	Total
Alan Lindsay	$72,000	$-	$25,000	$149,100	$-	$-	$-	$246,100
David Kong	20,966	-	10,000	86,975	-	-	-	117,941
Ganpat Mani	20,000	5,000	2,000	49,700	-	-	-	76,700
Ivan Obolensky	20,000	5,000	2,000	99,400	-	-	-	126,400
Vincent Della Volpe	20,000	5,000	2,000	86,975	-	-	-	113,975

Notes:

(1)	Information for Amir Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the Director Compensation section of this Annual Report.
(2)	These amounts represent the fair value of the shares at the date of issuance.
(3)	These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.

As of July 31, 2015, our directors held options to acquire an aggregate of 3,939,634 shares of our common stock as follows: Alan Lindsay: 1,150,000 options; Amir Adnani: 1,889,634 options; Ivan Obolensky: 300,000 options; Vincent Della Volpe: 325,000 options; David Kong: 175,000 options and Ganpat Mani: 100,000 options.

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

David Kong, Ivan Obolensky, Vincent Della Volpe and Ganpat Mani are independent directors of the Company. Mr. Kong serves as Chairman of the Company’s Audit Committee and Mr. Della Volpe serves as Chairman of the Company’s Compensation Committee and as Chairman of the Company’s Corporate Governance and Nominating Committee. The independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees as follows:

•	David Kong (CAD$25,000 per year);
•	Ivan Obolensky ($20,000 per year);
•	Vincent Della Volpe ($20,000 per year); and
•	Ganpat Mani ($20,000 per year).

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

Directors’ and Officers’ Insurance

The Company has purchased a policy of insurance for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to this policy for the fiscal year ended July 31, 2015, was $83,060. The policy does not specify that any part of the premium is paid in respect of either directors as a group or officers as a group. The entire premium is paid by the Company. The current annual limit is $10,000,000 subject to a deductible of up to $100,000 per claim and $250,000 per securities claim.

Executive Services Agreements

Adnani Executive Services Agreement

On July 23, 2009, our Board of Directors approved the entering into of an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), Mr. Adnani’s services corporation, as amended by certain letter agreements, dated for reference effective as at July 1, 2010 and February 1, 2012, respectively, with a term expiring on July 23, 2012 (the “2009 Adnani Agreement”). The 2009 Adnani Agreement was subject to automatic renewal and remained in effect until June 30, 2013. On July 24, 2013, our Board of Directors approved the entering into of a further amended and restated executive services agreement with Adnani Corp. with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2016, as amended by a letter agreement dated August 1, 2015 (the “Adnani Agreement”).

The Adnani Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Adnani Corp. provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Adnani Agreement: (a) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (b) we shall pay to Adnani Corp. a monthly fee of $34,000.

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

If the Company elects to terminate the Adnani Agreement without just cause, or if Adnani Corp. terminates the Adnani Agreement for just cause, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to Adnani Corp. as follows: (a) a cash payment equating to an aggregate of 24 months of the then monthly fee, together with a cash payment equating to two times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (b) all Adnani Outstanding Expense Reimbursements; (c) all Adnani Outstanding Vacation Pay; (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension; and (e) the Adnani Benefits Extension.

If Adnani Corp. elects to terminate the Adnani Agreement for good reason, as defined in the Adnani Agreement, including without limitation a material diminution of Mr. Adnani’s duties, a failure of the Company to deliver a written agreement to be entered into with any successor, assignee or transferee of the Company to assume and agree to perform the Adnani Agreement, a failure of the Company to pay remuneration or any other breach by the Company of a material provision of the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to Adnani Corp. as follows: (a) a cash payment equating to an aggregate of 18 months of the then monthly fee, together with a cash payment equating to one and one-half times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. over a period of 12 months from the effective termination date; (b) all Adnani Outstanding Expense Reimbursements; (c) all Adnani Outstanding Vacation Pay; (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension; and (e) the Adnani Benefits Extension.

If Adnani Corp. elects to terminate the Adnani Agreement, except for just cause, or if the Company terminates the Adnani Agreement for just cause, Adnani Corp. is not entitled to a severance package.

The Adnani Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Adnani, in which case the Company shall be obligated to provide a severance package to Adnani Corp. or Mr. Adnani’s estate as follows, provided that Adnani Corp. is or was in compliance with the relevant terms and conditions of the Adnani Agreement: (a) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Adnani Corp’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. or Mr. Adnani’s estate within 14 calendar days of the effective termination date; (b) all Adnani Outstanding Expense Reimbursements; (c) all Adnani Outstanding Vacation Pay; and (d) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension.

Melbye Executive Employment Agreement

On December 15, 2014, our Board of Directors approved the entering into of an executive services agreement with Scott Melbye, with an initial term commencing retroactively on September 1, 2014 and expiring on February 28, 2016 (the “Melbye Agreement”).

The Melbye Agreement is subject to automatic renewal on a one-month to one-month term renewal basis unless either the Company or Mr. Melbye provides written notice not to renew the Melbye Agreement no later than 30 calendar days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Melbye Agreement: (a) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (b) we shall pay to Mr. Melbye a monthly fee of $20,833.33.

If the Company elects to not renew the Melbye Agreement, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the Melbye Agreement, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (a) a cash payment equating to any outstanding fees and bonuses which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Fees and Bonuses”); (b) any expense payment reimbursements which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Vacation Pay”); (d) subject to applicable provisions of the Melbye Agreement, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of 90 calendar days from the effective termination date (the “Melbye Options Extension”); and (e) confirmation that all of Mr. Melbye’s then benefits coverage would be extended to Mr. Melbye for a period ending 90 calendar days from the effective termination date (the “Melbye Benefits Extension”).

If the Company elects to terminate the Melbye Agreement without just cause, or if Mr. Melbye terminates the Melbye Agreement for just cause, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the Melbye Agreement, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (a) all Melbye Outstanding Fees and Bonuses, together with a cash payment equating to any additional fees which Mr. Melbye would have been entitled to receive until the end of the applicable initial term or renewal period; (b) all Melbye Outstanding Expense Reimbursements; (c) all Melbye Outstanding Vacation Pay; (d) the Melbye Options Extension; and (e) the Melbye Benefits Extension.

If Mr. Melbye elects to terminate the Melbye Agreement, except for just cause, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the Melbye Agreement, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (a) all Melbye Outstanding Fees and Bonuses; (b) all Melbye Outstanding Expense Reimbursements; (c) all Melbye Outstanding Vacation Pay; and (d) subject to applicable provisions of the Melbye Agreement, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company that have vested as at the effective termination date shall continue to be exercisable for a period of 90 calendar days from the effective termination date.

If the Company elects to terminate the Melbye Agreement for just cause, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (a) a cash payment equating to any outstanding fees which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date; (b) all Melbye Outstanding Expense Reimbursements; and (c) all Melbye Outstanding Vacation Pay.

The Melbye Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Melbye, in which case the Company shall be obligated to provide a severance package to Mr. Melbye or Mr. Melbye’s estate as follows, provided that Mr. Melbye is or was in compliance with the relevant terms and conditions of the Melbye Agreement: (a) all Melbye Outstanding Fees and Bonuses; (b) all Melbye Outstanding Expense Reimbursements; (c) all Melbye Outstanding Vacation Pay; and (d) subject to applicable provisions of the Melbye Agreement, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company that have vested as at the effective termination date shall continue to be exercisable for a period of one year from the effective termination date.

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

If the Company elects to terminate the Katsumata Agreement without just cause, or if Mr. Katsumata terminates the Katsumata Agreement for just cause, and provided that Mr. Katsumata is in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company shall be obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata within 14 calendar days of the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements; (c) all Katsumata Outstanding Vacation Pay; (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension; and (e) the Katsumata Benefits Extension.

If Mr. Katsumata elects to terminate the Katsumata Agreement for good reason, as defined in the Katsumata Agreement, including without limitation a material diminution of Mr. Katsumata’s duties, a failure of the Company to deliver a written agreement to be entered into with any successor, assignee or transferee of the Company to assume and agree to perform the Katsumata Agreement, a failure of the Company to pay remuneration or any other breach by the Company of a material provision of the Katsumata Agreement, and provided that Mr. Katsumata is in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company shall be obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of nine months of the then monthly fee, together with a cash payment equating to three-quarters of the sum of the Mr. Katsumata’s annual bonus during the most recent year payable by the Company to Mr. Katsumata over a period 12 months from the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements; (c) all Katsumata Outstanding Vacation Pay; (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension; and (e) the Katsumata Benefits Extension.

If Mr. Katsumata elects to terminate the Katsumata Agreement, except for just cause, or if the Company terminates the Katsumata Agreement for just cause, Mr. Katsumata is not entitled to a severance package.

The Katsumata Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Katsumata, in which case the Company shall be obligated to provide a severance package to Mr. Katsumata or to Mr. Katsumata’s estate as follows, provided that Mr. Katsumata is or was in compliance with the relevant terms and conditions of the Katsumata Agreement: (a) a cash payment equating to an aggregate of six months of the then monthly fee, together with a cash payment equating to one-half of Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata or Mr. Katsumata’s estate within 14 calendar days of the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements; (c) all Katsumata Outstanding Vacation Pay; and (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 9, 2015, there were 98,736,480 shares of common stock issued and outstanding.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)	Beneficial Ownership

Directors and Officers:

Amir Adnani 320 - 1111 West Hastings Street Vancouver, British Columbia, Canada, V6E 2J3	3,450,038(2)	3.4%

Alan Lindsay 246 - 10 Market Street Grand Cayman, Cayman Islands, KY19006	2,585,405(3)	2.6%

Ivan Obolensky 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	269,900(4)	*

Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	282,731(5)	*

David Kong 320 - 1111 West Hastings Street Vancouver, British Columbia, Canada, V6E 2J3	153,944(6)	*

Ganpat Mani(7) 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	107,015(7)	*

Mark Katsumata 320 - 1111 West Hastings Street Vancouver, British Columbia, Canada, V6E 2J3	505,450(8)	*

Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	269,911(9)	*

All directors and executive officers as a group (8 persons)	7,624,394(10)	7.4%

Major Shareholder:

Global X Management Company LLC(11) 623 Fifth Avenue, 15th Floor New York, NY, U.S.A., 10022	8,490,941(12)	8.5%

Notes:

*	Less than one percent.
(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of October 9, 2015, there were 98,736,480 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 1,932,404 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 1,514,634 shares of our common stock.

(3)

This figure represents (i) 1,346,905 shares of common stock, (ii) 163,500 shares of common stock held of record by Mr. Lindsay’s wife and (iii) stock options to purchase 1,075,000 shares of our common stock. Mr. Lindsay is the father-in-law of Mr. Adnani.

(4)	This figure represents (i) 19,900 shares of common stock and (ii) stock options to purchase 250,000 shares of our common stock.
(5)	This figure represents (i) 1,481 shares of common stock and (ii) stock options to purchase 281,250 shares of our common stock.
(6)	This figure represents (i) 15,694 shares of common stock, (ii) 7,000 shares of common stock held by Mr. Kong’s wife and (iii) stock options to purchase 131,250 shares of our common stock.
(7)	This figure represents (i) 32,015 shares of common stock and (ii) stock options to purchase 75,000 shares of our common stock.
(8)	This figure represents (i) 17,950 shares of common stock and (ii) stock options to purchase 487,500 shares of our common stock.
(9)	This figure represents (i) 44,911 shares of common stock, (ii) options to purchase 225,000 shares of our common stock.
(10)	This figure represents (i) 3,584,760 shares of common stock and (ii) options to purchase 4,039,634 shares of our common stock.
(11)	This information is based on a Form 13F filed with the SEC by Global X Management Company LLC on July 24, 2015.
(12)	This figure represents 8,490,941 shares of our common stock.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during the fiscal year ended July 31, 2015, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which related persons had or will have a direct or indirect material interest.

In Fiscal 2015, the Company incurred $148,602 in general and administrative costs paid to a company controlled by a direct family member of a current officer (Mr. Adnani). Additionally, the Company issued 15,000 restricted shares of common stock to this company for consulting services with a fair value of $18,150.

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

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2015 and 2014. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Audit Fees	$290,590	$464,455
Audit Related Fees	-	-
Tax Fees	48,138	67,467
Total	$338,728	$531,922

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including Concentric Disclosure Schedule pursuant thereto (15)
2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. (17)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended *
4.1	Form of Indenture (27)
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)
10.13	Uranium Mining Lease dated August 24, 2005 (11)
10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)

10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)
10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29	2009 Stock Incentive Plan, as amended (13)
10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)
10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. (19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)
10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41	2013 Stock Incentive Plan (25)
10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (46)
10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)
10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47	2014 Stock Incentive Plan (31)
10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49	2015 Stock Incentive Plan (33)

10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in registered public offering (34)
21.1	Subsidiaries of Uranium Energy Corp. *
23.1	Consent of Independent Auditors, Ernst & Young LLP *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
*	Filed herewith

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. at July 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles.

Without qualifying our audit opinion, we draw attention to Note 1 of the consolidated financial statements which indicates that the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception, and that the continuation of the Company as a going concern is dependent upon its ability to obtain adequate additional financing. These conditions, along with other matters as set forth in Note 1, indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Energy Corp.'s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 13, 2015 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 13, 2015	Chartered Professional Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Uranium Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2015, and our report dated October 13, 2015 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 13, 2015	Chartered Professional Accountants

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	Notes	July 31, 2015	July 31, 2014

CURRENT ASSETS
Cash and cash equivalents		$10,092,408	$8,839,892
Inventories	3	251,999	1,896,475
Prepaid expenses and deposits		444,500	726,984
Other current assets		18,711	19,872
		10,807,618	11,483,223

MINERAL RIGHTS AND PROPERTIES	4	38,437,967	39,488,699
PROPERTY, PLANT AND EQUIPMENT	5	6,948,647	8,005,337
RECLAMATION DEPOSITS	6	1,706,025	5,678,629
		$57,900,257	$64,655,888

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,538,544	$2,088,284
Due to related parties	7	14,660	11,234
Current portion of long-term debt	8	1,666,667	-
Current portion of asset retirement obligations	9	340,827	198,816
		4,560,698	2,298,334

DEFERRED INCOME TAX LIABILITIES	12	676,064	711,477
LONG-TERM DEBT	8	18,090,811	18,453,705
ASSET RETIREMENT OBLIGATIONS	9	3,586,019	3,768,773
		26,913,592	25,232,289

STOCKHOLDERS' EQUITY
Capital stock Common stock $0.001 par value: 750,000,000 shares authorized, 97,834,087 shares issued and outstanding (July 31, 2014 - 90,966,558)	10	97,841	90,972
Additional paid-in capital		222,927,529	208,008,312
Accumulated deficit		(192,024,074)	(168,662,146)
Accumulated other comprehensive loss		(14,631)	(13,539)
		30,986,665	39,423,599
		$57,900,257	$64,655,888

COMMITMENTS AND CONTINGENCIES	15
SUBSEQUENT EVENT	8

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Notes	2015	2014	2013

SALES		$3,080,000	$-	$9,026,325

COSTS AND EXPENSES
Cost of sales		2,326,674	-	8,016,265
Inventory write-down		-	804,060	425,208
Mineral property expenditures	4	5,706,080	9,160,648	10,010,691
General and administrative	7, 10	13,230,840	9,825,796	10,832,929
Depreciation, amortization and accretion	4, 5, 9	1,802,443	2,392,866	1,551,861
Impairment loss on mineral properties	4	349,805	653,224	-
		23,415,842	22,836,594	30,836,954
LOSS FROM OPERATIONS		(20,335,842)	(22,836,594)	(21,810,629)

OTHER INCOME (EXPENSES)
Interest income		12,797	30,027	32,524
Interest and finance costs	8	(3,071,235)	(2,893,816)	(32,758)
Gain (loss) on disposition of assets		(38)	(2,553)	4,249
Realized loss on available-for-sale securities		(3,023)	-	(45,750)
Loss on fair value of variable share forward contract	8	-	(331,130)	-
Gain (loss) on settlement of current liabilities	8	-	(20,581)	10,909
Gain (loss) on settlement of asset retirement obligations	9	-	9,831	(32,389)
		(3,061,499)	(3,208,222)	(63,215)
LOSS BEFORE INCOME TAXES		(23,397,341)	(26,044,816)	(21,873,844)

DEFERRED INCOME TAX BENEFIT	12	35,413	69,709	10,753
NET LOSS FOR THE YEAR		(23,361,928)	(25,975,107)	(21,863,091)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES		(1,092)	(13,539)	22,127
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(23,363,020)	$(25,988,646)	$(21,840,964)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.25)	$(0.29)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		92,397,547	89,136,505	85,380,412

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Notes	2015	2014	2013
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(23,361,928)	$(25,975,107)	$(21,863,091)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	10	5,617,748	1,309,450	1,015,787
Depletion, depreciation, amortization and accretion		3,546,933	4,048,870	2,778,624
Impairment loss on mineral property	4	349,805	653,224	-
Loss (gain) on disposition of assets		38	2,553	(4,249)
Realized loss on available-for-sale securities		3,023	-	45,750
Loss on fair value of variable share forward contract	8	-	331,130	-
Loss (gain) on settlement of current liabilities	8	-	20,581	(10,909)
Loss (gain) on settlement of asset retirement obligations	9	-	(9,831)	32,389
Deferred income tax benefit	12	(35,413)	(69,709)	(10,753)
Changes in operating assets and liabilities
Inventories	3	1,316,959	(700,679)	900,381
Prepaid expenses and deposits		46,866	426,549	(380,766)
Other current assets		(2,954)	30,523	228,000
Accounts payable and accrued liabilities		243,686	(1,322,106)	(1,899,859)
Settlement of asset retirement obligations	9	-	(13,551)	(142,305)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(12,275,237)	(21,268,103)	(19,311,001)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	9,650,530	6,559,523	46,464
Net proceeds from debt financing	8	-	9,972,944	9,405,946
Debt and equity financing costs		-	(635,746)	-
Due to related parties	7	3,426	1,663	(37,872)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		9,653,956	15,898,384	9,414,538

INVESTING ACTIVITIES
Investment in mineral rights and properties	4	(78,626)	(161,800)	(275,030)
Purchase of property, plant and equipment	5	(23,041)	(163,276)	(179,115)
Proceeds from disposition of assets		2,860	600	5,000
Cash proceeds from the release of reclamation deposits	6	5,663,158	-	-
Payment of collateral for surety bonds	6	(1,690,208)	-	-
Decrease (increase) in reclamation deposits	6	(346)	362,280	(497,869)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES		3,873,797	37,804	(947,014)

NET CASH FLOWS		1,252,516	(5,331,915)	(10,843,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		8,839,892	14,171,807	25,015,284
CASH AND CASH EQUIVALENTS, END OF YEAR		$10,092,408	$8,839,892	$14,171,807

SUPPLEMENTAL CASH FLOW INFORMATION	14

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY STATEMENTS

						Accumulated
						Other
	Common Stock		Additional Paid-	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2012	84,975,155	$84,975	$196,486,881	$194,700	$(120,823,948)	$(22,127)	$75,920,481
Common stock
Issued for debt financing as bonus shares	407,239	408	1,064,992	-	-	-	1,065,400
Issued for exercise of stock options and warrants	459,891	461	46,003	-	-	-	46,464
Issued for Everest Settlement Agreement	55,000	56	194,644	(194,700)	-	-	-
Stock-based compensation
Common stock issued for consulting services	60,000	60	119,940	-	-	-	120,000
Common stock issued for Yuty Settlement Agreement	75,000	76	190,424	-	-	-	190,500
Stock options issued to consultants	-	-	297,400	-	-	-	297,400
Stock options issued to employees	-	-	407,887	-	-	-	407,887
Warrants issued for debt financing	-	-	1,237,910	-	-	-	1,237,910
Net loss for the year	-	-	-	-	(21,863,091)	-	(21,863,091)
Other comprehensive income	-	-	-	-	-	22,127	22,127
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$-	$(142,687,039)	$-	$57,445,078
Common stock
Issued for equity financing, net of issuance costs	3,380,954	3,381	5,944,411	-	-	-	5,947,792
Issued for debt financing as bonus shares and fees	386,834	388	675,670	-	-	-	676,058
Issued for exercise of stock options	470,492	471	26,930	-	-	-	27,401
Issued for advance royalty payment	30,304	30	34,820	-	-	-	34,850
Stock-based compensation
Common stock issued for consulting services	635,303	636	1,101,296	-	-	-	1,101,932
Common stock issued for bonuses	30,386	30	54,970	-	-	-	55,000
Stock options issued to consultants	-	-	74,992	-	-	-	74,992
Stock options issued to employees	-	-	82,321	-	-	-	82,321
Warrants issued for equity financing	-	-	584,331	-	-	-	584,331
Amendment of debt financing related instruments	-	-	(617,510)	-	-	-	(617,510)
Net loss for the year	-	-	-	-	(25,975,107)	-	(25,975,107)
Other comprehensive loss	-	-	-	-	-	(13,539)	(13,539)
Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$-	$(168,662,146)	$(13,539)	$39,423,599

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY STATEMENTS

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$(168,662,146)	$(13,539)	$39,423,599
Common stock
Issued for equity financing, net of issuance costs	5,280,045	5,280	7,653,859	-	-	7,659,139
Issued for exercise of stock options	304,657	305	24,245	-	-	24,550
Stock-based compensation
Common stock issued for consulting services	1,108,390	1,111	1,849,963	-	-	1,851,074
Common stock issued for bonuses	174,437	173	235,317	-	-	235,490
Stock options issued to consultants	-	-	588,207	-	-	588,207
Stock options issued to management	-	-	1,617,937	-	-	1,617,937
Stock options issued to employees	-	-	1,325,040	-	-	1,325,040
Warrants
Issued for equity financing	-	-	1,418,116	-	-	1,418,116
Issued for equity financing as share issuance costs	-	-	206,533	-	-	206,533
Net loss for the year	-	-	-	(23,361,928)	-	(23,361,928)
Other comprehensive loss	-	-	-	-	(1,092)	(1,092)
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$(192,024,074)	$(14,631)	$30,986,665

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from sales of uranium concentrates was realized for the fiscal year ended July 31, 2014 (“Fiscal 2014”) or for any periods prior to Fiscal 2012. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future.

At July 31, 2015, the Company had working capital of $6.2 million including cash and cash equivalents of $10.1 million. As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon its ability to obtain adequate additional financing which the Company has successfully secured since its inception, including those from asset divestitures. However, there is no assurance that the Company will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exists as to whether the Company’s cash resources and working capital will be sufficient to enable the Company to continue as a going concern for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

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

Certain comparative figures have been reclassified to conform to the current year’s presentation.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date and the corresponding revenues and expenses for the period reported. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management's estimates and assumptions include determining the fair value of transactions involving shares of common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, valuation of variable share forward contract, net realizable value of inventory and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. and Cue Resources Ltd. maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A. and Transandes Paraguay S.A. maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with Accounting Standards Codification (“ASC”) 830: Foreign Currency Matters, the financial statements of the Company's subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income (loss) in the period.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of cash and cash equivalents, other current assets which includes available-for-sale securities and accounts and interest receivable, accounts payable and accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Reclamation deposits are deposits mainly invested in short-term funds at major financial institutions and their fair values were estimated to approximate their carrying values. The Company's operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not significantly exposed to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates this risk by keeping deposits at major financial institutions.

Fair Value Measurements

The Company measures its available-for-sale securities and variable share forward contracts at fair value in accordance with ASC 820: Fair Value Measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have resulted in the following fair value hierarchy:

•	Level 1: Quoted prices for identical instruments in active markets;
•	Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company has determined that its available-for-sale securities are Level 1 financial instruments and its variable share forward contract is a Level 2 financial instrument.

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

Mineral Rights

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves, as defined by the SEC under Industry Guide 7, are established for that project. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves using the units-of-production method upon commencement of production. Where proven and probable reserves have not been established, the project’s capitalized expenditures are depleted over the estimated extraction life using the straight-line method upon commencement of extraction. The Company has not established proven or probable reserves for any of its projects.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

Databases

Expenditures relating to mineral property databases are capitalized upon acquisition while those developed internally are expensed as incurred. Mineral property databases are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property databases are amortized using the straight-line method over a five-year period during which management believes these assets will contribute to the Company’s cash flows. Databases are included in Mineral Rights and Properties on the balance sheet.

Land Use Agreements

Expenditures relating to mineral property land use agreements are capitalized upon acquisition. Mineral property land use agreements are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property land use agreements are amortized using the straight-line method over a ten-year period during which management believes these assets will contribute to the Company’s cash flows. Land use agreements are included in Mineral Rights and Properties on the balance sheet.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

•	Hobson processing facility: 12 years
•	Mining and logging equipment and vehicles: 5 to 10 years
•	Computer equipment: 3 years
•	Furniture and fixtures: 5 years
•	Leasehold improvements: Term of lease

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in no impact within other comprehensive income or on the balance sheet. The Company’s policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, ASC 740: Income Taxes requires that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred for each project. Such estimates consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with ASC 410: Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

Variable Share Forward Contract

Pursuant to ASC 480, Distinguishing Liabilities from Equity, a variable share forward contract is defined as an equity contract that requires the issuer to settle a fixed amount of monetary obligations by issuing a variable number of its equity shares, which should be classified as a liability and measured at fair value initially and subsequently with any differences reported on the consolidated statement of operations.

Revenue Recognition

The recognition of revenue from sales of uranium concentrates is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. The Company delivers its uranium concentrates to a uranium storage facility and once the product is confirmed to meet the required specifications, the Company receives credit for a specified quantity measured in pounds. Future sales of uranium concentrates are expected to generally occur under uranium supply agreements or through the uranium spot market. Once a sale of uranium concentrates is negotiated, the Company will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Stock-Based Compensation

The Company follows ASC 718: Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock option awards under ASC 718. The fair value is charged to earnings over the period in which the award was earned, depending on the terms and conditions of the award and the nature of the relationship between the recipient and the Company. For employees and management, the fair value is charged to earnings on an accelerated basis over the vesting period of the award. For consultants, the fair value is charged to earnings over the term of the service period, with unvested amounts revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

From time to time, the Company issues shares of its common stock as compensation to the Company’s directors, officers and employees and for various consulting services. The fair values of the shares are measured using the closing price of the Company’s shares on the issuance date.

Earnings (Loss) per Common Share

Basic earnings (loss) per share includes no potential dilution and is computed by dividing the earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.

Recently Adopted Accounting Policy

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For publicly-traded companies, ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company has early-adopted ASU 2015-03 on a retrospective basis and as a result, certain balance sheet items for the comparative year have been re-classified to conform to this new standard.

Accounting Policies Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, which provides a comprehensive revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition to achieve the objective of recognizing revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The five-step model includes: (1) identifying the contract; (2) identifying the separate performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the separate performance obligations; and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt the standard effective August 1, 2018. Companies are allowed to use either full retrospective or modified retrospective adoption. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has yet to adopt ASU 2014-15.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 3:	INVENTORIES

In November 2010, the Company commenced uranium extraction at its Palangana Mine and processing of uranium concentrates at its Hobson Processing Facility. The Company’s inventories consisted of the following:

	July 31, 2015	July 31, 2014
Supplies	$16,558	$26,631
Work-in-progress	35,398	63,257
Finished goods - uranium concentrates	200,043	1,806,587
	$251,999	$1,896,475

At July 31, 2015, the total non-cash component of inventory was $41,282 (July 31, 2014: $368,799). No inventory write-down to net realizable value was recorded during Fiscal 2015 (Fiscal 2014: $804,060; Fiscal 2013: $425,208).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2015, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2015, annual maintenance payments of approximately $1,058,000 were required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	July 31, 2015	July 31, 2014
Mineral Rights and Properties
Palangana Mine	$6,587,135	$6,664,260
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	364,710
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,472,008	1,372,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	661,271	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	285,741	262,115
	41,969,655	42,272,959
Accumulated Depletion	(3,929,884)	(3,454,533)
	38,039,771	38,818,426

Databases	2,410,038	2,405,038
Accumulated Amortization	(2,166,966)	(1,928,901)
	243,072	476,137

Land Use Agreements	390,155	390,155
Accumulated Amortization	(235,031)	(196,019)
	155,124	194,136
	$38,437,967	$39,488,699

During Fiscal 2015, the Company determined that certain mining leases and surface use agreements at the Salvo Project with a combined acquisition cost of $349,805 and outside of the previously established mineralize materials will not be extended or renegotiated. As a result, an impairment loss on mineral property of $349,805 was reported on the consolidated statement of operations.

During Fiscal 2014, the Company abandoned the Channen Project located in Texas with an acquisition cost of $428,164, the Todilto Project located in New Mexico with an acquisition cost of $166,720 and certain other interests located in Arizona, Colorado and Texas with a combined acquisition cost of $58,340. As a result, an impairment loss on mineral properties of $653,224 was reported on the consolidated statement of operations in Fiscal 2014. During Fiscal 2013, the Company did not incur any impairment loss relating to its mineral properties.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, for any of its mineral projects. The Company has established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since the Company commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Palangana Mine has been the Company’s sole source for the uranium concentrates sold to generate its sales revenues during Fiscal 2015, Fiscal 2013 and 2012, with no sales revenues generated during Fiscal 2014 and prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

The estimated depletion and amortization of mineral rights and properties for the next five fiscal years are as follows:

Fiscal 2016	$1,045,921
Fiscal 2017	1,411,157
Fiscal 2018	1,675,157
Fiscal 2019	1,759,347
Fiscal 2020	1,269,724
Total	$7,161,306

Mineral property expenditures incurred by major projects were as follows:

	Year Ended July 31,
	2015	2014	2013
Mineral Property Expenditures
Palangana Mine	$2,147,293	$2,566,770	$4,347,025
Goliad Project	105,282	1,747,619	540,853
Burke Hollow Project	1,316,321	2,094,089	2,225,132
Longhorn Project	66,135	71,497	16,335
Salvo Project	54,462	14,384	54,329
Anderson Project	240,519	254,840	117,008
Workman Creek Project	31,702	32,290	33,573
Slick Rock Project	53,313	66,525	147,043
Yuty Project	392,879	451,464	424,411
Coronel Oviedo Project	564,501	759,804	632,454
Other Mineral Property Expenditures	733,673	1,101,366	1,472,528
	$5,706,080	$9,160,648	$10,010,691

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Palangana Mine, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 7,197-acre property located in Duval County, Texas approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium and generally have an initial five-year term with extension provisions.

During Fiscal 2015, certain assumptions related to the asset retirement obligations (“ARO”) of the Palangana Mine were revised resulting in a reduction of the respective ARO assets and liabilities of $77,125 (Fiscal 2014: $381,197). Refer to Note 9.

Upon commencement of uranium extraction during the second quarter of Fiscal 2011, the Company began depleting the capitalized costs of the Palangana Mine over a 30 to 42-month period. At July 31, 2015, capitalized costs of the Palangana Mine were $6,587,135 (July 31, 2014: $6,664,260), less accumulated depletion of $3,929,884 (July 31, 2014: $3,454,533), for a net book value of $2,657,251 (July 31, 2014: $3,209,727).

Goliad Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,598-acre property located in Goliad County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2015, capitalized costs totaled $8,689,127 (July 31, 2014: $8,689,127).

Burke Hollow Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2015, capitalized costs totaled $1,495,750 (July 31, 2014: $1,495,750).

Longhorn Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2015, capitalized costs totaled $116,870 (July 31, 2014: $116,870).

Salvo Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,514-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions.

During Fiscal 2015, the Company determined that certain mining leases and surface use agreements at the Salvo Project with a combined acquisition cost of $349,805 and outside of the boundaries of the previously reported mineralized materials will not be extended or renegotiated. At July 31, 2015, capitalized costs totaled $14,905 (July 31, 2014: $364,710).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Nichols Project, Texas

The Company holds a mining lease and surface use agreement granting the Company the exclusive right to explore, develop and mine for uranium at the Nichols Project, a 909-acre property located in Karnes County, Texas. The agreement is subject to certain royalty interests indexed to the sale price of uranium and has an initial five-year term with extension provisions. At July 31, 2015, capitalized costs totaled $154,774 (July 31, 2014: $154,774).

Anderson Project, Arizona

The Company holds an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 9,214-acre property located in Yavapai County, Arizona.

At July 31, 2015, capitalized costs totaled $9,154,268 (July 31, 2014: $9,154,268).

Workman Creek Project, Arizona

The Company holds an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $100,000. The Company has an exclusive right and option to acquire one-half (1.5%) of the net smelter royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024. During Fiscal 2015, the Company paid an annual advance royalty totaling $100,000.

At July 31, 2015, capitalized costs totaled $1,472,008 (July 31, 2014: $1,372,008).

Los Cuatros Project, Arizona

The Company holds an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona. At July 31, 2015, capitalized costs totaled $257,250 (July 31, 2014: $257,250).

Slick Rock Project, Colorado

The Company holds an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 6,773-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017. As of July 31, 2015, capitalized acquisition and addition costs totaled $661,271 (July 31, 2014: $661,271).

Yuty Project, Paraguay

The Company holds an undivided 100% interest in one exploitation concession in the Yuty Project, a 289,680-acre property located in Paraguay, acquired originally from Cue Resources Ltd. (“Cue”) through an Arrangement Agreement dated January 20, 2012 and effective March 30, 2012.

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

At July 31, 2015, capitalized costs totaled $11,947,144 (July 31, 2014: $11,947,144).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Coronel Oviedo Project, Paraguay

The Company holds an undivided 100% interest in one exploration permit in the Coronel Oviedo Project, a 464,548-acre property located in Paraguay, acquired originally from three private Paraguayan companies through a Property Acquisition Agreement dated October 14, 2011, as amended on February 28, 2012 and March 31, 2012. The Coronel Oviedo Project is subject to a 1.5% gross overriding royalty over which the Company has an exclusive right and option at any time to acquire one-half percent (0.5%) for $166,667 and a right of first refusal to acquire all or any portion of the remaining one percent (1.0%).

At July 31, 2015, capitalized costs totaled $1,133,412 (July 31, 2014: $1,133,412).

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

		July 31, 2015			July 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$7,107,717	$(595,169)	$6,512,548
Mining Equipment	2,452,572	(2,019,996)	432,576	2,587,206	(1,678,958)	908,248
Logging Equipment and Vehicles	1,962,895	(1,714,908)	247,987	1,855,451	(1,559,850)	295,601
Computer Equipment	615,064	(573,355)	41,709	645,622	(551,633)	93,989
Furniture and Fixtures	182,802	(176,726)	6,076	183,810	(164,003)	19,807
Land	175,144	-	175,144	175,144	-	175,144
	$12,207,565	$(5,258,918)	$6,948,647	$12,554,950	$(4,549,613)	$8,005,337

Hobson Processing Facility

The Company acquired the Hobson Processing Facility (“Hobson”) as part of the acquisition of South Texas Mining Venture, L.L.P. in December 2009 and commenced processing uranium-loaded resins from the Palangana Mine in November 2010, at which point the Company began depreciating the capitalized costs of Hobson. During Fiscal 2015, the capitalized costs of Hobson were depreciated on a straight-line basis over its estimated useful life of 12 years.

Upon further review of the Company’s anticipated satellite mining activities in Texas, the expected useful life of Hobson was extended from 12 to 15 years effective August 1, 2015 on a prospective basis. This extension required a revision of certain assumptions used to estimate the ARO liabilities of Hobson, resulting in a reduction of the respective ARO assets and liabilities of $288,629 during Fiscal 2015. Refer to Note 9.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 6:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and reclamation activities in the respective states. Reclamation deposits consisted of the following:

	July 31, 2015	July 31, 2014
Palangana Mine	$1,102,981	$3,689,666
Hobson Processing Facility	587,228	1,957,476
Arizona	15,000	15,000
Wyoming	816	815
	1,706,025	5,662,957
Interest	-	15,672
	$1,706,025	$5,678,629

During Fiscal 2015, the Company secured $5.6 million of surety bonds, subject to a 2% annual premium on the face value, as an alternate source of financial assurance for its future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility. These surety bonds replaced an equivalent amount of reclamation deposits funded entirely through cash payments by the Company, providing for the release of $3.9 million in cash to the Company. The remaining $1.7 million, representing 30% of the face value of the surety bonds and comprised of $1.1 million relating to the Palangana Mine and $0.6 million relating to the Hobson Processing Facility, is held as restricted cash for collateral purposes as required by the surety.

In Fiscal 2014, the Texas Commission on Environmental Quality, with concurrence from the U.S. Nuclear Regulatory Commission, approved the Company’s application for release of the Mt. Lucas site to unrestricted use, marking the successful completion of the Mt. Lucas reclamation and resulting in the release of all related reclamation deposits.

NOTE 7:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2015, the Company incurred $148,602 (Fiscal 2014: $152,090; Fiscal 2013: $176,099) in general and administrative costs paid to a company controlled by a direct family member of a current officer. Additionally, the Company issued 15,000 restricted shares of common stock to this company for consulting services with a fair value of $18,150 also included in general and administrative costs.

During Fiscal 2014, the Company incurred $33,000 (Fiscal 2013: $36,000) in consulting fees paid to a company controlled by a former director of the Company.

At July 31, 2015, amounts owed to related parties totaled $14,660 (July 31, 2014: $11,234). These amounts are unsecured, non-interest bearing and due on demand.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

The Amended Credit Facility is non-revolving with a four-year term maturing on July 31, 2017 with security over the lease and related rights comprising the Hobson Processing Plant and the mineral and related rights comprising the Goliad Project, and subject to the following terms:

•	an interest rate of 8% per annum on the principal balance outstanding, compounded and payable on a monthly basis;
•	a structuring fee of $175,000 payable upon closing of the Credit Facility;
•	a one-time fee $150,000 payable in cash or shares of the Company, at the Lenders’ option, on the first anniversary of the closing of the Credit Facility, and in the case of shares, based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares at that time. On July 30, 2014, the Company paid the one-time fee through the issuance of 99,755 shares of the Company with a fair value of $170,581, resulting in the recognition of a loss on settlement of current liabilities of $20,581 during Fiscal 2014;
•	a one-time extension fee payable by the issuance of 100,000 shares of common stock of the Company upon closing of the Amended Credit Facility;
•	an annual extension fee of $50,000 payable in cash on July 31, 2015 and 2016 under the Amended Credit Facility, provided a principal balance remains outstanding on such dates, if any;
•	issuance of bonus shares for a total 594,318 shares of common stock of the Company with a total value of 4.5% of the Facility Amount or $900,000 based on a 10% discount to the five trading-day, volume- weighted average closing price of the Company’s shares, with 407,239 shares issued at closing of the Credit Facility and held in escrow until the determination of the final number of bonus shares on July 30, 2014, the first anniversary of the closing of the Credit Facility, on which date a further 187,079 shares of common stock of the Company were issued;
•	issuance of annual bonus shares on August 1, 2015 and 2016 with a total value of 4.5% of the principal balance outstanding on such dates, if any, payable in shares of common stock of the Company with a price per share based on a 10% discount to the five trading-day, volume-weighted average closing price of the Company’s shares;
•	issuance of bonus warrants comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of common stock of the Company at an exercise price of $2.50 per share until an original expiry on July 30, 2016, extended by two years to July 30, 2018 under the Amended Credit Facility, subject to accelerated expiry whereby, upon notification by the Company, the warrant holders will have 30 days to exercise should the 30 trading-day, volume-weighted average closing price of the Company’s shares equals or exceeds $5.00;
•	reimbursement by the Company of legal fees and certain due diligence expenses incurred by the Lenders;
•	monthly principal repayments equal to one twelfth of the principal balance then outstanding commencing on July 31, 2016, with mandatory repayment obligations triggered under certain post-closing events; and
•	voluntary prepayments of the principal balance outstanding may occur on the last day of any month (on ten days prior notice) provided that not less than six months interest has been paid to the Lenders.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

The incremental value associated with the two-year extension of the bonus warrants was valued using the Black-Scholes option pricing model with the following assumptions:

Expected Life in Years	4.38
Expected Annual Volatility	63.98%
Expected Risk Free Interest Rate	1.29%
Expected Dividend Yield	0.00%

At July 31, 2015, long-term debt consisted of the following:

	July 31, 2015	July 31, 2014
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(242,522)	(1,546,295)
Long-term debt, net of unamortized discount	$19,757,478	$18,453,705
Current portion	1,666,667	-
Long-term debt, net of current portion	$18,090,811	$18,453,705

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2015 are as follows:

Fiscal 2016	$1,666,667
Fiscal 2017	18,333,333
Total	$20,000,000

Subsequent to July 31, 2015, the Company paid annual bonus shares through the issuance of 752,320 restricted shares of common stock with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

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

As a result, the Company recognized a loss on fair value of variable share forward contract of $331,130 on the consolidated statement of operations during Fiscal 2014.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations relate to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2014	$3,967,589
Revision in estimate of asset retirement obligations	(365,754)
Accretion	325,011
Balance, July 31, 2015	3,926,846
Less: current portion of asset retirement obligations	(340,827)
Long-term asset retirement obligations	$3,586,019

During Fiscal 2015, certain assumptions related to the ARO of the Palangana Mine and Hobson Processing Facility were revised resulting in a reduction of their respective ARO liabilities of $77,125 and $288,629, for a total of $365,754. Refer to Notes 4 and 5.

During Fiscal 2014, the Company settled asset retirement obligations of $12,146 with cash payments of $13,551. In connection with the release of the Mount Lucas Project to unrestricted use, the Company derecognized the remaining ARO liabilities of $11,236 associated with the Mount Lucas Project, resulting in the recognition of a gain on settlement of asset retirement obligations of $9,831.

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2015	July 31, 2014
Undiscounted amount of estimated cash flows	$6,600,868	$6,382,549

Payable in years	2.5 to 15	2.5 to 12
Inflation rate	2.02% to 2.25%	1.56% to 2.43%
Discount rate	6.56% to 8.00%	5.00% to 10.50%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2016	340,827
Fiscal 2017	1,280,989
Fiscal 2018	635,932
Fiscal 2019	-
Fiscal 2020	-
Remaining balance	4,343,120
$6,600,868

NOTE 10:	CAPITAL STOCK

Capital Stock

At July 31, 2015, the Company’s capital stock was 750,000,000 authorized common shares with a par value of $0.001 per share.

Equity Financing

During Fiscal 2014, the Company filed a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (the “2014 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

On June 25, 2015, the Company completed a public offering of 5,000,000 units at a price of $2.00 per unit for gross proceeds of $10,000,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of common stock of the Company and one-half of one share purchase warrant, each whole warrant exercisable at a price of $2.35 for a three year period to purchase one share of common stock of the Company totaling 2,500,000 shares. The Company issued share purchase warrants to agents as part of share issuance costs to purchase 350,000 shares of common stock of the Company exercisable at a price of $2.35 per share for a three year period.

The shares were valued at the Company’s closing price of $1.60 at June 25, 2015. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	1.06%
Expected Annual Volatility	71.23%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The net proceeds from the equity financing were allocated to the fair values of the shares and share purchase warrants as presented below:

Fair Value of Shares	$8,000,000
Fair Value of Share Purchase Warrants	1,475,235
Total Fair Value Before Allocation to Net Proceeds	$9,475,235

Gross Proceeds	$10,000,000
Share Issuance Costs - Cash	(891,635)
Net Cash Proceeds Received	$9,108,365

Relative Fair Value Allocation to:
Shares	$7,690,249
Share Purchase Warrants	1,418,116
$9,108,365

At July 31, 2015, a total of $16.7 million of the 2014 Shelf was utilized through public offers and sales of units ($10.0 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on June 25, 2015 and $6.7 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full), for a remaining available balance of $83.3 million under the 2014 Shelf.

During Fiscal 2012, the Company filed a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “2011 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate amount of $50 million.

On October 23, 2013, the Company completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7,100,003 pursuant to a prospectus supplement to the 2011 Shelf. Each unit was comprised of one share of common stock of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of common stock of the Company totaling 1,859,524 shares.

The shares were valued at the Company’s closing price of $1.89 at October 23, 2013. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	0.60%
Expected Annual Volatility	66.34%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The net proceeds from the equity financing were allocated to the fair values of the shares and share purchase warrants as presented below:

Fair Value of Shares	$6,390,003
Fair Value of Share Purchase Warrants	627,775
Total Fair Value Before Allocation to Net Proceeds	7,017,778

Gross Proceeds	7,100,003
Share Issuance Costs	(567,880)
Net Proceeds Received	6,532,123

Relative Fair Value Allocation to:
Shares	5,947,792
Share Purchase Warrants	584,331
$6,532,123

A total of $34.4 million of the 2011 Shelf was utilized through public offers and sales of shares and units ($22.5 million in gross proceeds through an offering of the Company’s shares on April 10, 2012, $7.1 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on October 23, 2013 and $4.8 million representing the aggregate exercise price of those share purchase warrants should they be exercised in full). The Company filed a further registration statement effective December 31, 2013 providing for the public offer and sale of certain securities of the Company representing an additional 20%, or $3.1 million, of the then remaining $15.6 million available under the 2011 Shelf, which increased the remaining amount available under the 2011 Shelf to $18.7 million.

On December 31, 2013, the Company filed a prospectus supplement to the 2011 Shelf, providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $18.7 million through one or more “at-the-market” offerings (the “ATM Offering”) pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co., as sales agent, and the Company. At July 31, 2014, no public offer and sale of the Company’s shares was completed under the ATM Offering and transaction costs totaling $291,697 were recorded and included in the prepaid expenses and deposits on the Company’s consolidated balance sheets. During Fiscal 2015, a public offer and sale of 280,045 shares of the Company at a price of $1.70 per share for gross proceeds of $474,788 was completed under the ATM Offering.

The 2011 Shelf expired on September 2, 2014. As a result, no further public offer and sale of the Company’s shares may be completed through the ATM Offering under the 2011 Shelf.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Share Transactions

Period / Description	Common	Value per Share		Issuance
	Shares Issued	Low	High	Value
Balance, July 31, 2012	84,975,155
Debt Financing	407,239	$2.35	$2.35	$1,065,400
Options Exercised (1)	459,891	0.33	0.45	46,464
Consulting Services	60,000	2.00	2.00	120,000
Everest Settlement Agreement	55,000	3.54	3.54	194,700
Yuty Settlement Agreement	75,000	2.54	2.54	190,500
Balance, July 31, 2013	86,032,285
Equity Financing	3,380,954	1.76	1.76	5,947,792
Extension Fees for Debt Amendment	100,000	1.74	1.74	174,347
Annual Fee Shares for Debt Facility	99,755	1.71	1.71	170,581
Bonus Adjustment Shares for Debt Facility	187,079	1.77	1.77	331,130
Consulting Services	635,303	1.06	2.41	1,101,932
Options Exercised (2)	470,492	0.33	0.45	27,401
Share Bonus	30,386	1.81	1.81	55,000
Advance Royalty for Workman Creek	30,304	1.15	1.15	34,850
Balance, July 31, 2014	90,966,558
Equity Financing	5,280,045	1.70	2.00	7,659,139
Consulting Services	1,108,390	1.07	2.90	1,851,074
Options Exercised (3)	304,657	0.33	1.32	24,550
Share Bonuses	174,437	1.35	1.35	235,490
Balance, July 31, 2015	97,834,087

(1)	406,615 options were exercised on a cashless basis resulting in 346,598 net shares issued.
(2)	631,250 options were exercised on a cashless basis resulting in 387,842 net shares issued.
(3)	535,000 options were exercised on a cashless basis resulting in 230,267 net shares issued.

Subsequent to July 31, 2015, the Company paid annual bonus shares through the issuance of 752,320 restricted shares of common stock with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015 under the Amended Credit Facility.

Share Purchase Warrants

A continuity schedule of exercisable and outstanding share purchase warrants for the underlying common shares at July 31, 2015, and the changes during the year, is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)
Balance, July 31, 2012	1,558,812	$4.95	1.45
Issued	2,600,000	2.50	5.00
Expired	(1,008,812)	7.06	-
Balance, July 31, 2013	3,150,000	2.25	4.55
Issued	1,859,524	2.60	3.00
Balance, July 31, 2014	5,009,524	2.38	3.08
Issued	2,850,000	2.35	2.90
Balance, July 31, 2015	7,859,524	$2.37	2.38

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

On March 13, 2014, as part of the terms of the Amended Credit Facility, the expiry date of the bonus warrants originally issued under the Credit Facility was extended by two years. These bonus warrants are comprised of share purchase warrants to purchase 2,600,000 shares of common stock of the Company exercisable at a price of $2.50 per share until expiry originally on July 30, 2016, extended to July 30, 2018. Refer to Note 8

Stock Options

At July 31, 2015, the Company had one stock option plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan provides for 9,600,250 shares of the Company that may be issued pursuant to awards that may be granted and an additional 10,569,301 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2014 Stock Incentive Plan (the “2014 Plan”). The 2015 Plan supersedes and replaces the Company’s prior 2014 Plan, which superseded and replaced the Company’s prior 2013, 2009 and 2006 Stock Option Plans, such that no further shares are issuable under these prior plans.

In September 2014, the Company granted stock options under the 2014 Plan to the Company’s directors, officers, employees and consultants to purchase a total of 7,540,000 shares of the Company exercisable at a price of $1.32 per share over a five-year term. These stock options are subject to an 18-month vesting provision whereby at the end of each of the first three, six, 12 and 18 months after the grant date, 25% of the total stock option grant becomes exercisable. The five-year contractual term is significantly different from the 10-year contractual term generally applicable to the stock options previously granted by the Company. Since no relevant historical information was available to provide a reasonable basis in estimating the expected life, the Company adopted the simplified method, being the mid-point of the average vesting date and the end of the contractual term, to estimate the expected life for these stock options.

A summary of stock options granted by the Company during Fiscal 2015, including corresponding grant date fair values and assumptions using the Black-Scholes option pricing model, is presented below:

	Options	Exercise	Term	Fair	Expected	Risk-Free	Dividend	Expected
Date	Issued	Price	(Years)	Value	Life (Years)	Interest Rate	Yield	Volatility
September 3, 2014	7,540,000	$1.32	5	$3,750,388	2.90	0.94%	0.00%	56.28%
January 19, 2015	50,000	1.20	5	25,430	2.90	0.77%	0.00%	64.54%
February 10, 2015	50,000	1.31	5	28,714	2.90	1.01%	0.00%	66.72%
Total	7,640,000			$3,804,532

No stock options were granted during Fiscal 2014.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

A continuity schedule of outstanding stock options for the underlying common shares at July 31, 2015, and the changes during the period, is presented below:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2012	9,559,271	$1.95	6.52
Issued	155,000	2.27	9.51
Exercised	(519,909)	0.37	3.53
Expired	(42,673)	5.37	-
Forfeited	(185,500)	2.79	7.22
Balance, July 31, 2013	8,966,189	2.02	5.72
Exercised	(713,900)	0.41	2.75
Expired	(41,575)	4.85	-
Forfeited	(223,500)	3.46	5.48
Balance, July 31, 2014	7,987,214	2.10	4.97
Issued	7,640,000	1.32	4.10
Exercised	(609,390)	1.16	3.87
Expired	(15,599)	5.13	-
Forfeited	(126,250)	2.52	6.20
Cancelled	(4,294,000)	2.59	5.59
Balance, July 31, 2015	10,581,975	$1.38	3.68

In December 2014, the Company cancelled certain stock options previously granted to the Company’s directors, officers, employees and consultants to purchase a total of 4,294,000 shares of the Company exercisable at prices ranging from $2.25 to $5.65 per share with original contractual terms of 10 years.

At July 31, 2015, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $1,938,812 (vested: $1,859,037 and unvested: $79,775).

At July 31, 2015, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Option Plans was $487,752 expected to be recognized over 0.51 years.

A summary of stock options outstanding and exercisable at July 31, 2015 is presented below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	July 31, 2015	Exercise Price	July 31, 2015	Exercise Price
$0.33 to $0.70	1,901,801	$0.41	1,901,801	$0.41
$0.71 to $2.45	7,727,500	1.39	3,907,500	1.46
$2.46 to $5.90 (1)	952,674	3.30	952,674	3.30
	10,581,975	$1.38	6,761,975	$1.42

(1) Includes stock options to purchase 12,674 shares issued in connection with the acquisition of Cue, which were not issued pursuant to, and are not subject to the terms and conditions of, any of the Company’s stock option plans

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2015, 2014 and 2013 is presented below:

	Year Ended July 31,
	2015	2014	2013
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$1,851,074	$1,101,932	$120,000
Common stock issued for Yuty Settlement Agreement	-	-	190,500
Common stock issued for bonuses	18,000	-	-
Stock options issued to consultants	588,207	74,992	297,400
	2,457,281	1,176,924	607,900
Stock-Based Compensation for Management
Common stock issued for bonuses	105,998	55,000	-
Stock options issued to management	1,617,937	-	-
	1,723,935	55,000	-
Stock-Based Compensation for Employees
Common stock issued for bonuses	111,492	-	-
Stock options issued to employees	1,325,040	82,321	407,887
	1,436,532	82,321	407,887

Stock-based compensation charged to inventory	-	(4,795)	(53,872)
	$5,617,748	$1,309,450	$961,915

NOTE 11:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2015, 2014 and 2013:

	Year Ended July 31,
	2015	2014	2013
Numerator
Net Loss for the Year	$(23,361,928)	$(25,975,107)	$(21,863,091)

Denominator
Basic Weighted Average Number of Shares	92,397,547	89,136,505	85,380,412
Dilutive Stock Options and Warrants	-	-	-
Diluted Weighted Average Number of Shares	92,397,547	89,136,505	85,380,412

Net Loss per Share, Basic and Diluted	$(0.25)	$(0.29)	$(0.26)

For Fiscal 2015, 2014 and 2013, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 12:	INCOME TAXES

At July 31, 2015, the Company had U.S. and Canadian net operating loss carry-forwards of approximately $120.5 million and $6.0 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2015	2014	2013
Federal income tax provision rate	35.00%	35.00%	35.00%
State income tax provision rate, net of federal income tax effect	0.32%	0.22%	0.10%
Total income tax provision rate	35.32%	35.22%	35.10%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

		Year Ended July 31,
	2015	2014	2013
Loss before income taxes	$(23,397,341)	$(26,044,816)	$(21,873,844)
Corporate tax rate	35.32%	35.22%	35.10%
Expected tax recovery	(8,263,941)	(9,172,984)	(7,677,719)
Increase (decrease) resulting from
Foreign tax rate differences	223,980	286,071	211,744
Permanent differences	1,473,225	585,482	193,821
Prior year true-up	50,025	(79,672)	(522,982)
State tax rate true-up	(205,285)	(199,795)	58,729
Foreign exchange rate differences	144,242	97,565	(2,808)
Other	62,398	(10,431)	52,097
Change in valuation allowance	6,474,775	8,419,286	7,684,149
Tax adjustment from operations	(40,581)	(74,478)	(2,969)
Unrealized loss (gain), other comprehensive income	5,168	4,769	(7,784)
Deferred income tax benefit	$(35,413)	$(69,709)	$(10,753)

The Company has incurred taxable losses for all years since inception and accordingly, no provision for current income taxes has been recorded for the current or any prior fiscal year. During Fiscal 2015, the Company recorded a deferred income tax benefit of $35,413 (Fiscal 2014: $69,709; Fiscal 2013: $10,753) on the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The components of income (loss) from operations before income taxes, by tax jurisdiction, were as follows:

	Year Ended July 31,
	2015	2014	2013
United States	$(22,612,974)	$(25,009,106)	$(21,105,334)
Canada	158,616	155,408	125,652
Paraguay	(942,983)	(1,191,118)	(894,162)
	$(23,397,341)	$(26,044,816)	$(21,873,844)

The Company’s deferred tax assets (liabilities) were as follows:

	July 31, 2015	July 31, 2014
Deferred tax assets (liabilities)
Mineral property acquisitions	$1,867,777	$1,644,916
Exploration costs	10,931,265	11,424,636
Stock option expense	5,771,387	4,924,354
Depreciable property	78,651	(430,745)
Inventories	(2,530,383)	(1,143,744)
Asset retirement obligations	(316,136)	(429,710)
Other	333,026	201,876
Loss carry forward	43,802,183	37,271,811
	59,937,770	53,463,394
Valuation allowance	(59,942,938)	(53,468,163)
Deferred tax assets	(5,168)	(4,769)
Deferred tax assets, other comprehensive loss	5,168	4,769

Deferred tax liabilities
Mineral property acquisition	(676,064)	(711,477)
Net deferred tax liabilities	$(676,064)	$(711,477)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,319,644
July 31, 2031	14,420,187
July 31, 2032	15,014,013
July 31, 2033	16,332,007
July 31, 2034	21,173,540
July 31, 2035	17,144,355
$120,491,736

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	1,224,374
July 31, 2031	2,210,551
July 31, 2032	761,843
July 31, 2033	69,854
July 31, 2034	61,769
July 31, 2035	41,359
$5,951,715

NOTE 13:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2015, long-term assets located in the U.S. were $33,990,119, or 72% of the Company’s total long-term assets of $47,092,639. During Fiscal 2015, the Company completed one sale of uranium concentrates in the U.S. to one customer comprising all of the Company’s external revenue source.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

			July 31, 2015
		United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,555,492	$10,891,861	$910,059	$-	$13,080,555	$38,437,967
Property, Plant and Equipment	6,926,682	-	-	7,502	14,463	6,948,647
Reclamation Deposits	1,690,209	15,000	816	-	-	1,706,025
Total Long-Term Assets	$22,172,383	$10,906,861	$910,875	$7,502	$13,095,018	$47,092,639

			July 31, 2014
		United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$14,732,677	$10,791,861	$883,606	$-	$13,080,555	$39,488,699
Property, Plant and Equipment	7,966,833	-	465	12,960	25,079	8,005,337
Reclamation Deposits	5,662,814	15,000	815	-	-	5,678,629
Total Long-Term Assets	$28,362,324	$10,806,861	$884,886	$12,960	$13,105,634	$53,172,665

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

The table below provides a breakdown of the Company’s operating results by geographic segment. All intercompany transactions have been eliminated.

	Year Ended July 31, 2015
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$3,080,000	$-	$-	$-	$-	$3,080,000

Costs and Expenses:
Cost of sales	2,326,674	-	-	-	-	2,326,674
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	4,227,720	289,676	231,305	-	957,379	5,706,080
General and administrative	9,702,423	194,910	19,317	3,284,772	29,418	13,230,840
Depreciation, amortization and accretion	1,776,845	-	2,635	12,026	10,937	1,802,443
Impairment loss on mineral property	349,805	-	-	-	-	349,805
	18,383,467	484,586	253,257	3,296,798	997,734	23,415,842
Loss from operations	(15,303,467)	(484,586)	(253,257)	(3,296,798)	(997,734)	(20,335,842)

Other income (expenses)	(3,042,084)	(19,785)	-	(120)	490	(3,061,499)
Loss before income taxes	$(18,345,551)	$(504,371)	$(253,257)	$(3,296,918)	$(997,244)	$(23,397,341)

	Year Ended July 31, 2014
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	804,060	-	-	-	-	804,060
Mineral property expenditures	7,362,492	328,479	258,408	-	1,211,269	9,160,648
General and administrative	5,726,867	187,997	85,027	3,822,974	2,931	9,825,796
Depreciation, amortization and accretion	2,348,846	758	7,470	23,720	12,072	2,392,866
Impairment loss on mineral properties	440,115	5,041	208,068	-	-	653,224
	16,682,380	522,275	558,973	3,846,694	1,226,272	22,836,594
Loss from operations	(16,682,380)	(522,275)	(558,973)	(3,846,694)	(1,226,272)	(22,836,594)

Other income (expenses)	(3,185,554)	(20,588)	-	(2,148)	68	(3,208,222)
Loss before income taxes	$(19,867,934)	$(542,863)	$(558,973)	$(3,848,842)	$(1,226,204)	$(26,044,816)

	Year Ended July 31, 2013
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$9,026,325	$-	$-	$-	$-	$9,026,325

Costs and Expenses:
Cost of sales	8,016,265	-	-	-	-	8,016,265
Inventory write-down	425,208	-	-	-	-	425,208
Mineral property expenditures	8,335,503	177,644	440,679	-	1,056,865	10,010,691
General and administrative	5,979,855	211,838	178,161	4,458,715	4,360	10,832,929
Depreciation, amortization and accretion	1,468,144	3,033	31,862	36,968	11,854	1,551,861
Impairment loss on mineral property	-	-	-	-	-	-
	24,224,975	392,515	650,702	4,495,683	1,073,079	30,836,954
Loss from operations	(15,198,650)	(392,515)	(650,702)	(4,495,683)	(1,073,079)	(21,810,629)

Other income (expenses)	(51,153)	(21,509)	-	(1,480)	10,927	(63,215)
Loss before income taxes	$(15,249,803)	$(414,024)	$(650,702)	$(4,497,163)	$(1,062,152)	$(21,873,844)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION

During Fiscal 2015, the Company issued 1,108,390 (Fiscal 2014: 635,303; Fiscal 2013: 60,000) restricted shares with a fair value of $1,851,074 (Fiscal 2014: $1,101,932; Fiscal 2013: $120,000) for consulting services.

During Fiscal 2015, the Company issued 174,437 bonus shares to the Company’s directors, officers, employees and consultants under the 2015 Plan. During Fiscal 2014, the Company issued 30,386 restricted shares with a fair value of $55,000 to two directors of the Company for bonuses.

During Fiscal 2015, the Company paid $1,484,444 (Fiscal 2014:$1,372,222; Fiscal 2013: $6,667) in cash for interest and fees on the long-term debt. During Fiscal 2015, the Company paid $112,681 for the surety bond premium.

During Fiscal 2014, the Company issued 30,304 restricted shares with a fair value of $34,850 as part of an annual advance royalty payment for the Workman Creek Project.

During Fiscal 2013, the Company issued 75,000 restricted shares of the Company with a fair value of $190,500 for the Settlement Agreement relating to the Yuty Project.

During Fiscal 2013, the Company issued 55,000 restricted shares with a fair value of $194,700 to settle share issuance obligation for the Everest Settlement Agreement.

During Fiscal 2013, in connection with the Credit Agreement for the debt financing, the Company issued 407,239 shares in escrow to various lenders of the Company as bonus shares with a total value of $900,000. During Fiscal 2014, the Company released the initial 407,239 shares from escrow and issued a further 187,079 shares for a total of 594,318 shares as the final number of bonus shares with a total value of $900,000. Refer to Note 8.

NOTE 15: COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $17,663. Office lease agreements expire between October 2015 and July 2018 for the United States and Canada.

The aggregate minimum payments over the next five years are as follows:

Fiscal 2016	$161,863
Fiscal 2017	107,822
Fiscal 2018	111,696
$381,381

The Company is committed to pay its key executives a total of $784,000 per year for management services.

The Company entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of uranium concentrates by the Company over a three-year period starting in August 2011. The sales price was based on published market price indicators at the time of delivery. During Fiscal 2012, the Company fulfilled its first-year delivery obligations under this contract. During Fiscal 2013, the Company fulfilled its second-year delivery obligation in full and third-year delivery obligation in part under this contract. During Fiscal 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any material legal proceedings pending or that have been threatened against the Company.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims and is vigorously defending against any and all remaining claims asserted under this lawsuit. The parties have exchanged disclosure statements and formal discovery has been completed. A trial date has been set for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to file a dispositive motion prior to November 20, 2015.

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas (the "Securities Case"). The Securities Case seeks unspecified damages and alleges the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas. On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (collectively, the “Derivative Cases”). The Derivative Cases seek unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case.

The Company intends to file a motion to dismiss for the Securities Case and Derivative Case. The Company believes that the Securities Case and Derivative Cases are without merit and intends to defend vigorously against them.

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors is reviewing the Shareholder Demand to determine the appropriate course of action.

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
Date: October 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 13, 2015

By:	/s/ Mark Katsumata
Mark Katsumata
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)
Date: October 13, 2015

By:	/s/ Alan P. Lindsay
Alan P. Lindsay
Chairman and Director
Date: October 13, 2015

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: October 13, 2015

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 13, 2015

By:	/s/ David Kong
David Kong
Director
Date: October 13, 2015

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 13, 2015

__________