Form 10-Q
period 2015-10-31
URANIUM ENERGY CORP
filed 2015-12-08
CIK 1334933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 99,241,976 shares of common stock outstanding as of December 4, 2015.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2015
(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Notes	October 31, 2015	July 31, 2015

CURRENT ASSETS
Cash and cash equivalents		$5,353,088	$10,092,408
Inventories		251,999	251,999
Prepaid expenses and deposits		564,608	444,500
Other current assets		16,887	18,711
		6,186,582	10,807,618

MINERAL RIGHTS AND PROPERTIES	3	38,378,906	38,437,967
PROPERTY, PLANT AND EQUIPMENT	4	6,858,866	6,948,647
RECLAMATION DEPOSITS	5	1,706,026	1,706,025
		$53,130,380	$57,900,257

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,818,514	$2,538,544
Due to related parties	6	5,038	14,660
Current portion of long-term debt	7	6,666,667	1,666,667
Current portion of asset retirement obligations		-	340,827
		8,490,219	4,560,698

DEFERRED INCOME TAX LIABILITIES		667,628	676,064
LONG-TERM DEBT	7	12,526,479	18,090,811
ASSET RETIREMENT OBLIGATIONS	8	4,005,180	3,586,019
		25,689,506	26,913,592

STOCKHOLDERS' EQUITY
Capital stock Common stock $0.001 par value: 750,000,000 shares authorized, 98,894,704 shares issued and outstanding (July 31, 2015 - 97,834,087)	9	98,904	97,841
Additional paid-in capital		224,452,908	222,927,529
Accumulated deficit		(197,096,108)	(192,024,074)
Accumulated other comprehensive loss		(14,830)	(14,631)
		27,440,874	30,986,665
		$53,130,380	$57,900,257

COMMITMENTS AND CONTINGENCIES	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended October 31,
	Notes	2015	2014

SALES		$-	$-

COSTS AND EXPENSES
Cost of sales		-	-
Mineral property expenditures	3	1,789,020	2,260,131
General and administrative	6, 9	2,275,393	3,177,588
Depreciation, amortization and accretion	3, 4, 8	242,899	577,242
		4,307,312	6,014,961
LOSS FROM OPERATIONS		(4,307,312)	(6,014,961)

OTHER INCOME (EXPENSES)
Interest income		4,535	4,720
Interest and finance costs	7	(777,693)	(737,489)
		(773,158)	(732,769)
LOSS BEFORE INCOME TAXES		(5,080,470)	(6,747,730)

DEFERRED INCOME TAX BENEFIT		8,436	21,503
NET LOSS FOR THE PERIOD		(5,072,034)	(6,726,227)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(199)	(224)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,072,233)	$(6,726,451)

NET LOSS PER SHARE, BASIC AND DILUTED	10	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		98,566,315	91,280,843

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Month Ended October 31,
	Notes	2015	2014
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(5,072,034)	$(6,726,227)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	9	626,442	1,454,296
Depreciation, amortization and accretion	3,4,8	242,899	577,242
Amortization of long-term debt discount	7	335,668	323,410
Deferred income tax benefit		(8,436)	(21,503)
Changes in operating assets and liabilities
Inventories		-	(88,788)
Prepaid expenses and deposits		(120,108)	(28,771)
Other current assets		1,625	191
Accounts payable and accrued liabilities		(720,030)	(325,085)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(4,713,974)	(4,835,235)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		-	420,591
Due to related parties	6	(9,622)	(5,689)
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES		(9,622)	414,902

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(15,723)	(5,993)
Decrease in reclamation deposits		(1)	(345)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(15,724)	(6,338)

NET CASH FLOWS		(4,739,320)	(4,426,671)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		10,092,408	8,839,892
CASH AND CASH EQUIVALENTS, END OF PERIOD		$5,353,088	$4,413,221

SUPPLEMENTAL CASH FLOW INFORMATION	12

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$(192,024,074)	$(14,631)	$30,986,665
Common stock
Issued for debt facility as bonus shares	752,320	752	899,248	-	-	900,000
Stock-based compensation
Common stock issued for consulting services	274,982	278	305,317	-	-	305,595
Common stock issued for compensation	33,315	33	35,231	-	-	35,264
Stock options issued to consultants	-	-	8,635	-	-	8,635
Stock options issued to management	-	-	180,315	-	-	180,315
Stock options issued to employees	-	-	96,633	-	-	96,633
Net loss for the period	-	-	-	(5,072,034)	-	(5,072,034)
Other comprehensive loss	-	-	-	-	(199)	(199)
Balance, October 31, 2015	98,894,704	$98,904	$224,452,908	$(197,096,108)	$(14,830)	$27,440,874

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the three months ended October 31, 2015 and the fiscal year ended July 31, 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future.

At October 31, 2015, the Company had a working capital deficiency of $2,303,637 calculated as the difference between current assets and current liabilities. Current assets include $5,353,088 in cash and cash equivalents, the largest component of current assets. Current liabilities include $6,666,667 in current portion of long-term debt, the largest component of current liabilities, representing the principal amounts due over the next twelve months. Refer to Note 7: Long-Term Debt.

As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon its ability to obtain adequate additional financing which the Company has successfully secured since its inception, including those from asset divestitures. However, there is no assurance that the Company will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exist as to whether the Company’s cash resources and working capital will be sufficient to enable the Company to continue as a going concern for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016.

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
October 31, 2015
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

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, rather than capitalization, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

NOTE 3:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2015, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking, purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At October 31, 2015, annual maintenance payments of approximately $1,105,000 were required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Mineral rights and property acquisition costs consisted of the following:

	October 31, 2015	July 31, 2015
Mineral Rights and Properties
Palangana Mine	$6,587,135	$6,587,135
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,472,008	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	661,271	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	285,741	285,741
	41,969,655	41,969,655
Accumulated Depletion	(3,929,884)	(3,929,884)
	38,039,771	38,039,771

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,216,274)	(2,166,966)
	193,764	243,072

Land Use Agreements	390,155	390,155
Accumulated Amortization	(244,784)	(235,031)
	145,371	155,124
	$38,378,906	$38,437,967

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

During the three months ended October 31, 2015, the Company continued with the strategic plan for reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on the Company’s consolidated financial statements for the three months ended October 31, 2015.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended October 31,
	2015	2014
Mineral Property Expenditures
Palangana Mine	$385,149	$432,660
Goliad Project	20,809	34,257
Burke Hollow Project	721,544	980,567
Longhorn Project	3,592	11,246
Salvo Project	14,163	20,800
Anderson Project	112,133	94,172
Workman Creek Project	30,690	31,300
Slick Rock Project	48,825	49,784
Yuty Project	111,016	218,889
Coronel Oviedo Project	132,899	144,584
Other Mineral Property Expenditures	208,200	241,872
	$1,789,020	$2,260,131

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	October 31, 2015			July 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,452,572	(2,087,081)	365,491	2,452,572	(2,019,996)	432,576
Logging Equipment and Vehicles	1,962,895	(1,745,666)	217,229	1,962,895	(1,714,908)	247,987
Computer Equipment	630,469	(580,213)	50,256	615,064	(573,355)	41,709
Furniture and Fixtures	182,802	(177,211)	5,591	182,802	(176,726)	6,076
Land	175,144	-	175,144	175,144	-	175,144
	$12,222,970	$(5,364,104)	$6,858,866	$12,207,565	$(5,258,918)	$6,948,647

During the three months ended October 31, 2015, no uranium concentrate was processed at the Hobson Processing Facility due to the further reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the consolidated financial statements for the three months ended October 31, 2015.

NOTE 5:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and reclamation activities in the respective states where the deposits are held.

Reclamation deposits consisted of the following:

	October 31, 2015	July 31, 2015
Palangana Mine	$1,102,981	$1,102,981
Hobson Processing Facility	587,228	587,228
Arizona	15,000	15,000
Wyoming	817	816
	$1,706,026	$1,706,025

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

NOTE 6:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2015 and 2014, the Company incurred $30,124 and $39,134, respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, during the three months ended October 31, 2014, the Company issued 15,000 restricted shares of common stock with a fair value of $18,150 to this company for consulting services included in general and administrative costs.

At October 31, 2015, amounts owed to related parties totaled $5,038 (July 31, 2015: $14,660). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 7:	LONG-TERM DEBT

Long-term debt consisted of the following:

	October 31, 2015	July 31, 2015
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(806,854)	(242,522)
Long-term debt, net of unamortized discount	19,193,146	19,757,478
Current portion	6,666,667	1,666,667
Long-term debt, net of current portion	$12,526,479	$18,090,811

As October 31, 2015, the current portion of long-term debt totaled $6,666,667, representing the principal amounts due over the next twelve months with the monthly repayment of $1,666,667 commencing on July 31, 2016.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at October 31, 2015 are as follows:

Fiscal 2016	$1,666,667
Fiscal 2017	18,333,333
Total	$20,000,000

For the three months ended October 31, 2015 and 2014, the amortization of debt discount totaled $335,668 and $323,410, respectively, which were recorded as interest expense and included in the consolidated statements of operations.

During the three months ended October 31, 2015, the Company paid annual bonus shares to lenders through the issuance of 752,320 restricted shares of common stock with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015 pursuant to the terms of the Amended Credit Facility, which was recorded as a discount on long-term debt to be amortized using the effective interest rate over the life of the long-term debt.

NOTE 8:	ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations relate to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2015	$3,926,846
Accretion	78,334
Balance, October 31, 2015	$4,005,180

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	October 31, 2015	July 31, 2015
Undiscounted amount of estimated cash flows	$6,600,868	$6,600,868

Payable in years	2.5 to 15	2.5 to 15
Inflation rate	2.02% to 2.25%	2.02% to 2.25%
Discount rate	6.56% to 8.00%	6.56% to 8.00%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2016	$-
Fiscal 2017	451,488
Fiscal 2018	996,388
Fiscal 2019	677,387
Fiscal 2020	132,486
Remaining balance	4,343,119
$6,600,868

NOTE 9:	CAPITAL STOCK

Share Transactions

Period / Description	Common	Value per Share		Issuance
	Shares Issued	Low	High	Value
Balance, July 31, 2015	97,834,087
Bonus Shares for Debt Facility	752,320	$1.20	$1.20	$900,000
Consulting Services	274,982	1.03	1.38	305,595
Share Compensation	33,315	1.00	1.12	35,264
Balance, October 31, 2015	98,894,704

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at October 31, 2015 are as follows:

Weighted			Weighted Average
Average	Number of Warrants	Expiry Date	Remaining Contractual
Exercise Price	Outstanding		Life (Years)
$1.00	500,000	March 1, 2016	0.33
1.95	50,000	June 3, 2016	0.59
2.35	2,850,000	June 25, 2018	2.65
2.50	2,600,000	July 30, 2018	2.75
2.60	1,859,524	October 23, 2016	0.98
$2.37	7,859,524		2.13

Stock Options

At October 31, 2015, the Company had one stock option plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan provides for 9,600,250 shares of the Company that may be issued pursuant to awards that may be granted and an additional 10,569,301 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2014 Stock Incentive Plan (the “2014 Plan”). The 2015 Plan supersedes and replaces the Company’s prior 2014 Plan, which superseded and replaced the Company’s prior 2013, 2009 and 2006 Stock Option Plans, such that no further shares are issuable under these prior plans.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

A summary of stock options granted by the Company during the three months ended October 31, 2015, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model, is as follows:

	Options	Exercise	Term	Fair	Expected	Risk-Free	Dividend	Expected
Date	Issued	Price	(Years)	Value	Life (Years)	Interest Rate	Yield	Volatility
August 7, 2015	105,000	$1.32	5	$68,824	2.90	1.04%	0.00%	77.17%
October 14, 2015	1,000,000	1.14	5	563,195	2.90	0.81%	0.00%	77.01%
Total	1,105,000			$632,019

A continuity schedule of outstanding stock options for the underlying common shares for the three months ended October 31, 2015 is as follows:

			Weighted Average
	Number of Stock	Weighted Average	Remaining Contractual
	Options	Exercise Price	Term (Years)
Balance, July 31, 2015	10,581,975	$1.38	3.68
Issued	1,105,000	1.16	4.94
Forfeited	(5,000)	1.32	3.89
Balance, October 31, 2015	11,681,975	$1.36	3.79

At October 31, 2015, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $1,362,316 (vested: $1,362,316 and unvested: $Nil).

At October 31, 2015, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Company’s 2015 Plan totaled $751,157 to be recognized over the next 0.66 years.

A summary of stock options outstanding and exercisable at October 31, 2015 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at	Weighted Average	Exercisable at	Weighted Average
	October 31, 2015	Exercise Price	October 31, 2015	Exercise Price
$0.33 to $0.70	1,901,801	$0.41	1,901,801	$0.41
$0.71 to $2.45	8,827,500	1.36	5,873,750	1.41
$2.46 to $5.90	952,674	3.30	952,674	3.30
	11,681,975	$1.36	8,728,225	$1.40

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2015	2014
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$325,595	$330,331
Stock options issued to consultants	8,635	100,379
	334,230	430,710
Stock-Based Compensation for Management
Common stock issued to management	15,264	-
Stock options issued to management	180,315	572,276
	195,579	572,276
Stock-Based Compensation for Employees
Stock options issued to employees	96,633	451,310
	96,633	451,310
	$626,442	$1,454,296

NOTE 10:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share:

	Three Months Ended October 31,
	2015	2014
Numerator
Net Loss for the Period	$(5,072,034)	$(6,726,227)

Denominator
Basic Weighted Average Number of Shares	98,566,315	91,280,843
Dilutive Stock Options and Warrants	-	-
Diluted Weighted Average Number of Shares	98,566,315	91,280,843

Net Loss per Share, Basic and Diluted	$(0.05)	$(0.07)

For the three months ended October 31, 2015 and 2014, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

NOTE 11:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At October 31, 2015, long-term assets located in the U.S. totaled $33,830,434 or 72% of the Company’s total long-term assets of $46,943,798.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	October 31, 2015
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,497,181	$10,891,861	$909,309	$-	$13,080,555	$38,378,906
Property, Plant and Equipment	6,826,057	-	-	21,736	11,073	6,858,866
Reclamation Deposits	1,690,209	15,000	817	-	-	1,706,026
Total Long-Term Assets	$22,013,447	$10,906,861	$910,126	$21,736	$13,091,628	$46,943,798

	July 31, 2015
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,555,492	$10,891,861	$910,059	$-	$13,080,555	$38,437,967
Property, Plant and Equipment	6,926,682	-	-	7,502	14,463	6,948,647
Reclamation Deposits	1,690,209	15,000	816	-	-	1,706,025
Total Long-Term Assets	$22,172,383	$10,906,861	$910,875	$7,502	$13,095,018	$47,092,639

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three Months Ended October 31, 2015
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	1,287,202	153,524	104,379	-	243,915	1,789,020
General and administrative	1,549,693	32,454	955	689,378	2,913	2,275,393
Depreciation, amortization and accretion	238,987	-	750	1,246	1,916	242,899
	3,075,882	185,978	106,084	690,624	248,744	4,307,312
Loss from operations	(3,075,882)	(185,978)	(106,084)	(690,624)	(248,744)	(4,307,312)

Other income (expenses)	(768,396)	(4,767)	-	-	5	(773,158)
Loss before income taxes	$(3,844,278)	$(190,745)	$(106,084)	$(690,624)	$(248,739)	$(5,080,470)

	Three Months Ended October 31, 2014
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	1,635,826	127,108	133,725	-	363,472	2,260,131
General and administrative	2,347,960	56,536	6,964	758,385	7,743	3,177,588
Depreciation, amortization and accretion	569,893	-	780	3,463	3,106	577,242
	4,553,679	183,644	141,469	761,848	374,321	6,014,961
Loss from operations	(4,553,679)	(183,644)	(141,469)	(761,848)	(374,321)	(6,014,961)

Other income (expenses)	(727,891)	(5,189)	-	-	311	(732,769)
Loss before income taxes	$(5,281,570)	$(188,833)	$(141,469)	$(761,848)	$(374,010)	$(6,747,730)

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2015 and 2014, the Company issued 274,982 and 254,171 restricted shares of common stock with a fair value of $305,595 and $330,331, respectively, for consulting services.

During the three months ended October 31, 2015, the Company issued 33,315 shares of common stock with a fair value of $35,264 as compensation to an employee and a consultant of the Company under the 2015 Plan.

During the three months ended October 31, 2015 and 2014, the Company paid $408,889 and $408,889, respectively, in cash for interest on the long-term debt.

NOTE 13:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $17,461. Office lease agreements expire between January 2016 to July 2018 for the United States and Canada.

The aggregate minimum payments over the next five fiscal years are as follows:

Fiscal 2016	$112,689
Fiscal 2017	107,822
Fiscal 2018	111,696
$332,207

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(Unaudited)

The Company is committed to pay its key executives a total of $784,000 per year for management services.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any material legal proceedings pending or that have been threatened against the Company.

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted. The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings. The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims. The parties have exchanged disclosure statements and formal discovery has been completed. In November 2015, the Company filed a motion for summary judgment seeking to dismiss all claims against the Company and anticipates that the court will provide a ruling before the trial date which has been scheduled for April 2016. The Company continues to believe that this lawsuit is without merit, and intends to defend vigorously against the same.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the "Securities Case"). The Securities Case seeks unspecified damages and alleges the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015. On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (collectively, the “Derivative Cases”). The Derivative Cases seek unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case.

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

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. The Company does not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position, results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2015 and our Form 10-K Annual Report for the fiscal year ended July 31, 2015 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2015 and Item 1A. Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2015, our most recently completed year-end, to October 31, 2015 and our results of operations for the three months ended October 31, 2015 and 2014, and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for the fiscal year ended July 31, 2015, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”),or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At October 31, 2015, we had no uranium supply or “off-take” agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as the central processing site (the “hub”) for our Palangana Mine and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”). The Hobson Processing Facility has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually.

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

During the three months ended October 31, 2015, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During the three months ended October 31, 2015:

•	development of Production Area Authorization (“PAA”) 4 of the Palangana Mine continued to advance;
•	exploration and permitting activities continued to advance at the Burke Hollow Project;
•	permitting work continued on the Anderson Project;
•	Former United States Energy Secretary Spencer Abraham was appointed as Executive Chairman of the Company’s Board of Directors; and
•	Pat Obara was appointed as the Company’s interim Chief Financial Officer as a result of the resignation of Mark Katsumata.

Mineral Rights and Properties

The following is a summary of significant activities by project for the three months ended October 31, 2015:

Texas: Palangana Mine

During the three months ended October 31, 2015, we continued with our strategic plan for reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual pounds of  U3O8 only.

Wellfield design for the first module at PAA-4, which is fully-permitted for uranium extraction, continued to advance. At October 31, 2015, a total of 214 drill holes have been completed relating to PAA-4 for mineral trend exploration, delineation and monitor wells.

Texas: Burke Hollow Project

During the three months ended October 31, 2015, 44 exploration holes totaling 22,480 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 420 feet to a maximum 640 feet, with an average depth of 511 feet. At October 31, 2015, a total of 571 exploration holes, including 30 regional baseline monitor wells, totaling 269,120 feet have been drilled to depths ranging from a minimum 160 feet to a maximum 1,100 feet, with an average depth of 472 feet.

With the recent issuance of the two Class I disposal well permits, permitting activities continued on the Mine Area, Aquifer Exemption and Radioactive Material License applications which remain under technical review. An ecological assessment for the eastern trend was completed anticipating expansion for an additional wellfield.

Arizona: Anderson Project

During the three months ended October 31, 2015, both field and desktop work continued on developing information necessary for future planned activities at the Anderson Project.

Results of Operations

For the three months ended October 31, 2015 and 2014, we recorded net losses of $5,072,034 ($0.05 per share) and $6,726,227 ($0.07 per share), respectively. Costs and expenses during the three months ended October 31, 2015 and 2014 were $4,307,312 and $6,014,961, respectively.

Uranium Extraction Activities

During the three months ended October 31, 2015, we continued with our strategic plan for reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual pounds of  U3O8 only. As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended October 31, 2015.

During the three months ended October 31, 2014, the Palangana Mine extracted 7,000 pounds of U3O8, while the Hobson Processing Facility processed 8,000 pounds of U3O8.

At October 31, 2015, the total value of inventories was $251,999, which remained unchanged from July 31, 2015, of which $200,043 (79%) represented the value of finished goods of U3O8, $35,398 (14%) represented the value of  work-in-progress and $16,558 (7%) represented the value of supplies. The cash component of the total value of inventories was $210,717 and the non-cash component of the total value of inventories was $41,282. For the three months ended October 31, 2015 and 2014, no inventory write-down to net realizable value was recorded.

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Costs and Expenses

For the three months ended October 31, 2015 and 2014, costs and expenses totaled $4,307,312 and $6,014,961, respectively, comprised of mineral property expenditures of $1,789,020 and $2,260,131, general and administrative of $2,275,393 and $3,177,588 and depreciation, amortization and accretion of $242,899 and $577,242. During the three months ended October 31, 2015 and 2014, no sales of U3O8 were generated therefore no corresponding cost of  sales were recorded.

Mineral Property Expenditures

During the three months ended October 31, 2015 and 2014, mineral property expenditures totaled $1,789,020 and $2,260,131, respectively, comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects. During the three months ended October 31, 2015 and 2014, these amounts included expenditures directly related to maintaining operational readiness and permitting compliance of $458,633 and $492,024, respectively, for the Palangana Mine and Hobson Processing Facility.

The following table provides a breakdown of mineral property expenditures by uranium mine/project for the periods indicated:

	Three Months Ended October 31,
	2015	2014
Mineral Property Expenditures
Palangana Mine	$385,149	$432,660
Goliad Project	20,809	34,257
Burke Hollow Project	721,544	980,567
Longhorn Project	3,592	11,246
Salvo Project	14,163	20,800
Anderson Project	112,133	94,172
Workman Creek Project	30,690	31,300
Slick Rock Project	48,825	49,784
Yuty Project	111,016	218,889
Coronel Oviedo Project	132,899	144,584
Other Mineral Property Expenditures	208,200	241,872
	$1,789,020	$2,260,131

General and Administrative

During the three months ended October 31, 2015 and 2014, general and administrative expenses totaled $2,275,393 and $3,177,588, respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused any significant variances compared to the same period last year:

•

For the three months ended October 31, 2015, salaries, management and consulting fees totaled $656,015 which have remained consistent compared with $657,143 for the three months ended October 31, 2014;

•

For the three months ended October 31, 2015, office, investor relations, communications and travel expenses totaled $653,556 which decreased by $84,227 compared with $737,783 for the three months ended October 31, 2014. This decrease reflects our continuing efforts to monitor and control these costs to reduce expenses where possible;

•

For the three months ended October 31, 2015, professional fees totaled $339,379 which have remained consistent compared with $328,366 for the three months ended October 31, 2014. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, and audit and taxation services; and

•

For the three months ended October 31, 2015, stock-based compensation totaled $626,443 which decreased by $827,853 compared with $1,454,296 for the three months ended October 31, 2014. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company’s common stock issued to consultants. During the three months ended October 31, 2015 and 2014, we continued to utilize equity-based payments for consulting services as part of our continuing efforts to reduce cash outlay. During the three months ended October 31, 2014, stock options to purchase 7,540,000 shares of the Company’s common stock were granted to the directors, officers, employees and consultants of the Company. The fair value of these stock options have been amortized on an accelerated basis over the vesting period of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2015, depreciation, amortization and accretion totaled $242,899 which decreased by $334,343 compared with $577,242 for the three months ended October 31, 2014. This decrease was primarily the result of the discontinuation of depletion and/or depreciation of the Palangana Mine and Hobson Processing Facility due to further reduced operations, combined with the effects of certain property and equipment reaching full depletion and/or depreciation. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2015, interest and finance costs totaled $777,693 which have remained consistent compared with $737,489 for the three months ended October 31, 2014.

For the three months ended October 31, 2015 and 2014, interest and finance costs were primarily comprised of, amortization of debt discount of $335,668 and $323,410, interest paid on long-term debt of $408,889 and $408,889 and amortization of annual surety bond premium of $28,369 and $Nil, respectively.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015

Sales	$-	$3,080,000	$-	$-
Net loss	(5,072,034)	(5,412,432)	(5,347,729)	(5,875,540)
Total comprehensive loss	(5,072,233)	(5,412,059)	(5,347,522)	(5,876,988)
Basic and diluted loss per share	(0.05)	(0.06)	(0.06)	(0.06)
Total assets	53,130,380	57,900,257	52,171,028	55,315,547

	For the Quarters Ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014

Sales	$-	$-	$-	$-
Net loss	(6,726,227)	(6,219,172)	(6,697,107)	(7,178,894)
Total comprehensive loss	(6,726,451)	(6,219,156)	(6,704,335)	(7,182,920)
Basic and diluted loss per share	(0.07)	(0.07)	(0.07)	(0.08)
Total assets	59,608,374	64,655,888	70,496,960	67,320,964

Liquidity and Capital Resources

	October 31, 2015	July 31, 2015
Cash and cash equivalents	$5,353,088	$10,092,408
Current assets	6,186,582	10,807,618
Current liabilities	8,490,219	4,560,698
Current portion of long-term debt	6,666,667	1,666,667
Working capital (Working capital deficiency)	(2,303,637)	6,246,920

At October 31, 2015, we had a working capital deficiency of $2,303,637, a decrease of $8,550,557 from our working capital of $6,246,920 at July 31, 2015. Current assets include $5,353,088 in cash and cash equivalents, the largest component of current assets. Current liabilities include $6,666,667 in current portion of long-term debt, the largest component of current liabilities, representing the principal amounts due over the next twelve months. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities, and as we continue to recognize additional current portion of long-term debt.

The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to the Consolidated Financial Statements for the three months ended October 31, 2015.

During the three months ended October 31, 2015, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

Although our planned principal operations commenced in Fiscal 2012 from which significant revenues from U3O8 sales have been realized historically, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since  inception. During the three months ended October 31, 2015, no revenue from U3O8 sales was realized and our net  loss totaled $5,072,034, resulting in an accumulated deficit balance of $197,096,108 at October 31, 2015. During the three months ended October 31, 2015 and 2014, net cash flows decreased by $4,739,320 and $4,426,671, respectively. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund our operations. We have also relied to a limited extent on cash flows generated from our mining activities during Fiscal 2015, 2013 and 2012; however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced on September 5, 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2015 continues or weakens further during Fiscal 2016;
•	if the weakness in the market price of our common stock experienced in Fiscal 2015 continues or weakens further during Fiscal 2016;
•	if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our debt financing during Fiscal 2016, and it results in accelerated repayment of our indebtedness and/or enforcement by the lenders against certain key assets securing our indebtedness; and
•	if another nuclear incident, such as the events that occurred at Fukushima in March 2011, are to occur during Fiscal 2016, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

Refer to Long-Term Debt Obligations under Material Commitments and to Note 7: Long-Term Debt of the Notes to the Consolidated Financial Statements for the three months ended October 31, 2015.

Equity Financings

We filed a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (“2014 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

At October 31, 2015, a total of $16.7 million of the $100 million registered under the 2014 Shelf had been utilized ($10.0 million in gross proceeds through the offering of units consisting of the Company’s shares and share purchase warrants on June 25, 2015 and $6.7 million representing the aggregate exercise price of those share purchase warrants and the agents’ share purchase warrants should they be exercised in full).

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2015 was $4,713,974 (three months ended October 31, 2014: $4,835,235). Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

Net cash used in financing activities during the three months ended October 31, 2015 was $9,622 resulting from a decrease in due to related parties. Net cash provided by financing activities during the three months ended October 31, 2014 was $414,902 resulting from net cash of $420,591 received from the issuance of common shares for an equity financing and the exercise of stock options, offset by a $5,689 decrease in due to related parties.

Investing Activities

Net cash used investing activities during the three months ended October 31, 2015 and 2014 was $15,724 and $6,338, respectively, resulting primarily from the purchase of property, plant and equipment.

Stock Options and Warrants

At October 31, 2015, the Company had stock options outstanding representing 11,681,975 common shares at a weighted-average exercise price of $1.36 per share and share purchase warrants outstanding representing 7,859,524 common shares at a weighted-average exercise price of $2.37 per share. At October 31, 2015, outstanding stock options and warrants represented a total 19,541,499 shares issuable for gross proceeds of approximately $34,550,000 should these stock options and warrants be exercised in full. At October 31, 2015, outstanding in-the-money stock options and warrants represented a total 2,451,801 common shares exercisable for gross proceeds of approximately $1,323,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Directors and Officers

During the three months ended October 31, 2015 and 2014, the Company incurred $30,124 and $39,134, respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer. In addition, during the three months ended October 31, 2014, the Company issued 15,000 restricted shares of common stock with a fair value of $18,150 to this company for consulting services included in general and administrative costs.

At October 31, 2015, amounts owed to related parties totaled $5,038 (July 31, 2015: $14,660). These amounts are unsecured, non-interest bearing and due on demand.

Material Commitments

Long-Term Debt Obligations

At October 31, 2015, we have made all scheduled payments and complied with all of the covenants under the Amended and Restated Credit Agreement dated and effective March 13, 2014.

At October 31, 2015, the principle amounts of the long-term debt due over the next twelve months totaled $6,666,667, with the first repayment of $1,666,667 due on July 31, 2016 and monthly repayment of $1,666,667 due each month thereafter until July 31, 2017. Additional funding and/or financial arrangements will be required during Fiscal 2016 in order to comply with these scheduled payments and covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

Refer to “Critical Accounting Policies” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project. On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”). With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted. The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings. The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA's stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint. The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules. In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims. The parties have exchanged disclosure statements and formal discovery has been completed. In November 2015, the Company filed a motion for summary judgment seeking to dismiss all claims against the Company and anticipates that the court will provide a ruling before the trial date which has been scheduled for April 2016. The Company continues to believe that this lawsuit is without merit and intends to defend vigorously against the same.

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the "Securities Case"). The Securities Case seeks unspecified damages and alleges the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015. On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (collectively, the “Derivative Cases”). The Derivative Cases seek unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case.

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

Item 1A. Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2015 and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations over the next twelve months. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described under Item 1. Business in our Form 10-K Annual Report for the fiscal year ended July 31, 2015, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also holduranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $197.1 million at October 31, 2015. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, 2013 and 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated  during the three months ended October 31, 2015, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At October 31, 2015, we had a working capital deficiency of $2.3 million calculated as the difference between current assets and current liabilities. Current assets include $5.4 million in cash and cash equivalents, the largest component of current assets. Current liabilities include $6.7 million in current portion of long-term debt, the largest component of current liabilities, representing the principal amounts due over the next twelve months. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations over the next twelve months.

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

We entered into an Amended and Restated Credit Agreement dated and effective March 13, 2014 (the “Amended Credit Facility”) providing for a $20 million senior secured credit facility under which we had drawn down the maximum $20 million in principal as of October 31, 2015. The Amended Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on July 31, 2016. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Amended Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the lenders against certain assets securing our indebtedness. The Amended Credit Facility is secured against the lease and related rights comprising the Hobson Processing Facility and the mineral and related rights comprising the Goliad Project. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our financial condition and operating results.

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

During the three months ended October 31, 215, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to, (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as the Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future primarily for the Hobson Processing Facility and the Palangana Mine, and have recorded a liability of $4.0 million on our balance sheet at October 31, 2015 to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We are authorized to issue 750,000,000 shares of common stock of which 98,894,704 shares were issued and outstanding as of October 31, 2015. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 “Shelf” Registration Statement, which was declared effective on January 10, 2014. This “Shelf” Registration Statement provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $16.7 million has been utilized through public offerings as of October 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2015, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “U.S. Securities Act”):

•	On August 2, 2015 and September 2, 2015, we issued 3,500 shares of restricted common stock to a consultant at a deemed issuance price of $2.88 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
•	On August 10, 2015 and September 10, 2015, we issued 7,500 shares of restricted common stock to a consultant at a deemed issuance price of $2.00 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.
•	On August 10, 2015 and September 10, 2015, we issued 2,597 shares of restricted common stock to a consultant at a deemed issuance price of $1.54 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
•	On August 14, 2015, we issued an aggregate of 752,320 shares of restricted common stock to three lenders (and one of their assignees) at a deemed issuance price of $1.1963 per share pursuant to the terms of an amended and restated credit agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for two of the lenders (and one of their assignees) and by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the other lender.
•	On August 21, 2015, we issued 5,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.50 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
•	On August 24, 2015, we issued an aggregate of 98,940 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 45,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.32 per share; (ii) we issued 35,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.03 per share; and (iii) we issued 18,940 shares of restricted common stock to a consultant at a deemed issuance price of $1.32 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
•	On September 24, 2015 and October 23, 2015, we issued 18,939 shares of restricted common stock to a consultant at a deemed issuance price of $1.32 per share in consideration for services under a consulting agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.
•	On October 14, 2015, we issued an aggregate of 105,970 shares of restricted common stock to five consultants in consideration for services under consulting agreements, as follows: (i) we issued 40,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.15 per share; (ii) we issued 38,333 shares of restricted common stock to a consultant at a deemed issuance price of $1.20 per share; (iii) we issued 13,637 shares of restricted common stock to a consultant at a deemed issuance price of $1.10 per share; (iv) we issued 10,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.15 per share; and (v) we issued 4,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.00 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to three consultants and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other two consultants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2015, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit

10.1	Amendment to Executive Services Agreement between Amir Adnani Corp. and the Company.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: December 7, 2015

By:	/s/ Pat Obara
Pat Obara
Interim Chief Financial Officer (Principal Financial
Officer)
Date: December 7, 2015