Form 10-Q
period 2016-01-31
URANIUM ENERGY CORP
filed 2016-03-11
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1030 West Georgia Street, Suite 1830, Vancouver, B.C.	V6E 2Y3
(Address of principal executive offices)	(Zip Code)

(604) 682-9775
(Registrant’s telephone number, including area code)

1111 West Hastings, Suite 320, Vancouver, B.C. V6E 2J3
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

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer (Do not check	☐ Smaller reporting company
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 103,288,951 shares of common stock outstanding as of March 7, 2016.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2016

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Notes	January 31, 2016	July 31, 2015

CURRENT ASSETS
Cash and cash equivalents		$2,406,123	$10,092,408
Inventories		251,999	251,999
Prepaid expenses and deposits		612,873	444,500
Other current assets		18,975	18,711
		3,289,970	10,807,618

MINERAL RIGHTS AND PROPERTIES	3	38,222,501	38,437,967
PROPERTY, PLANT AND EQUIPMENT	4	6,763,965	6,948,647
RECLAMATION DEPOSITS	5	1,706,026	1,706,025
		$49,982,462	$57,900,257

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,902,821	$2,538,544
Due to related parties	6	62,125	14,660
Current portion of long-term debt	7	11,666,667	1,666,667
Current portion of asset retirement obligations		-	340,827
		13,631,613	4,560,698

DEFERRED INCOME TAX LIABILITIES		661,534	676,064
LONG-TERM DEBT	7	7,874,201	18,090,811
ASSET RETIREMENT OBLIGATIONS	8	3,874,345	3,586,019
		26,041,693	26,913,592

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 100,229,880 shares issued and outstanding (July 31, 2015 - 97,834,087)	9	100,232	97,841
Additional paid-in capital		225,753,199	222,927,529
Accumulated deficit		(201,897,613)	(192,024,074)
Accumulated other comprehensive loss		(15,049)	(14,631)
		23,940,769	30,986,665
		$49,982,462	$57,900,257

COMMITMENTS AND CONTINGENCIES	13
SUBSEQUENT EVENTS	1,7,9,12,14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Notes	2016	2015	2016	2015
SALES		$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales		-	-	-	-
Mineral property expenditures	3, 8	893,825	1,254,268	2,682,845	3,514,399
General and administrative	6, 9	2,805,811	3,366,449	5,081,204	6,544,037
Depreciation, amortization and accretion	3, 4, 8	232,186	489,484	475,085	1,066,726
Impairment loss on mineral properties	3	86,535	-	86,535	-
		4,018,357	5,110,201	8,325,669	11,125,162
LOSS FROM OPERATIONS		(4,018,357)	(5,110,201)	(8,325,669)	(11,125,162)

OTHER INCOME (EXPENSES)
Interest income		2,714	3,286	7,249	8,006
Interest and finance costs	7	(789,770)	(767,854)	(1,567,463)	(1,505,343)
Loss on disposition of assets		(2,186)	(2,898)	(2,186)	(2,898)
		(789,242)	(767,466)	(1,562,400)	(1,500,235)
LOSS BEFORE INCOME TAXES		(4,807,599)	(5,877,667)	(9,888,069)	(12,625,397)

DEFERRED INCOME TAX BENEFIT		6,094	2,127	14,530	23,630
NET LOSS FOR THE PERIOD		(4,801,505)	(5,875,540)	(9,873,539)	(12,601,767)

OTHER COMPREHENSIVE LOSS,
NET OF INCOME TAXES		(219)	(1,448)	(418)	(1,672)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,801,724)	$(5,876,988)	$(9,873,957)	$(12,603,439)

NET LOSS PER SHARE, BASIC AND DILUTED	10	$(0.05)	$(0.06)	$(0.10)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		99,644,030	91,746,410	99,105,173	91,513,626

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Six Month Ended January 31,
	Notes	2016	2015
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(9,873,539)	$(12,601,767)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	9	1,688,791	3,310,666
Depreciation, amortization and accretion	3,4,8	475,085	1,066,726
Amortization of long-term debt discount	7	683,390	658,404
Re-valuation of asset retirement obligations	3,8	(184,381)	-
Impairment loss on mineral properties	3	86,535	-
Loss on disposition of assets		2,186	2,898
Deferred income tax benefit		(14,530)	(23,630)
Changes in operating assets and liabilities
Inventories		-	(162,035)
Prepaid expenses and deposits		(168,373)	(91,660)
Other current assets		(682)	402
Accounts payable and accrued liabilities		(635,725)	(955,612)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(7,941,243)	(8,795,608)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		225,115	431,590
Due to related parties	6	47,465	(6,317)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		272,580	425,273

INVESTING ACTIVITIES
Investment in mineral rights and properties		-	(73,624)
Purchase of property, plant and equipment		(18,439)	(5,993)
Proceeds from disposition of assets		818	-
Cash proceeds from the release of reclamation deposits		-	5,663,158
Payment of collateral for surety bonds		-	(1,690,208)
Decrease in reclamation deposits		(1)	(346)
NET CASH FLOWS USED IN (PROVIDED BY) INVESTING ACTIVITIES		(17,622)	3,892,987

NET CASH FLOWS		(7,686,285)	(4,477,348)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		10,092,408	8,839,892
CASH AND CASH EQUIVALENTS, END OF PERIOD		$2,406,123	$4,362,544

SUPPLEMENTAL CASH FLOW INFORMATION	12

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$(192,024,074)	$(14,631)	$30,986,665
Common stock
Issued for debt facility as bonus shares	752,320	752	899,248	-	-	900,000
Issued for exercise of stock options	682,167	682	224,433	-	-	225,115
Stock-based compensation
Common stock issued for consulting services	856,403	857	912,918	-	-	913,775
Common stock issued for compensation	104,903	100	111,399	-	-	111,499
Stock options issued to consultants	-	-	70,778	-	-	70,778
Stock options issued to management	-	-	445,325	-	-	445,325
Stock options issued to employees	-	-	147,414	-	-	147,414
Warrants extension for mineral property	-	-	14,155	-	-	14,155
Net loss for the period	-	-	-	(9,873,539)	-	(9,873,539)
Other comprehensive loss	-	-	-	-	(418)	(418)
Balance, January 31, 2016	100,229,880	$100,232	$225,753,199	$(201,897,613)	$(15,049)	$23,940,769

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the six months ended January 31, 2016 and the fiscal year ended July 31, 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future.

At January 31, 2016, the Company had a working capital deficiency of $10,341,643 calculated as the difference between current assets and current liabilities. Current assets include $2,406,123 in cash and cash equivalents, the largest component of current assets. Current liabilities include $11,666,667, the current portion of long-term debt and the largest component of current liabilities which represents the principal amounts due over the next twelve months. Subsequent to January 31, 2016, the Company agreed to certain further amendments to the $20,000,000 senior secured credit facility including the deferral of the monthly principal payments commencement date from July 31, 2016 to February 1, 2019. This will result in the deferral of the recognition of any current portion of long-term debt until February 1, 2018. Refer to Note 7: Long-Term Debt.

Subsequent to January 31, 2016, on March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10.5 million. Refer to Note 9: Capital Stock.

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

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016.

Certain comparative figures have been reclassified to conform to the current year’s presentation.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

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

Mineral Rights

At January 31, 2016, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At January 31, 2016, annual maintenance payments of approximately $1,085,000 were required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Mineral rights and property acquisition costs consisted of the following:

	January 31, 2016	July 31, 2015
Mineral Rights and Properties
Palangana Mine	$6,562,348	$6,587,135
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,472,008	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	244,827	285,741
	41,858,333	41,969,655
Accumulated Depletion	(3,929,884)	(3,929,884)
	37,928,449	38,039,771

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,265,582)	(2,166,966)
	144,456	243,072

Land Use Agreements	404,310	390,155
Accumulated Amortization	(254,714)	(235,031)
	149,596	155,124
	$38,222,501	$38,437,967

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

During the three months ended January 31, 2016, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $24,787, and a credit amount of re-valuation of ARO totaling $184,381 being recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 8. Asset Retirement Obligations.

During the three months ended January 31, 2016, the Company abandoned certain mineral interests at the projects located in Colorado and New Mexico having a combined acquisition cost of $86,535. As a result, an impairment loss on mineral properties of $86,535 was reported on the consolidated statement of operations for the three and six months ended January 31, 2016.

During the three and six months ended January 31, 2016, the Company continued with the strategic plan for reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on the Company’s consolidated financial statements for the three and six months ended January 31, 2016.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Mineral Property Expenditures
Palangana Mine	$366,131	$688,196	$751,280	$1,120,856
Goliad Project	24,022	20,036	44,831	54,293
Burke Hollow Project	204,708	159,981	926,252	1,140,548
Longhorn Project	781	19,477	4,373	30,723
Salvo Project	2,912	2,039	17,075	22,839
Anderson Project	55,083	29,250	167,216	123,422
Workman Creek Project	1,001	-	31,691	31,300
Slick Rock Project	5,036	-	53,861	49,784
Yuty Project	91,526	40,872	202,543	259,761
Coronel Oviedo Project	153,833	151,178	286,732	295,762
Other Mineral Property Expenditures	173,173	143,239	381,372	385,111
Re-valuation of Asset Retirement Obligations	(184,381)	-	(184,381)	-
	$893,825	$1,254,268	$2,682,845	$3,514,399

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2016			July 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,440,105	(2,140,350)	299,755	2,452,572	(2,019,996)	432,576
Logging Equipment and Vehicles	1,962,895	(1,766,587)	196,308	1,962,895	(1,714,908)	247,987
Computer Equipment	584,568	(542,068)	42,500	615,064	(573,355)	41,709
Furniture and Fixtures	172,215	(167,112)	5,103	182,802	(176,726)	6,076
Land	175,144	-	175,144	175,144	-	175,144
	$12,154,015	$(5,390,050)	$6,763,965	$12,207,565	$(5,258,918)	$6,948,647

During the three and six months ended January 31, 2016, no uranium concentrate was processed at the Hobson Processing Facility due to the further reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the consolidated financial statements for the three and six months ended January 31, 2016.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 5:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and reclamation activities in the respective states where the deposits are held.

Reclamation deposits consisted of the following:

	January 31, 2016	July 31, 2015
Palangana Mine	$1,102,981	$1,102,981
Hobson Processing Facility	587,228	587,228
Arizona	15,000	15,000
Wyoming	817	816
	$1,706,026	$1,706,025

NOTE 6:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2016, the Company incurred $68,469 and $98,593 (three and six months ended January 31, 2015: $33,524 and $72,658), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer of the Company. In addition, during the six months ended January 31, 2015, the Company issued 15,000 restricted shares of common stock with a fair value of $18,150 to this company for consulting services included in general and administrative costs.

At January 31, 2016, amounts owed to related parties totaled $62,125 (July 31, 2015: $14,660). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 7:	LONG-TERM DEBT

Long-term debt consisted of the following:

	January 31, 2016	July 31, 2015
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(459,132)	(242,522)
Long-term debt, net of unamortized discount	19,540,868	19,757,478
Current portion	11,666,667	1,666,667
Long-term debt, net of current portion	$7,874,201	$18,090,811

At January 31, 2016, the current portion of long-term debt totaled $11,666,667, representing the principal amounts due over the next twelve months with the monthly repayment of $1,666,667 commencing on July 31, 2016.

For the three and six months ended January 31, 2016 and 2015, the amortization of debt discount totaled $347,723 and $683,390 (three and six months ended January 31, 2015: $334,997 and $658,404), respectively, which were recorded as interest expense and included in the consolidated statements of operations.

During the six months ended January 31, 2016, the Company paid bonus shares to its lenders through the issuance of 752,320 restricted shares of common stock with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015 pursuant to the terms of the Company’s amended credit facility, which was recorded as a discount on long-term debt to be amortized using the effective interest rate over the life of the long-term debt.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Subsequent to January 31, 2016 and pursuant to the Company’s Second Amended and Restated Credit Agreement dated and effective February 9, 2016 (the “Second Amended Credit Facility”), which supersedes in their entirety, the prior Amended and Restated Credit Agreement dated and effective March 13, 2014 and the prior Credit Agreement dated and effective July 30, 2013, the Company and the lenders, including Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), agreed to certain further amendments to the $20,000,000 senior secured credit facility (the “Facility Amount”), including the following terms:

•	extension of the maturity date from July 31, 2017 to January 1, 2020;
•	deferral of the monthly principal payments (each of which is equal to one twelfth of the principal balance then outstanding) commencement date from July 31, 2016 to February 1, 2019;
•	re-pricing and extension of the existing bonus warrants comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of common stock of the Company at an exercise price reduced from $2.50 to $1.35 per share until expiry, extended by a further one and one-half years from July 30, 2018 to January 30, 2020, subject to accelerated exercise whereby, upon notification by the Company, the warrant holders will have 30 days to exercise their warrants, should the ten trading-day, volume-weighted average price of the Company’s shares equal or exceed $2.70;
•	issuance of second extension fee shares equal to 4% of the principal balance outstanding or $800,000 paid to the Lenders by way of the issuance of 959,613 shares of common stock of the Company with a price per share based on a 10% discount to the five trading-day, volume-weighted average price of the Company’s shares;
•	payment of second extension anniversary fees to the Lenders on each of February 1, 2017, 2018 and 2019, of 5.5%, 4.5% and 4.5%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of common stock of the Company with a price per share then calculated as a 10% discount to the five trading-day, volume-weighted average price of the Company’s shares immediately prior to the applicable date; and
•	maintenance at all times of a working capital ratio of not less than 1:1. Working capital ratio is calculated by dividing current assets by current liabilities, excluding the effects of principal payments on the determination of working capital.

Under the terms of the Second Amended Credit Facility, the Facility Amount remains non-revolving with interest calculated at a rate of 8% per annum, compounded and payable on a monthly basis.

NOTE 8:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2015	$3,926,846
Revision in estimate of asset retirement obligations	(209,168)
Accretion	156,667
Balance, January 31, 2016	$3,874,345

During the three months ended January 31, 2016, the ARO of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities associated with the Palangana Mine were reduced by $209,168, the corresponding mineral rights and properties were reduced by $24,787, and a credit amount of re-valuation of ARO totaling $184,381 was recognized as a result of a downward adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2016	July 31, 2015
Undiscounted amount of estimated cash flows	$6,650,255	$6,600,868

Payable in years	2.1 to 15	2.5 to 15
Inflation rate	0.90% to 2.25%	2.02% to 2.25%
Discount rate	5.15% to 8.00%	6.56% to 8.00%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2016	$-
Fiscal 2017	139,052
Fiscal 2018	414,058
Fiscal 2019	667,984
Fiscal 2020	620,673
Remaining balance	4,808,488
$6,650,255

NOTE 9:	CAPITAL STOCK

Equity Financing

During Fiscal 2014, the Company filed a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (the “2014 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

Subsequent to January 31, 2016, on March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit is comprised of one share of common stock of the Company and half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share to of common stock of the Company for a three year period from the date of issuance.

Share Transactions

	Common	Value Per Share		Issuance
Period/Description	Shares Issued	Low	High	Value
Balance, July 31, 2015	97,834,087
Bonus Shares for Debt Facility	752,320	$1.20	$1.20	$900,000
Consulting Services	274,982	1.03	1.38	305,594
Share Compensation	33,315	1.00	1.12	35,264
Balance, October 31, 2015	98,894,704
Consulting Services	586,138	0.72	1.12	613,179
Share Compensation	66,871	1.06	1.08	71,236
Options Exercised	682,167	0.33	0.33	225,115
Balance, January 31, 2016	100,229,880

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at January 31, 2016 are as follows:

Weighted			Weighted Average
Average	Number of Warrants		Remaining Contractual
Exercise Price	Outstanding	Expiry Date	Life (Years)
$1 00	500,000	March 1, 2016	0.08
1.95	50,000	June 3, 2018	2.34
2.35	2,850,000	June 25, 2018	2.40
2.50	2,600,000	July 30, 2018	2.49
2.60	1,859,524	October 23, 2016	0.73
$2.37	7,859,524		1.89

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Stock Options

At January 31, 2016, the Company had one stock option plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan provides for up to 9,600,250 shares of the Company that may be issued pursuant to awards that may be granted together with an additional 10,569,301 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2014 Stock Incentive Plan (the “2014 Plan”). The 2015 Plan supersedes and replaces the Company’s prior 2014 Plan, which superseded and replaced the Company’s prior 2013, 2009 and 2006 Stock Option Plans, such that no further shares are issuable under those prior plans.

A summary of stock options granted by the Company during the six months ended January 31, 2016, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

	Options	Exercise	Term	Fair	Expected	Risk-Free	Dividend	Expected
Date	Issued	Price	(Years)	Value	Life (Years)	Interest Rate	Yield	Volatility
August 7, 2015	105,000	$1.32	5	$68,824	2.90	1.04%	0.00%	77.17%
October 14, 2015	1,000,000	1.14	5	563,195	2.90	0.81%	0.00%	77.01%
January 12, 2016	300,000	0.98	5	145,902	2.90	1.15%	0.00%	76.96%
Total	1,405,000			$777,921

A continuity schedule of outstanding stock options for the underlying common shares for the six months ended January 31, 2016 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2015	10,581,975	$1.38
Issued	1,105,000	1.16
Forfeited	(5,000)	1.32
Balance, October 31, 2015	11,681,975	1.36
Issued	300,000	0.98
Exercised	(682,167)	0.33
Forfeited	(180,000)	1.32
Expired	(1,950)	5.90
Balance, January 31, 2016	11,117,858	$1.42

At January 31, 2016, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $622,513 (vested: $622,513 and unvested: $Nil).

At January 31, 2016, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Company’s 2015 Plan totaled $453,565 to be recognized over the next 0.72 years.

A summary of stock options outstanding and exercisable at January 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted	Remaining		Weighted	Remain ing
Range of	Outstanding at	Average	Contractual Term	Exercisable at	Average	Contractual Term
Exercise Prices	January 31, 2016	Exercise Price	(Years)	January 31, 2016	Exercise Price	(Years)
$0.45 to $0.96	1,269,634	$0.47	1.80	1,269,634	$0.47	1.80
$0.97 to $2.45	8,897,500	1.35	3.78	6,071,250	1.40	3.65
$2.46 to $5.70	950,724	3.30	4.33	950,724	3.30	4.33
	11,117,858	$1.42	3.60	8,291,608	$1.48	3.44

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2016	2015	2016	2015
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$633,180	$547,094	$958,775	$877,425
Stock options issued to consultants	62,143	274,056	70,778	374,435
	695,323	821,150	1,029,553	1,251,860
Stock-Based Compensation for Management
Common stock issued to management	20,932	-	36,196	-
Stock options issued to management	265,010	589,003	445,325	1,161,279
	285,942	589,003	481,521	1,161,279
Stock-Based Compensation for Employees
Common stock issued to employees	30,303	-	30,303	-
Stock options issued to employees	50,781	446,217	147,414	897,527
	81,084	446,217	177,717	897,527

	$1,062,349	$1,856,370	$1,688,791	$3,310,666

NOTE 10:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended Janaury 31,
	2016	2015	2016	2015
Numerator
Net Loss for the Period	$(4,801,505)	$(5,875,540)	$(9,873,539)	$(12,601,767)

Denominator
Basic Weighted Average Number of Shares	99,644,030	91,746,410	99,105,173	91,513,626
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	99,644,030	91,746,410	99,105,173	91,513,626

Net Loss per Share, Basic and Diluted	$(0.05)	$(0.06)	$(0.10)	$(0.14)

For the three and six months ended January 31, 2016 and 2015, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 11:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At January 31, 2016, long-term assets located in the U.S. totaled $33,580,486 or 72% of the Company’s total long-term assets of $46,692,492.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	January 31, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,428,059	$10,891,861	$822,026	$-	$13,080,555	$38,222,501
Property, Plant and Equipment	6,732,514	-	-	19,351	12,100	6,763,965
Reclamation Deposits	1,690,209	15,000	817	-	-	1,706,026
Total Long-Term Assets	$21,850,782	$10,906,861	$822,843	$19,351	$13,092,655	$46,692,492

	July 31, 2015
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,555,492	$10,891,861	$910,059	$-	$13,080,555	$38,437,967
Property, Plant and Equipment	6,926,682	-	-	7,502	14,463	6,948,647
Reclamation Deposits	1,690,209	15,000	816	-	-	1,706,025
Total Long-Term Assets	$22,172,383	$10,906,861	$910,875	$7,502	$13,095,018	$47,092,639

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2016
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	564,316	56,379	27,771	-	245,359	893,825
General and administrative	2,098,910	42,538	708	661,608	2,047	2,805,811
Depreciation, amortization and accretion	227,361	-	750	2,386	1,689	232,186
Impairment loss on mineral properties	-	-	86,535	-	-	86,535
	2,890,587	98,917	115,764	663,994	249,095	4,018,357
Loss from operations	(2,890,587)	(98,917)	(115,764)	(663,994)	(249,095)	(4,018,357)

Other income (expenses)	(785,298)	(4,768)	-	818	6	(789,242)
Loss before income taxes	$(3,675,885)	$(103,685)	$(115,764)	$(663,176)	$(249,089)	$(4,807,599)

	Three months Ended January 31, 2015
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	1,009,065	30,359	22,794	-	192,050	1,254,268
General and administrative	2,708,137	40,341	7,061	603,798	7,112	3,366,449
Depreciation, amortization and accretion	482,655	-	687	3,034	3,108	489,484
	4,199,857	70,700	30,542	606,832	202,270	5,110,201
Loss from operations	(4,199,857)	(70,700)	(30,542)	(606,832)	(202,270)	(5,110,201)

Other income (expenses)	(762,161)	(5,189)	-	(120)	4	(767,466)
Loss before income taxes	$(4,962,018)	$(75,889)	$(30,542)	$(606,952)	$(202,266)	$(5,877,667)

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

(Unaudited)

	Six Months Ended January 31, 2016
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	1,851,518	209,903	132,150	-	489,274	2,682,845
General and administrative	3,648,603	74,992	1,663	1,350,986	4,960	5,081,204
Depreciation, amortization and accretion	466,348	-	1,500	3,632	3,605	475,085
Impairment loss on mineral properties	-	-	86,535	-	-	86,535
	5,966,469	284,895	221,848	1,354,618	497,839	8,325,669
Loss from operations	(5,966,469)	(284,895)	(221,848)	(1,354,618)	(497,839)	(8,325,669)

Other income (expenses)	(1,553,694)	(9,535)	-	818	11	(1,562,400)
Loss before income taxes	$(7,520,163)	$(294,430)	$(221,848)	$(1,353,800)	$(497,828)	$(9,888,069)

	Six Months Ended January 31, 2015
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	2,644,891	157,467	156,519	-	555,522	3,514,399
General and administrative	5,056,097	96,877	14,025	1,362,183	14,855	6,544,037
Depreciation, amortization and accretion	1,052,548	-	1,467	6,497	6,214	1,066,726
	8,753,536	254,344	172,011	1,368,680	576,591	11,125,162
Loss from operations	(8,753,536)	(254,344)	(172,011)	(1,368,680)	(576,591)	(11,125,162)

Other income (expenses)	(1,490,052)	(10,378)	-	(120)	315	(1,500,235)
Loss before income taxes	$(10,243,588)	$(264,722)	$(172,011)	$(1,368,800)	$(576,276)	$(12,625,397)

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2016 and 2015, the Company issued 856,403 and 564,069 restricted shares of common stock with a fair value of $913,775 and $877,425, respectively, for consulting services.

During the six months ended January 31, 2016, the Company issued 104,903 shares of common stock with a fair value of $111,499 as compensation to certain management, employees and consultants of the Company under the 2015 Plan.

During the six months ended January 31, 2016 and 2015, the Company paid $817,778 and $817,778, respectively, in cash for interest on its long-term debt.

Subsequent to January 31, 2016, the Company issued 487,574 shares of common stock with a fair value of $424,189 as settlement of certain of the Company’s accounts payables totaling $406,476.

NOTE 13:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $17,500. Office lease agreements expire between May 2016 and March 2021 for the United States and Canada.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

(Unaudited)

The aggregate minimum payments over the next five fiscal years are as follows:

Fiscal 2016	$86,467
Fiscal 2017	186,811
Fiscal 2018	190,972
Fiscal 2019	80,134
Fiscal 2020	80,706
All subsequent years	53,804
$678,894

The Company is committed to pay its key executives a total of $728,000 per year for various management services.

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

January 31, 2016

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015, (the "Securities Case") seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company has filed a motion to dismiss.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015, (the “Federal Derivative Case”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company has filed a motion to dismiss.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case.

The Company believes that the Securities Case and the Derivative Cases are without merit and intends to defend vigorously against them.

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

(Unaudited)

NOTE 14:	SUBSEQUENT EVENT

Other than disclosed elsewhere in this consolidated financial statement, the Company had the following material subsequent events:

On March 4, 2016, the Company entered into a share purchase and option agreement (the “SPOA”) with CIC Resources Inc. (the “Vendor”) pursuant to which the Company acquired all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “Option”), another wholly-owned subsidiary of the Vendor.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain mineral property concessions currently encompassing approximately 160,930 hectares, which are located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay. Upon exercise of the Option, the Company is required to pay, subject to certain adjustments, $250,000 in cash to the Vendor and grant to the Vendor a 1.5% net smelter returns royalty.

Pursuant to the SPOA, the Company issued 1,333,560 restricted common shares and paid $50,000 in cash as consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q Quarterly Report for the three and six months ended January 31, 2016 and our Form 10-K Annual Report for the fiscal year ended July 31, 2015 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2015 and Item 1A. Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2015, our most recently completed year-end, to January 31, 2016 and our results of operations for the three and six months ended January 31, 2016 and 2015, and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for the fiscal year ended July 31, 2015, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility or mill located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At January 31, 2016, we had no uranium supply or “off-take” agreements in place.

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

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction and establishing additional mineralized materials on our existing uranium projects or through the acquisition of additional uranium projects.

During the three and six months ended January 31, 2016, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During the six months ended January 31, 2016:

•	development of Production Area Authorization (“PAA”) 4 of the Palangana Mine continued to advance;
•	exploration and permitting activities continued to advance at the Burke Hollow Project;
•	permitting work continued on the Anderson Project;
•	Former United States Energy Secretary Spencer Abraham was appointed as Executive Chairman of the Company’s Board of Directors; and
•	Pat Obara was appointed as the Company’s Chief Financial Officer.

Mineral Rights and Properties

The following is a summary of significant activities by project for the six months ended January 31, 2016:

Texas: Palangana Mine

During the six months ended January 31, 2016, we continued with our strategic plan for reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.

Wellfield design for the first module at PAA-4, which is fully-permitted for uranium extraction, continued to advance. At January 31, 2016, a total of 214 drill holes have been completed relating to PAA-4 for mineral trend exploration, delineation and monitor wells.

Texas: Burke Hollow Project

During the six months ended January 31, 2016, 49 exploration holes totaling 25,020 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 420 feet to a maximum 640 feet, with an average depth of 511 feet. At January 31, 2016, a total of 575 exploration holes, including 30 regional baseline monitor wells, totaling 271,520 feet have been drilled to depths ranging from a minimum 160 feet to a maximum 1,100 feet, with an average depth of 472 feet.

With the recent issuance of two Class I disposal well permits, permitting activities continued on the Mine Area, Aquifer Exemption and Radioactive Material License applications, which remain under technical review. An ecological assessment for the eastern trend extension was scheduled for the spring of 2016 anticipating wellfield expansion of the eastern trend.

Arizona: Anderson Project

During the three months ended January 31, 2016, the Company completed work on the Bureau of Land Management (“BLM”) Notice of Intent permit, which was submitted for review in December 2015.

Results of Operations

For the three and six months ended January 31, 2016, we recorded net losses of $4,801,505 ($0.05 per share) and $9,873,539 ($0.10 per share), respectively. Costs and expenses during the three and six months ended January 31, 2016 were $4,018,357 and $8,325,669, respectively.

For the three and six months ended January 31, 2015, we recorded a net loss of $5,875,540 ($0.06 per share) and $12,601,767 ($0.14 per share), respectively. Costs and expenses during the three and six months ended January 31, 2015 were $5,110,201 and $11,125,162, respectively.

Uranium Extraction Activities

During the three and six months ended January 31, 2016, we continued with our strategic plan for reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and six months ended January 31, 2016.

During the three and six months ended January 31, 2015 , the Palangana Mine extracted 4,000 and 11,000 pounds of U3O8, respectively, while the Hobson Processing Facility processed 3,000 and 11,000 pounds of U3O8, respectively.

At January 31, 2016, the total value of inventories was $251,999, which remained unchanged from July 31, 2015, of which $200,043 (79%) represented the value of finished goods of U3O8, $35,398 (14%) represented the value of work-in-progress and $16,558 (7%) represented the value of supplies. The cash component of the total value of inventories was $210,717 and the non-cash component of the total value of inventories was $41,282. For the three and six months ended January 31, 2016 and 2015, no inventory write-down to net realizable value was recorded.

Cash and non-cash components of the total value of inventories represent non-GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Costs and Expenses

For the three and six months ended January 31, 2016, costs and expenses totaled $4,018,357 and $8,325,669, comprised of mineral property expenditures of $893,825 and $2,682,845, general and administrative expenditures of $2,805,811 and $5,081,204, depreciation, amortization and accretion of $232,186 and $475,085, and impairment loss on mineral properties of $86,535 and $86,535, respectively. During the three and six months ended January 31, 2016, no sales of U3O8 were generated, therefore no corresponding cost of sales were recorded.

For the three and six months ended January 31, 2015, costs and expenses totaled $5,110,201 and $11,125,162, comprised of mineral property expenditures of $1,254,268 and $3,514,399, general and administrative of $3,366,449 and $6,544,037 and depreciation, amortization and accretion of $489,484 and $1,066,726, respectively. No impairment loss on mineral property was recorded. During the three and six months ended January 31, 2015, no sales of U3O8 were generated, therefore no corresponding cost of sales were recorded.

Mineral Property Expenditures

During the three and six months ended January 31, 2016, mineral property expenditures totaled $893,825 and $2,682,845, respectively, comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects. During the three and six months ended January 31, 2016, a credit amount due to re-valuation of ARO totaling $184,381 was recognized as a result of a downward ARO adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures.

During the three and six months ended January 31, 2016, mineral property expenditures included expenditures directly related to maintaining operational readiness and permitting compliance of $462,165 and $920,798, respectively, for the Palangana Mine and Hobson Processing Facility.

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

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Mineral Property Expenditures
Palangana Mine	$366,131	$688,196	$751,280	$1,120,856
Goliad Project	24,022	20,036	44,831	54,293
Burke Hollow Project	204,708	159,981	926,252	1,140,548
Longhorn Project	781	19,477	4,373	30,723
Salvo Project	2,912	2,039	17,075	22,839
Anderson Project	55,083	29,250	167,216	123,422
Workman Creek Project	1,001	-	31,691	31,300
Slick Rock Project	5,036	-	53,861	49,784
Yuty Project	91,526	40,872	202,543	259,761
Coronel Oviedo Project	153,833	151,178	286,732	295,762
Other Mineral Property Expenditures	173,173	143,239	381,372	385,111
Re-valuation of Asset Retirement Obligations	(184,381)	-	(184,381)	-
	$893,825	$1,254,268	$2,682,845	$3,514,399

General and Administrative

During the three and six months ended January 31, 2016, general and administrative expenses totaled $2,805,811 and $5,081,204 (three and six months ended January 31, 2015: $3,366,449 and $6,544,037), respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same period last year:

•	For the three and six months ended January 31, 2016, salaries, management and consulting fees totaled $645,374 and $1,301,389, respectively, which have remained consistent compared with $623,136 and $1,280,279 for the three and six months ended January 31, 2015;

•	For the three and six months ended January 31, 2016, office, investor relations, communications and travel expenses totaled $647,455 and $1,301,011, respectively, which decreased by $37,312 and $121,539, respectively, compared with $684,767 and $1,422,550 for the three and six months ended January 31, 2015. This decrease reflects our continuing efforts to monitor and control these costs and reduce expenses wherever possible;

•	For the three and six months ended January 31, 2016, professional fees totaled $450,634 and $790,013, respectively, which increased by $248,457 and $259,471, respectively, compared with $202,177 and $530,542 for the three and six months ended January 31, 2015. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	For the three and six months ended January 31, 2016, stock-based compensation totaled $1,062,348 and $1,688,791, which decreased by $794,021 and $1,621,875, respectively, compared with $1,856,369 and $3,310,666, for the three and six months ended January 31, 2015. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company’s common stock issued to consultants. During the three and six months ended January 31, 2016 and 2015, we continued to utilize equity-based payments for certain consulting services as part of our continuing efforts to reduce cash outlays. During the three months ended October 31, 2014, stock options to purchase 7,540,000 shares of the Company’s common stock were granted to certain directors, officers, employees and consultants of the Company. The fair value of these stock options has been amortized on an accelerated basis over the vesting period of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2016, depreciation, amortization and accretion totaled $232,186 and $475,085, respectively, which decreased by $257,298 and $591,641, respectively, compared to $489,484 and $1,066,726 for the three and six months ended January 31, 2015. This decrease was primarily the result of the discontinuation of depletion and/or depreciation of the Palangana Mine and Hobson Processing Facility due to further reduced operations, combined with the effects of certain property and equipment reaching full depletion and/or depreciation. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2016, interest and finance costs totaled $789,770 and $1,567,463, respectively, which have remained consistent compared to $767,854 and $1,505,343 for the three and six months ended January 31, 2015.

For the three and six months ended January 31, 2016, interest and finance costs were primarily comprised of, amortization of debt discount of $347,723 and $683,390, interest paid on long-term debt of $408,889 and $817,778 and amortization of annual surety bond premium of $28,391 and $56,760, respectively.

For the three and six months ended January 31, 2015, interest and finance costs were primarily comprised of: amortization of debt discount of $334,997 and $658,404, interest paid on long-term debt of $408,889 and $817,778 and amortization of annual surety bond premium of $18,780 and $18,780, respectively.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015

Sales	$-	$-	$3,080,000	$-
Net loss	(4,801,505)	(5,072,034)	(5,412,432)	(5,347,729)
Total comprehensive loss	(4,801,724)	(5,072,233)	(5,412,059)	(5,347,522)
Basic and diluted loss per share	(0.05)	(0.05)	(0.06)	(0.06)
Total assets	49,982,462	53,130,380	57,900,257	52,171,028

	For the Quarters Ended
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014

Sales	$-	$-	$-	$-
Net loss	(5,875,540)	(6,726,227)	(6,219,172)	(6,697,107)
Total comprehensive loss	(5,876,988)	(6,726,451)	(6,219,156)	(6,704,335)
Basic and diluted loss per share	(0.06)	(0.07)	(0.07)	(0.07)
Total assets	55,315,547	59,608,374	64,655,888	70,496,960

Liquidity and Capital Resources

	January 31, 2016	July 31, 2015
Cash and cash equivalents	$2,406,123	$10,092,408
Current assets	3,289,970	10,807,618
Current liabilities	13,631,613	4,560,698
Current portion of long-term debt	11,666,667	1,666,667
Working capital (Working capital deficiency)	(10,341,643)	6,246,920

At January 31, 2016, we had a working capital deficiency of $10,341,643, a decrease of $16,588,563 from our working capital of $6,246,920 at July 31, 2015. Current assets include $2,406,123 in cash and cash equivalents, the largest component of current assets. Current liabilities include $11,666,667, the current portion of long-term debt which is the largest component of current liabilities and represents the principal amounts due over the next twelve months.

Subsequent to January 31, 2016, the Company and its Lenders agreed to extend the $20,000,000 Second Amended Credit Facility by deferring required principal payments to February 1, 2019 and by extending the maturity date of the Second Amended Credit Facility to January 1, 2020. This will result in the deferral of the recognition of any current portion of long-term debt until February 1, 2018. Refer to Note 7: Long-Term Debt to the consolidated financial statements for the three and six months ended January 31, 2016.

Subsequent to January 31, 2016, on March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 under its 2014 Shelf. Refer to Note 9: Capital Stock to the consolidated financial statements for the three months and six months ended January 31, 2016.

As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to the Consolidated Financial Statements for the three and six months ended January 31, 2016.

During the three and six months ended January 31, 2016, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

Although our planned principal operations commenced in Fiscal 2012 from which significant revenues from U3O8 sales have been realized historically, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. During the six months ended January 31, 2016, no revenue from U3O8 sales was realized and our net loss totaled $9,873,539, resulting in an accumulated deficit balance of $201,897,613 at January 31, 2016. During the six months ended January 31, 2016 and 2015, net cash flows decreased by $7,686,285 and $4,477,348, respectively. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund our operations. We have also relied to a limited extent, on cash flows generated from our mining activities during Fiscal 2015, 2013 and 2012, however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Our anticipated operations including exploration and pre-extraction activities, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced on September 5, 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2015 continues or weakens further during Fiscal 2016;

•	if the weakness in the market price of our common stock experienced in Fiscal 2015 continues or weakens further during Fiscal 2016;

•	if we default on making scheduled payments of fees and complying with the restrictive covenants as required under the Second Amended Credit Facility during Fiscal 2016, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against our key assets securing our indebtedness; and

•	if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2016, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and to continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Debt Financing

Subsequent to January 31, 2016 and pursuant the Second Amended Credit Facility, which supersedes in their entirety the prior Amended and Restated Credit Agreement dated and effective March 13, 2014 and the prior Credit Agreement dated and effective July 30, 2013, the Company and the Lenders agreed to extend the $20,000,000 senior secured credit facility by deferring required principal payments to February 1, 2019 and by extending the maturity date of the Second Amended Credit Facility to January 1, 2020. Under the terms of the Second Amended Credit Facility, the Facility Amount remains non-revolving with interest calculated at a rate of 8% per annum, compounded and payable on a monthly basis.

Refer to Note 7: Long-Term Debt of the Notes to the Consolidated Financial Statements for the three and six months ended January 31, 2016.

Equity Financings

We filed a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (“2014 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

Subsequent to January 31, 2016, on March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of common stock of the Company and half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share to of common stock of the Company for a three year period from the date of issuance.

At January 31, 2016, a total of $16.7 million of the $100 million registered under the 2014 Shelf had been utilized ($10.0 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants on June 25, 2015 and $6.7 million representing the aggregate exercise price of those share purchase warrants and the agents’ share purchase warrants should they be exercised in full).

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2016 was $7,941,243 (six months ended January 31, 2015: $8,795,608). Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2016 was $272,580, resulting from net cash of $225,115 received from the exercise of stock options and a $47,465 increase in amounts due to related parties. Net cash provided by financing activities during the six months ended January 31, 2015 was $425,273 resulting from net cash of $431,590 received from the issuance of common shares for an equity financing and the exercise of stock options, offset by a $6,317 decrease in amounts due to related parties.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2016 was $17,622 resulting primarily from the purchase of property, plant and equipment. Net cash provided by investing activities during the six months ended January 31, 2015 was $3,892,987, resulting primarily from gross proceeds of $5,663,158 received from the release of reclamation deposits, offset by the payment of collateral for the surety bonds of $1,690,208, acquisition of mineral rights and properties of $73,624 and purchase of property, plant and equipment of $5,993.

Stock Options and Warrants

At January 31, 2016, the Company had stock options outstanding representing 11,117,858 common shares at a weighted-average exercise price of $1.42 per share and share purchase warrants outstanding representing 7,859,524 common shares at a weighted-average exercise price of $2.37 per share. At January 31, 2016, outstanding stock options and warrants represented a total 18,977,382 shares issuable for gross proceeds of approximately $34,365,000 should these stock options and warrants be exercised in full. At January 31, 2016, outstanding in-the-money stock options and warrants represented a total 1,269,634 common shares exercisable for gross proceeds of approximately $596,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Directors and Officers

During the three and six months ended January 31, 2016, the Company incurred $68,469 and $98,593 (three and six months ended January 31, 2015: $33,524 and $72,658), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer of the Company. In addition, during the six months ended January 31, 2015, the Company issued 15,000 restricted shares of common stock with a fair value of $18,150 to this company for consulting services included in general and administrative costs.

At January 31, 2016, amounts owed to related parties totaled $62,125 (July 31, 2015: $14,660). These amounts are unsecured, non-interest bearing and due on demand.

Material Commitments

Long-Term Debt Obligations

At January 31, 2016, we have made all scheduled payments and complied with all of the covenants under the prior Amended and Restated Credit Agreement dated and effective March 13, 2014, which has now been superseded by our Second Amended Credit Facility effective on February 9, 2016.

Subsequent to January 31, 2016 and pursuant to the Second Amended Credit Facility, the Company and the Lenders agreed to extend the $20,000,000 senior secured credit facility by deferring required principal payments to February 1, 2019 and by extending the maturity date of the Second Amended Credit Facility to January 1, 2020.

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

Subsequent Events

Other than disclosed elsewhere in the Form 10-Q report, the Company had the following material subsequent event to report:

On March 4, 2016, the Company entered into the SPOA with CIC Resources Inc. (the “Vendor”) pursuant to which the Company acquired all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an Option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC’), another wholly-owned subsidiary of the Vendor.  CIC is the beneficial owner of Paraguay Resources Inc., which is the 100% owner of certain mineral property concessions, currently encompassing approximately 160,930 hectares, which are located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay. Upon exercise of the Option, the Company is required to pay, subject to certain adjustments, $250,000 in cash to the Vendor and grant the Vendor a 1.5% net smelter returns royalty.

Pursuant to the SPOA, the Company issued 1,333,560 restricted common shares and paid $50,000 in cash as consideration.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015, (the "Securities Case") seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company has filed a motion to dismiss.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015, (the “Federal Derivative Case”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company has filed a motion to dismiss.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company's Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case.

The Company believes that the Securities Case and the Derivative Cases are without merit and intends to defend vigorously against them.

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

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Quarterly Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $201.9 million at January 31, 2016. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, 2013 and 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At January 31, 2016, we had a working capital deficiency of $10.3 million calculated as the difference between current assets and current liabilities. Current assets include $2.4 million in cash and cash equivalents, the largest component of current assets. Current liabilities include $11.7 million, the current portion of long-term debt which is the largest component of current liabilities and represents the principal amounts due over the next twelve months. Subsequent to January 31, 2016, the Company and the Lenders agreed to extend the $20,000,000 senior secured credit facility by deferring required principal payments to February 1, 2019 and by extending the maturity date of the Second Amended Credit Facility to January 1, 2020. This will result in the deferral of the recognition of any current portion of long-term debt until February 1, 2018. Refer to Note 7: Long-Term Debt to the consolidated financial statements for the three and six months ended January 31, 2016.

Subsequent to January 31, 2016, on March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10.5 million pursuant to a prospectus supplement to the 2014 Shelf. Refer to Note 9: Capital Stock to the consolidated financial statements for the three and six months ended January 31, 2016.

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

Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

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

Effective on February 9, 2016, we entered into a Second Amended and Restated Credit Agreement with our Lenders under which we had previously drawn down the maximum $20 million in principal as of January 31, 2016. The Second Amended Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on February 1, 2019. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Second Amended Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against the Company’s assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

Furthermore, the Second Amended Credit Facility includes restrictive covenants that, among other things, limit our ability to sell our assets or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these restrictive covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets.

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

During the six months ended January31, 2016, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to, (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as the Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for the Hobson Processing Facility and the Palangana Mine, and have recorded a liability of $3.9 million on our balance sheet at January 31, 2016 to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of the Hobson Processing Facility and the Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $3.9 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example: (i) there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; (ii) a material ore body may prove to be below expectations; (iii) we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and (v) the acquired business or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

Uranium exploration and pre-extraction programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electrical generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electrical generation.

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

We hold certain mineral rights located in Paraguay through the acquisition of Piedra Rica Mining S.A. and Transandes Paraguay S.A., both companies incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

Several of our directors and officers are residents outside of the United States., and it may be difficult for stockholders to enforce within the United States any judgments obtained against such directors or officers.

Several of our directors and officers are nationals and/or residents of countries other than the United States., and all or a substantial portion of such persons' assets are located outside of the United States. As a result, it may be difficult for investors to effect service of process on such directors and officers, or enforce within the United States any judgments obtained against such directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, stockholders may be effectively prevented from pursuing remedies against such directors and officers under United States federal securities laws. In addition, stockholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under United States federal securities laws. The foregoing risks also apply to those experts identified in this document that are not residents of the United States.

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

We are authorized to issue 750,000,000 shares of common stock of which 100,229,880 shares were issued and outstanding as of January 31, 2016. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 Shelf Registration Statement, which was declared effective on January 10, 2014. This Registration Statement provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $16.7 million has been utilized through public offerings as of January 31, 2016.

We are subject to the Continued Listing Criteria of the NYSE MKT and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE MKT.  In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to these objective standards, the NYSE MKT may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE MKT’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2016, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	On November 2 and 4, 2015, we issued an aggregate of 152,000 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 110,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.12 per share; (ii) we issued 4,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.12 per share; and (iii) we issued 38,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.12 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other two consultants.

•	On November 16, 2015, we issued an aggregate of 27,636 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 13,636 shares of restricted common stock to a consultant at a deemed issuance price of $1.10 per share; (ii) we issued 10,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.06 per share; and (iii) we issued 4,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.00 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to two consultants and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other consultant.

•	On December 7, 2015, we issued 4,000 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.03 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On December 14, 2015, we issued an aggregate of 27,636 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 13,636 shares of restricted common stock to a consultant at a deemed issuance price of $1.10 per share; (ii) we issued 10,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.04 per share; and (iii) we issued 4,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.00 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to two consultants and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other consultant.

•	On December 17, 2015, we issued an aggregate of 188,834 shares of restricted common stock to four consultants in consideration for services under consulting agreements, as follows: (i) we issued 80,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.02 per share; (ii) we issued 50,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.02 per share; (iii) we issued 38,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.00 per share; and (iv) we issued 20,834 shares of restricted common stock to a consultant at a deemed issuance price of $1.20 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to two consultants and on exemptions from registration under the Securities Act provided by Regulation S and/or Sect ion 4(a)(2) with respect to the issuance of these shares to the other two consultants.

•	On January 5, 2016, we issued 4,000 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.03 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On January 18, 2016, we issued 20,833 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.20 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2016, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer (Principal Executive Officer) and Director
Date: March 10, 2016

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: March 10, 2016