Form 10-Q
period 2016-04-30
URANIUM ENERGY CORP
filed 2016-06-09
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 116,414,054 shares of common stock outstanding as of June 6, 2016.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2016

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

		April 30, 2016	July 31, 2015

CURRENT ASSETS
Cash and cash equivalents		$10,086,805	$10,092,408
Inventories		251,999	251,999
Prepaid expenses and deposits		751,598	444,500
Other current assets		24,730	18,711
		11,115,132	10,807,618

MINERAL RIGHTS AND PROPERTIES	3	38,163,086	38,437,967
PROPERTY, PLANT AND EQUIPMENT	4	7,020,860	6,948,647
RECLAMATION DEPOSITS	5	1,706,026	1,706,025
OTHER LONG-TERM ASSET	6	1,553,388	-
		$59,558,492	$57,900,257

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,113,018	$2,538,544
Due to related parties	7	897	14,660
Current portion of long-term debt		-	1,666,667
Current portion of asset retirement obligations		-	340,827
		2,113,915	4,560,698

DEFERRED INCOME TAX LIABILITIES		653,154	676,064
LONG-TERM DEBT	8	18,913,370	18,090,811
OTHER LONG-TERM LIABILITY	6	315,519	-
ASSET RETIREMENT OBLIGATIONS	9	3,932,073	3,586,019
		25,928,031	26,913,592

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 116,092,655 shares issued and outstanding (July 31, 2015 - 97,834,087)	10	116,093	97,841
Additional paid-in capital		239,105,949	222,927,529
Accumulated deficit		(205,576,668)	(192,024,074)
Accumulated other comprehensive loss		(14,913)	(14,631)
		33,630,461	30,986,665
		$59,558,492	$57,900,257

COMMITMENTS AND CONTINGENCIES	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Notes	2016	2015	2016	2015
SALES		$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales		-	-	-	-
Mineral property expenditures	3, 9	725,968	1,045,842	3,408,813	4,560,241
General and administrative	7,10	2,005,465	3,167,896	7,086,669	9,711,933
Depreciation, amortization and accretion	3, 4, 9	205,488	374,082	680,573	1,440,808
Impairment loss on mineral properties	3	-	-	86,535	-
		2,936,921	4,587,820	11,262,590	15,712,982
LOSS FROM OPERATIONS		(2,936,921)	(4,587,820)	(11,262,590)	(15,712,982)

OTHER INCOME (EXPENSES)
Interest income		7,221	1,640	14,470	9,646
Interest expenses and finance costs	8	(710,767)	(764,761)	(2,278,230)	(2,270,104)
Loss on disposition of assets		-	2,400	(2,186)	(498)
Realized loss on available-for-sale securities		-	(3,023)	-	(3,023)
Loss on settlement of current liabilities	7,13	(46,968)	-	(46,968)	-
		(750,514)	(763,744)	(2,312,914)	(2,263,979)
LOSS BEFORE INCOME TAXES		(3,687,435)	(5,351,564)	(13,575,504)	(17,976,961)

DEFERRED INCOME TAX BENEFIT		8,380	3,835	22,910	27,465
NET LOSS FOR THE PERIOD		(3,679,055)	(5,347,729)	(13,552,594)	(17,949,496)

OTHER COMPREHENSIVE LOSS (INCOME),
NET OF INCOME TAXES		136	207	(282)	(1,465)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(3,678,919)	$(5,347,522)	$(13,552,876)	$(17,950,961)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.03)	$(0.06)	$(0.13)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		109,710,985	92,034,908	102,588,834	91,683,568

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Nine Month Ended April 30,
	Notes	2016	2015
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(13,552,594)	$(17,949,496)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	10	2,487,651	4,628,544
Depreciation, amortization and accretion	3,4,9	680,573	1,440,808
Amortization of long-term debt discount	8	960,807	994,668
Re-valuation of asset retirement obligations	3,9	(184,381)	-
Impairment loss on mineral properties	3	86,535	-
Loss on disposition of assets		2,186	498
Realized loss on available-for-sale securities		-	3,023
Loss on settlement of current liabilities	7,13	46,968	-
Deferred income tax benefit		(22,910)	(27,465)
Changes in operating assets and liabilities
Inventories		-	(244,045)
Prepaid expenses and deposits		(303,294)	(94,035)
Other current assets		(6,301)	(478)
Accounts payable and accrued liabilities		(460,536)	(513,926)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(10,265,296)	(11,761,904)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	10,324,264	435,590
Due to related parties		-	19,394
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		10,324,264	454,984

INVESTING ACTIVITIES
Net cash used in asset acquisition	6	(46,084)	-
Investment in mineral rights and properties		-	(73,624)
Purchase of property, plant and equipment		(19,304)	(10,905)
Proceeds from disposition of assets		818	2,400
Cash proceeds from the release of reclamation deposits		-	5,663,158
Payment of collateral for surety bonds		-	(1,690,208)
Decrease in reclamation deposits		(1)	(346)
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES		(64,571)	3,890,475

NET CASH FLOWS		(5,603)	(7,416,445)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		10,092,408	8,839,892
CASH AND CASH EQUIVALENTS, END OF PERIOD		$10,086,805	$1,423,447

SUPPLEMENTAL CASH FLOW INFORMATION	8,13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$(192,024,074)	$(14,631)	$30,986,665
Common stock
Issued for equity financing, net of issuance costs	12,364,704	12,365	9,972,152	-	-	9,984,517
Issued for exercise of stock options	682,167	682	224,433	-	-	225,115
Issued for credit facility	1,711,933	1,712	1,698,288	-	-	1,700,000
Issued for asset acquisition	1,333,560	1,334	1,225,541	-	-	1,226,875
Issued for settlement of current liabilities	487,574	487	452,957	-	-	453,444
Stock-based compensation
Common stock issued for consulting services	1,370,843	1,370	1,336,721	-	-	1,338,091
Common stock issued for compensation	307,787	302	279,028	-	-	279,330
Stock options issued to consultants	-	-	66,317	-	-	66,317
Stock options issued to management	-	-	640,789	-	-	640,789
Stock options issued to employees	-	-	163,124	-	-	163,124
Warrants extension for mineral property	-	-	14,155	-	-	14,155
Warrants extension for credit facility	-	-	104,915	-	-	104,915
Net loss for the period	-	-	-	(13,552,594)	-	(13,552,594)
Other comprehensive loss	-	-	-	-	(282)	(282)
Balance, April 30, 2016	116,092,655	$116,093	$239,105,949	$(205,576,668)	$(14,913)	$33,630,461

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the nine months ended April 30, 2016 and the fiscal year ended July 31, 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future.

At April 30, 2016, the Company had a working capital of $9.0 million including cash and cash equivalents of $10.1 million. As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon its ability to obtain adequate additional financing which the Company has successfully secured since its inception, including those from asset divestitures. However, there is no assurance that the Company will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company; therefore substantial doubt exist as to whether the Company’s cash resources and working capital will be sufficient to enable the Company to continue as a going concern for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016.

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

April 30, 2016

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

Recently Issued Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09, Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”) as part of its simplification initiative. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. For public business entities, ASU 2016-09 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company plans to make an election to account for forfeitures when they occur for the fiscal year ending July 31, 2017, and doesn’t expect that this election would have a significant impact on the Company’s consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

NOTE 3:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2016, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At April 30, 2016, annual maintenance payments of approximately $2,500,000 were required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	April 30, 2016	July 31, 2015
Mineral Rights and Properties
Palangana Mine	$6,562,348	$6,587,135
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,472,008	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	244,827	285,741
	41,858,333	41,969,655
Accumulated Depletion	(3,929,884)	(3,929,884)
	37,928,449	38,039,771

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,314,890)	(2,166,966)
	95,148	243,072

Land Use Agreements	404,310	390,155
Accumulated Amortization	(264,821)	(235,031)
	139,489	155,124
	$38,163,086	$38,437,967

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

During the nine months ended April 30, 2016, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $24,787, and a credit amount of re-valuation of ARO totaling $184,381 being recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 9. Asset Retirement Obligations.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

During the nine months ended April 30, 2016, the Company abandoned certain mineral interests at projects located in Colorado and New Mexico having a combined acquisition cost of $86,535. As a result, an impairment loss on mineral properties of $86,535 was reported on the consolidated statement of operations for the nine months ended April 30, 2016.

During the three and nine months ended April 30, 2016, the Company continued with the strategic plan for reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on the Company’s consolidated financial statements for the three and nine months ended April 30, 2016.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Mineral Property Expenditures
Palangana Mine	$280,345	$500,535	$1,031,625	$1,621,391
Goliad Project	26,848	25,631	71,679	79,924
Burke Hollow Project	48,409	94,702	974,661	1,235,250
Longhorn Project	247	22,276	4,620	52,999
Salvo Project	4,622	16,751	21,697	39,590
Anderson Project	3,564	50,142	170,780	173,564
Workman Creek Project	418	-	32,109	31,300
Slick Rock Project	-	2,924	53,861	52,708
Yuty Project	89,246	41,274	291,788	301,035
Coronel Oviedo Project	136,031	132,315	422,763	428,077
Other Mineral Property Expenditures	136,238	159,292	517,611	544,403
Re-valuation of Asset Retirement Obligations	-	-	(184,381)	-
	$725,968	$1,045,842	$3,408,813	$4,560,241

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	April 30, 2016			July 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,440,105	(2,202,485)	237,620	2,452,572	(2,019,996)	432,576
Logging Equipment and Vehicles	1,962,895	(1,785,206)	177,689	1,962,895	(1,714,908)	247,987
Computer Equipment	585,434	(549,175)	36,259	615,064	(573,355)	41,709
Furniture and Fixtures	172,215	(167,598)	4,617	182,802	(176,726)	6,076
Land	519,520	-	519,520	175,144	-	175,144
	$12,499,257	$(5,478,397)	$7,020,860	$12,207,565	$(5,258,918)	$6,948,647

During the three and nine months ended April 30, 2016, no uranium concentrate was processed at the Hobson Processing Facility due to the further reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the consolidated financial statements for the three and nine months ended April 30, 2016.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

NOTE 5:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and reclamation activities in the respective states where the deposits are held.

Reclamation deposits consisted of the following:

	April 30, 2016	July 31, 2015
Palangana Mine	$1,102,981	$1,102,981
Hobson Processing Facility	587,228	587,228
Arizona	15,000	15,000
Wyoming	817	816
	$1,706,026	$1,706,025

NOTE 6:	OTHER LONG-TERM ASSET AND LIABILITY

On March 4, 2016, the Company entered into a share purchase and option agreement (the “SPOA”) with CIC Resources Inc. (the “Vendor”) pursuant to which the Company acquired (the “Acquisition”) all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “Option”), another wholly-owned subsidiary of the Vendor.  JDL’s principal assets include a piece of land located in the department of Alto Parana in the Republic of Paraguay.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain mineral property concessions (the “Property”), which are located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

Pursuant to the SPOA, the Company issued 1,333,560 restricted common shares in the capital of the Company and paid $50,000 in cash to complete the Acquisition. If the Company has paid or caused to have paid on the Vendor’s behalf certain maintenance payments and assessment work required to keep the Property in good standing as directed by the Vendor, during the one-year period following completion of the Acquisition (the “Option Period”), the Company may elect in its discretion to exercise the Option at any time, or if, in accordance with the SPOA, the Vendor satisfied certain conditions precedent to exercise, the Company will be deemed to have exercised the Option.  Upon exercise of the Option the Company is required to pay, subject to certain adjustments, $250,000 in cash to the Vendor and to grant to the Vendor a 1.5% net smelter returns royalty (the “Royalty”) on the Property as contemplated by a proposed net smelter returns royalty agreement (the “Royalty Agreement”) to be executed by the parties upon exercise of the Option.  Pursuant to the proposed Royalty Agreement, the Company has the right, exercisable at any time for a period of six years following exercise of the Option, to acquire one-half percent (0.5%) of the Royalty at a purchase price of $500,000.

In accordance with Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment, the acquisition of JDL was accounted for as an asset acquisition as it was determined that JDL’s operations do not meet the definition of a business as defined in ASC 805 Business Combinations.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

The fair value of the consideration paid and its allocation to the identifiable assets acquired and liabilities assumed are summarized as follows:

Consideration paid
1,333,560 UEC common shares at $0.92 per share	$1,226,875
Cash consideration	50,000
Cash payable upon exercise the Option	250,000
Transaction costs	63,090
$1,589,965

Assets acquired and liabilities assumed
Cash and cash equivalents	$3,916
Prepaid expenses	3,804
Land	344,376
Other long-term asset (Option to acquire CIC)	1,553,388
Due to CIC	(315,519)
$1,589,965

The Company holds a variable interest in CIC as a result of the Option; however, it is not the primary beneficiary due to the fact that the Company does not have the power over decisions that significantly affect CIC’s economic performance. Accordingly, UEC does not consolidate the results of CIC. Therefore, the other long-term asset effectively represents the amount paid in advance ($1,303,388) and to be paid upon the exercise of the option ($250,000) for the acquisition of CIC.

The Company’s maximum exposure to loss from the unconsolidated variable interest entity at April 30, 2016, which would arise if UEC is unable to exercise the Option, was approximately $1.3 million, representing the value of the Option (allocated fair value of $1,553,388), net of cash payable of $250,000 upon exercise of the Option.

The $250,000 cash payment which UEC will be required to make upon exercise of the Option has been recorded as a liability within Accounts Payable and Accrued Liabilities, and included in the consideration paid as it was determined to be probably that this payment will be made.

The liability of $315,519 represents the net amount due from JDL and its subsidiary to CIC and its subsidiary (formerly these entities were both part of the Vendor’s consolidated group). The amount has been classified as non-current as it has no stated terms of interest or repayment, and not expected to be settled within the next twelve months.

NOTE 7:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2016, the Company incurred $30,134 and $128,727 (three and nine months ended April 30, 2015: $45,443 and $118,101), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer of the Company.

During the three months ended April 30, 2016, the Company issued 117,998 restricted common shares with a fair value of $109,738 as settlement of amounts owed to this company totaling $98,371. As a result, a loss on settlement of current liabilities of $11,367 was recognized in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended April 30, 2015, the Company issued 15,000 restricted shares of common stock with a fair value of $18,150 to this company for consulting services included in general and administrative costs.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

At April 30, 2016, amounts owed to related parties totaled $897 (July 31, 2015: $14,660). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8:	LONG-TERM DEBT

On February 9, 2016, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with its lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby the Company and the Lenders agreed to certain further amendments to the $20,000,000 senior secured credit facility (the “Credit Facility”), including the following terms:

•	extension of the maturity date from July 31, 2017 to January 1, 2020;
•	deferral of the monthly principal payments (each of which is equal to one-twelfth of the principal balance then outstanding) commencement date from July 31, 2016 to February 1, 2019;
•	re-pricing and extension of the existing bonus warrants comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of common stock of the Company at an exercise price reduced from $2.50 to $1.35 per share until expiry, extended by a further one and a half years from July 30, 2018 to January 30, 2020, subject to accelerated exercise whereby, upon notification by the Company, the warrant holders will have 30 days to exercise their warrants should the ten trading-day volume-weighted average price of the Company’s shares equal or exceed $2.70;
•	issuance of second extension fee shares equal to 4% of the principal balance outstanding or $800,000 paid to the Lenders by way of the issuance of 959,613 shares of common stock of the Company with a price per share based on a 10% discount to the five trading-day volume-weighted average price of the Company’s shares;
•	payment of second extension anniversary fees to the Lenders on each of February 1, 2017, 2018 and 2019, of 5.5%, 4.5% and 4.5%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated as a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date; and
•	maintenance at all times of a working capital ratio of not less than 1:1. Working capital ratio is calculated by dividing current assets by current liabilities, excluding the effects of principal payments on the determination of working capital.

Under the terms of the Second Amended and Restated Credit Agreement, the non-revolving Credit Facility has an interest rate of 8% per annum, with the underlying effective interest rate being 14.28%.

The Second Amended and Restated Credit Agreement supersedes, in their entirety, the prior Amended and Restated Credit Agreement dated and effective March 13, 2014 and the prior Credit Agreement dated and effective July 30, 2013.

The incremental value associated with the re-pricing and extension of the bonus warrants was determined to be $104,915 and has been recorded as an additional discount on long-term debt. The incremental value was determined using the Black-Scholes option pricing model with the following assumptions:

Expected Life in Years	3.98
Expected Annual Volatility	71.10%
Expected Risk Free Interest Rate	1.00%
Expected Dividend Yield	0.00%

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

As at April 30, 2016, long-term debt consisted of the following:

	April 30, 2016	July 31, 2015
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(1,086,630)	(242,522)
Long-term debt, net of unamortized discount	18,913,370	19,757,478

For the three and nine months ended April 30, 2016 and 2015, the amortization of debt discount totaled $277,417 and $960,807 (three and nine months ended April 30, 2015: $336,362 and $994,668), respectively, which was recorded as interest expense and included in the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended April 30, 2016, prior to the execution of the Second Amended and Restated Credit Agreement, and pursuant to the terms of the Amended and Restated Credit Agreement dated and effective March 13, 2014, the Company paid bonus shares to its lenders through the issuance of 752,320 restricted shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015, which was recorded as a discount on long-term debt to be amortized using the effective interest rate over the life of the long-term debt.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at April 30, 2016 are as follows:

Fiscal 2016	$-
Fiscal 2017	-
Fiscal 2018	-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2015	$3,926,846
Revision in estimate of asset retirement obligations	(209,168)
Accretion	214,395
Balance, April 30, 2016	$3,932,073

During the nine months ended April 30, 2016, the ARO for the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities associated with the Palangana Mine were reduced by $209,168, the corresponding mineral rights and properties were reduced by $24,787, and a credit amount of re-valuation of ARO totaling $184,381 was recognized as a result of a downward adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2016	July 31, 2015
Undiscounted amount of estimated cash flows	$6,650,255	$6,600,868

Payable in years	2.1 to 15	2.5 to 15
Inflation rate	0.90% to 2.25%	2.02% to 2.25%
Discount rate	5.15% to 8.00%	6.56% to 8.00%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2016	$-
Fiscal 2017	139,052
Fiscal 2018	414,058
Fiscal 2019	667,984
Fiscal 2020	620,673
Remaining balance	4,808,488
$6,650,255

NOTE 10:	CAPITAL STOCK

Equity Financing

During Fiscal 2014, the Company filed a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (the “2014 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

On March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit is comprised of one share of the Company and half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share of the Company totaling 6,182,351 for a three year period from the date of issuance. The Company issued share purchase warrants to agents as part of share issuance costs to purchase 411,997 shares of the Company exercisable at a price of $1.20 per share also for a three year period from the date of issuance.

The shares were valued at the Company’s closing price of $0.81 per share at March 10, 2016. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	1.11%
Expected Annual Volatility	74.34%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0.00%

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

The net proceeds from the 2014 Shelf equity financing were allocated to the fair values of the shares and share purchase warrants as presented below:

Fair Value of Shares	$10,015,410
Fair Value of Share Purchase Warrants	1,938,995
Total Fair Value Before Allocation to Net Proceeds	$11,954,405

Gross Proceeds	$10,510,000
Share Issuance Costs - Cash	(525,482)
Net Cash Proceeds Received	$9,984,518

Relative Fair Value Allocation to:
Shares	$8,365,038
Share Purchase Warrants	1,619,480
$9,984,518

At April 30, 2016, a total of $35.1 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $64.9 million under the 2014 Shelf.

•	on June 25, 2015: $10.0 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $6.7 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full; and

•	on March 10, 2016: $10.5 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $7.9 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full.

Share Transactions

A summary of the Company’s share transactions for the three and nine months ended April 30, 2016 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2015	97,834,087
Bonus Shares for Credit Facility	752,320	$1.20	$1.20	$900,000
Consulting Services	274,982	1.03	1.38	305,594
Share Compensation	33,315	1.00	1.12	35,264
Balance, October 31, 2015	98,894,704
Consulting Services	581,421	0.72	1.12	608,179
Share Compensation	71,588	1.06	1.08	76,236
Options Exercised	682,167	0.33	0.33	225,115
Balance, January 31, 2016	100,229,880
Second Extension Fee Shares for Credit Facility	959,613	0.83	0.83	800,000
Settlement of Current Liabilities	487,574	0.93	0.93	453,444
Equity Financing	12,364,704	0.85	0.85	10,510,000
Asset Acquisition	1,333,560	0.92	0.92	1,226,875
Consulting Services	514,440	0.73	0.93	424,316
Share Compensation	202,884	0.75	0.96	167,830
Balance, April 30, 2016	116,092,655

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at April 30, 2016 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	6,594,348	March 10, 2019	2.86
1.35	2,600,000	January 30, 2020	3.75
1.95	50,000	June 3, 2018	2.09
2.12	2,850,000	June 25, 2018	2.15
2.60	1,859,524	October 23, 2016	0.48
$1.61	13,953,872		2.56

Stock Options

At April 30, 2016, the Company had one stock option plan, the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan provides for up to 9,600,250 shares of the Company that may be issued pursuant to awards that may be granted together with an additional 10,569,301 shares of the Company that may be issued pursuant to stock options previously granted under the Company’s prior 2014 Stock Incentive Plan (the “2014 Plan”). The 2015 Plan supersedes and replaces the Company’s prior 2014 Plan, which superseded and replaced the Company’s prior 2013, 2009 and 2006 Stock Incentive Plans, such that no further shares are issuable under those prior plans.

A summary of stock options granted by the Company during the nine months ended April 30, 2016, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

	Options	Exercise	Term	Fair	Expected	Risk-Free	Dividend	Expected
Date	Issued	Price	(Years)	Value	Life (Years)	Interest Rate	Yield	Volatility
August 7, 2015	105,000	$1.32	5	$68,824	2.90	1.04%	0.00%	77.17%
October 14, 2015	1,000,000	1.14	5	563,195	2.90	0.81%	0.00%	77.01%
January 12, 2016	300,000	0.98	5	145,902	2.90	1.15%	0.00%	76.96%
Total	1,405,000			$777,921

A continuity schedule of outstanding stock options for the underlying common shares for the nine months ended April 30, 2016 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2015	10,581,975	$1.38
Issued	1,105,000	1.16
Forfeited	(5,000)	1.32
Balance, October 31, 2015	11,681,975	1.36
Issued	300,000	0.98
Exercised	(682,167)	0.33
Forfeited	(180,000)	1.32
Expired	(1,950)	5.90
Balance, January 31, 2016	11,117,858	1.42
Forfeited	(72,500)	1.81
Balance, April 30, 2016	11,045,358	$1.41

At April 30, 2016, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $439,068 (vested: $439,068 and unvested: $Nil).

At April 30, 2016, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Company’s 2015 Plan totaled $226,003 to be recognized over the next 0.76 years.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

A summary of stock options outstanding and exercisable at April 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
		Average	Remaining		Average	Remaining
Range of	Outstanding at	Exercise	Contractual Term	Exercisable at	Exercise	Contractual Term
Exercise Prices	April 30, 2016	Price	(Years)	April 30, 2016	Price	(Years)
$0.45 to $0.96	1,269,634	$0.47	1.56	1,269,634	$0.47	1.56
$0.97 to $2.45	8,840,000	1.35	3.54	8,057,500	1.37	3.44
$2.46 to $5.70	935,724	3.29	4.09	935,724	3.29	4.09
	11,045,358	$1.41	3.36	10,262,858	$1.44	3.27

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2016	2015	2016	2015
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$470,549	$502,854	$1,429,324	$1,380,279
Stock options issued to consultants	(4,461)	346,995	66,317	721,430
	466,088	849,849	1,495,641	2,101,709
Stock-Based Compensation for Management
Common stock issued to management	45,299	-	81,495	-
Stock options issued to management	195,464	263,306	640,789	1,424,585
	240,763	263,306	722,284	1,424,585
Stock-Based Compensation for Employees
Common stock issued to employees	76,299	-	106,602	-
Stock options issued to employees	15,710	204,723	163,124	1,102,250
	92,009	204,723	269,726	1,102,250
	$798,860	$1,317,878	$2,487,651	$4,628,544

NOTE 11:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Numerator
Net Loss for the Period	$(3,679,055)	$(5,347,729)	$(13,552,594)	$(17,949,496)

Denominator
Basic Weighted Average Number of Shares	109,710,985	92,034,908	102,588,834	91,683,568
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	109,710,985	92,034,908	102,588,834	91,683,568

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.06)	$(0.13)	$(0.20)

For the three and nine months ended April 30, 2016 and 2015, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

NOTE 12:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At April 30, 2016, long-term assets located in the U.S. totaled $33,436,732, or 69% of the Company’s total long-term assets of $48,443,360.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	April 30, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,369,394	$10,891,861	$821,276	$-	$13,080,555	$38,163,086
Property, Plant and Equipment	6,648,175	-	-	16,965	355,720	7,020,860
Reclamation Deposits	1,690,209	15,000	817	-	-	1,706,026
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,707,778	$10,906,861	$822,093	$16,965	$14,989,663	$48,443,360

	July 31, 2015
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,555,492	$10,891,861	$910,059	$-	$13,080,555	$38,437,967
Property, Plant and Equipment	6,926,682	-	-	7,502	14,463	6,948,647
Reclamation Deposits	1,690,209	15,000	816	-	-	1,706,025
Total Long-Term Assets	$22,172,383	$10,906,861	$910,875	$7,502	$13,095,018	$47,092,639

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments for the three and nine months ended April 30, 2016. All intercompany transactions have been eliminated.

	Three Months Ended April 30, 2016
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	495,830	3,982	881	-	225,275	725,968
General and administrative	1,426,110	66,534	989	514,853	(3,021)	2,005,465
Depreciation, amortization and accretion	200,732	-	750	2,385	1,621	205,488
	2,122,672	70,516	2,620	517,238	223,875	2,936,921
Loss from operations	(2,122,672)	(70,516)	(2,620)	(517,238)	(223,875)	(2,936,921)
Other income (expenses)	(745,888)	(4,663)	-	31	6	(750,514)
Loss before income taxes	$(2,868,560)	$(75,179)	$(2,620)	$(517,207)	$(223,869)	$(3,687,435)

	Three Months Ended April 30, 2015
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	786,935	50,119	35,199	-	173,589	1,045,842
General and administrative	2,400,403	51,889	4,368	707,481	3,755	3,167,896
Depreciation, amortization and accretion	368,448	-	501	2,741	2,392	374,082
	3,555,786	102,008	40,068	710,222	179,736	4,587,820
Loss from operations	(3,555,786)	(102,008)	(40,068)	(710,222)	(179,736)	(4,587,820)
Other income (expenses)	(759,273)	(4,640)	-	-	169	(763,744)
Loss before income taxes	$(4,315,059)	$(106,648)	$(40,068)	$(710,222)	$(179,567)	$(5,351,564)

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

	Nine Months Ended April 30, 2016
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	2,347,348	213,885	133,031	-	714,549	3,408,813
General and administrative	5,074,713	141,526	2,652	1,865,839	1,939	7,086,669
Depreciation, amortization and accretion	667,080	-	2,250	6,017	5,226	680,573
Impairment loss on mineral properties	-	-	86,535	-	-	86,535
	8,089,141	355,411	224,468	1,871,856	721,714	11,262,590
Loss from operations	(8,089,141)	(355,411)	(224,468)	(1,871,856)	(721,714)	(11,262,590)
Other income (expenses)	(2,299,582)	(14,198)	-	849	17	(2,312,914)
Loss before income taxes	$(10,388,723)	$(369,609)	$(224,468)	$(1,871,007)	$(721,697)	$(13,575,504)

	Nine Months Ended April 30, 2015
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	3,431,826	207,586	191,718	-	729,111	4,560,241
General and administrative	7,456,500	148,766	18,393	2,069,664	18,610	9,711,933
Depreciation, amortization and accretion	1,420,996	-	1,968	9,238	8,606	1,440,808
	12,309,322	356,352	212,079	2,078,902	756,327	15,712,982
Loss from operations	(12,309,322)	(356,352)	(212,079)	(2,078,902)	(756,327)	(15,712,982)
Other income (expenses)	(2,249,325)	(15,018)	-	(120)	484	(2,263,979)
Loss before income taxes	$(14,558,647)	$(371,370)	$(212,079)	$(2,079,022)	$(755,843)	$(17,976,961)

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2016 and 2015, the Company issued 1,370,843 and 891,273 restricted shares with a fair value of $1,338,091 and $1,380,279, respectively, for consulting services.

During the nine months ended April 30, 2016, the Company issued 307,787 shares with a fair value of $279,330 as compensation to certain management, employees and consultants of the Company under the 2015 Plan.

During the nine months ended April 30, 2016 and 2015, the Company paid $1,217,778 and $1,213,333, respectively, in cash for interest on its long-term debt.

During the nine months ended April 30, 2016, the Company issued 487,574 shares with a fair value of $453,444 as settlement of certain of the Company’s accounts payable totaling $406,476.

During the nine months ended April 30, 2016, the Company entered into a SPOA with CIC Resources Inc., pursuant to which the Company acquired all of the issued and outstanding shares of JDL Resources Inc. As consideration, the Company issued 1,333,560 restricted common shares and paid $50,000 in cash.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

NOTE 14:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $18,484. Office lease agreements expire between May 2017 and March 2021 for the United States and Canada.

The aggregate minimum payments over the next five fiscal years are as follows:

Fiscal 2016	$55,307
Fiscal 2017	217,867
Fiscal 2018	199,722
Fiscal 2019	88,979
Fiscal 2020	89,614
All subsequent years	59,743
$711,232

The Company is committed to pay its key executives a total of $750,000 per year for various management services.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016
(Unaudited)

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint.  The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules.  In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims. The court set the case for a four-week jury trial that was to take place in Yavapai County, Arizona, in April 2016.  In November 2015, after the completion of discovery, the Company and the remaining defendants filed motions for summary judgment, seeking to dismiss all of the Plaintiffs’ remaining claims.  While those motions were pending, the parties reached a settlement agreement with respect to all claims asserted by the Plaintiffs in that lawsuit.  A formal settlement and release agreement was subsequently executed, pursuant to which all of the Plaintiffs’ claims in the Arizona lawsuit were dismissed with prejudice.  Pursuant to the terms of the settlement agreement, the Defendants collectively paid $500,000 to the Plaintiffs, of which $50,000 will be paid by the Company.

On June 1, 2015, the Company received notice that Westminster Securities Corporation (“Westminster”) filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008.  Although the Concentric warrants expired by their terms on December 31, 2012, Westminster bases its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric.  The Company believes that this claim lacks merit and intends to vigorously defend the same.

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015, (the “Securities Case”) seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company has filed a motion to dismiss.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015, (the “Federal Derivative Case”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company has filed a motion to dismiss.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case.

The Company believes that the Securities Case and the Derivative Cases are without merit and intends to defend vigorously against them.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

(Unaudited)

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q Quarterly Report for the three and nine months ended April 30, 2016 and our Form 10-K Annual Report for the fiscal year ended July 31, 2015 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2015 and Item 1A. Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2015, our most recently completed year-end, to April 30, 2016 and our results of operations for the three and nine months ended April 30, 2016 and 2015, and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for the fiscal year ended July 31, 2015, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At April 30, 2016, we had no uranium supply or “off-take” agreements in place.

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

During the three and nine months ended April 30, 2016, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During the nine months ended April 30, 2016, the Company

•	entered into the Second Amended and Restated Agreement with its lenders and extended the $20,000,000 senior secured credit facility by deferring required principal payments to February 1, 2019 and by extending the maturity date to January 1, 2020;
•	completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000;
•	completed an asset acquisition through issuance of 1,333,560 restricted common shares and payment of $50,000 in cash;
•	continued to advance development of Production Area Authorization (“PAA”) 4 of the Palangana Mine;
•	continued to advance exploration and permitting activities at the Burke Hollow Project;
•	continued permitting work at the Anderson Project;
•	appointed former United States Energy Secretary Spencer Abraham as Executive Chairman of the Company’s Board of Directors; and
•	appointed Pat Obara as the Company’s Chief Financial Officer.

Mineral Rights and Properties

The following is a summary of significant activities by project for the nine months ended April 30, 2016:

Texas: Palangana Mine

During the nine months ended April 30, 2016, we continued with our strategic plan for reduced operations implemented in Fiscal 2014 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.

Wellfield design for the first module at PAA-4, which is fully-permitted for uranium extraction, continued to advance. At April 30, 2016, a total of 214 drill holes have been completed relating to PAA-4 for mineral trend exploration, delineation and monitor wells.

Texas: Burke Hollow Project

During the nine months ended April 30, 2016, 49 exploration holes totaling 25,020 feet were drilled at the Burke Hollow Project to depths ranging from 420 feet to 640 feet, with an average depth of 511 feet. At April 30, 2016, a total of 575 exploration holes, including 30 regional baseline monitor wells, totaling 271,520 feet have been drilled to depths ranging from160 feet to 1,100 feet, with an average depth of 472 feet.

With the recent issuance of two Class I disposal well permits, permitting activities continued on the Mine Area, Aquifer Exemption and Radioactive Material License applications, which remain under technical review. An ecological assessment for the eastern trend extension was scheduled for the spring of 2016 anticipating wellfield expansion of the eastern trend.

Arizona: Anderson Project

During the nine months ended April 30, 2016, the Company completed work on the Bureau of Land Management (“BLM”) Notice of Intent permit, which was submitted for review in December 2015, and approved by the BLM in March 2016.

Asset Acquisition

On March 4, 2016, the Company entered into a share purchase and option agreement (the “SPOA”) with CIC Resources Inc. (the “Vendor”) pursuant to which the Company acquired (the “Acquisition”) all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “Option”), another wholly-owned subsidiary of the Vendor.  JDL’s principal assets include a piece of land located in the department of Alto Parana in the Republic of Paraguay.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain mineral property concessions (the “Property”), which are located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

Pursuant to the SPOA, the Company issued 1,333,560 restricted common shares in the capital of the Company and paid $50,000 in cash to complete the Acquisition. If the Company has paid or caused to have paid on the Vendor’s behalf certain maintenance payments and assessment work required to keep the Property in good standing as directed by the Vendor, during the one-year period following completion of the Acquisition (the “Option Period”), the Company may elect in its discretion to exercise the Option at any time, or if, in accordance with the SPOA, the Vendor satisfied certain conditions precedent to exercise, the Company will be deemed to have exercised the Option.  Upon exercise of the Option the Company is required to pay, subject to certain adjustments, $250,000 in cash to the Vendor and to grant to the Vendor a 1.5% net smelter returns royalty (the “Royalty”) on the Property as contemplated by a proposed net smelter returns royalty agreement (the “Royalty Agreement”) to be executed by the parties upon exercise of the Option.  Pursuant to the proposed Royalty Agreement, the Company has the right, exercisable at any time for a period of six years following exercise of the Option, to acquire one-half percent (0.5%) of the Royalty at a purchase price of $500,000.

Refer to Note 6: Other Long-Term Asset and Liability of the Notes to the Consolidated Financial Statements for the three and nine months ended April 30, 2016.

Results of Operations

For the three and nine months ended April 30, 2016, we recorded net losses of $3,679,055 ($0.03 per share) and $13,552,594 ($0.13 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2016 were $2,936,921 and $11,262,590, respectively.

For the three and nine months ended April 30, 2015, we recorded a net loss of $5,347,729 ($0.06 per share) and $17,949,496 ($0.20 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2015 were $4,587,820 and $15,712,982, respectively.

Uranium Extraction Activities

During the three and nine months ended April 30, 2016, we continued with our strategic plan for reduced operations implemented in Fiscal 2014 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and nine months ended April 30, 2016.

During the three and nine months ended April 30, 2015, the Palangana Mine extracted 2,000 and 13,000 pounds of U3O8, respectively, while the Hobson Processing Facility processed 3,000 and 14,000 pounds of U3O8, respectively.

At April 30, 2016, the total value of inventories was $251,999, which remained unchanged from July 31, 2015.

Costs and Expenses

For the three and nine months ended April 30, 2016, costs and expenses totaled $2,936,921 and $11,262,590, comprised of mineral property expenditures of $725,968 and $3,408,813, general and administrative expenditures of $2,005,465 and $7,086,669, depreciation, amortization and accretion of $205,488 and $680,573, and impairment loss on mineral properties of $Nil and $86,535, respectively. During the three and nine months ended April 30, 2016, no sales of U3O8 were generated, therefore no corresponding cost of sales were recorded.

For the three and nine months ended April 30, 2015, costs and expenses totaled $4,587,820 and $15,712,982, comprised of mineral property expenditures of $1,045,842 and $4,560,241, general and administrative of $3,167,896 and $9,711,933 and depreciation, amortization and accretion of $374,082 and $1,440,808, respectively. No impairment loss on mineral property was recorded. During the three and nine months ended April 30, 2015, no sales of U3O8 were generated, therefore no corresponding cost of sales were recorded.

Mineral Property Expenditures

During the three and nine months ended April 30, 2016, mineral property expenditures totaled $725,968 and $3,408,813, respectively, comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects. During the three and nine months ended April 30, 2016, a credit amount due to re-valuation of ARO totaling $184,381 was recognized as a result of a descending ARO adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures.

During the three and nine months ended April 30, 2016, mineral property expenditures included expenditures directly related to maintaining operational readiness and permitting compliance of $349,367 and $1,270,165, respectively, for the Palangana Mine and Hobson Processing Facility.

During the three and nine months ended April 30, 2015, mineral property expenditures totaled $1,045,842 and $4,560,241 respectively, comprised of expenditures relating to permitting, property maintenance, exploration, pre-extraction and all other non-extraction related activities on our uranium projects. Additionally, these amounts include uranium extraction expenditures directly related to maintaining operational readiness and permitting compliance of $497,846 and $1,456,206, respectively, for the Palangana Mine and Hobson Processing Facility.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Mineral Property Expenditures
Palangana Mine	$280,345	$500,535	$1,031,625	$1,621,391
Goliad Project	26,848	25,631	71,679	79,924
Burke Hollow Project	48,409	94,702	974,661	1,235,250
Longhorn Project	247	22,276	4,620	52,999
Salvo Project	4,622	16,751	21,697	39,590
Anderson Project	3,564	50,142	170,780	173,564
Workman Creek Project	418	-	32,109	31,300
Slick Rock Project	-	2,924	53,861	52,708
Yuty Project	89,246	41,274	291,788	301,035
Coronel Oviedo Project	136,031	132,315	422,763	428,077
Other Mineral Property Expenditures	136,238	159,292	517,611	544,403
Re-valuation of Asset Retirement Obligations	-	-	(184,381)	-
	$725,968	$1,045,842	$3,408,813	$4,560,241

General and Administrative

During the three and nine months ended April 30, 2016, general and administrative expenses totaled $2,005,465 and $7,086,669 (three and nine months ended April 30, 2015: $3,167,896 and $9,711,933), respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same period last year:

•	for the three and nine months ended April 30, 2016, salaries, management and consulting fees totaled $422,951 and $1,724,341, respectively, which decreased by $250,719 and $299,608, respectively, compared with $673,670 and $1,953,949 for the three and nine months ended April 30, 2015. This decrease was the result of pay reductions and other strategies implemented by the Company during the three months ended April, 2016;

•	for the three and nine months ended April 30, 2016, office, investor relations, communications and travel expenses totaled $614,401 and $1,915,412, respectively, which decreased by $185,981 and $307,520, respectively, compared with $800,382 and $2,222,932 for the three and nine months ended April 30, 2015. This decrease reflects our continuing efforts to monitor and control these costs and reduce expenses wherever possible;

•	for the three months ended April 30, 2016, professional fees totaled $169,253, which decreased by $206,712 compare with $375,965 for the three months ended April 30, 2015. For the nine months ended April 30, 2016, professional fees totaled $959,265, which have remained consistent compared with $906,508 for the nine months ended April 30, 2015. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three and nine months ended April 30, 2016, stock-based compensation totaled $798,860 and $2,487,651, respectively, which decreased by $519,019 and $2,140,893, respectively, compared with $1,317,879 and $4,628,544 for the three and nine months ended April 30, 2015. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company’s common stock issued to consultants and employees. During the three and nine months ended April 30, 2016 and 2015, we continued to utilize equity-based payments for certain consulting services as part of our continuing efforts to reduce cash outlays. In September 2014, stock options to purchase 7,540,000 shares of the Company’s common stock were granted to certain directors, officers, employees and consultants of the Company. The fair value of these stock options has been amortized on an accelerated basis over the vesting period of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2016, depreciation, amortization and accretion totaled $205,488 and $680,573, respectively, which decreased by $168,594 and $760,235, respectively, compared with $374,082 and $1,440,808 for the three and nine months ended April 30, 2015. This decrease was primarily the result of the discontinuation of depletion and/or depreciation of the Palangana Mine and Hobson Processing Facility due to further reduced operations, combined with the effects of certain property and equipment reaching full depletion and/or depreciation. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three and nine months ended April 30, 2016, interest and finance costs totaled $710,767 and $2,278,230, respectively, which have remained consistent compared to $764,761 and $2,270,104 for the three and nine months ended April 30, 2015.

For the three and nine months ended April 30, 2016, interest and finance costs were primarily comprised of, amortization of debt discount of $277,417 and $960,807, interest paid on long-term debt of $400,000 and $1,217,778 and amortization of annual surety bond premium of $28,687 and $85,447, respectively.

For the three and nine months ended April 30, 2015, interest and finance costs were primarily comprised of: amortization of debt discount of $336,262 and $994,669, interest paid on long-term debt of $395,555 and $1,213,333 and amortization of annual surety bond premium of $28,304 and $47,084, respectively.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015

Sales	$-	$-	$-	$3,080,000
Net loss	(3,679,055)	(4,801,505)	(5,072,034)	(5,412,432)
Total comprehensive loss	(3,678,919)	(4,801,724)	(5,072,233)	(5,412,059)
Basic and diluted loss per share	(0.03)	(0.05)	(0.05)	(0.06)
Total assets	59,558,492	49,982,462	53,130,380	57,900,257

	For the Quarters Ended
	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014

Sales	$-	$-	$-	$-
Net loss	(5,347,729)	(5,875,540)	(6,726,227)	(6,219,172)
Total comprehensive loss	(5,347,522)	(5,876,988)	(6,726,451)	(6,219,156)
Basic and diluted loss per share	(0.06)	(0.06)	(0.07)	(0.07)
Total assets	52,171,028	55,315,547	59,608,374	64,655,888

Liquidity and Capital Resources

	April 30, 2016	July 31, 2015
Cash and cash equivalents	$10,086,805	$10,092,408
Current assets	11,115,132	10,807,618
Current liabilities	2,113,915	4,560,698
Working capital	9,001,217	6,246,920

At April 30, 2016, we had a working capital of $9,001,217, an increase of $2,754,297 from our working capital of $6,246,920 at July 31, 2015. Current assets include $10,086,805 in cash and cash equivalents, the largest component of current assets. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to the Consolidated Financial Statements for the three and nine months ended April 30, 2016.

During the three and nine months ended April 30, 2016, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

Although our planned principal operations commenced in Fiscal 2012 from which significant revenues from U3O8 sales have been realized historically, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. During the nine months ended April 30, 2016, no revenue from U3O8 sales was realized and our net loss totaled $13,552,594, resulting in an accumulated deficit balance of $205,576,668 at April 30, 2016. During the nine months ended April 30, 2016 and 2015, net cash flows decreased by $5,603 and $7,416,445, respectively. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

Debt Financing

On February 9, 2016, the Company and its Lenders entered into the Second Amended and Restated Credit Agreement, which supersedes in their entirety, the prior Amended and Restated Credit Agreement dated and effective March 13, 2014 and the prior Credit Agreement dated and effective July 30, 2013. Pursuant to the Second Amended and Restated Credit Agreement, the Company and the Lenders agreed to extend the $20,000,000 senior secured credit facility by deferring required principal payments to February 1, 2019 and by extending the maturity date of the Second Amended Credit Facility to January 1, 2020. Under the terms of the Second Amended and Restated Credit Agreement, the Credit Facility Amount remains non-revolving with interest calculated at a rate of 8% per annum, compounded and payable on a monthly basis, with the underlying effective interest rate being 14.28%.

Refer to Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for the three and nine months ended April 30, 2016.

Equity Financings

We filed a 2014 Shelf effective January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

On March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share to of common stock of the Company for a three year period from the date of issuance.

At April 30, 2016, a total of $35.1 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $64.9 million under the 2014 Shelf:

•	on June 25, 2015: $10.0 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $6.7 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full; and

•	on March 10, 2016: $10.5 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $7.9 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2016 was $10,265,296 (nine months ended April 30, 2015: $11,761,904). Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2016 was $10,324,264, resulting from net cash of $10,099,149 from the share issuance for equity financing and net cash of $225,115 received from the exercise of stock options. Net cash provided by financing activities during the nine months ended April 30, 2015 was $454,984 resulting from net cash of $435,590 received from the share issuance for an equity financing and the exercise of stock options, and an increase of $19,394 in amounts due to related parties.

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2016 was $64,571, resulting primarily from net cash of $ 46,084 used in asset acquisition and purchase of property, plant and equipment of $19,304. Net cash provided by investing activities during the nine months ended April 30, 2015 was $3,890,475, resulting primarily from gross proceeds of $5,663,158 received from the release of reclamation deposits, offset by the payment of collateral for the surety bonds of $1,690,208, acquisition of mineral rights and properties of $73,624 and purchase of property, plant and equipment of $10,905.

Stock Options and Warrants

At April 30, 2016, the Company had stock options outstanding representing 11,045,358 common shares at a weighted-average exercise price of $1.41 per share and share purchase warrants outstanding representing 13,953,872 common shares at a weighted-average exercise price of $1.61 per share. At April 30, 2016, outstanding stock options and warrants represented a total 24,999,230 shares issuable for gross proceeds of approximately $41,701,000 should these stock options and warrants be exercised in full. At April 30, 2016, outstanding in-the-money stock options and warrants represented a total 1,219,634 common shares exercisable for gross proceeds of approximately $549,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and nine months ended April 30, 2016, the Company incurred $30,134 and $128,727 (three and nine months ended April 30, 2015: $45,443 and $118,101), respectively, in general and administrative costs paid to a company controlled by a direct family member of a director and officer of the Company.

During the three months ended April 30, 2016, the Company issued 117,998 restricted common shares with fair value of $109,738 as settlement of amounts owed to this company totaling $98,371. As a result, a loss on settlement of current liabilities of $11,367 was recognized and included in the consolidated statements of operations. During the nine months ended April 30, 2015, the Company issued 15,000 restricted shares of common stock with a fair value of $18,150 to this company for consulting services included in general and administrative costs.

At April 30, 2016, amounts owed to related parties totaled $897 (July 31, 2015: $14,660). These amounts are unsecured, non-interest bearing and due on demand.

Material Commitments

Long-Term Debt Obligations

At April 30, 2016, we have made all scheduled payments and complied with all of the covenants under the Second Amended and Restated Credit Agreement dated and effective February 9, 2016, and we expect to continue complying with all scheduled payments and covenants during our fiscal year ending July 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint.  The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules.  In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims. The court set the case for a four-week jury trial that was to take place in Yavapai County, Arizona, in April 2016.  In November 2015, after the completion of discovery, the Company and the remaining defendants filed motions for summary judgment, seeking to dismiss all of the Plaintiffs’ remaining claims.  While those motions were pending, the parties reached a settlement agreement with respect to all claims asserted by the Plaintiffs in that lawsuit.  A formal settlement and release agreement was subsequently executed, pursuant to which all of the Plaintiffs’ claims in the Arizona lawsuit were dismissed with prejudice.  Pursuant to the terms of the settlement agreement, the Defendants collectively paid $500,000 to the Plaintiffs, of which $50,000 will be paid by the Company.

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

Item 1A.          Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2015, and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

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

As more fully described under Item 1. Business, in our Form 10-K Annual Report for the fiscal year ended July 31, 2015, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $205.6 million at April 30, 2016. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, 2013 and 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At April 30, 2016, we had a working capital of $9.0 million including cash and cash equivalents of $10.1 million. As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore, substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations over the next twelve months.

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

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional uranium projects and continuing with our exploration and pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing we would not be able to fund our operations or continue with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

If we are unable to service our indebtedness, we may be faced with accelerated repayments or lose the assets securing our indebtedness. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to pursue our business strategies.

Effective on February 9, 2016, we entered into a Second Amended and Restated Credit Agreement with our Lenders under which we had previously drawn down the maximum $20 million in principal as of April 30, 2016. The Second Amended Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on February 1, 2019. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Second Amended Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against the Company’s assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

During the nine months ended April 30, 2016, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as the Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our uranium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: (i) delays, reductions or stoppages in our mining activities; (ii) increased capital and/or extraction costs; (iii) damage to, or destruction of, our mineral projects, extraction facilities or other properties; (iv) personal injuries; (v) environmental damage; (vi) monetary losses; and (vii) legal claims.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for the Hobson Processing Facility and the Palangana Mine, and have recorded a liability of $3.9 million on our balance sheet at April 30, 2016, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Several of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside of the United States. As a result, it may be difficult for investors to effect service of process on such directors and officers, or enforce within the United States any judgments obtained against such directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, stockholders may be effectively prevented from pursuing remedies against such directors and officers under United States federal securities laws. In addition, stockholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under United States federal securities laws. The foregoing risks also apply to those experts identified in this document that are not residents of the United States.

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

We are authorized to issue 750,000,000 shares of common stock of which 116,092,655 shares were issued and outstanding as of April 30, 2016. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a 2014 Shelf, which was declared effective on January 10, 2014. This Registration Statement provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $35.1 million has been utilized through public offerings as of April 30, 2016.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended April 30, 2016, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	On February 3, 2016, we issued an aggregate of 116,364 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 13,637 and 22,727 shares of restricted common stock to two consultants at a deemed issuance price of $1.10 per share; and (ii) we issued 80,000 shares of restricted common stock to a consultant at a deemed issuance price of $0.91 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other two consultants.

•	On February 17, 2016, we issued 487,574 shares of restricted common stock to two consultants pursuant to shares for debt subscription agreements at a deemed issuance price of $0.83367 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On February 17, 2016, we issued 20,833 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.20 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On March 3, 2016, we issued an aggregate of 36,363 shares of restricted common stock to two consultants in consideration for services under consulting agreements at a deemed issuance price of $1.10 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other consultant.

•	On March 4, 2016, we issued 1,333,560 shares of restricted common stock to CIC Resources Inc. pursuant to the SPOA at a deemed issuance price of $0.8985 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On March 8, 2016, we issued an aggregate of 123,000 shares of restricted common stock to two consultants in consideration for services under consulting agreements at a deemed issuance price of $0.86 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other consultant.

•	On March 29, 2016, we issued an aggregate of 138,000 shares of restricted common stock to two consultants in consideration for services under consulting agreements at a deemed issuance price of $0.74 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other consultant.

•	On April 1, 2016, we issued an aggregate of 36,363 shares of restricted common stock to two consultants in consideration for services under consulting agreements at a deemed issuance price of $1.10 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other consultant.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2016, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: June 8, 2016

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: June 8, 2016

