Form 10-K
period 2016-07-31
URANIUM ENERGY CORP
filed 2016-10-14
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0399476 (I.R.S. Employer Identification No.)

1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 2Y3

 (Address of principal executive offices)

(604) 682-9775
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.001 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒ Accelerated filer

☐	Non-accelerated filer (Do not check	☐ Smaller reporting company
if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.96 on January 29, 2016) was approximately $93,011,000.

The registrant had 117,388,052 shares of common stock outstanding as of October 10, 2016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report and any documents incorporated herein by reference (the “Annual Report”) include statements and information about our strategy, objectives, plans and expectations for the future that are not statements or information of historical fact. These statements and information are considered to be forward-looking statements, or forward-looking information, within the meaning of and under the protection provided by the safe harbor provision for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995 and similar Canadian securities laws.

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

•	our overall strategy, objectives, plans and expectations for the fiscal year ended July 31, 2016 (“Fiscal 2016”) and beyond;
•	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for U3O8;
•	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
•	our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future production for our uranium projects including the Palangana Mine;
•	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including the Palangana Mine;
•	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
•	our ability to obtain adequate additional financing including access to the equity and credit markets;
•	our ability to remain in compliance with the terms of our indebtedness; and
•	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

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

ii

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

REFERENCES

As used in this Annual Report: (i) the terms “we”, “us”, “our”, “Uranium Energy” and the “Company” mean Uranium Energy Corp. including its wholly-owned subsidiaries and a controlled partnership; (ii) “SEC” refers to the United States Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

iii

PART I

Item 1. Business

Corporate Organization

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name “Carlin Gold Inc.” During 2004, we changed our business operations and focus from precious metals exploration to uranium exploration in the United States. On January 24, 2005, we completed a reverse stock split of our common stock on the basis of one share for each two outstanding shares and amended our Articles of Incorporation to change our name to ‘Uranium Energy Corp.’. Effective February 28, 2006, we completed a forward stock split of our common stock on the basis of 1.5 shares for each outstanding share and amended our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 750,000,000 shares of common stock with a par value of $0.001 per share. In June 2007, we changed our fiscal year end from December 31 to July 31.

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. Effective December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P., a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. Effective May 24, 2011, we acquired a 100% in interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. Effective September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. Effective March 30, 2012, we acquired a 100% interest in Cue Resources Ltd., a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. Effective March 4, 2016, we acquired 100% interest in JDL Resources Inc., a private company incorporated in Cayman Islands.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas 78401 and 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 2Y3.

General Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from the Palangana Mine in November 2010 to July 31, 2015, the Hobson Processing Facility has processed 578,000 pounds of U3O8. At July 31, 2016, we had no uranium supply or “off-take” agreements in place.

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

At July 31, 2016, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2016, uranium extraction at Production Area Authorizations (“PAA”) 1, 2 and 3 of the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During Fiscal 2016, the Company:

•	entered into a second amended and restated credit agreement (the “Second Amended and Restated Agreement”) with its lenders and extended the $20,000,000 senior secured credit facility by deferring required principal payments to February 1, 2019 and by extending the maturity date to January 1, 2020;
•	completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000;
•	completed an asset acquisition through the issuance of 1,333,560 restricted common shares and the payment of $50,000 in cash;
•	continued to advance development of PAA 4 of the Palangana Mine;
•	continued to advance exploration and permitting activities at the Burke Hollow Project;
•	continued permitting work at the Anderson Project;
•	appointed former United States Energy Secretary Spencer Abraham as Executive Chairman of the Company’s Board of Directors; and
•	appointed Pat Obara as the Company’s Chief Financial Officer.

Uranium Industry Background

With the world’s population exceeding seven billion people and growing, the need for electricity is rising and is an important driver for the projected long term increase in nuclear power generation and uranium demand. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned, is testimony to the confidence in nuclear power to provide safe, economical, reliable carbon free energy as part of an overall energy supply mix. As of August 10, 2016, World Nuclear Association (“WNA”) data shows 445 reactors operable worldwide with 61 new reactors under construction, 170 reactors planned or on order and another 339 proposed. Translated into global uranium demand, Ux Consulting Company (“UxC”), a uranium market information source, projects base demand to increase from about 182 million pounds in 2016 to 190 million pounds in 2020 and about 210 million pounds by 2025.

Nuclear generation in the United States remained stable in 2015, producing about 797 billion kilowatt-hours, accounting for 19.5% of the country’s total electrical generation as reported by the Nuclear Energy Institute. As of August 2016, the operating U.S. reactor fleet stands at 100 reactors, with four new commercial reactors in various stages of construction (Vogtle 3 and 4 in Georgia and Summer 2 and 3 in South Carolina). A new reactor, Watts Bar 2 in Tennessee has just been completed and is now in commercial operation. In addition, the U.S. Nuclear Regulatory Commission has another 10 new reactor applications that are active. The U.S. remains the world’s largest consumer of uranium with annual requirements of about 50 million pounds of U3O8. The U.S. Energy Information Administration (“EIA”) reported domestic production totaled 3.3 million pounds in 2015, down 32% from 4.9 million pounds in 2014. This amounts to about 7% of U.S. reactor requirements in 2015 and highlights the U.S. dependency on foreign sources of uranium supply.

Uranium production around the planet increased about 9% in 2015 from 145 to 158 million pounds of U3O8. The lion’s share of this new production came from the long anticipated and much delayed Cigar Lake project that was just beginning to ramp up in 2014. About 130 million pounds, or 83%, of the globe’s production came from Africa, Australia, Canada and Kazakhstan (UxC data). Kazakhstan remained the world’s largest producer, with about 62 million pounds produced or about 40% of the world’s total production. The projects in these areas are primarily controlled by five major producers, although some of these mines involve joint ventures with other entities. Many of the projects in various production areas are subject to heightened geopolitical and other risks. In choosing a long term supplier in this highly concentrated industry, these are important considerations for a utility relying on a secure uranium supply source to fuel their reactor needs.

Japan’s March 11, 2011 earthquake and subsequent tsunami causing the Fukushima Daiichi accident has had a substantial impact on the nuclear fuel markets and resulted in a short term oversupply situation. As this oversupply has persisted in the nuclear fuel market during 2015, prices have remained under pressure. Uranium spot market prices have fallen over 64% from a March 1, 2011 pre-Fukushima price of $70.00 per pound to an 11 year low at $25.00 per pound in mid-July of 2016. Spot prices were up slightly off the low at around $26 per pound at the end of August 2016, a price well below almost all producers cost of production. Long-term contract (base price escalated) prices have also weakened and were published at $38 per pound in July 2016 after dropping from the pre-Fukushima level of $73 per pound. Since Fukushima, the spot and long-term contract price drops have resulted in the deferral or cancellation of several large uranium projects, removing 178 million pounds of supply that was projected to be online in the years 2014 to 2016, and another 58 million pounds in 2020 (UxC data).

Most recently, the world’s largest uranium producer announced plans to shutter its U.S. operations that will remove about 2 million pounds per year of U.S. production. Additionally, many longer term high priced contracts are falling out of producer portfolios and will not be replaced at current market prices, likely forcing the suspension of higher cost production. We believe this trend is likely to continue absent a substantial and sustained increase in market price. Production cuts, project deferrals and cancellations further exacerbate the growing longer term gap between production and consumption and are likely to increase the prospects for an eventual strong rebound in uranium prices.

While Japan’s return to nuclear power post Fukushima has been slower than expected, it’s still progressing with an ultimate goal of producing 20 to 22% of their electrical generation requirements from nuclear power. A total of 25 reactors have applied to the Nuclear Regulatory Authority (“NRA”) for restart. To date, the NRA has approved seven reactors to resume commercial operations, of which three reactors have restarted, with Sendai 1 and 2 as well as Ikata 3 all operating smoothly.

World base case demand was about 194 million pounds in 2015, exceeding the 158 million pounds of total production by about 36 million pounds. The gap between “Existing” production and consumption is projected to be near 20 million pounds per year in 2020, and increasing further to about 48 million pounds in 2023 (UxC Uranium Market Outlook Q2-2016). While projections show some of the gap could be partially filled with new production, there is question whether or not “Planned and Potential” production comes on line in accordance with expectations. So far, the difference between primary production and reactor demand is being filled with secondary market sources. This includes the U.S. Department of Energy (“DOE”) excess uranium inventories, enrichment underfeeding and tails re-enrichment programs as well as Russian stockpiles. Some progress has been made to curtail the amount of uranium that the DOE has been placing into the market, but their continued release of price insensitive material has had a clear, adverse material impact on market prices. While no definitive agreement has been reached, there are legislative and other efforts underway to limit or halt the material DOE is placing into the market.

Ultimately, the forces of supply and demand will dictate the direction of future uranium pricing. The EIA reported that U.S. supplier inventories have decreased each year over the past four years with another drop in 2015 of 19% from 2014 levels. In past reports, UxC has noted “To the extent that fewer inventories are being held by suppliers, they are likely to be less aggressive selling material and thus pushing price lower.” Also in another recently issued report UxC stated “the market is transitioning from being inventory driven to being production driven.” Most planned projects have costs well above $50 per pound and many industry executives and analysts, including J.P. Morgan; have stated a minimum acceptable price to encourage new hard-rock conventional production is above $75 per pound.

The global growth in nuclear power is impressive, resulting in a near 40% growth rate in uranium consumption from 2016 through 2030. For this past year, the International Energy Agency reported that the “global addition to nuclear capacity in 2015 was 10.2 gigawatts, the highest growth in 25 years.” Much of this growth is coming from countries like China which plans to have over 97 gigawatt electrical (“GWe”) of nuclear generation in place by 2025. As of August 2016, China had 34 reactors that were operable with about 31 GWe of capacity. Other countries like India and Russia also have robust nuclear power expansion plans. These countries are embarking on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long term contracting with Western suppliers and taking controlling interests in primary mine production capacity. In addition, Russia and China are aggressively pursuing programs to sell their reactors around the globe. In most cases the sales agreements contain turnkey provisions, including uranium supply as a component of the reactor package that will require far more uranium than they currently produce.

In the United States, future growth in nuclear generation is likely to emerge from clean-air initiatives, like the Environmental Protection Agency’s Clean Power Plan that mandates the U.S. utility industry reduce carbon emissions 32% by 2030. New U.S. reactor builds are a clear choice in meeting environmental goals and requirements with reliable clean air energy. Currently, about 60% of the U.S. carbon free electricity is generated from nuclear power. While there have been five U.S. nuclear plant closings in recent years and announcements of future closings for nine additional reactors, there is reasonable question if this will continue. Most of the U.S. reactors with potential to close are in merchant markets where they are forced to compete with heavily subsidized windpower, and what is currently cheap gas fired generation. However, gas fired generation is not environmentally friendly and producing CO2 emissions that are expected to surpass that produced by coal this year. This is not consistent with clean air initiatives and should cause some States to revisit their plans to meet EPA mandates. The recent New York State Clean Energy Standard (“CES”) will keep New York nuclear units operational, avoiding costly pollution. As a result of this program, the FitzPatrick Plant that had previously planned to close will now continue operation. We believe other States will likely follow the CES template and keep their nuclear plants contributing to a clean energy supply mix.

In total, the cumulative amount of global uncommitted demand over the next five years is 262 million pounds. This represents an 18% increase over the five year forward uncommitted demand evident in 2015. Older contracts are winding down from the previous contracting cycle and as a matter of practice, utilities typically contract for their open needs two to four years in advance of the requirement. As utilities return to the spot, mid and long term markets, the more recent inventory driven market is likely to wane and a production driven market should emerge. In summary, we believe supply and demand fundamentals have significant potential to force uranium prices upward. We believe the global climate-change push for carbon reduction, and critical air pollution concerns, like those in China, likely leaves nuclear power as the primary alternative for emission-free, base load, 24-7 generation.

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

Each project is divided into a mining unit known as a PAA which lies inside an approved Mine Permit Boundary. Each PAA will be developed, extracted and restored as one unit and will have its own set of monitor wells. It is common to have multiple PAAs in extraction at any one time with additional units in various states of exploration, pre-extraction and/or restoration.

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

Material Relationships Including Long-Term Delivery Contracts

We entered into a multi-year uranium sales contract in June 2011, as amended in January 2012, requiring the delivery of a total 320,000 pounds of U3O8 by us over a three-year period starting in August 2011. The sales price was based on published market price indicators at the time of delivery. During the year ended July 31, 2012 and 2013 (“Fiscal 2012” and “Fiscal 2013”), a total of 290,000 pounds of U3O8 were sold under this contract and during Fiscal 2014, the remaining delivery commitment of 30,000 pounds under this contract was cancelled at no cost to the Company. At July 31, 2016, we had no uranium supply or “off-take” agreements in place.

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

In Arizona, Colorado, New Mexico and Wyoming, our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $155 per claim due on September 1. Our state mineral leases are registered with the applicable state. These leases provide for all mineral rights including surface access rights, subject to a production royalty of 5% in Wyoming, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $2 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only including surface access rights, subject to production royalties, for an initial term of five years and renewal for a second five-year term.

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

Goliad Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,139-acre property located in Goliad County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Longhorn Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Salvo Project

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,847-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Nichols Project

We hold a mining lease and surface use agreement having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Nichols Project, a 909-acre property located in Karnes County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Anderson Project

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 8,268-acre property located in Yavapai County, Arizona.

Workman Creek Project

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona, subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $50,000 for 2016 and 2017, and $100,000 thereafter.

Los Cuatros Project

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona.

Slick Rock Project

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

Yuty Project, Paraguay

We hold an undivided 100% interest in one exploitation concession in the Yuty Project, a 289,680-acre property located in Paraguay, subject to an overriding royalty payable of $0.21 for each pound of uranium produced from the property.

Coronel Oviedo Project, Paraguay

We hold an undivided 100% interest in one exploration permit in the Coronel Oviedo Project, a 464,548-acre property located in Paraguay, subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $166,667 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (the “RCT”), the Texas Commission on Environmental Quality (“TCEQ”) and the United States Environmental Protection Agency (the “EPA”).

In Texas, surface extraction and exploration for uranium is regulated by the RCT, while in-situ uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2016, the Company held one exploration permit in each of Bee, Duval, Goliad and Live Oak Counties.

Before in-situ uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2016, the Company held two Mine Area Permits, one for the Palangana Mine and another for the Goliad Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to insure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2016, the Company held RMLs for its Palangana Mine, Goliad Project and the Hobson Processing Facility.

Production Area Authorization applications are also required for submission to the TCEQ to establish specific extraction areas inside the Mine Area Permit boundary. These are typically 30 to 100 acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and also establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2016, the Company held four PAA permits for its Palangana Mine and one for its Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2016, the Company held two Class I disposal well permits for the following projects: Hobson Processing Facility, Palangana Satellite Facility, Burke Hollow Project and the Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy and the EPA must have granted an aquifer exemption upon the state’s request.  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA.  The aquifer exemption request is submitted by the Company to the TCEQ, and once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  At July 31, 2016, the Company held an aquifer exemption for the Palangana Mine and an aquifer exemption for the Goliad Project.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (collectively “Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

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

Employees

Amir Adnani is our President and Chief Executive Officer, and effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Harry Anthony served as our Chief Operating Officer until his resignation effective September 27, 2013, and now serves as a Senior Advisor to the Company. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2016, we had 44 persons employed on a full-time basis and two individuals providing services on a contract basis.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations over the next twelve months. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $209.4 million at July 31, 2016. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for the year ended July 31, 2014 (“Fiscal 2014”) and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At July 31, 2016, we had a working capital of $6.2 million including cash and cash equivalents of $7.1 million. As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future and therefore, substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations over the next twelve months.

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

Effective on February 9, 2016, we entered into a Second Amended and Restated Credit Agreement with our Lenders under which we had previously drawn down the maximum $20 million in principal. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on February 1, 2019. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Second Amended Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against the Company’s assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

Furthermore, the Credit Facility includes restrictive covenants that, among other things, limit our ability to sell our assets or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these restrictive covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets.

Our uranium extraction and sales history is limited, with our uranium extraction to date originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, the Palangana Mine, which has been our sole source for the U3O8 sold to generate our revenues from sales of U3O8 during Fiscal 2015, 2013 and 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During Fiscal 2016, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as the Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our uranium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, with many beyond our control and including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: (i) delays, reductions or stoppages in our mining activities; (ii) increased capital and/or extraction costs; (iii) damage to, or destruction of, our mineral projects, extraction facilities or other properties; (iv) personal injuries; (v) environmental damage; (vi) monetary losses; and (vii) legal claims.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for the Hobson Processing Facility and the Palangana Mine, and have recorded a liability of $3.7 million on our balance sheet at July 31, 2016, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We are authorized to issue 750,000,000 shares of common stock of which 116,670,457 shares were issued and outstanding as of July 31, 2016. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 shelf registration statement, which was declared effective on January 10, 2014 (the “2014 Shelf”). This registration statement provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $35.1 million has been utilized through public offerings as of July 31, 2016.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

General

At July 31, 2016, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material extracted from the Palangana Mine.

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

The Hobson Processing Facility is located in Karnes County, Texas on a 7.286-acre leased tract of land, approximately one mile south of the community of Hobson and about 100 miles northwest of Corpus Christi, Texas. The surface lease of the Hobson Processing Facility is for an initial term of five years commencing May 30, 2007, and thereafter so long as uranium, thorium and other fissionable or spatially associated substances are being processed or refined without cessation of more than five consecutive years.

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

In January 2011, the Hobson Processing Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates. During Fiscal 2016, the Hobson Processing facility was in a status of operational readiness.

Uranium Processing System

Once the uranium-loaded resin from the satellite ISR mining facility is delivered to the Hobson Processing Facility by semi-trailer, the material is transferred and placed in a pressure vessel for elution which involves flushing with a brine solution. The uranium is stripped from the resin in a three-stage elution process and concentrated into a rich eluate tank, at which point the solution is analyzed for total uranium concentration. After the uranium is eluted from the resin, the resin is washed to remove excess brine solution, transferred back to the trailer and returned to the satellite ISR mining facility to again begin the cycle of capturing uranium from the wellfield, transport to the Hobson Processing Facility and subsequent elution.

The uranium-rich solution remaining at the Hobson Processing Facility after elution is agitated and chemicals are added to precipitate the uranium. In this precipitation process, sulfuric acid is added to reduce the pH to between 2 and 3. Hydrogen peroxide (“H2O2”) is then added at the rate of 0.2 to 0.5 pounds of H2O2 per pound of uranium while maintaining the pH of the solution between two and three using sodium hydroxide. Once the precipitation reaction is complete, the solution is allowed to set in order for the uranium to precipitate and settle to the bottom of the tank. The excess overflow is decanted to a storage tank or to the waste disposal system. All waste process solutions from the plant area report to a chemical waste storage tank and waste solutions are pumped to a Class I, non-hazardous, waste disposal well system.

The remaining material, at approximately 3 to 5% solids, is pumped to a filter press where the uranium is separated from the liquid. After the uranium, or yellowcake, has been filtered, fresh water is pumped through to remove the entrained salts, with the resulting liquids pumped to the fresh eluate makeup system or the waste disposal system. From the filter press, the thickened yellowcake, at 50 to 60 percent solids, is transferred to the drying package for drying and drumming. A zero-emissions vacuum dryer removes moisture from the yellowcake and a scrubber system removes these vapors from the dryer and discharges the gases to an exhaust stack. The dried yellowcake is packaged in 55 gallon drums. Each drum is weighed, cleaned, surveyed and analyzed, after which it is transferred to a temporary yellowcake storage area at the Hobson Processing Facility. Once approximately one truckload is accumulated, the drums are then shipped to a third-party storage and sales facility.

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

Mineral Titles

At July 31, 2016, there were nine leases covering 6,987 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,006 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth property comprised of 1,278 acres which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

Lease ownership is held by STMV, which is wholly-owned by the Company.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

Surface elevations at the Palangana Mine range from about 410 feet to 500 feet above sea level.

Climate and Length of Operating Season

The region’s subtropical climate allows uninterrupted, year-round mining activities. Temperatures during the summer range from 75°F to 95°F, although highs above 100°F are common while winter temperatures range from 45°F to 65°F. Humidity is generally over 85% year-round and commonly exceeds 90% during the summer months. Average annual rainfall is 30 inches.

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

History Prior to Acquisition by the Company

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome’s gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI’s exploration work are unavailable. However, both CSI and the U.S. Atomic Energy Commission estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 cut-off grade, a minimum mining thickness of three feet, and widely spaced drilling on a nominal 200 foot exploration grid. Union Carbide acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and Union Carbide dropped the property. Union Carbide reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, Union Carbide drilled over 1,000 exploration and development holes and installed over 3,000 injection-extraction holes in a 31-acre lease block.

Union Carbide attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 pounds of U3O8 were produced from portions of a 31 acre wellfield area. The extraction pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The Union Carbide ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic extraction area lies on the western side of the dome.

Union Carbide placed the property leases up for sale in 1980. In 1981, Chevron Corporation acquired the Union Carbide leases and conducted their own resource evaluation. After the price of uranium dropped to under $10 per pound, General Atomics acquired the property and dismantled the processing plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990’s. In 2005, Everest Exploration Inc. acquired the Palangana property and later joint ventured with Energy Metals Corp. (“Energy Metals”) through the formation of South Texas Mining Venture, L.L.P. (“STMV”). An independent consultant, Blackstone (2005), estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior Union Carbide leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PAA-1 and PAA-2 areas were found during this drilling program. In 2008 Energy Metals was acquired by Uranium One. During 2008 and 2009, the remaining holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, the Company acquired 100% ownership of STMV.

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

Update to July 31, 2016

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2016, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

1)	PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015 and 2016, no additional infield drilling took place;
2)	PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015 and 2016, no additional infield drilling took place;
3)	PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015 and 2016, no additional infield drilling took place;
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
5)	PAA-5 and PAA-6 mine area expansion application was approved in November 2014. We drilled a total of 46 holes at PAA-5 and PAA-6 for mineral trend exploration and delineation and a monitor well. During Fiscal 2015 and 2016, no additional drilling took place.

During Fiscal 2016, we reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no U3O8 was processed at the Hobson Processing Facility.

During Fiscal 2015, uranium extraction at PAA-1, 2 and 3 operated at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2015.  The Hobson Processing Facility processed finished goods representing 18,000 pounds of U3O8 during Fiscal 2015 (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds; Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine.  Based on the Company’s estimate of mineralized materials in PAA 1, 2 and 3 over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2016 was 44% (July 31, 2015: 44%; July 31, 2014: 43%; July 31, 2013: 40%; July 31, 2012: 31%).

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of the Company’s acquisition of STMV, to July 31, 2016:

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

Burke Hollow Project, Bee County, Texas

Property Description and Location

The Burke Hollow Project is comprised of two leases covering 19,335 acres located in Texas near the northeast end of the extensive South Texas Uranium trend. These leases allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77, and is located northeasterly of US 181 which links with US 59 in Beeville. The nominal center of the Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176. Site drilling roads are entirely composed of caliche and gravel, allowing for access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Burke Hollow Project is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 47 feet of relief at the site with ground surface elevations ranging from a low of 92 feet to a high of 139 feet above mean sea level. The leased property for the Burke Hollow Project is used mostly for petroleum production, ranching, and game management. Access by vehicular traffic is provided from Hwy. 77 into the property by private gravel roads.

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

All of the boreholes were drilled using contracted truck-mounted drilling rigs. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All known uranium exploration at the Burke Hollow Project has been conducted with vertical drill holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at five foot intervals and laid out on the ground in consecutive rows of twenty by the drill crew for review and description by a geologist. Upon completion, the holes were logged for gamma ray, self-potential, and resistance by contract logging companies. Century Geophysical was the logging company utilized by both Nufuels and Total Minerals, and Century Geophysical provided primarily digital data. A tool recording down-hole deviation was also utilized for each of the holes drilled.

This description of previous exploration work undertaken at the Burke Hollow Project is based primarily on gamma ray and electric logs, several small maps and cross-sections constructed by Total Minerals.

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

There are at least two northeast-southwest trending faults at the Burke Hollow property that are likely related to the formation of the uranium mineralization. These faults are shown at a depth of approximately 3,500 feet below ground surface based on petroleum industry maps and extend upward into the Goliad Formation. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetic fault downthrown to the northwest, forming a graben structure. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit for reducing waters/gases migrating from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands.

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

At the project site the Goliad Formation is located near the surface underlying the Lissie Formation, and extends to depths exceeding 1,050 feet on the eastern side of the property. Uranium mineralization discovered to date occurs in multiple sand/sandstone units that are all below the saturated zone. These are the Goliad Lower A sand, the Goliad Upper B sand, the Goliad Lower B sand and the Goliad D sand. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each zone is hydrologically separated by clay or silty clay beds. The uranium deposits discovered to date range from several feet to over 30 feet in thickness. The C-shaped configuration is typically convex in a downdip direction with tails trailing on the updip side.

Update to July 31, 2016

During Fiscal 2016, 49 exploration holes totaling 25,020 feet were drilled at the Burke Hollow Project to depths ranging from a minimum 420 feet to a maximum 640 feet, with an average depth of 511 feet. As of July 31, 2016, a total of 575 exploration holes totaling 271,520 feet have been drilled to depths ranging from a minimum 160 feet to a maximum of 1,100 feet, with an average depth of 472 feet.

At July 31, 2016, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. With respect to permitting, a preoperational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014.  A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas.  Archeology, socioeconomic and ecology studies for the project were all completed by December 2013. Two Class I disposal well applications were submitted and final permits were issued by the TCEQ in July 2015. The Mine Area, Radioactive Material License and Aquifer Exemption applications have been submitted and are all under technical review by the TCEQ.

An earlier Technical Report dated February 27, 2013 for Burke Hollow was prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”) by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. An Updated Technical Report dated October 6, 2014 was prepared in accordance with the provisions of NI 43-101 by Andrew W. Kurrus III, P. G., with Clyde L. Yancey, P.G. serving as the Qualified Person. As required by NI 43-101, the Technical Report contains certain disclosure relating to inferred mineral resource estimates and an exploration target for the Company’s Burke Hollow Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Burke Hollow Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of 11 leases covering 1,139 acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the project area is 28° 52’ 7” N latitude, 97° 20’ 36” W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods. A location map for the Goliad Project is shown below:

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

At July 31, 2016, we held 11 leases ranging in size from 14 acres to 253 acres, for a total of 1,139 acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease. The Company has amended the majority of the leases to extend the time period for an additional five years past the five-year renewal option period.

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain a Radioactive Materials License, a large area Underground Injection Control Mine Permit and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the Texas Railroad Commission. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.

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

A Technical Report dated March 7, 2008 for Goliad, prepared in accordance with the provisions of NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Company’s Goliad Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

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

The other Goliad projects in the region include the Palangana Mine, the Kingsville Dome mine southeast of Kingsville, the Rosita mine west of Alice, the Mestena mine in Brooks County and the former Mt. Lucas mine at Lake Corpus Christi. These mines are all located south of the Goliad Project from about 60 to 160 miles. The average tons and uranium grade information for these mines is not known, but all these ISR projects mining Goliad Formation sand units have been very successful with the following characteristics in common: excellent leaching characteristics rate and favorable hydraulic conductivity of host sands.

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

There are at least two northeast-southwest trending faults at the Goliad property that are likely related to the formation of the Goliad Project mineralization. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is downthrown to the northwest, forming a graben structure. Both faults are normal faults. Throw on the northwest fault is about 75 feet and the southeast fault has about 50 feet of throw. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit for reducing waters/gases to migrate from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands.

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

The four core samples subjected to the leach amenability tests were determined to contain from 0.04% to 0.08% cU3O8 before testing. Leach tests conducted on the core samples from the A Zone indicate leach efficiencies of 60 to 80% U3O8 extraction, while the tails analyses indicate efficiencies of 87 to 89%. The differences between the two calculations involve the loss of solid clay based materials during multiple filtrations. Based on post leach solids analysis, the core intervals were leachable to a very favorable 86 to 89%. After tests the tails were reanalyzed for uranium concentration to determine the recovery, which ranged on the four samples using two methods from 60% to 89%.

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

Update to July 31, 2016

•	In May 2010, the Waste Disposal Well Permit was issued by the TCEQ;
•	In April 2011, the Mine Area Permit was issued by the TCEQ;
•	In April 2011, the PAA-1 Permit was issued by the TCEQ;
•	In December 2011, the Radioactive Materials License was issued by the TCEQ;
•	In December 2012, EPA concurrence was received for an Aquifer Exemption which was the last and final permit needed to begin uranium extraction;
•	In June 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing Aquifer Exemption permit (the “AE”), with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development;
•	During Fiscal 2014, 34 delineation holes totaling 9,819 feet were drilled at the Goliad Project to depths ranging from a minimum of 160 feet to a maximum of 480 feet, with an average depth of 289 feet. During Fiscal 2015, no further drilling activities were conducted. At July 31, 2015, approximately 992 confirmation-delineation holes totaling 348,434 feet have been drilled by the Company to confirm and expand the mineralization base at the Goliad Project;
•	Construction of a three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been completed; and
•	Processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels have been received.

On or about March 9, 2011, the TCEQ granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for our Goliad Project.  On or about December 4, 2012, the U.S. Environmental Protection Agency concurred with the TCEQ issuance of the Aquifer Exemption permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted.  The parties attempted to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

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

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the search of uranium by companies such as Union 76 Oil, Urangesellschaft, Wyoming Minerals, Noranda, Inc., Uranerz Energy Corp., Homestake Mining Co., Occidental Minerals and Oklahoma Public Services. Claims staked directly by us have been in areas known for uranium occurrences as shown in the Arizona State publication, “Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins”.

Arizona: Anderson Project

Property Location and Description

The Anderson Project is a 8,268-acre property located in Yavapai County, west-central Arizona, approximately 75 miles northwest of Phoenix and 43 miles northwest of Wickenburg (latitude 34°18’29” N and longitude 113°16’32” W, datum WGS84). The general area is situated along the northeast margin of the Date Creek Basin. The Anderson Project is located on the south side of the Santa Maria River approximately 13 miles west of State Highway 93. The Anderson Project occupies part or all of Sections 1 and 3, 9 through 16, 21 through 27, and 34 through 36 of Township 11 North, Range 10 West and portions of Sections 18, 19, and 30 of Township 11 North Range 9 West of the Gila and Salt River Base Meridian.

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

Vegetation on the property is typical of the Sonoran Desert of central Arizona and consists predominately of Joshua trees, palo verde bushes, saguaro, cholla, ocotillo, creosote bushes and desert grasses. Fauna includes: jackrabbits, rattlesnakes, roadrunners, desert tortoise, various lizards, and less common mule deer, wild burros and mules.

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

History

In January 1955, T.R. Anderson of Sacramento, California, detected anomalous radioactivity in the vicinity of the Anderson Project using an airborne scintillometer. After a ground check revealed uranium oxide in outcrop, numerous claims were staked. The “Anderson Mine,” as the operation was known at the time, was drilled and mined by Mr. Anderson. Work between 1955 and 1959 resulted in 10,758 tons that averaged 0.15% U3O8 and 33,230 pounds U3O8 were shipped to Tuba City, Arizona, for custom milling. In 1959, production stopped when the Atomic Energy Commission (“AEC”) ended the purchasing program.

During 1967 and 1968, Getty Oil Company (“Getty”) secured an option on claims in the northern portion of the Anderson Project. Some drilling and downhole gamma logging was conducted during the option period, but this failed to locate a sizeable uranium deposit. In 1968, Getty dropped their option.

In 1974 the increasing price of uranium created a renewed interest in the vicinity of the Anderson Project. Following a field check and an evaluation of the 1968 Getty drill data, MinEx optioned the northern portion of the current Anderson Project.

In 1975 MinEx purchased the northern portion of the current Anderson Project after a 53-hole, 5,800 m (19,000 ft) drilling program on 250 m centers confirmed a much greater uranium resource potential than had been interpreted from the 1968 Getty gamma log data. Further exploration work, consisting of a 180-hole, 22,555 m (74,000 ft) drill and core program on 120 m centers was conducted from November 1975 through February 1976 to further delineate the uranium resources. By 1980, MinEx had completed a total of 1,054 holes by rotary and core drilling.

In 1977 the Palmerita Ranch, located 11 km west of the deposit along the Santa Maria River, was acquired by MinEx to provide a water source for the operations in the event that closer sources proved inadequate. Based on favorable economics, indicated in a Preliminary Feasibility Study completed by Morrison-Knudsen Company, Inc. in December 1977, a detailed Final Feasibility Study was undertaken early in 1978 to evaluate the MinEx holdings on the northern portion of the current Anderson Project.

In 1973 Urangesellschaft expressed an interest in the former Anderson Property. Urangesellschaft located a claim block, the “Date Creek Project,” on the down-dip extension of the mineralization immediately to the south of MinEx’s claims. In 1973 to 1982, subsequent drilling programs delineated mineralization from a total of 352 drill holes with 122,744 m (402,773 ft) of rotary and core drilling. The following table summarizes the phases of the historical exploration.

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

Local and Property Geology

Three major faults cross the Anderson Project: the East Boundary Fault System; Fault 1878; and the West Boundary Fault System. Faults trend predominantly N30ºW to N55ºW and dip steeply (approximately 80º) to the southwest. Another set of faults trending more westerly (N65ºW) are present in the south-central portion of the Anderson Project. A fault set trending northeast-southwest has been speculated by Urangesellschaft and others, but has not been observed in the field. Many of the north-westerly surface water drainage tributaries are developed partially along fault traces.

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

Nine stratigraphic units were identified on the Anderson Project, listed from oldest to youngest as follows:

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

Mineralization

Uranium mineralization in outcrops and the pit floor at the old Anderson mine was reported by the US Bureau of Mines in Salt Lake City as tyuyamunite (Ca(UO2)2(VO4)2·5-8H2O). Carnotite (K(UO2)2(VO4)2·3H2O) and a rarer silicate mineral, weeksite (K2(UO2)2(Si2O5)3·4H2O), were also reported in outcrop samples. Carnotite mineralization occurs as fine coatings and coarse fibrous fillings along fractures and bedding planes and has been noted in shallow drill holes and surface exposures.

The uranium mineralization found at depth on the former Urangesellschaft property was reported by Hazen Research, Inc. (“Hazen Research”) to be poorly crystallized, very fine-grained, amorphous uranium with silica.  This could be in the form of either coffinite (U(SiO4)1-x(OH)4x) or uraninite (UO2) in a primary or unoxidized state (Hertzke, 1997). Mineralogical studies performed by Hazen Research (1978a, 1978b, 1978c and 1979) on Urangesellschaft core found that mineralization was associated, for the most part, with organic-rich fractions of the samples. Specifically, the uraniferous material occurs as stringers, irregular masses and disseminations in carbonaceous veinlets with uranium up to 54% as measured by microprobe analysis.  X-ray diffraction identified the mineral as coffinite. It is possible that an amorphous, ill-defined uranium silicate with a variable U:Si ratio is precipitated and, under favorable conditions, develops into an identifiable crystalline form (coffinite).

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

Exploration

A Light Detection and Ranging (LiDAR) survey was performed over the entire project area by Cooper Aerial Surveys Co. (“Cooper Aerial”) on 9 July 2011, between 13:07 UTC and 15:14 UTC (6:07 A.M. and 8:14 A.M., MST). Aerial imagery was collected at the same time. Data was processed using one of two base stations to obtain positional accuracies of between 3 and10 cm. Twenty-four ground control points showed a root mean square error of 0.219 ft (6.7 cm) between predicted and measured elevations. Cooper Aerial provided the Company with a one meter pixel digital elevation model (DEM) and a 2 ft contour shape-file derived from the LiDAR data. Cooper Aerial also corrected ortho imagery with a 0.15 m pixel size. Coordinates were converted from WGS84 to NAD 1983 UTM Zone 12N in meters, and elevation was reported in NAVD 1988 international feet. The conversion caused no distortion in elevations used in the resource model.

The Company has not performed any drilling to date on the Anderson Project.

Update to July 31, 2016

A Technical Report dated June 19, 2012 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred and indicated mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred and indicated mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred and indicated resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

A Preliminary Economic Assessment (“PEA”) dated July 6, 2014 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG and Terence McNulty, PE and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The PEA contains certain disclosure relating to indicated and inferred mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of the indicated or inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of indicated and inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported indicated and inferred mineral resources referred to in the PEA are economically or legally mineable. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Anderson Project.

Arizona: Workman Creek Project

The Workman Creek Project is a 4,036-acre property located in Gila County, Arizona.

A Technical Report dated July 7, 2012 for the Workman Creek Project, prepared in accordance with NI 43-101, was completed by Neil G. McCallum, P.G. and Gary H. Giroux, P.E., a consulting geologist and engineer, respectively, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Workman Creek Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

The following table provides information relating to our mineral rights located in Arizona:

Property	Number of Claims or Leases Held	Gross Acres
Artillery Peak 1	19 claims	380
Artillery Peak 2	31 claims	620
Los Cuatros	1 lease	640
Anderson	386 claims & 1 lease	8,268
Workman Creek	198 claims	4,036

Colorado

Claims and leases acquired by us in Colorado have historical production tonnages and grades published in the Colorado Geological Survey, Bulletin 40 “Radioactive Mineral Occurrences of Colorado”. Also, our geological staff has evaluated a portion of the claims currently owned by us.

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

A PEA dated April 8, 2014 for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The PEA contains certain disclosure relating to inferred mineral resource estimates for the Slick Rock Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the PEA are economically or legally mineable.

The following table provides information relating to our mineral rights located in Colorado:

Property	Number of Claims or Leases Held	Gross Acres
Carnotite	18 claims	360
Raven	37 claims	740
Slick Rock	315 claims	5,333
Radium Mountain	48 claims	979
Long Park	20 claims	400

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

The following table provides information relating to our mineral rights located in New Mexico:

Property	Number of Claims or Leases Held	Gross Acres
Todilto	1 lease	320
West Ranch	26 claims & 5leases	2,454
West Ambrosia Lake	6 mineral deeds	3,844
C de Baca	30 claims	600
Dalton Pass	51 claims	1,020

Texas

At July, 31, 2016, we currently own various exploration projects located in the South Texas Uranium Trend. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

Texas: Salvo Project

The Salvo Project is a 1,847-acre property located in Bee County, Texas.

A Phase I exploration drill program was completed in April 2011 with a total of 105 holes drilled. Phase II drilling began at the Salvo Project in October 2011, with two drilling rigs targeting Lower Goliad P and Q sand objectives. A total of 122 exploration and delineation holes for a total of 70,760 feet were drilled during Phase II which was concluded in May 2012. Twenty-nine holes (23%) met or exceeded a grade-thickness (“GT”) cutoff of 0.3 GT.

Interpretation of the Company’s exploration and delineation drilling along with historic data from 1982 to 84 exploration drilling by Mobil and URI, revealed the existence of two ore-bearing redox boundaries within the area, which has the potential to become PAA-1. A significant under-explored extension to this area which exhibits strong mineralization remains open-ended. Future plans would include further exploration/delineation drilling in this area in order to fully identify the extent of the mineralized zones in proposed PAA-1. Historic and recent Company drilling results are being reviewed for future exploration/delineation activities in the Salvo Project in order to fully identify the extent of the mineralized zones.

A Technical Report dated July 16, 2010 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA’s public disclosure website at www.sedar.com. A further Technical Report dated March 31, 2011 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the CSA’s public disclosure website at www.sedar.com. The March 31, 2011 Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Salvo Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Texas: Longhorn Project

The Longhorn Project is located in Live Oak County, Texas, which historically has produced uranium by both open pit and ISR methods. The property lies within the historic US Steel Clay West production area where uranium was previously mined utilizing ISR methods along the historic George West district trend. The Company has an extensive database of information regarding the area including drill maps and over 500 gamma logs. The Project lies on trend between two former US Steel production areas, the Boots/Brown and the Pawlik. At least five separate roll-fronts are believed to exist across the project area.  Uranium grades within these Oakville deposits ranged from 0.10% to in excess of 0.20% U3O8 according to US Steel reports and historic well logs obtained by the Company.  Well-developed Oakville sands in this area exhibit higher than average uranium grades for South Texas, as shown on many historic gamma ray logs, of which the Company has at least 500+ pertaining to the Project from various databases. These higher than average reported uranium grades were later proven by excellent recoveries in the US Steel ISR production areas

The property is located approximately 65 miles northwest of Corpus Christi and 55 miles southwest of Hobson. It is comprised of 43 lease agreements covering 651 acres, granting the Company the exclusive right to explore, develop and mine for uranium.  The Company anticipates that any uranium identified at the Longhorn Project will be extracted using ISR mining and processed at Hobson.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Trend, excluding the Palangana Mine and the Goliad and Burke Hollow Projects:

Property	Number of Claims or Leases Held	Gross Acres
Nichols	1 lease	909
Salvo	11 leases	1,847
Longhorn	43 leases	651

Wyoming

The Burnt Wagon Project, located 35 miles west of Casper, Wyoming, was acquired from North American Mining and Minerals Company in 2006. Previous operations defined shallow uranium mineralization in the Wind River formation of early Eocene age, at 50 to 200 foot depths, from 500 drill holes and 16,000 feet of electric logging data.

Situated in the Lower Eocene Wasatch formation of the southwest Powder River Basin is our Powder River Basin LO-Herma uranium property. The exploration data was acquired from H. Brenniman as a part of the Pioneer Nuclear, Inc., package in 2006. The 29 mining claims total 592 acres and are contiguous to the Uranium One (formerly Energy Metals Corp.) property.

The DL Prospect was assessed and acquired by using Pioneer Nuclear, Inc., 1970 uranium exploration data from the Brenniman database.

The following table provides information relating to our mineral rights located in Wyoming:

Wyoming Property	Number of Claims or Leases Held	Gross Acres
Burnt Wagon	10 claims and 1 lease	638
DL Prospect	1 lease	1,275
LO-Herma	29 claims	592

Paraguay

We hold interests in two projects within the South American country of Paraguay. The following map shows the location of both projects, Coronel Oviedo and Yuty.

Coronel Oviedo Project

Property Description and Location

The Coronel Oviedo Project is located in southeastern Paraguay, approximately 95 miles east of Asuncion, the capital of Paraguay. The Coronel Oviedo Project consists of a large mineral concession covering a total area of 464,548 acres. The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company (“Anschutz”) of Denver, Colorado (early 1980s) and recently by Crescent Resources (“Crescent”) in 2007. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

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

From 2006 to 2008, the Coronel Oviedo Project was optioned to Crescent Resources. During this period, a total of 24 holes were drilled and logged in the southern portion, offsetting mineralized holes drilled by Anschutz. A NI 43-101 Technical Report reported that 14 of the 24 holes had a grade-thickness (“GT”) product (in feet) equal to or greater than 0.30 GT. GT values equal to and above 0.30 are typically considered producible under ISR production methodology. The known uranium mineralization on the Coronel Oviedo Project intersected by the past drilling is at depths between 450 and 750 feet. Crescent Resources dropped the option on the Coronel Oviedo Project in 2008.

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

During Fiscal 2012, the Company completed a 10,000-meter drilling program. A total of 35 holes were drilled, averaging 950 feet in depth. The holes were drilled on east to west lines across known geologic structures believed to be integral in controlling uranium occurrence. The holes were drilled on wide spacings, approximately one to 1.5 miles apart (see map above). Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Oviedo Project. A radon extraction survey is being completed along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization.

A Technical Report dated October 15, 2012 for the Coronel Oviedo Project, prepared in accordance with NI 43-101, was completed by Douglas L. Beahm, P.E., P.G, a consulting geologist/engineer, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to an Exploration Target for the Coronel Oviedo Project. An Exploration Target has been calculated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Exploration Targets, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the Exploration Target will ever be converted into mineral resources or reserves. Exploration Targets have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that Exploration Targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the Exploration Target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

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

History

Exploration for uranium in Southeastern Paraguay was started in 1976 by Anschutz, after a Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for “all minerals, excluding oil, gas, and construction materials.” The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of some 162,700 square kilometers, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 meters of drilling were completed from 1976 to1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 meters to 0.351% U3O8 over 0.3 meters in sandstones and siltstones. Work was suspended in 1983 due to the slump of the price of uranium, and no further work was done at that time.

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

Geologic Setting of the Yuty Project, Paraguay

Recent Exploration

In late July 2006, Cue Resources Ltd. signed an agreement with the shareholders of Transandes Paraguay S.A. to option the Yuty Property, followed by a formal earn-in agreement signed on November 6, 2007, and started a systematic uranium exploration program. This included a compilation of all previous exploration data, including lithologic and radiometric logs, stored at Ministry of Public Works (the “MOPC”) in Asunción. The most recent drilling completed in the San Antonio area was in November and December 2010 at which time 33 holes were completed for a total of 11,500 feet. Of these holes, five were not successfully completed. Of the 28 holes that reached the target, ten had intersections greater than a GT (grade x thickness) of 0.10m% e U3O8, and an additional 13 had intersections exceeding a GT of 0.03 m% e U3O8.

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

In April 2015, the Yuty Project received a signed resolution from the Ministry of Public Works and Communication (the “MOPC”), the national agency that regulates mining in Paraguay, advancing the Project from the Exploration Phase into the Exploitation Phase. The Yuty Project is only the third mining project to achieve the Exploitation Phase since the current Paraguayan mining law was promulgated in 2007.

When the MOPC grants a mineral concession to an operator, the project initially enters the Exploration Phase for a maximum of six years, during which period a company must advance and demonstrate a viable project.  The Exploration Phase is followed by the Exploitation Phase for a maximum of 20 years renewable every 5 years indefinitely, during which period the environmental licensing process may begin, a key milestone required before starting production, as well as allowing for reductions in land and various investment costs.  The Exploitation Phase is followed by the Production Phase which lasts for an indefinite period.

Other Properties

As of July 31, 2016, we own 32 acres of real estate located in Goliad County, Texas, and 76.6 acres of real estate located in the Republic of Paraguay. As of July 31, 2016, we have entered into office rental and service agreements as follows:

•	an office lease at $8,985 per month for our Corpus Christi administration office located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expires on July 31, 2018; and

•	an office lease at $7,140 per month for our Vancouver administration office at 1030 West Georgia Street, Suite 1830, Vancouver, B.C., Canada V6E 2Y3. The lease expires on March 31, 2021.

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

This database adds over 500 drill holes and over 500,000 feet of drilling data results to the Company’s existing library of data. Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports, and feasibility studies, and many other essential tools for uranium exploration and pre-extraction.

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

Uranium Resources Inc.

We acquired the full database of historic drill results for the Company’s Salvo ISR uranium project located in Bee County, Texas. The database consists of 425 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps.

Uranium One – South Texas Goliad Project

The South Texas Goliad database includes raw and interpreted data compiled by Total Minerals (“TOMIN”) and others from the mid 1980s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

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

In summary, the database contains:

•	4,894 South Texas uranium logs - 2.8 million feet of drilling;
•	13,882 South Texas oil and gas logs - 41.6 million feet;
•	752 maps/sections across South Texas; and
•	103 documents, reports and analyses documenting the study.

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

On or about March 9, 2011, the TCEQ granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project.  On or about December 4, 2012, the U.S. Environmental Protection Agency concurred with the TCEQ issuance of the Aquifer Exemption permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint.  The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules.  In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims. The court set the case for a four-week jury trial that was to take place in Yavapai County, Arizona, in April 2016.  In November 2015, after the completion of discovery, the Company and the remaining defendants filed motions for summary judgment, seeking to dismiss all of the Plaintiffs’ remaining claims.  While those motions were pending, the parties reached a settlement agreement with respect to all claims asserted by the Plaintiffs in that lawsuit.  A formal settlement and release agreement was subsequently executed, pursuant to which all of the Plaintiffs’ claims in the Arizona lawsuit were dismissed with prejudice.  Pursuant to the terms of the settlement agreement, the Defendants collectively paid $500,000 to the Plaintiffs, of which $50,000 was paid by the Company.

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015, (the “Securities Case”) seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act. The Company filed a motion to dismiss and on July 15, 2016, the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 United States District Court dismissed the Securities Case pursuant to the plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the lawsuit’s dismissal.

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

The Company believes that the Derivative Cases are without merit and intends to vigorously defend the same.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2016, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “URME” on December 5, 2005. On September 28, 2007, shares of our common stock commenced trading on the NYSE MKT Equities Exchange (formerly known as the American Stock Exchange and the NYSE Amex Equities Exchange) (the “NYSE MKT”) under the symbol “UEC”. The market for our common stock is limited and can be volatile. The following table sets forth the high and low trading prices relating to our common stock on the NYSE MKT on a quarterly basis for the periods indicated:

NYSE MKT
Quarter Ended	High	Low
July 2016	$1.47	$0.69
April 2016	$1.00	$0.70
January 2016	$1.15	$0.65
October 2015	$1.41	$0.90
July 2015	$3.00	$1.13
April 2015	$2.88	$1.26
January 2015	$2.00	$1.08
October 2014	$1.75	$1.23

The last reported closing price for our shares on the NYSE MKT on October 10, 2016 was $0.96 per share. As of October 10, 2016, we had 231 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2016, we had one equity compensation plan, our 2016 Stock Incentive Plan (the “2016 Plan”). The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Weighted Average Remaining Term of Outstanding Options, Warrants and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2016 Stock Incentive Plan)	12,095,134	$1.34	3.36 years	6,324,200
Equity Compensation Plans Not Approved by Security Holders (1)	10,724	$5.13	0.01 years	Nil

Total	12,105,858	$1.34	3.36 years	6,324,200

Notes:

(1)	Includes 10,724 non-compensatory options having a weighted average exercise price of $5.13 and a weighted average remaining term of 0.01 years issued on March 30, 2012 in connection with the acquisition of Cue Resources Ltd. and outstanding on July 31, 2016, which were not issued pursuant to, and are not subject to the terms and conditions of, the Company’s 2016 Stock Incentive Plan.

Securities Authorized For Issuance Under Compensation Plans

2016 Stock Incentive Plan

On June 7, 2016, our Board of Directors adopted the 2016 Plan, under which up to 18,892,856 shares may be issued, subject to adjustment as described in the 2016 Plan, and which at that time consisted of (i) 10,467,134 shares issuable pursuant to stock options previously granted that were outstanding under our 2015 Stock Incentive Plan (the “2015 Plan”); (ii) 7,225,722 shares remaining available for issuance under the 2015 Plan; and (iii) 1,200,000 additional shares that may be issued pursuant to awards that may be granted under the 2016 Plan. On July 28, 2016, our shareholders approved the adoption of our 2016 Plan. The 2016 Plan supersedes and replaces the Company’s prior equity compensation plan, being the 2015 Plan, such that no further shares are issuable under the 2015 Plan.

The purpose of the 2016 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2016 Plan is to be administered by our Compensation Committee which shall determine, among other things, (i) the persons to be granted awards under the 2016 Plan (each an “Eligible Participant”), (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue shares, options, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2016 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the administrator under the 2016 Plan. If the administrator under the 2016 Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause,” he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2016 Plan is not complete and is qualified in its entirety by reference to the 2016 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 10, 2016, there were stock options outstanding under our 2016 Plan exercisable for an aggregate of 12,287,634 shares of our common stock.

Common Stock Purchase Warrants

As of October 10, 2016, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 13,953,872 of our common stock.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2016 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2016 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following:

•	on May 9, 2016, we issued 86,000 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $0.75 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and
•	on the same date, we issued a further 40,000 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $0.85 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2012 through to July 31, 2016; with (i) the cumulative total return on the shares of common stock of a peer group index comprised of Denison Mines Corp., Paladin Energy Ltd., Uranium Resources, Inc. Peninsula Energy Ltd., Cameco Corp., and Energy Fuels Inc. (ii) the cumulative return on the Russell 2000 Index.

	July 31, 2012	July 31, 2013	July 31, 2014	July 31, 2015	July 29, 2016
Uranium Energy Corp.	$59.52	$68.75	$52.68	$39.88	$28.60
Peer Group	57.47	51.27	43.39	25.61	20.25
Russell 2000 Index	98.73	131.14	140.53	155.41	153.06

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2016 as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2016	July 31, 2015	July 31, 2014	July 31, 2013	July 31, 2012
Cash and cash equivalents	$7,142,571	$10,092,408	$8,839,892	$14,171,807	$25,015,284
Working capital	6,178,194	6,246,920	9,184,889	11,703,311	22,472,302
Total assets	56,176,311	57,900,257	64,655,888	73,250,001	85,143,395
Total liabilities	25,726,433	26,913,592	25,232,289	15,804,923	9,222,914
Stockholders' equity	30,449,878	30,986,665	39,423,599	57,445,078	75,920,481

Consolidated Statements of Operations

	Year Ended July 31,
	2016	2015	2014	2013	2012
Sales	$-	$3,080,000	$-	$9,026,325	$13,757,400
Costs and expenses	14,331,743	23,415,842	22,836,594	30,836,954	38,363,293
Net loss for the year	(17,329,872)	(23,361,928)	(25,975,107)	(21,863,091)	(25,083,720)
Net loss per share, basic and diluted	(0.16)	(0.25)	(0.29)	(0.26)	(0.32)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2016 including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes our results of operations for each of the fiscal years ended July 31, 2016, 2015, and 2014 (“Fiscal 2016”, “Fiscal 2015” and “Fiscal 2014”, respectively) and our financial condition as at July 31, 2016 and 2015, with a particular emphasis on Fiscal 2016, our most recently completed fiscal year.

Business

We operate in a single reportable segment and since 2004, as more fully described under “General Business” of Item 1. Business, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2016, we had no uranium supply or “off-take” agreements in place.

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

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico and Texas and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2016, the Company

•	entered into a Second Amended and Restated Agreement with our Lenders and extended the $20,000,000 senior secured credit facility by deferring required principal payments to February 1, 2019 and by extending the maturity date to January 1, 2020;
•	completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000;

•	completed an asset acquisition through the issuance of 1,333,560 restricted common shares and the payment of $50,000 in cash;
•	continued to advance development of Production Area Authorization (“PAA”) 4 of the Palangana Mine;
•	continued to advance exploration and permitting activities at the Burke Hollow Project;
•	continued permitting work at the Anderson Project;
•	appointed former United States Energy Secretary Spencer Abraham as Executive Chairman of the Company’s Board of Directors; and
•	appointed Pat Obara as the Company’s Chief Financial Officer.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2016, we have been focused primarily on expanding our South Texas uranium mining activities and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the United States and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012, however, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source for the U3O8 sold to generate our sales revenues during Fiscal 2015, 2013 and 2012, with no sales revenues generated during Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Uranium extraction at the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. At July 31, 2016, we had no uranium supply or “off-take” agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows. The table below provides the high/low/average/close for the uranium spot price for each of the last five fiscal years ended July 31 as obtained from The Ux Consulting Company, LLC:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2016	$38.50	$25.00	$32.25	$25.90
July 31, 2015	44.00	28.75	36.53	36.00
July 31, 2014	36.25	28.00	33.22	28.50
July 31, 2013	49.25	34.25	43.50	34.50
July 31, 2012	55.25	49.00	50.69	49.50

Historically, the uranium spot price has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

Mineral Rights and Properties

The following is a summary of significant activities by project during Fiscal 2016:

Texas: Palangana Mine

During Fiscal 2016, we continued with our strategic plan for reduced operations implemented in Fiscal 2014 and continued reduced operations at the Palangana Mine to capture residual uranium only.

Wellfield design for the first module at PAA-4, which is fully-permitted for uranium extraction, continued to advance. At July 31, 2016, a total of 214 drill holes have been completed relating to PAA-4 for mineral trend exploration, delineation and monitor wells.

Texas: Burke Hollow Project

During Fiscal 2016, 49 exploration holes totaling 25,020 feet were drilled at the Burke Hollow Project to depths ranging from 420 feet to 640 feet, with an average depth of 511 feet. At July 31, 2016, a total of 575 exploration holes, including 30 regional baseline monitor wells, totaling 271,520 feet have been drilled to depths ranging from160 feet to 1,100 feet, with an average depth of 472 feet.

With the recent issuance of two Class I disposal well permits, permitting activities continued on the Mine Area, Aquifer Exemption and Radioactive Material License applications. The draft Mine Area permit and Aquifer Exemption have been issued while the Radioactive Material License application remains under technical review by Texas Commission on Environmental Quality. The spring ecological assessment for the eastern trend extension has been completed, and the fall ecological assessment was scheduled for the end of September 2016 anticipating wellfield expansion of the eastern trend.

Arizona: Anderson Project

During Fiscal 2016, the Company completed work on the Bureau of Land Management Notice of Intent permit, which was submitted for review in December 2015, and approved by the BLM in March 2016.

Asset Acquisition

On March 4, 2016, the Company entered into a share purchase and option agreement (the “SPOA”) with CIC Resources Inc. (the “Vendor”) pursuant to which the Company acquired (the “Acquisition”) all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an option (the “Option”) to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”), another wholly-owned subsidiary of the Vendor.  JDL’s principal assets include land located in the department of Alto Parana in the Republic of Paraguay.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain titanium mineral concessions (the “Property”), which are located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

Pursuant to the SPOA, the Company issued 1,333,560 restricted common shares in the capital of the Company and paid $50,000 in cash to complete the Acquisition. If the Company has paid or caused to have paid on the Vendor’s behalf certain maintenance payments and assessment work required to keep the Property in good standing as directed by the Vendor, during the one-year period following completion of the Acquisition (the “Option Period”), the Company may elect in its discretion to exercise the Option at any time, or if, in accordance with the SPOA, the Vendor satisfies certain conditions precedent to exercise, the Company will be deemed to have exercised the Option.  Upon exercise of the Option the Company is required to pay, subject to certain adjustments, $250,000 in cash to the Vendor and to grant to the Vendor a 1.5% net smelter returns royalty (the “Royalty”) on the Property as contemplated by a proposed net smelter returns royalty agreement (the “Royalty Agreement”) to be executed by the parties upon exercise of the Option.  Pursuant to the proposed Royalty Agreement, the Company has the right, exercisable at any time for a period of six years following exercise of the Option, to acquire 0.5% of the Royalty at a purchase price of $500,000.

Refer to Note 6: Other Long-Term Asset and Liability of the Notes to the Consolidated Financial Statements for Fiscal 2016.

Results of Operations for the Fiscal 2016, 2015 and 2014

For Fiscal 2016, Fiscal 2015 and Fiscal 2014, we recorded a net loss of $17,329,872 ($0.16 per share), $23,361,928 ($0.25 per share) and $25,975,107 ($0.29 per share), respectively. Costs and expenses during Fiscal 2016, 2015 and 2014 were $14,331,743, $23,415,842 and $22,836,594, respectively.

During Fiscal 2015, sales of U3O8 totaled 80,000 generating sales revenues of $3,080,000, with corresponding cost of sales of $2,326,674. No revenue from U3O8 sales was generated during Fiscal 2016 and Fiscal 2014.

Uranium Extraction Activities

During Fiscal 2014, uranium extraction at the Palangana Mine and processing of those materials at the Hobson Processing Facility continued in South Texas, but at a reduced pace as part of a strategic plan to align our operations to adapt to the existing uranium market in a challenging post-Fukushima environment.

During Fiscal 2015, we continued with our strategic plan for reduced operations implemented in Fiscal 2014. Uranium extraction at PAA-1, 2 and 3 at the Palangana Mine continued to operate at a reduced pace.  Pre-extraction activities at other PAAs of the Palangana Mine continued as planned, including the completion of PAA-4 permitting activities which is now fully-permitted for future uranium extraction.

During Fiscal 2016, we further reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no U3O8 was processed at the Hobson Processing Facility, and only minimal extraction or processing costs were capitalized to inventories.

While we remain in a state of operational readiness, uranium extraction expenditures incurred for PAA-1, 2 and 3 directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to the consolidated statement of operations.

As a result, during Fiscal 2016, the Palangana Mine captured 2,000 pounds of residual uranium during the process of maintaining operational readiness and no uranium concentrates were processed at the Hobson Processing Facility. During Fiscal 2015, the Palangana Mine extracted 16,000 pounds of U3O8 (Fiscal 2014: 44,000 pounds of U3O8), and the Hobson Processing Facility processed 18,000 pounds of U3O8 (Fiscal 2014: 43,000 pounds of U3O8).

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2016, the Hobson Processing Facility has processed finished goods representing 578,000 pounds of U3O8, of which 570,000 pounds have been sold, resulting in a finished goods-inventory balance of 8,000 pounds of U3O8 as of July 31, 2015 and 2016.

At July 31, 2016, the total value of inventories was $275,316 of which $200,043 (73%) represented the value of finished goods of U3O8, $61,519 (22%) represented the value of work-in-progress and $13,754 (5%) represented the value of supplies. The cash component of the total value of inventories was $234,034 and the non-cash component of the total value of inventory was $41,282. During Fiscal 2016, no inventory write-down to net realizable value was recorded.

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

Cash and non-cash components of the total value of inventories represent non-US GAAP financial measures which we believe are important in evaluating our operating results not only for management but for our investors. We use these measures to compare our performance with other mining companies and rely upon them as part of management’s decision-making process.

Costs and Expenses

During Fiscal 2016, costs and expenses totaled $14,331,743 (Fiscal 2015: $23,415,842; Fiscal 2014: $22,836,594), comprised of cost of sales of $Nil (Fiscal 2015: $2,326,674; Fiscal 2014: $Nil), inventory write-down of $Nil (Fiscal 2015: $Nil; Fiscal 2014: $804,060), mineral property expenditures of $4,061,159 (Fiscal 2015: $5,706,080; Fiscal 2014: $9,160,648), general and administrative of $9,297,746 (Fiscal 2015: $13,230,840; Fiscal 2014: $9,825,796), depreciation, amortization and accretion of $875,724 (Fiscal 2015: $1,802,443; Fiscal 2014: $2,392,866) and impairment loss on mineral properties of $97,114 (Fiscal 2015: $349,805; Fiscal 2014: $653,224).

Cost of sales of U3O8 is determined using the average cost per pound in inventories at the end of the month prior to the month in which the sale occurs, and includes royalties and other direct selling costs.

Mineral Property Expenditures

During Fiscal 2016, mineral property expenditures totaled $4,061,159 (Fiscal 2015: $5,706,080; Fiscal 2014: $9,160,648), comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects.

During Fiscal 2016, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $144,107, and a credit amount of revaluation of ARO totaling $308,398 being recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 9, Asset Retirement Obligations to the Consolidated Financial Statements for Fiscal 2016.

For Fiscal 2016, this amount includes uranium extraction expenditures directly related to maintaining operational readiness and permitting compliance at the Palangana Mine and Hobson Processing Facility of $1,616,786 (Fiscal 2015: $1,920,787; Fiscal 2014: $2,613,333).

The following table provides a breakdown of mineral property expenditures by uranium mine/project during the past three fiscal years:

	Year Ended July 31,
	2016	2015	2014
Mineral Property Expenditures
Palangana Mine	$1,273,002	$2,147,293	$2,566,770
Goliad Project	92,588	105,282	1,747,619
Burke Hollow Project	1,034,888	1,316,321	2,094,089
Longhorn Project	10,149	66,135	71,497
Salvo Project	34,289	54,462	14,384
Anderson Project	178,212	240,519	254,840
Workman Creek Project	32,820	31,702	32,290
Slick Rock Project	53,861	53,313	66,525
Yuty Project	388,840	392,879	451,464
Coronel Oviedo Project	569,077	564,501	759,804
Other Mineral Property Expenditures	701,831	733,673	1,101,366
Re-valuation of Asset Retirement Obligations	(308,398)	-	-
	$4,061,159	$5,706,080	$9,160,648

The following is a breakdown of mineral property expenditures by major category for each uranium mine/project:

•	Palangana Mine

During Fiscal 2016, mineral property expenditures at the Palangana Mine totaled $1,273,002, which were comprised of: permitting and property maintenance of $31,468 (Fiscal 2015: $124,288; Fiscal 2014: $195,964), exploration expenditures of $52,270 (Fiscal 2015: $190,362; Fiscal 2014: $180,122), plant development of $3,454 (Fiscal 2015: $1,012; Fiscal 2014: $87,755), wellfield development of $1,428 (Fiscal 2015: $134,571; Fiscal 2014: $179,412), disposal well development of $Nil (Fiscal 2015: $242,721; Fiscal 2014: $Nil) and maintenance of operational readiness and permitting compliance of $1,184,382 (Fiscal 2015: $1,454,339; Fiscal 2014: $1,923,517);

•	Goliad Project

During Fiscal 2016, mineral property expenditures at the Goliad Project totaled $92,588, which were comprised of: permitting and property maintenance of $14,494 (Fiscal 2015: $18,723; Fiscal 2014: $288,014), exploration expenditures of $9,505 (Fiscal 2015: $17,027; Fiscal 2014: $350,866), plant development of $66,053 (Fiscal 2015: $68,983; Fiscal 2014: $829,700) and wellfield development of $2,536 (Fiscal 2015: $549; Fiscal 2014: $279,039);

•	Burke Hollow Project

During Fiscal 2016, mineral property expenditures at the Burke Hollow Project totaled $1,034,888, which were comprised of: permitting and property maintenance of $79,911 (Fiscal 2015: $430,717; Fiscal 2014: $339,640) and exploration expenditures of $954,977 (Fiscal 2015: $885,604; Fiscal 2014: $1,754,449);

•	Longhorn Project

During Fiscal 2016, mineral property expenditures at the Longhorn Project totaled $10,149 (Fiscal 2015: $66,135; Fiscal 2014: $71,497) mainly for property maintenance;

•	Salvo Project

During Fiscal 2016, mineral property expenditures at the Salvo Project totaled $34,289 (Fiscal 2015: $54,462; Fiscal 2014: $14,384) mainly for property maintenance;

•	Anderson Project

During Fiscal 2016, mineral property expenditures at the Anderson Project totaled $178,212, which were comprised of: permitting and property maintenance of $128,532 (Fiscal 2015: $192,400; Fiscal 2014: $83,851) and exploration expenditures of $49,680 (Fiscal 2015: $48,119; Fiscal 2014: $170,989);

•	Workman Creek Project

During Fiscal 2016, mineral property expenditures at the Workman Creek Project totaled $32,820 (Fiscal 2015: $31,702; Fiscal 2014: $32,290) mainly for property maintenance;

•	Slick Rock Project

During Fiscal 2016, mineral property expenditures at the Slick Rock Project totaled $53,861 (Fiscal 2015: $53,313; Fiscal 2014: $66,525) mainly for property maintenance;

•	Yuty Project

During Fiscal 2016, mineral property expenditures at the Yuty Project totaled $388,840, which were comprised of: permitting and property maintenance of $263,756 (Fiscal 2015: $230,280; Fiscal 2014: $192,953) and exploration expenditures of $125,084 (Fiscal 2015: $162,599; Fiscal 2014: $258,511); and

•	Coronel Oviedo Project

During Fiscal 2016, mineral property expenditures at the Coronel Oviedo Project totaled $569,077, which were comprised of: permitting and property maintenance of $270,212 (Fiscal 2015: $243,202; Fiscal 2014: $150,000) and exploration expenditures of $298,865 (Fiscal 2015: $321,299; Fiscal 2014: $609,804).

General and Administrative

During Fiscal 2016, general and administrative expenses totaled $9,297,746 (Fiscal 2015: $13,230,840; Fiscal 2014: $9,825,796), a decrease of $3,933,094 during Fiscal 2016 compared to Fiscal 2015 and an increase of $3,405,044 during Fiscal 2015 compared to Fiscal 2014. General and administrative expenses are comprised of salaries, management and consulting fees of $2,181,859 (Fiscal 2015: $3,009,974; Fiscal 2014: $3,446,206); office, filling and listing fees, insurance, investor relations and travel of $2,651,768 (Fiscal 2015: $3,018,332; Fiscal 2014: $3,325,020), professional fees of $1,379,956 (Fiscal 2015: $1,584,786; Fiscal 2014: $1,745,120) and stock-based compensation expense of $3,084,163 (Fiscal 2015: $5,617,748; Fiscal 2014: $1,309,450).

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused any significant variances from year-to-year:

•	During Fiscal 2016, salaries, management and consulting fees totaled $2,181,859 (Fiscal 2015: $3,009,974; Fiscal 2014: $3,446,206) which continued to decrease year-over-year by $828,115 during Fiscal 2016 compared to Fiscal 2015 and by $436,232 during Fiscal 2015 compared to Fiscal 2014. Since Fiscal 2013, the number of employees and consultants, as well as any cash bonus payments made to directors, officers and employees, has decreased year-over-year. During Fiscal 2016, the Company implemented pay reductions and compensated directors, officers and employees with shares in lieu of cash to further reduce cash outlays;

•	During Fiscal 2016, office, filing and listing, insurance, investor relations and travel expense fees totaled $2,651,768 (Fiscal 2015: $3,018,332; Fiscal 2014: $3,325,020) which continued to decrease year-over-year by $366,565 during Fiscal 2016 compared to Fiscal 2015 and by $306,688 during Fiscal 2015 compared to Fiscal 2014. Since Fiscal 2013, we have continued to focus our efforts on monitoring and controlling these costs and reduce expenses wherever possible as reflected by significant decreases of expenses in recent years;

•	During Fiscal 2016, professional fees totaled $1,379,956 (Fiscal 2015: $1,584,786; Fiscal 2014: $1,745,120) which decreased by $204,830 during Fiscal 2016 compared to Fiscal 2015 and by $160,334 during Fiscal 2015 compared to Fiscal 2014. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, and audit and taxation services; and

•	During Fiscal 2016, stock-based compensation expense totaled $3,084,163 (Fiscal 2015: $5,617,748; Fiscal 2014: $1,309,450) which decreased by $2,533,585 during Fiscal 2016 compared to Fiscal 2015 and increased by $4,308,298 during Fiscal 2015 compared to Fiscal 2014. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company. Overall, we have increased equity-based payments to directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays. The significant increase during Fiscal 2015 was due primarily to stock options granted to directors, officers, employees and consultants of the Company in September 2014.

Depreciation, Amortization and Accretion

During Fiscal 2016, depreciation, amortization and accretion totaled $875,724, which decreased by $926,719 compared to $1,802,443 during Fiscal 2015. This decrease was primarily the result of the discontinuation of depletion and/or depreciation of the Palangana Mine and Hobson Processing Facility due to further reduced operations, combined with the effects of certain property and equipment reaching full depletion and/or depreciation.

During Fiscal 2015, depreciation, amortization and accretion totaled $1,802,443, which decreased by $590,423 compared to $2,392,866 during Fiscal 2014, due primarily to the effects of extensions in the estimated useful lives relating to the Palangana Mine and certain property and equipment reaching full depletion and depreciation.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During Fiscal 2016, the Company abandoned certain mineral interests at projects located in Colorado, New Mexico and Wyoming having a combined acquisition cost of $97,114. As a result, an impairment loss on mineral properties of $97,114 was reported on the consolidated statement of operations.

During Fiscal 2015, the Company abandoned certain mineral interests which were outside of the previously established mineralize materials at the Salvo Project with a combined acquisition cost of $349,805. As a result, an impairment loss on mineral property of $349,805 was reported on the consolidated statement of operations.

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

Other Income and Expenses

Interest and Finance Costs

During Fiscal 2016, interest and finance costs totaled $3,005,391 (Fiscal 2015: $3,071,235; Fiscal 2014: $2,893,816), comprised primarily of interest on long-term debt of $1,626,667 (Fiscal 2015: $1,622,222; Fiscal 2014: $1,372,222) and amortization of debt discount of $1,245,615 (Fiscal 2015: $1,353,773; Fiscal 2014: $1,498,858).

During Fiscal 2016, interest on long-term debt totaled $1,626,667 (Fiscal 2015: $1,622,222; Fiscal 2014: $1,498,858). Interest on long-term debt was consistent during Fiscal 2016 compared to Fiscal 2015, while increased by $250,000 during Fiscal 2015 compared to $1,372,222 during Fiscal 2014, primarily the result of interest on the second $10 million funding received in March 2014 for a total of $20 million received under the Credit Facility.

During Fiscal 2016, amortization of the debt discount totaled $1,245,615 (Fiscal 2015: $1,353,773; Fiscal 2014: $1,498,858), which decreased by $108,158 during Fiscal 2016 compared to Fiscal 2015 and by $145,085 during Fiscal 2015 compared to Fiscal 2014. The decreases were primarily the result of the term extension under the Second Amended Credit Facility in Fiscal 2016 and the Amended Credit Facility in Fiscal 2014.

Liquidity and Capital Resources

	July 31, 2016	July 31, 2015
Cash and cash equivalents	$7,142,571	$10,092,408
Current assets	8,000,641	10,807,618
Current liabilities	1,822,447	4,560,698
Working capital	6,178,194	6,246,920

At July 31, 2016, we had working capital of $6,178,194, which remained at the same level as the working capital of $6,246,920 at July 31, 2015. At July 31, 2016, we had $7,142,571 (July 31, 2015: $10,092,408) in cash and cash equivalents which continues to represent the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to the Consolidated Financial Statements for Fiscal 2016.

During Fiscal 2016, uranium extraction at PAA-1, 2 and 3 operated at a further reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

Although our planned principal operations commenced in Fiscal 2012 from which significant revenues from U3O8 sales have been realized, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. In Fiscal 2016, our net loss totaled $17,329,872 (Fiscal 2015: $23,361,928; Fiscal 2014: $25,975,107) and we had an accumulated deficit balance of $209,353,946 at July 31, 2016. During Fiscal 2016, we had net cash outflows of $2,949,837 (Fiscal 2015: $1,252,516, net cash inflows; Fiscal 2014: $5,331,915, net cash outflows). Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. As detailed in the preceding paragraph, we have also relied to a limited extent on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012, however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

For the fiscal year ending July 31, 2017 (“Fiscal 2017”), we estimate that a total of up to $2.0 million will be incurred on our uranium projects for exploration and pre-extraction activities, such as permitting and drilling including related labor. We hold mineral rights in the States of Arizona, Colorado, New Mexico, and Texas and the Republic of Paraguay with annual land-related payments totaling $1.5 million to maintain these rights in good standing.

If the Company elects to exercise the Option in accordance with the SPOA, the Company is required to pay $250,000 in cash to the Vendor to acquire the titanium mineral concessions located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay. These titanium mineral concessions will require annual maintenance fees totaling $152,000.

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2016 continues or weakens further during Fiscal 2017;
•	if the weakness in the market price of our common stock experienced in Fiscal 2016 continues or weakens further during Fiscal 2017;
•	if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our Credit Facility during Fiscal 2017, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against certain key assets securing our indebtedness; and
•	if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2017, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

On March 10, 2016, the Company completed a direct registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share of the Company for a three year period.

On June 25, 2015, the Company completed a public offering of 5,000,000 units at a price of $2.00 per unit for gross proceeds of $10,000,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant, with each whole warrant exercisable at a price of $2.35 for a three-year period to purchase one share of the Company totaling 2,500,000 shares. In connection with this offering, the Company issued share purchase warrants to the agents to purchase 350,000 shares of the Company exercisable at a price of $2.35 per share for a three year period.

At July 31, 2016, a total of $35.1 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $64.9 million under the 2014 Shelf:

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

On October 23, 2013, we completed a public offer and sale of 3,380,954 units of the Company at a price of $2.10 per unit for gross proceeds of $7.1 million pursuant to a prospectus supplement to our previously filed Form S-3 “Shelf” Registration Statement which was effective on September 2, 2011 (the “2011 Shelf”). Each unit was comprised of one share of the Company and 0.55 of one share purchase warrant, with each whole warrant exercisable at a price of $2.60 for a three-year period to purchase one additional share of the Company totaling 1,859,524 shares.

During Fiscal 2015, the Company completed a public offer and sale of 280,045 shares at a price of $1.70 per share for gross proceeds of $474,788 under the 2011 Shelf through an “at-the-market” offerings pursuant to a Controlled Equity Offering Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co. and the Company.

The 2011 Shelf expired on September 2, 2014. As a result, no further public offer and sale of the Company’s shares may be completed pursuant to an ATM Offering under the 2011 Shelf.

Debt Financing

On February 9, 2016, the Company entered into the Second Amended and Restated Credit Agreement with its lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby the Company and the Lenders agreed to certain further amendments to the $20,000,000 senior secured credit facility (the “Credit Facility”), under which:

•	initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013; and
•	additional funding of $10,000,000 was received by the Company upon closing of the Amended Credit Facility on March 13, 2014.

The Credit Facility is non-revolving with an amended term of 6.5 years maturing on January 1, 2020, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis. Monthly principal repayments equal to one twelfth of the principal balance then outstanding are required to commence on February 1, 2019.

We are required to use the proceeds of the Credit Facility for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

The Second Amended and Restated Credit Agreement supersedes, in their entirety, the Amended and Restated Credit Agreement of March 13, 2014 and the Credit Agreement dated of July 30, 2013 with the Lenders.

Refer to Long-Term Debt Obligations under Material Commitments and to Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2016.

Operating Activities

During Fiscal 2016, net cash used in operating activities was $13,080,607 (Fiscal 2015: $12,275,237; Fiscal 2014: $21,268,103). During Fiscal 2015, we received cash proceeds of $3,080,000 from U3O8 sales totaling 80,000 pounds No cash proceeds were received from sales of U3O8 during Fiscal 2016 and Fiscal 2014. Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2016, net cash provided by financing activities was $10,194,972 (Fiscal 2015: $9,653,956; Fiscal 2014: $15,898,384). During Fiscal 2016, we received net proceeds of $10,209,632 (Fiscal 2015: $9,650,530; Fiscal 2014: $6,342,254) from the issuance of shares of common stock for equity financings and the exercise of stock options. During Fiscal 2014, we received net proceeds of $9,555,467 in a second drawdown from the $20 million senior secured Credit Facility under the then Amended and Restated Credit Agreement.

Investing Activities

During Fiscal 2016, net cash used in investing activities was $64,202 (Fiscal 2015: $3,873,797 provided by; Fiscal 2014: $37,804 used in). During Fiscal 2016, we paid net cash totaling $46,084 in an asset acquisition. During Fiscal 2016, we acquired mineral rights and properties of $Nil (Fiscal 2015: $78,626; Fiscal 2014: $161,800) and purchased equipment totaling $18,934 (Fiscal 2015: $23,041; Fiscal 2014: $163,276). During Fiscal 2015, we secured surety bonds for certain reclamation obligations which resulted in the release of $5,663,158 in gross proceeds from reclamation deposits, offset by the payment of collateral for the surety bonds of $1,690,208. During Fiscal 2014, we received a reclamation deposit refund of $362,280 for the release of the Mount Lucas Project to unrestricted use.

Stock Options and Warrants

At July 31, 2016, the Company had stock options outstanding representing 12,105,858 common shares at a weighted-average exercise price of $1.34 per share and share purchase warrants outstanding representing 13,953,872 common shares at a weighted-average exercise price of $1.65 per share. At July 31, 2016, outstanding stock options and warrants represented a total 26,059,730 common shares issuable for gross proceeds of approximately $39,330,000 should these stock options and warrants be exercised in full. At July 31, 2016, outstanding in-the-money stock options and warrants represented a total 2,897,634 common shares exercisable for gross proceeds of approximately $2,110,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

For Fiscal 2017, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures and to remain in a state of operational readiness in anticipation of a recovery in uranium prices.  In terms of future growth, exploration and/or pre-extraction including permitting activities at other PAAs of the Palangana Mine and at the Burke Hollow Project are expected to continue.

Material Commitments

Long-Term Debt Obligations

The Credit Facility described above under Debt Financing requires scheduled payments of principal, interest and fees and includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness. Our ability to make these scheduled payments will be dependent on, and may change as a result of, our financial condition and operating performance. If we become unable to make these scheduled payments or if we do not comply with any one or more of these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness. Furthermore, such default could result in the enforcement by our Lenders against the Company’s assets securing our indebtedness. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

At July 31, 2016, we complied with all of the covenants under the Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2017.

	Payment Due by Period
		Less Than 1			More Than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations - Principal	$20,000,000	$-	$10,000,000	$10,000,000	$-
Long-Term Debt Obligations - Interests and Fees	7,699,630	2,722,222	4,807,408	170,000	-
Asset Retirement Obligations	6,650,255	-	1,082,042	1,105,393	4,462,820
Operating Lease Obligations	646,348	215,883	284,598	145,867	-
Total	$34,996,233	$2,938,105	$16,174,048	$11,421,260	$4,462,820

At July 31, 2016, we were renting or leasing office premises in Texas, U.S.A, Vancouver, British Columbia, Canada and Paraguay for total monthly payments of $18,489. Office lease agreements expire between July 2018 and March 2021 for the United States and Canada.

Commitments for Management Services

At July 31, 2016, we were committed to paying our key executives a total of $823,000 per year for management services.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities including contingencies as of the balance sheet date and the corresponding revenues and expenses for the period reported. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares of common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, valuation of variable share forward contract, net realizable value of inventory and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions. The following summary provides a description of our critical accounting policies:

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

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management’s best estimate of the costs expected to be incurred for each project. Such estimates consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

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

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations and the corresponding assets. Revisions to the asset retirement obligations associated with fully depleted projects (with a carrying value of $Nil) are charged to the statement of operations.

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

Subsequent Event

Other than as already disclosed elsewhere in this Annual Report, the Company has no other subsequent events to report as of the date of this Annual Report.

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

Uranium Price Risk

We are subject to market risk related to the market price of uranium. At July 31, 2016, we had no uranium supply or “off-take” agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Country Risk

We are subject to market risk related to our operations in foreign jurisdictions. We hold two significant uranium projects in Paraguay and an option to acquire a titanium project. Operations in foreign jurisdictions outside of the U.S. and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights.

Interest Rate Risk

Our term debt has fixed interest rates and we have no significant exposure to interest rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2016 are included in this Form 10-K beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets;
•	Consolidated Statements of Operations and Comprehensive Loss;
•	Consolidated Statements of Cash Flows;
•	Consolidated Statements of Stockholders’ Equity; and
•	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015
Sales	$-	$-	$-	$-
Net loss	(3,777,278)	(3,679,055)	(4,801,505)	(5,072,034)
Total comprehensive loss	(3,777,095)	(3,678,919)	(4,801,724)	(5,072,233)
Basic and diluted loss per share	(0.03)	(0.03)	(0.05)	(0.05)
Total assets	56,176,311	59,558,492	49,982,462	53,130,380

	For the Quarters Ended
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014
Sales	$3,080,000	$-	$-	$-
Net loss	(5,412,432)	(5,347,729)	(5,875,540)	(6,726,227)
Total comprehensive loss	(5,412,059)	(5,347,522)	(5,876,988)	(6,726,451)
Basic and diluted loss per share	(0.06)	(0.06)	(0.06)	(0.07)
Total assets	57,900,257	52,171,028	55,315,547	59,608,374

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

As of July 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of July 31, 2016, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which attestation report which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

Part iii

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 10, 2016 are as follows:

Name	Age	Position with the Company
Amir Adnani	38	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	63	Executive Chairman and a director
Ivan Obolensky	91	A director
Vincent Della Volpe	74	A director
David Kong	70	A director
Ganpat Mani	69	A director
Pat Obara	60	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	54	Executive Vice President

The following describes the business experience of each of our directors, including other directorships held in reporting companies:

Amir Adnani. Mr. Adnani is a founder of the Company and has served as the President, Chief Executive Officer and a director since January 2005. Under his leadership, the Company moved from concept to initial production in the U.S. in five years, and has developed a pipeline of low-cost, near-term extraction projects.

Mr. Adnani has been invited to speak at prominent industry conferences organized by the International Atomic Energy Agency, World Nuclear Fuel Market and the Milken Institute. He is a frequent contributor to the business media, including The Wall Street Journal, Bloomberg, CNBC and Fox Business News.

Fortune magazine distinguishes Mr. Adnani on their “40 Under 40, Ones to Watch” list of North American executives. He is selected as one of “Mining’s Future Leaders” by Mining Journal, a UK-based global industry publication. He is recognized by Casey Research, a leading investment advisory publisher, as a top-ten leading mining industry entrepreneur and executive. He is a nominee for Ernst & Young’s “Entrepreneur of the Year” distinction.

Mr. Adnani is the founder and Chairman of Brazil Resources Inc., a publicly-listed gold property acquisition and development company that has grown to control a sizeable portfolio of projects across the Americas. In addition, since June 2014, he has served as a director of Garnero Group Acquisition Company, a NASDAQ listed special purpose acquisition company (SPAC) which completed a $144 million IPO in 2014. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and is a director on the university’s Alumni Association Board.

The Board of Directors has concluded that Mr. Adnani should serve as a director given his involvement with the Company since its inception and his experience in the uranium industry.

Spencer Abraham. Spencer Abraham has served as the Executive Chairman of our Board of Directors since October 2015 and served as the Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, he developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries and led the landmark nuclear nonproliferation HEU program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001.

Mr. Abraham has served as a director of Occidental Petroleum Corporation (NYSE: OXY) since 2005, as a director of Two Harbors Investment Corp. (NYSE: TWO) since May 2014, as a director of PBF Energy Inc. (NYSE: PBF) since October 2012 and as a director of NRG Energy, Inc. (NYSE: NRG) since December 2012. Mr. Abraham served as a director of GenOn Energy, Inc. from January to December 2012, when it was acquired by NRG Energy, Inc. He also serves as a director of C3 IoT, a private company. Previously, Mr. Abraham served as the non-executive Chairman of the Board of Directors of AREVA Inc., the North American subsidiary of AREVA, and on the boards of several other public and private companies.

Mr. Abraham serves on the Leadership Council of the prominent Washington D.C. education and policy group, Nuclear Matters, an organization formed to help broaden America’s understanding of the benefits of nuclear power. Mr. Abraham holds a Juris Doctor degree from Harvard Law School and is an alumnus of Michigan State University.

The Board of Directors has concluded that Mr. Abraham should serve as a director given his extensive experience in the energy sector, including directing key aspects of energy strategy as Secretary of Energy of the United States from 2001 to 2005, and as a board member of various public companies in the oil, gas and power sector.

Ivan Obolensky. Ivan Obolensky has served on our Board of Directors since April 2007. Mr. Obolensky has over 50 years of experience in investment banking as a supervisory financial analyst, with specific expertise in the defense, aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. Mr. Obolensky is a senior associate of the Scott Abraham Investment Group of Raymond James & Associates, Inc. He has also been a Senior Executive with investment research orientation of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, CB Richard Ellis Moseley Hallgarten and Wellington Shields & Co. LLC, from November 1990 to April 2014. Mr. Obolensky has tenure as the 22-year President of the Josephine Lawrence Hopkins Foundation. As a 33º Master Mason and a Past Grand Treasurer of the Grand Lodge of the State of New York, he has long served as Chairman of its “watchdog” Financial Oversight Committee for the Masonic Brotherhood Foundation. Professionally, Mr. Obolensky has made frequent appearances as a guest of CNBC, CNNfn and Bloomberg TV. Mr. Obolensky is also a pro-active board member of several financial/charitable organizations: The Children’s Cancer & Blood Foundation; The Bouverie Audubon Preserve of Glen Ellen California; The Police Athletic League of New York City; and General “Blackjack” Pershing’s Soldiers’, Sailors’, Marines’, and Airmen’s Club, where he is also Chairman and Chief Executive Officer. Mr. Obolensky is a graduate of Yale University, attended Law School at the University of Virginia and is a Lieutenant (Jg) US Naval Air Corps, USNR (Ret.). Mr. Obolensky was a factor in United States’ mid-1960’s vital nuclear switch-over to the highly efficient, secret and inexpensive gas centrifuge technology for the enrichment of uranium. Today, the Company is a part-beneficiary of these efforts.

The Board of Directors is pleased with Mr. Obolensky’s active involvement with the Company since 2007 and, in particular, with his over 50 years of experience as a financial analyst in investment banking and as a dedicated expert in nuclear power. Therefore, the Board of Directors has concluded that Mr. Obolensky should serve as a director of the Company.

Vincent Della Volpe. Vincent Della Volpe has served on our Board of Directors since July 2007. Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and senior vice president of the YMCA Retirement fund in New York. Throughout his career Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University.

The Board of Directors has concluded that Mr. Della Volpe should serve as a director given his involvement with the Company since 2007 and his specialized expertise in finance.

David Kong. David Kong has served on our Board of Directors since January 2011 and serves as our lead independent director. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the Toronto Stock Exchange since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the Toronto Stock Exchange since November 2011, and as a director of Brazil Resources Inc., a public company listed on the TSX Venture Exchange (the “TSX-V”) since October 2010.

Previously, Mr. Kong served as a director of New Era Minerals Inc., a public company listed on the TSX-V from June 2014 to April 2016, as a director of IDM International Limited, a public company listed on the Australian Stock Exchange, from November 2011 to October 2012, as a director of Channel Resources Ltd., a public company listed on the TSX-V, from July 2010 to June 2012 and as a director of Hana Mining Ltd., formerly a public company listed on the TSX-V, from July 2010 to February 2013, when it was privatized.

Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation (CPA, CA) in British Columbia, Canada, in 1978, and his U.S. CPA (Illinois) designation in 2002. Mr. Kong was a partner at Ellis Foster, Chartered Accountants from 1981 to 2004, before merging with Ernst & Young LLP in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

The Board of Directors has concluded that Mr. Kong should serve as a director given his business experience and specialized expertise in finance and accounting.

Ganpat Mani. Ganpat Mani has served on our Board of Directors since June 2014. From 2009 to 2013, Mr. Mani was President and Chief Executive Officer of ConverDyn, a partnership between affiliates of Honeywell International Inc. and General Atomics, which specializes in the nuclear fuel conversion trade. During this time he also served as a director of the Nuclear Energy Institute and was a member of the U.S. Civil Nuclear Trade Advisory Committee. He is a highly experienced negotiator of contracts with major private and state-owned corporations in Asia, Europe and the U.S. Notably, Mr. Mani negotiated the agreement for the return of uranium feed from the Metropolis conversion facility under the Megatons to Megawatts program between the U.S. and Russia. He also met with government and industry organizations as part of the U.S. Department of Commerce’s multiple nuclear trade missions to India.

From 1994 to 2007, Mr. Mani held several senior marketing positions with ConverDyn, including having served as Senior Vice President. At ConverDyn, he was responsible for relations with major nuclear utilities in Asia, Europe and the U.S. and with enrichment companies in Europe and the U.S. He has prepared position papers and draft legislative language for, and represented ConverDyn in meetings with the U.S. Departments of Commerce, Energy and State and with industry trade organizations. From 1973 to 1994, Mr. Mani worked at Honeywell International Inc. (formerly Allied-Signal Inc.), where his career spanned a variety of functional areas and product lines.

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

The following describes the business experience of each of the non-director executive officers of the Company:

Pat Obara. Pat Obara has served as our Secretary, Treasurer and Chief Financial Officer since October 2015, and served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara currently serves as the Chief Financial Officer, Secretary and a director of Brazil Resources Inc., a public company listed on the TSX-V. Previously, Mr. Obara worked as a consultant to several private companies in the areas of corporate management, finance and administration. Mr. Obara holds a degree in Building Technology, Land and Construction Economics from the British Columbia Institute of Technology.

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 32- year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives.

He is also Vice President Commercial of the Uranium Participation Corporation managing a publicly traded fund, which allows investors to buy and hold physical uranium. Additionally, Mr. Melbye serves as an Advisor to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it relates to marketing and sales. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded that company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time the company was publically traded on the Toronto Stock Exchange. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan, and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom. Prior to this, Mr. Melbye spent 22 years with the Cameco Group of companies, both in the Saskatoon head office and with their U.S. subsidiaries. He most recently served as President of Cameco Inc., the subsidiary responsible for managing the company’s world-wide uranium marketing and trading activities (annual sales exceeding 30 million pounds U3O8 through established relationships with most global nuclear utilities). Previous experience includes uranium brokerage and trading at Nukem Inc. in New York, and nuclear fuel procurement at the Palo Verde Nuclear Generating Station in Arizona.

Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, United States and Canadian trade missions to markets such as China, India, United Arab Emirates and Mexico. In 1999, Mr. Melbye provided expert testimony in support of Kazakhstan before the International Trade Commission in Washington, D.C., which lifted trade restrictions on Kazakh uranium in the United States. He is a past Chair of the Board of Governors of the World Nuclear Fuel Market, and former President of the Uranium Producers of America (“UPA”). The UPA is the domestic uranium mining industry organization which promotes rational regulatory policy and responsible disposition of United States Department of Energy inventories, a topic in which Mr. Melbye testified before the House Oversight Committee in 2015. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

Alan Lindsay served as our Chairman and a director until his resignation from such positions effective October 14, 2015. Alan Lindsay is the father-in-law of Amir Adnani.

Audit Committee

Our Board of Directors has established an Audit Committee that operates under a written charter approved by the Board. Our Audit Committee has been structured to comply with Rule 10A-3 under the Exchange Act. Our Audit Committee is comprised of David Kong, Ivan Obolensky and Vincent Della Volpe, all of whom meet the audit committee member independence standards of the NYSE MKT. Mr. Kong is the Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Kong satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S-K of the rules of the SEC.

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

There are currently no material legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to the appropriate person or persons identified in the code; and

•	accountability for adherence to the Code of Ethics.

A copy of our Code of Ethics can be viewed on our website at the following URL: http://www.uraniumenergy.com/about/corporate-governance/.

Corporate Governance and Nominating Committee

Our Board of Directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board of Directors. The Corporate Governance and Nominating Committee is comprised of Vincent Della Volpe, Ivan Obolensky and David Kong. Mr. Della Volpe is the Chairman of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE MKT.

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

The Corporate Governance and Nominating Committee considers nominees recommended by stockholders if such recommendations are made in writing to the Corporate Governance and Nominating Committee and evaluates nominees for election in the same manner whether the nominee has been recommended by a stockholder or otherwise. To recommend a nominee, please write to the Company’s Corporate Governance and Nominating Committee, c/o Uranium Energy Corp., at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas, U.S.A., 78401.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during the fiscal year ended July 31, 2016, within two business days as required by the SEC, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Jian Hua Zhang	1	1

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

The Compensation Committee’s compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The Compensation Committee compensates executive management primarily through base salary and equity compensation designed to be competitive with comparable companies, and to align management’s compensation with the long-term interests of shareholders. In determining executive management’s compensation, the Compensation Committee also takes into consideration the financial condition of the Company and discussions with the executive.

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

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary, short-term incentive cash awards and long-term incentive equity compensation.

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

In Fiscal 2016, the Compensation Committee reapproved the following guidelines for the payment of incentive awards to the executives:

•	annual incentive awards shall be payable for performance meeting or exceeding target performance levels;
•	a maximum incentive award equivalent to 60% of an executive’s base salary shall be payable for performance meeting target performance levels;
•	a maximum incentive award equivalent to 120% of an executive’s base salary shall be payable for performance meeting superior performance levels;
•	no annual incentive awards shall be payable for performance falling below target performance levels;
•	the value of individual performance targets shall be determined by the Compensation Committee;
•	the payment of annual incentive awards shall be subject to a determination by the Board of Directors and that the Company maintains sufficient cash on hand to meet the Company’s financial obligations as determined on the date of payment; and
•	annual incentive awards shall be subject to a provision for recovery or “clawback” if a payment is subsequently determined by the Board of Directors to have been based on materially inaccurate financial statements or materially inaccurate performance criteria.

The Compensation Committee determined that it would continue evaluating and evolving the compensation program design against best market practices as the Company experiences further growth.

In Fiscal 2016 short-term incentive awards were paid to the executive officers as more particularly described in the “Summary Compensation Table” below.

In Fiscal 2016, due to prevailing market conditions, the Compensation Committee approved an overall decrease in compensation. Effective from February 1, 2016 to April 30, 2016, compensation was reduced by 25% on a non-accrued basis. Effective from May 1, 2016, compensation was reduced by 10% on a non-accrued basis. During this period, no short-term incentive awards were paid to the Company’s executive officers or directors.

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

In Fiscal 2016, long-term equity incentive plan awards were awarded to the executive officers in the form of stock options. The stock options vest over 18 months.

In Fiscal 2016, the Compensation Committee undertook a comprehensive review of the Company’s long-term incentive plan. The Compensation Committee considered the advice of its independent compensation advisor and recommendations issued by leading independent proxy advisors to enhance governance practices within its long-term incentive plan. The Compensation Committee recommended modifications to the Company’s long-term incentive plan and on June 7, 2016 our Board of Directors adopted the Company’s 2016 Stock Incentive Plan. On July 28, 2016 our shareholders ratified the 2016 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for the fiscal year ended July 31, 2016:

		Cash Bonus	Stock Awards	Stock Options	At-Risk Pay
Name and Principal Position	Base Salary	(STIP)	(STIP)	(LTIP)	(LTIP)
Amir Adnani, President and Chief Executive Officer	52%	0%	25%	22%	22%

Spencer Abraham(1) Executive Chairman of the Board	14%	0%	1%	84%	84%

Pat Obara(2) Secretary, Treasurer and Chief Financial Officer	37%	0%	40%	23%	23%

Mark Katsumata(3) Former Secretary, Treasurer and Chief Financial Officer	94%	0%	6%	0%	0%

Scott Melbye(4) Executive Vice President	59%	0%	2%	39%	39%

Notes:
(1)	Mr. Abraham was appointed Executive Chairman effective October 14, 2015.
(2)	Mr. Obara was appointed Secretary, Treasurer and Chief Financial Officer effective October 29, 2015.
(3)	Mr. Katsumata resigned as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015.
(4)	Mr. Melbye was appointed as Executive Vice President of our Company effective September 8, 2014.

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

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. When reviewing the executive’s performance for Fiscal 2016, the Compensation Committee took into consideration both individual and corporate performance levels. The executive performance targets for Fiscal 2016 were as follows:

•	secure adequate financing within a challenging post-Fukushima environment;
•	establish a strategic plan to adapt to the existing uranium market and position the Company for a turnaround in uranium prices;
•	expansion of the resource base;
•	advancement of the Company’s projects; and
•	corporate performance.

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

•	entered into a Second Amended and Restated Credit Agreement with its Lenders and extended the $20,000,000 senior secured Credit Facility by deferring required principal payments to February 1, 2019 and by extending the maturity date to January 1, 2020;
•	completed a registered offering of 12,364,704 units of the Company at a price of $0.85 per unit for gross proceeds of $10,510,000 million, with each unit comprised of one share of common stock and half of one share purchase warrant (each whole warrant exercisable at an exercise price of $1.20 for a three-year period to purchase an additional share of the Company for a total of 6,182,352 shares);
•	completed an asset acquisition through the issuance of 1,333,560 restricted common shares of the Company and the payment of $50,000 in cash;
•	continued to advance development of PAA 4 of the Palangana Mine;
•	continued to advance exploration and permitting activities at the Burke Hollow Project; and
•	continued permitting work at the Anderson Project.

Executive and Director Compensation

Alan Lindsay, former Chairman of the Board

Alan Lindsay resigned as Chairman and a director effective October 14, 2015. Prior to his resignation, Mr. Lindsay was retained on a yearly basis and was compensated on a monthly basis at a rate of $6,000 per month.

The Company’s compensation policy for Mr. Lindsay was based on comparisons of other companies’ remunerations made to their Chairmen and the value of Mr. Lindsay’s expertise to the Company.

Spencer Abraham, Executive Chairman of the Board

The Company appointed Spencer Abraham as Executive Chairman of our Board of Directors effective October 14, 2015. Prior to this appointment, Mr. Abraham served as Chairman of our Advisory Board from December 2012 to October 2015.

Mr. Abraham is retained according to an appointment letter with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”.

The Company’s compensation policy for Mr. Abraham was based on comparisons of other companies’ remunerations made to their Chairmen and the value of Mr. Abraham’s expertise to the Company.

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

Mark Katsumata, former Secretary, Treasurer and Chief Financial Officer

Mark Katsumata resigned as our Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. Prior to his resignation, Mr. Katsumata was retained according to an executive services agreement with our Company, and his compensation for serving as Secretary, Treasurer and Chief Financial Officer is disclosed below in the “Summary Compensation Table”.

The Company’s compensation policy for Mr. Katsumata was based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Katsumata’s expertise to the Company.

Pat Obara, Secretary, Treasurer and Chief Financial Officer

On June 6, 2016, the Company ratified the appointment of Pat Obara as our Secretary, Treasures and Chief Financial Officer effective October 29, 2015. Prior to this appointment, Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015.

Pat Obara is retained according to an employee services agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”.

The Company’s compensation policy for Mr. Obara was based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Obara’s expertise to the Company.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Retirement, Resignation or Termination Plans

Officers with contracts for services have notice requirements which permit pay in lieu of notice.

Each of the Company’s executive services agreements with Messrs. Adnani, Melbye and Katsumata (prior to his resignation) contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below under the heading “Executive Services Agreements”.

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

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2016 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 81.28% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2016 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2016 there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2016, 2015 and 2014 (each a “Named Executive Officer”):

							Non-Qualified
						Non-Equity	Deferred	All Other
				Stock	Options	Incentive Plan	Compensation	Compen-
Name and Principal Position	Year	Salary(1)	Bonus	Awards(2)	Awards(3)	Compensation	Earnings	sation	Total
Amir Adnani,	2016	$342,100	$-	$167,550	$147,431	$-	$-	$ - $	657,081
President and Chief Executive Officer	2015	388,800	150,000	35,000	745,500	-	-	-	1,319,300
	2014	390,000	250,000	-	-	-	-	-	640,000

Spencer Abraham, (4)	2016	81,792	-	9,750	563,195	-	-	-	654,737
Executive Chairman	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Pat Obara, (5)	2016	69,070	-	74,232	43,246	-	-	-	186,548
Secretary, Treasurer	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and Chief Financial Officer	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Mark Katsumata, (6)	2016	54,733	-	3,360	-	-	-	-	58,093
Former Secretary, Treasurer	2015	142,804	25,000	15,000	273,350	-	-	-	456,154
and Chief Financial Officer	2014	158,651	51,244	-	-	-	-	-	209,895

Scott Melbye,(7)	2016	223,772	-	7,237	145,902	-	-	-	376,912
Executive Vice President	2015	232,692	25,000	15,000	149,100	-	-	-	421,792
	2014	-	-	-	-	-	-	-	-

Harry Anthony,(8)	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Chief Operating Officer	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	-
	2014	65,596	25,000	-	-	-	-	150,000	240,596

Notes:
(1)	These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.
(2)	These amounts represent the fair value of the shares at the date of issuance.
(3)	These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.
(4)	Mr. Abraham was appointed as Executive Chairman of our Company effective October 14, 2015. Information for Mr. Abraham in his role as a director of our Board is disclosed below in the “Directors Compensation” section and is not reported in the Summary Compensation Table section of this Annual Report.
(5)	Mr. Obara was appointed as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company pays Mr. Obara in Canadian currency. For the purpose of reporting the salary paid to Mr. Obara the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.
(6)	Mr. Katsumata resigned as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company paid Mr. Katsumata in Canadian currency. For the purpose of reporting the salary paid to Mr. Katsumata the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.
(7)	Mr. Melbye was appointed as Executive Vice President of our Company effective September 8, 2014.
(8)	Mr. Anthony resigned as Chief Operating Officer and was appointed as Senior Advisor of our Company effective September 27, 2013. Mr. Anthony’s compensation as Senior Advisor is reflected in the column entitled “All Other Compensation”.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in the fiscal year ended July 31, 2016, as follows:

					All Other Stock	All Other
					Awards:	Option Awards:	Exercise	Grant Date
		Estimated Future Payouts Under			Number of	Number of	Price of	Fair Value of
		Equity Incentive Plan Awards			Shares of Stock	Securities	Option	Stock and
Name	Grant Date	Threshold	Target	Maximum	or Units	Underlying	Awards	Option Awards
Amir Adnani (1)(5) President and Chief Executive Officer	July 28, 2016	-	-	-	193,268	300,000	$0.93	$314,981	(1)

Spencer Abraham (2)(5) Executive Chairman of the Board	October 14, 2015	-	-	-	12,193	1,000,000	$1.14	$572,945	(2)

Pat Obara (3)(5) Secretary, Treasurer and Chief Financial Officer	July 28, 2016	-	-	-	77,944	88,000	$0.93	$117,478	(3)

Scott Melbye (4)(5) Executive Vice President	January 12, 2016	-	-	-	8,751	300,000	0.98	153,139	(4)

Notes:
(1)	Consists of stock awards having a fair value of $167,550 and option awards having a fair value of $147,431, as disclosed above in the “Summary Compensation Table”.
(2)	Consists of stock awards having a fair value of $9,750 and option awards having a fair value of $563,195, as disclosed above in the “Summary Compensation Table”.
(3)	Consists of stock awards having a fair value of $74,232 and option awards having a fair value of $43,246, as disclosed above in the “Summary Compensation Table”.
(4)	Consists of stock awards having a fair value of $7,237 and option awards having a fair value of $145,902, as disclosed above in the “Summary Compensation Table”.
(5)	The stock awards were issued to the individual in lieu of cash compensation to reduce cash outlays.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2016, relating to options that have been granted to the Named Executive Officers:

	Option Awards					Stock Awards
								Equity Incentive
			Equity Incentive				Market	Plan Awards:	Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Value of	Number of	Plan Awards:
	Securities	Securities	Securities			Shares or	Shares or	Unearned	Market or Payout
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units or	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock That	other Rights	Shares, Units or
	Options	Options	Unearned	Exercise	Option Expiration	That Have	Have Not	That Have Not	other Rights That
Name	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Vested	Vested	Have Not Vested
Amir Adnani,	139,634	-	-	$0.45	January 1, 2017	-	$-	$-	$-
President	250,000	-	-	0.45	April 7, 2018	-	-	-	-
and Chief Executive Officer	1,500,000	-	-	1.32	September 3, 2019	-	-	-	-
	-	300,000	-	0.93	July 28, 2021	-	-	-	-

Spencer Abraham,	50,000	-	-	1.32	September 3, 2019	-	-	-	-
Executive Chairman	500,000	500,000	-	1.14	October 14, 2020	-	-	-	-
	50,000	-	-	2.41	January 15, 2023	-	-	-	-

Pat Obara	180,000	-	-	0.45	October 9, 2016	-	-	-	-
Secretary, Treasurer and	125,000	-	-	0.45	April 7, 2018	-	-	-	-
Chief Financial Officer	400,000	-	-	1.32	September 3, 2019	-	-	-	-
	-	88,000	-	0.93	July 28, 2021	-	-	-	-

Scott Melbye	300,000	-	-	1.32	September 3, 2019	-	-	-	-
Executive Vice President	150,000	150,000	-	0.98	January 12, 2021	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercised and stock awards vested for the Named Executive Officers for the fiscal year ended July 31, 2016:

	Option Awards		Stock Awards
Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
Name	Exercise	Exercise ($)	Acquired on Vesting	Vesting ($)
Amir Adnani, President and Chief Executive Officer	Nil	N/A	N/A	N/A
Spencer Abraham, Executive Chairman of the Board	Nil	N/A	N/A	N/A
Pat Obara, Secretary, Treasurer and Chief Financial	Nil	N/A	N/A	N/A
Mark Katsumata, Former Chief Financial Officer	Nil	N/A	N/A	N/A
Scott Melbye, Executive Vice President	Nil	N/A	N/A	N/A

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

Director Compensation

Directors receive cash compensation for their services as such, as well as options. The number of stock options granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry.

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended July 31, 2016:

						Non-Qualified
	Fees Earned				Non-Equity	Deferred
	Or Paid In		Stock	Options	Incentive Plan	Compensation	All Other
Name (1)	Cash	Cash Bonus	Awards(2)	Awards (3)	Compensation	Earnings	Compensation	Total
Spencer Abraham (4)	$12,583	$-	$-	$-	$-	$-	$-	$12,583
Alan Lindsay (5)	18,000	-	-	-		-	-	18,000
David Kong	15,767	-	-	36,858	-	-	-	52,625
Ganpat Mani	16,750	-	-	24,572	-	-	-	41,322
Ivan Obolensky	16,750	-	-	24,572	-	-	-	41,322
Vincent Della Volpe	16,750	-	-	31,943	-	-	-	48,693

Notes:
(1)	Information for Amir Adnani is disclosed above in the “Summary Compensation Table” section and is not reported in the Director Compensation section of this Annual Report.
(2)	These amounts represent the fair value of the shares at the date of issuance.
(3)	These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.
(4)	Mr. Abraham was appointed Executive Chairman and a director of our Board effective October 14, 2015. Information for Mr. Abraham in his position as Executive Chairman including Stock Awards is disclosed above in the “Summary Compensation Table” section and is not reported in the Director Compensation section of this Annual Report.
(5)	Mr. Lindsay resigned as Chairman and a director of our Board effective October 14, 2015.

As of July 31, 2016, our directors held stock options to acquire an aggregate of 4,429,634 shares of our common stock as follows: Spencer Abraham: 1,100,000 stock options; Amir Adnani: 2,189,634 stock options; Ivan Obolensky: 350,000 stock options; Vincent Della Volpe: 390,000 stock options; David Kong: 250,000 stock options and Ganpat Mani: 150,000 stock options.

Spencer Abraham serves as the Company’s Executive Chairman and a director and is retained accordingly through an appointment letter. Mr. Abraham is compensated on a monthly basis at a rate of $10,833.33 per month for his services as Executive Chairman of the Company; and on an annual basis at a rate of $20,000 per year paid in quarterly installments for his services as a director of the Company.

Amir Adnani serves as the Company’s Chief Executive Officer, President and a director. Within his capacity as President and Chief Executive Officer, and through an executive services agreement with a private company, Amir Adnani Corp., controlled by Mr. Adnani, he provides various consulting services to the Company, all as disclosed above in the “Summary Compensation Table”.  Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company.

David Kong, Ivan Obolensky, Vincent Della Volpe and Ganpat Mani are independent directors of the Company. Mr. Kong serves as the Company’s lead independent director and as Chairman of the Company’s Audit Committee. Mr. Della Volpe serves as Chairman of the Company’s Compensation Committee and as Chairman of the Company’s Corporate Governance and Nominating Committee. The independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees as follows:

•	David Kong (CAD$25,000 per year);
•	Ivan Obolensky ($20,000 per year);
•	Vincent Della Volpe ($20,000 per year); and
•	Ganpat Mani ($20,000 per year).

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairmanship fees or meeting attendance fees above and beyond such annual retainer fees for Fiscal 2016.

In addition to such retainers, from time to time, directors may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to other directors of companies in the industry.

Standard retainer amounts paid to directors, as well as any bonus payments or options, are determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Directors’ and Officers’ Insurance

The Company has purchased directors and officers liability insurance (“D&O Liability Insurance”) for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to D&O Liability Insurance for the fiscal year ended July 31, 2016, was $153,943. The entire premium is paid by the Company. The Company’s D&O Liability Insurance is comprised of the following policies:

D&O Liability Insurance	Annual Limit	Deductible
Primary and Excess Policy	$10,000,000	$1.5 million	(1)
Side A – DIC Policy (2)	$2,500,000	$0

(1)	Not applicable to non-indemnifiable loss, crisis loss or derivative investigation costs.
(2)	Provides coverage to individual directors and officers for non-indemnifiable claims and Difference in Conditions (DIC) coverage where the underlying insurance fails to respond.

Executive Services Agreements

Adnani Executive Services Agreement

On July 23, 2009, our Board of Directors approved the entering into of an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), Mr. Adnani’s services corporation, as amended by certain letter agreements, dated for reference effective as at July 1, 2010 and February 1, 2012, respectively, with a term expiring on July 23, 2012 (the “2009 Adnani Agreement”). The 2009 Adnani Agreement was subject to automatic renewal and remained in effect until June 30, 2013. On July 24, 2013, our Board of Directors approved the entering into of a further amended and restated executive services agreement with Adnani Corp. with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2016, as amended by a letter agreement dated August 1, 2015 (collectively the “Adnani Agreement”).

The Adnani Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Adnani Corp. provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Adnani Agreement: (a) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (b) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective from February 1, 2016 to April 30, 2016, the monthly fee payable to Adnani Corp. was reduced by 25% on a non-accrued basis, from its original and stated amount to $25,500, of which fees of $10,000 were paid in stock in lieu of cash. Effective from May 1, 2016, the monthly fee payable to Adnani Corp. was reduced by 10% on a non-accrued basis, from its original and stated amount to $30,600, of which fees of $10,200 are paid in stock in lieu of cash.

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

Abraham Appointment Letter

On October 14, 2015 our Board of Directors approved the entering into an appointment letter with Spencer Abraham dated for reference effective as at October 1, 2015 (the “Abraham Agreement”).

Pursuant to the Abraham Agreement: (a) Mr. Abraham was appointed as the Executive Chairman of our Board of Directors and shall provide duties to us commensurate with his position as our Executive Chairman; (b) we shall pay to Mr. Abraham a monthly fee of $10,833.33 in connection with his tenure as Executive Chairman; and (c) we shall provide to Mr. Abraham an annual fee of $20,000 in connection with his tenure as a director of our Company.

In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016: (a) the monthly fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original and stated amount to $9,750 of which fees of $3,250 are paid in stock in lieu of cash; and (b) the annual fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original amount to $18,000 of which $6,000 are paid in stock in lieu of cash.

Melbye Executive Employment Agreement

On December 15, 2014, our Board of Directors approved the entering into an executive services agreement with Scott Melbye, as amended by a letter agreement, dated for reference effective as at May 1, 2016, with an initial term commencing retroactively on September 1, 2014 and expiring on February 28, 2017 (collectively, the “Melbye Agreement”).

The Melbye Agreement is subject to automatic renewal on a one-month to one-month term renewal basis unless either the Company or Mr. Melbye provides written notice not to renew the Melbye Agreement no later than 30 calendar days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Melbye Agreement: (a) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (b) we shall pay to Mr. Melbye a monthly fee of $20,833.33. In consultation with the Compensation Committee and Board of Directors, effective from February 1, 2016 to April 30, 2016, the monthly fee payable to Mr. Melbye was reduced by 25% on a non-accrued basis, from its original and stated amount to $15,625. Effective from May 1, 2016, the monthly fee payable to Mr. Melbye was reduced by 10% on a non-accrued basis, from its original and stated amount to $18,750. Effective from June 1, 2016, monthly fees of $6,250 are paid in stock in lieu of cash.

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

Katsumata Executive Employment Agreement

Mark Katsumata resigned as our Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. Prior to his resignation, the terms of Mr. Katsumata’s employment as Secretary, Treasurer and Chief Financial Officer were governed by an executive services agreement as described below.

On January 5, 2011, our Board of Directors approved the entering into of an executive services agreement with Mr. Katsumata, with a term expiring on January 5, 2013 (the “2011 Katsumata Agreement”). The 2011 Katsumata Agreement was subject to automatic renewal and remained in effect until June 30, 2013. On July 24, 2013, our Board of Directors approved the entering into of a further amended and restated executive services agreement with Mr. Katsumata, with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2015 (the “Katsumata Agreement”). The Katsumata Agreement was terminated with Mr. Katsumata’s resignation.

The Katsumata Agreement was subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Mr. Katsumata provided written notice not to renew the Katsumata Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Katsumata Agreement: (a) Mr. Katsumata provided duties to us commensurate with his executive position as our Secretary, Treasurer and Chief Financial Officer; and (b) we paid to Mr. Katsumata a monthly fee of CAD$13,750.

If the Company elected not to renew the Katsumata Agreement, and provided that Mr. Katsumata was in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company was obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term and any renewal period during which the Katsumata Agreement was in force and effect and during which Mr. Katsumata rendered services thereunder, together with a cash payment equating to Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata within 14 calendar days of the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Mr. Katsumata to the effective termination date, payable within 14 calendar days of the effective termination date (the “Katsumata Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Katsumata to the effective termination date and payable within 14 calendar days of the effective termination date (the “Katsumata Outstanding Vacation Pay”); (d) subject to applicable provisions of the Katsumata Agreement, all of Mr. Katsumata’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date would immediately vest, if not otherwise vested, and would continue to be exercisable for a period of one year from the effective termination date (the “Katsumata Options Extension”); and (e) confirmation that all of Mr. Katsumata’s then benefits coverage would be extended to Mr. Katsumata for a period ending one year from the effective termination date (the “Katsumata Benefits Extension”).

If the Company elected to terminate the Katsumata Agreement without just cause, or if Mr. Katsumata terminated the Katsumata Agreement for just cause, and provided that Mr. Katsumata was in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company was obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata within 14 calendar days of the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements; (c) all Katsumata Outstanding Vacation Pay; (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension; and (e) the Katsumata Benefits Extension.

If Mr. Katsumata elected to terminate the Katsumata Agreement for good reason, as defined in the Katsumata Agreement and including, without limitation, a material diminution of Mr. Katsumata’s duties, a failure of the Company to deliver a written agreement to be entered into with any successor, assignee or transferee of the Company to assume and agree to perform the Katsumata Agreement, a failure of the Company to pay remuneration or any other breach by the Company of a material provision of the Katsumata Agreement, and provided that Mr. Katsumata was in compliance with the relevant terms and conditions of the Katsumata Agreement, the Company was obligated to provide a severance package to Mr. Katsumata as follows: (a) a cash payment equating to an aggregate of nine months of the then monthly fee, together with a cash payment equating to three-quarters of the sum of the Mr. Katsumata’s annual bonus during the most recent year payable by the Company to Mr. Katsumata over a period 12 months from the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements; (c) all Katsumata Outstanding Vacation Pay; (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension; and (e) the Katsumata Benefits Extension.

If Mr. Katsumata elected to terminate the Katsumata Agreement, except for just cause, or if the Company terminated the Katsumata Agreement for just cause, Mr. Katsumata was not entitled to a severance package.

The Katsumata Agreement was to be deemed terminated on the 30th calendar day following the death or disability of Mr. Katsumata, in which case the Company was obligated to provide a severance package to Mr. Katsumata or to Mr. Katsumata’s estate as follows, provided that Mr. Katsumata was in compliance with the relevant terms and conditions of the Katsumata Agreement: (a) a cash payment equating to an aggregate of six months of the then monthly fee, together with a cash payment equating to one-half of Mr. Katsumata’s annual bonus during the most recent year, payable by the Company to Mr. Katsumata or Mr. Katsumata’s estate within 14 calendar days of the effective termination date; (b) all Katsumata Outstanding Expense Reimbursements; (c) all Katsumata Outstanding Vacation Pay; and (d) subject to applicable provisions of the Katsumata Agreement, the Katsumata Options Extension.

Mr. Katsumata resigned as our Secretary, Treasurer and Chief Financial Officer effective October 29, 2015 and, as such, the Katsumata Agreement is terminated.

Obara Consulting Services Agreement

On August 15, 2007, our Board of Directors approved the entering into an consulting services agreement with Obara Builders Ltd. (“Obara Ltd..”) as amended by a letter agreement, dated for reference effective as at October 14, 2015 (collectively, the “Obara Agreement”). The Obara Agreement is subject to automatic renewal on a three-month to three-month basis unless the Company provides written notice not to renew the Obara Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Obara Agreement: (a) through Obara Ltd., Pat Obara provides various consulting services to the Company which are in addition to his duties and responsibilities as our current Secretary, Treasurer and Chief Financial Officer of the Company; and (b) we shall pay to Obara Ltd. a monthly fee of CAN$13,750. In consultation with the Compensation Committee and Board of Directors, effective from February 1, 2016 to April 30, 2016, the monthly fee payable to Obara Ltd. was reduced by 25% on a non-accrued basis, from its original and stated amount to CAN$10,312.50, of which fees of CAN$6,880.49 were paid in stock in lieu of cash. Effective from May 1, 2016, the monthly fee payable to Obara Ltd. was reduced by 10% on a non-accrued basis, from its original and stated amount to CAN$12,375, of which fees of CAN$4,125 are paid in stock in lieu of cash.

If the Company elects to not renew the Obara Agreement or any party elects to terminate the Obara Agreement, Obara Ltd.’s obligation to provide the services to the Company will continue only until the effective termination date and the Company shall be obligated to provide to Obara Ltd.: (a) any fees which would then be due and owing by the Company to Obara Ltd. to the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Obara Ltd. to the effective termination date (the “Obara Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Obara to the effective termination date (the “Obara Outstanding Vacation Pay”); (d) subject to applicable provisions of the Obara Agreement, the vested portion of all Obara Ltd.’s and Mr. Obara’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall continue to be exercisable for a period of 90 calendar days following the effective termination date (the “Obara Options”) and (e) confirmation that all of Mr. Obara’s then benefits coverage would be covered until the effective termination date (the “Obara Benefits”).

The Obara Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Obara, in which case the Company shall be obligated to provide to Obara Ltd.: (a) any fees which would then be due and owing by the Company to Obara Ltd. to the effective termination date; (b) Obara Outstanding Expense Reimbursements; (c) the Obara Outstanding Vacation Pay; (d) the Obara Options and (e) the Obara Benefits.

During Fiscal 2016 Obara Ltd. was dissolved and, as a result the Obara Agreement was terminated, however, the Company’s and Mr. Obara’s ongoing employment and remuneration obligations remain as contemplated and set forth in the Obara Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2016, by:

•	each person who is known by us to beneficially own more than 5% of our shares of common stock; and
•	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 117,388,052 shares of common stock outstanding as of October 10, 2016.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following October 10, 2016, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:

Amir Adnani 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	4,132,333	(2)	3.5%

Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	893,642	(3)	*

Ivan Obolensky 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	333,963	(4)	*

Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	344,294	(5)	*

David Kong 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	217,940	(6)	*

Ganpat Mani 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	146,078	(7)	*

Pat Obara 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	779,623	(8)	*

Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	585,385	(9)	*

All directors and executive officers as a group (8 persons)	7,433,258	(10)	6.1%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of October 10, 2016, there were 117,388,052 shares of common stock of the Company issued and outstanding.
(2)	This figure represents (i) 2,164,699 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 1,964,634 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(3)	This figure represents (i) 23,642 shares of common stock and (ii) stock options to purchase 870,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(4)	This figure represents (i) 21,463 shares of common stock and (ii) stock options to purchase 312,500 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(5)	This figure represents (i) 3,044 shares of common stock and (ii) stock options to purchase 341,250 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(6)	This figure represents (i) 17,190 shares of common stock, (ii) 7,000 shares of common stock held of record by Mr. Kong’s wife and (iii) stock options to purchase 193,750 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(7)	This figure represents (i) 33,578 shares of common stock and (ii) stock options to purchase 112,500 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(8)	This figure represents (i) 232,623 shares of common stock and (ii) stock options to purchase 547,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(9)	This figure represents (i) 120,385 shares of common stock and (ii) stock options to purchase 465,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(10)	This figure represents (i) 2,626,624 shares of common stock and (ii) stock options to purchase 4,806,634 shares of our common stock.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during the fiscal year ended July 31, 2016, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which related persons had or will have a direct or indirect material interest.

During Fiscal 2016, the Company incurred $164,566 in general and administrative costs paid to a company controlled by a direct family member of a current officer (Mr. Adnani). During Fiscal 2016, the Company issued 117,998 restricted common shares with a fair value of $109,738 as settlement of amounts owed to this company totaling $98,371.

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

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2016 and 2015. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
Audit Fees	$243,204	$290,590
Audit Related Fees	-	-
Tax Fees	29,350	48,138
Total	$272,554	$338,728

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2016.

Part iv

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit

2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including the Concentric Disclosure Schedule pursuant thereto (15)
2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. (17)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (30)
4.1	Form of Indenture (27)
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)
10.13	Uranium Mining Lease dated August 24, 2005 (11)
10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)

10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)
10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29	2009 Stock Incentive Plan, as amended (13)
10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)
10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. (19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)
10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41	2013 Stock Incentive Plan (25)
10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)
10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)
10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47	2014 Stock Incentive Plan (31)
10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49	2015 Stock Incentive Plan (33)

10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)
10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)
10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham *
10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)
10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)
10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)
10.59	Form of Warrant (38)
10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)
10.61	2016 Stock Incentive Plan (39)
21.1	Subsidiaries of Uranium Energy Corp. *
23.1	Consent of Independent Auditors, Ernst & Young LLP *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

101.1NS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document *

XBRL Taxonomy Extension Schema Document *

XBRL Taxonomy Extension Calculation Linkbase Document *

XBRL Taxonomy Extension Definitions Linkbase Document *

XBRL Taxonomy Extension Label Linkbase Document *

XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.

(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.

(31) Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.

(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
*	Filed herewith

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. at July 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Without qualifying our audit opinion, we draw attention to Note 1 of the consolidated financial statements which indicates that the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception, and that the continuation of the Company as a going concern is dependent upon its ability to obtain adequate additional financing. These conditions, along with other matters as set forth in Note 1, indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 13, 2016 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 13, 2016	Chartered Professional Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Uranium Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2016, and our report dated October 13, 2016 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 13, 2016	Chartered Professional Accountants

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	Notes	July 31, 2016	July 31, 2015

CURRENT ASSETS
Cash and cash equivalents		$7,142,571	$10,092,408
Inventories		275,316	251,999
Prepaid expenses and deposits		533,977	444,500
Other current assets		48,777	18,711
		8,000,641	10,807,618

MINERAL RIGHTS AND PROPERTIES	3	37,973,951	38,437,967
PROPERTY, PLANT AND EQUIPMENT	4	6,942,304	6,948,647
RECLAMATION DEPOSITS	5	1,706,027	1,706,025
OTHER LONG-TERM ASSET	6	1,553,388	-
		$56,176,311	$57,900,257

CURRENT LIABILITIES
Accounts payable and accrued liabilities	6	$1,822,447	$2,538,544
Due to related parties	7	-	14,660
Current portion of long-term debt	8	-	1,666,667
Current portion of asset retirement obligations	9	-	340,827
		1,822,447	4,560,698

DEFERRED INCOME TAX LIABILITIES	12	643,825	676,064
LONG-TERM DEBT	8	19,198,178	18,090,811
OTHER LONG-TERM LIABILITY	6	315,519	-
ASSET RETIREMENT OBLIGATIONS	9	3,746,464	3,586,019
		25,726,433	26,913,592

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 116,670,457 shares issued and outstanding (July 31, 2015 - 97,834,087)	10	116,670	97,841
Additional paid-in capital		239,701,884	222,927,529
Accumulated deficit		(209,353,946)	(192,024,074)
Accumulated other comprehensive loss		(14,730)	(14,631)
		30,449,878	30,986,665
		$56,176,311	$57,900,257

COMMITMENTS AND CONTINGENCIES	15
SUBSEQUENT EVENT	15

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Notes	2016	2015	2014

SALES		$-	$3,080,000	$-

COSTS AND EXPENSES
Cost of sales		-	2,326,674	-
Inventory write-down		-	-	804,060
Mineral property expenditures	3, 9	4,061,159	5,706,080	9,160,648
General and administrative	7,10	9,297,746	13,230,840	9,825,796
Depreciation, amortization and accretion	3, 4, 9	875,724	1,802,443	2,392,866
Impairment loss on mineral properties	3	97,114	349,805	653,224
		14,331,743	23,415,842	22,836,594
LOSS FROM OPERATIONS		(14,331,743)	(20,335,842)	(22,836,594)

OTHER INCOME (EXPENSES)
Interest income		24,177	12,797	30,027
Interest expenses and finance costs	8	(3,005,391)	(3,071,235)	(2,893,816)
Loss on disposition of assets		(2,186)	(38)	(2,553)
Realized loss on available-for-sale securities		-	(3,023)	-
Loss on fair value of variable share forward contract		-	-	(331,130)
Loss on settlement of current liabilities	7,14	(46,968)	-	(20,581)
Gain on settlement of asset retirement obligations		-	-	9,831
		(3,030,368)	(3,061,499)	(3,208,222)
LOSS BEFORE INCOME TAXES		(17,362,111)	(23,397,341)	(26,044,816)

DEFERRED INCOME TAX BENEFIT	12	32,239	35,413	69,709
NET LOSS FOR THE YEAR		(17,329,872)	(23,361,928)	(25,975,107)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(99)	(1,092)	(13,539)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(17,329,971)	$(23,363,020)	$(25,988,646)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.16)	$(0.25)	$(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		106,086,782	92,397,547	89,136,505

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Notes	2016	2015	2014
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(17,329,872)	$(23,361,928)	$(25,975,107)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	10	3,084,163	5,617,748	1,309,450
Depreciation, amortization and accretion	3,4,9	875,724	2,193,160	2,550,012
Amortization of long-term debt discount	8	1,245,615	1,353,773	1,498,858
Revaluation of asset retirement obligations	3,9	(308,398)	-	-
Impairment loss on mineral properties	3	97,114	349,805	653,224
Loss on disposition of assets		2,186	38	2,553
Realized loss on available-for-sale securities		-	3,023	-
Loss on fair value of variable share forward contract		-	-	331,130
Loss on settlement of current liabilities	7,14	46,968	-	20,581
Gain on settlement of asset retirement obligations		-	-	(9,831)
Deferred income tax benefit	12	(32,239)	(35,413)	(69,709)
Changes in operating assets and liabilities
Inventories		(23,317)	1,316,959	(700,679)
Prepaid expenses and deposits		(85,673)	46,866	426,549
Other current assets		(30,165)	(2,954)	30,523
Accounts payable and accrued liabilities		(622,713)	243,686	(1,322,106)
Settlement of asset retirement obligations		-	-	(13,551)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(13,080,607)	(12,275,237)	(21,268,103)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	10,209,632	9,650,530	6,342,254
Net proceeds from debt financing	8	-	-	9,554,467
Due to related parties	7	(14,660)	3,426	1,663
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		10,194,972	9,653,956	15,898,384

INVESTING ACTIVITIES
Net cash used in asset acquisition	6	(46,084)	-	-
Investment in mineral rights and properties		-	(78,626)	(161,800)
Purchase of property, plant and equipment		(18,934)	(23,041)	(163,276)
Proceeds from disposition of assets		818	2,860	600
Cash proceeds from the release of reclamation deposits	5	-	5,663,158	-
Payment of collateral for surety bonds	5	-	(1,690,208)	-
Decrease in reclamation deposits		(2)	(346)	362,280
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES		(64,202)	3,873,797	37,804

NET CASH FLOWS		(2,949,837)	1,252,516	(5,331,915)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		10,092,408	8,839,892	14,171,807
CASH AND CASH EQUIVALENTS, END OF YEAR		$7,142,571	$10,092,408	$8,839,892

SUPPLEMENTAL CASH FLOW INFORMATION	6,8,14

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2013	86,032,285	$86,036	$200,046,081	$(142,687,039)	$-	$57,445,078
Common stock
Issued for equity financing, net of issuance costs	3,380,954	3,381	5,944,411	-	-	5,947,792
Issued for debt financing as bonus shares and fees	386,834	388	675,670	-	-	676,058
Issued for exercise of stock options	470,492	471	26,930	-	-	27,401
Issued for advance royalty payment	30,304	30	34,820	-	-	34,850
Stock-based compensation
Common stock issued for consulting services	635,303	636	1,101,296	-	-	1,101,932
Common stock issued for bonuses	30,386	30	54,970	-	-	55,000
Stock options issued to consultants	-	-	74,992	-	-	74,992
Stock options issued to employees	-	-	82,321	-	-	82,321
Warrants issued for equity financing	-	-	584,331	-	-	584,331
Amendment of debt financing related instruments	-	-	(617,510)	-	-	(617,510)
Net loss for the year	-	-	-	(25,975,107)	-	(25,975,107)
Other comprehensive loss	-	-	-	-	(13,539)	(13,539)
Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$(168,662,146)	$(13,539)	$39,423,599
Common stock
Issued for equity financing, net of issuance costs	5,280,045	5,280	7,653,859	-	-	7,659,139
Issued for exercise of stock options	304,657	305	24,245	-	-	24,550
Stock-based compensation
Common stock issued for consulting services	1,108,390	1,111	1,849,963	-	-	1,851,074
Common stock issued for bonuses	174,437	173	235,317	-	-	235,490
Stock options issued to consultants	-	-	588,207	-	-	588,207
Stock options issued to management	-	-	1,617,937	-	-	1,617,937
Stock options issued to employees	-	-	1,325,040	-	-	1,325,040
Warrants
Issued for equity financing	-	-	1,418,116	-	-	1,418,116
Issued for equity financing as share issuance costs	-	-	206,533	-	-	206,533
Net loss for the year	-	-	-	(23,361,928)	-	(23,361,928)
Other comprehensive loss	-	-	-	-	(1,092)	(1,092)
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$(192,024,074)	$(14,631)	$30,986,665

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$(192,024,074)	$(14,631)	$30,986,665
Common stock
Issued for equity financing, net of issuance costs	12,364,704	12,365	8,352,672	-	-	8,365,037
Issued for exercise of stock options	682,167	682	224,433	-	-	225,115
Issued for credit facility	1,711,933	1,712	1,698,288	-	-	1,700,000
Issued for asset acquisition	1,333,560	1,334	1,225,541	-	-	1,226,875
Issued for settlement of current liabilities	487,574	487	452,957	-	-	453,444
Stock-based compensation
Common stock issued for consulting services	1,429,650	1,429	1,370,952	-	-	1,372,381
Common stock issued under 2016 Plan	826,782	820	725,424	-	-	726,244
Stock options issued to consultants	-	-	78,014	-	-	78,014
Stock options issued to management	-	-	735,991	-	-	735,991
Stock options issued to employees	-	-	171,533	-	-	171,533
Warrants
Warrants issued for equity financing	-	-	1,619,480	-	-	1,619,480
Warrants extension for credit facility	-	-	104,915	-	-	104,915
Warrants extension for mineral property	-	-	14,155	-	-	14,155
Net loss for the year	-	-	-	(17,329,872)	-	(17,329,872)
Other comprehensive loss	-	-	-	-	(99)	(99)
Balance, July 31, 2016	116,670,457	$116,670	239,701,884	$(209,353,946)	$(14,730)	$30,449,878

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from sales of uranium concentrates was realized for the fiscal year ended July 31, 2016 (“Fiscal 2016”), and 2014 (“Fiscal 2014”) or for any periods prior to Fiscal 2012. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future.

At July 31, 2016, the Company had working capital of $6.2 million including cash and cash equivalents of $7.1 million. As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon its ability to obtain adequate additional financing which the Company has successfully secured since its inception, including those from asset divestitures. However, there is no assurance that the Company will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company; therefore substantial doubt exists as to whether the Company’s cash resources and working capital will be sufficient to enable the Company to continue as a going concern for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Paraguay Corp. and its subsidiary, Piedra Rica Mining S.A., Cue Resources Ltd. and its subsidiary, Transandes Paraguay S.A., JDL Resources Inc. and its subsidiary, Trier S.A., UEC Concentric Merge Corp., URN Texas GP, LLC, URN South Texas Project, Ltd. and a controlled partnership, South Texas Mining Venture, L.L.P. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

JULY 31, 2016

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date and the corresponding revenues and expenses for the period reported. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares of common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, valuation of variable share forward contract, net realizable value of inventory, valuation of other long-term asset, and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. and Cue Resources Ltd. maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A and Trier S.A., maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with Accounting Standards Codification (“ASC”) 830: Foreign Currency Matters, the financial statements of the Company’s subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company’s functional currency are included in the determination of net income (loss) in the period.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of cash and cash equivalents, other current assets which includes available-for-sale securities and accounts and interest receivable, accounts payable and accrued liabilities and due to related parties amounts were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Reclamation deposits are deposits mainly invested in short-term funds at major financial institutions and their fair values were estimated to approximate their carrying values. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not significantly exposed to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents, but mitigates this risk by keeping deposits at major financial institutions.

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

Other Long-Term Asset

Other long-term asset represents the Company’s option to acquire an equity interest in another entitiy (refer to Note 6). As the option doesn’t have a readily determinable fair value as defined by ASC 320: Investments – Debt and Equity Securities, it has been initially recognized and subsequently measured at costs, less accumulated impairment.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

•	Hobson processing facility: 15 years
•	Mining and logging equipment and vehicles: 5 to 10 years
•	Computer equipment: 3 years
•	Furniture and fixtures: 5 years
•	Leasehold improvements: Term of lease

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management’s best estimate of the costs expected to be incurred for each project. Such estimates consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

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

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations and the associated underlying assets. Revisions to the asset retirement obligations associated with fully depleted projects (with a carrying value of $Nil) are charged to the statement of operations.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Stock-Based Compensation

The Company follows ASC 718: Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock option awards under ASC 718. The fair value is charged to earnings over the period in which the award was earned, depending on the terms and conditions of the award and the nature of the relationship between the recipient and the Company. For employees and management, the fair value is charged to earnings on an accelerated basis over the vesting period of the award. For consultants, the fair value is charged to earnings over the term of the service period, with unvested amounts revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

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

Accounting Policies Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which provides a comprehensive revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition to achieve the objective of recognizing revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The five-step model includes: (i) identifying the contract; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt the standard effective August 1, 2018. Companies are allowed to use either full retrospective or modified retrospective adoption. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2014, FASB issued ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Accordingly, the Company will adopt the standard effective August 1, 2016 for the fiscal year ending July 31, 2017, and does not expect that this election will have a significant impact on the Company’s consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), as part of its simplification initiative. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. For public business entities, ASU 2016-09 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company will adopt the standard and election to account for forfeitures when they occur for the fiscal year ending July 31, 2017. The Company does not expect that this election will have a significant impact on the Company’s consolidated financial statements.

NOTE 3:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2016, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2016, annual maintenance payments of approximately $1,528,000 were required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	July 31, 2016	July 31, 2015
Mineral Rights and Properties
Palangana Mine	$6,443,028	$6,587,135
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,472,008	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	661,271
Yuty Project	11,947,144	11,947,144
Coronel Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	234,248	285,741
	41,728,434	41,969,655
Accumulated Depletion	(3,929,884)	(3,929,884)
	37,798,550	38,039,771

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,364,019)	(2,166,966)
	46,019	243,072

Land Use Agreements	404,310	390,155
Accumulated Amortization	(274,928)	(235,031)
	129,382	155,124
	$37,973,951	$38,437,967

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

During Fiscal 2016, the Company abandoned certain mineral interests at projects located in Colorado, New Mexico and Wyoming having a combined acquisition cost of $97,114. As a result, an impairment loss on mineral properties of $97,114 was reported on the consolidated statement of operations.

During Fiscal 2015, the Company abandoned certain mineral interests which were outside of the previously established mineralize materials at the Salvo Project with a combined acquisition cost of $349,805. As a result, an impairment loss on mineral property of $349,805 was reported on the consolidated statement of operations.

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

The Palangana Mine has been the Company’s sole source for the uranium concentrates sold to generate its sales revenues during Fiscal 2015, Fiscal 2013 and 2012, with no sales revenues generated during Fiscal 2016, 2014 and prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

The estimated depletion and amortization of mineral rights and properties for the next five fiscal years are as follows:

Fiscal 2017	$68,605
Fiscal 2018	52,028
Fiscal 2019	379,585
Fiscal 2020	832,588
Fiscal 2021	1,595,344
Total	$2,928,150

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Mineral property expenditures incurred by major projects were as follows:

	Year Ended July 31,
	2016	2015	2014
Mineral Property Expenditures
Palangana Mine	$1,273,002	$2,147,293	$2,566,770
Goliad Project	92,588	105,282	1,747,619
Burke Hollow Project	1,034,888	1,316,321	2,094,089
Longhorn Project	10,149	66,135	71,497
Salvo Project	34,289	54,462	14,384
Anderson Project	178,212	240,519	254,840
Workman Creek Project	32,820	31,702	32,290
Slick Rock Project	53,861	53,313	66,525
Yuty Project	388,840	392,879	451,464
Coronel Oviedo Project	569,077	564,501	759,804
Other Mineral Property Expenditures	701,831	733,673	1,101,366
Revaluation of Asset Retirement Obligations	(308,398)	-	-
	$4,061,159	$5,706,080	$9,160,648

Palangana Mine, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 6,987-acre property located in Duval County, Texas approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium and generally have an initial five-year term with extension provisions.

During Fiscal 2016, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $144,107, and a credit amount of revaluation of ARO totaling $308,398 being recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 9: Asset Retirement Obligations.

During Fiscal 2016, the Company continued with the strategic plan of reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on the Company’s consolidated financial statements.

At July 31, 2016, capitalized costs of the Palangana Mine were $6,443,028 (July 31, 2015: $6,587,135), less accumulated depletion of $3,929,884 (July 31, 2015: $3,929,884), for a net book value of $2,513,144 (July 31, 2015: $2,657,251).

Goliad Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,139-acre property located in Goliad County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2016, capitalized costs totaled $8,689,127 (July 31, 2015: $8,689,127).

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Burke Hollow Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2016, capitalized costs totaled $1,495,750 (July 31, 2015: $1,495,750).

Longhorn Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2016, capitalized costs totaled $116,870 (July 31, 2015: $116,870).

Salvo Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,847-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions.

During Fiscal 2015, the Company abandoned certain mineral interests which were outside of the boundaries of the previously reported mineralized materials at the Salvo Project with a combined acquisition cost of $349,805. At July 31, 2016, capitalized costs totaled $14,905 (July 31, 2015: $14,905).

Nichols Project, Texas

The Company holds a mining lease and surface use agreement granting the Company the exclusive right to explore, develop and mine for uranium at the Nichols Project, a 909-acre property located in Karnes County, Texas. The agreement is subject to certain royalty interests indexed to the sale price of uranium and has an initial five-year term with extension provisions. At July 31, 2016, capitalized costs totaled $154,774 (July 31, 2015: $154,774).

Anderson Project, Arizona

The Company holds an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 8,268-acre property located in Yavapai County, Arizona. At July 31, 2016, capitalized costs totaled $9,154,268 (July 31, 2015: $9,154,268).

Workman Creek Project, Arizona

The Company holds an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $50,000 for 2016 and 2017, and $100,000 thereafter. The Company has an exclusive right and option to acquire one-half (1.5%) of the net smelter royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024. At July 31, 2016, capitalized costs totaled $1,472,008 (July 31, 2015: $1,472,008).

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Los Cuatros Project, Arizona

The Company holds an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona. At July 31, 2016, capitalized costs totaled $257,250 (July 31, 2015: $257,250).

Slick Rock Project, Colorado

The Company holds an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

During Fiscal 2016, the Company abandoned certain mineral interests in the Slick Rock project with acquisition cost of $45,621. As a result, an impairment loss on mineral properties of $45,621 was reported on the consolidated statement of operations and comprehensive loss. At July 31, 2016, capitalized acquisition costs totaled $615,650 (July 31, 2015: $661,271).

Yuty Project, Paraguay

The Company holds an undivided 100% interest in one exploitation concession in the Yuty Project, a 289,680-acre property located in Paraguay. The Yuty Project is subject to an overriding royalty of $0.21 per pound of uranium produced from the Yuty Project. At July 31, 2016, capitalized costs totaled $11,947,144 (July 31, 2015: $11,947,144).

Coronel Oviedo Project, Paraguay

The Company holds an undivided 100% interest in one exploration permit in the Coronel Oviedo Project, a 464,548-acre property located in Paraguay. The Coronel Oviedo Project is subject to a 1.5% gross overriding royalty over which the Company has an exclusive right and option at any time to acquire one-half percent (0.5%) for $166,667 and a right of first refusal to acquire all or any portion of the remaining one percent (1.0%). At July 31, 2016, capitalized costs totaled $1,133,412 (July 31, 2015: $1,133,412).

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2016			July 31, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,920	(2,256,901)	182,019	2,452,572	(2,019,996)	432,576
Logging Equipment and Vehicles	1,962,895	(1,801,811)	161,084	1,962,895	(1,714,908)	247,987
Computer Equipment	586,116	(555,972)	30,144	615,064	(573,355)	41,709
Furniture and Fixtures	172,348	(167,966)	4,382	182,802	(176,726)	6,076
Land	519,520	-	519,520	175,144	-	175,144
	$12,498,887	$(5,556,583)	$6,942,304	$12,207,565	$(5,258,918)	$6,948,647

Hobson Processing Facility

During Fiscal 2016, no uranium concentrate was processed at the Hobson Processing Facility due to the further reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the consolidated financial statements for Fiscal 2016.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

NOTE 5:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and reclamation activities in the respective states. Reclamation deposits consisted of the following:

	July 31, 2016	July 31, 2015
Palangana Mine	$1,102,981	$1,102,981
Hobson Processing Facility	587,228	587,228
Arizona	15,000	15,000
Wyoming	818	816
	$1,706,027	$1,706,025

During Fiscal 2015, the Company secured $5.6 million of surety bonds, subject to a 2% annual premium on the face value, as an alternate source of financial assurance for its future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility. These surety bonds replaced an equivalent amount of reclamation deposits funded entirely through cash payments by the Company, providing for the release of $3.9 million in cash to the Company. The remaining $1.7 million, representing 30% of the face value of the surety bonds, is held as restricted cash for collateral purposes as required by the surety.

NOTE 6:	OTHER LONG-TERM ASSET AND LIABILITY

On March 4, 2016, the Company entered into a share purchase and option agreement (the “SPOA”) with CIC Resources Inc. (the “Vendor”) pursuant to which the Company acquired (the “Acquisition”) all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “Option”), another wholly-owned subsidiary of the Vendor.  JDL’s principal assets include land located in the department of Alto Parana in the Republic of Paraguay.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain titanium mineral concessions (the “Property”), which are located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

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

In accordance with Accounting Standard Codification (“ASC”) 360: Property, Plant and Equipment, the acquisition of JDL was accounted for as an asset acquisition as it was determined that JDL’s operations do not meet the definition of a business as defined in ASC 805: Business Combinations.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

The fair value of the consideration paid and its allocation to the identifiable assets acquired and liabilities assumed are summarized as follows:

Consideration transferred
1,333,560 UEC common shares at $0.92 per share	$1,226,875
Cash consideration	50,000
Cash payable upon exercise the Option	250,000
Transaction costs	63,090
$1,589,965

Assets acquired and liabilities assumed
Cash and cash equivalents	$3,916
Prepaid expenses	3,804
Land	344,376
Other long-term asset (Option to acquire CIC)	1,553,388
Due to CIC	(315,519)
$1,589,965

The Company holds a variable interest in CIC as a result of the Option, however, it is not the primary beneficiary due to the fact that the Company does not have the power over decisions that significantly affect CIC’s economic performance. Accordingly, the Company does not consolidate the results of CIC and therefore, the other long-term asset effectively represents the amount paid in advance for CIC’s assets totaling $1,303,388 and $250,000 to be paid upon the exercise of the Option for the acquisition of CIC.

The Company’s maximum exposure to loss from the unconsolidated variable interest entity at July 31, 2016, which would arise if UEC is unable to exercise the Option, was approximately $1.3 million, representing the value of the Option with allocated fair value of $1,553,388, net of cash payable of $250,000 upon exercise of the Option.

The $250,000 cash payment which the Company will be required to make upon exercise of the Option has been recorded as a liability within Accounts Payable and Accrued Liabilities, and included in the calculation of consideration transferred as it is probable that this payment will be made.

The liability of $315,519 represents the net amount due from JDL and its subsidiary to CIC and its subsidiary (formerly these entities were both part of the Vendor’s consolidated group). The amount has been classified as non-current as it has no stated terms of interest or repayment and not expected to be settled within the next twelve months.

If the Company elects to exercise the Option in accordance with the SPOA, the Company is required to pay annual maintenance fees totaling $152,000 for the titanium mineral concessions.

NOTE 7:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2016, the Company incurred $164,566 (Fiscal 2015: $148,602; Fiscal 2014: $152,090) in general and administrative costs paid to a company controlled by a direct family member of a current officer.

During Fiscal 2016, the Company issued 117,998 restricted common shares with a fair value of $109,738 as settlement of amounts owed to this company totaling $98,371. As a result, a loss on settlement of current liabilities of $11,367 was recognized in the Consolidated Statements of Operations and Comprehensive Loss. During Fiscal 2015, the Company issued 15,000 restricted shares of common stock to this company for consulting services with a fair value of $18,150, which was included in general and administrative costs.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

During Fiscal 2014, the Company incurred $33,000 in consulting fees paid to a company controlled by a former director of the Company.

At July 31, 2016, amounts owed to related parties totaled $Nil (July 31, 2015: $14,660). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 8:	LONG-TERM DEBT

On February 9, 2016, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with its lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby the Company and the Lenders agreed to certain further amendments to the $20,000,000 senior secured credit facility (the “Credit Facility”), under which:

•	initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013; and
•	additional funding of $10,000,000 was received by the Company upon closing of the Amended Credit Facility on March 13, 2014.

The key terms of the Second Amended and Restated Credit Agreement are summarized as follows:

•	extension of the maturity date from July 31, 2017 to January 1, 2020;
•	deferral of the monthly principal payments (each of which is equal to one-twelfth of the principal balance then outstanding) commencement date from July 31, 2016 to February 1, 2019;
•	re-pricing and extension of the existing bonus warrants comprised of 2,600,000 share purchase warrants, each warrant exercisable for one share of common stock of the Company at an exercise price reduced from $2.50 to $1.35 per share until expiry, extended by a further one and a half years from July 30, 2018 to January 30, 2020, subject to accelerated exercise whereby, upon notification by the Company, the warrant holders will have 30 days to exercise their warrants should the ten trading-day volume-weighted average price of the Company’s shares equal or exceed $2.70;
•	issuance of second extension fee shares equal to 4% of the principal balance outstanding or $800,000 paid to the Lenders by way of the issuance of 959,613 restricted shares of the Company with a price per share based on a 10% discount to the five trading-day volume-weighted average price of the Company’s shares;
•	payment of anniversary fees to the Lenders on each of February 1, 2017, 2018 and 2019, of 5.5%, 4.5% and 4.5%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated as a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date; and
•	maintenance at all times of a working capital ratio of not less than 1:1. Working capital ratio is calculated by dividing current assets by current liabilities, excluding the effects of principal payments on the determination of working capital.

The Company is required to use the proceeds of the Credit Facility received in Fiscal 2013 and Fiscal 2014 for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

Under the terms of the Second Amended and Restated Credit Agreement, the non-revolving Credit Facility has an interest rate of 8% per annum, compounded and payable on a monthly basis. An underlying effective interest rate of 14.28% has been calculated under the assumption that the Company will carry the full principal balance of $20,000,000 to its contractual maturity on January 1, 2020 without exercising the prepayment feature, and therefore, the anniversary fee payments of $1,100,000, $900,000 and $900,000, which are calculated on the principal balance then outstanding and can be made in shares or cash at the Company’s discretion, will become due on each of February 1, 2017, 2018 and 2019, respectively.

The Second Amended and Restated Credit Agreement supersedes, in their entirety, the Amended and Restated Credit Agreement of March 13, 2014 and the Credit Agreement dated of July 30, 2013.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

The incremental value associated with the re-pricing and extension of the bonus warrants was determined to be $104,915 and has been recorded as an additional discount on long-term debt. The incremental value was determined using the Black-Scholes option pricing model using the following assumptions:

Expected Life in Years	3.98
Expected Annual Volatility	71.10%
Expected Risk Free Interest Rate	1.00%
Expected Dividend Yield	0.00%

At July 31, 2016, long-term debt consisted of the following:

	July 31, 2016	July 31, 2015
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(801,822)	(242,522)
Long-term debt, net of unamortized discount	19,198,178	19,757,478
Current portion	-	1,666,667
Long-term debt, net of current portion	$19,198,178	$18,090,811

In Fiscal 2016, the amortization of debt discount totaled $1,245,615 (Fiscal 2015: $1,353,773; Fiscal 2014: $1,498,858), which was recorded as interest expense and included in the Consolidated Statements of Operations and Comprehensive Loss.

During Fiscal 2016, prior to the execution of the Second Amended and Restated Credit Agreement, and pursuant to the terms of the Amended and Restated Credit Agreement of March 13, 2014, the Company paid bonus shares to its lenders through the issuance of 752,320 restricted shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015, which was recorded as a discount on long-term debt to be amortized using the effective interest rate over the life of the long-term debt.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2016 are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at the Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2015	$3,926,846
Revision in estimate of asset retirement obligations	(452,505)
Accretion	272,123
Balance, July 31, 2016	$3,746,464

During Fiscal 2016, ARO for the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities associated with the Palangana Mine were reduced by $452,505, the corresponding mineral rights and properties were reduced by $144,107, and a credit amount of re-valuation of ARO totaling $308,398 was recognized as a result of a downward adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2016	July 31, 2015
Undiscounted amount of estimated cash flows	$6,650,255	$6,600,868

Payable in years	4.1 to 15	2.5 to 15
Inflation rate	1.15% to 2.25%	2.02% to 2.25%
Discount rate	5.02% to 8.00%	6.56% to 8.00%

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	139,052
Fiscal 2020	414,058
Fiscal 2021	667,984
Remaining balance	5,429,161
$6,650,255

NOTE 10:	CAPITAL STOCK

Equity Financing

During Fiscal 2014, the Company filed a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (the “2014 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering of $100 million.

On March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 (the “March 2016 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit is comprised of one share of the Company and half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share of the Company totaling 6,182,351 for a three year period from the date of issuance. The Company issued share purchase warrants to agents as part of share issuance costs to purchase 411,997 shares of the Company exercisable at a price of $1.20 per share also for a three year period.

The shares were valued at the Company’s closing price of $0.81 per share at March 10, 2016. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	1.11%
Expected Annual Volatility	74.34%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0.00%

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

The net proceeds from the March 2016 Offering were allocated to the fair value of the shares and share purchase warrants as presented below:

Fair Value of Shares	$10,015,410
Fair Value of Share Purchase Warrants	1,938,995
Total Fair Value Before Allocation to Net Proceeds	$11,954,405

Gross Proceeds	$10,510,000
Share Issuance Costs - Cash	(525,483)
Net Cash Proceeds Received	$9,984,517

Relative Fair Value Allocation to:
Shares	$8,365,037
Share Purchase Warrants	1,619,480
$9,984,517

On June 25, 2015, the Company completed a public offering of 5,000,000 units at a price of $2.00 per unit for gross proceeds of $10,000,000 (the “June 2015 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of common stock of the Company and one-half of one share purchase warrant, each whole warrant exercisable at a price of $2.35 for a three year period to purchase one share of the Company totaling 2,500,000 shares. The Company issued share purchase warrants to agents as part of share issuance costs to purchase 350,000 shares of the Company exercisable at a price of $2.35 per share for a three year period.

The shares were valued at the Company’s closing price of $1.60 at June 25, 2015. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	1.06%
Expected Annual Volatility	71.23%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0%

The net proceeds from the June 2015 Offering were allocated to the fair value of the shares and share purchase warrants as presented below:

Fair Value of Shares	$8,000,000
Fair Value of Share Purchase Warrants	1,475,235
Total Fair Value Before Allocation to Net Proceeds	$9,475,235

Gross Proceeds	$10,000,000
Share Issuance Costs - Cash	(891,635)
Net Cash Proceeds Received	$9,108,365

Relative Fair Value Allocation to:
Shares	$7,690,249
Share Purchase Warrants	1,418,116
$9,108,365

At July 31, 2016, a total of $35.1 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $64.9 million under the 2014 Shelf:

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

On October 23, 2013, the Company completed a public offering of 3,380,954 units at a price of $2.10 per unit for gross proceeds of $7,100,003 pursuant to a prospectus supplement to a Form S-3 “Shelf” Registration Statement effective September 2, 2011 (the “2011 Shelf”). Each unit was comprised of one share of the Company and 0.55 of one share purchase warrant, each whole warrant exercisable at a price of $2.60 for a three year period to purchase one share of the Company totaling 1,859,524 shares.

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
$6,532,123

During Fiscal 2015, the Company completed a public offer and sale of 280,045 shares at a price of $1.70 per share for gross proceeds of $474,788 under the 2011 Shelf through the “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co. and the Company.

The 2011 Shelf expired on September 2, 2014. As a result, no further public offer and sale of the Company’s shares may be completed pursuant to an ATM Offering under the 2011 Shelf.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Share Transactions

A summary of the Company’s share transactions for Fiscal 2016, 2015 and 2014 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2013	86,032,285
Equity Financing	3,380,954	1.76	1.76	5,947,792
Credit Facility	386,834	1.71	1.77	676,058
Consulting Services	635,303	1.06	2.41	1,101,932
Options Exercised (1)	470,492	0.33	0.45	27,401
Share Bonus	30,386	1.81	1.81	55,000
Advance Royalty for Workman Creek	30,304	1.15	1.15	34,850
Balance, July 31, 2014	90,966,558
Equity Financing	5,280,045	1.70	2.00	7,659,139
Consulting Services	1,108,390	1.07	2.90	1,851,074
Options Exercised (2)	304,657	0.33	1.32	24,550
Share Bonuses	174,437	1.35	1.35	235,490
Balance, July 31, 2015	97,834,087
Equity Financing	12,364,704	0.85	0.85	9,984,517
Credit Facility	1,711,933	0.83	1.20	1,700,000
Asset Acquisition	1,333,560	0.92	0.92	1,226,875
Settlement of Current Liabilities	487,574	0.93	0.93	453,444
Consulting Services	1,429,650	0.72	1.38	1,372,381
Options Exercised	682,167	0.33	0.33	225,115
Shares Issued Under Stock Incentive Plan	826,782	0.73	1.08	726,244
Balance, July 31, 2016	116,670,457

(1) 631,250 options were exercised on a forfeiture basis resulting in 387,842 net shares issued.

(2) 535,000 options were exercised on a forfeiture basis resulting in 230,267 net shares issued.

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at July 31, 2016 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	6,594,348	March 10, 2019	2.61
1.35	2,600,000	January 30, 2020	3.50
1.95	50,000	June 3, 2018	1.84
2.35	2,850,000	June 25, 2018	1.90
2.60	1,859,524	October 23, 2016	0.23
$1.65	13,953,872		2.31

On February 9, 2016, as part of the terms of the Second Amended and Restated Credit Agreement, the 2,600,000 bonus warrants originally issued under the Credit Agreement were re-priced to $1.35 from $2.50 and extended by one and a half years to January 30, 2020. Refer to Note 8.

Stock Options

At July 31, 2016, the Company had one stock option plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for up to 18,892,856 shares of the Company that may be issued and consists of (i) 10,467,134 shares issuable pursuant to awards previously granted that were outstanding under the 2015 Stock Incentive Plan (the “2015 Plan”); (ii) 7,225,722 shares remaining available for issuance under the 2015 Plan; and (iii) 1,200,000 additional shares that may be issued pursuant to awards that may be granted under the 2016 Plan. The 2016 Plan supersedes and replaces the Company’s prior 2015 Plan, which superseded and replaced the Company’s prior 2014, 2013, 2009 and 2006 Stock Incentive Plans (collectively the “Stock Incentive Plan”), such that no further shares are issuable under those prior plans.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

During Fiscal 2016, the Company granted stock options under the Stock Incentive Plan to the Company’s directors, officers, employees and consultants to purchase a total of 3,033,000 shares of the Company exercisable at a price range from $0.93 to $1.32 per share over a five-year term.

During Fiscal 2015, the Company granted stock options under the Stock Incentive Plan to the Company’s directors, officers, employees and consultants to purchase a total of 7,640,000 shares of the Company exercisable at a price range from $1.20 to $1.32 per share over a five-year term.

Majority of these stock options are subject to an 18-month vesting provision whereby at the end of each of the first three, six, 12 and 18 months after the grant date, 25% of the total stock option grant becomes exercisable.

The five-year contractual term for the above grants is significantly different from the 10-year contractual term generally applicable to the stock options previously granted by the Company. Since no relevant historical information was available to provide a reasonable basis in estimating the expected life, the Company adopted the simplified method, being the mid-point of the average vesting date and the end of the contractual term, to estimate the expected life for these stock options.

A summary of stock options granted by the Company during Fiscal 2016, including corresponding grant date fair values and assumptions using the Black-Scholes option pricing model, is as follows:

Date	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 7, 2015	105,000	$1.32	5	$68,824	2.90	1.04%	0.00%	77.17%
October 14, 2015	1,000,000	1.14	5	563,195	2.90	0.81%	0.00%	77.01%
January 12, 2016	300,000	0.98	5	145,902	2.90	1.15%	0.00%	76.96%
July 28, 2016	1,628,000	0.93	5	800,059	2.90	0.81%	0.00%	83.49%
Total	3,033,000			$1,577,980

A continuity schedule of outstanding stock options for the underlying common shares at July 31, 2016, and the changes during the periods, is as follows:

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2013	8,966,189	$2.02	5.72
Exercised	(713,900)	0.41	2.75
Expired	(41,575)	4.85	-
Forfeited	(223,500)	3.46	5.48
Balance, July 31, 2014	7,987,214	2.10	4.97
Issued	7,640,000	1.32	4.10
Exercised	(609,390)	1.16	3.87
Expired	(15,599)	5.13	-
Forfeited	(126,250)	2.52	6.20
Cancelled	(4,294,000)	2.59	5.59
Balance, July 31, 2015	10,581,975	1.38	3.68
Issued	3,033,000	1.02	4.65
Exercised	(682,167)	0.33	0.01
Expired	(1,950)	5.90	-
Forfeited	(825,000)	1.48	0.02
Balance, July 31, 2016	12,105,858	$1.34	3.36

In December 2014, the Company cancelled certain stock options previously granted to the Company’s directors, officers, employees and consultants to purchase a total of 4,294,000 shares of the Company exercisable at prices ranging from $2.25 to $5.65 per share with original contractual terms of 10 years.

At July 31, 2016, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $671,353 (vested: $622,513 and unvested: $48,840).

At July 31, 2016, unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Incentive Plans was $921,345 expected to be recognized over 0.78 years.

A summary of stock options outstanding and exercisable at July 31, 2016 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2016	Weighted Average Exercise Price	Exercisable at July 31, 2016	Weighted Average Exercise Price
$0.45 to $0.96	2,897,634	$0.73	1,269,634	$0.47
$0.97 to $2.45	8,322,500	1.35	7,627,500	1.37
$2.46 to $5.70	885,724	3.31	885,724	3.31
	12,105,858	$1.34	9,782,858	$1.43

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2016, 2015 and 2014 is as follows:

	Year Ended July 31,
	2016	2015	2014
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$1,630,635	$1,869,074	$1,101,932
Stock options issued to consultants	78,014	588,207	74,992
	1,708,649	2,457,281	1,176,924
Stock-Based Compensation for Management
Common stock issued to management	262,130	105,998	55,000
Stock options issued to management	735,991	1,617,937	-
	998,121	1,723,935	55,000
Stock-Based Compensation for Employees
Common stock issued to employees	205,860	111,492	-
Stock options issued to employees	171,533	1,325,040	82,321
	377,393	1,436,532	82,321

Stock-based compensation charged to inventory	-	-	(4,795)
	$3,084,163	$5,617,748	$1,309,450

NOTE 11:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2016, 2015, and 2014:

	Year Ended July 31,
	2016	2015	2014
Numerator
Net Loss for the Year	$(17,329,872)	$(23,361,928)	$(25,975,107)

Denominator
Basic Weighted Average Number of Shares	106,086,782	92,397,547	89,136,505
Dilutive Stock Options and Warrants	-	-	-
Diluted Weighted Average Number of Shares	106,086,782	92,397,547	89,136,505

Net Loss per Share, Basic and Diluted	$(0.16)	$(0.25)	$(0.29)

For Fiscal 2016, 2015 and 2014, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

NOTE 12:	INCOME TAXES

At July 31, 2016, the Company had U.S. and Canadian net operating loss carry-forwards of approximately $137.2 million and $6.1 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2016	2015	2014
Federal income tax provision rate	35.00%	35.00%	35.00%
State income tax provision rate, net of federal income tax effect	0.35%	0.32%	0.22%
Total income tax provision rate	35.35%	35.32%	35.22%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2016	2015	2014
Loss before income taxes	$(17,362,111)	$(23,397,341)	$(26,044,816)
Corporate tax rate	35.35%	35.32%	35.22%
Expected tax recovery	(6,137,506)	(8,263,941)	(9,172,984)
Increase (decrease) resulting from
Foreign tax rate differences	230,148	223,980	286,071
Permanent differences	806,736	1,473,225	585,482
Prior year true-up	(647,307)	50,025	(79,672)
State tax rate true-up	(105,843)	(205,285)	(199,795)
Foreign exchange rate differences	129,015	144,242	97,565
Other	59,705	62,398	(10,431)
Change in valuation allowance	5,627,606	6,474,775	8,419,286
Tax adjustment from operations	(37,446)	(40,581)	(74,478)
Unrealized loss, other comprehensive loss	5,207	5,168	4,769
Deferred income tax benefit	$(32,239)	$(35,413)	$(69,709)

The Company has incurred taxable losses for all years since inception and accordingly, no provision for current income tax has been recorded for the current or any prior fiscal year. During Fiscal 2016, the Company recorded a deferred income tax benefit of $32,239 (Fiscal 2015: $35,413; Fiscal 2014: $69,709) on the consolidated statements of operations.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2016	2015	2014
United States	$(16,488,447)	$(22,612,974)	$(25,009,106)
Canada	54,216	158,616	155,408
Paraguay	(927,880)	(942,983)	(1,191,118)
	$(17,362,111)	$(23,397,341)	$(26,044,816)

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2016	July 31, 2015
Deferred tax assets (liabilities)
Mineral property acquisitions	$1,917,796	$1,867,777
Exploration costs	10,648,043	10,931,265
Stock option expense	7,081,853	5,771,387
Depreciable property	(66,912)	78,651
Inventories	(3,632,178)	(2,530,383)
Asset retirement obligations	(220,209)	(316,136)
Other	271,468	333,026
Loss carry forward	49,565,476	43,802,183
	65,565,337	59,937,770
Valuation allowance	(65,570,544)	(59,942,938)
Deferred tax assets	(5,207)	(5,168)
Deferred tax assets, other comprehensive loss	5,207	5,168

Deferred tax liabilities
Mineral property acquisition	(643,825)	(676,064)
Net deferred tax liabilities	$(643,825)	$(676,064)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,319,644
July 31, 2031	14,420,187
July 31, 2032	15,014,013
July 31, 2033	16,332,007
July 31, 2034	21,173,540
July 31, 2035	18,974,097
July 31, 2036	14,837,092
$137,158,570

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	1,314,392
July 31, 2031	2,210,551
July 31, 2032	761,843
July 31, 2033	69,854
July 31, 2034	61,769
July 31, 2035	41,173
July 31, 2036	9,952
$6,051,499

NOTE 13:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2016, long-term assets located in the U.S. were $33,172,502 or 69% of the Company’s total long-term assets of $48,175,670.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,191,408	$10,891,861	$810,127	$-	$13,080,555	$37,973,951
Property, Plant and Equipment	6,573,079	-	-	14,909	354,316	6,942,304
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,454,696	$10,906,861	$810,945	$14,909	$14,988,259	$48,175,670

	July 31, 2015
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,555,492	$10,891,861	$910,059	$-	$13,080,555	$38,437,967
Property, Plant and Equipment	6,926,682	-	-	7,502	14,463	6,948,647
Reclamation Deposits	1,690,209	15,000	816	-	-	1,706,025
Total Long-Term Assets	$22,172,383	$10,906,861	$910,875	$7,502	$13,095,018	$47,092,639

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

The table below provides a breakdown of the Company’s operating results by geographic segment. All intercompany transactions have been eliminated.

	Year Ended July 31, 2016
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	2,733,007	236,717	133,518	-	957,917	4,061,159
General and administrative	6,447,801	205,591	2,724	2,636,514	5,116	9,297,746
Depreciation, amortization and accretion	857,966	-	2,821	8,142	6,795	875,724
Impairment loss on mineral property	-	-	97,114	-	-	97,114
	10,038,774	442,308	236,177	2,644,656	969,828	14,331,743
Loss from operations	(10,038,774)	(442,308)	(236,177)	(2,644,656)	(969,828)	(14,331,743)

Other income (expenses)	(3,012,281)	(18,965)	-	850	28	(3,030,368)
Loss before income taxes	$(13,051,055)	$(461,273)	$(236,177)	$(2,643,806)	$(969,800)	$(17,362,111)

	Year Ended July 31, 2015
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$3,080,000	$-	$-	$-	$-	$3,080,000

Costs and Expenses:
Cost of sales	2,326,674	-	-	-	-	2,326,674
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	4,227,720	289,676	231,305	-	957,379	5,706,080
General and administrative	9,702,423	194,910	19,317	3,284,772	29,418	13,230,840
Depreciation, amortization and accretion	1,776,845	-	2,635	12,026	10,937	1,802,443
Impairment loss on mineral properties	349,805	-	-	-	-	349,805
	18,383,467	484,586	253,257	3,296,798	997,734	23,415,842
Loss from operations	(15,303,467)	(484,586)	(253,257)	(3,296,798)	(997,734)	(20,335,842)

Other income (expenses)	(3,042,084)	(19,785)	-	(120)	490	(3,061,499)
Loss before income taxes	$(18,345,551)	$(504,371)	$(253,257)	$(3,296,918)	$(997,244)	$(23,397,341)

	Year Ended July 31, 2014
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	804,060	-	-	-	-	804,060
Mineral property expenditures	7,362,492	328,479	258,408	-	1,211,269	9,160,648
General and administrative	5,726,867	187,997	85,027	3,822,974	2,931	9,825,796
Depreciation, amortization and accretion	2,348,846	758	7,470	23,720	12,072	2,392,866
Impairment loss on mineral property	440,115	5,041	208,068	-	-	653,224
	16,682,380	522,275	558,973	3,846,694	1,226,272	22,836,594
Loss from operations	(16,682,380)	(522,275)	(558,973)	(3,846,694)	(1,226,272)	(22,836,594)

Other income (expenses)	(3,185,554)	(20,588)	-	(2,148)	68	(3,208,222)
Loss before income taxes	$(19,867,934)	$(542,863)	$(558,973)	$(3,848,842)	$(1,226,204)	$(26,044,816)

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION

During Fiscal 2016, the Company issued 1,429,650 (Fiscal 2015: 1,108,390; Fiscal 2014: 635,303) restricted shares with a fair value of $1,372,381 (Fiscal 2015: $1,851,074; Fiscal 2014: $1,101,932) for consulting services.

During Fiscal 2016, the Company issued 826,782 shares with a fair value of $726,244 to the Company’s directors, officers, employees and consultants under its Stock Incentive Plan. During Fiscal 2015, the Company issued 174,437 bonus shares with a fair value of $235,490 to the Company’s directors, officers, employees and consultants under its Stock Incentive Plan. During Fiscal 2014, the Company issued 30,386 restricted shares with a fair value of $55,000 to two directors of the Company for bonuses.

During Fiscal 2016, the Company paid $1,626,667 (Fiscal 2015: $1,484,444; Fiscal 2014:$1,372,222) in cash for interest on the long-term debt. During Fiscal 2016, the Company paid $114,145 (Fiscal 2015: $112,681; Fiscal 2014: $Nil) for the surety bond premium.

During Fiscal 2016, the Company issued 487,574 shares with a fair value of $453,444 as settlement of certain payables totaling $406,476.

During Fiscal 2016, the Company entered into a SPOA with CIC Resources Inc., pursuant to which the Company acquired all of the issued and outstanding shares of JDL Resources Inc. As consideration, the Company paid $50,000 in cash and issued 1,333,560 restricted shares with a fair value of $1,226,875.

During Fiscal 2014, the Company issued 30,304 restricted shares with a fair value of $34,850 as part of an annual advance royalty payment for the Workman Creek Project.

NOTE 15:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $18,489. Office lease agreements expire between July 2018 and March 2021 for the United States and Canada.

The aggregate minimum payments over the next five years are as follows:

Fiscal 2017	$215,883
Fiscal 2018	197,689
Fiscal 2019	86,909
Fiscal 2020	87,520
Fiscal 2021	58,347
$646,348

The Company is committed to pay its key executives a total of $823,000 per year for management services.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any material legal proceedings pending or that have been threatened against the Company.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project.  On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”).  With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, the Company received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which the Company previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint.  The court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules.  In October 2013, the Company filed a formal response denying liability for any of the Plaintiffs’ remaining claims. The court set the case for a four-week jury trial that was to take place in Yavapai County, Arizona, in April 2016.  In November 2015, after the completion of discovery, the Company and the remaining defendants filed motions for summary judgment, seeking to dismiss all of the Plaintiffs’ remaining claims.  While those motions were pending, the parties reached a settlement agreement with respect to all claims asserted by the Plaintiffs in that lawsuit.  A formal settlement and release agreement was subsequently executed, pursuant to which all of the Plaintiffs’ claims in the Arizona lawsuit were dismissed with prejudice.  Pursuant to the terms of the settlement agreement, the Defendants collectively paid $500,000 to the Plaintiffs, of which $50,000 was paid by the Company.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015, (the “Securities Case”) seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss and on July 15, 2016, the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 the United States Court of Appeals for the Fifth Circuit dismissed the Securities Case pursuant to the plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the lawsuit’s dismissal.

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

The Company believes that the Derivative Cases are without merit and intends to vigorously defend the same.

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
Date: October 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 13, 2016

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: October 13, 2016

By:	/s/ Spencer Abraham
Spencer Abraham
Executive Chairman and Director
Date: October 13, 2016

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: October 13, 2016

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 13, 2016

By:	/s/ David Kong
David Kong
Director
Date: October 13, 2016

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 13, 2016