Form 10-Q
period 2016-10-31
URANIUM ENERGY CORP
filed 2016-12-12
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0399476
State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1030 West Georgia Street, Suite 1830, Vancouver, B.C., Canada	V6E 2Y3
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 117,582,059 shares of common stock outstanding as of December 6, 2016.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Notes	October 31, 2016	July 31, 2016

CURRENT ASSETS
Cash and cash equivalents		$4,327,801	$7,142,571
Inventories		211,662	275,316
Prepaid expenses and deposits	3	1,005,783	533,977
Other current assets		30,942	48,777
		5,576,188	8,000,641

MINERAL RIGHTS AND PROPERTIES	4	37,850,918	37,973,951
PROPERTY, PLANT AND EQUIPMENT	5	6,875,706	6,942,304
RECLAMATION DEPOSITS		1,706,027	1,706,027
OTHER LONG-TERM ASSET	6	1,553,388	1,553,388
		$53,562,227	$56,176,311

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,956,945	$1,822,447
		1,956,945	1,822,447

DEFERRED INCOME TAX LIABILITIES		635,009	643,825
LONG-TERM DEBT	8	19,493,507	19,198,178
OTHER LONG-TERM LIABILITY		315,519	315,519
ASSET RETIREMENT OBLIGATIONS	9	3,802,682	3,746,464
		26,203,662	25,726,433

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 117,399,087 shares issued and outstanding (July 31, 2016 - 116,670,457)	10	117,398	116,670
Additional paid-in capital		240,862,577	239,701,884
Accumulated deficit		(213,606,640)	(209,353,946)
Accumulated other comprehensive loss		(14,770)	(14,730)
		27,358,565	30,449,878
		$53,562,227	$56,176,311

COMMITMENTS AND CONTINGENCIES	14
SUBSEQUENT EVENT	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended October 31,
	Notes	2016	2015

SALES		$-	$-

COSTS AND EXPENSES
Cost of sales		-	-
Inventory write-down		60,694	-
Mineral property expenditures	4	890,118	1,789,020
General and administrative	7,10	2,282,238	2,275,393
Depreciation, amortization and accretion	4,5,9	151,352	242,899
Impairment loss on mineral properties	4	143,168	-
		3,527,570	4,307,312
LOSS FROM OPERATIONS		(3,527,570)	(4,307,312)

OTHER INCOME (EXPENSES)
Interest income		4,163	4,535
Interest expenses and finance costs	8	(738,103)	(777,693)
		(733,940)	(773,158)
LOSS BEFORE INCOME TAXES		(4,261,510)	(5,080,470)

DEFERRED INCOME TAX BENEFIT		8,816	8,436
NET LOSS FOR THE PERIOD		(4,252,694)	(5,072,034)

OTHER COMPREHENSIVE LOSS,
NET OF INCOME TAXES		(40)	(199)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,252,734)	$(5,072,233)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		117,099,921	98,566,315

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Three Months Ended October 31,
	Notes	2016	2015
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(4,252,694)	$(5,072,034)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	10	985,261	626,442
Depreciation, amortization and accretion	4,5,9	151,352	242,899
Amortization of long-term debt discount	8	295,329	335,668
Inventory write-down		60,694	-
Impairment loss on mineral properties		143,168	-
Deferred income tax benefit		(8,816)	(8,436)
Changes in operating assets and liabilities
Inventories		2,960	-
Prepaid expenses and deposits		(471,806)	(120,108)
Other current assets		17,795	1,625
Accounts payable and accrued liabilities	13	225,987	(720,030)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(2,850,770)	(4,713,974)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		36,000	-
Due to related parties		-	(9,622)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		36,000	(9,622)

INVESTING ACTIVITIES
Purchase of property, plant and equipment		-	(15,723)
Decrease in reclamation deposits		-	(1)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		-	(15,724)

NET CASH FLOWS		(2,814,770)	(4,739,320)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		7,142,571	10,092,408
CASH AND CASH EQUIVALENTS, END OF PERIOD		$4,327,801	$5,353,088

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2016	116,670,457	$116,670	$239,701,884	$(209,353,946)	$(14,730)	$30,449,878
Common stock
Issued for exercise of stock options	133,125	133	35,867	-	-	36,000
Issued for mineral property	46,800	46	48,626	-	-	48,672
Issued for settlement of current liabilities	88,822	89	91,399	-	-	91,488
Stock-based compensation
Common stock issued for consulting services	166,926	166	175,742	-	-	175,908
Common stock issued under Stock Incentive Plan	292,957	294	291,476	-	-	291,770
Stock options issued to consultants	-	-	78,272	-	-	78,272
Stock options issued to management	-	-	245,019	-	-	245,019
Stock options issued to employees	-	-	194,292	-	-	194,292
Net loss for the period	-	-	-	(4,252,694)	-	(4,252,694)
Other comprehensive loss	-	-	-	-	(40)	(40)
Balance, October 31, 2016	117,399,087	$117,398	$240,862,577	$(213,606,640)	$(14,770)	$27,358,565

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the three months ended October 31, 2016, or for the fiscal years ended July 31, 2016 (“Fiscal 2016”) and 2014 (“Fiscal 2014”). Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future.

At October 31, 2016, the Company had a working capital of $3.6 million including cash and cash equivalents of $4.3 million. As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon its ability to obtain adequate additional financing which the Company has successfully secured since its inception, including those from asset divestitures. However, there is no assurance that the Company will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company; therefore substantial doubt exists as to whether the Company’s cash resources and working capital will be sufficient to enable the Company to continue as a going concern for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the Fiscal 2016. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017 (“Fiscal 2017”).

Exploration Stage

The Company has established the existence of mineralized materials for certain uranium projects, including its Palangana Mine. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects, including the Palangana Mine. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that the Company commenced extraction of mineralized materials at the Palangana Mine in November 2010, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

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

Recently Adopted Accounting Standards

In August 2014, Financial Accounting Standards Board (“FASB”) issued ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company has adopted this standard effective August 1, 2016 for the fiscal year ending July 31, 2017. Adoption of this standard has not had a significant impact on these unaudited interim condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), as part of its simplification initiative. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. For public business entities, ASU 2016-09 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has made an election to account for forfeitures when they occur for Fiscal 2017. This election has not had a significant impact on these unaudited interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 3: PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits represent future expenditures the Company pays in advance, which usually expire with the passage of time or through use and consumption.

At October 31, 2016, prepaid expenses and deposits consisted of the following:

	October 31, 2016	July 31, 2016
Prepaid Property Renewal Fees	$416,705	$149,066
Prepaid Insurance	106,040	101,270
Prepaid Listing and Subscriptions	50,273	60,605
Prepaid License Fees	160,972	20,283
Prepaid Surety Bond Premium	9,568	38,271
Deposits and Expense Advances	125,324	87,996
Other Prepaid Expenses	136,901	76,486
	$1,005,783	$533,977

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2016, the Company had mineral rights in the States of Arizona, Colorado, New Mexico and Texas and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At October 31, 2016, annual maintenance payments of approximately $1,528,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	October 31, 2016	July 31, 2016
Mineral Rights and Properties
Palangana Mine	$6,443,028	$6,443,028
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	154,774	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,520,680	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	615,650
Yuty Project	11,947,144	11,947,144
Oviedo Project (1)	1,133,412	1,133,412
Other Property Acquisitions	91,080	234,248
	41,633,938	41,728,434
Accumulated Depletion	(3,929,884)	(3,929,884)
	37,704,054	37,798,550

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,382,449)	(2,364,019)
	27,589	46,019

Land Use Agreements	404,310	404,310
Accumulated Amortization	(285,035)	(274,928)
	119,275	129,382
	$37,850,918	$37,973,951

(1)	Formerly Coronel Oviedo Project.

The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, for any of its mineral projects. The Company has established the existence of mineralized materials for certain uranium projects, including its Palangana Mine. Since the Company commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the three months ended October 31, 2016, the Company issued 46,800 restricted shares with a fair value of $48,672 as an advance royalty payment for its Workman Creek Project, which was capitalized as Mineral Rights & Properties on our consolidated balance sheet as at October 31, 2016.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

During the three months ended October 31, 2016, the Company abandoned certain mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $143,168 was reported on our consolidated statement of operations for the three months ended October 31, 2016. No impairment on mineral properties was reported on our consolidated financial statements for the three months ended October 31, 2015.

During the three months ended October 31, 2016 and 2015, the Company continued with reduced operations at its Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on the Company’s consolidated financial statements for the three months ended October 31, 2016 and 2015.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended October 31,
	2016	2015
Mineral Property Expenditures
Palangana Mine	$201,372	$385,149
Goliad Project	30,030	20,809
Burke Hollow Project	39,641	721,544
Longhorn Project	147	3,592
Salvo Project	8,166	14,163
Anderson Project	15,234	112,133
Workman Creek Project	8,248	30,690
Slick Rock Project	12,346	48,825
Yuty Project	89,675	111,016
Oviedo Project	146,668	132,899
Other Mineral Property Expenditures	338,591	208,200
	$890,118	$1,789,020

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	October 31, 2016			July 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,920	(2,302,007)	136,913	2,438,920	(2,256,901)	182,019
Logging Equipment and Vehicles	1,962,895	(1,816,361)	146,534	1,962,895	(1,801,811)	161,084
Computer Equipment	586,116	(562,585)	23,531	586,116	(555,972)	30,144
Furniture and Fixtures	172,348	(168,295)	4,053	172,348	(167,966)	4,382
Land	519,520	-	519,520	519,520	-	519,520
	$12,498,887	$(5,623,181)	$6,875,706	$12,498,887	$(5,556,583)	$6,942,304

During the three months ended October 31, 2016 and 2015, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three months ended October 31, 2016 and 2015.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 6:	OTHER LONG-TERM ASSET

On March 4, 2016, the Company entered into a share purchase and option agreement (the “SPOA”) with CIC Resources Inc. (the “Vendor”) pursuant to which the Company acquired (the “Acquisition”) all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “Option”), another wholly-owned subsidiary of the Vendor.  JDL’s principal assets include land located in the department of Alto Parana in the Republic of Paraguay.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain titanium mineral concessions (collectively, the “Titanium Property”), which are located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

Pursuant to the SPOA, the Company issued 1,333,560 restricted common shares in the capital of the Company and paid $50,000 in cash to complete the Acquisition. If the Company has paid or caused to have paid on the Vendor’s behalf certain maintenance payments and assessment work required to keep the Titanium Property in good standing as directed by the Vendor, during the one-year period following completion of the Acquisition (the “Option Period”), the Company may elect in its discretion to exercise the Option at any time, or if, in accordance with the SPOA, the Vendor satisfied certain conditions precedent to exercise, the Company will be deemed to have exercised the Option.  Upon exercise of the Option the Company is required to pay, subject to certain adjustments, $250,000 in cash to the Vendor and to grant to the Vendor a 1.5% net smelter returns royalty (the “Royalty”) on the Titanium Property as contemplated by a proposed net smelter returns royalty agreement (the “Royalty Agreement”) to be executed by the parties upon exercise of the Option.  Pursuant to the proposed Royalty Agreement, the Company has the right, exercisable at any time for a period of six years following exercise of the Option, to acquire one-half percent (0.5%) of the Royalty at a purchase price of $500,000.

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

At October 31, 2016, the carrying value of the Other Long-Term Asset and the Company’s maximum exposure to loss from the unconsolidated variable interest entity, which would arise if the Company is unable to exercise the Option, is as follows:

	October 31, 2016	July 31, 2016
Other Long-Term Asset	$1,553,388	$1,553,388
Cash Payable Upon Exercise of the Option	(250,000)	(250,000)
Maximum Exposure to Loss	$1,303,388	$1,303,388

NOTE 7:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2016 and 2015, the Company incurred $35,115 and $30,124, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting provided to our Company.

During the three months ended October 31, 2016, the Company issued 88,822 restricted common shares with a fair value of $91,488 as settlement of amounts owed to Blender, of which $55,924 was for services to be rendered in future periods.

At October 31, 2016, amounts owed to related parties were $Nil (July 31, 2016: $Nil).

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 8:	LONG-TERM DEBT

As at October 31, 2016, long-term debt consisted of the following:

	October 31, 2016	July 31, 2016
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(506,493)	(801,822)
Long-term debt, net of unamortized discount	$19,493,507	$19,198,178

For the three months ended October 31, 2016 and 2015, the amortization of debt discount totaled $295,329 and $335,668, respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at October 31, 2016 are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) relate to future remediation and decommissioning activities at our Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2016	$3,746,464
Accretion	56,218
Balance, October 31, 2016	$3,802,682

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2016	July 31, 2016
Undiscounted amount of estimated cash flows	$6,650,255	$6,650,255

Payable in years	4.1 to 15	4.1 to 15
Inflation rate	1.15% to 2.25%	1.15% to 2.25%
Discount rate	5.02% to 8.00%	5.02% to 8.00%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	139,052
Fiscal 2020	414,058
Fiscal 2021	667,984
Remaining balance	5,429,161
$6,650,255

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 10:	CAPITAL STOCK

Equity Financing

The Company filed a Form S-3 shelf registration statement, which was declared effective on January 10, 2014 (the “2014 Shelf”). This registration statement provides for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering amount of $100 million.

At October 31, 2016, a total of $35.1 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $64.9 million under the 2014 Shelf.

•	on June 25, 2015: $10.0 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $6.7 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full; and

•	on March 10, 2016: $10.5 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $7.9 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full.

Share Transactions

A summary of the Company’s share transactions for the three months ended October 31, 2016 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2016	116,670,457
Mineral Property	46,800	$1.04	$1.04	$48,672
Consulting Services	166,926	0.90	1.06	175,908
Options Exercised (2)	133,125	0.45	0.45	59,906
Settlement of Current Liabilities	88,822	1.03	1.03	91,488
Shares Issued Under Stock Incentive Plan	292,957	0.93	1.09	291,770
Balance, October 31, 2016	117,399,087

(2) 100,000 options were exercised on a forfeiture basis, of which 46,875 shares with issuance value of $21,094 were given up as payment for the exercise price, and 53,125 net shares with issuance value of $23,906 were issued as a consequence of such exercise.

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at October 31, 2016 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	6,594,348	March 10, 2019	2.35
1.35	2,600,000	January 30, 2020	3.25
1.95	50,000	June 3, 2018	1.59
2.35	2,850,000	June 25, 2018	1.65
$1.51	12,094,348		2.38

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

Stock Options

At October 31, 2016, the Company had one stock option plan, its 2016 Stock Incentive Plan (the “2016 Plan”).  The 2016 Plan provides for up to 18,892,856 shares of the Company that may be issued and consists of (i) 10,467,134 shares issuable pursuant to awards previously granted that were outstanding under our 2015 Stock Incentive Plan (the “2015 Plan”); (ii) 7,225,722 shares remaining available for issuance under the 2015 Plan; and (iii) 1,200,000 additional shares that may be issued pursuant to awards that may be granted under the 2016 Plan. The 2016 Plan supersedes and replaces the Company’s 2015 Plan, which superseded and replaced the Company’s prior 2014, 2013, 2009 and 2006 Stock Incentive Plans (collectively the “Stock Incentive Plan”), such that no further shares are issuable under those prior plans.

A summary of stock options granted by the Company during the three months ended October 31, 2016, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 2, 2016	182,500	$0.93	5.00	$90,222	2.90	0.78%	0.00%	84.14%
August 12, 2016	190,000	1.12	5.00	106,339	2.90	0.81%	0.00%	78.07%
Total	372,500			$196,561

A continuity schedule of outstanding stock options for the underlying common shares for the three months ended October 31, 2016 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2016	12,105,858	$1.34	3.36
Issued	372,500	1.03	4.77
Exercised	(180,000)	0.45	-
Expired	(10,724)	5.13	-
Balance, October 31, 2016	12,287,634	$1.34	3.21

At October 31, 2016, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $467,835 (vested: $467,835 and unvested: $Nil).

At October 31, 2016, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Company’s Stock Incentive Plan totaled $566,299 to be recognized over the next 0.78 years.

A summary of stock options outstanding and exercisable at October 31, 2016 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at October 31, 2016	Weighted Average Exercise Price	Exercisable at October 31, 2016	Weighted Average Exercise Price
$0.45 to $0.96	2,900,134	$0.76	1,496,634	$0.60
$0.97 to $2.45	8,512,500	1.34	7,922,500	1.36
$2.46 to $5.70	875,000	3.29	875,000	3.29
	12,287,634	$1.34	10,294,134	$1.42

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2016	2015
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$269,132	$325,595
Stock options issued to consultants	78,272	8,635
	347,404	334,230
Stock-Based Compensation for Management
Common stock issued to management	88,200	15,264
Stock options issued to management	245,019	180,315
	333,219	195,579
Stock-Based Compensation for Employees
Common stock issued to employees	110,346	-
Stock options issued to employees	194,292	96,633
	304,638	96,633
	$985,261	$626,442

NOTE 11: LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended October 31,
	2016	2015
Numerator
Net Loss for the Period	$(4,252,694)	$(5,072,034)

Denominator
Basic Weighted Average Number of Shares	117,099,921	98,566,315
Dilutive Stock Options and Warrants	-	-
Diluted Weighted Average Number of Shares	117,099,921	98,566,315

Net Loss per Share, Basic and Diluted	$(0.04)	$(0.05)

For the three months ended October 31, 2016 and 2015, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 12: SEGMENTED INFORMATION

Our Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At October 31, 2016, our long-term assets located in the United States totaled $32,986,160, or 69% of the Company’s total long-term assets of $47,986,039.

The table below provides a breakdown of the Company’s long-term assets by geographic segments:

	October 31, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,131,953	$10,932,199	$706,211	$-	$13,080,555	$37,850,918
Property, Plant and Equipment	6,509,770	-	-	12,915	353,021	6,875,706
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,331,932	$10,947,199	$707,029	$12,915	$14,986,964	$47,986,039

	July 31, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,191,408	$10,891,861	$810,127	$-	$13,080,555	$37,973,951
Property, Plant and Equipment	6,573,079	-	-	14,909	354,316	6,942,304
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,454,696	$10,906,861	$810,945	$14,909	$14,988,259	$48,175,670

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

The tables below provide a breakdown of the Company’s operating results by geographic segments for the three months ended October 31, 2016. All intercompany transactions have been eliminated.

	Three Months Ended October 31, 2016
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	60,694	-	-	-	-	60,694
Mineral property expenditures	499,284	23,761	17,962	-	349,111	890,118
General and administrative	1,657,463	21,643	1,067	578,857	23,208	2,282,238
Depreciation, amortization and accretion	148,045	-	249	1,977	1,081	151,352
Impairment loss on mineral properties	31,168	8,334	103,666	-	-	143,168
	2,396,654	53,738	122,944	580,834	373,400	3,527,570
Loss from operations	(2,396,654)	(53,738)	(122,944)	(580,834)	(373,400)	(3,527,570)

Other income (expenses)	(729,210)	(4,767)	-	-	37	(733,940)
Loss before income taxes	$(3,125,864)	$(58,505)	$(122,944)	$(580,834)	$(373,363)	$(4,261,510)

	Three Months Ended October 31, 2015
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Mineral property expenditures	1,287,202	153,524	104,379	-	243,915	1,789,020
General and administrative	1,549,693	32,454	955	689,378	2,913	2,275,393
Depreciation, amortization and accretion	238,987	-	750	1,246	1,916	242,899
	3,075,882	185,978	106,084	690,624	248,744	4,307,312
Loss from operations	(3,075,882)	(185,978)	(106,084)	(690,624)	(248,744)	(4,307,312)

Other income (expenses)	(768,396)	(4,767)	-	-	5	(773,158)
Loss before income taxes	$(3,844,278)	$(190,745)	$(106,084)	$(690,624)	$(248,739)	$(5,080,470)

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2016 and 2015, the Company issued 166,926 and 274,982 restricted shares with a fair value of $175,908 and $305,595, respectively, for consulting services.

During the three months ended October 31, 2016 and 2015, the Company issued 292,957 and 33,315 shares with a fair value of $291,770 and $35,264, respectively, as compensation to certain management, employees and consultants of the Company under our Stock Incentive Plan.

During the three months ended October 31, 2016 and 2015, the Company paid $408,889 and $408,889, respectively, in cash for interest on its long-term debt.

During the three months ended October 31, 2016, the Company issued 88,822 restricted shares with a fair value of $91,488 as settlement of certain of the Company’s accounts payable.

During the three months ended October 31, 2016, the Company issued 46,800 restricted shares with a fair value of $48,672 as an advance royalty payment for our Workman Creek Project.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 14: COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $18,261. Office lease agreements expire between May 2017 and March 2021 for the United States and Canada.

The aggregate minimum payments over the next five fiscal years are as follows:

Fiscal 2017	$161,171
Fiscal 2018	195,588
Fiscal 2019	84,609
Fiscal 2020	85,203
Fiscal 2021	56,802
$583,373

The Company is committed to pay its key executives a total of $820,000 per year for various management services.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any material legal proceedings pending or that have been threatened against the Company.

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project.  On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”).  With the receipt of this concurrence, the final authorization required for uranium extraction, our Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing as planned towards uranium extraction at its fully-permitted Goliad Project.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the “Securities Case”), seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss and on July 15, 2016, the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 the United States Court of Appeals for the Fifth Circuit dismissed the Securities Case pursuant to the plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the Securities Case’s dismissal.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015 (the “Federal Derivative Case”), seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company filed a motion to dismiss. The plaintiff ultimately decided to abandon his case, which the court dismissed on or about November 17, 2016. No settlement payments or any other consideration was paid by the Company to the plaintiff in connection with the plaintiff’s abandonment of his case.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively, with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. The Company believes that the Nevada Derivative Case is without merit and intends to vigorously defend the same.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the federal district court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation, and the Board of Directors will determine the appropriate course of action based on the committee’s evaluation.

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  The Company does not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position, results of operation

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2016 and our Form 10-K Annual Report for the fiscal year ended July 31, 2016 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2016 and Item 1A. Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2016, our most recently completed yearend, to October 31, 2016 and our results of operations for the three months ended October 31, 2016, and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2016.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for Fiscal 2016, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At October 31, 2016, we had no uranium supply or “off-take” agreements in place.

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

During the three months ended October 31, 2016, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated our Palangana Mine at a reduced pace to capture residual uranium only, while maintaining Palangana Mine and the Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining the core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the three months ended October 31, 2016:

Burke Hollow Project

During the three months ended October 31, 2016, the Company continued to advance the applications of its Mine Area, Aquifer Exemption and Radioactive Material License at its Burke Hollow Project after receipt of two Class I disposal well permits.  The draft Mine Area permit and Aquifer Exemption have been issued and the comment period for both has ended. The Radioactive Material License application remains under technical review by TCEQ.  The spring ecological assessment for the eastern trend extension has been completed, and the fall ecological assessment was completed in October 2016 anticipating wellfield expansion of the eastern trend.

Yuty Project

During the three months ended October 31, 2016, the Company initiated work on a Preliminary Economic Assessment in accordance with the provisions of CSA National Instrument 43-101 for our Yuty Project. Split core samples from eight mineralized drill holes from the Yuty Project were selected and shipped to a United States laboratory where the core samples will undergo individual leach tests for ultimate extraction, bottle roll leach tests and static leach tests in order to further corroborate ISR amenability at the Yuty Project. The results of these testing are anticipated in early 2017.

Results of Operations

For the three months ended October 31, 2016 and 2015, we recorded net losses of $4,252,694 ($0.04 per share) and $5,072,034 ($0.05 per share), respectively.

During the three months ended October 31, 2016 and 2015, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at our Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended October 31, 2016 and 2015.

For the three months ended October 31, 2016, the Company recorded an inventory write-down of $60,694 to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $18.81 per pound at October 31, 2016, less estimated royalties. No inventory write-down was recorded for the three months ended October 31, 2015.

At October 31, 2016, the total value of inventories was $211,662 (July 31, 2016: $275,316).

Costs and Expenses

For the three months ended October 31, 2016 and 2015, costs and expenses totaled $3,527,570 and $4,307,312, comprised of an inventory write-down of $60,694 and $Nil, mineral property expenditures of $890,118 and $1,789,020, general and administrative expenditures of $2,282,238 and $2,275,393, depreciation, amortization and accretion of $151,352 and $242,899, and impairment loss on mineral properties of $143,168 and $Nil, respectively.

Mineral Property Expenditures

During the three months ended October 31, 2016 and 2015, mineral property expenditures totaled $890,118 and $1,789,020, respectively, comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects.

During the three months ended October 31, 2016, and 2015, mineral property expenditures included expenditures directly related to maintaining operational readiness and permitting compliance of $345,388 and $458,633, respectively, for our Palangana Mine and Hobson Processing Facility.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended October 31,
	2016	2015
Mineral Property Expenditures
Palangana Mine	$201,372	$385,149
Goliad Project	30,030	20,809
Burke Hollow Project	39,641	721,544
Longhorn Project	147	3,592
Salvo Project	8,166	14,163
Anderson Project	15,234	112,133
Workman Creek Project	8,248	30,690
Slick Rock Project	12,346	48,825
Yuty Project	89,675	111,016
Oviedo Project	146,668	132,899
Other Mineral Property Expenditures	338,591	208,200
	$890,118	$1,789,020

General and Administrative

During the three months ended October 31, 2016 and 2015, general and administrative expenses totaled $2,282,238 and $2,275,393, respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same period last year:

•	for the three months ended October 31, 2016, salaries, management and consulting fees totaled $425,900, a decrease of $237,006 compared to $662,906 for the three months ended October 31, 2015. The decrease was a result of salary reductions and compensating directors, officers and employees with shares of the Company in lieu of cash, which was implemented during Fiscal 2016;

•	for the three months ended October 31, 2016, office, filing and listing fees, insurance, investor relations and travel expenses totaled $674,443, which were consistent compared to $646,666 for the three months ended October 31, 2015. During the three months ended October 31, 2016, we continued our efforts to monitor and control these costs and reduce expenses wherever possible;

•	for the three months ended October 31, 2016, professional fees totaled $196,634, a decrease of $142,745 compare with $339,379 for the three months ended October 31, 2015. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three months ended October 31, 2016, stock-based compensation totaled $985,261 which increased $358,819 compared to $626,442 for the three months ended October 31, 2015. Stock-based compensation includes the fair value of stock options granted and the fair value of shares of the Company issued to directors, officers, employees and consultants. During the three months ended October 31, 2016 and 2015, we continued to utilize equity-based payments to compensate directors, officers and employees and for certain consulting services as part of our continuing efforts to reduce cash outlays. In July and August 2016, the Company granted approximately two million stock options to certain directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting period of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2016, depreciation, amortization and accretion totaled $151,352, a decrease of $91,547 compared with $242,899 for the three months ended October 31, 2015. This decrease was primarily the result of certain property and equipment having reached full depreciation or amortization and less accretion expenses on the reduced asset retirement obligations associated with our Palangana Mine as a result of downward revisions during Fiscal 2016. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During the three months ended October 31, 2016, the Company abandoned certain mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $143,168 was reported on our consolidated statement of operations for the three months ended October 31, 2016. No impairment of mineral properties was reported on our consolidated financial statements for the three months ended October 31, 2015.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2016, interest and finance costs totaled $738,103, which have remained consistent compared to $777,693 for the three months ended October 31, 2015.

For the three months ended October 31, 2016, interest and finance costs were primarily comprised of, amortization of debt discount of $295,329, interest paid on long-term debt of $408,889 and amortization of annual surety bond premium of $29,118.

For the three months ended October 31, 2015, interest and finance costs were primarily comprised of: amortization of debt discount of $335,668, interest paid on long-term debt of $408,889 and amortization of annual surety bond premium of $28,369.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Sales	$-	$-	$-	$-
Net loss	(4,252,694)	(3,777,278)	(3,679,055)	(4,801,505)
Total comprehensive loss	(4,752,734)	(3,777,095)	(3,678,919)	(4,801,724)
Basic and diluted loss per share	(0.04)	(0.03)	(0.03)	(0.05)
Total assets	53,562,227	56,176,311	59,558,492	49,982,462

	For the Quarters Ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Sales	$-	$3,080,000	$-	$-
Net loss	(5,072,034)	(5,412,432)	(5,347,729)	(5,875,540)
Total comprehensive loss	(5,072,233)	(5,412,059)	(5,347,522)	(5,876,988)
Basic and diluted loss per share	(0.05)	(0.06)	(0.06)	(0.06)
Total assets	53,130,380	57,900,257	52,171,028	55,315,547

Liquidity and Capital Resources

	October 31, 2016	July 31, 2016
Cash and cash equivalents	$4,327,801	$7,142,571
Current assets	5,576,188	8,000,641
Current liabilities	1,956,945	1,822,447
Working capital	3,619,243	6,178,194

At October 31, 2016, we had working capital of $3,619,243, a decrease of $2,558,951 from our working capital of $6,178,194 at July 31, 2016. Current assets include $4,327,801 in cash and cash equivalents, the largest component of current assets. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to the Company, therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations for the next twelve months. The continued operations of the Company, including the recoverability of the carrying values of its assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from its operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to our Consolidated Financial Statements for the three months ended October 31, 2016.

Although our planned principal operations commenced in Fiscal 2012 from which significant revenues from U3O8 sales have been realized historically, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. During the three months ended October 31, 2016, no revenue from U3O8 sales was realized and our net loss totaled $4,252,694, resulting in an accumulated deficit balance since inception of $213,606,640 at October 31, 2016. During the three months ended October 31, 2016 and 2015, net cash flows decreased by $2,814,770 and $4,739,320, respectively. Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. We have also relied to a limited extent, on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012; however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Our anticipated operations including exploration and pre-extraction activities, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2016 continues or weakens further during Fiscal 2017;

•	if the weakness in the market price of our common stock experienced in Fiscal 2016 continues or weakens further during Fiscal 2017;

•	if we default on making scheduled payments of fees and complying with the restrictive covenants as required under our Credit Facility, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against our key assets securing our indebtedness; and

•	if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2017, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and to continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

Equity Financings

We filed the 2014 Shelf registration statement, which was declared effective on January 10, 2014 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

At October 31, 2016, a total of $35.1 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $64.9 million under the 2014 Shelf:

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

Debt Financing

On February 9, 2016, the Company entered into the Second Amended and Restated Credit Agreement with its lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby the Company and the Lenders agreed to certain further amendments to our $20,000,000 senior secured credit facility (the “Credit Facility”), under which:

•	initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013; and
•	additional funding of $10,000,000 was received by the Company upon closing of the amended Credit Facility on March 13, 2014.

The Credit Facility is non-revolving with an amended term of 6.5 years maturing on January 1, 2020, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis. Monthly principal repayments equal to one-twelfth of the principal balance then outstanding are required to commence on February 1, 2019.

We are required to use the proceeds of the Credit Facility for the development, operation and maintenance of our Hobson Processing Facility, our Goliad Project and our Palangana Mine and for working capital purposes.

The Second Amended and Restated Credit Agreement supersedes, in their entirety, the Amended and Restated Credit Agreement dated March 13, 2014 and the Credit Agreement dated July 30, 2013 with the Lenders.

Refer to Note 7: Long-Term Debt of the Notes to our Condensed Consolidated Financial Statements for the three months ended October 31, 2016, and Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2016.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2016 was $2,850,770 (three months ended October 31, 2015: $4,713,974). Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2016 was $36,000 resulting from the exercise of stock options. Net cash used in financing activities during the three months ended October 31, 2015 was $9,622 resulting from a decrease in amounts due to a related party.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2016 was $Nil. Net cash used in investing activities during the three months ended October 31, 2015 was $15,723, resulting primarily from the purchase of property, plant and equipment.

Stock Options and Warrants

At October 31, 2016, the Company had stock options outstanding representing 12,287,634 common shares at a weighted-average exercise price of $1.34 per share and share purchase warrants outstanding representing 12,094,348 common shares at a weighted-average exercise price of $1.51 per share. At October 31, 2016, outstanding stock options and warrants represented a total 24,381,982 shares issuable for gross proceeds of approximately $34,742,000 should these stock options and warrants be exercised in full. At October 31, 2016, outstanding in-the-money stock options and warrants represented a total 1,039,634 common shares exercisable for gross proceeds of approximately $468,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended October 31, 2016 and 2015, the Company incurred $35,115 and $30,124, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting provided to our Company.

During the three months ended October 31, 2016, the Company issued 88,822 restricted common shares with a fair value of $91,488 as settlement of amounts owed to Blender, of which $55,924 was for services to be rendered in future periods.

At October 31, 2016, amounts owed to related parties were $Nil (July 31, 2016: $Nil).

Material Commitments

Long-Term Debt Obligations

At October 31, 2016, we have made all scheduled payments and complied with all of the covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to our Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data in our Form 10-K Annual Report for Fiscal 2016.

Refer to “Critical Accounting Policies” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Annual Report for Fiscal 2016.

Subsequent Events

Other than disclosed elsewhere in this Quarterly Report, the Company had no other material subsequent events to report.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for Fiscal 2016.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted the Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for its Goliad Project.  On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the Aquifer Exemption permit (the “AE”).  With the receipt of this concurrence, the final authorization required for uranium extraction, our Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by the Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by the Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  The Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, the Company conducted a joint groundwater survey of the site, the result of which reaffirmed the Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of the Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. The Company continues to believe that the pending appeal is without merit and is continuing as planned towards uranium extraction at its fully-permitted Goliad Project.

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the “Securities Case”), seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss and on July 15, 2016, the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 the United States Court of Appeals for the Fifth Circuit dismissed the Securities Case pursuant to the plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the Securities Case’s dismissal.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015 (the “Federal Derivative Case”), seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company filed a motion to dismiss. The plaintiff ultimately decided to abandon his case, which the court dismissed on or about November 17, 2016. No settlement payments or any other consideration was paid by the Company to the plaintiff in connection with the plaintiff’s abandonment of his case.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. The Company believes that the Nevada Derivative Case is without merit and intends to vigorously defend the same.

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the federal district court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation, and the Board of Directors will determine the appropriate course of action based on the committee’s evaluation.

Item 1A.      Risk Factors

In addition to the information contained in our Form 10-K Annual Report for Fiscal 2016, and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2016.

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

As more fully described under Item 1. Business, in our Form 10-K Annual Report for Fiscal 2016, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR and processed those materials at our Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico and Texas, and the Republic of Paraguay.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $213.6 million at October 31, 2016. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2016, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At October 31, 2016, we had a working capital of $3.6 million including cash and cash equivalents of $4.3 million. As the Company does not expect to achieve and maintain profitability in the near term, the continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future and therefore, substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable the Company to continue its operations over the next twelve months.

Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in a mineral project.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive and we will require significant additional financing to acquire additional uranium projects and continue with our exploration and pre-extraction activities on our existing uranium projects.

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

On February 9, 2016, we entered into the Second Amended and Restated Credit Agreement with our Lenders under which we had previously drawn down the maximum $20 million in principal. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on February 1, 2019. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against the Company’s assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, our Palangana Mine, which has been our sole source for the U3O8 sold to generate our revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2016, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the three months ended October 31, 2016, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including our Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced extraction of mineralized materials from the Palangana Mine without having established proven or probable reserves, it may result in our mining activities at the Palangana Mine, and at any future uranium projects for which proven or probable reserves are not established, being inherently riskier than other mining activities for which proven or probable reserves have been established.

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

Since we are in the Exploration Stage, pre-production expenditures including those related to pre-extraction activities are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies in the Production Stage.

Despite the fact that we commenced uranium extraction at our Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time we exit the Exploration Stage.  Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining, such as our Palangana Mine. Companies in the Production Stage as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mill and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility and our Palangana Mine, and have recorded a liability of $3.8 million on our balance sheet at October 31, 2016, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and our Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $3.9 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

Uranium exploration and pre-extraction programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

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

We hold certain mineral rights located in Paraguay through the acquisition of Piedra Rica Mining S.A., Transandes Paraguay S.A. and Trier S.A., which are incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

We are authorized to issue 750,000,000 shares of common stock of which 117,399,087 shares were issued and outstanding as of October 31, 2016. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed the 2014 Shelf registration statement, which was declared effective on January 10, 2014. This 2014 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $35.1 million has been utilized through public offerings as of October 31, 2016.

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

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities and an inability for us to obtain additional financing to fund our operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2016, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	On August 24, 2016, we issued an aggregate of 108,592 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 70,000 and 13,592 shares, respectively, of restricted common stock to two consultants at a deemed issuance price of $1.03 per share; and (ii) we issued 25,000 shares of restricted common stock to a consultant at a deemed issuance price of $1.12 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the three consultants.

•	On August 24, 2016, we issued 88,822 shares of restricted common stock to Blender at a deemed issuance price of $1.03 per share pursuant to a shares for debt subscription agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On September 9, 2016 we issued 30,000 shares of restricted common stock to one consultant at a deemed issuance price of $0.85 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On September 19, 2016, we issued 46,800 shares of restricted common stock to two individuals at a deemed price of $1.07 per share pursuant to a settlement agreement. We relied on an exemption from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect the issuance of these shares.

•	On September 24, 2016, we issued 25,000 shares of restricted common stock to one consultant at a deemed issuance price of $1.12 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	On October 25, 2016, we issued 3,334 shares of restricted common stock to one consultant at a deemed issuance price of $0.90 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2016, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.       Other Information

None.

Item 6.       Exhibits

The following exhibits are included with this Quarterly Report:

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
Date: December 9, 2016

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: December 9, 2016

