Form 10-Q
period 2017-01-31
URANIUM ENERGY CORP
filed 2017-03-13
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 137,712,415 shares of common stock outstanding as of March 8, 2017.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2017

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Notes	January 31, 2017	July 31, 2016

CURRENT ASSETS
Cash and cash equivalents		$27,735,411	$7,142,571
Inventories		211,662	275,316
Prepaid expenses and deposits	3	929,086	533,977
Other current assets		31,561	48,777
		28,907,720	8,000,641

MINERAL RIGHTS AND PROPERTIES	4	37,682,788	37,973,951
PROPERTY, PLANT AND EQUIPMENT	5	6,816,005	6,942,304
RECLAMATION DEPOSITS		1,706,027	1,706,027
OTHER LONG-TERM ASSET	6	1,553,388	1,553,388
		$76,665,928	$56,176,311

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,335,380	$1,822,447
Due to related parties	7	11,528	-
		2,346,908	1,822,447

DEFERRED INCOME TAX LIABILITIES		626,449	643,825
LONG-TERM DEBT	8	19,799,746	19,198,178
OTHER LONG-TERM LIABILITY		315,519	315,519
ASSET RETIREMENT OBLIGATIONS	9	3,858,900	3,746,464
		26,947,522	25,726,433

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 136,396,901 shares issued and outstanding (July 31, 2016 - 116,670,457)	10	136,397	116,670
Additional paid-in capital		267,535,746	239,701,884
Accumulated deficit		(217,939,009)	(209,353,946)
Accumulated other comprehensive loss		(14,728)	(14,730)
		49,718,406	30,449,878
		$76,665,928	$56,176,311

COMMITMENTS AND CONTINGENCIES	14
SUBSEQUENT EVENTS	6,8,13,14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Notes	2017	2016	2017	2016

SALES		$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales		-	-	-	-
Inventory write-down		-	-	60,694	-
Mineral property expenditures	4	1,067,446	893,825	1,957,564	2,682,845
General and administrative	7,10	2,241,247	2,805,811	4,523,485	5,081,204
Depreciation, amortization and accretion	4,5,9	128,255	232,186	279,607	475,085
Impairment loss on mineral properties	4	154,774	86,535	297,942	86,535
		3,591,722	4,018,357	7,119,292	8,325,669
LOSS FROM OPERATIONS		(3,591,722)	(4,018,357)	(7,119,292)	(8,325,669)

OTHER INCOME (EXPENSES)
Interest income		1,267	2,714	5,430	7,249
Interest expenses and finance costs	8	(749,419)	(789,770)	(1,487,522)	(1,567,463)
Loss on disposition of assets		(1,055)	(2,186)	(1,055)	(2,186)
		(749,207)	(789,242)	(1,483,147)	(1,562,400)
LOSS BEFORE INCOME TAXES		(4,340,929)	(4,807,599)	(8,602,439)	(9,888,069)

DEFERRED INCOME TAX BENEFIT		8,560	6,094	17,376	14,530
NET LOSS FOR THE PERIOD		(4,332,369)	(4,801,505)	(8,585,063)	(9,873,539)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		42	(219)	2	(418)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,332,327)	$(4,801,724)	$(8,585,061)	$(9,873,957)

NET LOSS PER SHARE, BASIC AND DILUTED	11	$(0.04)	$(0.05)	$(0.07)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		119,891,769	99,644,030	118,495,845	99,105,173

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Six Months Ended January 31,
	Notes	2017	2016
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(8,585,063)	$(9,873,539)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	10	1,814,301	1,688,791
Depreciation, amortization and accretion	4,5,9	279,607	475,085
Amortization of long-term debt discount	8	601,568	683,390
Inventory write-down		60,694	-
Re-valuation of asset retirement obligations		-	(184,381)
Impairment loss on mineral properties	4	297,942	86,535
Loss on disposition of assets		1,055	2,186
Deferred income tax benefit		(17,376)	(14,530)
Changes in operating assets and liabilities
Inventories		2,960	-
Prepaid expenses and deposits		(395,109)	(168,373)
Other current assets		17,218	(682)
Accounts payable and accrued liabilities	13	607,826	(635,725)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(5,314,377)	(7,941,243)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	10	25,899,128	225,115
Due to related parties	7	11,528	47,465
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		25,910,656	272,580

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(3,439)	(18,439)
Proceeds from disposition of assets		-	818
Decrease in reclamation deposits		-	(1)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(3,439)	(17,622)

NET CASH FLOWS		20,592,840	(7,686,285)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		7,142,571	10,092,408
CASH AND CASH EQUIVALENTS, END OF PERIOD		$27,735,411	$2,406,123

SUPPLEMENTAL CASH FLOW INFORMATION	13

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 31, 2016	116,670,457	$116,670	$239,701,884	$(209,353,946)	$(14,730)	$30,449,878
Common stock
Issued for equity financing, net of issuance costs	17,330,836	17,331	19,404,020	-	-	19,421,351
Issued for exercise of stock options	220,175	221	38,104	-	-	38,325
Issued on the exercise of warrants	1,179,493	1,179	1,414,213	-	-	1,415,392
Issued for mineral property	46,800	46	48,626	-	-	48,672
Issued for settlement of current liabilities	88,822	89	91,399	-	-	91,488
Stock-based compensation
Common stock issued for consulting services	323,592	322	352,952	-	-	353,274
Common stock issued under Stock Incentive Plan	536,726	539	527,554	-	-	528,093
Stock options issued to consultants	-	-	278,251	-	-	278,251
Stock options issued to management	-	-	367,345	-	-	367,345
Stock options issued to employees	-	-	287,338	-	-	287,338
Warrants						-
Issued for equity financing	-	-	4,409,570	-	-	4,409,570
Issued for equity financing as issuance costs	-	-	614,490	-	-	614,490
Net loss for the period	-	-	-	(8,585,063)	-	(8,585,063)
Other comprehensive loss	-	-	-	-	2	2
Balance, January 31, 2017	136,396,901	$136,397	$267,535,746	$(217,939,009)	$(14,728)	$49,718,406

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company” or “we”) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, on projects located in the United States and Paraguay.

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the six months ended January 31, 2017, or for the fiscal years ended July 31, 2016 (“Fiscal 2016”) and 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

On January 20, 2017, we completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254, which has effectively increased our working capital as at January 31, 2017 to $26.6 million including cash and cash equivalents of $27.7 million. Consequently, our existing cash resources as at January 31, 2017 are expected to provide sufficient funds to carry our planned operations for the next twelve months from the date that our condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond twelve months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the Fiscal 2016. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017 (“Fiscal 2017”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at our Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since we commenced extraction of mineralized materials at the Palangana Mine without having established proven or probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

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

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it had been in the Production Stage due to the expensing, rather than capitalization, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Recently Adopted Accounting Standards

In August 2014, Financial Accounting Standards Board (“FASB”) issued ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Our Company has adopted this standard effective August 1, 2016 for the fiscal year ending July 31, 2017. Adoption of this standard has not had a significant impact on these unaudited interim condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), as part of its simplification initiative. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. For public business entities, ASU 2016-09 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Our Company has made an election to account for forfeitures when they occur for Fiscal 2017. This election has not had a significant impact on these unaudited interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

NOTE 3:	PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits represent future expenditures our Company pays in advance, which usually expire with the passage of time or through use and consumption.

At January 31, 2017, prepaid expenses and deposits consisted of the following:

	January 31, 2017	July 31, 2016
Prepaid Property Renewal Fees	$353,070	$149,066
Prepaid Insurance	108,576	101,270
Prepaid Listing and Subscriptions	35,742	60,605
Prepaid License Fees	112,778	20,283
Prepaid Surety Bond Premium	97,379	38,271
Deposits and Expense Advances	127,077	87,996
Other Prepaid Expenses	94,464	76,486
	$929,086	$533,977

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2017, we had mineral rights in the States of Arizona, Colorado, New Mexico and Texas and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At January 31, 2017, annual maintenance payments approximately $1,358,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	January 31, 2017	July 31, 2016
Mineral Rights and Properties
Palangana Mine	$6,443,028	$6,443,028
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	-	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,520,680	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	615,650
Yuty Project	11,947,144	11,947,144
Oviedo Project(1)	1,133,412	1,133,412
Other Property Acquisitions	91,080	234,248
	41,479,164	41,728,434
Accumulated Depletion	(3,929,884)	(3,929,884)
	37,549,280	37,798,550

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,385,698)	(2,364,019)
	24,340	46,019

Land Use Agreements	404,310	404,310
Accumulated Amortization	(295,142)	(274,928)
	109,168	129,382
	$37,682,788	$37,973,951

(1)	Formerly Coronel Oviedo Project.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the six months ended January 31, 2017, we issued 46,800 restricted shares with a fair value of $48,672 as an advance royalty payment for our Workman Creek Project, which was capitalized as Mineral Rights & Properties on our consolidated balance sheet as at January 31, 2017.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

During the three months ended January 31, 2017, we abandoned our Nichols Project located in Texas with an acquisition cost of $154,774. During the six months ended January 31, 2017, we abandoned certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $154,774 and $297,942, respectively, was reported on our consolidated statements of operations for the three and six months ended January 31, 2017.

During the three months and six ended January 31, 2016, we abandoned certain mineral interests at the projects located in Colorado and New Mexico with a combined acquisition cost of $86,535. As a result, an impairment loss on mineral properties of $86,535 was reported on the consolidated statement of operations for the three and six months ended January 31, 2016.

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

During the three and six months ended January 31, 2017 and 2016, we continued with reduced operations at our Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our consolidated financial statements for the three and six months ended January 31, 2017 and 2016, respectively.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Mineral Property Expenditures
Palangana Mine	$184,277	$366,131	$385,649	$751,280
Goliad Project	19,849	24,022	49,879	44,831
Burke Hollow Project	110,675	204,708	150,316	926,252
Longhorn Project	906	781	1,053	4,373
Salvo Project	6,843	2,912	15,009	17,075
Anderson Project	269	55,083	15,504	167,216
Workman Creek Project	7,673	1,001	15,920	31,691
Slick Rock Project	12,206	5,036	24,552	53,861
Yuty Project	102,037	91,526	191,712	202,543
Oviedo Project	68,402	153,833	215,070	286,732
Alto Parana Project	409,865	-	522,633	-
Other Mineral Property Expenditures	144,444	173,173	370,267	381,372
Revaluation of Asset Retirement Obligations	-	(184,381)	-	(184,381)
	$1,067,446	$893,825	$1,957,564	$2,682,845

During the three and six months ended January 31, 2017, and pursuant to a share purchase and option agreement effective March 4, 2016 to acquire the Alto Parana Project, a titanium project located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay, we accrued total costs of $409,865 and $522,633, respectively, related to maintenance and assessment work required to keep the Alto Parana Project in good standing. Refer to Note 6: Other Long-Term Asset.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2017			July 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,426,385	(2,330,347)	96,038	2,438,920	(2,256,901)	182,019
Logging Equipment and Vehicles	1,936,252	(1,803,233)	133,019	1,962,895	(1,801,811)	161,084
Computer Equipment	576,617	(557,203)	19,414	586,116	(555,972)	30,144
Furniture and Fixtures	170,701	(167,842)	2,859	172,348	(167,966)	4,382
Land	519,520	-	519,520	519,520	-	519,520
	$12,448,563	$(5,632,558)	$6,816,005	$12,498,887	$(5,556,583)	$6,942,304

During the three and six months ended January 31, 2017 and 2016, no uranium concentrate was processed at the Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three and six months ended January 31, 2017 and 2016.

NOTE 6:	OTHER LONG-TERM ASSET

On March 4, 2016, we entered into a share purchase and option agreement (the “SPOA”) with CIC Resources Inc. (the “Vendor”) pursuant to which we acquired (the “Acquisition”) all of the issued and outstanding shares of JDL Resources Inc. (“JDL”), a wholly-owned subsidiary of the Vendor, and was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “Option”), another wholly-owned subsidiary of the Vendor.  JDL’s principal assets include land located in the department of Alto Parana in the Republic of Paraguay.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of the Alto Parana Project, comprising of certain titanium mineral concessions located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

Pursuant to the SPOA, the Company issued 1,333,560 restricted common shares in the capital of the Company and paid $50,000 in cash to complete the Acquisition. If the Company pays or causes to pay on the Vendor’s behalf certain maintenance payments and assessment work required to keep the Alto Parana Project in good standing as directed by the Vendor, during the one-year period following completion of the Acquisition (the “Option Period”), the Company may elect in its discretion to exercise the Option at any time, or if, in accordance with the SPOA, the Vendor satisfies certain conditions precedent to exercise, the Company will be deemed to have exercised the Option.  Upon exercise of the Option the Company is required to pay, subject to certain adjustments, $250,000 in cash to the Vendor and to grant to the Vendor a 1.5% net smelter returns royalty (the “Royalty”) on the Alto Parana Project as contemplated by a proposed net smelter returns royalty agreement (the “Royalty Agreement”) to be executed by the parties upon exercise of the Option.  Pursuant to the proposed Royalty Agreement, the Company has the right, exercisable at any time for a period of six years following exercise of the Option, to acquire one-half percent (0.5%) of the Royalty at a purchase price of $500,000.

By way of an amending letter dated March 3, 2017, the Company and the Vendor agreed to extend the Option Period by one year to March 4, 2018.

We hold a variable interest in CIC as a result of the Option, however, we are not the primary beneficiary due to the fact that we do not have the power over decisions that significantly affect CIC’s economic performance. Accordingly, we do not consolidate the results of CIC and therefore, the other long-term asset effectively represents the amount paid in advance for CIC’s assets totaling $1,303,388 and $250,000 to be paid upon the exercise of the Option for the acquisition of CIC.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

At January 31, 2017, the carrying value of the Other Long-Term Asset and our maximum exposure to loss from the unconsolidated variable interest entity, which would arise if we are unable to exercise the Option, is as follows:

	January 31, 2017	July 31, 2016
Other Long-Term Asset	$1,553,388	$1,553,388
Cash Payable Upon Exercise of the Option	(250,000)	(250,000)
Maximum Exposure to Loss	$1,303,388	$1,303,388

NOTE 7:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2017, the Company incurred $68,736 and $103,851 (three and six months ended January 31, 2016: $68,469 and $98,593), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During the six months ended January 31, 2017, the Company issued 88,822 restricted common shares with a fair value of $91,488 as settlement of certain amounts owed to Blender.

At January 31, 2017, the amount owing to Blender was $11,528 (July 31, 2016: $Nil).

NOTE 8:	LONG-TERM DEBT

On February 9, 2016, we entered into the second amended and restated credit agreement (the “Second Amended Credit Agreement”) with our lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), under which we had previously drawn down the maximum $20,000,000 in principal.

As at January 31, 2017, long-term debt consisted of the following:

	January 31, 2017	July 31, 2016
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(200,254)	(801,822)
Long-term debt, net of unamortized discount	$19,799,746	$19,198,178

For the three and six months ended January 31, 2017 and 2016, the amortization of debt discount totaled $306,239 and $601,568 (three and six months ended January 31, 2016: $347,723 and $683,390), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at January 31, 2017 are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

Subsequent to January 31, 2017, and pursuant to the terms of the Second Amended Credit Agreement, we issued 738,503 shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to the Lenders.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“ARO”) relate to future remediation and decommissioning activities at our Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2016	$3,746,464
Accretion	112,436
Balance, January 31, 2017	$3,858,900

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2017	July 31, 2016
Undiscounted amount of estimated cash flows	$6,650,255	$6,650,255

Payable in years	4.1 to 15	4.1 to 15
Inflation rate	1.15% to 2.25%	1.15% to 2.25%
Discount rate	5.02% to 8.00%	5.02% to 8.00%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	139,052
Fiscal 2020	414,058
Fiscal 2021	667,984
Remaining balance	5,429,161
$6,650,255

NOTE 10:	CAPITAL STOCK

Equity Financing

We filed a Form S-3 shelf registration statement, which was declared effective on January 10, 2014 (the “2014 Shelf”). The 2014 Shelf provided for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

On January 20, 2017, we completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254 (the “Equity Financing”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit is comprised of one share of the Company and one-half of one share purchase warrant. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.00 per share, exercisable in six months and expiring in three years from the date of issuance. In connection with the Equity Financing, we also issued compensation share purchase warrants to agents as part of share issuance costs, to purchase 906,516 shares of our Company, exercisable at a price of $2.00 per share from six months to three years from the date of issuance.

The Equity Financing shares were valued at the Company’s closing price of $1.54 per share at January 20, 2017. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

Expected Risk Free Interest Rate	1.50%
Expected Annual Volatility	76.96%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0.00%

The net proceeds from the Equity Financing were allocated to the fair values of the shares and share purchase warrants as presented below:

Fair Value of Shares	$26,689,487
Fair Value of Share Purchase Warrants	5,873,932
Total Fair Value Before Allocation to Net Proceeds	$32,563,419

Gross Proceeds	$25,996,254
Share Issuance Costs - Cash	(1,550,843)
Net Cash Proceeds Received	$24,445,411

Relative Fair Value Allocation to:
Shares	$20,035,841
Share Purchase Warrants	4,409,570
$24,445,411

At January 31, 2017, a total of $80.2 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $19.8 million under the 2014 Shelf.

•	on June 25, 2015: $10.0 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $6.7 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full;

•	on March 10, 2016: $10.5 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $7.9 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full; and

•	on January 20, 2017: $26.0 million in gross proceeds through the Equity Financing offering of units consisting of the Company’s shares and share purchase warrants and $19.1 million representing the aggregate exercise price of those share purchase warrants and compensation share purchase warrants should they be exercised in full.

On January 5, 2017, we also filed a Form S-3 shelf registration statement (the “2017 Shelf”), which when declared effective by the SEC, will replace the 2014 Shelf and the 2014 Shelf will be deemed terminated. When the 2017 Shelf is declared effective, it will provide for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

Share Transactions

A summary of the Company’s share transactions for the six months ended January 31, 2017 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2016	116,670,457
Mineral Property	46,800	$1.04	$1.04	$48,672
Consulting Services	166,926	0.90	1.06	175,908
Options Exercised (1)	133,125	0.45	0.45	59,906
Settlement of Current Liabilities	88,822	1.03	1.03	91,488
Shares Issued Under Stock Incentive Plan	292,957	0.93	1.09	291,770
Balance, October 31, 2016	117,399,087
Equity Financing	17,330,836	1.50	1.50	25,996,254
Consulting Services	156,666	0.86	1.35	177,366
Options Exercised (2)	87,050	0.45	0.93	40,862
Warrants Exercised	1,179,493	1.20	1.20	1,415,392
Shares Issued Under Stock Incentive Plan	243,769	0.88	1.49	236,323
Balance, January 31, 2017	136,396,901

(1) 100,000 options were exercised on a forfeiture basis, of which 46,875 shares with a value of $21,094 were forfeited as payment for the exercise value resulting in 53,125 net shares being issued with a value of $23,906 as a consequence of such exercise.

(2) 142,134 options were exercised on a forfeiture basis, of which 57,584 shares with a value of $26,624 were forfeited as payment for the exercise resulting in 84,550 net shares being issued with a value of $38,537 as a consequence of such exercise.

Share Purchase Warrants

In connection with the Equity Financing closed on January 20, 2017, we issued 8,665,418 share purchase warrants and 906,516 compensation warrants to agents as issuance costs with an exercise price of $2.00 per share, exercisable in six months and expiring three years from the date of issuance.

A continuity schedule of outstanding share purchase warrants for the six months ended January 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2016	13,953,872	1.65	2.31
Issued	9,571,934	2.00	2.97
Exercised	(1,179,493)	1.20	-
Expired	(1,859,524)	2.60	-
Balance, January 31, 2017	20,486,789	$1.75	2.52

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

A summary of share purchase warrants outstanding and exercisable at January 31, 2017 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding		Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	5,414,855		March 10, 2019	2.10
1.35	2,600,000		January 30, 2020	3.00
1.95	50,000		June 3, 2018	1.34
2.00	9,571,934	*	January 20, 2020	2.97
2.35	2,850,000		June 25, 2018	1.40
$1.75	20,486,789			2.52

*These share purchase warrants will be exercisable on July 20, 2017 pursuant to the Equity Financing.

Stock Options

At January 31, 2017, we had one stock option plan, its 2016 Stock Incentive Plan (the “2016 Plan”).  The 2016 Plan provides for not less than 18,892,856 shares of the Company that may be issued and consists of (i) 10,467,134 shares issuable pursuant to awards previously granted that were outstanding under our 2015 Stock Incentive Plan (the “2015 Plan”); (ii) 7,225,722 shares remaining available for issuance under the 2015 Plan; and (iii) 1,200,000 additional shares that may be issued pursuant to awards that may be granted under the 2016 Plan. The 2016 Plan supersedes and replaces the Company’s 2015 Plan, which superseded and replaced the Company’s prior 2014, 2013, 2009 and 2006 Stock Incentive Plans (collectively the “Stock Incentive Plan”), such that no further shares are issuable under those prior plans.

A summary of stock options granted by the Company during the six months ended January 31, 2017, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 2, 2016	182,500	$0.93	5.00	$90,222	2.90	0.78%	0.00%	84.14%
August 12, 2016	190,000	1.12	5.00	106,339	2.90	0.81%	0.00%	78.07%
December 9, 2016	50,000	1.07	5.00	25,999	2.50	1.29%	0.00%	80.90%
December 9, 2016	100,000	1.07	5.00	53,819	2.90	1.40%	0.00%	77.87%
Total	522,500			$276,379

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

A continuity schedule of outstanding stock options for the underlying common shares for the six months ended January 31, 2017 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2016	12,105,858	$1.34	3.36
Issued	372,500	1.03	4.77
Exercised	(180,000)	0.45	-
Expired	(10,724)	5.13	-
Balance, October 31, 2016	12,287,634	$1.34	3.21
Issued	150,000	1.07	4.85
Exercised	(144,634)	0.47	-
Expired	(40,000)	2.46	-
Balance, January 31, 2017	12,253,000	$1.35	3.02

At January 31, 2017, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $5,036,190 (vested: $4,101,020 and unvested: $935,170).

At January 31, 2017, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Stock Incentive Plan totaled $451,034 to be recognized over the next 0.74 years.

A summary of stock options outstanding and exercisable at January 31, 2017 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at January 31, 2017	Weighted Average Exercise Price	Exercisable at January 31, 2017	Weighted Average Exercise Price
$0.45 to $0.96	2,755,500	$0.77	1,804,625	$0.69
$0.97 to $2.45	8,662,500	1.34	8,095,000	1.36
$2.46 to $5.70	835,000	3.33	835,000	3.33
	12,253,000	$1.35	10,734,625	$1.40

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$252,895	$633,180	$522,027	$958,775
Stock options issued to consultants	199,979	62,143	278,251	70,778
	452,874	695,323	800,278	1,029,553
Stock-Based Compensation for Management
Common stock issued to management	54,693	20,932	142,893	36,196
Stock options issued to management	122,326	265,010	367,345	445,325
	177,019	285,942	510,238	481,521
Stock-Based Compensation for Employees
Common stock issued to employees	106,101	30,303	216,447	30,303
Stock options issued to employees	93,046	50,781	287,338	147,414
	199,147	81,084	503,785	177,717
	$829,040	$1,062,349	$1,814,301	$1,688,791

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

NOTE 11:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Numerator
Net Loss for the Period	$(4,332,369)	$(4,801,505)	$(8,585,063)	$(9,873,539)

Denominator
Basic Weighted Average Number of Shares	119,891,769	99,644,030	118,495,845	99,105,173
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	119,891,769	99,644,030	118,495,845	99,105,173

Net Loss per Share, Basic and Diluted	$(0.04)	$(0.05)	$(0.07)	$(0.10)

For the three and six months ended January 31, 2017 and 2016, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 12:	SEGMENTED INFORMATION

Our Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At January 31, 2017, our long-term assets located in the United States totaled $32,759,718 or 69% of our Company’s total long-term assets of $47,758,208.

The table below provides a breakdown of our Company’s long-term assets by geographic segments:

	January 31, 2017
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,964,073	$10,932,198	$705,962	$-	$13,080,555	$37,682,788
Property, Plant and Equipment	6,451,458	-	-	12,715	351,832	6,816,005
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,105,740	$10,947,198	$706,780	$12,715	$14,985,775	$47,758,208

	July 31, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,191,408	$10,891,861	$810,127	$-	$13,080,555	$37,973,951
Property, Plant and Equipment	6,573,079	-	-	14,909	354,316	6,942,304
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,454,696	$10,906,861	$810,945	$14,909	$14,988,259	$48,175,670

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

The tables below provide a breakdown of our Company’s operating results by geographic segments for the three and six months ended January 31, 2017. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2017
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	449,523	22,751	14,868	-	580,304	1,067,446
General and administrative	1,607,974	5,340	1,068	614,851	12,014	2,241,247
Depreciation, amortization and accretion	127,022	-	249	1,991	(1,007)	128,255
Impairment loss on mineral properties	154,774	-	-	-	-	154,774
	2,339,293	28,091	16,185	616,842	591,311	3,591,722
Loss from operations	(2,339,293)	(28,091)	(16,185)	(616,842)	(591,311)	(3,591,722)

Other income (expenses)	(744,042)	(4,768)	-	(399)	2	(749,207)
Loss before income taxes	$(3,083,335)	$(32,859)	$(16,185)	$(617,241)	$(591,309)	$(4,340,929)

	Three Months Ended January 31, 2016
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	564,316	56,379	27,771	-	245,359	893,825
General and administrative	2,098,910	42,538	708	661,608	2,047	2,805,811
Depreciation, amortization and accretion	227,361	-	750	2,386	1,689	232,186
Impairment loss on mineral properties	-	-	86,535	-	-	86,535
	2,890,587	98,917	115,764	663,994	249,095	4,018,357
Loss from operations	(2,890,587)	(98,917)	(115,764)	(663,994)	(249,095)	(4,018,357)

Other income (expenses)	(785,298)	(4,768)	-	818	6	(789,242)
Loss before income taxes	$(3,675,885)	$(103,685)	$(115,764)	$(663,176)	$(249,089)	$(4,807,599)

	Six Months Ended January 31, 2017
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	60,694	-	-	-	-	60,694
Mineral property expenditures	948,807	46,512	32,830	-	929,415	1,957,564
General and administrative	3,265,437	26,983	2,135	1,193,708	35,222	4,523,485
Depreciation, amortization and accretion	275,067	-	498	3,968	74	279,607
Impairment loss on mineral properties	185,942	8,334	103,666	-	-	297,942
	4,735,947	81,829	139,129	1,197,676	964,711	7,119,292
Loss from operations	(4,735,947)	(81,829)	(139,129)	(1,197,676)	(964,711)	(7,119,292)

Other income (expenses)	(1,473,252)	(9,535)	-	(399)	39	(1,483,147)
Loss before income taxes	$(6,209,199)	$(91,364)	$(139,129)	$(1,198,075)	$(964,672)	$(8,602,439)

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

	Six Months Ended January 31, 2016
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

During the six months ended January 31, 2017 and 2016, we issued 323,592 and 856,403 restricted shares with a fair value of $353,274 and $913,775, respectively, for consulting services.

During the six months ended January 31, 2017 and 2016, we issued 536,726 and 104,903 shares with a fair value of $528,093 and $111,499, respectively, as compensation to certain management, employees and consultants of the Company under the Stock Incentive Plan.

During the six months ended January 31, 2017 and 2016, we paid $817,778 and $817,778, respectively, in cash for interest on its long-term debt.

During the six months ended January 31, 2017, we issued 88,822 restricted shares with a fair value of $91,488 as settlement of certain of the Company’s accounts payable.

During the six months ended January 31, 2017, we issued 46,800 restricted shares with a fair value of $48,672 as an advance royalty payment for our Workman Creek Project.

Subsequent to January 31, 2017, we issued 738,503 shares with a fair value of $1,100,000 as payment of anniversary fees to our Lenders.

NOTE 14:	COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $18,602. Office lease agreements expire between May 2017 and March 2021 for the United States and Canada.

The aggregate minimum payments over the next five fiscal years are as follows:

Fiscal 2017	$106,672
Fiscal 2018	198,153
Fiscal 2019	87,203
Fiscal 2020	87,816
Fiscal 2021	58,544
$538,388

We are committed to pay our key executives a total of $823,000 per year for various management services.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(Unaudited)

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

January 31, 2017

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively, with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company believes that the Nevada Derivative Case is without merit and intends to vigorously defend the same.

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the federal district court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation and recommended that the Board reject the demand. After considering the committee’s recommendation and all other material information relevant to the investigation, the Board voted to reject the demand letter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q Quarterly Report for the three and six months ended January 31, 2017 and our Form 10-K Annual Report for the fiscal year ended July 31, 2016 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2016 and Item 1A. Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2016, our most recently completed year end, to January 31, 2017 and our results of operations for the three and six months ended January 31, 2017, and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2016.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for Fiscal 2016, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At January 31, 2017, we had no uranium supply or “off-take” agreements in place.

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

During the three and six months ended January 31, 2017, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated our Palangana Mine at a reduced pace to capture residual uranium only, while maintaining Palangana Mine and the Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining the core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the six months ended January 31, 2017:

Burke Hollow Project

During the six months ended January 31, 2017, we continued to advance the applications of the Mine Area, Aquifer Exemption and Radioactive Material License at our Burke Hollow Project after receipt of two Class I disposal well permits.  The final Mine Area permit was issued by TCEQ and the Aquifer Exemption order was submitted to EPA for approval. The Radioactive Material License application remains under technical review by TCEQ.  The spring and fall ecological assessments for the eastern trend extension have been completed.

Yuty Project

During the six months ended January 31, 2017, we initiated work on a Preliminary Economic Assessment in accordance with the provisions of CSA National Instrument 43-101 for the Yuty Project. Split core samples from eight mineralized drill holes from the Yuty Project were selected and shipped to a United States laboratory where the core samples will undergo individual leach tests for ultimate extraction, bottle roll leach tests and static leach tests in order to further corroborate ISR amenability at the Yuty Project. The results of the testing are anticipated in early 2017.

Results of Operations

For the three and six months ended January 31, 2017, we recorded net losses of $4,332,369 ($0.04 per share) and $8,585,063 ($0.07 per share), respectively.

For the three and six months ended January 31, 2016, we recorded net losses of $4,801,505 ($0.05 per share) and $9,873,539 ($0.10 per share), respectively.

During the three and six months ended January 31, 2017 and 2016, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and six months ended January 31, 2017 and 2016.

For the six months ended January 31, 2017, we recorded an inventory write-down of $60,694 to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $18.81 per pound at October 31, 2016, less estimated royalties. No inventory write-down was recorded for the six months ended January 31, 2016.

At January 31, 2017, the total value of inventories was $211,662 (July 31, 2016: $275,316).

Costs and Expenses

For the three and six months ended January 31, 2017, costs and expenses totaled $3,591,722 and $7,119,292, comprised of an inventory write-down of $Nil and $60,694, mineral property expenditures of $1,067,446 and $1,957,564, general and administrative expenditures of $2,241,247 and $4,523,485, depreciation, amortization and accretion of $128,255 and $279,607, and impairment loss on mineral properties of $154,774 and $297,942, respectively.

For the three and six months ended January 31, 2016, costs and expenses totaled $4,018,357 and $8,325,669, comprised of mineral property expenditures of $893,825 and $2,682,845, general and administrative expenditures of $2,805,811 and $5,081,204, depreciation, amortization and accretion of $232,186 and $475,085, and impairment loss on mineral properties of $86,535 and $86,535, respectively.

Mineral Property Expenditures

During the three and six months ended January 31, 2017, mineral property expenditures totaled $1,067,446 and $1,957,564 respectively. During the three and six months ended January 31, 2016, mineral property expenditures totaled $893,825 and $2,682,845, respectively. Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our projects.

During the three and six months ended January 31, 2017, mineral property expenditures included expenditures directly related to maintaining operational readiness and permitting compliance of $301,509 and $646,897, respectively, and $462,165 and $920,798, respectively, for the three and six months ended January 31, 2016 for our Palangana Mine and Hobson Processing Facility.

During the three and six months ended January 31, 2017, pursuant to the SPOA for the Acquisition of the Alto Parana Project, we accrued total costs of $409,865 and $522,633 related to maintenance and assessment work required to keep the Alto Parana Project in good standing.

During the three and six months ended January 31, 2016, a credit amount due to re-valuation of ARO totaling $184,381 was recognized as a result of a downward ARO adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Mineral Property Expenditures
Palangana Mine	$184,277	$366,131	$385,649	$751,280
Goliad Project	19,849	24,022	49,879	44,831
Burke Hollow Project	110,675	204,708	150,316	926,252
Longhorn Project	906	781	1,053	4,373
Salvo Project	6,843	2,912	15,009	17,075
Anderson Project	269	55,083	15,504	167,216
Workman Creek Project	7,673	1,001	15,920	31,691
Slick Rock Project	12,206	5,036	24,552	53,861
Yuty Project	102,037	91,526	191,712	202,543
Oviedo Project	68,402	153,833	215,070	286,732
Alto Parana Project	409,865	-	522,633	-
Other Mineral Property Expenditures	144,444	173,173	370,267	381,372
Revaluation of Asset Retirement Obligations	-	(184,381)	-	(184,381)
	$1,067,446	$893,825	$1,957,564	$2,682,845

General and Administrative

During the three and six months ended January 31, 2017, general and administrative expenses totaled $2,241,247 and $4,523,485, respectively; and for the three and six months ended January 31, 2016: $2,805,811 and $5,081,204, respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same period last year:

•	for the three and six months ended January 31, 2017, salaries, management and consulting fees totaled $385,285 and $811,185, respectively, which decreased by $270,501 and $507,507 compared to $655,786 and $1,318,692 for the three and months ended January 31, 2016, respectively. The decrease was a result of salary reductions and compensating directors, officers and employees with shares of the Company in lieu of cash, which was implemented during Fiscal 2016;

•	for the three and six months ended January 31, 2017, office, filing and listing fees, insurance, investor relations and travel expenses totaled $832,043 and $1,506,486, respectively, which increased by $195,000 and $222,778, compared to $637,043 and $1,283,708 for the three and six months ended January 31, 2016 as a result of increased filing and listing fees and insurance expenses during the periods;

•	for the three and six months ended January 31, 2017, professional fees totaled $194,879 and $391,513, respectively, which decreased by $255,755 and $398,500, respectively, compared to $450,634 and $790,013 for the three and six months ended January 31, 2016, respectively. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three months ended January 31, 2017, stock-based compensation totaled $829,040, decreased by $233,308 compared to $1,062,348 for the three months ended January 31, 2016 primarily as a result of less shares being issued for consulting services during the current period compared to the same period last year. For the six months ended January 31, 2017, stock-based compensation totaled $1,814,301, which increased by $125,510 compared with $1,688,791 for the six months ended January 3, 2016. Stock-based compensation includes the fair value of stock options granted and the fair value of shares issued to the directors, officers, employees and consultants. During the three and six months ended January 31, 2017 and 2016, we continued to utilize equity-based payments to compensate directors, officers and employees and for certain consulting services as part of our continuing efforts to reduce cash outlays. In July and August 2016, we granted approximately two million stock options to certain directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting period of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2017, depreciation, amortization and accretion totaled $128,255 and $279,607, which decreased by $103,931 and $195,478, respectively, compared to $232,186 and $475,085 for the three and six months ended January 31, 2016. This decrease was primarily the result of certain property and equipment having reached full depreciation or amortization and less accretion expenses on the reduced asset retirement obligations associated with our Palangana Mine as a result of downward revisions during Fiscal 2016. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During the three months ended January 31, 2017, we abandoned the Nichols Project located in Texas with acquisition costs of $154,774. During the six months ended January 31, 2017, we abandoned certain mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $154,774 and $297,942, respectively, was reported on our consolidated statement of operations for the three and six months ended January 31, 2017.

During the three and six months ended January 31, 2016, we abandoned certain mineral interests at the projects located in Colorado and New Mexico with a combined acquisition cost of $86,535. As a result, an impairment loss on mineral properties of $86,535 was reported on the consolidated statement of operations for the three and six months ended January 31, 2016.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2017, interest and finance costs totaled $749,419 and $1,487,522, respectively, which have remained consistent compared to $789,770 and $1,567,463 for the three and six months ended January 31, 2016.

For the three and six months ended January 31, 2017, interest and finance costs were primarily comprised of, amortization of debt discount of $306,239 and $601,568, interest paid on long-term debt of $408,889 and $817,778, and amortization of annual surety bond premium of $29,524 and $58,642, respectively.

For the three and six months ended January 31, 2016, interest and finance costs were primarily comprised of: amortization of debt discount of $347,723 and $683,390, interest paid on long-term debt of $408,889 and $817,778, and amortization of annual surety bond premium of $28,391 and $56,760, respectively.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Sales	$-	$-	$-	$-
Net loss	(4,332,369)	(4,252,694)	(3,777,278)	(3,679,055)
Total comprehensive loss	(4,332,327)	(4,252,734)	(3,777,095)	(3,678,919)
Basic and diluted loss per share	(0.04)	(0.04)	(0.03)	(0.03)
Total assets	76,665,928	53,562,227	56,176,311	59,558,492

	For the Quarters Ended
	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Sales	$-	$-	$3,080,000	$-
Net loss	(4,801,505)	(5,072,034)	(5,412,432)	(5,347,729)
Total comprehensive loss	(4,801,724)	(5,072,233)	(5,412,059)	(5,347,522)
Basic and diluted loss per share	(0.05)	(0.05)	(0.06)	(0.06)
Total assets	49,982,462	53,130,380	57,900,257	52,171,028

Liquidity and Capital Resources

	January 31, 2017	July 31, 2016
Cash and cash equivalents	$27,735,411	$7,142,571
Current assets	28,907,720	8,000,641
Current liabilities	2,346,908	1,822,447
Working capital	26,560,812	6,178,194

At January 31, 2017, we had working capital of $26,560,812, an increase of $20,382,618 from our working capital of $6,178,194 at July 31, 2016. Current assets include $27,735,411 in cash and cash equivalents, the largest component of current assets. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

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

Equity Financings

We filed the 2014 Shelf, which was declared effective on January 10, 2014, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering of $100 million.

At January 31, 2017, a total of $80.2 million of the 2014 Shelf was utilized through the following registered offerings and sales of units, with a remaining available balance of $19.8 million under the 2014 Shelf:

•	on June 25, 2015: $10.0 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $6.7 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full;

•	on March 10, 2016: $10.5 million in gross proceeds through an offering of units consisting of the Company’s shares and share purchase warrants and $7.9 million representing the aggregate exercise price of those share purchase warrants and agents’ share purchase warrants should they be exercised in full; and

•	on January 20, 2017: $26.0 million in gross proceeds through the Equity Financing offering of units consisting of the Company’s shares and share purchase warrants and $19.1 million representing the aggregate exercise price of those share purchase warrants and compensation share purchase warrants should they be exercised in full.

On January 5, 2017, we filed the 2017 Shelf, which, when declared effective by the SEC, will replace the 2014 Shelf and the 2014 Shelf will be deemed terminated. When the 2017 Shelf is declared effective, it will provide for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

Debt Financing

On February 9, 2016, we entered into the Second Amended Credit Agreement with our Lenders, whereby the Company and the Lenders agreed to certain further amendments to our $20,000,000 senior secured credit facility (the “Credit Facility”), under which:

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

The Second Amended Credit Agreement supersedes, in their entirety, the Amended and Restated Credit Agreement dated March 13, 2014 and the Credit Agreement dated July 30, 2013 with the Lenders.

Subsequent to January 31, 2017, and pursuant to the terms of the Second Amended Credit Agreement, we issued 738,503 shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to our Lenders.

Refer to Note 8: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the three and six months ended January 31, 2017, and Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2016.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2017 was $5,314,377 (six months ended January 31, 2016: $7,941,243). Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2017 was $25,910,656 resulting from net proceeds received of $25,899,128 from the equity financing and an increase of $11,528 in amounts due to a relate party. On January 20, 2017, we completed the Equity Financing through a public offering of 17,330,836 units at a price of $1.50 per unit and received net proceeds of $24,445,411. During the six months ended January 31, 2017, we also received net cash of $1,415,392 from the exercise of share purchase warrants and net cash of $38,325 from the exercise of stock options. Net cash provided by financing activities during the six months ended January 31, 2016 was $272,580, resulting from net cash of $225,115 received from the exercise of stock options and a $47,465 increase in amounts due to related parties.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2017 was $3,439 and for the six months ended January 31, 2016 was $17,622, resulting primarily from the purchase of property, plant and equipment.

Stock Options and Warrants

At January 31, 2017, we had stock options outstanding representing 12,253,000 common shares at a weighted-average exercise price of $1.35 per share and share purchase warrants outstanding representing 20,486,789 common shares at a weighted-average exercise price of $1.75 per share. At January 31, 2017, outstanding stock options and warrants represented a total 32,739,789 shares issuable for gross proceeds of approximately $52,465,000 should these stock options and warrants be exercised in full. At January 31, 2017, outstanding in-the-money stock options and warrants represented a total common shares exercisable for gross proceeds of approximately $22,570,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and six months ended January 31, 2017, the Company incurred $68,736, and $103,851 (three and six months ended January 31, 2016: $68,469 and $98,593), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During the six months ended January 31, 2017, the Company issued 88,822 restricted common shares with a fair value of $91,488 as settlement of amounts owed to Blender.

At January 31, 2017, the amount owing to Blender was $11,528 (July 31, 2016: $Nil).

Material Commitments

Long-Term Debt Obligations

At January 31, 2017, we have made all scheduled payments and complied with all of the covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2017.

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

Subsequent Events

Other than disclosed elsewhere in this Quarterly Report, we had no other material subsequent events to report.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company believes that the Nevada Derivative Case is without merit and intends to vigorously defend the same.

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the federal district court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation, and recommended that the Board reject the demand. After considering the committee’s recommendation and all other material information relevant to the investigation, the Board voted to reject the demand letter.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $217.9 million at January 31, 2017. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

On February 9, 2016, we entered into the Second Amended Credit Agreement with our Lenders under which we had previously drawn down the maximum $20 million in principal. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on February 1, 2019. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against the Company’s assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, our Palangana Mine, which has been our sole source for the U3O8 sold to generate our revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the six months ended January 31, 2017, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility and our Palangana Mine, and have recorded a liability of $3.9 million on our balance sheet at January 31, 2017, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electrical generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the our operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electrical generation.

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

We are authorized to issue 750,000,000 shares of common stock of which 136,396,901 shares were issued and outstanding as of January 31, 2017. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed the 2014 Shelf which was declared effective on January 10, 2014. This 2014 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $80.2 million has been utilized through public offerings as of January 31, 2017.

We have also filed a 2017 Shelf registration statement, which, when declared effective by the SEC, will replace the 2014 Shelf and the 2014 Shelf will be deemed terminated. When the 2017 Shelf is declared effective, it will provide for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2017, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	on November 25, 2016, we issued 3,333 shares of restricted common stock to one consultant at a deemed issuance price of $0.86 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on December 9, 2016, we issued 30,000 shares of restricted common stock to one consultant at a deemed issuance price of $0.85 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on December 25, 2016, we issued 3,333 shares of restricted common stock to one consultant at a deemed issuance price of $1.02 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on January 1, 2017, we issued 100,000 shares of restricted common stock to one consultant at a deemed issuance price of $1.02 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on January 9, 2017, we issued 20,000 shares of restricted common stock to one consultant at a deemed issuance price of $1.07 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and

•	on January 18, 2017, we issued 12,500 shares of restricted common stock to one consultant at a deemed issuance price of $1.12 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2017, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5. Other Information

Effective March 8, 2017, Mr. Spencer Abraham’s position changed from Executive Chairman to Chairman.

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
Date: March 10, 2017

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: March 10, 2017

