Form 10-Q
period 2017-04-30
URANIUM ENERGY CORP
filed 2017-06-09
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer

☐	Non-accelerated filer (Do not check	☐	Smaller reporting company
if a smaller reporting company)
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 138,679,887 shares of common stock outstanding as of June 6, 2017.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2017

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Notes	April 30, 2017	July 31, 2016

CURRENT ASSETS
Cash and cash equivalents		$9,332,492	$7,142,571
Short-term investments	3	16,000,671	-
Inventories		211,662	275,316
Prepaid expenses and deposits	4	1,230,870	533,977
Other current assets		86,288	48,777
		26,861,983	8,000,641

MINERAL RIGHTS AND PROPERTIES	5	37,669,432	37,973,951
PROPERTY, PLANT AND EQUIPMENT	6	6,804,599	6,942,304
RECLAMATION DEPOSITS		1,706,027	1,706,027
OTHER LONG-TERM ASSETS	7	1,904,919	1,553,388
		$74,946,960	$56,176,311

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,741,480	$1,822,447
Due to related parties	8	998	-
		2,742,478	1,822,447

DEFERRED INCOME TAX LIABILITIES		617,686	643,825
LONG-TERM DEBT	9	18,968,008	19,198,178
OTHER LONG-TERM LIABILITY		315,519	315,519
ASSET RETIREMENT OBLIGATIONS	10	3,915,119	3,746,464
		26,558,810	25,726,433

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 138,090,043 shares issued and outstanding (July 31, 2016 - 116,670,457)	11	138,090	116,670
Additional paid-in capital		270,002,689	239,701,884
Accumulated deficit		(221,737,873)	(209,353,946)
Accumulated other comprehensive loss		(14,756)	(14,730)
		48,388,150	30,449,878
		$74,946,960	$56,176,311

COMMITMENTS AND CONTINGENCIES	15
SUBSEQUENT EVENT	16

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Notes	2017	2016	2017	2016

SALES		$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales		-	-	-	-
Inventory write-down		-	-	60,694	-
Mineral property expenditures	5	999,241	725,968	2,956,805	3,408,813
General and administrative	8,11	2,092,656	2,005,465	6,616,141	7,086,669
Depreciation, amortization and accretion	5,6,10	117,792	205,488	397,399	680,573
Impairment loss on mineral properties	5	-	-	297,942	86,535
		3,209,689	2,936,921	10,328,981	11,262,590
LOSS FROM OPERATIONS		(3,209,689)	(2,936,921)	(10,328,981)	(11,262,590)

OTHER INCOME (EXPENSES)
Interest income		63,994	7,221	69,424	14,470
Interest expenses and finance costs	9	(697,644)	(710,767)	(2,185,166)	(2,278,230)
Loss on disposition of assets		-	-	(1,055)	(2,186)
Loss on settlement of current liabilities		-	(46,968)	-	(46,968)
Other income		35,712	-	35,712	-
		(597,938)	(750,514)	(2,081,085)	(2,312,914)
LOSS BEFORE INCOME TAXES		(3,807,627)	(3,687,435)	(12,410,066)	(13,575,504)

DEFERRED INCOME TAX BENEFIT		8,763	8,380	26,139	22,910
NET LOSS FOR THE PERIOD		(3,798,864)	(3,679,055)	(12,383,927)	(13,552,594)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES		(28)	136	(26)	(282)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(3,798,892)	$(3,678,919)	$(12,383,953)	$(13,552,876)

NET LOSS PER SHARE, BASIC AND DILUTED	12	$(0.03)	$(0.03)	$(0.10)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		137,452,998	109,710,985	124,676,016	102,588,834

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Nine Months Ended April 30,
	Notes	2017	2016
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(12,383,927)	$(13,552,594)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	11	2,482,178	2,487,651
Depreciation, amortization and accretion	5,6,10	397,399	680,573
Amortization of long-term debt discount	9	869,830	960,807
Inventory write-down		60,694	-
Re-valuation of asset retirement obligations		-	(184,381)
Impairment loss on mineral properties	5	297,942	86,535
Loss on disposition of assets		1,055	2,186
Deferred income tax benefit		(26,139)	(22,910)
Loss on settlement of current liabilities		-	46,968
Changes in operating assets and liabilities
Inventories		2,960	-
Prepaid expenses and deposits		(625,393)	(303,294)
Other current assets		(37,537)	(6,301)
Accounts payable and accrued liabilities	14	745,967	(460,536)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(8,214,971)	(10,265,296)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	11	26,444,815	10,324,264
Purchase of short-term investments	3	(16,000,671)	-
Due to related parties	8	998	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES		10,445,142	10,324,264

INVESTING ACTIVITIES
Net cash used in asset acquisition		-	(46,084)
Purchase of property, plant and equipment		(40,250)	(19,304)
Proceeds from disposition of assets		-	818
Decrease in reclamation deposits		-	(1)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(40,250)	(64,571)

NET CASH FLOWS		2,189,921	(5,603)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		7,142,571	10,092,408
CASH AND CASH EQUIVALENTS, END OF PERIOD		$9,332,492	$10,086,805

SUPPLEMENTAL CASH FLOW INFORMATION	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 31, 2016	116,670,457	$116,670	$239,701,884	$(209,353,946)	$(14,730)	$30,449,878
Common stock
Issued for equity financing, net of issuance costs	17,330,836	17,331	19,404,020	-	-	19,421,351
Issued for exercise of stock options	251,050	252	54,348	-	-	54,600
Issued for exercise of warrants	1,620,670	1,620	1,943,184	-	-	1,944,804
Issued for credit facility	738,503	739	1,099,261	-	-	1,100,000
Issued for property acquisition	50,000	50	71,450	-	-	71,500
Issued for mineral property	46,800	46	48,626	-	-	48,672
Issued for settlement of current liabilities	151,679	152	174,908	-	-	175,060
Stock-based compensation
Common stock issued for consulting services	559,623	557	693,613	-	-	694,170
Common stock issued under Stock Incentive Plan	670,425	673	724,691	-	-	725,364
Stock options issued to consultants	-	-	303,047	-	-	303,047
Stock options issued to management	-	-	430,218	-	-	430,218
Stock options issued to employees	-	-	329,379	-	-	329,379
Warrants						-
Issued for equity financing	-	-	4,409,570	-	-	4,409,570
Issued for equity financing as issuance costs	-	-	614,490	-	-	614,490
Net loss for the period	-	-	-	(12,383,927)	-	(12,383,927)
Other comprehensive loss	-	-	-	-	(26)	(26)
Balance, April 30, 2017	138,090,043	$138,090	$270,002,689	$(221,737,873)	$(14,756)	$48,388,150

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the nine months ended April 30, 2017, or for the fiscal years ended July 31, 2016 (“Fiscal 2016”) and 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At April 30, 2017, we had working capital of $24.1 million including cash and cash equivalents of approximately $9.3 million and short-term investments of approximately $16.0 million. Our existing cash resources as at April 30, 2017 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that our condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the Fiscal 2016. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the nine months ended April 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017 (“Fiscal 2017”).

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

April 30, 2017

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

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it had been in the Production Stage due to the expensing, rather than capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Our Company has adopted this standard effective August 1, 2016 for the fiscal year ending July 31, 2017. Adoption of this standard has not had a significant impact on these unaudited interim condensed consolidated financial statements.

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 3:	SHORT-TERM INVESTMENTS

Our short-term investments are comprised of term deposits with maturities from three months to one year from the date of the initial investments. As at April 30, 2017, we had short-term investments of $16,000,671 (July 31, 2016: $Nil).

NOTE 4:	PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits represent future expenditures our Company pays in advance, which usually expire with the passage of time or through use and consumption.

At April 30, 2017, prepaid expenses and deposits consisted of the following:

	April 30, 2017	July 31, 2016
Prepaid Property Renewal Fees	$682,368	$149,066
Prepaid Insurance	95,368	101,270
Prepaid Listing and Subscriptions	74,332	60,605
Prepaid License Fees	64,584	20,283
Prepaid Surety Bond Premium	68,165	38,271
Deposits and Expense Advances	87,707	87,996
Other Prepaid Expenses	158,346	76,486
	$1,230,870	$533,977

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2017, we had mineral rights in the States of Arizona, Colorado, New Mexico and Texas and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At April 30, 2017, annual maintenance payments of approximately $1,228,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	April 30, 2017	July 31, 2016
Mineral Rights and Properties
Palangana Mine	$6,443,028	$6,443,028
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	-	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,520,680	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	615,650
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Other Property Acquisitions	91,080	234,248
	41,479,164	41,728,434
Accumulated Depletion	(3,929,884)	(3,929,884)
	37,549,280	37,798,550

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,388,947)	(2,364,019)
	21,091	46,019

Land Use Agreements	404,310	404,310
Accumulated Amortization	(305,249)	(274,928)
	99,061	129,382
	$37,669,432	$37,973,951

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

During the nine months ended April 30, 2017, we issued 46,800 restricted shares with a fair value of $48,672 as an advance royalty payment for our Workman Creek Project, which was capitalized as Mineral Rights & Properties on our consolidated balance sheet as at April 30, 2017.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

During the nine months ended April 30, 2017, we abandoned our Nichols Project located in Texas and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $297,942. As a result, an impairment loss on mineral properties of $297,942 was reported on our condensed consolidated statements of operations for the nine months ended April 30, 2017.

During the nine ended April 30, 2016, we abandoned certain mineral interests at the projects located in Colorado and New Mexico with a combined acquisition cost of $86,535. As a result, an impairment loss on mineral properties of $86,535 was reported on our consolidated statement of operations for the nine months ended April 30, 2016.

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

During the three and nine months ended April 30, 2017 and 2016, we continued with reduced operations at our Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our consolidated financial statements for the three and nine months ended April 30, 2017 and 2016, respectively.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Mineral Property Expenditures
Palangana Mine	$239,781	$280,345	$625,430	$1,031,625
Goliad Project	40,295	26,848	90,174	71,679
Burke Hollow Project	288,742	48,409	439,058	974,661
Longhorn Project	23,724	247	24,777	4,620
Salvo Project	6,701	4,622	21,710	21,697
Anderson Project	30,489	3,564	45,993	170,780
Workman Creek Project	7,673	418	23,593	32,109
Slick Rock Project	12,207	-	36,759	53,861
Yuty Project	91,175	89,246	282,887	291,788
Oviedo Project	58,054	136,031	273,124	422,763
Alto Parana Project	95,460	-	618,093	-
Other Mineral Property Expenditures	104,940	136,238	475,207	517,611
Revaluation of Asset Retirement Obligations	-	-	-	(184,381)
	$999,241	$725,968	$2,956,805	$3,408,813

During the three and nine months ended April 30, 2017, and pursuant to a share purchase and option agreement effective March 4, 2016 to acquire the Alto Parana Project, a titanium project located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay, we recorded total costs of $95,460 and $618,093, respectively, related to maintenance and assessment work required to keep the Alto Parana Project in good standing. Refer to Note 7: Other Long-Term Assets.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	April 30, 2017			July 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,426,385	(2,361,519)	64,866	2,438,920	(2,256,901)	182,019
Logging Equipment and Vehicles	1,971,742	(1,815,190)	156,552	1,962,895	(1,801,811)	161,084
Computer Equipment	577,938	(562,027)	15,911	586,116	(555,972)	30,144
Furniture and Fixtures	170,701	(168,106)	2,595	172,348	(167,966)	4,382
Land	519,520	-	519,520	519,520	-	519,520
	$12,485,374	$(5,680,775)	$6,804,599	$12,498,887	$(5,556,583)	$6,942,304

During the three and nine months ended April 30, 2017 and 2016, no uranium concentrate was processed at the Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three and nine months ended April 30, 2017 and 2016.

NOTE 7:	OTHER LONG-TERM ASSETS

At April 30, 2017, other long-term assets totaled $1,904,919, which were comprised of $1,553,388 for considerations paid and to be paid for the acquisition of the Alto Parana Project and $351,531 in transaction costs primarily for the pending acquisition of the Reno Creek Project. Refer to Note 16: Subsequent Event.

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

We hold a variable interest in CIC as a result of the Option, however, we are not the primary beneficiary due to the fact that we do not have the power over decisions that significantly affect CIC’s economic performance. Accordingly, we do not consolidate the results of CIC and therefore, the other long-term asset of $1,553,388 effectively represents the amount paid in advance for CIC’s assets totaling $1,303,388 and $250,000 to be paid upon the exercise of the Option for the Acquisition of CIC.

At April 30, 2017, the carrying value of the other long-term asset relating to the Acquisition of CIC and our maximum exposure to loss from the unconsolidated variable interest entity, which would arise if we are unable to exercise the Option, is as follows:

	April 30, 2017	July 31, 2016
Other Long-Term Asset	$1,553,388	$1,553,388
Cash Payable Upon Exercise of the Option	(250,000)	(250,000)
Maximum Exposure to Loss	$1,303,388	$1,303,388

NOTE 8:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2017, the Company incurred $30,664 and $134,515 (three and nine months ended April 30, 2016: $30,134 and $128,727), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During the three and nine months ended April 30, 2017, the Company issued 59,546 and 148,368 restricted common shares with a fair value of $78,572 and $170,060, respectively, as settlement of the equivalent amounts owed to Blender. As a result, no gain or loss on settlement of current liabilities was recognized on the condensed consolidated statements of operation and comprehensive loss.

During the three and nine months ended April 30, 2016, the Company issued 117,998 restricted common shares with a fair value of $109,738 as settlement of amounts owed to Blender totaling $98,371. As a result, a loss on settlement of current liabilities of $11,367 was recognized in the condensed consolidated statements of operations and comprehensive loss.

At April 30, 2017, the amount owing to Blender was $998 (July 31, 2016: $Nil).

NOTE 9:	LONG-TERM DEBT

On February 9, 2016, we entered into the second amended and restated credit agreement (the “Second Amended Credit Agreement”) with our lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), under which we had previously drawn down the maximum $20,000,000 in principal under the current credit facility (the “Credit Facility”).

As at April 30, 2017, long-term debt consisted of the following:

	April 30, 2017	July 31, 2016
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(1,031,992)	(801,822)
Long-term debt, net of unamortized discount	$18,968,008	$19,198,178

During the three months ended April 30, 2017, and pursuant to the terms of the Second Amended Credit Agreement, we issued 738,503 shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to the Lenders.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

For the three and nine months ended April 30, 2017 and 2016, the amortization of debt discount totaled $268,262 and $869,830 (three and nine months ended April 30, 2016: $277,417 and $960,807), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss.

The aggregate yearly maturities of the long-term debt based on principal amounts outstanding at April 30, 2017 are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

The Company’s ARO relate to future remediation and decommissioning activities at our Palangana Mine and Hobson Processing Facility.

Balance, July 31, 2016	$3,746,464
Accretion	168,655
Balance, April 30, 2017	$3,915,119

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2017	July 31, 2016
Undiscounted amount of estimated cash flows	$6,650,255	$6,650,255

Payable in years	4.1 to 15	4.1 to 15
Inflation rate	1.15% to 2.25%	1.15% to 2.25%
Discount rate	5.02% to 8.00%	5.02% to 8.00%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2017	$-
Fiscal 2018	-
Fiscal 2019	139,052
Fiscal 2020	414,058
Fiscal 2021	667,984
Remaining balance	5,429,161
$6,650,255

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 11:	CAPITAL STOCK

Equity Financing

We filed a Form S-3 shelf registration statement, which was declared effective on January 10, 2014 (the “2014 Shelf”). The 2014 Shelf provided for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

On January 20, 2017, we completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254 (the “Equity Financing”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit is comprised of one share of the Company and one-half of one share purchase warrant, however, as a result of rounding, since we will not issue fractional shares, there were only actually 9,571,929 whole warrants issued instead of 9,571,934 whole warrants. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.00 per share, exercisable six months and expiring three years from the date of issuance. In connection with the Equity Financing, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 906,516 shares of our Company, exercisable six months to three years from the date of issuance at a price of $2.00 per share.

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”), and as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

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
$24,445,411

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

Share Transactions

A summary of the Company’s share transactions for the nine months ended April 30, 2017 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2016	116,670,457
Mineral Property	46,800	$1.04	$1.04	$48,672
Consulting Services	166,926	0.90	1.06	175,908
Options Exercised (1)	133,125	0.45	0.45	59,906
Settlement of Current Liabilities	88,822	1.03	1.03	91,488
Shares Issued Under Stock Incentive Plan	292,957	0.93	1.09	291,770
Balance, October 31, 2016	117,399,087
Equity Financing	17,330,836	1.50	1.50	25,996,254
Consulting Services	169,166	0.86	1.49	195,991
Options Exercised (2)	87,050	0.45	0.93	40,862
Warrants Exercised	1,179,493	1.20	1.20	1,415,392
Shares Issued Under Stock Incentive Plan	231,269	0.88	1.12	217,698
Balance, January 31, 2017	136,396,901
Debt Facility	738,503	1.49	1.49	1,100,000
Consulting Services	223,531	1.43	1.55	322,271
Options Exercised (3)	30,875	0.93	0.93	28,714
Warrants Exercised	441,177	1.20	1.20	529,412
Property Acquisition	50,000	1.43	1.43	71,500
Settlement of Current Liabilities	62,857	1.32	1.48	83,572
Shares Issued Under Stock Incentive Plan	146,199	1.31	1.61	215,896
Balance, April 30, 2017	138,090,043

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

(3) 30,000 options were exercised on a forfeiture basis, of which 16,625 shares with a value of $15,461 were forfeited as payment for the exercise resulting in 13,375 net shares being issued with a value of $12,439 as a consequence of such exercise.

Share Purchase Warrants

In connection with the Equity Financing closed on January 20, 2017, we issued 8,665,413 share purchase warrants and 906,516 compensation warrants to agents as issuance costs with an exercise price of $2.00 per share, exercisable six months and expiring three years from the date of issuance.

A continuity schedule of outstanding share purchase warrants for the nine months ended April 30, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2016	13,953,872	1.65	2.31
Issued	9,571,929	2.00	2.72
Exercised	(1,620,670)	1.20	-
Expired	(1,859,524)	2.60	-
Balance, April 30, 2017	20,045,607	$1.77	2.29

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

A summary of share purchase warrants outstanding and exercisable at April 30, 2017 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding		Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	4,973,678		March 10, 2019	1.86
1.35	2,600,000		January 30, 2020	2.75
1.95	50,000		June 3, 2018	1.09
2.00	9,571,929	*	January 20, 2020	2.72
2.35	2,850,000		June 25, 2018	1.15
$1.77	20,045,607			2.29

*These share purchase warrants will be exercisable on July 20, 2017 pursuant to the Equity Financing.

Stock Options

At April 30, 2017, we had one stock option plan, the 2016 Stock Incentive Plan (the “2016 Plan”).  The 2016 Plan provides for not more than 18,892,856 shares of the Company that may be issued and consists of (i) 10,467,134 shares issuable pursuant to awards previously granted that were outstanding under our 2015 Stock Incentive Plan (the “2015 Plan”); (ii) 7,225,722 shares remaining available for issuance under the 2015 Plan; and (iii) 1,200,000 additional shares that may be issued pursuant to awards that may be granted under the 2016 Plan. The 2016 Plan superseded and replaced the Company’s 2015 Plan, which superseded and replaced the Company’s prior 2014, 2013, 2009 and 2006 Stock Incentive Plans (collectively the “Stock Incentive Plan”), such that no further shares are issuable under those prior plans.

A summary of stock options granted by the Company during the nine months ended April 30, 2017, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 2, 2016	182,500	$0.93	5.00	$90,222	2.90	0.78%	0.00%	84.14%
August 12, 2016	190,000	1.12	5.00	106,339	2.90	0.81%	0.00%	78.07%
December 9, 2016	50,000	1.07	5.00	25,999	2.50	1.29%	0.00%	80.90%
December 9, 2016	100,000	1.07	5.00	53,819	2.90	1.40%	0.00%	77.87%
March 13, 2017	50,000	1.33	5.00	36,314	2.90	1.65%	0.00%	85.80%
April 4, 2017	50,000	1.35	5.00	36,785	2.90	1.44%	0.00%	85.86%
Total	622,500			$349,478

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

A continuity schedule of outstanding stock options for the underlying common shares for the nine months ended April 30, 2017 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2016	12,105,858	$1.34	3.36
Issued	372,500	1.03	4.77
Exercised	(180,000)	0.45	-
Expired	(10,724)	5.13	-
Balance, October 31, 2016	12,287,634	$1.34	3.21
Issued	150,000	1.07	4.61
Exercised	(144,634)	0.47	-
Expired	(40,000)	2.46	-
Balance, January 31, 2017	12,253,000	$1.35	3.02
Issued	100,000	1.34	4.90
Exercised	(47,500)	0.93	-
Expired	(50,000)	5.70	-
Balance, April 30, 2017	12,255,500	$1.33	2.80

At April 30, 2017, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $1,498,281 (vested: $1,174,003 and unvested: $324,278).

At April 30, 2017, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Stock Incentive Plan totaled $270,751 to be recognized over the next 0.63 years.

A summary of stock options outstanding and exercisable at April 30, 2017 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at April 30, 2017	Weighted Average Exercise Price	Exercisable at April 30, 2017	Weighted Average Exercise Price
$0.45 to $0.96	2,708,000	$0.77	1,802,750	$0.69
$0.97 to $2.45	8,762,500	1.34	8,417,500	1.35
$2.46 to $5.70	785,000	3.18	785,000	3.18
	12,255,500	$1.33	11,005,250	$1.37

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$398,944	$470,549	$920,971	$1,429,324
Stock options issued to consultants	24,796	(4,461)	303,047	66,317
	423,740	466,088	1,224,018	1,495,641
Stock-Based Compensation for Management
Common stock issued to management	33,057	45,299	175,950	81,495
Stock options issued to management	62,873	195,464	430,218	640,789
	95,930	240,763	606,168	722,284
Stock-Based Compensation for Employees
Common stock issued to employees	106,166	76,299	322,613	106,602
Stock options issued to employees	42,041	15,710	329,379	163,124
	148,207	92,009	651,992	269,726
	$667,877	$798,860	$2,482,178	$2,487,651

NOTE 12:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Numerator
Net Loss for the Period	$(3,798,864)	$(3,679,055)	$(12,383,927)	$(13,552,594)

Denominator
Basic Weighted Average Number of Shares	137,452,998	109,710,985	124,676,016	102,588,834
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	137,452,998	109,710,985	124,676,016	102,588,834

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.03)	$(0.10)	$(0.13)

For the three and nine months ended April 30, 2017 and 2016, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 13:	SEGMENTED INFORMATION

Our Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At April 30, 2017, our long-term assets located in the United States totaled $33,087,638 or 69% of our Company’s total long-term assets of $48,084,977.

The table below provides a breakdown of our Company’s long-term assets by geographic segments:

	April 30, 2017
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,950,966	$10,932,198	$705,713	$-	$13,080,555	$37,669,432
Property, Plant and Equipment	6,441,203	-	-	12,020	351,376	6,804,599
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	351,531	-	1,553,388	1,904,919
Total Long-Term Assets	$21,082,378	$10,947,198	$1,058,062	$12,020	$14,985,319	$48,084,977

	July 31, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,191,408	$10,891,861	$810,127	$-	$13,080,555	$37,973,951
Property, Plant and Equipment	6,573,079	-	-	14,909	354,316	6,942,304
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,454,696	$10,906,861	$810,945	$14,909	$14,988,259	$48,175,670

The tables below provide a breakdown of our Company’s operating results by geographic segments for the three and nine months ended April 30, 2017. All intercompany transactions have been eliminated.

	Three Months Ended April 30, 2017
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	703,147	23,354	28,051	-	244,689	999,241
General and administrative	1,363,303	3,389	1,068	721,423	3,473	2,092,656
Depreciation, amortization and accretion	115,071	-	249	2,016	456	117,792
Impairment loss on mineral properties	-	-	-	-	-	-
	2,181,521	26,743	29,368	723,439	248,618	3,209,689
Loss from operations	(2,181,521)	(26,743)	(29,368)	(723,439)	(248,618)	(3,209,689)

Other income (expenses)	(593,873)	(4,611)	-	1,034	(488)	(597,938)
Loss before income taxes	$(2,775,394)	$(31,354)	$(29,368)	$(722,405)	$(249,106)	$(3,807,627)

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

	Three months Ended April 30, 2016
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	495,830	3,982	881	-	225,275	725,968
General and administrative	1,426,110	66,534	989	514,853	(3,021)	2,005,465
Depreciation, amortization and accretion	200,732	-	750	2,385	1,621	205,488
Impairment loss on mineral properties	-	-	-	-	-	-
	2,122,672	70,516	2,620	517,238	223,875	2,936,921
Loss from operations	(2,122,672)	(70,516)	(2,620)	(517,238)	(223,875)	(2,936,921)

Other income (expenses)	(745,888)	(4,663)	-	31	6	(750,514)
Loss before income taxes	$(2,868,560)	$(75,179)	$(2,620)	$(517,207)	$(223,869)	$(3,687,435)

	Nine Months Ended April 30, 2017
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	60,694	-	-	-	-	60,694
Mineral property expenditures	1,651,954	69,866	60,881	-	1,174,104	2,956,805
General and administrative	4,628,740	30,372	3,203	1,915,131	38,695	6,616,141
Depreciation, amortization and accretion	390,138	-	747	5,984	530	397,399
Impairment loss on mineral properties	185,942	8,334	103,666	-	-	297,942
	6,917,468	108,572	168,497	1,921,115	1,213,329	10,328,981
Loss from operations	(6,917,468)	(108,572)	(168,497)	(1,921,115)	(1,213,329)	(10,328,981)

Other income (expenses)	(2,067,125)	(14,146)	-	635	(449)	(2,081,085)
Loss before income taxes	$(8,984,593)	$(122,718)	$(168,497)	$(1,920,480)	$(1,213,778)	$(12,410,066)

	Nine Months Ended April 30, 2016
	United States
Statement of Operations	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	2,347,348	213,885	133,031	-	714,549	3,408,813
General and administrative	5,074,713	141,526	2,652	1,865,839	1,939	7,086,669
Depreciation, amortization and accretion	667,080	-	2,250	6,017	5,226	680,573
Impairment loss on mineral properties	-	-	86,535	-	-	86,535
	8,089,141	355,411	224,468	1,871,856	721,714	11,262,590
Loss from operations	(8,089,141)	(355,411)	(224,468)	(1,871,856)	(721,714)	(11,262,590)

Other income (expenses)	(2,299,582)	(14,198)	-	849	17	(2,312,914)
Loss before income taxes	$(10,388,723)	$(369,609)	$(224,468)	$(1,871,007)	$(721,697)	$(13,575,504)

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2017 and 2016, we issued 559,623 and 1,370,843 restricted shares with a fair value of $694,170 and $1,338,091, respectively, for consulting services.

During the nine months ended April 30, 2017 and 2016, we issued 670,425 and 307,787 shares with a fair value of $725,364 and $279,330, respectively, as compensation to certain management, employees and consultants of the Company under the Stock Incentive Plan.

During the nine months ended April 30, 2017 and 2016, we paid $1,213,333 and $1,217,778, respectively, in cash for interest on our long-term debt.

During the nine months ended April 30, 2017 and 2016, we issued 151,679 and 487,574 shares with a fair value of $175,060 and $453,444, respectively, as settlement of certain of the Company’s accounts payable.

During the nine months ended April 30, 2017, we issued 46,800 restricted shares with a fair value of $48,672 as an advance royalty payment for our Workman Creek Project.

During the nine months ended April 30, 2017, we issued 738,503 shares with a fair value of $1,100,000 as payment of anniversary fees to our Lenders.

During the nine months ended April 30, 2016, we issued 1,333,560 restricted common shares and paid $50,000 in cash as consideration to acquire all of the issued and outstanding shares of JDL.

NOTE 15: COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $18,496. Office lease agreements expire between May 2017 and March 2021 for the United States and Canada.

The aggregate minimum rental and lease payments over the next five fiscal years are as follows:

Fiscal 2017	$55,344
Fiscal 2018	216,444
Fiscal 2019	83,127
Fiscal 2020	83,711
Fiscal 2021	55,807
$494,433

We are committed to pay our key executives a total of $701,000 per year for various management services.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any material legal proceedings pending or that have been threatened against the Company.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

April 30, 2017

(Unaudited)

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively, with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company has filed a motion to dismiss and believes that the Nevada Derivative Case is without merit and intends to vigorously defend the same.

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

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  The Company does not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position or results of operation.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(Unaudited)

NOTE 16:	SUBSEQUENT EVENT

Subsequent to April 30, 2017, on May 9, 2017, our Company entered into a share purchase agreement (the “SPA”) with Pacific Road Capital A Pty Ltd., as trustee for Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty Ltd., as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Holdings S.à.r.l. (“Luxco”; and collectively with Fund A and Fund B are referred to as the “Pacific Road Funds”) to acquire from the Pacific Road Funds and Bayswater Holdings Inc.(“BHI”), a wholly-owned subsidiary of Bayswater Uranium Corporation, all of the issued and outstanding shares (the “Purchased Shares”) of Reno Creek Holdings Inc. (“RCHI”) and, indirectly thereby, 100% of its fully permitted Reno Creek in-situ recovery uranium project located in the Powder River Basin, Wyoming.

Pursuant to the terms of the SPA, the closing of the purchase and sale of the Purchased Shares will occur on such day which is five calendar days following the receipt of the U.S. Nuclear Regulatory Agency approval of the change of control of RCHI (the “Closing Date”), or on such earlier or later Closing Date as may be agreed to in advance by the parties, whereby the Company will be required to provide to:

(a)	the Pacific Road Funds, in exchange for 97.27% of the Purchased Shares, the following:

(i)	14,000,000 shares of common stock of our Company (“UEC Shares”);
(ii)	11,000,000 common share purchase warrants of our Company (each, a “Warrant”), with each Warrant entitling the holder to acquire one share of common stock of our Company (a “Warrant Share”) at an exercise price of $2.30 per Warrant Share for a period of five years from the Closing Date. The Warrants contain an accelerator clause which provides that, in the event that the closing price of UEC Shares on its principally traded exchange is equal to or greater than $4.00 per UEC Share for a period of 20 consecutive trading days, the Company may accelerate the expiry date of the Warrants to within 30 days of the date the holder receives an acceleration notice from the Company; and
(iii)	a 0.5% net profits interest royalty, capped at $2.5 million; and

(b)	BHI, in exchange for 2.73% of the Purchased Shares the following:

(i)	392,927 UEC Shares;
(ii)	308,728 Warrants on the same terms and conditions as the Warrants to be issued to Pacific Road Funds; and
(iii)	at BHI’s election, either (A) a 0.01403% net profits interest royalty, capped at $70,165.50; or (B) $2,807 at the Closing Date.

The Company will be acquiring the 2.73% of the Purchased Shares owned by BHI pursuant to certain ‘drag along’ rights contained in the shareholders agreement between the shareholders of RCHI.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q Quarterly Report for the three and nine months ended April 30, 2017, and our Form 10-K Annual Report for the fiscal year ended July 31, 2016 including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2016, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2016, our most recently completed year end, to April 30, 2017, and our results of operations for the three and nine months ended April 30, 2017, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2016.

Business

We operate in a single reportable segment and since 2004, as more fully described in our Form 10-K Annual Report for Fiscal 2016, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing on uranium projects located in the United States and Paraguay.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At April 30, 2017, we had no uranium supply or “off-take” agreements in place.

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

During the three and nine months ended April 30, 2017, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated our Palangana Mine at a reduced pace to capture residual uranium only, while maintaining Palangana Mine and the Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining the core exploration projects in good standing in anticipation of a recovery in uranium prices.

Subsequent to April 30, 2017, our Company entered into an SPA with the Pacific Road Funds to acquire from the Pacific Road Funds and BHI all of the issued and outstanding Purchased Shares of RCHI and, indirectly thereby, 100% of its fully permitted Reno Creek in-situ recovery uranium project located in the Powder River Basin, Wyoming.

Pursuant to the terms of the SPA, the Closing Date of the purchase and sale of the Purchased Shares will occur on such day which is five calendar days following the receipt of the U.S. Nuclear Regulatory Agency approval of the change of control of RCHI, or on such earlier or later Closing Date as may be agreed to in advance by the parties, whereby the Company will be required to provide to:

(a)	the Pacific Road Funds, in exchange for 97.27% of the Purchased Shares, the following:

(i)	14,000,000 UEC Shares;
(ii)	11,000,000 Warrants, with each Warrant entitling the holder to acquire one Warrant Share at an exercise price of $2.30 per Warrant Share for a period of five years from the Closing Date; and
(iii)	a 0.5% net profits interest royalty, capped at $2.5 million; and

(b)	BHI, in exchange for 2.73% of the Purchased Shares the following:

(i)	392,927 UEC Shares;
(ii)	308,728 Warrants and
(iii)	at BHI’s election, either (A) a 0.01403% net profits interest royalty, capped at $70,165.50; or (B) $2,807 at the Closing Date.

The Company will be acquiring the 2.73% of the Purchased Shares owned by BHI pursuant to certain ‘drag along’ rights contained in the shareholders agreement between the shareholders of RCHI.

Mineral Rights and Properties

The following is a summary of significant activities by project for the nine months ended April 30, 2017:

Burke Hollow Project

During the nine months ended April 30, 2017, we continued to advance the applications of the Mine Area, Aquifer Exemption and Radioactive Material License at our Burke Hollow Project after receipt of two Class I disposal well permits.  The final Mine Area permit was issued by the TCEQ in December 2016 and the Aquifer Exemption was approved by the EPA in March 2017. The Radioactive Material License application remains under technical review by TCEQ.

During the three months ended April 30, 2017, we initiated a drilling campaign and completed 23 exploration holes totaling 10,080 feet at the Burke Hollow Project.

Yuty Project

During the nine months ended April 30, 2017, we initiated work on a Preliminary Economic Assessment in accordance with the provisions of CSA National Instrument 43-101 for the Yuty Project. Split core samples from eight mineralized drill holes from the Yuty Project were selected and shipped to a United States laboratory where the core samples underwent individual leach tests for ultimate extraction, bottle roll leach tests and static leach tests in order to further corroborate ISR amenability at the Yuty Project. Initial leach testing clearly demonstrates that acceptable uranium recoveries can be achieved once we optimize the chemistry. Additional testing to refine the leach chemistry for the Yuty Project will be undertaken throughout the remainder of 2017.

Results of Operations

For the three and nine months ended April 30, 2017, we recorded net losses of $3,798,864 ($0.03 per share) and $12,383,927 ($0.10 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2017, were $3,209,689 and $10,328,981, respectively.

For the three and nine months ended April 30, 2016, we recorded net losses of $3,679,055 ($0.03 per share) and $13,552,594 ($0.13 per share), respectively. Costs and expenses during the three and nine months ended April 30, 2016, were $2,936,921 and $11,262,590, respectively.

During the three and nine months ended April 30, 2017 and 2016, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and nine months ended April 30, 2017 and 2016.

For the nine months ended April 30, 2017, we recorded an inventory write-down of $60,694 to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $18.81 per pound at October 31, 2016, less estimated royalties. No inventory write-down was recorded for the nine months ended April 30, 2016.

At April 30, 2017, the total value of inventories was $211,662 (July 31, 2016: $275,316).

Costs and Expenses

For the three and nine months ended April 30, 2017, costs and expenses totaled $3,209,689 and $10,328,981, comprised of an inventory write-down of $Nil and $60,694, mineral property expenditures of $999,241 and $2,956,805, general and administrative expenditures of $2,092,656 and $6,616,141 depreciation, amortization and accretion of $117,792 and $397,399, and impairment loss on mineral properties of $Nil and $297,942, respectively.

For the three and nine months ended April 30, 2016, costs and expenses totaled $2,936,921 and $11,262,590, comprised of mineral property expenditures of $725,968 and $3,408,813, general and administrative expenditures of $2,005,465 and $7,086,669, depreciation, amortization and accretion of $205,488 and $680,573, and impairment loss on mineral properties of $Nil and $86,535, respectively.

Mineral Property Expenditures

During the three and nine months ended April 30, 2017, mineral property expenditures totaled $999,241 and $2,956,805 respectively. During the three and nine months ended April 30, 2016, mineral property expenditures totaled $725,968 and $3,408,813, respectively. Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our projects.

During the three and nine months ended April 30, 2017, mineral property expenditures included expenditures directly related to maintaining operational readiness and permitting compliance of $326,599 and $973,496, respectively, and $349,367 and $1,270,165, respectively, for the three and nine months ended April 30, 2016 for our Palangana Mine and Hobson Processing Facility.

During the three and nine months ended April 30, 2017, pursuant to the SPOA for the Acquisition of the Alto Parana Project, we recorded total costs of $95,460 and $618,093 related to maintenance and assessment work required to keep the Alto Parana Project in good standing.

During the nine months ended April 30, 2016, a credit amount due to re-valuation of ARO totaling $184,381 was recognized as a result of a downward ARO adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Mineral Property Expenditures
Palangana Mine	$239,781	$280,345	$625,430	$1,031,625
Goliad Project	40,295	26,848	90,174	71,679
Burke Hollow Project	288,742	48,409	439,058	974,661
Longhorn Project	23,724	247	24,777	4,620
Salvo Project	6,701	4,622	21,710	21,697
Anderson Project	30,489	3,564	45,993	170,780
Workman Creek Project	7,673	418	23,593	32,109
Slick Rock Project	12,207	-	36,759	53,861
Yuty Project	91,175	89,246	282,887	291,788
Oviedo Project	58,054	136,031	273,124	422,763
Alto Parana Project	95,460	-	618,093	-
Other Mineral Property Expenditures	104,940	136,238	475,207	517,611
Revaluation of Asset Retirement Obligations	-	-	-	(184,381)
	$999,241	$725,968	$2,956,805	$3,408,813

General and Administrative

During the three and nine months ended April 30, 2017, general and administrative expenses totaled $2,092,656 and $6,616,141, respectively; and for the three and nine months ended April 30, 2016, $2,005,465 and $7,086,669, respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

•	for the three months ended April 30, 2017, salaries, management and consulting fees totaled $454,307, which was consistent with $427,560 for the three months ended April 30, 2016. For the nine months ended April 30, 2017, salaries, management and consulting fees totaled $1,265,492, which decreased by $480,760 compared to $1,746,252 for the nine months ended April 30, 2016. The decrease was a result of salary reductions and compensating directors, officers and employees with shares of the Company in lieu of cash, which was implemented during Fiscal 2016;

•	for the three and nine months ended April 30, 2017, office, filing and listing fees, insurance, investor relations and travel expenses totaled $711,219 and $2,217,705, respectively, which increased by $101,427 and $324,205, compared to $609,792 and $1,893,500 for the three and nine months ended April 30, 2016, primarily as a result of increased filing and listing fees and insurance expenses during the periods;

•	for the three months ended April 30, 2017, professional fees totaled $259,253, which increased by $90,000 compared to $169,253 for the three months ended April 30, 2016. For the nine months ended April 30, 2017, professional fees totaled $650,766, which decreased by $308,500 compared to $959,266 for the nine months ended April 30, 2016. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three months ended April 30, 2017, stock-based compensation totaled $667,877, which decreased by $130,983 compared to $798,860 for the three months ended April 30, 2016, primarily as a result of less shares being issued for consulting services during the current period compared to the same period last year. For the nine months ended April 30, 2017, stock-based compensation totaled $2,482,178, which remained consistent compared with $2,487,651 for the nine months ended April 30, 2016. Stock-based compensation includes the fair value of stock options granted and the fair value of shares issued to the directors, officers, employees and consultants. During the three and nine months ended April 30, 2017 and 2016, we continued to utilize equity-based payments to compensate directors, officers and employees and for certain consulting services as part of our continuing efforts to reduce cash outlays. In July and August 2016, we granted approximately two million stock options to certain of our directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting period of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2017, depreciation, amortization and accretion totaled $117,792 and $397,399, which decreased by $87,696 and $283,174, respectively, compared to $205,488 and $680,573 for the three and nine months ended April 30, 2016. This decrease was primarily the result of certain property and equipment having reached full depreciation or amortization and less accretion expenses on the reduced asset retirement obligations associated with our Palangana Mine as a result of downward revisions during Fiscal 2016. Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During the nine months ended April 30, 2017, we abandoned the Nichols Project located in Texas and certain mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $297,942. As a result, an impairment loss on mineral properties of $297,942 was reported on our consolidated statement of operations for the nine months ended April 30, 2017.

During the nine months ended April 30, 2016, we abandoned certain mineral interests at the projects located in Colorado and New Mexico with a combined acquisition cost of $86,535. As a result, an impairment loss on mineral properties of $86,535 was reported on the consolidated statement of operations for the nine months ended April 30, 2016.

Other Income and Expenses

Interest and Finance Costs

During the three and nine months ended April 30, 2017, interest and finance costs totaled $697,644 and $2,185,166, respectively, which have remained consistent compared to $710,767 and $2,278,230 for the three and nine months ended April 30, 2016.

For the three and nine months ended April 30, 2017, interest and finance costs were primarily comprised of interest paid on long-term debt of $395,555 and $1,213,333, amortization of debt discount of $268,262 and $869,830, and amortization of annual surety bond premium of $29,214 and $87,856, respectively.

For the three and nine months ended April 30, 2016, interest and finance costs were primarily comprised of interest paid on long-term debt of $400,000 and $1,217,778, amortization of debt discount of $277,417 and $960,807, and amortization of annual surety bond premium of $28,687 and $85,447, respectively.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
Sales	$-	$-	$-	$-
Net loss	(3,798,864)	(4,332,369)	(4,252,694)	(3,777,278)
Total comprehensive loss	(3,798,892)	(4,332,327)	(4,252,734)	(3,777,095)
Basic and diluted loss per share	(0.03)	(0.04)	(0.04)	(0.03)
Total assets	74,946,960	76,665,928	53,562,227	56,176,311

	For the Quarters Ended
	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
Sales	$-	$-	$-	$3,080,000
Net loss	(3,679,055)	(4,801,505)	(5,072,034)	(5,412,432)
Total comprehensive loss	(3,678,919)	(4,801,724)	(5,072,233)	(5,412,059)
Basic and diluted loss per share	(0.03)	(0.05)	(0.05)	(0.06)
Total assets	59,558,492	49,982,462	53,130,380	57,900,257

Liquidity and Capital Resources

	April 30, 2017	July 31, 2016
Cash and cash equivalents	$9,332,492	$7,142,571
Short-term investments	16,000,671	-
Current assets	26,861,983	8,000,641
Current liabilities	2,742,478	1,822,447
Working capital	24,119,505	6,178,194

At April 30, 2017, we had working capital of $24,119,505, an increase of $17,941,311 from our working capital of $6,178,194 at July 31, 2016. Current assets include $9,332,492 in cash and cash equivalents and $16,000,671 in short-term investments, which are the largest components of current assets. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

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

On January 20, 2017, we completed an Equity Financing of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.00 per share, exercisable six months and expiring three years from the date of issuance. In connection with the Equity Financing, we also issued compensation share purchase warrants to agents as part of share issuance costs, to purchase 906,516 shares of our Company, exercisable six months to three years from the date of issuance at a price of $2.00 per share.

We filed our 2017 Shelf, which was declared effective on March 10, 2017, and, as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

As at April 2017, a total of $33.7 million of our 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings under our 2014 Shelf, with a remaining available balance of $66.3 million under the 2017 Shelf, as follows:

•	2,850,000 shares of our common stock (the “2015 Warrant Shares”) issuable from time to time upon the exercise of 2,850,000 whole common share purchase warrants at a price of $2.35 per 2015 Warrant Share issued by us on June 25, 2015 as part of the unit offering on the same date representing the aggregate exercise price of $6.7 million should they be exercised in full;

•	6,594,348 shares of our common stock (the “2016 Warrant Shares”) issuable from time to time upon the exercise of 6,594,348 whole common share purchase warrants at a price of $1.20 per 2016 Warrant Share issued by us on March 10, 2016 as part of the unit offering on the same date representing the aggregate exercise price of $7.9 million should they be exercised in full; and

•	9,571,929 shares of our common stock (the “2017 Warrant Shares”) issuable from time to time upon the exercise of 9,571,929 whole common share purchase warrants at a price of $2.00 per 2017 Warrant Share issued by us on January 20, 2017 as part of the unit offering on the same date representing the aggregate exercise price of $19.1 million should they be exercised in full.

Debt Financing

On February 9, 2016, we entered into the Second Amended Credit Agreement with our Lenders, whereby the Company and the Lenders agreed to certain further amendments to our $20,000,000 senior secured Credit Facility, under which:

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

The Second Amended Credit Agreement supersedes, in their entirety, the Amended and Restated Credit Agreement dated March 13, 2014 and the original Credit Agreement dated July 30, 2013 with the Lenders.

During the three months ended April 30, 2017, and pursuant to the terms of the Second Amended Credit Agreement, we issued 738,503 shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to our Lenders.

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the three and nine months ended April 30, 2017, and Note 8: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2016.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2017 was $8,214,971 (nine months ended April 30, 2016: $10,265,296). Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2017 was $10,445,142 resulting from net proceeds of $26,444,815 from share issuances and an increase of $998 in amounts due to a relate party, offset by cash used in the purchase of short-term investments of $16,000,671. On January 20, 2017, we completed the Equity Financing through a public offering of 17,330,836 units at a price of $1.50 per unit and received net proceeds of $24,445,411. During the nine months ended April 30, 2017, we also received net cash of $1,944,804 from the exercise of share purchase warrants and net cash of $54,600 from the exercise of stock options. Net cash provided by financing activities during the nine months ended April 30, 2016 was $10,324,264, resulting from net cash of $10,099,149 from an equity financing and $225,115 received from the exercise of stock options.

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2017 was $40,250 resulting from the purchase of property, plant and equipment. Net cash used in investing activities during the nine months ended April 30, 2016, was $64,571, resulting primarily from net cash of $46,084 used in an asset acquisition and $19,304 used in the purchase of property, plant and equipment.

Stock Options and Warrants

At April 30, 2017, we had stock options outstanding representing 12,255,500 common shares at a weighted-average exercise price of $1.33 per share and share purchase warrants outstanding representing 20,045,607 common shares at a weighted-average exercise price of $1.77 per share. At April 30, 2017, outstanding stock options and warrants represented a total 32,301,107 shares issuable for gross proceeds of approximately $51,740,000 should these stock options and warrants be exercised in full. At April 30, 2017, outstanding in-the-money stock options and warrants represented a total of 9,359,178 common shares exercisable for gross proceeds of approximately $9,908,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and nine months ended April 30, 2017, the Company incurred $30,664 and $134,515 (three and nine months ended April 30, 2016: $30,134 and $128,727), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, the brother of the President and Chief Executive Officer, for various services including information technology, corporate branding, media, and website design, maintenance and hosting, provided to our Company.

During the three and nine months ended April 30, 2017, the Company issued 59,546 and 148,368 restricted common shares with a fair value of $78,572 and $170,060, respectively, as settlement of equivalent amounts owed to Blender. As a result, no loss or gain on settlement of current liabilities was recognized in the condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended April 30, 2016, the Company issued 117,998 restricted common shares with a fair value of $109,738 as settlement of amounts owed to Blender totaling $98,371. As a result, a loss on settlement of current liabilities of $11,367 was recognized in the condensed consolidated statements of operations and comprehensive loss.

At April 30, 2017, the amount owing to Blender was $998 (July 31, 2016: $Nil).

Material Commitments

Long-Term Debt Obligations

At April 30, 2017, we have made all scheduled payments and complied with all of the covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2017.

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

Subsequent Events

We had no other material subsequent events to report other than those disclosed in the Note 16: Subsequent Event to the Condensed Consolidated Financial Statements and in the “Business” section under this MD&A in this Quarterly Report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for Fiscal 2016.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company has filed a motion to dismiss and believes that the Nevada Derivative Case is without merit and intends to vigorously defend the same.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $221.7 million at April 30, 2017. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at a single uranium mine, our Palangana Mine, which has been our sole source for the U3O8 sold to generate our revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the nine months ended April 30, 2017, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility and our Palangana Mine, and have recorded a liability of $3.9 million on our balance sheet at April 30, 2017, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We are authorized to issue 750,000,000 shares of common stock of which 138,090,043 shares were issued and outstanding as of April 30, 2017. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed the 2014 Shelf which was declared effective on January 10, 2014, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

We filed the 2017 Shelf, which was declared effective on March 10, 2017, and, as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $33,7 million has been utilized through public offerings as of April 30, 2017.

We are subject to the Continued Listing Criteria of the NYSE MKT and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE MKT.  In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to these objective standards, the NYSE MKT may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE MKT’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities and an inability for us to obtain additional financing to fund our operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended April 30, 2017, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	on February 1, 2017, we issued 12,500 shares of restricted common stock to one consultant at a deemed issuance price of $1.12 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	on February 28, 2017, we issued 738,503 shares of restricted common stock to our Lenders as an anniversary fee in partial consideration for our Credit Facility at a deemed issuance price of $1.4895 per share. We relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to four of the Lenders and on the exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to two of the Lenders.

•	on March 1, 2017, we issued 12,500 shares of restricted common stock to one consultant at a deemed issuance price of $1.12 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

•	on April 18, 2017, we issued an aggregate of 291,521 shares of restricted common stock to six consultants, as follows: (i) we issued 50,000 shares of restricted common shares to one consultant at a deemed issuance price of $1.50 per share in consideration for services under an engagement agreement; (ii) we issued 59,546 shares of restricted common shares to one consultant at a deemed issuance price of $1.3195 per share pursuant to a share for debt subscription agreement; and (iii) we issued 181,975 shares of restricted common shares to four consultants at a deemed issuance price of $1.35 per share in consideration for services under consulting agreements. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other five consultants.

•	on April 24, 2017, we issued 16,556 shares of restricted common stock to one consultant at a deemed issuance price of $1.51 per share in consideration for services under a consulting agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2017, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.           Other Information

Effective March 8, 2017, Mr. Spencer Abraham’s position changed from Executive Chairman to Chairman.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

2.1*	Share Purchase Agreement between Pacific Road Capital A Pty Ltd., Pacific Road Capital B Pty Ltd., Pacific Road Holdings S.à.r.l and Uranium Energy Corp. dated May 9, 2017.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The schedules and exhibits to the Share Purchase Agreement (indexed in section 1.2 thereof) have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal Executive Officer) and Director
Date: June 8, 2017

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: June 8, 2017

