Form 10-K
period 2017-07-31
URANIUM ENERGY CORP
filed 2017-10-16
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

(604) 682-9775
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.001 per share	NYSE American

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.61 on January 31, 2017) was approximately $215,118,053.

The registrant had 155,857,502 shares of common stock outstanding as of October 10, 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report and any documents incorporated herein by reference (collectively the “Annual Report”) include statements and information about our strategy, objectives, plans and expectations for the future that are not statements or information of historical fact. These statements and information are considered to be forward-looking statements, or forward-looking information, within the meaning of and under the protection provided by the safe harbor provision for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995 and similar Canadian securities laws.

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

•	our overall strategy, objectives, plans and expectations for the fiscal year ended July 31, 2017 (“Fiscal 2017”) and beyond;
•	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for U3O8;
•	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
•	our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future production for our uranium projects including the Palangana Mine;
•	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including the Palangana Mine;
•	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
•	our ability to obtain adequate additional financing including access to the equity and credit markets;
•	our ability to remain in compliance with the terms of our indebtedness; and
•	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

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

Forward-looking statements are subject to known and unknown risks and uncertainties. As discussed in more detail under Item 1A. Risk Factors, we have identified a number of material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report, including but not limited to the following:

•	our limited financial and operating history;
•	our need for additional financing;
•	our ability to service our indebtedness;
•	our limited uranium extraction and sales history;

ii

•	our operations are inherently subject to numerous significant risks and uncertainties, of which many are beyond our control;
•	our exploration activities on our mineral properties may not result in commercially recoverable quantities of uranium;
•	limits to our insurance coverage;
•	the level of government regulation, including environmental regulation;
•	changes in governmental regulation and administrative practices;
•	nuclear incidents;
•	the marketability of uranium concentrates;
•	the competitive environment in which we operate;
•	our dependence on key personnel; and
•	conflicts of interest of our directors and officers.

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

iii

PART I

Item 1. Business

Corporate Organization

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name “Carlin Gold Inc.” During 2004, we changed our business operations and focus from precious metals exploration to uranium exploration in the United States. On January 24, 2005, we completed a reverse stock split of our common stock on the basis of one share for each two outstanding shares and amended our Articles of Incorporation to change our name to ‘Uranium Energy Corp.’. Effective February 28, 2006, we completed a forward stock split of our common stock on the basis of 1.5 shares for each outstanding share and amended our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 750,000,000 shares of common stock with a par value of $0.001 per share. In June 2007, we changed our fiscal year end from December 31 to July 31 (in each instance our “Fiscal” year now).

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. Effective December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P., a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. Effective May 24, 2011, we acquired a 100% in interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. Effective September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. Effective March 30, 2012, we acquired a 100% interest in Cue Resources Ltd., a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. Effective March 4, 2016, we acquired 100% interest in JDL Resources Inc., a private company incorporated in Cayman Islands. Effective July 7, 2017, we acquired 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in Cayman Islands.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas 78401 and 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 2Y3.

General Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from the Palangana Mine in November 2010 to July 31, 2017, the Hobson Processing Facility has processed 580,100 pounds of U3O8. At July 31, 2017, we had no uranium supply or “off-take” agreements in place.

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

At July 31, 2017, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2017, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During Fiscal 2017, we made significant advancements in various aspects of its operations including:

•	completed a registered offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254;
•	completed the acquisition of the Alto Paraná Titanium Project through the exercise of an option in accordance with a Share Purchase and Option Agreement effective March 4, 2016;

•	continued to advance permitting activities at the Burke Hollow Project and received a Mine Area Permit from Texas Commission on Environmental Quality and Aquifer Exemption Approval from Environmental Protection Agency;

•	completed 103 exploration holes totaling 44,480 feet with an average depth of 432 feet at the Burke Hollow Project;
•	entered into a Share Purchase Agreement to acquire the fully permitted Reno Creek Project in Wyoming, which was subsequently completed in August 2017; and
•	achieved inclusion in the Russell 3000® Index.

We recently acquired an undivided 100% interest in five concession blocks in the Alto Paraná Project, a 174,200-acre property located in Paraguay. The Alto Paraná Project is atypically high in titanium values when compared to most beach sand deposits. We propose to further develop the Project to eventually produce high quality titanium slag for use as feedstock in chloride process titanium dioxide pigment manufacture.

Uranium Industry Background

With the world’s population exceeding seven and a half billion people and growing, the need for electricity is rising and is an important driver for the projected long term increase in nuclear power generation and uranium demand. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned is testimony to the confidence in nuclear power to provide safe, economical, reliable carbon free energy as part of an overall energy supply mix. As of August 2017, World Nuclear Association (“WNA”) data showed 447 reactors operable worldwide with 58 new reactors under construction, 162 reactors planned or on order and another 349 proposed. Translated into global uranium demand, Ux Consulting Company (“UxC”), a uranium market information source, projects their “URM Base Demand” to increase from about 188 million pounds in 2017 to 199 million pounds in 2024 and about 222 million pounds by 2030.

Over the past two years, global growth in nuclear power has been impressive with 20 new reactors reaching commercial operation. The prospects for future growth also looks strong in future years with new and robust programs underway in countries like China, India, United Arab Emirates, etc. China and other countries with growing nuclear programs have embarked on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long-term contracting with western suppliers and taking controlling interests in primary mine production capacity. In addition, Russia, China and South Korea are aggressively pursuing programs to sell their reactors around the globe. In many cases the sales agreements will likely contain turnkey provisions, including uranium supply as a component of the reactor package that will require far more uranium than they currently produce. As such, they will need to be large importers of uranium in the coming years.

World base case demand was about 189 million pounds in 2016, exceeding the 162 million pounds of total production by about 27 million pounds. The cumulative gap between existing production and consumption is projected to be about 76 million pounds by 2020 and increases further to almost 230 million pounds in 2025 (UxC 2017 Q2 UMO). The difference between primary production and reactor demand is being filled with secondary market sources. However, recent forecasts expect secondary sources to drop almost 30% from 44 million pounds in 2017 to about 32 million pounds by 2024.

Nuclear generation in the United States increased in 2016, from 797 to 805 billion kilowatt-hours, accounting for 19.7% of the country’s total electrical generation and about 60% of the nation’s clean air energy (Nuclear Energy Institute). The operating U.S. reactor fleet stands at 99 reactors, with two new commercial reactors under construction (Vogtle 3 and 4 in Georgia). While Summer 2 & 3 in South Carolina have recently been cancelled by their owners (SCANA and Santee Cooper), there are efforts to continue construction on these projects via a new owner.

Preserving the existing U.S. nuclear fleet has become a priority for the industry and increasingly, the federal government and the individual states. President Trump has recently said his administration will attempt to expand the nuclear energy sector by launching a "complete review" of current policy to identify ways to revive the industry. One of the most encouraging aspects is recognition by the Federal Energy Regulatory Commission that nuclear needs to be valued properly for its grid stability attributes and base load generation. The recently released U.S. Department of Energy “Grid Reliability Study” reinforced this point and identified dysfunctional elements of de-regulated energy markets that need to be fixed to achieve that objective and preserve valuable nuclear energy capacity on the U.S. electricity grid. Illinois and New York have both passed measures that will help level the playing field, enabling nuclear energy to continue providing the clean air, highly reliable base load electricity in their energy supply. Ohio, Pennsylvania, New Jersey and Connecticut are also evaluating similar measures.

The U.S. remains the world’s largest consumer of uranium with annual requirements of about 50 million pounds of U3O8. The U.S. Energy Information Administration (“EIA”) reported domestic production totaled 2.5 million pounds in 2016, down 31% from 3.3 million pounds in 2015. This amounts to about 6% of U.S. reactor requirements in 2016 and highlights an extreme U.S. dependency on foreign sources of uranium supply. This situation is expected to become more acute in 2017, with U.S. production forecast to drop below 2 million pounds.

Uranium production around the globe increased about 2.5% in 2016 from 158 to 162 million pounds of U3O8. Kazakhstan remained the world’s largest producer; producing 64 million pounds - about 39% of the world’s total production. Many of the projects in various production countries are subject to heightened geopolitical and other risks. In choosing a long-term supplier in this highly concentrated industry, these are important considerations for a utility relying on a secure uranium supply source to fuel their reactor needs.

Japan’s March 11, 2011 earthquake and subsequent tsunami causing the Fukushima Daiichi accident has had a substantial impact on the nuclear fuel markets and resulted in an oversupply situation that has persisted for several years. As this oversupply has continued in the nuclear fuel market during 2016, prices have remained under pressure. Uranium spot market prices have fallen as much as 75% from a March 1, 2011 pre-Fukushima price of $70.00 per pound to a 12 year low at $17.75 per pound in early December of 2016. Since that low, spot prices rallied up above the $26 per pound area in mid-February after the world’s largest producer (Kazatomprom) announced a 10% cut in production. Prices have since pulled back into the low $20/lb area, but have held above the December 2016 lows. A spot price in the low $20/lb range is below the all-in production cost of virtually all global mining operations (UxC Data). This is an unsustainable situation and will eventually result in a strengthening of the market as it transitions from being inventory-driven to production-driven. While Japan’s return to nuclear power post Fukushima has been slower than expected, it’s still progressing with an ultimate goal of producing 20 to 22% of their electrical generation requirements

Since Fukushima, there has been a trend of significant production cuts and project deferrals that have continued for several years. Before the Fukushima event, the annual production projection for 2016 in the 2011 Q1 Uranium Market Outlook (UMO) was about 231 million pounds. Actual production in 2016 was about 162 million pounds – a 69 million pound annual decrease over that previously anticipated level. Over this past year, there have been announcements of additional supply cuts, amounting to another 15 million pounds of annual production that is being cancelled or deferred. In addition, there are at least another near 17 million pounds of annual production that will be removed from the current supply base by 2025 as resources are depleted. Beyond those factors, many longer-term high priced contracts fall out of producer portfolios and will likely result in additional production cuts. Those contracts that have been supporting higher cost production will not be replaced and will force higher cost production to be cancelled. We believe this trend is likely to continue absent a substantial and sustained increase in market price. Production cuts, project deferrals and cancellations further exacerbate the growing longer term gap between production and consumption and are likely to increase the prospects for an eventual strong rebound in uranium prices.

Ultimately, the forces of supply and demand will dictate the future uranium market’s direction. Production is likely to decline as higher price contracts supporting elevated production costs expire and as existing resources are depleted. Lead times for new production typically range from 7- 10 years. Various supply-demand projections show annual supply deficits emerging in the early 2020’s. The market appears to be approaching the time when new production should begin the investment required to bring new supply to meet those lead times. As a matter of practice, utilities typically contract for their open needs two to four years in advance of the requirement. As utilities return to the spot, mid and long term markets, the more recent inventory driven market is likely to wane and a production driven market should emerge. All things considered, we believe supply and demand fundamentals have significant potential to force uranium prices upward.

TiO2 (Titanium) Industry Background

TiO2 is used in many "quality of life" products for which demand historically has been linked to global, regional and local GDP and discretionary spending. Historically, the market for large volume TiO2 applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization resulting in declining prices and margins.

Demand for titanium minerals such as ilmenite is closely tied to titanium dioxide pigment manufacture. The global TiO2 pigment industry continued to strengthen through the June 2017 quarter. All of the major pigment producers continue to report strong demand and several announced a further round of pigment price increases taking effect through June and July 2017. Positive ilmenite pricing trends seen in 2016 continue in 2017 due to increasing pressure on the availability of titanium dioxide feedstock and pigment, leading to strong ilmenite offtake for many producers. The ongoing strong demand for TiO2 feedstock from pigment plants, now operating at high utilization rates, resulted in further feedstock price increases through the quarter. While ilmenite prices have increased strongly in the past 18 months, there has been a recent decline in Chinese ilmenite spot prices after spiking to very high levels in April 2017. Seasonally weaker Chinese pigment demand and some declines to pigment plant operating rates associated with the enforcement of stricter environmental regulations have resulted in weaker Chinese demand for ilmenite in the September 2017 quarter. In India, ongoing political disruptions to ilmenite exports from Tamil Nadu are now being off-set to some extent by an increase in ilmenite supply from various sources of low quality, high cost concentrates – bolstered by the high market prices. According to Bloomberg, ilmenite bulk concentrate was priced at approximately $170 per ton in July 2017, compared to $60 per ton towards the end of 2015 to early 2016. The ongoing strength in pigment demand and pricing is expected to help stabilize prices for ilmenite at the current healthy levels through the coming quarters.

95% of all the mined titanium minerals are used to manufacture pure titanium dioxides – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics. The remaining 5% of supply is used in the production of titanium metal. Titanium is also combined with iron, aluminum, vanadium and molybdenum to produce strong, lightweight alloys for aerospace applications.

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

Palangana Mine

We hold various mining lease and surface use agreements generally having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 6,987-acre property located in Duval County, Texas, approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium.

On December 18, 2009, we acquired the Palangana Mine as part of the acquisition of South Texas Mining Venture, L.L.P. In November 2010, the Palangana Mine commenced uranium extraction utilizing ISR mining and in January 2011, the Hobson Processing Facility began processing resins received from the Palangana Mine.

Material Relationships Including Long-Term Delivery Contracts

At July 31, 2017, we had no uranium supply or “off-take” agreements in place

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

In Arizona, Colorado, New Mexico and Wyoming, our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $155 per claim due yearly on September 1. Our state mineral leases are registered with their respective states. These leases provide for all mineral rights including surface access rights, subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $3 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, for an initial term of five years and renewal for a second five-year term.

Under the mining laws of the Republic of Paraguay, title to mineral rights for the Yuty Project is held through a “Mineral Concession Contract” approved by the National Congress and signed between the Government of the Republic of Paraguay and the Company, and title to mineral rights for the Oviedo Project is held through a “Mining Permit” granted by the Ministry of Public Works and Communications. These mineral rights provide for the exploration of metallic and non-metallic minerals and precious and semi-precious gems within the territory of Paraguay for up to a 6-year period, and for the exploitation of minerals for a minimum period of 20 years from the beginning of the production phase, extendable for an additional ten years.

Burke Hollow Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Goliad Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 995-acre property located in Goliad County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Longhorn Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Salvo Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,514-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 8,268-acre property located in Yavapai County, Arizona.

Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona, subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $50,000 for 2016 and 2017, and $100,000 thereafter.

Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona.

Slick Rock Project, Colorado

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

Oviedo Project, Paraguay

We hold an undivided 100% interest in one exploration permit in the Oviedo Project, a 464,548-acre property located in Paraguay, subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $166,667 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

Alto Paraná Titanium Project, Paraguay

We hold an undivided 100% interest in five concession blocks in the Alto Paraná Titanium Project, a 174,200-acre property located in Paraguay. The property is subject to 1.5% net smelter returns royalty. We have the right, exercisable at any time for a period of six years following our acquisition, to acquire 0.5% of the royalty at a purchase price of $500,000.

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

In Texas, surface extraction and exploration for uranium is regulated by the RCT, while in-situ uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2017, we held one exploration permit in each of Bee, Duval, and Goliad Counties.

Before in-situ uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2017, we held Mine Area Permits, for the Palangana Mine, the Goliad Project and the Burke Hollow Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2017, we held RMLs for the Palangana Mine, Goliad Project and Hobson Processing Facility.

Production Area Authorization applications are also required for submission to the TCEQ to establish specific extraction areas inside the Mine Area Permit boundary. These are typically 30 to 100 acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2017, we held four PAA permits for the Palangana Mine and one for the Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2017, we held two Class I disposal well permits for the Hobson Processing Facility, Palangana Satellite Facility, Burke Hollow Project and the Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy and the EPA must have granted an aquifer exemption upon the state’s request.  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA.  The aquifer exemption request is submitted by the Company to the TCEQ, and once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  At July 31, 2017, we held an aquifer exemption for the Palangana Mine, Goliad Project and Burke Hollow Project.

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

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources. In Texas, the TCEQ issues an exemption for those processes that meet the criteria for low to zero emission by issuing a Permit by Rule. Presently the Palangana Mine, the Hobson Processing Facility and the Goliad Project all have Permits by Rule covering air emissions.

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

The global TiO2 market is highly competitive, with the top six producers accounting for approximately 60% of the world's production capacity according to TZMI. Competition is based on a number of factors, such as price, product quality and service. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources).

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers, for the three most recently completed Fiscal years.

Employees

Amir Adnani is our President and Chief Executive Officer, and effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2017, we had 45 persons employed on a full-time basis and two individuals providing services on a contract basis.

Available Information

The Company’s website address is www.uraniumenergy.com and our annual reports on Form 10-K and quarterly reports on Form 10-Q, and amendments to such reports, are available free of charge on our website as soon as reasonably practicable after such materials are filed or furnished electronically with the United States Securities and Exchange Commission (the “SEC”). These same reports, as well as our current reports on Form 8-K, and amendments to those reports, filed or furnished electronically with the SEC are available for review at the SEC’s website at www.sec.gov. Printed copies of the foregoing materials are available free of charge upon written request by email at info@uraniumenergy.com. Additional information about the Company can be found on our website, however, such information is neither incorporated by reference nor included as part of this or any other report or information filed with or furnished to the SEC.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable our Company to continue its operations over the next twelve months. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described under Item 1. Business, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR methods and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $227.3 million at July 31, 2017. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At July 31, 2017, our Company had working capital of $21.1 million including cash and cash equivalents of $12.6 million and short-term investments of $10.0 million. The existing cash resources as at July 31, 2017 are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that the consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

On February 9, 2016, we entered into a Second Amended and Restated Credit Agreement with our lenders (the “Lenders”) under which we had previously drawn down the maximum $20 million in principal (the “Credit Facility”). The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees, and principal repayments of $1.67 million per month over a twelve-month period commencing on February 1, 2019. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any one of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against the Company’s assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate our revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During Fiscal 2017, uranium extraction at PAA-1, 2 and 3 continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as the Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

Exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our Projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

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

Success in exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable material is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the material ceases to be economically recoverable. Exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable material, in which case the Project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable material and develop these Projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our Projects.

Whether an ore body contains commercially recoverable material depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates and proximity to infrastructure; (ii) the market price of the material, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation.

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our Projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our Projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced extraction of mineralized materials from the Palangana Mine without having established proven or probable reserves, it may result in our mining activities at the Palangana Mine, and at any future Projects for which proven or probable reserves are not established, being inherently riskier than other mining activities for which proven or probable reserves have been established.

We have established the existence of mineralized materials for certain Projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our Projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our Projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for the Hobson Processing Facility and the Palangana Mine, and have recorded a liability of $3.7 million on our balance sheet at July 31, 2017, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

The uranium and TiO2 industries are subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

Uranium and TiO2 exploration and pre-extraction programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state, and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

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

Uranium and TiO2 exploration and pre-extraction programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium and TiO2 mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

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

The TiO2 industry is affected by global economic factors, including risks associated with volatile economic conditions, and the market for many TiO2 products is cyclical and volatile, and we may experience depressed market conditions for such products.

TiO2 is used in many "quality of life" products for which demand historically has been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for products and, as a result, may have an adverse effect on our results of operations and financial condition. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the industries in which we operate.

Historically, the market for large volume TiO2 applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization resulting in declining prices and margins. The volatility this market experiences occurs as a result of significant changes in the demand for products as a consequence of global economic activity and changes in customers' requirements. The supply-demand balance is also impacted by capacity additions or reductions that result in changes of utilization rates. In addition, TiO2 margins are impacted by significant changes in major input costs such as energy and feedstock. Demand for TiO2 depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases. The cyclicality and volatility of the TiO2 industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle. Primarily as a result of oversupply in the market, global prices for TiO2 declined throughout 2015 before reaching a trough in the first quarter of 2016.

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

The TiO2 industry is concentrated and highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources or those that are vertically integrated, which could have a material adverse effect on our business, results of operations and financial condition.

The global TiO2 market is highly competitive, with the top six producers accounting for approximately 60% of the world's production capacity. Competition is based on a number of factors, such as price, product quality and service. Competition is based on a number of factors, such as price, product quality and service. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources). Changes in the competitive landscape could make it difficult for us to retain our competitive position in various products and markets throughout the world. Our competitors with their own raw material resources may have a competitive advantage during periods of higher raw material prices. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development.

We hold mineral rights in foreign jurisdictions which could be subject to additional risks due to political, taxation, economic and cultural factors.

We hold certain mineral rights located in Paraguay through the acquisition of Piedra Rica Mining S.A., Transandes Paraguay S.A., Trier S.A., and Metalicos Y No Metalicos S.R.L, which are incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

Several of our directors and officers are residents outside of the United States, and it may be difficult for stockholders to enforce within the United States any judgments obtained against such directors or officers.

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

On September 28, 2007, our common stock commenced trading on the NYSE American (formerly known as the American Stock Exchange, the NYSE Amex Equities Exchange and the NYSE MKT) and prior to that, traded on the OTC Bulletin Board.

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

We are authorized to issue 750,000,000 shares of common stock of which 139,815,124 shares were issued and outstanding as of July 31, 2017. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 shelf registration statement, which was declared effective on January 10, 2014 (the “2014 Shelf”), providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”), and, as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million, of which a total of $33.7 million has been utilized through public offerings as of July 31, 2017.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American.  In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE America, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

General

At July 31, 2017, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material extracted from the Palangana Mine.

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

In January 2011, the Hobson Processing Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates. During Fiscal 2016, the Hobson Processing facility was in a state of operational readiness.

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

Mineral Titles

At July 31, 2017, there were nine leases covering 6,987 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,006 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth property comprised of 1,278 acres which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

Lease ownership is held by South Texas Mining Venture, L.L.P. (“STMV”), which is wholly-owned by the Company.

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

Access to Property

The Palangana Mine occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi, the largest nearby metropolitan district, is about 65 miles to the east of the Palangana Mine. Approximately halfway between San Diego and Freer on Texas Highway 44 is a turn-off to the south referred to as Ranch Road 3196 that runs directly through the property about eight miles from the turn-off. The road continues southward about six miles to the town of Benavides. Access is excellent, with major two lane roads connecting the three surrounding towns and unpaved secondary roads connecting to Palangana.

Surface Rights

The uranium leaseholders under most of the current leases have conveyed the surface rights under certain conditions of remuneration. These conditions essentially require payments for surface area taken out of usage.

Local Resources and Infrastructure

An entire infrastructure is in place including office buildings, access roads, electrical power and maintenance faculties. Each property has sources of water for drilling operations for both exploration and extraction drilling.

Manpower

A nearby workforce of field technicians, welders, electricians, drillers and pipefitters exists in the local communities. The technical workforce for facility operations from the area is sparse although ample qualified resources can be found in the South Texas area from the petrochemical industry.

History Prior to Acquisition by Our Company

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome’s gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI’s exploration work are unavailable, however, both CSI and the U.S. Atomic Energy Commission estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 cut-off grade, a minimum mining thickness of three feet, and widely spaced drilling on a nominal 200 foot exploration grid. Union Carbide acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and Union Carbide dropped the property. Union Carbide reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, Union Carbide drilled over 1,000 exploration and development holes and installed over 3,000 injection-extraction holes in a 31-acre lease block.

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

In 1981, Chevron Corporation acquired the Union Carbide leases and conducted their own resource evaluation. After the price of uranium dropped to under $10 per pound, General Atomics acquired the property and dismantled the processing plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990’s. In 2005, Everest Exploration Inc. acquired the Palangana property and later joint ventured with Energy Metals Corp. (“Energy Metals”) through the formation of STMV. An independent consultant, Blackstone (2005), estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior Union Carbide leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PAA-1 and PAA-2 areas were found during this drilling program. In 2008 Energy Metals was acquired by Uranium One. During 2008 and 2009, the remaining holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, we acquired 100% ownership of STMV.

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

The generally accepted origin of uranium mineralization in the Goliad Formation is from leaching of intraformational tuffaceous material or erosion of older uranium-bearing strata. The leached uranium was carried by oxygenated groundwater in a hexavalent state and deposited where a suitable reductant was encountered. The oxidation/reduction (redox) fronts are often continuous for miles, although minable grade uranium mineralization is not nearly as continuous. The discontinuous nature of uranium mineralization is often characterized as “beads on a string” and is due to sinuous vertical and lateral fluvial facies changes in the permeable sandstone host horizons, coupled with ground water movements and the presence or absence of reducing material.

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

The table below summarizes the historical drilling results at the Palangana Mine prior to its acquisition by our Company on December 18, 2009:

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

Update to July 31, 2017

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2017, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

1)	PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015, Fiscal 2016 and Fiscal 2017, no additional infield drilling took place;
2)	PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015, Fiscal 2016 and Fiscal 2017, no additional infield drilling took place;
3)	PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infield drilling efforts. During Fiscal 2015, Fiscal 2016 and Fiscal 2017, no additional infield drilling took place;
4)	PAA-4 permitting was completed and approved in November 2014, including the approval of the aquifer exemption in March 2015. The Mine Area Permit boundary was expanded to 8,722 acres from 6,200 acres to include PAA-4. Wellfield design is being finalized in preparation for installment of the first module inside PAA-4. During Fiscal 2015, we drilled five holes for a total of 214 holes for mineral trend exploration, delineation and monitor wells. All monitor wells were sampled for baseline parameters and a pumping test has been completed; and
5)	PAA-5 and PAA-6 mine area expansion application was approved in November 2014. We drilled a total of 46 holes at PAA-5 and PAA-6 for mineral trend exploration and delineation and a monitor well. During Fiscal 2015, Fiscal 2016 and Fiscal 2017, no additional drilling took place.

During Fiscal 2017 and Fiscal 2016, we reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no material amount of U3O8 was processed at the Hobson Processing Facility.

During Fiscal 2015, uranium extraction at PAA-1, 2 and 3 operated at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2015.  The Hobson Processing Facility processed finished goods representing 18,000 pounds of U3O8 during Fiscal 2015 (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds; and Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine.  Based on the Company’s estimate of mineralized materials in PAA 1, 2 and 3 over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2016 was 44% (July 31, 2015: 44%; July 31, 2014: 43%; July 31, 2013: 40%; July 31, 2012: 31%).

The following table summarizes the drill holes completed by our Company from December 18, 2009, the date of the Company’s acquisition of STMV, to July 31, 2017:

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

Burke Hollow Project, Bee County, Texas

Property Description and Location

The Burke Hollow Project is comprised of two leases covering 19,335 acres located in Texas near the northeast end of the extensive South Texas Uranium trend. These leases allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77, and is located northeast of US 181 which links with US 59 in Beeville. The nominal center of the Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176. Site drilling roads are entirely composed of caliche and gravel, allowing for access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

Virtually all mining in Texas is on private lands with leases negotiated between mining companies and each individual land/mineral owner. The Burke Hollow Project consists of two leases, one lease dated February 21, 2012, comprised of 17,510 acres with Thomson-Barrow Corporation as mineral owner and Burke Hollow Corporation as surface owner, and the other dated December 15, 2012, comprised of 1,825 acres with a separate owner. The leases are paid-up leases for a primary term of five years and allow for an extension term of an additional five years and so long thereafter as uranium or other leased substances are being produced. The leases have various stipulated fees for land surface alterations, such as per well or exploration hole fees (damages). The primary lease stipulation is the royalty payments as a percentage of production. Because the leases are negotiated with a private land and mineral owners and none of the property is located on government land, some of the details of the lease information and terms are considered confidential.

There are no known environmental liabilities associated with the Burke Hollow property. The Company currently has an exploration permit for their work in Bee County from the Texas Railroad Commission (the “TRC”).

Prior to any mining activity at the Burke Hollow Project, we would be required to obtain a Radioactive Materials License, a large area Underground Injection Control (“UIC”) Mine permit, and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, require a separate UIC Permit. These permits would be issued by Texas regulatory agencies.

The TRC requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. The standards include that ASTM type 1 neat-cement be used in the plugging of test bore holes, the filling and abandonment of mud pits, and the marking of bore holes at the surface. Remediation requirements are sometimes specific to the area of exploration and may include segregation, storage, and re-covering with topsoil, re-grading, and re-vegetation. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface, and any ancillary facility structures or equipment is properly completed. If the Burke Hollow Project reaches economic viability in the future, we would need to complete a number of required environmental baseline studies such as cultural resources (including archaeology), socioeconomic impact, and soils mapping. Flora and fauna studies will need to be conducted as will background radiation surveys.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Burke Hollow Project is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 47 feet of relief at the site with ground surface elevations ranging from a low of 92 feet to a high of 139 feet above mean sea level. The leased property for the Burke Hollow Project is used mostly for petroleum production, ranching, and game management. Access by vehicular traffic is provided from Hwy. 77 to the property.

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

The historic data package obtained by us for a portion of the current Burke Hollow Project area provided the above described information. Based on the very limited number of drill holes, no meaningful resource or reserve determination was made by either Nufuels or Total Minerals. The actual drilling and geophysical logging results however, have been determined to be properly conducted to current industry standards and usable by our exploration staff in their geologic investigation.

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

The Project area, located about 18 miles southeast of Beeville, which is the county seat of Bee County, is situated in the major northeast-southwest trending Goliad Formation of fluvial origin. The Geologic Atlas of Texas, Beeville-Bay City Sheet (Texas Bureau of Economic Geology, Revised 1987) indicates that a thin layer of Pleistocene-aged Lissie Formation overlies the Miocene Goliad Formation. The Lissie Formation unconformably overlies the Goliad Formation, and consists of unconsolidated deposits of sand, silt, and clay, with minor amounts of gravel. The thickness of the Lissie Formation in the Project area ranges from approximately 35 feet on the western edge to a maximum of 70 feet in thickness on the down-dip eastern edge of the Project area. The map below shows the surface geology at the Burke Hollow Project.

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

Mineralization

The Burke Hollow Project uranium-bearing units occur as multiple roll-front type deposits in vertically stacked sands and sandstones. Groundwater flowing from northwest to southeast in the Goliad sands likely contained low concentrations of dissolved uranium resulting from oxidizing conditions and the relatively short distance from the recharge area. The geochemical conditions in the sands near the Project changed from oxidizing to reducing due to an influx of reductants. Hydrogen sulfide and/or methane dissolved in groundwater are likely sources for creating a reduction-oxidation boundary in the area with consequent precipitation and concentration of uranium mineralization.

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

Update to July 31, 2017

During Fiscal 2017

During Fiscal 2017, 103 exploration holes totaling 44,480 feet were drilled at the Burke Hollow Project to depths ranging from a minimum of 420 feet to a maximum 480 feet, with an average depth of 432 feet. As of July 31, 2017, a total of 678 exploration holes totaling 316,000 feet have been drilled to depths ranging from a minimum of 160 feet to a maximum of 1,100 feet, with an average depth of 466 feet.

As at July 31, 2017, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. With respect to permitting, a preoperational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014.  A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas.  Archeology, socioeconomic and ecology studies for the Project were all completed by December 2013. Two Class I disposal well applications were submitted and final permits were issued by the TCEQ in July 2015. The final Mine Area Permit was issued by the TCEQ in December 2016 and an Aquifer Exemption was approved by the EPA in March 2017. A Radioactive Material License application remains under technical review by the TCEQ.

An earlier Technical Report dated February 27, 2013 for Burke Hollow was prepared in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”) by Thomas A. Carothers, P.G., a consulting geologist, and filed by our Company on the public disclosure website of the Canadian Securities Administrators (the “CSA”) at www.sedar.com. An Updated Technical Report dated October 6, 2014 was prepared in accordance with the provisions of NI 43-101 by Andrew W. Kurrus III, P. G., with Clyde L. Yancey, P.G. serving as the Qualified Person. As required by NI 43-101, the Technical Report contains certain disclosure relating to inferred mineral resource estimates and an exploration target for the Company’s Burke Hollow Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Burke Hollow Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of 9 leases covering 995 acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the Project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the Project area is 28° 52’ 7” N latitude, 97° 20’ 36” W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods. A location map for the Goliad Project is shown below:

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

At July 31, 2017, we held 9 leases ranging in size from 42 acres to 253 acres, for a total of 995 acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease. We have amended the majority of the leases to extend the time period for an additional five years past the five-year renewal option period.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Goliad Project area is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 130 feet of relief at the site with ground surface elevations ranging from a low of 150 feet to a high of 280 feet above mean sea level. The leased property for the Goliad Project is used mostly for livestock grazing pasture and woodland. The overall property area is shown as having a Post Oak Woods, Forest, and Grassland Mosaic vegetation/cover type.

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

In December 2010, the TCEQ approved the mine permit and the production area authorization for PAA-1 and granted the request for the designation of an Exempt Aquifer for the Company. In December 2011, a Radioactive Material License was issued by the TCEQ. All other state-level permits and authorizations have been received including a Class III Injection Well Permit (Mine Permit), two Class I Injection Well Permits (disposal well permits), a PAA for its first production area, a Permit by Rule (air permit exemption) and an Aquifer Exemption for which our Company received concurrence from the regional EPA.

A Technical Report dated March 7, 2008 for Goliad, prepared in accordance with the provisions of NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by the Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for our Company’s Goliad Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

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

37

99°
97°
95°
30°
28°
26°
AUSTIN
HOUSTON
SAN ANTONIO
CORPUS CHRISTI
GULF
OF
MEXICO
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
Claiborne Group (Yegua Formation) (Ec2)
Claiborne Group (Cook Mountain, Sparta, Weches, Queen City, and Reklaw) (Ec1)
Uranium Belt
General Location of Goliad Project
SOURCE:
GEOLOGIC ATLAS OF TEXAS
BEEVILLE-BAY CITY SHEET
REVISED 1987
THE UNIVERSITY OF TEXAS AT AUSTIN
BUREAU OF ECONOMIC GEOLOGY
W. L. FISHER, DIRECTOR

Figure 4-1. Geology of South Texas Uranium Province.

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

Project Type

The Goliad uranium project is characteristic of other known Goliad sand/sandstone deposits in south Texas. The mineralization occurs within fluvial sands and silts as roll front deposits that are typically a “C” or cutoff “C” shape. The roll fronts are generally associated with an extended oxidation-reduction boundary or front.

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

At the project site, the Goliad Formation is exposed at the surface and extends to depths exceeding 500 feet. Uranium mineralization occurs in four sand/sandstone units that are all below the saturated zone. The zones are designated A to D from the top to the bottom of the sequence. The sands are fluvial-deltaic in origin, and thicken and thin across the Project site. Each zone is hydrologically separated by 10 to 50 feet or more of clay or silty clay. The uranium deposits are tabular in nature and can range from about one foot to over 45 feet in thickness. The “C” shaped configuration is typically convex in a downdip direction with leading edge tails on the upper end. Most of the exploration and delineation holes with elevated gamma ray log anomalies are situated within a southwest-northeast trending graben and most of the gamma ray anomaly holes are situated along the northernmost of the two faults comprising the graben. This northernmost fault is downthrown to the southeast, which is typical for the majority of faults along the Texas coastal area.

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

The four core samples subjected to the leach amenability tests were determined to contain from 0.04% to 0.08% cU3O8 before testing. Leach tests conducted on the core samples from the A Zone indicate leach efficiencies of 60% to 80% U3O8 extraction while the tails analyses indicate efficiencies of 87 to 89%. The differences between the two calculations involve the loss of solid clay based materials during multiple filtrations. Based on post leach solids analysis, the core intervals were leachable to a very favorable 86 to 89%. After tests the tails were reanalyzed for uranium concentration to determine the recovery, which ranged on the four samples using two methods from 60% to 89%.

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

The amenability testing described above was conducted on core recovered from four depth intervals from one boring. While this was a limited sampling for this property, the samples are believed to be generally representative of the characteristics of the mineralized intervals and the determined recovery ranges for these intervals is considered to be reliable. Two of the four samples tested contained approximately 0.08% cU3O8 and two contained lower grades of uranium (~0.04% cU3O8). Energy Laboratories, Inc. in Casper, Wyoming, conducted the laboratory testing for this project. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the EPA, NRC and the following U.S. states: Arizona, California, Colorado, Florida, Indiana, Nevada, Oregon, South Dakota, Texas, Utah and Washington.

Update to July 31, 2017

•	In May 2010, the Waste Disposal Well Permit was issued by the TCEQ;
•	In April 2011, the Mine Area Permit was issued by the TCEQ;
•	In April 2011, the PAA-1 Permit was issued by the TCEQ;
•	In December 2011, the Radioactive Materials License was issued by the TCEQ;
•	In December 2012, EPA concurrence was received for an Aquifer Exemption permit (“AE”) which was the last and final permit needed to begin uranium extraction;
•	In June 2014, the EPA reaffirmed its earlier decision to uphold the granting of our Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development;
•	During Fiscal 2014, 34 delineation holes totaling 9,819 feet were drilled at the Goliad Project to depths ranging from a minimum of 160 feet to a maximum of 480 feet, with an average depth of 289 feet. During Fiscal 2015, no further drilling activities were conducted. At July 31, 2015, approximately 992 confirmation-delineation holes totaling 348,434 feet have been drilled by our Company to confirm and expand the mineralization base at the Goliad Project;
•	Construction of a three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been completed; and
•	Processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels have been received.

On or about March 9, 2011, the TCEQ granted our Company’s applications for a Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption for our Goliad Project.  On or about December 4, 2012, the U.S. Environmental Protection Agency concurred with the TCEQ issuance of the Aquifer Exemption permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by our Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by our Company to intervene in this matter was granted.  The parties attempted to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  Our Company and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, our Company conducted a joint groundwater survey of the site, the result of which reaffirmed our Company’s previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of our Company’s existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. Our Company continues to believe that the pending appeal is without merit and is continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Anderson Project is accessed by paved, all-weather gravel and dirt roads. The property is reached by taking the Alamo Lake turnoff, located approximately 21 miles northwest of Wickenburg on Arizona State Highway 93 (Joshua Tree Parkway), then driving 0.25 miles north of mile marker 179, and then following the Alamo Road for 5.8 miles to the Pipeline Ranch Road turnoff. The road passes through the Pipeline Ranch, located in the bottom of Date Creek Wash and continues for approximately 6.3 miles to FR 7581. The property boundary is located 1.4 miles north on FR 7581. There are alternate dirt roads, including a 15 mile primitive road from Highway 93 over Aso Pass (2,900 foot elevation).

The Anderson Project is located in the northeast portion of the Date Creek Basin. The basin consists of low undulating terrain, centrally dissected by Date Creek Wash. The site lies along the south bank of the Santa Maria River which runs along the northern edge of the basin. Elevations above sea level are between 1,700 feet and 2,400 feet. Maximum local topographic relief at the site is approximately 700 feet.

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

The nearest town is Congress (population 1,700) located 32 road miles to the east. The nearest major housing, supply center and rail terminal is in Wickenburg (population 6,363) located approximately 43 miles from the Anderson Project by road. Phoenix (population 1.45 million), approximately 100 miles to the southeast by road, is the nearest major industrial and commercial airline terminal. Kingman (population 24,000) is located approximately 110 miles to the northwest by road. The Company’s surface rights encompass 15.4 square miles which is sufficient for the surface structures associated with any proposed mining operation.

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

In 1975 MinEx purchased the northern portion of the current Anderson Project after a 53-hole, 5,800 m (19,000 feet) drilling program on 250 m centers confirmed a much greater uranium resource potential than had been interpreted from the 1968 Getty gamma log data. Further exploration work, consisting of a 180-hole, 22,555 m (74,000 feett) drill and core program on 120 m centers was conducted from November 1975 through February 1976 to further delineate the uranium resources. By 1980, MinEx had completed a total of 1,054 holes by rotary and core drilling.

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

In 1973 Urangesellschaft expressed an interest in the former Anderson Property. Urangesellschaft located a claim block, the “Date Creek Project,” on the down-dip extension of the mineralization immediately to the south of MinEx’s claims. In 1973 to 1982, subsequent drilling programs delineated mineralization from a total of 352 drill holes with 122,744 m (402,773 feet) of rotary and core drilling. The following table summarizes the phases of the historical exploration.

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

Local and Property Geology

Three major faults cross the Anderson Project: the East Boundary Fault System; Fault 1878; and the West Boundary Fault System. Faults trend predominantly N30ºW to N55ºW and dip steeply (approximately 80º) to the southwest. Another set of faults trending more westerly (N65ºW) are present in the south-central portion of the Anderson Project. A fault set trending northeast-southwest has been speculated by Urangesellschaft and others, but has not been observed in the field. Many of the northwesterly surface water drainage tributaries are developed partially along fault traces.

Minor faults and shear zones occur throughout the Anderson Project. These probably represent fractures with slight offset of strata during differential compaction of the underlying sediments or local adjustment to major faulting.

The largest fold in the area is a broad, gentle, northwest-trending syncline in the southeastern quarter of Section 9, T11N, R10W. Dips reach a maximum of 13º except where modified by shearing. Many smaller folds with amplitudes of several feet are present in the lacustrine strata.

Fault displacements range from a few centimetres to more than 100 m. Fault movement is generally of normal displacement resulting in stair-stepped fault blocks. Local faults also have a tendency to hinge. Minor faulting across the mineralized area is often difficult to discern from variations in sedimentary dips. The lacustrine sediments dip south to southwesterly from 2º to 5º, to a maximum of 15º. Much of this dip is attributed to recurrent faulting during deposition.

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

Exploration

A Light Detection and Ranging (“LiDAR”) survey was performed over the entire project area by Cooper Aerial Surveys Co. (“Cooper Aerial”) on 9 July 2011, between 13:07 UTC and 15:14 UTC (6:07 A.M. and 8:14 A.M., MST). Aerial imagery was collected at the same time. Data was processed using one of two base stations to obtain positional accuracies of between 3 and 10 cm. 24 ground control points showed a root mean square error of 6.7 cm between predicted and measured elevations. Cooper Aerial provided our Company with a one meter pixel digital elevation model (DEM) and a 0.61 m contour shape-file derived from the LiDAR data. Cooper Aerial also corrected the ortho imagery with a 0.15 m pixel size. Coordinates were converted from WGS84 to NAD 1983 UTM Zone 12N in meters, and elevation was reported in NAVD 1988 international feet. The conversion caused no distortion in elevations used in the resource model.

The Company has not performed any drilling to date on the Anderson Project.

Update to July 31, 2017

A Technical Report dated June 19, 2012, for the Anderson Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by our Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred and indicated mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred and indicated mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred and indicated resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

A Preliminary Economic Assessment (“PEA”) dated July 6, 2014 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG and Terence McNulty, PE and filed by our Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The PEA contains certain disclosure relating to indicated and inferred mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of the indicated or inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of indicated and inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported indicated and inferred mineral resources referred to in the PEA are economically or legally mineable. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Anderson Project.

Arizona: Workman Creek Project

The Workman Creek Project is a 4,036-acre property located in Gila County, Arizona.

A Technical Report dated July 7, 2012 for the Workman Creek Project, prepared in accordance with NI 43-101, was completed by Neil G. McCallum, P.G. and Gary H. Giroux, P.E., a consulting geologist and engineer, respectively, and filed by our Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Workman Creek Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

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

Colorado: Slick Rock Project

Pursuant to a Uranium Mining Lease dated May 23, 2012, our Company acquired from URenergy LLC a mining lease for uranium on the Slick Rock Project located in San Miguel and Montrose Counties, Colorado.

Since January 2011, we staked a total of 129 claims in the Slick Rock district of the Uravan Mineral Belt. In June 2011, we acquired 103 claims from Spider Rock Mining also in the Slick Rock District for a one-time payment of $500,000. As a result, our Company now holds a total of 315 contiguous claims in the Slick Rock District. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

A Technical Report dated February 21, 2013 for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by our Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Slick Rock Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

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

The following table provides information relating to our mineral rights located in Colorado:

Property	Number of Claims or Leases Held	Gross Acres
Slick Rock	315 claims	5,333
Long Park	20 claims	400

New Mexico

In December 2014, the Company staked 51 claims over the historic Dalton Pass project in the Crownpoint uranium district. Historic drilling at Dalton Pass by Pathfinder Mines indicates that the uranium mineralization occurs as both primary tabular and roll front deposits. Mineralization is hosted by the upper Westwater Canyon Member of the Morrison Formation, a sequence of stacked sands separated by discontinuous shale breaks, at depths ranging from 1,900 to 2,100 feet.

The following table provides information relating to our mineral rights located in New Mexico:

Property	Number of Claims or Leases Held	Gross Acres
Todilto	1 lease	320
West Ranch	4 leases	1,916
West Ambrosia Lake	6 mineral deeds	3,844
C de Baca	30 claims	600
Dalton Pass	51 claims	1,020

Texas

At July, 31, 2016, we currently own various exploration projects located in the South Texas Uranium Trend. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

Texas: Salvo Project

The Salvo Project is a 1,514-acre property located in Bee County, Texas.

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

A Technical Report dated July 16, 2010 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by our Company on the Canadian Securities Administrators (“CSA”) public disclosure website at www.sedar.com. A further Technical Report dated March 31, 2011 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by our Company on the CSA’s public disclosure website at www.sedar.com. The March 31, 2011 Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Salvo Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Texas: Longhorn Project

The Longhorn Project is located in Live Oak County, Texas, which historically has produced uranium by both open pit and ISR methods. The property lies within the historic US Steel Clay West production area where uranium was previously mined utilizing ISR methods along the historic George West district trend. Our Company has an extensive database of information regarding the area including drill maps and over 500 gamma logs. The Project lies on trend between two former US Steel production areas, the Boots/Brown and the Pawlik. At least five separate roll-fronts are believed to exist across the project area.  Uranium grades within these Oakville deposits ranged from 0.10% to in excess of 0.20% U3O8 according to US Steel reports and historic well logs obtained by our Company.  Well-developed Oakville sands in this area exhibit higher than average uranium grades for South Texas, as shown on many historic gamma ray logs, of which our Company has at least 500+ pertaining to the Project from various databases. These higher than average reported uranium grades were later proven by excellent recoveries in the US Steel ISR production areas

The property is located approximately 65 miles northwest of Corpus Christi and 55 miles southwest of Hobson. It is comprised of 39 lease agreements covering 651 acres, granting us the exclusive right to explore, develop and mine for uranium. We anticipate that any uranium identified at the Longhorn Project will be extracted using ISR mining and processed at Hobson.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Trend, excluding the Palangana Mine and the Goliad and Burke Hollow Projects:

Property	Number of Claims or Leases Held	Gross Acres
Salvo	9 leases	1,514
Longhorn	39 leases	651

Paraguay

We hold interests in two projects within the South American country of Paraguay. The following map shows the location of both projects, Coronel Oviedo and Yuty.

Oviedo Project

Property Description and Location

The Oviedo Project is located in southeastern Paraguay, approximately 95 miles east of Asuncion, the capital of Paraguay. The Oviedo Project consists of a large exploration mining permit covering a total area of 464,548 acres. The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company (“Anschutz”) of Denver, Colorado (early 1980s), and recently by Crescent Resources (“Crescent”) in 2007. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

Prior Exploration

The Oviedo Project located in central Paraguay was subject to reconnaissance uranium exploration between 1976 and 1983 by Anschutz Corporation of Denver, Colorado, and by Crescent Resources of Vancouver, Canada between 2006 and 2008. Most of the uranium occurrences in this environment are “roll front” type deposits similar to those currently being produced by low-cost ISR methods in Texas, the western United States, Central Asia and Australia. The work by Anschutz and Crescent was centered on a large belt of Permo-Carboniferous age continental sandstones that represent the western flank of the Paraná Basin. According to the Geological Survey of Brazil or CPRM, these same sandstones within the Brazilian section of the Paraná Basin contain numerous uranium occurrences including the Figueira Mine.

From 2006 to 2008, the Oviedo Project was optioned to Crescent Resources. During this period, a total of 24 holes were drilled and logged in the southern portion, offsetting mineralized holes drilled by Anschutz. A NI 43-101 Technical Report reported that 14 of the 24 holes had a grade-thickness (“GT”) product (in feet) equal to or greater than 0.30 GT. GT values equal to and above 0.30 are typically considered producible under ISR production methodology. The known uranium mineralization on the Oviedo Project intersected by the past drilling is at depths between 450 and 750 feet. Crescent Resources dropped the option on the Oviedo Project in 2008.

Aquifer Test

During 2010, and prior to the acquisition of the Oviedo Project, the Company conducted a 24-hour aquifer test in the area of the resource trend identified by the combined Anschutz-Crescent drilling programs. The test was designed to assess aquifer properties of the lower massive sand, a uranium-bearing sandstone within the San Miguel Formation. The focus of the test was to determine if the aquifer could sustain extraction rates typical of ISR mining of uranium.

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

A Technical Report dated October 15, 2012 for the Oviedo Project, prepared in accordance with NI 43-101, was completed by Douglas L. Beahm, P.E., P.G, a consulting geologist/engineer, and filed by our Company on the public disclosure website of the Canadian Securities Administrators at www.sedar.com. The Technical Report contains certain disclosure relating to an Exploration Target for the Oviedo Project. An Exploration Target has been calculated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Exploration Targets, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the Exploration Target will ever be converted into mineral resources or reserves. Exploration Targets have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that Exploration Targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the Exploration Target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

Yuty Project, Paraguay

Property Description and Location

The Yuty Project covers 289,680 acres and is located approximately 125 miles east and southeast of Asunción, the capital of Paraguay. It is located within the Paraná Basin, which is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil. Preliminary studies indicate amenability to extraction by in-situ recovery methods, which is the same process currently used by our Company at its Texas operations. Cue Resources Ltd. spent over CAD$16 million developing Yuty since 2006.

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

Exploration work by Anschutz outlined several large target areas including what is now the Yuty Project. These include the San Antonio, San Miguel, Typychaty and Yarati-í targets near and around the village of Yuty, approximately 125 miles southeast of Asunción.

Geologic Setting and Mineralization

The Yuty Project area is situated within the western part of the Paraná Basin in Southeastern Paraguay, which also hosts the Figueira uranium deposit in Brazil. The area is underlain by upper Permian-Carboniferous (“UPC”) continental sedimentary rocks. The exploration methodology applied during past programs has been to determine the favorable host rocks of the UPC sequence and to explore favorable areas of the host sandstone.

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

The rocks of the Yuty area are very gently east dipping and undeformed. Occasional northwest and northeast trending normal faults cut the sedimentary units. Exploration work to date suggests that the uranium mineralization within the San Miguel Formation is stratabound and possibly syngenetic or diagenetic in origin. Recent interpretation of exploration data suggests that areas of limonite and hematite alteration within the grey-green, fine-grained sandstones in the San Antonio area have characteristics similar to the alteration assemblages present at roll front-type uranium deposits of the Powder River basin in the United States.

Geologic Setting of the Yuty Project, Paraguay

Recent Exploration

In late July 2006, Cue Resources Ltd. signed an agreement with the shareholders of Transandes Paraguay S.A. to option the Yuty Property, followed by a formal earn-in agreement signed on November 6, 2007, and started a systematic uranium exploration program. This included a compilation of all previous exploration data, including lithologic and radiometric logs, stored at Ministry of Public Works (the “MOPC”) in Asunción. The most recent drilling completed in the San Antonio area was in November and December 2010, at which time 33 holes were completed for a total of 11,500 feet. Of these holes, five were not successfully completed. Of the 28 holes that reached the target, ten had intersections greater than a GT (grade x thickness) of 0.10m% eU3O8, and an additional 13 had intersections exceeding a GT of 0.03m% eU3O8.

Drilling and Sampling

Approximately 240,000 feet of drilling (core as well as rotary) were completed by Anschutz in previous campaigns.

The procedures used during the diamond and rotary drilling programs were drafted by Anschutz technical personnel. Healex reviewed all of the drill logs at the MOPC in Asunción and is of the opinion that the lithologic logging procedures are comparable to industry standards. Detailed information on sampling methods and approach during the Anschutz drilling campaigns is not available. Nevertheless, previous Technical Reports (Scott Wilson (2008) and Healex (2009)) have concluded that sampling procedures were comparable to industry standards of that time. Mr. Beahm (2011 Technical Report) concurs with this determination. From 2007 to 2010, Cue Resources Ltd. completed over 100,000 feet of drilling at the San Antonio target area in 256 drill holes. Most of the holes were collared with a rotary drilling rig, surface casing was then installed, and the holes were drilled to completion depth with a diamond rig.

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

Alto Paraná Titanium Project, Paraguay

The Alto Paraná Project was acquired by our Company from CIC Resources Inc. (“CIC”) on July 7, 2017.

Property Description and Location

The Alto Paraná Titanium Project is a titanium project located in Eastern Paraguay in the Alto Paraná province approximately 100 km north of Ciudad del Este and consists of 174,200 acres. The Alto Paraná Project resource is atypically high in titanium values when compared to most beach sand deposits. High iron laterite hosts heavy minerals containing high iron and titanium values as ilmenite, titanomagnetite and magnetite.

History

Exploration work on the property was initiated by CIC in 2009 with a program of widespread hand-dug pits consisting of channel samples at approximately one meter verticals intervals within the laterite. The initial phase of pitting and sampling was followed up by more closely spaced deep pitting and shallow (1 m) auger drilling in 2010 and 2011. In total, 4,432 samples from deep pits and 2,992 one meter auger samples have been collected and analyzed. The purpose of the exploration work was to evaluate the original CIC hectares to determine the area of best grade and thickness. Based on these extensive sampling efforts, our Company now controls this generally higher-grade/thickness area as previously noted.

CIC also conducted extensive process development work with the objective of a viable process flow sheet for beneficiation of the heavy minerals from the laterite. This work carried out by Mineral Advisory Group (“MAG”), and included design, construction and operation of a 1.5 tonne per hour pilot plant in Paraguay. During operations, the plant underwent continual process improvements and eventually produced 108 tonnes of concentrate over a three-month period. In January 2012, the concentrate was shipped to MINTEK in South Africa for smelting in a MINTEK pilot plant.

Geologic Setting and Mineralization

Mineralization on the property consists of laterite containing ilmenite, titanomagnetite and magnetite derived from Early Cretaceous tholeitic basalts of the Paraná Basin and associated gabbro intrusions. The basalts and gabbros have been weathered to laterite to an average depth of approximately 7 m over a very extensive area. Kaolinite is the dominant mineral, representing 60% - 75% of the mineral assemblage. Ilmenite, magnetite and titanomagnetite are present in the laterite as discrete minerals ranging in particle size from <40 to 350 µm with an average particle sizes in the 135 μm to 165 μm range. The grade of TiO2 in the laterite ranges up to approximately 11% but is typically in the 5% to 9% TiO2.

Summary

The Alto Paraná Titanium Project appears to be homogeneous and much higher grade than existing mineral sands deposits. Further work on particle size distribution of the ilmenite/titanomagnetite fractions and variable laterite bulk density as a function of depth will help better define the Alto Paraná Titanium Project.

On September 12, 2017, we filed a NI 43-101 Technical Report and Resource Estimate for the Alto Paraná Project, titled “Technical Report and Resource Estimate for the Alto Paraná Project” on the CSA’s public disclosure website at www.sedar.com. The Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Alto Paraná Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Measured, indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured, indicated or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported mineral resources referred to in the Technical Report are economically or legally mineable.

Other Properties

As of July 31, 2017, we owned 32 acres of real estate located in Goliad County, Texas, and 76.6 acres of real estate located in the Republic of Paraguay. As of July 31, 2017, we have entered into office rental and service agreements as follows:

•	an office lease at $9,308 per month for the Corpus Christi administration office located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expires on July 31, 2018; and
•	an office lease at $7,324 per month for the Vancouver administration office at 1030 West Georgia Street, Suite 1830, Vancouver, B.C., Canada V6E 2Y3. The lease expires on March 31, 2021.

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

This database adds over 500 drill holes and over 500,000 feet of drilling data results to our Company’s existing library of data. Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports, and feasibility studies, and many other essential tools for uranium exploration and pre-extraction.

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

Uranium Resources Inc.

We acquired the full database of historic drill results for the Company’s Salvo ISR uranium project located in Bee County, Texas. The database consists of 425 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps. We have exclusive ownership of this database.

Uranium One – South Texas Goliad Project

The South Texas Goliad database includes raw and interpreted data compiled by Total Minerals (“TOMIN”) and others from the mid1980s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

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

Item 3. Legal Proceedings

As of the date of this Annual Report, other than as disclosed below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, and no director, officer, affiliate or record or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder, is: (i) a party adverse to us or any of our subsidiaries in any legal proceeding; or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding. Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the “Securities Case”), seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss and on July 15, 2016, the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 the Fifth Circuit dismissed the Securities Case pursuant to the plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the Securities Case dismissal.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors (the “Board of Directors” or “Board”), executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015 (the “Federal Derivative Case”), seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company filed a motion to dismiss. The plaintiff ultimately decided to abandon the case, which the Court dismissed on or about November 17, 2016. No settlement payments or any other consideration was paid by the Company to the plaintiff in connection with the plaintiff’s abandonment of his case.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the Plaintiff filed a notice of appeal with the Court and, as of the date of this Annual Report, the Court has not set a briefing date deadline.

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015, relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the Federal District Court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation and recommended that the Board of Directors reject the demand. After considering the committee’s recommendation and all other material information relevant to the investigation, the Board voted to reject the demand letter.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2017, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “URME” on December 5, 2005. On September 28, 2007, shares of our common stock commenced trading on the NYSE American (formerly known as the American Stock Exchange, the NYSE Amex Equities Exchange and the NYSE MKT) under the symbol “UEC”. The market for our common stock is limited and can be volatile. The following table sets forth the high and low trading prices relating to our common stock on the NYSE American on a quarterly basis for the periods indicated:

NYSE American
Quarter Ended	High	Low
July 2017	$1.77	$1.10
April 2017	$1.92	$1.23
January 2017	$1.82	$0.81
October 2016	$1.24	$0.86
July 2016	$1.47	$0.69
April 2016	$1.00	$0.70
January 2016	$1.15	$0.65
October 2015	$1.41	$0.90

The last reported closing price for our shares on the NYSE American on October 10, 2017 was 1.25 per share. As of October 10, 2017, we had 241 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2017, we had one equity compensation plan, our 2017 Stock Incentive Plan (the “2017 Plan”). The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Weighted Average Remaining Term of Outstanding Options, Warrants and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2017 Stock Incentive Plan)	12,260,500	$1.33	2.45 years	4,059,562
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	N/A	Nil
Total	12,260,500	$1.33	2.45 years	4,059,562

Securities Authorized For Issuance Under Compensation Plans

2017 Stock Incentive Plan

On June 6, 2017, our Board of Directors adopted the 2017 Plan, under which up to 22,439,420 shares may be issued, subject to adjustment as described in the 2017 Plan, and which at that time consisted of (i) 12,305,500 shares issuable pursuant to stock options previously granted that were outstanding under our 2016 Stock Incentive Plan (the “2016 Plan”); (ii) 4,133,920 shares remaining available for issuance under the 2016 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2017 Plan. On July 27, 2017, our shareholders approved the adoption of our 2017 Plan. The 2017 Plan supersedes and replaces the Company’s prior equity compensation plan, being the 2016 Stock Incentive Plan (the “2016 Plan”), such that no further shares are issuable under the 2016 Plan.

The purpose of the 2017 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2017 Plan is to be administered by our Compensation Committee which shall determine, among other things, (i) the persons to be granted awards under the 2017 Plan (each an “Eligible Participant”), (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue shares, options, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2017 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the administrator under the 2017 Plan. If the administrator under the 2017 Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause,” he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2017 Plan is not complete and is qualified in its entirety by reference to the 2017 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 10, 2017, there were stock options outstanding under our 2017 Plan exercisable for an aggregate of 14,103,250 shares of our common stock.

Common Stock Purchase Warrants

As of October 10, 2017, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 30,985,288 shares of our common stock.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2017 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2017 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following:

•	on May 18, 2017, we issued 250,308 shares of restricted common stock to four consultants in consideration for services under consulting agreements at a deemed issuance price of $1.35 per share, as follows: (i) we issued 100,000 shares of restricted common stock to one consultant; (ii) we issued 15,308 shares of restricted common stock to one consultant; (iii) we issued 25,000 shares of restricted common stock to one consultant; and (iv) we issued 110,000 shares of restricted common stock to one consultant. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other three consultants;

•	on May 23, 2017, we issued 10,000 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.20 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on May 29, 2017, we issued 199,382 shares of restricted common stock to a consultant pursuant to a shares for debt subscription agreement at a deemed issuance price of $1.40 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on June 18, 2017, we issued an aggregate of 40,308 shares of restricted common stock to two consultants in consideration for services under consulting agreements at a deemed issuance price of $1.35 per share, as follows: (i) we issued 25,000 shares of restricted common stock to one consultant; and (ii) we issued 15,308 shares of restricted common stock to the other consultant. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to one consultant and on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to the other consultant;
•	on each of July 3, 2017, August 1, 2017 and September 1, 2017, we issued 5,147 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.41 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on July 7, 2017, we issued 664,879 shares of restricted common stock to CIC Resources Inc. pursuant to a Share Purchase and Option Agreement, as amended, at a deemed issuance price of $1.5363 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on August 4, 2017, we issued an aggregate of 80,122 shares of restricted common stock to two consultants in consideration for services under consulting agreements, as follows: (i) we issued 60,000 shares of restricted common stock to one consultant at a deemed issuance price of $1.73 per share; and (ii) we issued 20,122 shares of restricted common stock to the other consultant at a deemed issuance price of $1.64 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on August 9, 2017, we issued an aggregate of 14,987,908 shares of restricted common stock pursuant to a Share Purchase Agreement dated May 9, 2017, as amended August 7, 2017, at a deemed issuance price of $1.406 per share, as follows: (i) we issued 3,416,732 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 1 Ltd.; (ii) we issued 3,416,732 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 2 Ltd.; (iii) we issued 2,847,277 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 3 Ltd.; (iv) we issued 2,002,661 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 4 Ltd.; (v) we issued 2,895,336 shares of restricted common stock to Reno Creek Unit Trust; and (vi) we issued 409,170 shares of restricted common stock to Bayswater Holdings Inc. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on August 21, 2017, we issued 104,706 shares of restricted common stock to Blender Media Inc. pursuant to a shares for debt subscription agreement at a deemed issuance price of $1.3531 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	also on August 21, 2017, we issued a further 217,702 shares of restricted common stock to a consultant pursuant to a financial advisory agreement at a deemed issuance price of $1.4699 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and
•	on August 29, 2017, we issued 46,134 shares of restricted common stock to two individuals at a deemed issuance price of $1.0838 per share pursuant to a settlement agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2013 through to July 31, 2017; with (i) the cumulative total return on the shares of common stock of a current peer group index comprised of: Denison Mines Corp., UR-Energy Inc., Gastar Exploration Inc., VAALCO Energy, Inc., Energy Fuels Inc., Adams Resources & Energy, Inc., Hallador Energy Company, Abraxas Petroleum Corporation, Fission Uranium Corp., Approach Resources, Inc., Mid-Con Energy Partners, LP, Evolution Petroleum Corporation, NexGen Energy Ltd., Cloud Peak Energy Inc., Polymet Mining Corp., Isramco Inc., Uranium Resources, Inc., Comstock Resources, Inc., Silvercorp Metals Inc., Westmoreland Coal Company, Fission Uranium Corp., NexGen Energy Ltd. and Uranium Resources, Inc. (the “Current Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Denison Mines Corp., Paladin Energy Ltd., Uranium Resources, Inc. Peninsula Energy Ltd., Cameco Corp., and Energy Fuels Inc. (the “Previous Peer Group”); and (iii) the cumulative return on the Russell 2000 Index. The change in peer group was made to address changes in the external market and to better reflect the Company’s business.

	July 31, 2013	July 31, 2014	July 31, 2015	July 31, 2016	July 31, 2017
Uranium Energy Corp.	$115.50	$88.50	$67.00	$48.05	$80.00
Current Peer Group	115.97	153.20	101.67	98.83	52.07
Previous Peer Group	83.09	71.20	42.89	32.33	26.54
Russell 2000 Index	132.83	142.33	157.40	155.02	181.10

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2017, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2017	July 31, 2016	July 31, 2015	July 31, 2014	July 31, 2013
Cash and cash equivalents	$12,575,973	$7,142,571	$10,092,408	$8,839,892	$14,171,807
Working capital	21,143,775	6,178,194	6,246,920	9,184,889	11,703,311
Total assets	72,177,234	56,176,311	57,900,257	64,655,888	73,250,001
Total liabilities	26,041,829	25,726,433	26,913,592	25,232,289	15,804,923
Stockholders' equity	46,135,405	30,449,878	30,986,665	39,423,599	57,445,078

Consolidated Statements of Operations

	Year Ended July 31,
	2017	2016	2015	2014	2013
Sales	$-	$-	$3,080,000	$-	$9,026,325
Costs and expenses	15,218,433	14,331,743	23,415,842	22,836,594	30,836,954
Net loss for the year	(17,971,056)	(17,329,872)	(23,361,928)	(25,975,107)	(21,863,091)
Net loss per share, basic and diluted	(0.14)	(0.16)	(0.25)	(0.29)	(0.26)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2017, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of the fiscal years ended July 31, 2017, 2016, and 2015 (“Fiscal 2017”, “Fiscal 2016”, and “Fiscal 2015”) and our financial condition as at July 31, 2017 and 2016, with a particular emphasis on Fiscal 2017, our most recently completed fiscal year.

Business

We operate in a single reportable segment and since 2004, as more fully described under “General Business” of Item 1. Business, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2017, we had no uranium supply or “off-take” agreements in place.

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

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Wyoming and Texas and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2017, our Company

•	completed a registered offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254;
•	completed the acquisition of the Alto Parana Titanium Project through the exercise of an option in accordance with a Share Purchase and Option Agreement effective March 4, 2016.;
•	continued to advance permitting activities at the Burke Hollow Project and received a Mine Area Permit from TCEQ and Aquifer Exemption Approval from EPA;
•	completed 103 exploration holes totaling 44,480 feet with an average depth of 432 feet at the Burke Hollow Project;
•	entered into a Share Purchase Agreement to acquire the fully permitted Reno Creek Project in Wyoming, which was subsequently completed in August 2017; and
•	achieved inclusion in the Russell 3000® Index.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2017, we have been focused primarily on expanding our South Texas uranium mining activities and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the United States and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing, in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012, however, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source for the U3O8 sold to generate our sales revenues during Fiscal 2015, 2013 and 2012, with no sales revenues generated during Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Uranium extraction at the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. At July 31, 2017, we had no uranium supply or “off-take” agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of the last five fiscal years ended July 31 as obtained from The Ux Consulting Company, LLC:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2017	$26.60	$17.75	$22.31	$20.25
July 31, 2016	38.50	25.00	32.25	25.90
July 31, 2015	44.00	28.75	36.53	36.00
July 31, 2014	36.25	28.00	33.22	28.50
July 31, 2013	49.25	34.25	43.50	34.50

Historically, the uranium spot price has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

Mineral Rights and Properties

The following is a summary of significant activities by project during Fiscal 2017:

Burke Hollow Project

During Fiscal 2017, we continued to advance the applications of the Mine Area Permit, Aquifer Exemption and Radioactive Material License at our Burke Hollow Project after receipt of two Class I disposal well permits in Fiscal 2016.  The final Mine Area permit was issued by the TCEQ in December 2016 and the Aquifer Exemption was approved by the EPA in March 2017. The Radioactive Material License application remains under technical review by TCEQ.

During Fiscal 2017, we completed 103 exploration holes totaling 44,480 feet with depths ranging from 420 feet to 480 feet, with an average depth of 432 feet. Cumulative to July 31, 2017, a total of 678 exploration holes, including 30 regional baseline monitor wells, totaling 316,000 feet have been drilled to depths ranging from 160 feet to 1,100 feet, with an average depth of 466 feet.

Yuty Project

During Fiscal 2017, we initiated work on a Preliminary Economic Assessment in accordance with the provisions of CSA NI43-101 for the Yuty Project. Split core samples from eight mineralized drill holes from the Yuty Project were selected and shipped to a United States laboratory where the core samples underwent individual leach tests for ultimate extraction, bottle roll leach tests and static leach tests in order to further corroborate ISR amenability at the Yuty Project. Initial leach testing clearly demonstrates that acceptable uranium recoveries can be achieved once we optimize the chemistry. Additional testing to refine the leach chemistry for the Yuty Project will be undertaken throughout the remainder of 2017.

Acquisition of Alto Paraná Titanium Project

On March 4, 2016, the Company entered into a share purchase and option agreement (the “Share Purchase and Option Agreement”) with CIC Resources Inc. (the “CICRI”) pursuant to which the Company acquired all of the issued and outstanding shares of JDL Resources Inc. (“JDL”; the “JDL Acquisition” ), a wholly-owned subsidiary of the CICRI. As consideration, the Company issued 1,333,560 restricted common shares of the Company and paid $50,000 in cash to complete the JDL Acquisition.

Pursuant to the Share Purchase and Option Agreement, as subsequently amended, the Company was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “CIC Option”), another wholly-owned subsidiary of CICRI.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain titanium mineral concessions (the “Alto Paraná Titanium Project”), located in the departments of Alto Paraná and Canindeyú in the Republic of Paraguay.

On July 7, 2017, the Company exercised the CIC Option to acquire all of the issued and outstanding shares of CIC (the “CIC Acquisition”). As a result, the Company now controls 100% of the Alto Paraná Titanium Project, which covers an area of 174,200 acres under five mining permits.

Refer to Note 3: Acquisition of Alto Paraná Titanium Project in the Notes to the Consolidated Financial Statements for Fiscal 2017.

Acquisition of Reno Creek Project

On May 9, 2017, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Pacific Road Capital A Pty Ltd., as trustee for Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty Ltd., as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Holdings S.à.r.l. (“Luxco”; and collectively with Fund A and Fund B are referred to as the “Pacific Road Funds”) to acquire from the Pacific Road Funds and Bayswater Holdings Inc.(“BHI”), a wholly-owned subsidiary of Bayswater Uranium Corporation, all of the issued and outstanding shares (the “Purchased Shares”) of Reno Creek Holdings Inc. (“RCHI”) (the “Reno Creek Acquisition”) and, indirectly thereby, 100% of its fully permitted Reno Creek in-situ recovery uranium project located in the Powder River Basin, Wyoming.

On August 9, 2017, the Company completed the Reno Creek Acquisition pursuant to the Share Purchase Agreement with each of the original Pacific Road Resources Funds (“PRRF”) and, by tag-along right, BHI, and together with PRRF the (“Reno Creek Vendors”), to acquire all of the issued and outstanding shares of RCHI and therefore obtained 100% interest of the Reno Creek Project.

Refer to Note 17: Acquisition of Reno Creek Project of the Notes to the Consolidated Financial Statements for Fiscal 2017.

Results of Operations

For Fiscal 2017, Fiscal 2016 and Fiscal 2015, we recorded a net loss of $17,971,056 ($0.14 per share), $17,329,872 ($0.16 per share), and $23,361,928 ($0.25 per share), respectively. Costs and expenses during Fiscal 2017, Fiscal 2016 and Fiscal 2015 were $15,218,433, $14,331,743, and $23,415,842, respectively.

During Fiscal 2015, sales of U3O8 totaled 80,000 pounds generating sales revenues of $3,080,000, with corresponding cost of sales of $2,326,674. No revenue from U3O8 sales was generated during Fiscal 2017 and Fiscal 2016.

Uranium Extraction Activities

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, we continued with our strategic plan for reduced operations implemented in September 2013. We further reduced operations at the Palangana Mine in Fiscal 2016 and continued in Fiscal 2017 to capture residual uranium only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred for PAA-1, 2 and 3 directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to the consolidated statement of operations.

As a result, during Fiscal 2017, the Palangana Mine captured only residual amounts of uranium and the Hobson Processing Facility processed 2,100 pounds of uranium concentrates from prior year’s work-in-process inventory. During Fiscal 2016, the Palangana Mine captured 2,000 pounds of residual uranium during the process of maintaining operational readiness and no uranium concentrates were processed at the Hobson Processing Facility. During Fiscal 2015, the Palangana Mine extracted 16,000 pounds of U3O8, and the Hobson Processing Facility processed 18,000 pounds of U3O8.

During Fiscal 2017, we recorded an inventory write-down of $60,694 to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $18.81 per pound at October 31, 2016, less estimated royalties. No inventory write-down was recorded during Fiscal 2016 and Fiscal 2015.

At July 31, 2017, the total value of inventories was $211,662 (July 31, 2016: $275,316).

Costs and Expenses

During Fiscal 2017, costs and expenses totaled $15,218,433 (Fiscal 2016: $14,331,743; Fiscal 2015: $23,415,842), comprised of cost of sales of $Nil (Fiscal 2016: $Nil; Fiscal 2015: $2,326,674), mineral property expenditures of $4,120,388 (Fiscal 2016: $4,061,159; Fiscal 2015: $5,706,080), general and administrative of $10,241,681 (Fiscal 2016: $9,297,746; Fiscal 2015: $13,230,840), depreciation, amortization and accretion of $497,728 (Fiscal 2016: $875,724; Fiscal 2015: $1,802,443) and impairment loss on mineral properties of $297,942 (Fiscal 2016: $97,114; Fiscal 2015: $349,805).

Cost of sales of U3O8 is determined using the average cost per pound in inventories at the end of the month prior to the month in which the sale occurs, and includes royalties and other direct selling costs.

Mineral Property Expenditures

During Fiscal 2017, mineral property expenditures totaled $4,120,388 (Fiscal 2016: $4,061,159; Fiscal 2015: $5,706,080), comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our uranium projects.

During Fiscal 2017 and Fiscal 2016, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $157,130 and $144,107, respectively, and a credit amount of revaluation of ARO totaling $187,255 and $308,398, respectively, being recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 10, Asset Retirement Obligations to the consolidated financial statements for Fiscal 2017.

For Fiscal 2017, this amount includes uranium extraction expenditures directly related to maintaining operational readiness and permit compliance at the Palangana Mine and Hobson Processing Facility of $1,297,673 (Fiscal 2016: $1,616,786; Fiscal 2015: $1,920,787).

The following table provides mineral property expenditures on a project basis during the past three fiscal years:

	Year Ended July 31,
	2017	2016	2015
Mineral Property Expenditures
Palangana Mine	$880,633	$1,273,002	$2,147,293
Goliad Project	114,286	92,588	105,282
Burke Hollow Project	1,020,965	1,034,888	1,316,321
Longhorn Project	32,796	10,149	66,135
Salvo Project	37,551	34,289	54,462
Anderson Project	68,303	178,212	240,519
Workman Creek Project	31,265	32,820	31,702
Slick Rock Project	44,231	53,861	53,313
Yuty Project	365,517	388,840	392,879
Oviedo Project	331,798	569,077	564,501
Alto Paraná Titanium Project	800,023	-	-
Other Mineral Property Expenditures	580,275	701,831	733,673
Revaluation of Asset Retirement Obligations	(187,255)	(308,398)	-
	$4,120,388	$4,061,159	$5,706,080

The following is a breakdown of mineral property expenditures by major category for each project:

•	Palangana Mine

During Fiscal 2017, mineral property expenditures at the Palangana Mine totaled $880,633 (Fiscal 2016: $1,273,002; Fiscal 2015: $2,147,293), which were comprised of: permitting and property maintenance of $69,869 (Fiscal 2016: $31,468; Fiscal 2015: $124,288); exploration expenditures of $5,469 (Fiscal 2016: $52,270; Fiscal 2015: $190,362 ); plant development of $Nil (Fiscal 2016: $3,454; Fiscal 2015: $1,012); wellfield development of $Nil (Fiscal 2016: $1,428; Fiscal 2015: $134,571); disposal well development of $Nil (Fiscal 2016: $Nil; Fiscal 2015: $242,721); and maintenance of operational readiness and permit compliance of $805,295 (Fiscal 2016: $1,184,382; Fiscal 2015: $1,454,339);

•	Goliad Project

During Fiscal 2017, mineral property expenditures at the Goliad Project totaled $114,286 (Fiscal 2016: $92,588; Fiscal 2015: $105,282), which were comprised of: permit compliance and property maintenance of $23,291 (Fiscal 2016: $14,494; Fiscal 2015: $18,723); exploration expenditures of $24,437 (Fiscal 2016: $9,505; Fiscal 2015: $17,027); and plant and wellfield development of $66,558 (Fiscal 2016: $68,589; Fiscal 2015: $69,532);

•	Burke Hollow Project

During Fiscal 2017, mineral property expenditures at the Burke Hollow Project totaled $1,020,965 (Fiscal 2016: $1,034,888; Fiscal 2015: $1,316,321), which were comprised of: permitting and property maintenance of $47,695; Fiscal 2016: $79,911; Fiscal 2015: $430,717); and exploration expenditures of $973,270 (Fiscal 2016: $954,977; Fiscal 2015: $885,604);

•	Longhorn Project

During Fiscal 2017, mineral property expenditures at the Longhorn Project totaled $32,796 (Fiscal 2016: $10,149; Fiscal 2015: $66,135), mainly for property maintenance;

•	Salvo Project

During Fiscal 2017, mineral property expenditures at the Salvo Project totaled $37,551 (Fiscal 2016: $34,289; Fiscal 2015: $54,462), mainly for property maintenance;

•	Anderson Project

During Fiscal 2017, mineral property expenditures at the Anderson Project totaled $68,303 (Fiscal 2016: $178,212; Fiscal 2015: $240,519), which were comprised of: permitting and property maintenance of $66,730 (Fiscal 2016: $128,532; Fiscal 2015: $192,400); and exploration expenditures of $1,573 (Fiscal 2016: $49,680; Fiscal 2015: $48,119);

•	Workman Creek Project

During Fiscal 2017, mineral property expenditures at the Workman Creek Project totaled $31,265 (Fiscal 2016: $32,820; Fiscal 2015: $31,702), mainly for property maintenance;

•	Slick Rock Project

During Fiscal 2017, mineral property expenditures at the Slick Rock Project totaled $44,231 (Fiscal 2016: $53,861; Fiscal 2015: $53,313), mainly for property maintenance;

•	Yuty Project

During Fiscal 2017, mineral property expenditures at the Yuty Project totaled $365,517 (Fiscal 2016: $388,840; Fiscal 2015: $392,879), which were comprised of: permitting and property maintenance of $268,800 (Fiscal 2016: $263,756; Fiscal 2015: $230,280); and exploration expenditures of $96,717 (Fiscal 2016: $125,084; Fiscal 2015: $162,599);

•	Oviedo Project

During Fiscal 2017, mineral property expenditures at the Oviedo Project totaled $331,798 (Fiscal 2016: $569,077, Fiscal 2015: $564,501), which were comprised of permitting and property maintenance of $70,782 (Fiscal 2016: $270,212; Fiscal 2015: $243,202), respectively; and exploration expenditures of $261,016 (Fiscal 2016: $298,865; Fiscal 2015: $321,299), and

•	Alto Paraná Titanium Project

During Fiscal 2017, we recorded mineral property expenditures of $800,023 at the Alto Paraná Titanium Project primarily for general maintenance costs incurred, which were reimbursed by the Company when the CIC Acquisition was closed in July 2017, in accordance with the Share Purchase and Option Agreement.

General and Administrative

During Fiscal 2017, general and administrative expenses totaled $10,241,681 (Fiscal 2016: $9,297,746; Fiscal 2015: $13,230,840), which increased by $943,935 during Fiscal 2017 compared to Fiscal 2016, and decreased by $3,933,094 during Fiscal 2016 compared to Fiscal 2015.

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

•	During Fiscal 2017, salaries, management and consulting fees totaled $2,158,660, which remained consistent compared to $2,181,859 during Fiscal 2016, and decreased by $828,115 during Fiscal 2016 compared to $3,009,974 during Fiscal 2015. Since Fiscal 2013, the number of employees and consultants, as well as any cash bonus payments made to directors, officers and employees, has decreased year-over-year. During Fiscal 2017 and Fiscal 2016, the Company implemented pay reductions and compensated directors, officers and employees with shares in lieu of cash to further reduce cash outlays;

•	During Fiscal 2017, office, filing and listing, insurance, investor relations and travel expenses totaled $3,245,513, which increased by $593,745 during Fiscal 2017 compared to $2,651,768 during Fiscal 2016, primarily due to increased investor relation expenses, filing and listing fees and insurance expenses. These expenses decreased by $366,564 during Fiscal 2016 compared to $3,018,332 during Fiscal 2015, primarily due to decreased investor relation expenses, office and administrative and travel expenses;

•	During Fiscal 2017, professional fees totaled $1,068,138 (Fiscal 2016: $1,379,956; Fiscal 2015: $1,584,786), which decreased by $311,818 during Fiscal 2017 compared to Fiscal 2016 and by $204,830 during Fiscal 2016 compared to Fiscal 2015. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, and audit and taxation services; and

•	During Fiscal 2017, stock-based compensation expense totaled $3,769,370, which increased by $685,207 during Fiscal 2017 compared to $3,084,163 during Fiscal 2016. Stock-based compensation decreased by $2,533,585 during Fiscal 2016 compared to $5,617,748 during Fiscal 2015. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company. Overall, we have increased equity-based payments to directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays.

Depreciation, Amortization and Accretion

During Fiscal 2017, depreciation, amortization and accretion totaled $497,728, which decreased by $377,996 compared to $875,724 during Fiscal 2016 primarily a result of certain property and equipment reaching full amortization and/or depreciation. Depreciation, amortization and accretion decreased by $926,719 during Fiscal 2016 compared to $1,802,443 during Fiscal 2015, primarily the result of the discontinuation of depletion and/or depreciation of the Palangana Mine and Hobson Processing Facility due to further reduced operations, combined with the effects of certain property and equipment reaching full depletion and/or depreciation.

Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During Fiscal 2017, we abandoned the Nichols Project located in Texas and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $297,942. As a result, an impairment loss on mineral properties of $297,942 was reported on the consolidated statements of operations.

During Fiscal 2016, we abandoned certain mineral interests at projects located in Colorado, New Mexico and Wyoming having a combined acquisition cost of $97,114. As a result, an impairment loss on mineral properties of $97,114 was reported on the consolidated statement of operations.

During Fiscal 2015, we abandoned certain mineral interests which were outside of the previously established mineralized materials at the Salvo Project with a combined acquisition cost of $349,805. As a result, an impairment loss on mineral property of $349,805 was reported on the consolidated statement of operations.

Other Income and Expenses

Interest and Finance Costs

During Fiscal 2017, interest and finance costs totaled $2,914,862 (Fiscal 2016: $3,005,391; Fiscal 2015: $3,071,235), comprised primarily of interest on long-term debt of $1,622,222 (Fiscal 2016: $1,626,667; Fiscal 2015: $1,622,222) and amortization of debt discount of $1,156,657 (Fiscal 2016: $1,245,615; Fiscal 2015: $1,353,773).

During Fiscal 2017, interest on long-term debt totaled $1,622,222, which remained consistent compared to Fiscal 2016 and Fiscal 2015.

During Fiscal 2017, amortization of the debt discount totaled $1,156,657 (Fiscal 2016: $1,245,615; Fiscal 2015: $1,353,773), which decreased by $88,958 during Fiscal 2017 compared to Fiscal 2016, and by $108,158 during Fiscal 2016 compared to Fiscal 2015. The decreases were primarily the result of the term extension under the Second Amended Credit Facility in Fiscal 2016 and the Amended Credit Facility in Fiscal 2014.

Liquidity and Capital Resources

	July 31, 2017	July 31, 2016
Cash and cash equivalents	$12,575,973	$7,142,571
Current assets	23,591,397	8,000,641
Current liabilities	2,447,622	1,822,447
Working capital	21,143,775	6,178,194

At July 31, 2017, we had working capital of $21,143,775, which increased by $14,965,581, compared to the working capital of $6,178,194 at July 31, 2016. At July 31, 2017, we had $12,575,973 (July 31, 2016: $7,142,571) in cash and cash equivalents and $10,000,000 in short-term deposits (July 31, 2016: $Nil), which represent the largest component of our working capital balance. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

During Fiscal 2017, uranium extraction at PAA-1, 2 and 3 operated at a further reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. During Fiscal 2017, only a minimal amount of uranium was captured at the Palangana Mine, and as a result, we did not rely on cash flows generated from our mining activities during Fiscal 2017 to the extent relied upon during Fiscal 2013 and 2012.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales have been realized, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. In Fiscal 2017 the net loss totaled $17,971,056 (Fiscal 2016: $17,329,872; Fiscal 2015: $23,361,928) and we had an accumulated deficit balance of $227,325,002 at July 31, 2017. During Fiscal 2017, we had net cash inflows of $5,433,402 (Fiscal 2016: $2,949,837, net cash outflows; Fiscal 2015: $1,252,516, net cash inflows). Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

Existing capital resources are expected to provide sufficient funds to meet our obligations and carry out our plan of operations. On this basis, we estimate that a total of up to $4.8 million in next twelve months will be incurred on our uranium projects for exploration and pre-extraction activities, such as permitting, property maintenance and drilling including related labor. We hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, and the Republic of Paraguay with annual land-related payments totaling $1.6 million to maintain these rights in good standing.

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2017 continues or weakens further during Fiscal 2018;
•	if the weakness in the market price of our common stock experienced in Fiscal 2017 continues or weakens further during Fiscal 2018;
•	if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our Credit Facility during Fiscal 2018, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against certain key assets securing our indebtedness; and,
•	if another nuclear incident, such as the event that occurred at Fukushima in March 2011, were to occur during Fiscal 2018, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our continuation as a going concern beyond 12 months from the date this Annual Report is filed will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

On January 20, 2017, we completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254 (the “January 2017 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.00 per share, exercisable six months and expiring three years from the date of issuance. In connection with the January 2017 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs, to purchase 906,516 shares of our Company exercisable at a price of $2.00 per share for a three-year period.

On March 10, 2016, we completed a direct registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 (the “March 2016 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share of the Company for a three year period.

On June 25, 2015, we completed a public offering of 5,000,000 units at a price of $2.00 per unit for gross proceeds of $10,000,000 (the “June 2015 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant, with each whole warrant exercisable at a price of $2.35 for a three year period.. In connection with the June 2015 offering, the Company issued share purchase warrants to the agents to purchase 350,000 shares of the Company exercisable at a price of $2.35 per share for a three year period.

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”), and as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

As at July 31, 2017, a total of $33.7 million of our 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings under our 2014 Shelf, with a remaining available balance of $66.3 million under the 2017 Shelf, as follows:

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

Debt Financing

On February 9, 2016, we entered into the Second Amended and Restated Credit Agreement with our lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby the Company and the Lenders agreed to certain further amendments to the $20,000,000 senior secured credit facility (the “Credit Facility”), under which:

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

As required, we used the proceeds of the Credit Facility for the development, operation and maintenance of the Hobson Processing Facility, the Goliad Project and the Palangana Mine and for working capital purposes.

The Second Amended and Restated Credit Agreement supersedes, in its entirety, the Amended and Restated Credit Agreement of March 13, 2014 and the Credit Agreement dated of July 30, 2013 with the Lenders.

In February 2017, and pursuant to the terms of the Second Amended Credit Agreement, we issued 738,503 shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to our Lenders.

Refer to Long-Term Debt Obligations under Material Commitments and to Note 9: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2017.

Operating Activities

During Fiscal 2017, net cash used in operating activities was 10,419,444 (Fiscal 2016: $13,080,607; Fiscal 2015: $12,275,237). During Fiscal 2015, we received cash proceeds of $3,080,000 from U3O8 sales totaling 80,000 pounds No cash proceeds were received from sales of U3O8 during Fiscal 2017 and Fiscal 2016. Significant operating expenditures included uranium extraction costs, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2017, net cash provided by financing activities was $26,890,764 (Fiscal 2016: $10,194,972; Fiscal 2015: $9,653,956). During Fiscal 2017, we received net proceeds of $26,889,996 from the issuance of shares of the Company, of which $24,445,411 were from the January 2017 Offering, $2,387,660 from the exercise of warrants and $56,925 from the exercise of stock options. During Fiscal 2016 and Fiscal 2015, we received $10,209,632 and $9,650,530, respectively, from the issuance of shares of common stock from equity financings and the exercise of stock options.

Investing Activities

During Fiscal 2017, net cash used in investing activities was $11,037,918 (Fiscal 2016: $64,202; Fiscal 2015: provided by $3,873,797). During Fiscal 2017, we received net cash of $34,972 (Fiscal 2016: $46,084 used in; Fiscal 2015: $Nil) from an asset acquisition. During Fiscal 2017, cash used in acquisition of mineral rights and properties was $Nil (Fiscal 2016: $Nil; Fiscal 2015: $78,626), used in purchase of equipment was $56,407 (Fiscal 2016: $18,934; Fiscal 2015: $23,041), and used in an equity-accounted investment was $151,676 (Fiscal 2016: $Nil; Fiscal 2015: $Nil). During Fiscal 2017, cash used in other long-term assets totaled $864,806, which included cash of $422,769 paid for renewal of long-term mineral leases and cash of $442,037 paid for transaction costs relating to various asset acquisitions. During Fiscal 2017, we invested $16,000,671 in short-term investments, and received net cash of $6,000,671 from a redemption. During Fiscal 2015, we secured surety bonds for certain reclamation obligations which resulted in the release of $5,663,158 in gross proceeds from reclamation deposits, offset by the payment of collateral for the surety bonds of $1,690,208.

Stock Options and Warrants

At July 31, 2017, the Company had stock options outstanding representing 12,260,500 common shares at a weighted-average exercise price of $1.33 per share and share purchase warrants outstanding representing 19,676,560 common shares at a weighted-average exercise price of $1.78 per share. At July 31, 2017, outstanding stock options and warrants represented a total 31,937,060 common shares issuable for gross proceeds of approximately $51,316,000 should these stock options and warrants be exercised in full. At July 31, 2017, outstanding in-the-money stock options and warrants represented a total 18,192,631 common shares exercisable for gross proceeds of approximately $21,706,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

For Fiscal 2018, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures and to remain in a state of operational readiness in anticipation of a recovery in uranium prices.  In terms of future growth, exploration and/or pre-extraction including permitting activities at the Burke Hollow Project and the Yuty Project are expected to continue.

Material Commitments

Long-Term Debt Obligations

The Credit Facility described above requires scheduled payments of principal, interest and fees and includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness. Our ability to make these scheduled payments will be dependent on, and may change as a result of, our financial condition and operating performance. If we become unable to make these scheduled payments or if we do not comply with any one or more of these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness. Furthermore, such default could result in the enforcement by our Lenders against the Company’s assets securing our indebtedness. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

At July 31, 2017, we complied with all of the covenants under the Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2018.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations - Principal	$20,000,000	$-	$20,000,000	$-	$-
Long-Term Debt Obligations - Interests and Fees	4,977,407	2,522,222	2,455,185	-	-
Asset Retirement Obligations	7,098,581	-	-	148,391	6,950,190
Operating Lease Obligations	437,755	219,135	163,864	54,756	-
Total	$32,513,743	$2,741,357	$22,619,049	$203,147	$6,950,190

At July 31, 2017, we were renting or leasing office premises in Texas, U.S., Vancouver, British Columbia, Canada and Paraguay for total monthly payments of $19,318. Office lease agreements for the U.S. and Canada expire between July 2018 and March 2021.

Commitments for Management Services

At July 31, 2017, we were committed to paying our key executives a total of $712,000 per year for management services.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities including contingencies as of the balance sheet date and the corresponding revenues and expenses for the period reported. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares of common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, valuation of variable share forward contract, net realizable value of inventory and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions. The following summary provides a description of our critical accounting policies.

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

Stock-Based Compensation

The Company follows ASC 718: Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock option awards under ASC 718. The fair value is charged to earnings over the period in which the award was earned, depending on the terms and conditions of the award and the nature of the relationship between the recipient and the Company. For employees and management, the fair value is charged to earnings on an accelerated basis over the vesting period of the award. For consultants, the fair value is charged to earnings over the term of the service period, with unvested amounts revalued at each reporting period over the service period. Forfeitures are accounted for when they occur.

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

Subsequent Events

Other than as disclosed elsewhere in this Annual Report, the Company has no further subsequent events to report as of the date of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes, but is not limited to, equity price risk, uranium price risk, foreign currency risk, country risk and interest rate risk.

Equity Price Risk

We are subject to market risk related to the market price of our common stock which trades on the NYSE American. Historically, we have relied upon equity financings from the sale of our common stock to fund our operations. Movements in the price of our common stock have been volatile in the past and may continue to be volatile in the future. As a result, there is risk that we may not be able to complete an equity financing at an acceptable price when required.

Uranium Price Risk

We are subject to market risk related to the market price of uranium. At July 31, 2017, we had no uranium supply or “off-take” agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Country Risk

We are subject to market risk related to our operations in foreign jurisdictions. We hold two significant uranium projects and one significant titanium project in Paraguay. Operations in foreign jurisdictions outside of the U.S. and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights.

Interest Rate Risk

Our term debt has fixed interest rates and we have no significant exposure to interest rate fluctuation risk.

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2017, are included in this Form 10-K beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets;
•	Consolidated Statements of Operations and Comprehensive Loss;
•	Consolidated Statements of Cash Flows;
•	Consolidated Statements of Stockholders’ Equity; and
•	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016
Sales	$-	$-	$-	$-
Net loss	(5,587,130)	(3,798,864)	(4,332,369)	(4,252,694)
Total comprehensive loss	(5,587,076)	(3,798,892)	(4,332,327)	(4,252,734)
Basic and diluted loss per share	(0.04)	(0.03)	(0.04)	(0.04)
Total assets	72,177,234	74,946,960	76,665,928	53,562,227

	For the Quarters Ended
	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015
Sales	$-	$-	$-	$-
Net loss	(3,777,278)	(3,679,055)	(4,801,505)	(5,072,034)
Total comprehensive loss	(3,777,095)	(3,678,919)	(4,801,724)	(5,072,233)
Basic and diluted loss per share	(0.03)	(0.03)	(0.05)	(0.05)
Total assets	56,176,311	59,558,492	49,982,462	53,130,380

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

As of July 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of July 31, 2017, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which attestation report which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

Part iii

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 10, 2017 are as follows:

Name	Age	Position with the Company
Amir Adnani	39	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	65	Chairman and a director
Ganpat Mani	70	A director
Ivan Obolensky	92	A director
Vincent Della Volpe	75	A director
David Kong	71	A director
Pat Obara	61	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	55	Executive Vice President

The following describes the business experience of each of our directors, including other directorships held in reporting companies:

Amir Adnani. Amir Adnani is a founder of the Company and has served as our President, Chief Executive Officer and a director since January 2005. Under his leadership, our Company moved from concept to initial production in the United States in five years and has developed a pipeline of low-cost, near-term production projects.

Mr. Adnani has been invited to speak at prominent industry conferences organized by the International Atomic Energy Agency, World Nuclear Fuel Market and the Milken Institute. He is a frequent contributor to the business media, including The Wall Street Journal, Bloomberg, CNBC and Fox Business News.

Fortune magazine distinguishes Mr. Adnani on their “40 Under 40, Ones to Watch” list of North American executives. He is selected as one of “Mining’s Future Leaders” by Mining Journal, a UK-based global industry publication. He is recognized by a qualified resource industry investment advisory, Casey Research, as one of the sector’s leading entrepreneurs and executives, a list researched and known as “Casey’s NexTen”. He is a nominee for Ernst & Young’s “Entrepreneur of the Year” distinction.

Mr. Adnani is the founder and Chairman of GoldMining Inc., a publicly-listed gold acquisition and development company. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and is a director of the university’s Alumni Association.

The Board of Directors has concluded that Mr. Adnani should serve as a director given his involvement with the Company since its inception and his experience in the uranium industry.

Spencer Abraham. Spencer Abraham has served as our non-executive Chairman of our Board since March 2017. Mr. Abraham served as Executive Chairman from October 2015 to March 2017 and as the Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, he developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries and led the landmark nuclear nonproliferation HEU program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001.

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

Ivan Obolensky. Ivan Obolensky has served on our Board of Directors since April 2007. Mr. Obolensky has over 50 years of experience in investment banking as a supervisory financial analyst, with specific expertise in the defense, aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. Mr. Obolensky is a senior associate of the Scott Abraham Investment Group of Raymond James & Associates, Inc. He has also been a Senior Executive with investment research orientation of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, CB Richard Ellis Moseley Hallgarten and Wellington Shields & Co. LLC, from November 1990 to April 2014. Mr. Obolensky has tenure as the 23-year President of the Josephine Lawrence Hopkins Foundation. As a 33º Master Mason and a Past Grand Treasurer of the Grand Lodge of the State of New York, he has long served as Chairman of its “watchdog” Financial Oversight Committee for the Masonic Brotherhood Foundation. Professionally, Mr. Obolensky has made frequent appearances as a guest of CNBC, CNNfn and Bloomberg TV. Mr. Obolensky is also a pro-active board member of several financial/charitable organizations: The Children’s Cancer & Blood Foundation; The Bouverie Audubon Preserve of Glen Ellen California; The Police Athletic League of New York City; and General “Blackjack” Pershing’s Soldiers’, Sailors’, Marines’, and Airmen’s Club, where he is also Chairman and Chief Executive Officer. Mr. Obolensky is a graduate of Yale University, attended Law School at the University of Virginia and is a Lieutenant (Jg) US Naval Air Corps, USNR (Ret.). Mr. Obolensky was a factor in United States’ mid-1960’s vital nuclear switch-over to the highly efficient, secret and inexpensive gas centrifuge technology for the enrichment of uranium. Today, the Company is a part-beneficiary of these efforts.

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

David Kong. David Kong has served on our Board of Directors since January 2011 and serves as our lead independent director. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the TSX Venture Exchange since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the Toronto Stock Exchange and the NYSE American since November 2011, and as a director of GoldMining Inc., a public company listed on the TSX Venture Exchange (the “TSX-V”) since October 2010.

Previously, Mr. Kong served as a director of New Era Minerals Inc., a public company listed on the TSX-V from June 2014 to April 2016, as a director of Channel Resources Ltd., a public company listed on the TSX-V from July 2010 to June 2012 and as a director of Hana Mining Ltd., a formerly public company listed on the TSX-V from July 2010 to February 2013, when it was privatized.

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

Ganpat Mani. Ganpat Mani has served on our Board of Directors since June 2014 and as a director of Uranium Participation Corporation since July 2014. From 2009 to 2013, Mr. Mani was President and Chief Executive Officer of ConverDyn, a partnership between affiliates of Honeywell International Inc. and General Atomics, which specializes in the nuclear fuel conversion trade. During this time, he also served as a director of the Nuclear Energy Institute and was a member of the U.S. Civil Nuclear Trade Advisory Committee. He is a highly-experienced negotiator of contracts with major private and state-owned corporations in Asia, Europe and the U.S. Notably, Mr. Mani negotiated the agreement for the return of uranium feed from the Metropolis conversion facility under the Megatons to Megawatts program between the U.S. and Russia. He also met with government and industry organizations as part of the U.S. Department of Commerce’s multiple nuclear trade missions to India.

From 1994 to 2007, Mr. Mani held several senior marketing positions with ConverDyn, including having served as Senior Vice President. At ConverDyn, he was responsible for relations with major nuclear utilities in Asia, Europe and the U.S. and with enrichment companies in Europe and the U.S. He has prepared position papers and draft legislative language for, and represented ConverDyn in, meetings with the United States Departments of Commerce, Energy and State and with industry trade organizations. From 1973 to 1994, Mr. Mani worked at Honeywell International Inc. (formerly Allied-Signal Inc.), where his career spanned a variety of functional areas and product lines.

Mr. Mani holds an MBA from Rutgers University and a Bachelor of Technology Degree in Metallurgical Engineering from Loughborough University, United Kingdom.

The Board of Directors has concluded that Mr. Mani should serve as a director given his experience in the uranium industry, particularly his in-depth knowledge of the global nuclear fuel market.

The following describes the business experience of each of the non-director executive officers of the Company:

Pat Obara. Pat Obara has served as our Secretary, Treasurer and Chief Financial Officer since October 2015, and served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara currently serves as the Chief Financial Officer, Secretary and a director of GoldMining Inc., a public company listed on the TSX-V. Mr. Obara holds a degree in Building Technology, Land and Construction Economics from the British Columbia Institute of Technology.

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 34-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in making nuclear power a clean, affordable and reliable source of energy to meet the world’s ever expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. He is also Vice President Commercial of Uranium Participation Corporation, managing a publicly traded fund which allows investors to buy and hold physical uranium. Additionally, Mr. Melbye serves as an Advisor to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it relates to marketing and sales. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded the company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time the company was publicly traded on the Toronto Stock Exchange. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom.

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

Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, United States and Canadian trade missions to markets such as China, India, United Arab Emirates and Mexico. In 1999, Mr. Melbye provided expert testimony in support of Kazakhstan before the International Trade Commission in Washington, D.C., which lifted trade restrictions on Kazakh uranium in the United States. He is a past Chair of the Board of Governors of the World Nuclear Fuel Market (WNFM), and former President of the Uranium Producers of America (“UPA”). The UPA is the domestic uranium mining industry organization which promotes rational regulatory policy and responsible disposition of United States Department of Energy inventories, a topic in which Mr. Melbye testified before the House Oversight Committee in 2015. Mr. Melbye has been active in grassroots Republican politics, having worked on two United States Senate races and serving on a statewide leadership team for Bush/Cheney ’04. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their successors are appointed and qualified.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There is no family relationship between any of our executive officers or directors.

Audit Committee

Our Board of Directors has established an Audit Committee that operates under a written charter approved by the Board. Our Audit Committee has been structured to comply with Rule 10A-3 under the Exchange Act. Our Audit Committee is comprised of David Kong, Ivan Obolensky and Vincent Della Volpe, all of whom meet the audit committee member independence standards of the NYSE American. Mr. Kong is the Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Kong satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S-K of the rules of the SEC.

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

A copy of our Code of Ethics can be viewed on our website at: http://www.uraniumenergy.com/about/corporate-governance/.

Corporate Governance and Nominating Committee

Our Board of Directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board of Directors. The Corporate Governance and Nominating Committee is comprised of Vincent Della Volpe, Ivan Obolensky and David Kong. Mr. Della Volpe is the Chairman of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE American.

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

The Corporate Governance and Nominating Committee identifies individuals believed to be qualified to become board members and recommends individuals to fill vacancies. There are no minimum qualifications for consideration for nomination to be a director of the Company. The Corporate Governance and Nominating Committee assesses all nominees using generally the same criteria. In nominating candidates, the Corporate Governance and Nominating Committee takes into consideration such factors as it deems appropriate, including skills, knowledge, experience and personal character, as well as the needs of the Company.

Board Diversity

The Board of Directors has adopted a written diversity policy (the “Diversity Policy”) that sets out the Company’s approach to diversity, including gender, on the Board and among the executive officers of the Company.  The Corporate Governance and Nominating Committee and the Board aim to attract and maintain a Board and an executive team that have an appropriate mix of diversity, skill and expertise.

Pursuant to the Diversity Policy, all Board and executive officer appointments will be based on merit, and the skill and contribution that the candidate is expected to bring to the Board and the executive team, with due consideration given to the benefits of diversity. Pursuant to the Diversity Policy, when considering the composition of, and individuals to nominate or hire to, the Board and the executive team, the Corporate Governance and Nominating Committee and the Board, as applicable, shall consider diversity from a number of aspects, including but not limited to gender, age, ethnicity and cultural diversity.  In addition, when assessing and identifying potential new members to join the Board or the executive team, the Corporate Governance and Nominating Committee and the Board, as applicable, considers the current level of diversity on the Board and the executive team.

The Corporate Governance and Nominating Committee and the Board are responsible for developing measurable objectives to implement the diversity policy and to measure its effectiveness.  The Corporate Governance and Nominating Committee annually, or otherwise as applicable, considers whether to set targets based on diversity for the appointment of individuals to the Board or the executive team, recognizing that notwithstanding any targets set in any given year, the selection of diverse candidates will depend on the pool of available candidates with the necessary skills, knowledge and experience.

As at the date of this Annual Report, there are no women directors or members of the executive team.  At their 2017 meetings, the Corporate Governance and Nominating Committee and the Board determined not to establish any targets for the upcoming year, given the current size and composition of the Board.

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

The Corporate Governance and Nominating Committee considers nominees recommended by stockholders if such recommendations are made in writing to the Corporate Governance and Nominating Committee and evaluates nominees for election in the same manner whether the nominee has been recommended by a stockholder or otherwise. To recommend a nominee, please write to the Company’s Corporate Governance and Nominating Committee, c/o Uranium Energy Corp., at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas, U.S.A. 78401.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2017, within two business days as required by the SEC, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Scott Melbye	1	1

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our Board of Directors has established a Compensation Committee that operates under a written charter approved by the Board. The Compensation Committee is comprised of Vincent Della Volpe, Ivan Obolensky and David Kong. Mr. Della Volpe is the Chairman of the Compensation Committee. All of the members of the Compensation Committee qualify as independent directors under the listing standards of the NYSE American. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The independence of the Compensation Committee members is re-assessed regularly by the Company.

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

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval, all compensation policies and compensation programs for the executive team.

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2017, the Compensation Committee retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2016 included:

•	shareholder analysis; and
•	shareholder engagement regarding matters related to non-management directors.

GGA’s services in Fiscal 2017 included:

•	compensation philosophy validation;
•	peer group review;
•	executive compensation review for the Chief Executive Officer, Chief Financial Officer and Executive Vice President;
•	short-term incentive plan metric review of peer group;
•	long-term incentive plan review of peer group;
•	share ownership guideline analysis of peer group;
•	non-management director compensation review; and
•	Board diversity policy review.

Fees for GGA’s services for our last two years are set forth below:

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016
Executive compensation related fees	$18,289	$20,828
All other fees	-	-
Total	$18,289	$20,828

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

In Fiscal 2017, with the recommendations put forth by GGA, the Compensation Committee maintained the following general principles in determining its executive and non-management director total compensation plans.

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

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

•	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and
•	to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

•	compensation is designed to align executives to the critical business issues facing the Company;
•	compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions of comparable companies;
•	a substantial portion of total compensation is at-risk and linked to individual efforts, as well as divisional and corporate performance. This ensures the link between executive pay and business performance;
•	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and
•	compensation should be transparent to the Board of Directors, executives and shareholders.

Benchmarking Compensation and Peer Group

In Fiscal 2017, to address changes in the external market, the Compensation Committee commissioned a peer group review to ensure that the Company continued to benchmark executive compensation with an appropriate market. The Compensation Committee reviewed the relevance of the peer group used in prior years to evaluate executive compensation. The Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the recommendations put forth by GGA, established a new peer group (the “Peer Group”) to better reflect the Company’s current business. In Fiscal 2017, the Company joined the Russell 3000 index, however, it is still pre-revenue. The criteria used to select the Peer Group included natural resources companies with market capitalization under $400 million, with a consideration on selecting peers in the exploration phase with minimal reported revenues and a smaller group of pre-revenue uranium mining companies. In Fiscal 2017, with the recommendations put forth by GGA, the compensation philosophy aimed to align both executive and director compensation around the median of the Peer Group.

Peer Group
Denison Mines Corp.	UR-Energy Inc.	Gastar Exploration Inc.	VAALCO Energy, Inc.
Energy Fuels Inc.	Adams Resources & Energy, Inc.	Hallador Energy Company	Abraxas Petroleum Corporation
Fission Uranium Corp.	Approach Resources, Inc.	Mid-Con Energy Partners, LP	Evolution Petroleum Corporation
NexGen Energy Ltd.	Cloud Peak Energy Inc.	Polymet Mining Corp.	Isramco Inc.
Uranium Resources, Inc.	Comstock Resources, Inc.	Silvercorp Metals Inc.	Westmoreland Coal Company

Pre-Revenue Peer Group (1)
Fission Uranium Corp.	NexGen Energy Ltd.	Uranium Resources, Inc.	Polymet Mining Corp.

Note:

(1)	There were an insufficient number of pre-revenue uranium mining company peers to develop a statistically sound market to review compensation.

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary, short-term incentive awards and long-term incentive equity compensation.

Base Salary

Base salary is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base salary is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

In Fiscal 2017, due to prevailing market conditions, the Compensation Committee approved an overall decrease in base salary compensation for the Company’s executive officers. Effective from May 1, 2016, compensation was reduced by 10% on a non-accrued basis, of which a portion of compensation was paid in stock in lieu of cash, to reduce cash outlays.

Short-Term Incentive Awards

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

As of Fiscal 2014, with the recommendations put forth by GGA, the Compensation Committee established guidelines for the amount of annual incentive awards payable to the executives as a percentage of an executive’s base salary for specific performance targets and levels achieved. The Compensation Committee determined that no incentive compensation would be payable for performance falling below minimum performance levels. The Compensation Committee determined that maximum incentive compensation equivalent to 200% of an executive’s base salary could be payable for superior performance across all performance levels. The Compensation Committee considered the Company’s overall business and strategic plan, operating activities, financing activities and prevailing market conditions to establish performance targets and levels.

In Fiscal 2017, short-term incentive awards were paid for performance meeting or exceeding target performance levels. Accordingly, the Compensation Committee reapproved the following guidelines for the opportunity of incentive awards to the executives, based on a selection of financial, operating and individual objectives:

Role	Below Threshold Performance (% of Base Salary)	Threshold Performance Multiplier (% of Target)	Target Performance Multiplier (% of Target)	Maximum Performance Multiplier (% of Target)
CEO
CFO	0%	0%	100%	200%
Executive Vice President

•	in addition to the performance metrics used to evaluate the executive officer’s annual incentive, the payment of annual incentive awards shall be subject to a determination by the Board of Directors and that the Company maintains sufficient cash on hand to meet the Company’s financial obligations as determined on the date of payment; and
•	annual incentive awards shall be subject to a provision for recovery or “clawback” if a payment is subsequently determined by the Board of Directors to have been based on materially inaccurate financial statements or materially inaccurate performance criteria.

The Compensation Committee determined that it would continue evaluating and evolving the compensation program design against best market practices as the Company experiences further growth.

In Fiscal 2017, short-term incentive awards were paid to the executive officers in the form of cash bonuses and stock awards as more particularly described in the “Summary Compensation Table” below. The stock awards were issued to the executive officers in lieu of cash compensation to reduce cash outlays.

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

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of options. The Board of Directors fixes the exercise price of stock options at the time of the grant at the NYSE American closing price of our common shares.

In Fiscal 2017, the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Peer Group and Russell index companies. The Compensation Committee determined that stock options were the most appropriate form of long-term equity incentive to grant in Fiscal 2017 due to market practice and financial constraints.

In Fiscal 2017, long-term equity incentive plan awards were awarded to the executive officers in the form of stock options as more particularly described in the “Grants of Plan Based Awards” table below. The stock options vest over 24 months.

In Fiscal 2017, the Compensation Committee undertook a comprehensive review of the Company’s long-term incentive plan. The Compensation Committee considered the advice of GGA and the recommendations issued by leading independent proxy advisors to enhance governance practices within its long-term incentive plan. The Compensation Committee recommended modifications to the Company’s long-term incentive plan and on June 6, 2017, our Board of Directors adopted the Company’s 2017 Stock Incentive Plan. On July 27, 2017 our shareholders ratified the 2017 Stock Incentive Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2017:

		Cash Bonus	Stock Awards	Stock Options	At-Risk Pay
Name and Principal Position	Base Salary	(STIP)	(STIP)	(LTIP)	( STIP & LTIP)
Amir Adnani	34%	26%	30%	10%	66%
President and Chief Executive Officer

Spencer Abraham (1)	35%	7%	28%	30%	65%
Chairman of the Board

Pat Obara (2)	38%	13%	29%	19%	62%
Secretary, Treasurer and Chief Financial Officer

Scott Melbye (3)	47%	8%	27%	18%	53%
Executive Vice President

Notes:
(1)	Mr. Abraham was appointed as non-executive Chairman effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017.
(2)	Mr. Obara was appointed as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015.
(3)	Mr. Melbye was appointed as Executive Vice President effective September 8, 2014.

Other Non-Cash Compensation

The Company provides standard health benefits to its executives, including medical, dental and disability insurance.

The Company’s other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

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

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. When reviewing the executive’s performance for Fiscal 2017, the Compensation Committee took into consideration both individual and corporate performance levels. The executive performance targets for Fiscal 2017 were as follows:

Performance Targets (“PT”)		Weight
1.	Secure adequate financing within a challenging post-Fukushima environment	35%
2.	Establish and carry-out a strategic plan to adapt to the existing uranium market and position the Company for a turnaround in uranium prices	20%
3.	Expansion of the project portfolio	20%
4.	Advancement of the Company’s projects including permitting	25%
Total		100%

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

•	we secured further financing by completing a registered offering of 17,330,836 units of the Company at a price of $1.50 per unit for gross proceeds of $26 million, with each unit being comprised of one share of common stock and one-half of one share purchase warrant (each whole warrant exercisable in six months at an exercise price of $2.00 for a three-year period to purchase an additional share of the Company for a total of 8,665,418 shares) (PT1: exceeded target);

•	we commenced a drilling campaign at our Burke Hollow Project and completed 103 exploration holes totaling 44,480 feet. The two main objectives of this campaign are to complete the exploration and delineation drilling phase of two closely-related Goliad Formation uranium trends which will constitute Burke Hollow Production Area 1, and to further extend and expand these open-ended trends within Burke Hollow (PT3: at target);

•	we advanced permitting activities at our Burke Hollow Project; we received a final 11,000-acre Mine Area Permit from the TCEQ; and we received the 5,384-acre aquifer exemption approval from the EPA (PT4: exceeded target);

•	we consolidated our presence in Paraguay by completing our acquisition of the Alto Parana Titanium Project and its pilot plant on July 10, 2017, by way of exercise of an option pursuant to a Share Purchase and Option Agreement dated March 4, 2016, as amended (PT2: at target);

•	we completed the acquisition of the large, fully permitted, construction ready Reno Creek Project in Wyoming, subsequent to Fiscal 2017, on August 10, 2017, pursuant to a Share Purchase Agreement dated May 9, 2017, as amended (PT2: at target); and

•	the Company’s shares were added to the Russell 3000 and related growth and value style indexes.

Executive and Director Compensation

Spencer Abraham, Chairman of the Board

The Company appointed Spencer Abraham as non-executive Chairman of our Board of Directors effective March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017 and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company, and his compensation for serving as Chairman of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Abraham is based on comparisons of other companies’ remunerations made to their Chairmen and the value of Mr. Abraham’s expertise to the Company.

As shown in the “Director Compensation” table below, Mr. Abraham receives additional compensation in connection with his service as a director of the Company.

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

As shown in the “Director Compensation” table below, Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company.

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

Pat Obara, Secretary, Treasurer and Chief Financial Officer

The Company appointed Pat Obara as Secretary, Treasurer and Chief Financial Officer of the Company effective October 29, 2015, as ratified on June 6, 2016. Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara is retained according to a consulting services agreement with our Company, through his services corporation, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Obara is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Obara’s expertise to the Company.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Retirement, Resignation or Termination Plans

Officers with contracts for services have notice requirements which permit pay in lieu of notice.

Each of the Company’s executive services agreements with Messrs. Adnani and Melbye contemplates the case of termination due to various provisions whereby the named executive officers will receive severance payments, as described below under the heading “Executive Services Agreements”.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

•	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
•	retained an independent compensation advisor, GGA, to provide advice on the structure and levels of compensation for our executive officers and directors;
•	our short-term incentive plan is measured based on business objectives and has a cap on the total amount of payment any position may receive;
•	the use of deferred equity compensation in the form of stock options to encourage a focus on long-term corporate performance versus short-term results;

•	disclosure of executive compensation to stakeholders;
•	established a Clawback Policy applicable to all cash and equity incentive compensation; and
•	adoption of say-on-pay.

Clawback Policy

We adopted a clawback policy as an additional safeguard to mitigate compensation risks (the “Clawback Policy”). The Clawback Policy applies to all cash and equity incentive compensation and provides that the Board of Directors may seek reimbursement for compensation awarded to an executive in situations where: (i) payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of the Company’s financial statements filed with any securities regulatory authority; (ii) the executive engaged in gross negligence, intentional misconduct or fraud that caused, or partially caused, the need for a restatement; or (iii) the incentive compensation would have been lower had the financial results been properly reported.

Our Clawback Policy is available on the Company’s website at http://www.uraniumenergy.com/_resources/Clawback-Policy-June-9-2014-website.pdf.

Anti-Hedging and Anti-Pledging Policy

We adopted an anti-hedging and anti-pledging policy (the “Anti-Hedging and Anti-Pledging Policy”). The Anti-Hedging and Anti-Pledging Policy provides that, unless otherwise previously approved by our Corporate Governance and Nominating Committee, no director, officer or employee of the Company or its subsidiaries or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with the Company, may, at any time: (i) purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of the Company’s debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company; or (ii) purchase Company securities on a margin or otherwise pledge Company securities as collateral for a loan. Any violation of our Anti-Hedging and Anti-Pledging Policy will be regarded as a serious offence.

Our Anti-Hedging and Anti-Pledging Policy is available on the Company’s website at http://www.uraniumenergy.com/_resources/Anti-Hedging-Anti-Pledging-Policy-website.pdf.

Stock Ownership Guidelines

We adopted stock ownership guidelines for executive officers to further align the interests of our executive officers and stockholders (the “Stock Ownership Guidelines”). The Stock Ownership Guidelines provide that each executive officer should attain a specified level of ownership of shares of the Company’s common stock equal to a multiple of their base salary within five years of the executive officer’s first election to his role:

Role	Requirement (multiple of base salary) (1)
President and Chief Executive Officer	3x
Chief Financial Officer	1x
Executive Vice President	1x

Note:

(1)	Stock ownership level determined by counting the number of shares owned outright by the executive officer.

As of the date of this Annual Report, Mr. Adnani’s ownership exceeds seven times his current base salary. Among our executive officers, ownership exceeds, on average, two times their current base salary.

Our Stock Ownership Guidelines are available on the Company’s website at http://www.uraniumenergy.com/_resources/Stock-Ownership-Guidelines-website.pdf.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2017 Annual Meeting of Stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 92.14% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2017 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2017 there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by independent directors Vincent Della Volpe, Ivan Obolensky and David Kong, who comprise our Compensation Committee:

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the years ended July 31, 2017, 2016 and 2015 (each a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Options Awards (3)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compen- sation	Total
Amir Adnani	2017	$344,624	$260,000	$307,000	$104,610	(4)	$-	$-	$-	$1,016,234
President and Chief Executive Officer	2016	342,100	-	167,550	147,431		-	-	-	657,081
	2015	388,800	150,000	35,000	745,500		-	-	-	1,319,300

Spencer Abraham (5)	2017	78,000	15,000	63,000	68,082	(4)	-	-	-	224,082
Chairman of the Board	2016	81,792	-	9,750	563,195		-	-	-	654,737
	2015	N/A	N/A	N/A	N/A		N/A	N/A	N/A	N/A

Pat Obara (6)	2017	100,489	35,000	77,302	50,720	(4)	-	-	-	263,510
Secretary, Treasurer	2016	69,070	-	74,232	43,246		-	-	-	186,548
and Chief Financial Officer	2015	N/A	N/A	N/A	N/A		N/A	N/A	N/A	N/A

Scott Melbye (7)	2017	188,063	30,000	108,533	70,874	(4)	-	-	-	397,470
Executive Vice President	2016	223,772	-	7,237	145,902		-	-	-	376,912
	2015	232,692	25,000	15,000	149,100		-	-	-	421,792

Mark Katsumata (8)	2017	-	-	-	-		-	-	-	-
Former Secretary, Treasurer	2016	54,733	-	3,360	-		-	-	-	58,093
and Chief Financial Officer	2015	142,804	25,000	15,000	273,350		-	-	-	456,154

Notes:
(1)	These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.
(2)	These amounts represent the fair value of the shares at the date of issuance.

(3)	These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on August 2, 2016: exercise price: $0.93; expected risk free interest rate: 0.78%; expected annual volatility: 84.14%; expected life in years: 2.90; expected annual dividend yield: Nil; and Black Scholes value: $0.49. The following assumptions were used to value the stock options granted on August 22, 2017 and having an effective grant date on July 31, 2017: exercise price: $1.28; risk free interest rate: 1.489%; expected annual volatility: 73.678%; expected life in years: 3.10; expected annual dividend yield: Nil; Black Scholes value: $0.634.
(4)	These amounts include (i) stock options granted to Messrs. Abraham and Melbye on August 2, 2016; and (ii) stock options granted to the Named Executive Officers approved by our Compensation Committee and Board of Directors on August 22, 2017 and having an effective grant date on July 31, 2017.
(5)	Mr. Abraham was appointed as non-executive Chairman effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. Information for Mr. Abraham in his role as Executive Chairman is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(6)	Mr. Obara was appointed as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company pays Mr. Obara in Canadian currency. For the purpose of reporting the salary paid to Mr. Obara the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.
(7)	Mr. Melbye was appointed as Executive Vice President effective September 8, 2014.
(8)	Mr. Katsumata resigned as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company paid Mr. Katsumata in Canadian currency. For the purpose of reporting the salary paid to Mr. Katsumata the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2017, as follows:

		Date of Approval by Compensation Committee	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	and Board of Directors	Threshold	Target	Maximum	Stock or Units	Options	Awards	Awards
Amir Adnani	July 31, 2017	August 22, 2017	-	-	-	313,951	165,000	$1.28	$411,610	(2)
President and Chief Executive Officer

Spencer Abraham (1)	July 31, 2017	August 22, 2017	-	-	-	53,956	125,000	$0.93 - $1.28	$131,082	(3)
Chairman of the Board

Pat Obara	July 31, 2017	August 22, 2017	-	-	-	53,442	80,000	$1.28	128,022	(4)
Secretary, Treasurer and Chief Financial Officer

Scott Melbye	July 31, 2017	August 22, 2017	-	-	-	89,258	125,000	$0.93 - $1.28	$179,407	(5)
Executive Vice President

Notes:
(1)	Mr. Abraham was appointed as non-executive Chairman effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. Information for Mr. Abraham in his role as Executive Chairman is disclosed above in the “Grants of Plan Based Awards” table and is not reported in the “Director Compensation” table of this Annual Report.
(2)	Consists of (i) stock awards with a fair value of $307,000 issued in Fiscal 2017 in lieu of cash compensation to reduce cash outlays; and (ii) option awards with a fair value of $104,610 approved by the Compensation Committee and Board of Directors on August 22, 2017 and having an effective grant date on July 31, 2017.
(3)	Consists of (i) stock awards with a fair value of $63,000 issued in Fiscal 2017 in lieu of cash compensation to reduce cash outlays; (ii) option awards with a fair value of $39,552 granted on August 2, 2016; and (iii) option awards with a fair value of $28,530 approved by the Compensation Committee and Board of Directors on August 22, 2017 and having an effective grant date on July 31, 2017.
(4)	Consists of (i) stock awards with a fair value of $77,302 issued in Fiscal 2017 in lieu of cash compensation to reduce cash outlays; and (ii) option awards with a fair value of $50,720 approved by the Compensation Committee and Board of Directors on August 22, 2017 and having an effective grant date on July 31, 2017.
(5)	Consists of (i) stock awards with a fair value of $108,533 issued in Fiscal 2017 in lieu of cash compensation to reduce cash outlays; (ii) option awards with a fair value of $29,664 granted on August 2, 2016; and (iii) option awards with a fair value of $41,210 approved by the Compensation Committee and Board of Directors on August 22, 2017 and having an effective grant date on July 31, 2017.

Outstanding Equity Awards

The following table sets forth information as at Fiscal 2017, relating to options that have been granted to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested
Amir Adnani	250,000	-	-	$0.45	April 7, 2018	-	$-	$-	$-
President	1,500,000	-	-	1.32	September 3, 2019	-	-	-	-
and Chief Executive Officer	225,000	75,000	-	0.93	July 28, 2021	-	-	-	-
	-	165,000	-	1.28	August 22, 2022	-	-	-	-

Spencer Abraham (1)	50,000	-	-	1.32	September 3, 2019	-	-	-	-
Chairman of the Board	1,000,000	-	-	1.14	October 14, 2020	-	-	-	-
	40,000	40,000	-	0.93	August 2, 2021	-	-	-	-
	-	45,000	-	1.28	August 22, 2022	-	-	-	-
	50,000	-	-	2.41	January 15, 2023	-	-	-	-

Pat Obara	125,000	-	-	0.45	April 7, 2018	-	-	-	-
Secretary, Treasurer and	400,000	-	-	1.32	September 3, 2019	-	-	-	-
Chief Financial Officer	66,000	22,000	-	0.93	July 28, 2021	-	-	-	-
	-	80,000	-	1.28	August 22, 2022	-	-	-	-

Scott Melbye	300,000	-	-	1.32	September 3, 2019	-	-	-	-
Executive Vice President	300,000	-	-	0.98	January 12, 2021	-	-	-	-
	30,000	30,000		0.93	August 2, 2021	-	-	-	-
	-	65,000	-	1.28	August 22, 2022	-	-	-	-

Note:
(1)	Mr. Abraham was appointed as non-executive Chairman effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. Information for Mr. Abraham in his role as Executive Chairman is disclosed above in the “Outstanding Equity Awards” table and is not reported in the “Director Compensation” table of this Annual Report.

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercised and stock awards vested for the Named Executive Officers for Fiscal 2017:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Amir Adnani, President and Chief Executive Officer	139,634	$93,555	N/A	N/A
Spencer Abraham, Chairman of the Board (1)	Nil	N/A	N/A	N/A
Pat Obara, Secretary, Treasurer and Chief Financial Officer	180,000	$84,600	N/A	N/A
Scott Melbye, Executive Vice President	Nil	N/A	N/A	N/A

Note:
(1)	Mr. Abraham was appointed as non-executive Chairman effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. Information for Mr. Abraham in his role as Executive Chairman is disclosed above in the “Option Exercises and Stock Vested” table and is not reported in the “Director Compensation” table of this Annual Report.

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with their retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Directors receive cash compensation for their services as such, as well as options. The number of stock options granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry. In Fiscal 2017, stock options were awarded to the directors. The stock options vest over 24 months.

In Fiscal 2017, due to prevailing market conditions, the Compensation Committee approved an overall decrease in compensation for the Company’s directors. Effective from May 1, 2016, director fees were reduced by 10% on a non-accrued basis, of which a portion of fees were paid in stock in lieu of cash, to reduce cash outlays.

In Fiscal 2017, cash bonuses and stock awards were paid to the directors. The stock awards were issued to the directors in lieu of cash compensation to reduce cash outlays.

The following table sets forth information relating to compensation paid to our directors for Fiscal 2017:

Name (1)	Fees Earned Or Paid In Cash	Cash Bonus	Stock Awards (2)	Options Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Spencer Abraham (4)	$12,000	$-	$6,000	$-	$-	$-	$-	$18,000
David Kong	11,329	7,500	33,849	22,190	-	-	-	74,868
Ganpat Mani	12,000	4,000	29,200	22,190	-	-	-	67,390
Ivan Obolensky	12,000	5,500	29,200	22,190	-	-	-	68,890
Vincent Della Volpe	14,500	7,500	32,500	22,190	-	-	-	76,690

Notes:
(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)	These amounts represent the fair value of the shares at the date of issuance. The stock awards were issued in lieu of cash compensation to reduce cash outlays.
(3)	These amounts include stock options granted to the directors approved by our Compensation Committee and Board of Directors on August 22, 2017 and having an effective grant date on July 31, 2017. The following assumptions were used to value the stock options: exercise price: $1.28; risk free interest rate: 1.489%; expected annual volatility: 73.678%; expected life in years: 3.10; expected annual dividend yield: Nil; and Black Scholes value: $0.634.
(4)	Mr. Abraham was appointed as non-executive Chairman effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. Information for Mr. Abraham in his position as Executive Chairman including stock options and stock awards are disclosed above in the “Summary Compensation Table” and are not reported in the “Director Compensation” table of this Annual Report.

As of July 31, 2017, our directors held stock options to acquire an aggregate of 4,720,000 shares of our common stock as follows: Spencer Abraham: 1,225,000 stock options; Amir Adnani: 2,215,000 stock options; Ivan Obolensky: 385,000 stock options; Vincent Della Volpe: 425,000 stock options; David Kong: 285,000 stock options; and Ganpat Mani: 185,000 stock options.

The Company appointed Spencer Abraham as non-executive Chairman of our Board of Directors effective March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017 and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company and is compensated at a rate of $10,833.33 per month, paid in monthly installments and $20,000 per year, paid in quarterly installments for his services as a director of the Company.

Amir Adnani serves as the Company’s Chief Executive Officer, President and a director. Within his capacity as President and Chief Executive Officer, and through an executive services agreement with a private company, Amir Adnani Corp., controlled by Mr. Adnani, he provides various consulting services to the Company, all as disclosed in the “Summary Compensation Table” above.  Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company.

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

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairmanship fees or meeting attendance fees above and beyond such annual retainer fees for Fiscal 2017.

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

Directors’ and Officers’ Insurance

The Company has purchased directors’ and officers’ liability insurance (“D&O Liability Insurance”) for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to D&O Liability Insurance for Fiscal 2017 was CAD$305,000. The entire premium is paid by the Company. The Company’s D&O Liability Insurance is comprised of the following policies:

D&O Liability Insurance	Annual Limit		Deductible
Primary and Excess Policy	CAD$	10,000,000	$1.5 million
Side A – DIC Policy (1)	CAD$	2,500,000	$0

Note:

(1)	Provides broad Difference in Condition coverage to individual directors and officers for non-indemnifiable loss.

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

Pursuant to the terms and provisions of the Adnani Agreement: (a) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (b) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Adnani Corp. was reduced by 10% on a non-accrued basis, from its original and stated amount to $30,600, of which a portion was paid in stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time.

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

Abraham Appointment Letter

On October 14, 2015, our Board of Directors approved the entering into of an appointment letter with Spencer Abraham dated for reference effective as at October 1, 2015 (the “Abraham Agreement”).

Pursuant to the Abraham Agreement: (a) Mr. Abraham was appointed as Chairman of our Board of Directors and shall provide duties to us commensurate with his position; (b) we shall pay to Mr. Abraham a monthly fee of $10,833.33; and (c) we shall pay to Mr. Abraham an annual fee of $20,000 in connection with his tenure as a director of our Company.

In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016: (a) the monthly fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original and stated amount to $9,750, of which a portion was paid in stock in lieu of cash; and (b) the annual fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original amount to $18,000, of which a portion was paid in stock in lieu of cash at the discretion of the Company management to alter from time to time.

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

Pursuant to the terms and provisions of the Melbye Agreement: (a) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (b) we shall pay to Mr. Melbye a monthly fee of $20,833.33. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Mr. Melbye was reduced by 10% on a non-accrued basis, from its original and stated amount to $18,750. Effective from June 1, 2016, a portion of monthly fees were paid in stock in lieu of cash at the discretion of the Company management to alter from time to time.

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

Obara Consulting Services Agreement

On August 15, 2007, our Board of Directors approved the entering into of a consulting services agreement with Obara Builders Ltd. (“Obara Ltd.”), Mr. Obara’s services corporation, as amended by a letter agreement, dated for reference effective as at October 14, 2015 (collectively, the “Obara Agreement”). The Obara Agreement is subject to automatic renewal on a three-month to three-month basis unless the Company provides written notice not to renew the Obara Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Obara Agreement: (a) through Obara Ltd., Pat Obara provides various consulting services to the Company which are in addition to his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer of the Company; and (b) we shall pay to Obara Ltd. a monthly fee of CAN$13,750. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Obara Ltd. was reduced by 10% on a non-accrued basis, from its original and stated amount to CAN$12,375, of which a portion was paid in stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time.

If the Company elects to not renew the Obara Agreement or any party elects to terminate the Obara Agreement, Obara Ltd.’s obligation to provide the services to the Company will continue only until the effective termination date and the Company shall be obligated to provide to Obara Ltd.: (a) any fees which would then be due and owing by the Company to Obara Ltd. to the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Obara Ltd. to the effective termination date (the “Obara Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Obara to the effective termination date (the “Obara Outstanding Vacation Pay”); (d) subject to applicable provisions of the Obara Agreement, the vested portion of all Obara Ltd.’s and Mr. Obara’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall continue to be exercisable for a period of 90 calendar days following the effective termination date (the “Obara Options”); and (e) confirmation that all of Mr. Obara’s then benefits coverage would be covered until the effective termination date (the “Obara Benefits”).

The Obara Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Obara, in which case the Company shall be obligated to provide to Obara Ltd.: (a) any fees which would then be due and owing by the Company to Obara Ltd. to the effective termination date; (b) Obara Outstanding Expense Reimbursements; (c) the Obara Outstanding Vacation Pay; (d) the Obara Options; and (e) the Obara Benefits.

Obara Ltd. was dissolved in Fiscal 2016 and, as a result the Obara Agreement was terminated. However, the Company’s and Mr. Obara’s ongoing obligations remain as contemplated and set forth in the Obara Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2017, by:

•	each person who is known by us to beneficially own more than 5% of our shares of common stock; and
•	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 155,857,502 shares of common stock outstanding as of October 10, 2017.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following October 10, 2017, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership

Directors and Officers:

Amir Adnani 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	4,429,779	(2)	2.8%

Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	1,239,560	(3)	*

Ivan Obolensky 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	382,585	(4)	*

Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	402,932	(5)	*

David Kong 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	282,843	(6)	*

Ganpat Mani 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	194,700	(7)	*

Pat Obara 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	835,522	(8)	*

Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	834,389	(9)	*

All directors and executive officers as a group (8 persons)	8,602,310	(10)	5.3%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership

Major Shareholders:

Pacific Road Capital Management G.P. Limited 190 Elgin Avenue George Town, Grand Cayman KY1-9007 Cayman Islands	20,498,803	(11)	12.5%

Global X Management Co. LLC 600 Lexington Avenue, 20th Floor New York, NY, U.S.A., 10022	12,271,622	(12)	7.9%

Notes:
*	Less than one percent.
(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of October 10, 2017, there were 155,857,502 shares of common stock of the Company issued and outstanding.
(2)	This figure represents (i) 2,431,154 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 1,995,625 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(3)	This figure represents (i) 73,935 shares of common stock and (ii) stock options to purchase 1,165,625 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(4)	This figure represents (i) 40,710 shares of common stock and (ii) stock options to purchase 341,875 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(5)	This figure represents (i) 24,807 shares of common stock and (ii) stock options to purchase 378,125 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(6)	This figure represents (i) 40,218 shares of common stock, (ii) 7,000 shares of common stock held of record by Mr. Kong’s wife and (iii) stock options to purchase 235,625 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(7)	This figure represents (i) 52,825 shares of common stock and (ii) stock options to purchase 141,875 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(8)	This figure represents (i) 234,522 shares of common stock and (ii) stock options to purchase 601,000 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(9)	This figure represents (i) 181,264 shares of common stock and (ii) stock options to purchase 653,125 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(10)	This figure represents (i) 3,089,435 shares of common stock and (ii) stock options to purchase 5,512,875 shares of our common stock.
(11)	This information is based on a Schedule 13G filed with the SEC by Pacific Road Capital Management G.P. Limited (“Pacific Road GP”) on August 18, 2017 (the “Schedule 13G”). This figure represents: (i) 3,416,732 shares of common stock held by Pacific Road Resources Reno Creek Cayco 1 Ltd. (“Cayco 1”); (ii) 3,416,732 shares of common stock held by Pacific Road Resources Reno Creek Cayco 2 Ltd. (“Cayco 2”); (iii) 2,847,277 shares of common stock held by Pacific Road Resources Reno Creek Cayco 3 Ltd. (“Cayco 3”); (iv) 2,002,661 shares of common stock held by Pacific Road Resources Reno Creek Cayco 4 Ltd. (“Cayco 4”); (v) 2,578,005 shares of common stock issuable to Cayco 1 upon exercise of an outstanding warrant that is exercisable within 60 days; (vi) 2,578,005 shares of common stock issuable to Cayco 2 upon exercise of an outstanding warrant that is exercisable within 60 days; (vii) 2,148,337 shares of common stock issuable to Cayco 3 upon exercise of an outstanding warrant that is exercisable within 60 days; and (viii) 1,511,054 shares of common stock issuable to Cayco 4 upon exercise of an outstanding warrant that is exercisable within 60 days. As set out in the Schedule 13G, Pacific Road GP disclaims beneficial ownership of such shares of common stock. As further set out in the Schedule 13G, Pacific Road GP, together with Cayco 1, Cayco 2, Cayco 3, Cayco 4 and the other signatories to the share purchase agreement with the Company dated May 9, 2017, as amended August 7, 2017, may be deemed to constitute a “group” with one another for purposes of Section 13(d)(3) of the Exchange Act by virtue of having acted together in negotiating the sale of the Reno Creek Project and Reno Creek Holdings Inc. to the Company. This figure excludes (i) 2,895,336 shares of common stock held by Reno Creek Unit Trust of L2 88 George St., Sydney, NSW, Australia (“RCUT”); and (ii) 2,184,599 shares of common stock issuable to RCUT upon exercise of an outstanding warrant that is exercisable within 60 days.
(12)	This information is based on a Form 13F filed with the SEC by Global X Management Co. LLC on August 1, 2017.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2017, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which related persons had or will have a direct or indirect material interest.

During Fiscal 2017, the Company incurred $174,299 in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company. During Fiscal 2017, the Company issued 148,368 restricted common shares with a fair value of $170,060 as settlement of amounts owed to Blender.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers. The charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that Ivan Obolensky, Vincent Della Volpe, David Kong and Ganpat Mani each qualify as independent directors under the listing standards of the NYSE American.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2017 and 2016. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2017	Year Ended July 31, 2016
Audit Fees	$248,014	$243,204
Audit Related Fees	-	-
Tax Fees	39,250	29,350
Total	$287,264	$272,554

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2017.

Part iv

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit

2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including the Concentric Disclosure Schedule pursuant thereto (15)

2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. (17)

2.3	Share Purchase Agreement between Pacific Road Capital A Pty Ltd., Pacific Road Capital B Pty Ltd., Pacific Road Holdings S.à.r.l and Uranium Energy Corp., dated May 9, 2017 (43)

2.4	Amending Agreement between Uranium Energy Corp., Bayswater Holdings Inc., Pacific Road Resources Reno Creek Cayco 1 Ltd., Pacific Road Resources Reno Creek Cayco 2 Ltd., Pacific Road Resources Reno Creek Cayco 3 Ltd., Pacific Road Resources Reno Creek Cayco 4 Ltd. and Reno Creek Unit Trust, dated August 7, 2017 (44)

3.1	Articles of Incorporation, as amended (1)

3.1.1	Certificate of Amendment to Articles of Incorporation (2)

3.2	Bylaws, as amended (30)

4.1	Form of Indenture (27)

4.2	Form of Indenture (40)

10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)

10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)

10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)

10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)

10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)

10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)

10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)

10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)

10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)

10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)

10.11	2009 Stock Incentive Plan (10)

10.12	Uranium Mining Lease dated October 6, 2004 (11)

10.13	Uranium Mining Lease dated August 24, 2005 (11)

10.14	Uranium Mining Lease dated August 24, 2005 (11)

10.15	Uranium Mining Lease dated October 6, 2004 (11)

10.16	Uranium Mining Lease dated December 19, 2005 (11)

10.17	Uranium Mining Lease dated April 9, 2007 (11)

10.18	Plant Site Surface Lease dated May 30, 2007 (30)

10.19	Uranium Mining Lease dated September 1, 2005 (30)

10.20	Uranium Mining Lease dated January 14, 2005 (30)

10.21	Uranium Mining Lease dated March 24, 2005 (30)

10.22	Uranium Mining Lease dated February 15, 2006 (30)

10.23	Uranium Mining Lease dated May 24, 2008 (30)

10.24	Uranium Mining Lease dated February 20, 2012 (30)

10.25	Uranium Mining Lease dated May 15, 2009 (30)

10.26	Uranium Mining Lease dated February 21, 2012 (30)

10.27	State Mining Lease dated July 6, 2011 (30)

10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)

10.29	2009 Stock Incentive Plan, as amended (13)

10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)

10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)

10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (18)

10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. (19)

10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. (20)

10.35	Credit Agreement dated as of July 30, 2013 (21)

10.36	Form of Indemnification Agreement (22)

10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)

10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)

10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)

10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)

10.41	2013 Stock Incentive Plan (25)

10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)

10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)

10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)

10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)

10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)

10.47	2014 Stock Incentive Plan (31)

10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)

10.49	2015 Stock Incentive Plan (33)

10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)

10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)

10.52	Form of Warrant (34)

10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)

10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)

10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham *

10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)

10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)

10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)

10.59	Form of Warrant (38)

10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)

10.61	2016 Stock Incentive Plan (39)

10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)

10.63	Form of Warrant (41)

10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)

10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 *

10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)

21.1	Subsidiaries of Uranium Energy Corp. *

23.1	Consent of Independent Auditors, Ernst & Young LLP *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.

*	Filed herewith

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. as of July 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uranium Energy Corp. at July 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 13, 2017 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 13, 2017	Chartered Professional Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uranium Energy Corp.

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Uranium Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranium Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Energy Corp. as of July 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended July 31, 2017, and our report dated October 13, 2017 expressed an unqualified opinion thereon.

Vancouver, Canada	/s/ Ernst & Young LLP
October 13, 2017	Chartered Professional Accountants

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	Note(s)	July 31, 2017	July 31, 2016

CURRENT ASSETS
Cash and cash equivalents		$12,575,973	$7,142,571
Short-term investments		10,000,000	-
Inventories		211,662	275,316
Prepaid expenses and deposits		685,992	533,977
Other current assets		117,770	48,777
		23,591,397	8,000,641

MINERAL RIGHTS AND PROPERTIES	3,4	38,931,976	37,973,951
PROPERTY, PLANT AND EQUIPMENT	5	6,791,182	6,942,304
RECLAMATION DEPOSITS	6	1,706,028	1,706,027
EQUITY-ACCOUNTED INVESTMENT	7	151,676	-
OTHER LONG-TERM ASSETS	3	1,004,975	1,553,388
		$72,177,234	$56,176,311

CURRENT LIABILITIES
Accounts payable and accrued liabilities	18	$2,446,854	$1,822,447
Due to related parties	8	768	-
		2,447,622	1,822,447

DEFERRED INCOME TAX LIABILITIES		609,470	643,825
LONG-TERM DEBT	9	19,254,835	19,198,178
OTHER LONG-TERM LIABILITY	3	-	315,519
ASSET RETIREMENT OBLIGATIONS	10	3,729,902	3,746,464
		26,041,829	25,726,433

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 139,815,124 shares issued and outstanding (July 31, 2016 - 116,670,457)	11	139,815	116,670
Additional paid-in capital		272,697,152	239,701,884
Share issuance obligation	18	638,142	-
Accumulated deficit		(227,325,002)	(209,353,946)
Accumulated other comprehensive loss		(14,702)	(14,730)
		46,135,405	30,449,878
		$72,177,234	$56,176,311

COMMITMENTS AND CONTINGENCIES	16
SUBSEQUENT EVENTS	17,18

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Note(s)	2017	2016	2015

SALES		$-	$-	$3,080,000

COSTS AND EXPENSES
Cost of sales		-	-	2,326,674
Inventory write-down		60,694	-	-
Mineral property expenditures	4	4,120,388	4,061,159	5,706,080
General and administrative	8,11	10,241,681	9,297,746	13,230,840
Depreciation, amortization and accretion	4,5,10	497,728	875,724	1,802,443
Impairment loss on mineral properties	4	297,942	97,114	349,805
		15,218,433	14,331,743	23,415,842
LOSS FROM OPERATIONS		(15,218,433)	(14,331,743)	(20,335,842)

OTHER INCOME (EXPENSES)
Interest income		137,863	24,177	12,797
Interest expenses and finance costs	9	(2,914,862)	(3,005,391)	(3,071,235)
Loss on disposition of assets		(1,055)	(2,186)	(38)
Loss on settlement of liabilities		(49,002)	(46,968)	-
Realized loss on available-for-sale securities		-	-	(3,023)
Other income		40,078	-	-
		(2,786,978)	(3,030,368)	(3,061,499)
LOSS BEFORE INCOME TAXES		(18,005,411)	(17,362,111)	(23,397,341)

DEFERRED INCOME TAX BENEFIT		34,355	32,239	35,413
NET LOSS FOR THE YEAR		(17,971,056)	(17,329,872)	(23,361,928)

OTHER COMPREHENSIVE INCOME (LOSS),NET OF INCOME TAXES		28	(99)	(1,092)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(17,971,028)	$(17,329,971)	$(23,363,020)

NET LOSS PER SHARE, BASIC AND DILUTED	12	$(0.14)	$(0.16)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		128,244,751	106,086,782	92,397,547

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Note(s)	2017	2016	2015
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(17,971,056)	$(17,329,872)	$(23,361,928)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	11,18	3,769,370	3,084,163	5,617,748
Depreciation, amortization and accretion	4,5,10	497,728	875,724	2,193,160
Amortization of long-term debt discount	9	1,156,657	1,245,615	1,353,773
Impairment loss on mineral properties	4	297,942	97,114	349,805
Inventory write-down		60,694	-	-
Re-valuation of asset retirement obligations	4	(187,255)	(308,398)	-
Loss on disposition of assets		1,055	2,186	38
Deferred income tax benefit		(34,355)	(32,239)	(35,413)
Realized loss on available-for-sale securities		-	-	3,023
Loss on settlement of liabilities		49,002	46,968	-
Changes in operating assets and liabilities
Inventories		2,960	(23,317)	1,316,959
Prepaid expenses and deposits		190,580	(85,673)	46,866
Other current assets		(68,965)	(30,165)	(2,954)
Accounts payable and accrued liabilities	15	1,816,199	(622,713)	243,686
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(10,419,444)	(13,080,607)	(12,275,237)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	11	26,889,996	10,209,632	9,650,530
Due to related parties	8	768	(14,660)	3,426
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		26,890,764	10,194,972	9,653,956

INVESTING ACTIVITIES
Net cash received from (used in) asset acquisitions	3	34,972	(46,084)	-
Investment in mineral rights and properties		-	-	(78,626)
Purchase of property, plant and equipment		(56,407)	(18,934)	(23,041)
Purchase of equity-accounted investment		(151,676)	-	-
Increase in other long-term assets		(864,806)	-	-
Purchase of short-term investments		(16,000,671)	-	-
Redemption of short-term investments		6,000,671	-	-
Proceeds from disposition of assets		-	818	2,860
Proceeds from the release of reclamation deposits		-	-	5,663,158
Payment of surety bonds collateral		-	-	(1,690,208)
Increase in reclamation deposits		(1)	(2)	(346)
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES		(11,037,918)	(64,202)	3,873,797

NET CASH FLOWS		5,433,402	(2,949,837)	1,252,516
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		7,142,571	10,092,408	8,839,892
CASH AND CASH EQUIVALENTS, END OF YEAR		$12,575,973	$7,142,571	$10,092,408

SUPPLEMENTAL CASH FLOW INFORMATION	15

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity

Balance, July 31, 2014	90,966,558	$90,972	$208,008,312	$-	$(168,662,146)	$(13,539)	$39,423,599
Common stock
Issued for equity financing, net of issuance costs	5,280,045	5,280	7,653,859	-	-	-	7,659,139
Issued upon exercise of stock options	304,657	305	24,245	-	-	-	24,550
Stock-based compensation
Common stock issued for consulting services	1,108,390	1,111	1,849,963	-	-	-	1,851,074
Common stock issued for bonuses	174,437	173	235,317	-	-	-	235,490
Stock options issued to consultants	-	-	588,207	-	-	-	588,207
Stock options issued to management	-	-	1,617,937	-	-	-	1,617,937
Stock options issued to employees	-	-	1,325,040	-	-	-	1,325,040
Warrants
Issued for equity financing	-	-	1,418,116	-	-	-	1,418,116
Issued for equity financing as share issuance costs	-	-	206,533	-	-	-	206,533
Net loss for the year	-	-	-	-	(23,361,928)	-	(23,361,928)
Other comprehensive loss	-	-	-	-	-	(1,092)	(1,092)
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$-	$(192,024,074)	$(14,631)	$30,986,665
Common stock
Issued for equity financing, net of issuance costs	12,364,704	12,365	8,352,672	-	-	-	8,365,037
Issued upon exercise of stock options	682,167	682	224,433	-	-	-	225,115
Issued for credit facility	1,711,933	1,712	1,698,288	-	-	-	1,700,000
Issued for asset acquisition	1,333,560	1,334	1,225,541	-	-	-	1,226,875
Issued for settlement of liabilities	487,574	487	452,957	-	-	-	453,444
Stock-based compensation
Common stock issued for consulting services	1,429,650	1,429	1,370,952	-	-	-	1,372,381
Common stock issued under Stock Incentive Plan	826,782	820	725,424	-	-	-	726,244
Stock options issued to consultants	-	-	78,014	-	-	-	78,014
Stock options issued to management	-	-	735,991	-	-	-	735,991
Stock options issued to employees	-	-	171,533	-	-	-	171,533
Warrants
Warrants extension for mineral property	-	-	1,619,480	-	-	-	1,619,480
Warrants extension for credit facility	-	-	104,915	-	-	-	104,915
Warrants extension for mineral property	-	-	14,155	-	-	-	14,155
Net loss for the year	-	-	-	-	(17,329,872)	-	(17,329,872)
Other comprehensive loss	-	-	-	-	-	(99)	(99)
Balance, July 31, 2016	116,670,457	$116,670	239,701,884	$-	$(209,353,946)	$(14,730)	$30,449,878

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity

Balance, July 31, 2016	116,670,457	$116,670	$239,701,884	$-	$(209,353,946)	$(14,730)	$30,449,878
Common stock
Issued for equity financing, net of issuance costs	17,330,836	17,331	19,404,020	-	-	-	19,421,351
Issued upon exercise of stock options	264,727	266	56,659	-	-	-	56,925
Issued upon exercise of warrants	1,989,717	1,989	2,385,671	-	-	-	2,387,660
Issued for credit facility	738,503	739	1,099,261	-	-	-	1,100,000
Issued for property acquisition	61,939	62	87,555	-	-	-	87,617
Issued for mineral property	46,800	46	48,626	-	-	-	48,672
Issued for settlement of liabilities	1,015,940	1,016	1,523,634	-	-	-	1,524,650
Stock-based compensation
Common stock issued for consulting services	865,386	862	1,107,075	-	-	-	1,107,937
Common stock issued under Stock Incentive Plan	830,819	834	945,418	638,142	-	-	1,584,394
Stock options issued to consultants	-	-	469,815	-	-	-	469,815
Stock options issued to management	-	-	473,811	-	-	-	473,811
Stock options issued to employees	-	-	369,663	-	-	-	369,663
Warrants
Issued for equity financing	-	-	4,409,570	-	-	-	4,409,570
Issued for equity financing as issuance costs	-	-	614,490	-	-	-	614,490
Net loss for the year	-	-	-	-	(17,971,056)	-	(17,971,056)
Other comprehensive income	-	-	-	-	-	28	28
Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	$46,135,405

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company”) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium and titanium concentrates, on projects located in the United States and Paraguay.

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), the Company has yet to achieve profitability and has had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from sales of uranium concentrates was realized for the fiscal year ended July 31, 2017 (“Fiscal 2017”), 2016 (“Fiscal 2016”), and 2014 (“Fiscal 2014”) or for any periods prior to Fiscal 2012. Historically, the Company has been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund its operations, and this reliance is expected to continue for the foreseeable future.

On January 20, 2017, the Company completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $26.0 million, which substantially improved the Company’s working capital position. At July 31, 2017, the Company had working capital of $21.1 million including cash and cash equivalents of $12.6 million and short-term investments of $10.0 million. The existing cash resources as at July 31, 2017 are expected to provide sufficient funds to carry out the planned operations for 12 months from the date that the consolidated financial statements are issued. The Company’s continuation as a going concern for a period beyond those 12 months will be dependent upon its ability to obtain adequate additional financing, as the Company’s operations are capital intensive and future capital expenditures are expected to be substantial. The continued operations of the Company, including the recoverability of the carrying values of our assets, are dependent ultimately on the Company’s ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries, UEC Resources Ltd., UEC Concentric Merge Corp., URN Texas GP, LLC, URN South Texas Project, Ltd. and a controlled partnership, South Texas Mining Venture, L.L.P; UEC Paraguay Corp. and its subsidiary, Piedra Rica Mining S.A.; Cue Resources Ltd. and its subsidiary, Transandes Paraguay S.A.; JDL Resources Inc. and its subsidiary, Trier S.A.; CIC Resources (Paraguay) Inc. and its subsidiaries, Paraguay Resources Inc. and its subsidiary Metalicos Y No Metalicos S.R.L. (“MYNM”), Paraguay Exploration Inc. and its subsidiary Exploradora Del Paraguay S.A., Paraguay Minerals Inc. and its subsidiary, Exploraciones Almirante Grau S.A., PDL Resources Inc. and its subsidiary Rostock Industrias Mineras S.A., and PEL Minerals Inc. and its subsidiary Proyectos Mineros Parana S.A. All significant inter-company transactions and balances have been eliminated upon consolidation.

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
JULY 31, 2017

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date and the corresponding revenues and expenses for the periods reported. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares of common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, net realizable value of inventory, valuation of investments in equity, valuation of other long-term assets, and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd. and Cue Resources Ltd. maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A, MYNM, Trier S.A. and other Paraguayan subsidiaries, maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with Accounting Standards Codification (“ASC”) 830: Foreign Currency Matters, the financial statements of the Company’s subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company’s functional currency are included in the determination of net income (loss) in the period.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less.

Short-Term Investments

Short-term investments consist of highly-liquid instruments with maturities from three months to one year from the date of the initial investments.

Financial Instruments

The fair values of cash and cash equivalents, short-term investments, other current assets which includes available-for-sale securities and accounts and interest receivable, accounts payable and accrued liabilities and due to related parties amounts were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Reclamation deposits are deposits mainly invested in short-term funds at major financial institutions and their fair values were estimated to approximate their carrying values. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not significantly exposed to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents and short-term investments, but mitigates this risk by keeping deposits at major financial institutions.

Fair Value Measurements

The Company measures its available-for-sale securities at fair value in accordance with ASC 820: Fair Value Measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have resulted in the following fair value hierarchy:

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

The Company has determined that its available-for-sale securities are Level 1 financial instruments.

Equity-Accounted Investments

Investments in an entity in which the Company’s ownership is greater than 20% but less than 50%, or other facts and circumstances indicate that the Company has the ability to exercise significant influence over the operating and financing policies of an entity, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-Accounted Investments are recorded initially at cost and adjusted subsequently to recognize the Company’s share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. The Company periodically evaluates whether declines in fair values of its equity investments below the carrying value are other-than-temporary and if so, whether an impairment loss is required.

Other Long-Term Assets

Other long-term assets include future expenditures that the Company has paid in advance but will not receive benefits within one year. Expenses are recognized over the period the expenditures are used or the benefits from the expenditures are received. Transaction costs incurred in connection with acquisitions of long-term assets are also included in other long-term assets, which will be capitalized as acquisition costs if the transaction succeeds or will be written off if the transaction does not complete.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

•	Hobson processing facility: 15 years;

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

•	Mining and logging equipment and vehicles: 5 to 10 years;
•	Computer equipment: 3 years;
•	Furniture and fixtures: 5 years; and
•	Leasehold improvements: Term of lease

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

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of cash flows for settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations and the associated underlying assets. Revisions to the asset retirement obligations associated with fully depleted projects (with a carrying value of $Nil) are charged to the statement of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

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

Stock-Based Compensation

The Company follows ASC 718: Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock option awards under ASC 718. The fair value is charged to earnings over the period in which the award was earned, depending on the terms and conditions of the award and the nature of the relationship between the recipient and the Company. For employees and management, the fair value is charged to earnings on an accelerated basis over the vesting period of the award. For consultants, the fair value is charged to earnings over the term of the service period, with unvested amounts revalued at each reporting period over the service period. Forfeitures are accounted for when they occur.

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

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted ASU 2014-15 effective August 1, 2016 for the fiscal year ended July 31, 2017. Adoption of this standard has not had a significant impact on the Company’s consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09: Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), as part of its simplification initiative. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. For public business entities, ASU 2016-09 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has made an election to account for forfeitures when they occur effective August 1, 2016 for Fiscal 2017. The election of this standard has not had a significant impact on the Company’s consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Accounting Policies Not Yet Adopted

In May 2014, FASB issued ASU 2014-09, which provides a comprehensive revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition to achieve the objective of recognizing revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The five-step model includes: (i) identifying the contract; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, the Company will adopt the standard effective August 1, 2018. Companies are allowed to use either full retrospective or modified retrospective adoption. The Company continues to evaluate the impact of the adoption of this standard up to August 1, 2018 but doesn’t anticipate the adoption of this standard will have a significant impact on its consolidated financial statements.

NOTE 3:	ACQUISITON OF ALTO PARANA TITANIUM PROJECT

On March 4, 2016, the Company entered into a share purchase and option agreement (the “Share Purchase and Option Agreement”) with CIC Resources Inc. (the “CICRI”) pursuant to which the Company acquired all of the issued and outstanding shares of JDL Resources Inc. (“JDL”; the “JDL Acquisition” ), a wholly-owned subsidiary of the CICRI. As consideration, the Company issued 1,333,560 restricted common shares and paid $50,000 in cash to CICRI to complete the JDL Acquisition.

Pursuant to the Share Purchase and Options Agreement, the Company was granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “CIC Option”), a wholly-owned subsidiary of CICRI.  CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain titanium mineral concessions (collectively, the “Alto Paraná Titanium Project”), located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

On June 29, 2017, the Share Purchase and Option Agreement was amended, among other things, to increase the CIC Option payment from $250,000 to $275,000. On July 7, 2017, the Company exercised the CIC Option to acquire all of the issued and outstanding shares of CIC (the “CIC Acquisition”). As a result, the Company now controls 100% of the Alto Paraná Titanium Project, which covers an area of 174,200 acres under five mining permits.

In accordance with the terms of the Share Purchase and Option Agreement, the Company issued 664,879 restricted common shares of the Company with a fair value of $1,070,455 (the “Consideration”) to settle certain payables totaling $1,021,453, which were comprised of the CIC Option exercise payment of $275,000 and the property maintenance costs of $746,453 (included in Mineral Property Expenditures in Note 4) incurred by CIC since the execution of the Share Purchase and Option Agreement. As a result, a loss of $49,002 on settlement of liabilities was recognized on the consolidated statements of operations and comprehensive loss.

In accordance with ASC 360: Property, Plant and Equipment, the JDL Acquisition in March 2016 and the CIC Acquisition in July 2017 are accounted for as asset acquisitions as it was determined that the operations of JDL and CIC do not meet the definition of a business as defined in ASC 805: Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

At March 4, 2016, the fair value of the consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed from JDL are summarized as follows:

Consideration transferred
1,333,560 UEC common shares at $0.92 per share	$1,226,875
Cash consideration	50,000
Amount payable upon exercise the CIC Option	250,000
Transaction costs	63,090
$1,589,965

Assets acquired and liabilities assumed
Cash and cash equivalents	$3,916
Prepaid expenses	3,804
Land	344,376
Other long-term asset	1,553,388
Due to CIC	(315,519)
$1,589,965

Prior to the exercise of the CIC Option, the Company held a variable interest in CIC but was not the primary beneficiary due to the fact that the Company did not have the power over decisions that could significantly affect CIC’s economic performance. Accordingly, at July 31, 2016, the Company did not consolidate the results of CIC and instead reported as other long-term asset of $1,553,388, which effectively represented the amount paid in advance for CIC’s assets totaling $1,303,388 and $250,000 to be paid at that time for the exercise of the CIC Option.

Upon exercise of the CIC Option on July 7, 2017, the fair value of consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed from CIC are summarized as follows:

Consideration transferred
Consideration previously transferred	$1,303,388
CIC Option exercise payment	275,000
Transaction costs	57,926
$1,636,314

Assets acquired and liabilities assumed
Cash	$34,972
Prepaid expenses	18,727
Due from JDL	279,489
Mineral rights & properties	1,433,030
Accounts payable & accrued liabilities	(26,954)
Asset retirement obligation	(102,950)
$1,636,314

Prior to the exercise of the CIC Option, JDL made payments of $36,030 on behalf of CIC and as a result, the balance between JDL and CIC of $315,519, which was reported as other long-term liability at July 31, 2016, was reduced to $279,489 on July 7, 2017. Upon exercise of the CIC Option, the balance between JDL and CIC was eliminated upon consolidation.

In addition to the Consideration, the Company has also granted CICRI a 1.5% net smelter returns royalty (the “Royalty”) on the Alto Parana Titanium Project. The Company has the right, exercisable at any time for a period of six years following exercise of the CIC Option, to acquire 0.5% of the Royalty at a purchase price of $500,000. The Royalty has not been valued as part of the Consideration due to the uncertainty of the timing and amount of Royalty payments.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

The Company is required to pay annual maintenance fees totaling $146,000 for the Alto Parana Titanium Project.

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2017, the Company had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2017, annual maintenance payments of approximately $1,625,000 were required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	July 31, 2017	July 31, 2016
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,443,028
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Nichols Project	-	154,774
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,520,680	1,472,008
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	615,650
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	-
Other Property Acquisitions	91,080	234,248
	42,755,064	41,728,434
Accumulated Depletion	(3,929,884)	(3,929,884)
	38,825,180	37,798,550

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,392,196)	(2,364,019)
	17,842	46,019

Land Use Agreements	404,310	404,310
Accumulated Amortization	(315,356)	(274,928)
	88,954	129,382
	$38,931,976	$37,973,951

During Fiscal 2017, the Company abandoned the Nichols Project located in Texas and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $297,942. As a result, an impairment loss on mineral properties of $297,942 was reported on the consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

During Fiscal 2016, the Company abandoned certain mineral interests at projects located in Colorado, New Mexico and Wyoming having a combined acquisition cost of $97,114. As a result, an impairment loss on mineral properties of $97,114 was reported on the consolidated statement of operations.

During Fiscal 2015, the Company abandoned certain mineral interests which were outside of the previously established mineralized materials at the Salvo Project with a combined acquisition cost of $349,805. As a result, an impairment loss on mineral property of $349,805 was reported on the consolidated statement of operations.

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

The Palangana Mine has been the Company’s sole source for the uranium concentrates sold to generate its sales revenues during Fiscal 2015, Fiscal 2013 and 2012, with no sales revenues generated during Fiscal 2017, Fiscal 2016, Fiscal 2014 and prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. The Company’s mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

The estimated depletion and amortization of mineral rights and properties for the next five fiscal years are as follows:

Fiscal 2018	$52,028
Fiscal 2019	39,376
Fiscal 2020	11,350
Fiscal 2021	1,542
Fiscal 2022	291,132
Total	$395,428

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Mineral property expenditures incurred by major projects were as follows:

	Year Ended July 31,
	2017	2016	2015
Mineral Property Expenditures
Palangana Mine	$880,633	$1,273,002	$2,147,293
Goliad Project	114,286	92,588	105,282
Burke Hollow Project	1,020,965	1,034,888	1,316,321
Longhorn Project	32,796	10,149	66,135
Salvo Project	37,551	34,289	54,462
Anderson Project	68,303	178,212	240,519
Workman Creek Project	31,265	32,820	31,702
Slick Rock Project	44,231	53,861	53,313
Yuty Project	365,517	388,840	392,879
Oviedo Project	331,798	569,077	564,501
Alto Paraná Titanium Project (Note 3)	800,023	-	-
Other Mineral Property Expenditures	580,275	701,831	733,673
Revaluation of Asset Retirement Obligations	(187,255)	(308,398)	-
	$4,120,388	$4,061,159	$5,706,080

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

During Fiscal 2017, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $157,130, and a credit amount of revaluation of ARO totaling $187,255 being recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 10: Asset Retirement Obligations.

During Fiscal 2017 and Fiscal 2016, the Company continued with the strategic plan of reduced operations implemented in Fiscal 2014 and further reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on the Company’s consolidated financial statements.

At July 31, 2017, capitalized costs of the Palangana Mine were $6,285,898 (July 31, 2016: $6,443,028), less accumulated depletion of $3,929,884 (July 31, 2016: $3,929,884), for a net book value of $2,356,014 (July 31, 2016: $2,513,144).

Goliad Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,139-acre property located in Goliad County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2017, capitalized costs totaled $8,689,127 (July 31, 2016: $8,689,127).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Burke Hollow Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2017, capitalized costs totaled $1,495,750 (July 31, 2016: $1,495,750).

Longhorn Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2017, capitalized costs totaled $116,870 (July 31, 2016: $116,870).

Salvo Project, Texas

The Company holds various mining lease and surface use agreements granting the Company the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,514-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2017, capitalized costs totaled $14,905 (July 31, 2016: $14,905).

Anderson Project, Arizona

The Company holds an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 8,268-acre property located in Yavapai County, Arizona. At July 31, 2017, capitalized costs totaled $9,154,268 (July 31, 2016: $9,154,268).

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

During Fiscal 2017, the Company issued 46,800 restricted shares with a fair value of $48,672 as an advance royalty payment for the Workman Creek Project, which was capitalized as Mineral Rights & Properties on the consolidated balance sheet.

At July 31, 2017, capitalized costs totaled $1,520,680 (July 31, 2016: $1,472,008).

Los Cuatros Project, Arizona

The Company holds an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona. At July 31, 2017, capitalized costs totaled $257,250 (July 31, 2016: $257,250).

Slick Rock Project, Colorado

The Company holds an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

During Fiscal 2016, the Company abandoned certain mineral interests in the Slick Rock project with acquisition cost of $45,621. As a result, an impairment loss on mineral properties of $45,621 was reported on the consolidated statement of operations and comprehensive loss in Fiscal 2016.

At July 31, 2017, capitalized acquisition costs totaled $615,650 (July 31, 2016: $615,650).

Yuty Project, Paraguay

The Company holds an undivided 100% interest in one exploitation concession in the Yuty Project, a 289,680-acre property located in Paraguay. The Yuty Project is subject to an overriding royalty of $0.21 per pound of uranium produced from the Yuty Project. At July 31, 2017, capitalized costs totaled $11,947,144 (July 31, 2016: $11,947,144).

Oviedo Project, Paraguay

The Company holds an undivided 100% interest in one exploration permit in the Oviedo Project, a 464,548-acre property located in Paraguay. The Oviedo Project is subject to a 1.5% gross overriding royalty over which the Company has an exclusive right and option at any time to acquire one-half percent (0.5%) for $166,667 and a right of first refusal to acquire all or any portion of the remaining one percent (1.0%). At July 31, 2017, capitalized costs totaled $1,133,412 (July 31, 2016: $1,133,412).

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2017			July 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,681	(2,378,737)	59,944	2,438,920	(2,256,901)	182,019
Logging Equipment and Vehicles	1,971,742	(1,825,389)	146,353	1,962,895	(1,801,811)	161,084
Computer Equipment	582,980	(565,223)	17,757	586,116	(555,972)	30,144
Furniture and Fixtures	170,701	(168,248)	2,453	172,348	(167,966)	4,382
Land	519,520	-	519,520	519,520	-	519,520
	$12,502,712	$(5,711,530)	$6,791,182	$12,498,887	$(5,556,583)	$6,942,304

Hobson Processing Facility

During Fiscal 2017, no material amount of uranium concentrate was processed at the Hobson Processing Facility due to the further reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the consolidated financial statements for Fiscal 2017.

NOTE 6:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and reclamation activities in the respective states. Reclamation deposits consisted of the following:

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

	July 31, 2017	July 31, 2016
Palangana Mine	$1,102,981	$1,102,981
Hobson Processing Facility	587,228	587,228
Arizona	15,000	15,000
Wyoming	819	818
	$1,706,028	$1,706,027

NOTE 7:	EQUITY-ACCOUNTED INVESTMENT

In July 2017, the Company participated in a private placement of Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector, paying $151,676 in cash to acquire 2,000,000 common shares of URC. In addition, one officer of the Company was appointed as a member of the board of directors of URC. At the date that the consolidated financial statements are issued, the Company owns a 16.0% interest and certain officers of the Company collectively own an additional 12.8% interest in URC. As a result, the Company has the ability to exercise significant influence over URC’s operating and financial policies, and in accordance with ASC 323: Investments – Equity Method and Joint Ventures, the investment in URC is accounted for as an equity investment.

URC is a recently incorporated company with an immaterial amount of expenses incurred since the Company’s investment. As a result, the Company did not record its share of any loss from URC and at July 31, 2017, the equity-accounted investment totaled $151,676 (July 31, 2016: $Nil).

NOTE 8:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2017, the Company incurred $174,299 (Fiscal 2016: $164,566; Fiscal 2015: $148,602) in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During Fiscal 2017, the Company issued 148,368 restricted common shares with a fair value of $170,060 as settlement of the equivalent amounts owed to Blender. As a result, no gain or loss on settlement of liabilities was recognized on the consolidated statements of operation and comprehensive loss.

During Fiscal 2016, the Company issued 117,998 restricted common shares with a fair value of $109,738 as settlement of amounts owed to Blender totaling $98,371. As a result, a loss on settlement of liabilities of $11,367 was recognized on the consolidated statements of operations and comprehensive loss.

During Fiscal 2015, the Company issued 15,000 restricted common shares with a fair value of $18,150 to Blender for consulting services, which was included in general and administrative expenses.

At July 31, 2017, amounts owed to Blender totaled $768 (July 31, 2016: $Nil). These amounts are unsecured, non-interest bearing and due on demand.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

NOTE 9:	LONG-TERM DEBT

On February 9, 2016, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby the Company and the Lenders agreed to certain further amendments to the $20,000,000 senior secured credit facility (the “Credit Facility”), under which:

•	initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013; and
•	additional funding of $10,000,000 was received by the Company upon closing of the Amended Credit Facility on March 13, 2014.

The key terms of the Second Amended and Restated Credit Agreement are summarized as follows:

•	extension of the maturity date from July 31, 2017 to January 1, 2020;
•	deferral of the monthly principal payments (each of which is equal to one-twelfth of the principal balance then outstanding) commencement date from July 31, 2016 to February 1, 2019;
•	re-pricing and extension of the existing bonus warrants comprised of 2,600,000 share purchase warrants, with each warrant exercisable for one share of common stock of the Company at an exercise price reduced from $2.50 to $1.35 per share until expiry, extended by a further one and a half years from July 30, 2018 to January 30, 2020, subject to accelerated exercise whereby, upon notification by the Company, the warrant holders will have 30 days to exercise their warrants should the ten trading-day volume-weighted average price of the Company’s shares equal or exceed $2.70;
•	issuance of second extension fee shares equal to 4% of the principal balance outstanding or $800,000 paid to the Lenders by way of the issuance of 959,613 restricted common shares of the Company with a price per share based on a 10% discount to the five trading-day volume-weighted average price of the Company’s shares;
•	payment of anniversary fees to the Lenders on each of February 1, 2017, 2018 and 2019, of 5.5%, 4.5% and 4.5%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated as a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date; and
•	maintenance at all times of a working capital ratio of not less than 1:1. The working capital ratio is calculated by dividing current assets by current liabilities, excluding the effects of principal payments on the determination of working capital.

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
JULY 31, 2017

The incremental value associated with the re-pricing and extension of the bonus warrants was determined to be $104,915 and has been recorded as an additional discount on long-term debt. The incremental value was determined using the Black-Scholes option pricing model using the following assumptions:

Expected Life in Years	3.98
Expected Annual Volatility	71.10%
Expected Risk Free Interest Rate	1.00%
Expected Dividend Yield	0.00%

At July 31, 2017, long-term debt consisted of the following:

	July 31, 2017	July 31, 2016
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(745,165)	(801,822)
Long-term debt, net of unamortized discount	$19,254,835	$19,198,178

During Fiscal 2017, and pursuant to the terms of the Second Amended and Restated Credit Agreement, the Company issued 738,503 restricted common shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to the Lenders.

In Fiscal 2017, the amortization of debt discount totaled $1,156,657 (Fiscal 2016: $1,245,615; Fiscal 2015: $1,353,773), which was recorded as interest expense and included in the consolidated statements of operations and comprehensive loss.

During Fiscal 2016, prior to the execution of the Second Amended and Restated Credit Agreement, and pursuant to the terms of the Amended and Restated Credit Agreement of March 13, 2014, the Company paid bonus shares to its lenders through the issuance of 752,320 restricted common shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at July 31, 2015.

The shares issued to the Lenders either as an anniversary fee or as a bonus have been recorded as discounts on long-term debt, which are amortized using the effective interest rate over the life of the long-term debt.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2017 are as follows:

Fiscal 2018	$-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at the Palangana Mine, Hobson Processing Facility and the Alto Parana Titanium Project pilot plant in Paraguay.

Balance, July 31, 2016	$3,746,464
Accretion	224,873
Assumed from CIC Acquisition	102,950
Revision in estimate of asset retirement obligations	(344,385)
Balance, July 31, 2017	$3,729,902

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

During Fiscal 2017 and Fiscal 2016, the ARO for the Palangana Mine was revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, ARO liabilities associated with the Palangana Mine were reduced by $344,385 (Fiscal 2016: $452,505), the corresponding mineral rights and properties were reduced by $157,130 (Fiscal 2016: $144,107) and a credit amount of re-valuation of ARO totaling $187,255 (Fiscal 2016: $308,398) was recognized as a result of a downward adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine.

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2017	July 31, 2016
Undiscounted amount of estimated cash flows	$7,098,581	$6,650,255

Payable in years	5.0 to 17	4.1 to 15
Inflation rate	1.37% to 2.14%	1.15% to 2.25%
Discount rate	5.48% to 6.40%	5.02% to 8.00%

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2018	$-
Fiscal 2019	-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	148,391
Remaining balance	6,950,190
$7,098,581

NOTE 11:	CAPITAL STOCK

Equity Financing

We filed a Form S-3 shelf registration statement, which was declared effective on January 10, 2014 (the “2014 Shelf”). The 2014 Shelf provided for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

On January 20, 2017, the Company completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254 (the “January 2017 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit is comprised of one share of the Company and one-half of one share purchase warrant, however, as a result of rounding, since the Company will not issue fractional shares, there were only actually 9,571,929 whole warrants issued instead of 9,571,934 whole warrants. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.00 per share, exercisable six months and expiring three years from the date of issuance. In connection with the January 2017 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 906,516 shares of our Company, exercisable at an exercise price of $2.00 per share and expiring three years from the date of issuance.

The shares were valued at the Company’s closing price of $1.54 per share at January 20, 2017. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	1.50%
Expected Annual Volatility	76.96%
Expected Contractual Life in Years	3.00
Expected Annual Dividend Yield	0.00%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

The net proceeds from the January 2017 Offering were allocated to the fair values of the shares and share purchase warrants as presented below:

Fair Value of Shares	$26,689,487
Fair Value of Share Purchase Warrants	5,873,932
Total Fair Value Before Allocation to Net Proceeds	$32,563,419

Gross Proceeds	$25,996,254
Share Issuance Costs - Cash	(1,550,843)
Net Cash Proceeds Received	$24,445,411

Relative Fair Value Allocation to:
Shares	$20,035,841
Share Purchase Warrants	4,409,570
$24,445,411

On March 10, 2016, the Company completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 (the “March 2016 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit is comprised of one share of the Company and half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share of the Company for a three year period from the date of issuance. The Company issued share purchase warrants to agents as part of share issuance costs to purchase 411,997 shares of the Company exercisable at a price of $1.20 per share also for a three year period.

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
$9,984,517

On June 25, 2015, the Company completed a public offering of 5,000,000 units at a price of $2.00 per unit for gross proceeds of $10,000,000 (the “June 2015 Offering”) pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant being exercisable at a price of $2.35 for a three year period to purchase one share of the Company. The Company issued share purchase warrants to agents as part of share issuance costs to purchase 350,000 shares of the Company exercisable at a price of $2.35 per share for a three year period.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

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
$9,108,365

During Fiscal 2015, the Company completed a sale of 280,045 shares at a price of $1.70 per share for gross proceeds of $474,788 through the “at-the-market” offerings pursuant to a Controlled Equity OfferingSM Sales Agreement effective December 31, 2013 between Cantor Fitzgerald & Co. and the Company.

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”), and as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Share Transactions

A summary of the Company’s share transactions for Fiscal 2017, Fiscal 2016, and Fiscal 2015 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2014	90,966,558
Equity Financing	5,280,045	1.70	2.00	7,659,139
Consulting Services	1,108,390	1.07	2.90	1,851,074
Options Exercised (1)	304,657	0.33	1.32	24,550
Share Bonuses	174,437	1.35	1.35	235,490
Balance, July 31, 2015	97,834,087
Equity Financing	12,364,704	0.85	0.85	9,984,517
Credit Facility	1,711,933	0.83	1.20	1,700,000
Asset Acquisition	1,333,560	0.92	0.92	1,226,875
Settlement of Current Liabilities	487,574	0.93	0.93	453,444
Consulting Services	1,429,650	0.72	1.38	1,372,381
Options Exercised	682,167	0.33	0.33	225,115
Shares Issued Under Stock Incentive Plan	826,782	0.73	1.08	726,244
Balance, July 31, 2016	116,670,457
Equity Financing	17,330,836	1.50	1.50	25,996,254
Credit Facility	738,503	1.49	1.49	1,100,000
Asset Acquisition	61,939	1.35	1.43	87,617
Mineral Property	46,800	1.04	1.04	48,672
Settlement of Current Liabilities	1,015,940	1.03	1.54	1,524,650
Consulting Services	865,386	0.86	1.64	1,107,937
Warrants Exercised	1,989,717	1.20	1.20	2,387,660
Options Exercised (2)	264,727	0.45	1.32	146,448
Shares Issued Under Stock Incentive Plan	830,819	0.88	1.61	946,252
Balance, July 31, 2017	139,815,124

(1) 535,000 options were exercised on a forfeiture basis resulting in 230,267 net shares issued.

(2) 309,634 options were exercised on a forfeiture basis resulting in 162,227 net shares issued.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2014	5,009,524	$2.38
Issued	2,850,000	2.35
Balance, July 31, 2015	7,859,524	2.38
Issued	6,594,348	1.20
Expired	(500,000)	1.00
Balance, July 31, 2016	13,953,872	1.65
Issued	9,571,929	2.00
Exercised	(1,989,717)	1.20
Expired	(1,859,524)	2.60
Balance, July 31, 2017	19,676,560	$1.78

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

A summary of share purchase warrants outstanding and exercisable at July 31, 2017 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	4,604,631	March 10, 2019	1.61
1.35	2,600,000	January 30, 2020	2.50
1.95	50,000	June 3, 2018	0.84
2.00	9,571,929	January 20, 2020	2.47
2.35	2,850,000	June 25, 2018	0.90
$1.78	19,676,560		2.04

On February 9, 2016, as part of the terms of the Second Amended and Restated Credit Agreement, the 2,600,000 bonus warrants originally issued under the Credit Agreement were re-priced to $1.35 from $2.50 and extended by one and a half years to January 30, 2020. Refer to Note 9.

Stock Options

At July 31, 2017, we had one stock option plan, the 2017 Stock Incentive Plan (the “2017 Plan”).  The 2017 Plan provides for not more than 22,439,420 shares of the Company that may be issued and consists of (i) 12,305,500 shares issuable pursuant to awards previously granted that were outstanding under the 2016 Stock Incentive Plan (the “2016 Plan”); (ii) 4,133,920 shares remaining available for issuance under the 2016 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2017 Plan.  The 2017 Plan superseded and replaced the Company’s 2016 Plan, which superseded and replaced the Company’s prior 2015, 2014, 2013, 2009 and 2006 Stock Incentive Plans (collectively the “Stock Incentive Plan”), such that no further shares are issuable under those prior plans.

During Fiscal 2017, the Company granted stock options under the Stock Incentive Plan to the Company’s directors, officers, employees and consultants to purchase a total of 672,500 shares of the Company exercisable from $0.93 to $1.35 per share over a five-year term.

During Fiscal 2016, the Company granted stock options under the Stock Incentive Plan to the Company’s directors, officers, employees and consultants to purchase a total of 3,033,000 shares of the Company exercisable from $0.93 to $1.32 per share over a five-year term.

During Fiscal 2015, the Company granted stock options under the Stock Incentive Plan to the Company’s directors, officers, employees and consultants to purchase a total of 7,640,000 shares of the Company exercisable from $1.20 to $1.32 per share over a five-year term.

The majority of these stock options are subject to an 18-month vesting provision whereby at the end of each of the first three, six, 12 and 18 months after the grant date, 25% of the total stock option grant becomes exercisable.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

A summary of stock options granted by the Company during Fiscal 2017, including corresponding grant date fair values and assumptions using the Black-Scholes option pricing model, is as follows:

Date of Grant	Options Granted	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 2, 2016	182,500	$0.93	5	$90,222	2.90	0.78%	0.00%	84.14%
August 12, 2016	190,000	1.12	5	106,339	2.90	0.81%	0.00%	78.07%
December 9, 2016	50,000	1.07	5	25,999	2.50	1.29%	0.00%	80.90%
December 9, 2016	100,000	1.07	5	53,819	2.90	1.40%	0.00%	77.87%
March 13, 2017	50,000	1.33	5	36,314	2.90	1.65%	0.00%	85.80%
April 4, 2017	50,000	1.35	5	36,785	2.90	1.44%	0.00%	85.86%
May 9, 2017	50,000	1.35	5	35,524	2.90	1.54%	0.00%	82.10%
Total	672,500			$385,002

A continuity schedule of outstanding stock options for the underlying common shares at July 31, 2017, and the changes during the periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance, July 31, 2014	7,987,214	$2.10	4.97
Granted	7,640,000	1.32	4.10
Exercised	(609,390)	1.16	3.87
Expired	(15,599)	5.13	-
Forfeited	(126,250)	2.52	6.20
Cancelled	(4,294,000)	2.59	5.59
Balance, July 31, 2015	10,581,975	1.38	3.68
Granted	3,033,000	1.02	4.65
Exercised	(682,167)	0.33	0.01
Expired	(1,950)	5.90	-
Forfeited	(825,000)	1.48	0.02
Balance, July 31, 2016	12,105,858	1.34	3.36
Granted	672,500	1.11	4.24
Exercised	(412,134)	0.56	-
Expired	(100,724)	4.35	-
Forfeited	(5,000)	0.93	-
Balance, July 31, 2017	12,260,500	$1.33	2.45

At July 31, 2017, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $4,910,235 (vested: $4,473,982 and unvested: $436,253).

At July 31, 2017, the unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Incentive Plan was $187,530 expected to be recognized over 0.62 years.

A summary of stock options outstanding and exercisable at July 31, 2017 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2017	Weighted Average Exercise Price	Exercisable at July 31, 2017	Weighted Average Exercise Price
$0.45 to $0.99	2,980,500	$0.79	2,484,750	$0.76
$1.00 to $1.99	8,007,500	1.29	7,737,500	1.29
$2.00 to $3.86	1,272,500	2.89	1,272,500	2.89
	12,260,500	$1.33	11,494,750	$1.35

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2017

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2017, Fiscal 2016, and Fiscal 2015 is as follows:

	Year Ended July 31,
	2017	2016	2015
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$1,184,660	$1,630,635	$1,869,074
Stock options issued to consultants	469,815	78,014	588,207
	1,654,475	1,708,649	2,457,281
Stock-Based Compensation for Management
Common stock issued to management	686,584	262,130	105,998
Stock options issued to management	473,811	735,991	1,617,937
	1,160,395	998,121	1,723,935
Stock-Based Compensation for Employees
Common stock issued to employees	584,837	205,860	111,492
Stock options issued to employees	369,663	171,533	1,325,040
	954,500	377,393	1,436,532
	$3,769,370	$3,084,163	$5,617,748

NOTE 12:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Year Ended July 31,
	2017	2016	2015
Numerator
Net Loss for the Year	$(17,971,056)	$(17,329,872)	$(23,361,928)

Denominator
Basic Weighted Average Number of Shares	128,244,751	106,086,782	92,397,547
Dilutive Stock Options and Warrants	-	-	-
Diluted Weighted Average Number of Shares	128,244,751	106,086,782	92,397,547

Net Loss per Share, Basic and Diluted	$(0.14)	$(0.16)	$(0.25)

For Fiscal 2017, Fiscal 2016 and Fiscal 2015, all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since the Company reported net losses for those periods and their effects would be anti-dilutive.

NOTE 13:	INCOME TAXES

At July 31, 2017, the Company had U.S. and Canadian net operating loss carry-forwards of approximately $160.7 million and $5.8 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2017	2016	2015
Federal income tax provision rate	35.00%	35.00%	35.00%
State income tax provision rate, net of federal income tax effect	0.43%	0.35%	0.32%
Total income tax provision rate	35.43%	35.35%	35.32%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2017	2016	2015
Loss before income taxes	$(18,005,411)	$(17,362,111)	$(23,397,341)
Corporate tax rate	35.43%	35.35%	35.32%
Expected tax recovery	(6,379,317)	(6,137,506)	(8,263,941)
Increase (decrease) resulting from
Foreign tax rate differences	185,700	230,148	223,980
Permanent differences	446,377	806,736	1,473,225
Prior year true-up	(804,822)	(647,307)	50,025
State tax rate true-up	(223,770)	(105,843)	(205,285)
Property acquisition	(491,798)	-	-
Foreign exchange rate differences	(3,248)	129,015	144,242
Other	81,660	59,705	62,398
Change in valuation allowance	7,149,654	5,627,606	6,474,775
Tax adjustment from operations	(39,564)	(37,446)	(40,581)
Unrealized loss, other comprehensive loss	5,209	5,207	5,168
Deferred income tax benefit	(34,355)	$(32,239)	$(35,413)

The Company has incurred taxable losses for all years since inception and accordingly, no provision for current income tax has been recorded for the current or any prior fiscal year. During Fiscal 2017, the Company recorded a deferred income tax benefit of $34,355 (Fiscal 2016: $32,239; Fiscal 2015: $35,413) on the consolidated statements of operations.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2017	2016	2015
United States	$(17,303,682)	$(16,488,447)	$(22,612,974)
Canada	45,316	54,216	158,616
Paraguay	$(747,045)	(927,880)	(942,983)
	(18,005,411)	$(17,362,111)	$(23,397,341)

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2017	July 31, 2016
Deferred tax assets (liabilities)
Mineral property acquisitions	$2,533,819	$1,917,796
Exploration costs	10,950,241	10,648,043
Stock option expense	7,031,732	7,081,853
Depreciable property	(367,164)	(66,912)
Inventories	(5,471,486)	(3,632,178)
Asset retirement obligations	(130,740)	(220,209)
Other	179,518	271,468
Loss carry forward	57,989,069	49,565,476
	72,714,989	65,565,337
Valuation allowance	(72,720,198)	(65,570,544)
Deferred tax assets	(5,209)	(5,207)
Deferred tax assets, other comprehensive loss	5,209	5,207

Deferred tax liabilities
Mineral property acquisition	(609,470)	(643,825)
Net deferred tax liabilities	$(609,470)	$(643,825)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,319,644
July 31, 2031	14,420,187
July 31, 2032	15,014,013
July 31, 2033	16,332,007
July 31, 2034	21,605,546
July 31, 2035	19,357,683
July 31, 2036	18,490,648
July 31, 2037	19,087,066
$160,714,784

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	1,035,403
July 31, 2031	2,210,551
July 31, 2032	761,843
July 31, 2033	69,854
July 31, 2034	61,769
July 31, 2035	41,173
July 31, 2036	9,917
$5,772,475

NOTE 14:	SEGMENTED INFORMATION

The Company currently operates in a single reportable segment and is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2017, long-term assets located in the U.S. were $33,543,723 or 69% of the Company’s total long-term assets of $48,585,837.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2017
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,780,728	$10,932,199	$705,464	$-	$14,513,585	$38,931,976
Property, Plant and Equipment	6,414,329	-	-	11,185	365,668	6,791,182
Reclamation Deposits	1,690,209	15,000	819	-	-	1,706,028
Equity-Accounted Investment	-	-	-	151,676	-	151,676
Other Long-Term Assets	422,769	-	582,206	-	-	1,004,975
Total Long-Term Assets	$21,308,035	$10,947,199	$1,288,489	$162,861	$14,879,253	$48,585,837

	July 31, 2016
	United States
Balance Sheet Items	Texas	Arizona	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$13,191,408	$10,891,861	$810,127	$-	$13,080,555	$37,973,951
Property, Plant and Equipment	6,573,079	-	-	14,909	354,316	6,942,304
Reclamation Deposits	1,690,209	15,000	818	-	-	1,706,027
Other Long-Term Assets	-	-	-	-	1,553,388	1,553,388
Total Long-Term Assets	$21,454,696	$10,906,861	$810,945	$14,909	$14,988,259	$48,175,670

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

The table below provides a breakdown of the Company’s operating results by geographic segment. All intercompany transactions have been eliminated.

	Year Ended July 31, 2017
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	60,694	-	-	-	-	60,694
Mineral property expenditures	2,450,834	101,628	70,588	-	1,497,338	4,120,388
General and administrative	7,053,270	33,761	3,933	3,063,839	86,878	10,241,681
Depreciation, amortization and accretion	487,288	-	996	8,088	1,356	497,728
Impairment loss on mineral property	185,942	8,334	103,666	-	-	297,942
	10,238,028	143,723	179,183	3,071,927	1,585,572	15,218,433
Loss from operations	(10,238,028)	(143,723)	(179,183)	(3,071,927)	(1,585,572)	(15,218,433)

Other income (expenses)	(2,772,617)	(18,914)	-	636	3,917	(2,786,978)
Loss before income taxes	$(13,010,645)	$(162,637)	$(179,183)	$(3,071,291)	$(1,581,655)	$(18,005,411)

	Year Ended July 31, 2016
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$-	$-	$-	$-	$-	$-

Costs and Expenses:
Cost of sales	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	2,733,007	236,717	133,518	-	957,917	4,061,159
General and administrative	6,447,801	205,591	2,724	2,636,514	5,116	9,297,746
Depreciation, amortization and accretion	857,966	-	2,821	8,142	6,795	875,724
Impairment loss on mineral property	-	-	97,114	-	-	97,114
	10,038,774	442,308	236,177	2,644,656	969,828	14,331,743
Loss from operations	(10,038,774)	(442,308)	(236,177)	(2,644,656)	(969,828)	(14,331,743)

Other income (expenses)	(3,012,281)	(18,965)	-	850	28	(3,030,368)
Loss before income taxes	$(13,051,055)	$(461,273)	$(236,177)	$(2,643,806)	$(969,800)	$(17,362,111)

	Year Ended July 31, 2015
Statement of Operations	United States
	Texas	Arizona	Other States	Canada	Paraguay	Total
Sales	$3,080,000	$-	$-	$-	$-	$3,080,000

Costs and Expenses:
Cost of sales	2,326,674	-	-	-	-	2,326,674
Inventory write-down	-	-	-	-	-	-
Mineral property expenditures	4,227,720	289,676	231,305	-	957,379	5,706,080
General and administrative	9,702,423	194,910	19,317	3,284,772	29,418	13,230,840
Depreciation, amortization and accretion	1,776,845	-	2,635	12,026	10,937	1,802,443
Impairment loss on mineral properties	349,805	-	-	-	-	349,805
	18,383,467	484,586	253,257	3,296,798	997,734	23,415,842
Loss from operations	(15,303,467)	(484,586)	(253,257)	(3,296,798)	(997,734)	(20,335,842)

Other income (expenses)	(3,042,084)	(19,785)	-	(120)	490	(3,061,499)
Loss before income taxes	$(18,345,551)	$(504,371)	$(253,257)	$(3,296,918)	$(997,244)	$(23,397,341)

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION

During Fiscal 2017, the Company issued 865,386 (Fiscal 2016: $1,429,650; Fiscal 2015: 1,108,390) restricted common shares with a fair value of $1,107,937 (Fiscal 2016: $1,372,381; Fiscal 2015: $1,851,074) for consulting services.

During Fiscal 2017, the Company issued 846,069 shares with a fair value of $967,369 to the Company’s directors, officers, employees and consultants under its Stock Incentive Plan. During Fiscal 2016, the Company issued 826,782 shares with a fair value of $726,244 to the Company’s directors, officers, employees and consultants under its Stock Incentive Plan. During Fiscal 2015, the Company issued 174,437 bonus shares with a fair value of $235,490 to the Company’s directors, officers, employees and consultants under its Stock Incentive Plan.

During Fiscal 2017, the Company paid $1,622,222 (Fiscal 2016: $1,626,667; Fiscal 2015: $1,484,444) in cash for interest on the long-term debt. During Fiscal 2017, the Company paid $117,069 (Fiscal 2016: $114,145; Fiscal 2015: $112,681) in surety bond premiums.

During Fiscal 2016, the Company entered into a Share Purchas and Option Agreement with CICRI, pursuant to which the Company acquired all of the issued and outstanding shares of JDL. As consideration, the Company paid $50,000 in cash and issued 1,333,560 restricted common shares with a fair value of $1,226,875 to CICRI.

During Fiscal 2017, the Company exercised the CIC Option in accordance with the Share Purchase and Option Agreement and issued 664,879 restricted common shares with a fair value of $1,070,455 as consideration to settle certain payables totaling $1,021,453.

During Fiscal 2017, the Company also issued 351,061 restricted common shares with a fair value of $454,195 as settlement of certain payables totaling $454,195.

During Fiscal 2016, the Company issued 487,574 restricted common shares with a fair value of $453,444 as settlement of certain payables totaling $406,476.

During Fiscal 2017, the Company issued 46,800 restricted common shares with a fair value of $48,672 as part of an annual advance royalty payment for the Workman Creek Project.

NOTE 16:	COMMITMENTS AND CONTINGENCIES

The Company is renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $19,318. Office lease agreements for the United States and Canada expire between July 2018 and March 2021 respectively.

The aggregate minimum payments over the next five years are as follows:

Fiscal 2018	$219,135
Fiscal 2019	81,730
Fiscal 2020	82,134
Fiscal 2021	54,756
Fiscal 2022	-
$437,755

The Company is committed to pay its key executives a total of $712,000 per year for management services.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any material legal proceedings pending or that have been threatened against the Company.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

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

JULY 31, 2017

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the “Securities Case”), seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss and on July 15, 2016, the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 the Fifth Circuit dismissed the Securities Case pursuant to the plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the Securities Case’s dismissal.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015 (the “Federal Derivative Case”), seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company has filed a motion to dismiss. The plaintiff ultimately abandoned the Federal Derivative case, which the Court dismissed on or about November 17, 2016. No settlement payments or any other consideration was paid by the Company to the plaintiff in connection with the plaintiff’s abandonment of the Federal Derivative Case.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the Plaintiff filed a notice of appeal with the Court and, as of the date of this Annual Report, the Court has not set a briefing date deadline.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

NOTE 17:	ACQUISITION OF RENO CREEK PROJECT

On May 9, 2017, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Pacific Road Capital A Pty Ltd., as trustee for Pacific Road Resources Fund A (“Fund A”), Pacific Road Capital B Pty Ltd., as trustee for Pacific Road Resources Fund B (“Fund B”), and Pacific Road Holdings S.à.r.l. (“Luxco”; and collectively with Fund A and Fund B are referred to as the “Pacific Road Funds”) to acquire from the Pacific Road Funds and Bayswater Holdings Inc.(“BHI”), a wholly-owned subsidiary of Bayswater Uranium Corporation, all of the issued and outstanding shares (the “Purchased Shares”) of Reno Creek Holdings Inc. (“RCHI”) (the “Reno Creek Acquisition”) and, indirectly thereby, 100% of its fully permitted Reno Creek in-situ recovery uranium project (the “Reno Creek Project”) located in the Powder River Basin, Wyoming.

Pursuant to the terms of the Share Purchase Agreement, the Company agreed to reimburse all costs and expenses (the “Reimbursable Expenses”) incurred by RCHI and its subsidiaries in the ordinary course of business from the effective date of the Share Purchase Agreement to the closing date.

On August 7, 2017, the Company entered into an amending agreement (the “Amending Agreement”) with each of the original Pacific Road Resources Funds (“PRRF”) and, by tag-along right, BHI, and together with PRRF the (the “Reno Creek Vendors”), whereby the Company and the Reno Creek Vendors agreed that the amount to be distributed from RCHI’s subsidiaries to RCHI totalled $1,743,666 (the “Approved Distribution”), which was comprised of the Reimbursable Expenses, and the amount of cash on hand held by RCHI’s subsidiaries at the time.

On August 9, 2017, the Company completed the Reno Creek Acquisition pursuant to the Share Purchase Agreement to acquire all of the issued and outstanding shares of RCHI and therefore obtained 100% ownership interests in RCHI, of which 97.27% was from PRRF and 2.73% was from BHI.

In connection with the Reno Creek Acquisition, the Company paid the following consideration:

•	a cash payment of $909,930;
•	14,392,927 common shares of the Company;
•	an additional 241,821 common shares at a deemed price of $1.406 per share in settlement of certain insurance costs of $340,000 incurred by the Company and RCHI at closing;
•	11,308,728 warrants of the Company (each a “Warrant”), with each Warrant entitling the holder to acquire one share of the Company at an exercise price of $2.30 per share for a period of five years from the date of issuance. The Warrants have an accelerator clause which provides that, in the event that the closing price of common shares of the Company on its principally traded exchange is equal to or greater than $4.00 per share for a period of 20 consecutive trading days, the Company may accelerate the expiry date of the Warrants to within 30 days by providing written notice to the holders;
•	a 0.5% net profits interest royalty, capped at $2.5 million; and
•	transaction costs of $779,510.

In connection with the Reno Creek Acquisition, the Company also issued 353,160 common shares at a deemed price of $1.406 per share in settlement of the Reimbursable Expenses totalling $483,829, which will be expensed on the consolidated financial statements for the three months ending October 31, 2017.

In accordance with ASC 360: Property, Plant and Equipment, the Reno Creek Acquisition will be accounted for as an asset acquisition as it is determined that the operations of Reno Creek do not meet the definition of a business as defined in ASC 805: Business Combinations.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

The fair value of the consideration paid and the allocation to the identifiable assets acquired and liabilities assumed are summarized as follows:

Consideration paid
14,634,748 UEC common shares at $1.37 per share	$20,049,605
11,308,728 UEC share purchase warrants at $0.45 per warrant	5,088,928
Cash payment	909,930
Transaction costs	779,509
$26,827,972

Assets acquired and liabilities assumed
Cash and cash equivalents	$1,247,170
Prepaid expenses	319,874
Reclamation deposits	73,973
Land & buildings	257,000
Mineral rights & properties	25,003,928
Asset retirement obligations	(73,973)
$26,827,972

The Reno Creek Project is located in the Powder River Basin, Campbell County, Wyoming, approximately 80 miles northeast of Casper.

NOTE 18:	SUBSEQUENT EVENT

Subsequent to July 31, 2017, the Company paid Fiscal 2017 bonuses to the Company’s directors, officers, employees and consultants, which were paid in the form of cash, compensation shares (the “Bonus Shares”) and stock options. The Bonus Shares were issued and the stock options were granted under the Company’s Stock Incentive Plan. The cash bonus of $393,800 and withholding amounts associated with the Bonus Shares were included in accounts payable and accrued liabilities, and 398,839 Bonus Shares with a fair value of $638,142 was reported as share issuance obligations on the company’s consolidated balance sheet as at July 31, 2017. The stock options to purchase a total of 1,854,000 shares of the Company are exercisable at $1.28 per share vesting over a period of 24 months with a term of five years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer (Principal Executive Officer) and Director
Date: October 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal Executive Officer) and Director
Date: October 13, 2017

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: October 13, 2017

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: October 13, 2017

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: October 13, 2017

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 13, 2017

By:	/s/ David Kong
David Kong
Director
Date: October 13, 2017

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 13, 2017