Form 10-Q
period 2017-10-31
URANIUM ENERGY CORP
filed 2017-12-11
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 156,150,568 shares of common stock outstanding as of December 6, 2017.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Note(s)	October 31, 2017	July 31, 2017

CURRENT ASSETS
Cash and cash equivalents		$9,952,105	$12,575,973
Short-term investments		8,603,700	10,000,000
Inventories		211,662	211,662
Prepaid expenses and deposits	3	1,304,636	685,992
Other current assets		102,068	117,770
		20,174,171	23,591,397

MINERAL RIGHTS AND PROPERTIES	4,5	64,534,247	38,931,976
PROPERTY, PLANT AND EQUIPMENT	6	7,140,701	6,791,182
RECLAMATION DEPOSITS		1,780,001	1,706,028
EQUITY-ACCOUNTED INVESTMENT	7	260,465	151,676
OTHER LONG-TERM ASSETS		634,362	1,004,975
		$94,523,947	$72,177,234

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,542,020	$2,446,854
Due to related parties	8	3,258	768
		1,545,278	2,447,622

DEFERRED INCOME TAX LIABILITIES	4	1,263,246	609,470
LONG-TERM DEBT	9	19,552,257	19,254,835
ASSET RETIREMENT OBLIGATIONS	10	3,857,977	3,729,902
		26,218,758	26,041,829

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares
authorized, 155,954,055 shares issued and outstanding
(July 31, 2017 - 139,815,214)	11	155,954	139,815
Additional paid-in capital		300,044,396	272,697,152
Share issuance obligation	11	-	638,142
Accumulated deficit		(231,880,842)	(227,325,002)
Accumulated other comprehensive loss		(14,319)	(14,702)
		68,305,189	46,135,405
		$94,523,947	$72,177,234

COMMITMENTS AND CONTINGENCIES	15
SUBSEQUENT EVENT	16

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Three Months Ended October 31,
	Note(s)	2017	2016
COSTS AND EXPENSES
Mineral property expenditures	4,5	$1,676,700	$890,118
General and administrative	8,11	2,254,962	2,282,238
Depreciation, amortization and accretion	5,6,10	90,335	151,352
Impairment loss on mineral properties	5	-	143,168
Inventory write-down		-	60,694
		4,021,997	3,527,570
LOSS FROM OPERATIONS		(4,021,997)	(3,527,570)

OTHER INCOME (EXPENSES)
Interest income		62,982	4,163
Interest expenses and finance costs	9	(740,292)	(738,103)
Other income		25,490	-
Share of gain from equity-accounted investment	7	108,789	-
		(543,031)	(733,940)
LOSS BEFORE INCOME TAXES		(4,565,028)	(4,261,510)

DEFERRED INCOME TAX BENEFIT		9,188	8,816
NET LOSS FOR THE PERIOD		(4,555,840)	(4,252,694)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES		383	(40)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,555,457)	$(4,252,734)

NET LOSS PER SHARE, BASIC AND DILUTED	12	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		154,133,517	117,099,921

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended October 31,
	Note(s)	2017	2016
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(4,555,840)	$(4,252,694)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	11	640,679	985,261
Depreciation, amortization and accretion	5,6,10	90,335	151,352
Amortization of long-term debt discount	9	297,422	295,329
Impairment loss on mineral properties		-	143,168
Inventory write-down		-	60,694
Deferred income tax benefit		(9,188)	(8,816)
Share of gain from equity-accounted investment	7	(108,789)	-
Reimbursable Expenses for Reno Creek Acquisition	4	483,829	-
Changes in operating assets and liabilities
Inventories		-	2,960
Prepaid expenses and deposits		(138,375)	(471,806)
Other current assets		16,085	17,795
Accounts payable and accrued liabilities		(853,734)	225,987
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(4,137,576)	(2,850,770)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		-	36,000
Due to a related party	8	2,490	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		2,490	36,000

INVESTING ACTIVITIES
Net cash received from asset acquisition	4	215,065	-
Purchase of property, plant and equipment		(2,311)	-
Increase in other long-term assets		(97,836)	-
Purchase of short-term investments		(8,603,700)	-
Redemption of short-term investments		10,000,000	-
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES		1,511,218	-

NET CASH FLOWS		(2,623,868)	(2,814,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		12,575,973	7,142,571
CASH AND CASH EQUIVALENTS, END OF PERIOD		$9,952,105	$4,327,801

SUPPLEMENTAL CASH FLOW INFORMATION	14

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	46,135,405
Common stock
Issued upon exercise of stock options	66,516	67	(67)	-	-	-	-
Issued for Reno Creek Acquisition	14,852,450	14,853	20,317,764	-	-	-	20,332,617
Issued for Reimbursable Expenses for Reno Creek Acquisition	353,160	353	483,476	-	-	-	483,829
Issued for mineral property	46,134	46	61,774	-	-	-	61,820
Issued for settlement of liabilities	104,706	105	141,573	-	-	-	141,678
Stock-based compensation
Common stock issued for consulting services	124,469	124	192,279	-	-	-	192,403
Common stock issued under Stock Incentive Plan	591,496	591	784,738	(638,142)	-	-	147,187
Stock options issued to consultants	-	-	(169)	-	-	-	(169)
Stock options issued to management	-	-	94,331	-	-	-	94,331
Stock options issued to employees	-	-	182,617	-	-	-	182,617
Warrants
Issued in connection with Reno Creek Acquisition	-	-	5,088,928	-	-	-	5,088,928
Net loss for the period	-	-	-	-	(4,555,840)	-	(4,555,840)
Other comprehensive income	-	-	-	-	-	383	383
Balance, October 31, 2017	155,954,055	$155,954	$300,044,396	$-	$(231,880,842)	$(14,319)	68,305,189

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company” or “we”) are engaged in uranium and titanium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates and titanium minerals, on projects located in the United States and Paraguay.

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the three months ended October 31, 2017, or for the fiscal years ended July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) and July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of its common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At October 31, 2017, we had working capital of $18.6 million including cash and cash equivalents of approximately $10.0 million and short-term investments of approximately $8.6 million. The existing cash resources as at October 31, 2017 are expected to provide sufficient funds to carry out our planned operations for the next 12 months from the date that the condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the Fiscal 2017. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the three months ended October 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018 (“Fiscal 2018”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including for the Palangana Mine. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since we commenced the extraction of mineralized materials at the Palangana Mine without having established proven or probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time we exit the Exploration Stage by establishing proven or probable reserves.  Expenditures relating to exploration activities such as drilling programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in us reporting larger losses than if it had been in the Production Stage due to the expensing, rather than capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

NOTE 3:	PREPAID EXPENSES AND DEPOSITS

At October 31, 2017, prepaid expenses and deposits consisted of the following:

	October 31, 2017	July 31, 2017
Prepaid Property Renewal Fees	$581,913	$189,845
Prepaid Insurance	193,497	91,073
Prepaid Listing and Subscriptions	47,070	60,289
Prepaid License Fees	164,542	16,389
Prepaid Surety Bond Premium	9,738	38,952
Deposits and Expense Advances	92,860	86,439
Other Prepaid Expenses	215,016	203,005
	$1,304,636	$685,992

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

NOTE 4:	ACQUISITION OF RENO CREEK PROJECT

On August 9, 2017,we completed the acquisition of all of the issued and outstanding shares of Reno Creek Holdings Inc. (“RCHI”) and, indirectly thereby, 100% of its fully permitted Reno Creek in-situ recovery uranium project (the “Reno Creek Project”) located in the Powder River Basin, Wyoming, from each of the Pacific Roads Resources Funds (collectively, “PRRF”; as to 97.27% of RCHI) and Bayswater Holdings Inc. (as to the remaining 2.73% of RCHI; and, collectively with PRRF, the “Reno Creek Vendors”), in accordance with the terms and conditions of a certain Share Purchase Agreement, dated May 9, 2017, as amended by a certain Amending Agreement, dated August 7, 2017 (collectively, the “Share Purchase Agreement”; and, collectively, the “Reno Creek Acquisition”).

Pursuant to the terms of the original Share Purchase Agreement, we agreed to reimburse all costs and expenses (the “Reimbursable Expenses”) incurred by RCHI and its subsidiaries in the ordinary course of business from the effective date of the Share Purchase Agreement to closing, and, pursuant to the Amending Agreement, we also agreed with that the amount to be distributed from RCHI’s subsidiaries to RCHI at closing totalled $1,743,666, which was comprised of the Reimbursable Expenses and the amount of cash on hand held by RCHI’s subsidiaries at the time.

In connection with the completion of the Reno Creek Acquisition, we paid the following consideration:

•	a cash payment of $909,930;
•	14,392,927 shares of the Company;
•	an additional 241,821 shares at a deemed price of $1.406 per share in settlement of certain insurance costs of $340,000 incurred by the Company and RCHI at closing;
•	11,308,728 warrants of the Company (each a “Warrant”), with each Warrant entitling the holder to acquire one share of the Company at an exercise price of $2.30 per share for a period of five years from the date of issuance. The Warrants have an accelerator clause which provides that, in the event that the closing price of the shares of the Company on its principally traded exchange is equal to or greater than $4.00 per share for a period of 20 consecutive trading days, the Company may accelerate the expiry date of the Warrants to within 30 days by providing written notice to the holders;
•	a 0.5% net profits interest royalty, capped at $2.5 million; and
•	transaction costs of $779,509, of which $283,013 was paid by issuance of 217,702 shares.

In connection with the Reno Creek Acquisition, we also issued 353,160 common shares in settlement of the Reimbursable Expenses totalling $483,829, which was included in the mineral property expenditures on the condensed consolidated financial statements for the three months ended October 31, 2017.

In accordance with ASC 360: Property, Plant and Equipment, the Reno Creek Acquisition was accounted for as an asset acquisition as it was determined that the operations of the Reno Creek Project do not meet the definition of a business as defined in ASC 805: Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

The fair value of the consideration paid and the allocation to the identifiable assets acquired and liabilities assumed are summarized as follows:

Consideration paid
14,634,748 UEC common shares at $1.37 per share	$20,049,605
11,308,728 UEC share purchase warrants at $0.45 per warrant	5,088,928
Cash payment	909,930
Transaction costs	779,509
$26,827,972

Assets acquired and liabilities assumed
Cash and cash equivalents	$1,247,170
Prepaid expenses	319,874
Reclamation deposits	73,973
Land & buildings	370,085
Mineral rights & properties	25,553,807
Asset retirement obligations	(73,973)
Deferred tax liabilities	(662,964)
$26,827,972

The Reno Creek Project is comprised of U.S. federal mineral lode claims, state mineral leases, and various private mineral leases, and surface use agreements which grant us the exclusive right to explore, develop and mine for uranium on a 19,437-acre area in Campbell County, Wyoming. The mineral leases and surface use agreements are subject to certain royalty interests with terms ranging from 5 to 15 years, some of which have extension provisions.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2017, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At October 31, 2017, annual maintenance payments of approximately $1,719,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	October 31, 2017	July 31, 2017
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,582,500	1,520,680
Los Cuatros Project	257,250	257,250
Slick Rock Project	615,650	615,650
Reno Creek Project	25,553,807	-
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	68,370,691	42,755,064
Accumulated Depletion	(3,929,884)	(3,929,884)
	64,440,807	38,825,180

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,395,445)	(2,392,196)
	14,593	17,842

Land Use Agreements	404,310	404,310
Accumulated Amortization	(325,463)	(315,356)
	78,847	88,954
	$64,534,247	$38,931,976

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, for any of our mineral projects. We have established the existence of mineralized materials for certain mineral projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the three months ended October 31, 2017, we issued 46,134 restricted shares with a fair value of $61,820 as an advance royalty payment for the Workman Creek Project, which was capitalized as Mineral Rights & Properties on the consolidated balance sheet as at October 31, 2017.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

During the three months ended October 31, 2016, we abandoned certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $143,168 was reported on the condensed consolidated statements of operations for the three months ended October 31, 2016.

During the three months ended October 31, 2017 and 2016, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on the condensed consolidated financial statements for the three months ended October 31, 2017 and 2016, respectively.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended October 31,
	2017	2016
Mineral Property Expenditures
Palangana Mine	$239,315	$201,372
Goliad Project	22,816	30,030
Burke Hollow Project	334,237	39,641
Longhorn Project	2,808	147
Salvo Project	6,934	8,166
Anderson Project	15,457	15,234
Workman Creek Project	8,283	8,248
Slick Rock Project	13,613	12,346
Reno Creek Project	723,390	-
Yuty Project	90,968	89,675
Oviedo Project	62,196	146,668
Alto Paraná Titanium Project	39,611	112,768
Other Mineral Property Expenditures	117,072	225,823
	$1,676,700	$890,118

During the three months ended October 31, 2017, and in connection with the Reno Creek Acquisition, we issued 353,160 restricted shares as settlement of the Reimbursable Expenses totalling $483,829, which was included in the mineral property expenditures on the condensed consolidated statements of operations for the three months ended October 31, 2017. Refer to Note 4: Acquisition of Reno Creek Project.

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	October 31, 2017			July 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,681	(2,390,575)	48,106	2,438,681	(2,378,737)	59,944
Logging Equipment and Vehicles	1,971,742	(1,831,764)	139,978	1,971,742	(1,825,389)	146,353
Computer Equipment	585,291	(568,209)	17,082	582,980	(565,223)	17,757
Furniture and Fixtures	170,701	(168,389)	2,312	170,701	(168,248)	2,453
Land and Buildings	889,605	(1,537)	888,068	519,520	-	519,520
	$12,875,108	$(5,734,407)	$7,140,701	$12,502,712	$(5,711,530)	$6,791,182

During the three months ended October 31, 2017 and 2016, no uranium concentrate was processed at the Hobson Processing Facility due to the reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the consolidated financial statements for the three months ended October 31, 2017 and 2016, respectively.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

During the three months ended October 31, 2017, in connection with the Reno Creek Acquisition, we acquired certain buildings with total acquisition costs of $297,518, which will be depreciated over the estimated useful life of 20 years using the straight line method.

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

We acquired a total of 2,000,000 shares of Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector, for a total consideration of $151,676. In addition, one of our officers was appointed as a member of the board of directors of URC. As at October 31, 2017, we own a 14.5% interest in URC and certain of our officers collectively own an additional 11.6% interest in URC. As a result, our ability to exercise significant influence over URC’s operating and financing policies continues to exist as at October 31, 2017.

During the three months ended October 31, 2017, the change in fair value of the investment in URC is summarized as below:

Balance, July 31, 2017	$151,676
Share of loss from URC	(20,367)
Gain on ownership interest dilution	129,156
Balance, October 31, 2017	$260,465

NOTE 8:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2017 and 2016, we incurred $37,311 and $35,115, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the three months ended October 31, 2017 and 2016, we issued 104,706 and 88,822 restricted common shares with a fair value of $141,678 and $91,488, respectively, as settlement of the equivalent amounts owed to Blender.

At October 31, 2017, the amount owing to Blender was $3,258 (July 31, 2017: $768).

NOTE 9:	LONG-TERM DEBT

As at October 31, 2017, long-term debt consisted of the following:

	October 31, 2017	July 31, 2017
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(447,743)	(745,165)
Long-term debt, net of unamortized discount	$19,552,257	$19,254,835

For the three months ended October 31, 2017 and 2016, the amortization of debt discount totaled $297,422 and $295,329, respectively, which was recorded as interest expense and included in the condensed consolidated statements of operations and comprehensive income.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

The aggregate yearly maturities of the long-term debt based on principal amounts outstanding at October 31, 2017, are as follows:

Fiscal 2018	$-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations (“ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2017	$3,729,902
Accretion	54,102
Assumed from Reno Creek Acquisition	73,973
Balance, October 31, 2017	$3,857,977

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2017	July 31, 2017
Undiscounted amount of estimated cash flows	$7,275,504	$7,098,581

Payable in years	5.0 to 17	5.0 to 17
Inflation rate	1.37% to 2.14%	1.37% to 2.14%
Discount rate	5.48% to 6.40%	5.48% to 6.40%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2018	$-
Fiscal 2019	-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	148,391
Remaining balance	7,127,113
$7,275,504

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

NOTE 11:	CAPITAL STOCK

Share Transactions

A summary of the share transactions for the three months ended October 31, 2017 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2017	139,815,124
Mineral Property	46,134	$1.34	$1.34	$61,820
Reno Creek Acquisition	14,852,450	1.30	1.37	20,332,617
Reimbursable Expenses for Reno Creek Acquisition	353,160	1.37	1.37	483,829
Consulting Services	124,469	1.19	1.73	192,403
Options Exercised (1)	66,516	0.45	0.93	31,860
Settlement of Current Liabilities	104,706	1.35	1.35	141,678
Shares Issued Under Stock Incentive Plan	591,496	1.28	1.60	785,329
Balance, October 31, 2017	155,954,055

(1) 111,250 stock options were exercised on a forfeiture basis, resulting in 66,516 net shares being issued.

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at October 31, 2017 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	4,604,631	March 10, 2019	1.36
1.35	2,600,000	January 30, 2020	2.25
1.95	50,000	June 3, 2018	0.59
2.00	9,571,929	January 20, 2020	2.22
2.30	11,308,728	August 9, 2022	4.77
2.35	2,850,000	June 25, 2018	0.65
$1.97	30,985,288		2.88

During the three months ended October 31, 2017, in connection with the Reno Creek Acquisition, we issued 11,308,728 Warrants, with each Warrant entitling the holder to acquire one share of the Company at an exercise price of $2.30 per share for a period of five years from the date of issuance. Refer to Note 4: Acquisition of Reno Creek Project.

Stock Options

At October 31, 2017, we had one stock option plan, the 2017 Stock Incentive Plan (the “2017 Plan”).  The 2017 Plan provides for not more than 22,439,420 shares of the Company that may be issued and consists of (i) 12,305,500 shares issuable pursuant to awards previously granted that were outstanding under the 2016 Stock Incentive Plan (the “2016 Plan”); (ii) 4,133,920 shares remaining available for issuance under the 2016 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2017 Plan.  The 2017 Plan superseded and replaced our 2016 Plan, which superseded and replaced our prior 2015, 2014, 2013, 2009 and 2006 Stock Incentive Plans (collectively the “Stock Incentive Plan”), such that no further shares are issuable under those prior plans.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

During the three months ended October 31, 2017, we granted stock options under the Stock Incentive Plan to certain directors, officers, employees and consultants to purchase a total of 1,854,000 shares of the Company exercisable at $1.28 per share with a term five years.

The majority of these stock options are subject to a 24-month vesting provision whereby at the end of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

A summary of stock options granted by the Company during the three months ended October 31, 2017, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 22, 2017	1,754,000	$1.28	5.00	$1,112,090	3.10	1.49%	0.00%	73.68%
August 22, 2017	100,000	1.28	5.00	67,998	2.90	1.46%	0.00%	83.16%
Total	1,854,000			$1,180,088

A continuity schedule of outstanding stock options for the underlying shares for the three months ended October 31, 2017 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2017	12,260,500	$1.33
Granted	1,854,000	1.28
Exercised	(111,250)	0.50
Balance, October 31, 2017	14,003,250	$1.33

At October 31, 2017, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $741,003 (vested: $741,003 and unvested: $Nil).

At October 31, 2017, unrecognized stock-based compensation expense related to the unvested portion of stock options granted under the Stock Incentive Plan totaled $903,486 to be recognized over the next 1.10 years.

A summary of stock options outstanding and exercisable at October 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at October 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at October 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.45 to $1.06	2,869,250	$0.80	2.71	2,419,125	$0.78	2.51
$1.07 to $2.00	9,861,500	1.29	2.64	7,822,500	1.29	2.08
$2.01 to $3.86	1,272,500	2.89	2.67	1,272,500	2.89	2.67
	14,003,250	$1.33	2.65	11,514,125	$1.36	2.24

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2017	2016
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$281,179	$269,132
Stock options issued to consultants	(169)	78,272
	281,010	347,404
Stock-Based Compensation for Management
Common stock issued to management	35,014	88,200
Stock options issued to management	94,331	245,019
	129,345	333,219
Stock-Based Compensation for Employees
Common stock issued to employees	175,322	110,346
Stock options issued to employees	182,617	194,292
	357,939	304,638

Settlement of share issuance obligation	(127,615)	-
	$640,679	$985,261

On August 22, 2017, we issued 398,839 shares with a fair value of $510,529 under the Stock Incentive Plan as settlement of the share issuance obligations totaling $638,142, which represented the fair value of the Fiscal 2017 share bonuses made by the Company as at July 31, 2017 under the Stock Incentive Plan. The change in fair value of $127,615 between the measurement date of July 31, 2017 and the issuance date of August 22, 2017 was recorded as a credit to the stock-based compensation for the three months ended October 31, 2017.

NOTE 12:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended October 31,
	2017	2016
Numerator
Net Loss for the Period	$(4,555,840)	$(4,252,694)

Denominator
Basic Weighted Average Number of Shares	154,133,517	117,099,921
Dilutive Stock Options and Warrants	-	-
Diluted Weighted Average Number of Shares	154,133,517	117,099,921

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.04)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

For the three months ended October 31, 2017 and 2016, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 13:	SEGMENTED INFORMATION

We currently operate in two reportable segments, which are uranium and titanium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium and titanium minerals.

At October 31, 2017, the long-term assets located in the United States totaled $59,207,031 or 80% of our total long-term assets of $74,349,776.

The table below provides a breakdown of the long-term assets by geographic segments:

	October 31, 2017
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,767,622	$10,994,018	$25,553,807	$705,215	$-	$14,513,585	$64,534,247
Property, Plant and Equipment	6,402,159	-	369,847	-	10,022	358,673	7,140,701
Reclamation Deposits	1,690,209	15,000	74,792	-	-	-	1,780,001
Equity-Accounted Investment	-	-	-	-	260,465	-	260,465
Other Long-Term Assets	328,642	-	305,720	-	-	-	634,362
Total Long-Term Assets	$21,188,632	$11,009,018	$26,304,166	$705,215	$270,487	$14,872,258	$74,349,776

	July 31, 2017
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,780,728	$10,932,199	$-	$705,464	$-	$14,513,585	$38,931,976
Property, Plant and Equipment	6,414,329	-	-	-	11,185	365,668	6,791,182
Reclamation Deposits	1,690,209	15,000	-	819	-	-	1,706,028
Equity-Accounted Investment	-	-	-	-	151,676	-	151,676
Other Long-Term Assets	422,769	-	582,206	-	-	-	1,004,975
Total Long-Term Assets	$21,308,035	$10,947,199	$582,206	$706,283	$162,861	$14,879,253	$48,585,837

The tables below provide a breakdown of our operating results by geographic segments for the three months ended October 31, 2017 and 2016. All intercompany transactions have been eliminated.

	Three Months Ended October 31, 2017
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$716,624	$23,740	$723,391	$20,170	$-	$192,775	$1,676,700
General and administrative	1,453,871	3,389	32,432	1,122	695,927	68,221	2,254,962
Depreciation, amortization and accretion	85,786	-	1,613	249	2,082	605	90,335
Impairment loss on mineral properties	-	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-	-
	2,256,281	27,129	757,436	21,541	698,009	261,601	4,021,997
Loss from operations	(2,256,281)	(27,129)	(757,436)	(21,541)	(698,009)	(261,601)	(4,021,997)

Other income (expenses)	(659,980)	(4,767)	781	-	108,789	12,146	(543,031)
Loss before income taxes	$(2,916,261)	$(31,896)	$(756,655)	$(21,541)	$(589,220)	$(249,455)	$(4,565,028)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

	Three Months Ended October 31, 2016
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$499,284	$23,761	$-	$17,962	$-	$349,111	$890,118
General and administrative	1,657,463	21,643	-	1,067	578,857	23,208	2,282,238
Depreciation, amortization and accretion	148,045	-	-	249	1,977	1,081	151,352
Impairment loss on mineral properties	31,168	8,334	-	103,666	-	-	143,168
Inventory write-down	60,694	-	-	-	-	-	60,694
	2,396,654	53,738	-	122,944	580,834	373,400	3,527,570
Loss from operations	(2,396,654)	(53,738)	-	(122,944)	(580,834)	(373,400)	(3,527,570)

Other income (expenses)	(729,210)	(4,767)	-	-	-	37	(733,940)
Loss before income taxes	$(3,125,864)	$(58,505)	$-	$(122,944)	$(580,834)	$(373,363)	$(4,261,510)

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2017 and 2016, we issued 124,469 and 166,926 restricted shares with a fair value of $192,403 and $175,908, respectively, for consulting services.

During the three months ended October 31, 2017 and 2016, we issued 192,657 and 292,957 shares with a fair value of $274,801 and $291,770, respectively, as compensation to certain management, employees and consultants of the Company under the Stock Incentive Plan.

During the three months ended October 31, 2017, we issued 398,839 shares with a fair value of $510,528 as settlement of share issuance obligations of $638,142 relating to the Fiscal 2017 share bonuses made by the Company under the Stock Incentive Plan.

During the three months ended October 31, 2017 and 2016, we paid $408,889 and $408,889, respectively, in cash for interest on the long-term debt.

During the three months ended October 31, 2017 and 2016, we issued 104,706 and 88,822 restricted shares with a fair value of $141,678 and $91,488, respectively, as settlement of certain of the Company’s accounts payable.

During the three months ended October 31, 2017 and 2016, we issued 46,134 and 46,800 restricted shares with a fair value of $61,820 and $48,672, respectively, as an advance royalty payment for the Workman Creek Project.

During the three months ended October 31, 2017, we issued 14,634,748 restricted shares and paid $909,930 in cash as consideration to acquire the Reno Creek Project. In addition, we issued 353,160 restricted shares as payment of the Reimbursable Expenses totalling $483,829, and issued 217,702 restricted shares with a fair value of $283,012 as payment of certain transaction costs.

NOTE 15:	COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $19,062. Office lease agreements for the United States and Canada expire between July 2018 and March 2021.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

The aggregate minimum rental and lease payments over the next five fiscal years are as follows:

Fiscal 2018	$166,078
Fiscal 2019	86,516
Fiscal 2020	86,957
Fiscal 2021	57,971
Fiscal 2022	-
$397,522

We are committed to paying our key executives a total of $707,000 per year for various management services.

We are subject to ordinary routine litigation incidental to our business. Except as disclosed below, we are not aware of any material legal proceedings pending or that have been threatened against the Company.

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
October 31, 2017
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

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015 (the “Federal Derivative Case”), seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. The Company filed a motion to dismiss. The plaintiff ultimately abandoned the Federal Derivative Case, which the Court dismissed on or about November 17, 2016. No settlement payments or any other consideration was paid by the Company to the plaintiff in connection with the plaintiff’s abandonment of the Federal Derivative Case

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively, with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the Plaintiff filed a notice of appeal with the Court.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017
(Unaudited)

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the Federal District Court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation and recommended that the Board of Directors reject the demand. After considering the committee’s recommendation and all other material information relevant to the investigation, the Board of Directors voted to reject the demand letter.

At any given time, we may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  We does not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position, results of operations or cash flows.

NOTE 16:	SUBSEQUENT EVENT

Subsequent to October 31, 2017, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Uranerz Energy Corporation (“Uranerz”), a wholly owned subsidiary of Energy Fuels Inc., to acquire 100% of its advanced stage North Reno Creek project (“North Reno Creek Project”) located immediately adjacent to and within our existing Reno Creek Project permitting boundary in the Powder River Basin, Wyoming.

According to the Definitive Purchase Agreement, we will provide to Uranerz the following consideration at the closing of this transaction:

(a)        $2,940,000 in cash; and

(b)        $2,450,000 in shares of the Company (each, a “UEC Share”), with the number of UEC Shares to be calculated based on a deemed issuance price per UEC Share based on the volume weighted average price of our common shares on the NYSE American for the five trading days immediately prior to the closing date of the Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (“MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2017, and our Form 10-K Annual Report for the fiscal year ended July 31, 2017, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2017, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2017, our most recently completed year end, to October 31, 2017, and our results of operations for the three months ended October 31, 2017 and 2016, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2017.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2017.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At October 31, 2017, we had no uranium supply or off-take agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as the central processing site (the “hub”) for the Palangana Mine and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”). The Hobson Processing Facility has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually.

We acquired the fully permitted Reno Creek Project in August 2017 and expanded our operations to the strategic Powder River Basin in Wyoming.

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, and Texas and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of the uranium mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Since we completed the acquisition of the Alto Paraná Titanium Project located in Paraguay in July 2017, we are also involved in titanium mining and related activities, including exploration, development, extraction and processing of titanium minerals such as ilmenite.

Our operating and strategic framework is based on expanding our uranium and titanium extraction activities, which includes advancing certain projects with established mineralized materials towards extraction, and establishing additional mineralized materials on our existing uranium and titanium projects or through the acquisition of additional projects.

During the three months ended October 31, 2017, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the three months ended October 31, 2017:

Burke Hollow Project

During the three months ended October 31, 2017, we continued to advance the applications of the Radioactive Material License for the Burke Hollow Project after receipt of the Mine Area Permit and Aquifer Exemption in Fiscal 2017 and two Class I disposal well permits in Fiscal 2016. The Radioactive Material License application remains under technical review by the TCEQ.

During the three months ended October 31, 2017, we completed a drilling campaign initiated in April 2017 and drilled 132 exploration holes totaling 58,020 feet at the Burke Hollow Project.

Yuty Project

During the three months ended October 31, 2017, we continued work on the Preliminary Economic Assessment in accordance with the provisions of National Instrument 43-101 for the Yuty Project. Initial leach testing performed by a United States laboratory on split core samples from the Yuty Project clearly demonstrated that acceptable uranium recoveries can be achieved upon optimization of the chemistry. Additional testing to refine the leach chemistry for the Yuty Project will be undertaken throughout the remainder of calendar 2017.

Acquisition of Reno Creek Project

On August 9, 2017, we completed our acquisition of all of the issued and outstanding shares of RCHI and, indirectly thereby, 100% of its fully permitted Reno Creek Project located in the Powder River Basin, Wyoming, in accordance with the terms and conditions of the Share Purchase Agreement, dated May 9, 2017, as amended by an Amending Agreement, dated August 7, 2017.

Refer to Note 4: Acquisition of Reno Creek Project of the Notes to the Condensed Consolidated Financial Statements for the three months ended October 31, 2017.

Acquisition of North Reno Creek Project

Subsequent to October 31, 2017, we entered into a definitive Purchase Agreement with Uranerz, a wholly owned subsidiary of Energy Fuels Inc., to acquire 100% of its advanced stage North Reno Creek Project, located immediately adjacent to and within our existing Reno Creek Project permitting boundary located in the Powder River Basin, Wyoming.

According to the Purchase Agreement, we will provide to Uranerz the following consideration at the closing of the Purchase Agreement:

(a)        $2,940,000 in cash; and

(b)        $2,450,000 in UEC Shares, with the number of UEC Shares to be calculated based on a deemed issuance price per UEC Share based on the volume weighted average price of our common shares on the NYSE American for the five trading days immediately prior to the closing date of the Purchase Agreement.

Acquisition of the North Reno Creek Project will add further scale to our existing Reno Creek Project and enable us to realize significant project synergies in the consolidated development in the Powder River Basin area.

Results of Operations

For the three months ended October 31, 2017 and 2016, we recorded net losses of $4,555,840 ($0.03 per share) and $4,252,694 ($0.04 per share), respectively. Costs and expenses during the three months ended October 31, 2017 and 2016, were $4,021,997 and $3,527,570, respectively.

During the three months ended October 31, 2017 and 2016, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended October 31, 2017 and 2016. At October 31, 2017, the total value of inventories was $211,662 (July 31, 2017: $211,662).

Costs and Expenses

For the three months ended October 31, 2017, costs and expenses totaled $4,021,997 and $3,527,570, comprised of, mineral property expenditures of $1,676,700 and $890,118, general and administrative expenditures of $2,254,962 and $2,282,238, depreciation, amortization and accretion of $90,335 and $151,352, impairment loss on mineral properties of $Nil and $143,168, and an inventory write-down of $Nil and $60,694 respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our projects.

During the three months ended October 31, 2017 and 2016, mineral property expenditures totaled $1,676,700 and $890,118, of which $320,926 and $345,388, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility.

During the three months ended October 31, 2017, pursuant to the Share Purchase Agreement and in connection with the closing of the Reno Creek Acquisition, we paid Reimbursable Expenses of $483,829 for the property maintenance costs incurred at the Reno Creek Project prior to the closing of the Reno Creek Acquisition, which were included in the mineral property expenditures for the three months ended October 31, 2017.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended October 31,
	2017	2016
Mineral Property Expenditures
Palangana Mine	$239,315	$201,372
Goliad Project	22,816	30,030
Burke Hollow Project	334,237	39,641
Longhorn Project	2,808	147
Salvo Project	6,934	8,166
Anderson Project	15,457	15,234
Workman Creek Project	8,283	8,248
Slick Rock Project	13,613	12,346
Reno Creek Project	723,390	-
Yuty Project	90,968	89,675
Oviedo Project	62,196	146,668
Alto Paraná Titanium Project	39,611	112,768
Other Mineral Property Expenditures	117,072	225,823
	$1,676,700	$890,118

General and Administrative

During the three months ended October 31, 2017 and 2016, general and administrative expenses totaled $2,254,962 and $2,282,238, respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

•	for the three months ended October 31, 2017, salaries, management and consulting fees totaled $453,128, which was consistent with $425,900 for the three months ended October 31, 2016.

•	for the three months ended October 31, 2017, office, insurance, filing and listing fees, investor relations, and travel expenses totaled $778,521, which increased by $104,078 compared to $674,443 for the three months ended October 31, 2016, primarily as a result of increased advisory and consulting fees, travel and office expenses during the period;

•	for the three months ended October 31, 2017, professional fees totaled $382,634, which increased by $186,000 compared to $196,634 for the three months ended October 31, 2016. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three months ended October 31, 2017, stock-based compensation totaled $640,679, which decreased by $344,582 compared to $985,261 for the three months ended October 31, 2016. The decrease was primarily the result of a re-valuation of stock options to consultants at a lower price at October 31, 2017, and decreased amortization of fair value of stock options for management and employees. During the three months ended October 31, 2017 and 2016, we continued to utilize equity-based payments to compensate certain directors, officers and employees and for certain consulting services as part of our continuing efforts to reduce cash outlays. In August 2017, we granted approximately 1.8 million stock options, and in July and August 2016 we granted approximately two million stock options to certain of our directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting periods of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2017, depreciation, amortization and accretion totaled $90,335, which decreased by $61,017, compared to $151,352 for the three months ended October 31, 2016. This decrease was primarily the result of certain property and equipment having reached full depreciation or amortization and less accretion expenses on the reduced asset retirement obligations associated with the Palangana Mine as a result of downward revisions during Fiscal 2016 and Fiscal 2017.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During the three months ended October 31, 2017, we did not record any impairment loss on our mineral properties, while for the three months ended October 31, 2016, we recorded an impairment loss on mineral properties of $143,168 as a result of abandonment of certain mineral interests at projects located in Arizona, Colorado and New Mexico.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2017, interest and finance costs totaled $740,292, which have remained consistent compared to $738,103 for the three months ended October 31, 2016.

For the three months ended October 31, 2017, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889, amortization of debt discount of $297,422, and amortization of annual surety bond premium of $29,214.

For the three months ended October 31, 2016, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889, amortization of debt discount of $295,329, and amortization of annual surety bond premium of $29,118.

Share of gain from equity-accounted investment

During the three month ended October 31, 2017, we recorded share of gain from equity-accounted investment of $108,789, which was comprised of a gain on ownership interest dilution of $129,156, offset by the share of loss from URC of $20,367.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Sales	$-	$-	$-	$-
Net loss	(4,555,840)	(5,587,130)	(3,798,864)	(4,332,369)
Total comprehensive loss	(4,555,457)	(5,587,076)	(3,798,892)	(4,332,327)
Basic and diluted loss per share	(0.03)	(0.04)	(0.03)	(0.04)
Total assets	94,523,947	72,177,234	74,946,960	76,665,928

	For the Quarters Ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Sales	$-	$-	$-	$-
Net loss	(4,252,694)	(3,777,278)	(3,679,055)	(4,801,505)
Total comprehensive loss	(4,252,734)	(3,777,095)	(3,678,919)	(4,801,724)
Basic and diluted loss per share	(0.04)	(0.03)	(0.03)	(0.05)
Total assets	53,562,227	56,176,311	59,558,492	49,982,462

Liquidity and Capital Resources

	October 31, 2017	July 31, 2017
Cash and cash equivalents	$9,952,105	$12,575,973
Current assets	20,174,171	23,591,397
Current liabilities	1,545,278	2,447,622
Working capital	18,628,893	21,143,775

At October 31, 2017, we had working capital of $18,628,893, which decreased by $2,514,882 from our working capital of $21,143,775 at July 31, 2017. Current assets include $9,952,105 in cash and cash equivalents and $8,603,700 in short-term investments, which are the largest components of current assets. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. We have also relied to a limited extent, on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012; however, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including continuing with our exploration and pre-extraction activities and acquiring additional mineral projects. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our mineral projects.

Our anticipated operations including exploration and pre-extraction activities, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of commodities, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2017 continues or weakens further during Fiscal 2018;

•	if the weakness in the market price of our common stock experienced in Fiscal 2017 continues or weakens further during Fiscal 2018;

•	if we default on making scheduled payments of fees and complying with the restrictive covenants as required under our Credit Facility, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against our key assets securing our indebtedness; and

•	if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2018, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional mineral projects and to continue with exploration and pre-extraction activities and mining activities on our existing mineral projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable mineral and to develop these into profitable mining activities.

Equity Financings

We filed a Form S-3 shelf registration statement, which was declared effective on January 10, 2014 (the “2014 Shelf”), providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million. We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”), and, as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million.

As at October 31, 2017, a total of $33.7 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings under our 2014 Shelf, with a remaining available balance of $66.3 million under the 2017 Shelf, as follows:

•	2,850,000 shares of our common stock (the “2015 Warrant Shares”) issuable from time to time upon the exercise of 2,850,000 whole common share purchase warrants at a price of $2.35 per 2015 Warrant Share issued by us on June 25, 2015 as part of a unit offering on the same date representing the aggregate exercise price of $6.7 million should they be exercised in full;
•	6,594,348 shares of our common stock (the “2016 Warrant Shares”) issuable from time to time upon the exercise of 6,594,348 whole common share purchase warrants at a price of $1.20 per 2016 Warrant Share issued by us on March 10, 2016 as part of a unit offering on the same date representing the aggregate exercise price of $7.9 million should they be exercised in full; and

•	9,571,929 shares of our common stock (the “2017 Warrant Shares”) issuable from time to time upon the exercise of 9,571,929 whole common share purchase warrants at a price of $2.00 per 2017 Warrant Share issued by us on January 20, 2017 as part of a unit offering on the same date representing the aggregate exercise price of $19.1 million should they be exercised in full.

Debt Financing

On February 9, 2016, we entered into the second amended credit agreement (the “Second Amended Credit Agreement”) with our lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby we and the Lenders agreed to certain further amendments to our $20,000,000 senior secured credit facility (the “Credit Facility), under which:

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

The Second Amended Credit Agreement supersedes, in their entirety, the Amended and Restated Credit Agreement dated March 13, 2014, and the original Credit Agreement dated July 30, 2013, with the Lenders.

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the three months ended October 31, 2017, and Note 9: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2017.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2017 and 2016 was $4,137,576 and $2,850,770 respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the three months ended October 31, 2017, net cash provided by financing activities was $2,490 as a result of a change in amount due to a related party. During the three months ended October 31, 2016, we received net cash of $36,000 from the exercise of stock options.

Investing Activities

During the three months ended October 31, 2017, net cash provided by investing activities was $1,511,218, primarily from net cash of $215,065 received from the Reno Creek Acquisition, and cash received from the redemption of short-term investments totaling $10,000,000, offset by cash used in the purchase of short-term investments of $8,603,700, and a $97,836 increase in other long-term assets.

Stock Options and Warrants

At October 31, 2017, we had stock options outstanding representing 14,003,250 shares at a weighted-average exercise price of $1.33 per share and share purchase warrants outstanding representing 30,985,288 shares at a weighted-average exercise price of $1.97 per share. At October 31, 2017, outstanding stock options and warrants represented a total 44,988,538 shares issuable for gross proceeds of approximately $79.6 million should these stock options and warrants be exercised in full. At October 31, 2017, outstanding in-the-money stock options and warrants represented a total of 2,869,250 shares exercisable for gross proceeds of approximately $2.3 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended October 31, 2017 and 2016, we incurred $37,311 and $35,115, respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to us.

During the three months ended October 31, 2017 and 2016, we issued 104,706 and 88,822 restricted shares with a fair value of $141,678 and $91,488, respectively, as settlement of the equivalent amounts owed to Blender.

At October 31, 2017, the amount owing to Blender was $3,258 (July 31, 2017: $768).

Material Commitments

Long-Term Debt Obligations

At October 31, 2017, we have made all scheduled payments and complied with all of the covenants under the Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data in our Form 10-K Annual Report for Fiscal 2017.

Refer to “Critical Accounting Policies” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Annual Report for Fiscal 2017.

Subsequent Events

We had no other material subsequent events to report other than those disclosed in the Note 16: Subsequent Event to the Condensed Consolidated Financial Statements, and in the “Mineral Rights and Properties” section under this MD&A in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for Fiscal 2017.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, other than as disclosed below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject, and no director, officer, affiliate or record or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder is: (i) a party adverse to us or any of our subsidiaries in any legal proceeding; or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding. Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the Plaintiff filed a notice of appeal with the Court.

The Company’s Board of Directors received a shareholder demand letter dated September 10, 2015 relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against the Company’s Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the Federal District Court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation, and recommended that the Board of Directors reject the demand. After considering the committee’s recommendation and all other material information relevant to the investigation, the Board of Directors voted to reject the demand letter.

Item 1A.	Risk Factors

In addition to the information contained in our Form 10-K Annual Report for Fiscal 2017, and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2017.

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

As more fully described under Item 1. Business, in our Form 10-K Annual Report for Fiscal 2017, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $231.9 million at October 31, 2017. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2017, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At October 31, 2017, we had working capital of $18.6 million including cash and cash equivalents of $10.0 million and short-term investments of $8.6 million. The existing cash resources as at October 31, 2017 are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that this Quarterly Report is issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, and the Reno Creek Project located in the Powder River Basin, Wyoming, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive and we will require significant additional financing to acquire additional mineral projects and continue with our exploration and pre-extraction activities on our existing projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional projects and continuing with our exploration and pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing we would not be able to fund our operations or continue with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our projects.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2017, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the three months ended October 31, 2017, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

Success in mineral exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable material is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the material ceases to be economically recoverable. Exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable material, in which case the project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable material and develop these projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our projects.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $3.9 million on our balance sheet at October 31, 2017, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $3.9 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electrical generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the operations and prospects of us. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electrical generation.

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

The titanium industry is affected by global economic factors, including risks associated with volatile economic conditions, and the market for many titanium products is cyclical and volatile, and we may experience depressed market conditions for such products.

Titanium is used in many "quality of life" products for which demand historically has been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for products and, as a result, may have an adverse effect on our results of operations and financial condition. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the industries in which we operate.

Historically, the market for large volume titanium applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization resulting in declining prices and margins. The volatility this market experiences occurs as a result of significant changes in the demand for products as a consequence of global economic activity and changes in customers' requirements. The supply-demand balance is also impacted by capacity additions or reductions that result in changes of utilization rates. In addition, titanium margins are impacted by significant changes in major input costs such as energy and feedstock. Demand for titanium depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of titanium in advance of anticipated price increases or defer purchases of titanium in advance of anticipated price decreases. The cyclicality and volatility of the titanium industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

The uranium and titanium industries are highly competitive and we may not be successful in acquiring additional projects.

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

The titanium industry is concentrated and highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources or those that are vertically integrated, which could have a material adverse effect on our business, results of operations and financial condition.

The global titanium market is highly competitive, with the top six producers accounting for approximately 60% of the world's production capacity. Competition is based on a number of factors, such as price, product quality and service. Competition is based on a number of factors, such as price, product quality and service. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources). Changes in the competitive landscape could make it difficult for us to retain our competitive position in various products and markets throughout the world. Our competitors with their own raw material resources may have a competitive advantage during periods of higher raw material prices. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development.

We hold mineral rights in foreign jurisdictions which could be subject to additional risks due to political, taxation, economic and cultural factors.

We hold certain mineral rights located in Paraguay through the acquisition of Piedra Rica Mining S.A., Transandes Paraguay S.A., Trier S.A. and Metalicos Y No Metalicos S.R.L, which are incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

The laws of the State of Nevada provide that our directors and officers will not be liable to we or its stockholders for monetary damages for all but certain types of conduct as directors and officers of we. Our Bylaws provide for broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, and may have the effect of preventing stockholders from recovering damages against our directors and officers caused by their negligence, poor judgment or other circumstances.

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

We are authorized to issue 750,000,000 shares of common stock of which 155,954,055 shares were issued and outstanding as of October 31, 2017. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed the 2014 Shelf which was declared effective on January 10, 2014, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million. We filed the 2017 Shelf, which was declared effective on March 10, 2017, and, as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $33,7 million has been utilized through public offerings as of October 31, 2017.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American.  In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities and an inability for us to obtain additional financing to fund our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2017, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	on each of August 1, 2017 and September 1, 2017, we issued 5,147 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.41 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on August 4, 2017, we issued an aggregate of 80,122 shares of restricted common stock to two consultants in consideration for services under consulting agreements, as follows: (i) we issued 60,000 shares of restricted common stock to one consultant at a deemed issuance price of $1.73 per share; and (ii) we issued 20,122 shares of restricted common stock to the other consultant at a deemed issuance price of $1.64 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on August 9, 2017, we issued an aggregate of 14,987,908 shares of restricted common stock pursuant to a Share Purchase Agreement dated May 9, 2017, as amended August 7, 2017, at a deemed issuance price of $1.406 per share, as follows: (i) we issued 3,416,732 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 1 Ltd.; (ii) we issued 3,416,732 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 2 Ltd.; (iii) we issued 2,847,277 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 3 Ltd.; (iv) we issued 2,002,661 shares of restricted common stock to Pacific Road Resources Reno Creek Cayco 4 Ltd.; (v) we issued 2,895,336 shares of restricted common stock to Reno Creek Unit Trust; and (vi) we issued 409,170 shares of restricted common stock to Bayswater Holdings Inc. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on August 21, 2017, we issued 104,706 shares of restricted common stock to Blender Media Inc. pursuant to a shares for debt subscription agreement at a deemed issuance price of $1.3531 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	also on August 21, 2017, we issued a further 217,702 shares of restricted common stock to a consultant pursuant to a financial advisory agreement at a deemed issuance price of $1.4699 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;
•	on August 29, 2017, we issued 46,134 shares of restricted common stock to two individuals at a deemed issuance price of $1.0838 per share pursuant to a settlement agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares; and
•	on October 16, 2017, we issued an aggregate of 34,053 shares of restricted common stock to three consultants in consideration for services under consulting agreements, as follows: (i) we issued 10,000 shares of restricted common stock to one consultant at a deemed issuance price of $1.38 per share; (ii) we issued 18,750 shares of restricted common stock to one consultant at a deemed issuance price of $1.28 per share; and (iii) we issued 5,303 shares of restricted common stock to one consultant at a deemed issuance price of $1.32 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2017, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: December 8, 2017

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: December 8, 2017

