Form 10-Q
period 2018-01-31
URANIUM ENERGY CORP
filed 2018-03-12
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,544,080 shares of common stock outstanding as of March 8, 2018.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2018

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note(s)	January 31, 2018	July 31, 2017

CURRENT ASSETS
Cash and cash equivalents		$3,639,646	$12,575,973
Short-term investments		12,183,915	10,000,000
Inventories		211,662	211,662
Prepaid expenses and deposits	3	1,146,405	685,992
Other current assets		127,032	117,770
		17,308,660	23,591,397

MINERAL RIGHTS AND PROPERTIES	4,5	64,591,266	38,931,976
PROPERTY, PLANT AND EQUIPMENT	6	7,137,757	6,791,182
RECLAMATION DEPOSITS		1,779,182	1,706,028
EQUITY-ACCOUNTED INVESTMENT	7	252,909	151,676
OTHER LONG-TERM ASSETS		977,205	1,004,975
		$92,046,979	$72,177,234

CURRENT LIABILITIES
Accounts payable and accrued liabilities	17	$2,188,131	$2,446,854
Due to related parties	8	1,403	768
		2,189,534	2,447,622

DEFERRED TAX LIABILITIES	9	1,016,149	609,470
LONG-TERM DEBT	10	19,860,666	19,254,835
ASSET RETIREMENT OBLIGATIONS	11	3,912,079	3,729,902
		26,978,428	26,041,829

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 156,452,824 shares issued and outstanding (July 31, 2017 - 139,815,214)	12	156,453	139,815
Additional paid-in capital		301,161,319	272,697,152
Share issuance obligation	12	-	638,142
Accumulated deficit		(236,234,655)	(227,325,002)
Accumulated other comprehensive loss		(14,566)	(14,702)
		65,068,551	46,135,405
		$92,046,979	$72,177,234

COMMITMENTS AND CONTINGENCIES	15
SUBSEQUENT EVENTS	10, 16, 17

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Note(s)	2018	2017	2018	2017
COSTS AND EXPENSES
Mineral property expenditures	4,5	$980,215	$1,067,446	$2,656,915	$1,957,564
General and administrative	8,12	2,864,165	2,241,247	5,119,127	4,523,485
Depreciation, amortization and accretion	5,6,11	89,437	128,255	179,772	279,607
Impairment loss on mineral properties	5	-	154,774	-	297,942
Inventory write-down		-	-	-	60,694
		3,933,817	3,591,722	7,955,814	7,119,292
LOSS FROM OPERATIONS		(3,933,817)	(3,591,722)	(7,955,814)	(7,119,292)

OTHER INCOME (EXPENSES)
Interest income		86,886	1,267	149,868	5,430
Other income		10,344	-	35,834	-
Interest expenses and finance costs	10	(756,293)	(749,419)	(1,496,585)	(1,487,522)
Share of (loss) gain from equity-accounted investment	7	(7,556)	-	101,233	-
Loss on disposition of assets		(474)	(1,055)	(474)	(1,055)
		(667,093)	(749,207)	(1,210,124)	(1,483,147)
LOSS BEFORE INCOME TAXES		(4,600,910)	(4,340,929)	(9,165,938)	(8,602,439)

DEFERRED TAX BENEFITS	9	247,097	8,560	256,285	17,376
NET LOSS FOR THE PERIOD		(4,353,813)	(4,332,369)	(8,909,653)	(8,585,063)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES		(247)	42	136	2
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,354,060)	$(4,332,327)	$(8,909,517)	$(8,585,061)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.03)	$(0.04)	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		156,207,557	119,891,769	155,170,537	118,495,845

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Six Months Ended January 31,
	Note(s)	2018	2017
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(8,909,653)	$(8,585,063)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	1,614,774	1,814,301
Depreciation, amortization and accretion	5,6,11	179,772	279,607
Amortization of long-term debt discount	10	605,831	601,568
Impairment loss on mineral properties		-	297,942
Inventory write-down		-	60,694
Loss on disposition of assets		474	1,055
Deferred tax benefits	9	(256,285)	(17,376)
Share of gain from equity-accounted investment	7	(101,233)	-
Reimbursable Expenses for Reno Creek Acquisition	4	483,829	-
Changes in operating assets and liabilities
Inventories		-	2,960
Prepaid expenses and deposits		(195,020)	(395,109)
Other current assets		(8,307)	17,218
Accounts payable and accrued liabilities		(208,096)	607,826
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(6,793,914)	(5,314,377)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		103,300	25,899,128
Due to a related party	8	635	11,528
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		103,935	25,910,656

INVESTING ACTIVITIES
Net cash received from asset acquisition	4	215,065	-
Investment in mineral rights and properties		(70,000)	-
Purchase of property, plant and equipment		(6,338)	(3,439)
Increase in other long-term assets		(201,160)	-
Purchase of short-term investments		(20,285,190)	-
Redemption of short-term investments		18,101,275	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(2,246,348)	(3,439)

NET CASH FLOWS		(8,936,327)	20,592,840
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		12,575,973	7,142,571
CASH AND CASH EQUIVALENTS, END OF PERIOD		$3,639,646	$27,735,411

SUPPLEMENTAL CASH FLOW INFORMATION	15

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Share		Accumulated Other
	Common Stock		Paid-in	Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity

Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	$46,135,405
Common stock
Issued upon exercise of stock options	250,932	252	103,048	-	-	-	103,300
Issued for Reno Creek Acquisition	14,852,450	14,853	20,317,764	-	-	-	20,332,617
Issued for Reimbursable Expenses for Reno Creek Acquisition	353,160	353	483,476	-	-	-	483,829
Issued for mineral property	46,134	46	61,774	-	-	-	61,820
Issued for settlement of liabilities	104,706	105	141,573	-	-	-	141,678
Stock-based compensation
Common stock issued for consulting services	180,378	179	284,127	-	-	-	284,306
Common stock issued under 2017 Stock Incentive Plan	849,940	850	1,126,146	(638,142)	-	-	488,854
Stock options issued to consultants	-	-	341,619	-	-	-	341,619
Stock options issued to management	-	-	180,981	-	-	-	180,981
Stock options issued to employees	-	-	334,731	-	-	-	334,731
Warrants
Issued in connection with Reno Creek Acquisition	-	-	5,088,928	-	-	-	5,088,928
Net loss for the period	-	-	-	-	(8,909,653)	-	(8,909,653)
Other comprehensive income	-	-	-	-	-	136	136
Balance, January 31, 2018	156,452,824	$156,453	$301,161,319	$-	$(236,234,655)	$(14,566)	$65,068,551

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

NOTE 1:	NATURE OF OPERATIONS AND GOING CONCERN

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company” or “we”) are engaged in uranium and titanium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates and titanium minerals, on projects located in the United States, in Canada and in the Republic of Paraguay.

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the six months ended January 31, 2018, or for the fiscal years ended July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) and July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At January 31, 2018, we had working capital of $15.1 million including cash and cash equivalents of approximately $3.6 million and short-term investments of approximately $12.2 million. As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since our inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to us; and therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable our Company to continue as a going concern for the next 12 months from the date that our condensed consolidated financial statements are issued. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event we can no longer continue as a going concern.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2017. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the six months ended January 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018 (“Fiscal 2018”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including for our Palangana Mine. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

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

NOTE 3:	PREPAID EXPENSES AND DEPOSITS

At January 31, 2018, prepaid expenses and deposits consisted of the following:

	January 31, 2018	July 31, 2017
Prepaid Property Renewal Fees	$437,278	$189,845
Prepaid Insurance	196,518	91,073
Prepaid Listing and Subscriptions	26,220	60,289
Prepaid License Fees	115,375	16,389
Prepaid Surety Bond Premium	97,979	38,952
Deposits and Expense Advances	87,682	86,439
Other Prepaid Expenses	185,353	203,005
	$1,146,405	$685,992

NOTE 4:	ACQUISITION OF RENO CREEK PROJECT

On August 9, 2017, we completed the acquisition of all of the issued and outstanding shares of Reno Creek Holdings Inc. (“RCHI”) and, indirectly thereby, 100% of its fully permitted Reno Creek in-situ recovery uranium project (the “Reno Creek Project”) located in the Powder River Basin, Wyoming, from each of the Pacific Roads Resources Funds (collectively, “PRRF”; as to 97.27% of RCHI) and Bayswater Holdings Inc. (as to the remaining 2.73% of RCHI; and, collectively with PRRF, the “Reno Creek Vendors”), in accordance with the terms and conditions of a certain Share Purchase Agreement, dated May 9, 2017, as amended by a certain Amending Agreement, dated August 7, 2017 (collectively, the “Share Purchase Agreement”; and, collectively, the “Reno Creek Acquisition”).

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

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

In connection with the completion of the Reno Creek Acquisition, we paid the following consideration:

•	a cash payment of $909,930;
•	14,392,927 shares of the Company;
•	an additional 241,821 shares of the Company in settlement of certain insurance costs of $340,000 incurred by the Company and RCHI at closing;
•	11,308,728 warrants of the Company (each a “Warrant”), with each Warrant entitling the holder to acquire one share of the Company at an exercise price of $2.30 per share for a period of five years from the date of issuance. The Warrants have an accelerator clause which provides that, in the event that the closing price of the shares of the Company on its principally traded exchange is equal to or greater than $4.00 per share for a period of 20 consecutive trading days, the Company may accelerate the expiry date of the Warrants to within 30 days by providing written notice to the holders;
•	a 0.5% net profits interest royalty, capped at $2.5 million; and
•	transaction costs of $779,509, of which $283,013 was paid by the issuance of 217,702 shares of the Company.

In connection with the Reno Creek Acquisition, we also issued 353,160 common shares in settlement of the Reimbursable Expenses totalling $483,829, which was included in the mineral property expenditures on our condensed consolidated financial statements for the six months ended January 31, 2018.

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
$26,827,972

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

The Reno Creek Project is comprised of U.S. federal mineral lode claims, state mineral leases, various private mineral leases and certain surface use agreements which grant us the exclusive right to explore, develop and mine for uranium on a 19,437-acre area in Campbell County, Wyoming. The mineral leases and surface use agreements are subject to certain royalty interests with terms ranging from 5 to 15 years, some of which have extension provisions.

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2018, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At January 31, 2018, annual maintenance payments of approximately $1,602,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	January 31, 2018	July 31, 2017
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,632,500	1,520,680
Los Cuatros Project	257,250	257,250
Slick Rock Project	635,650	615,650
Reno Creek Project	25,553,807	-
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	68,440,691	42,755,064
Accumulated Depletion	(3,929,884)	(3,929,884)
	64,510,807	38,825,180

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,398,694)	(2,392,196)
	11,344	17,842

Land Use Agreements	404,310	404,310
Accumulated Amortization	(335,195)	(315,356)
	69,115	88,954
	$64,591,266	$38,931,976

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

During the three months and six months ended January 31, 2018, we paid $50,000 in cash and issued 46,134 restricted shares with a fair value of $61,820, respectively, as advance royalty payments for our Workman Creek Project, which were capitalized as Mineral Rights and Properties on the consolidated balance sheet as at January 31, 2018.

During the three and six months ended January 31, 2017, we abandoned the Nichols Project located in Texas with an acquisition cost of $154,774 and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $154,774 and $297,942, respectively, was reported on our consolidated statements of operations for the three and six months ended January 31, 2017.

During the three and six months ended January 31, 2018 and 2017, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our condensed consolidated financial statements for the three and six months ended January 31, 2018 and 2017, respectively.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Mineral Property Expenditures
Palangana Mine	$237,215	$184,277	$476,530	$385,649
Goliad Project	19,899	19,849	42,715	49,879
Burke Hollow Project	83,555	110,675	417,792	150,316
Longhorn Project	3,265	906	6,072	1,053
Salvo Project	6,702	6,843	13,636	15,009
Anderson Project	14,572	269	30,030	15,504
Workman Creek Project	7,673	7,673	15,955	15,920
Slick Rock Project	14,192	12,206	27,805	24,552
Reno Creek Project	244,982	-	968,372	-
Yuty Project	134,228	102,037	225,196	191,712
Oviedo Project	19,046	68,402	81,242	215,070
Alto Paraná Titanium Project	74,821	409,865	114,432	522,633
Other Mineral Property Expenditures	120,065	144,444	237,138	370,267
	$980,215	$1,067,446	$2,656,915	$1,957,564

During the six months ended January 31, 2018, and in connection with the Reno Creek Acquisition, we issued 353,160 restricted shares as settlement of the Reimbursable Expenses totalling $483,829, which was included in the mineral property expenditures on our condensed consolidated statements of operations for the six months ended January 31, 2018. Refer to Note 4: Acquisition of Reno Creek Project.

During the three months ended January 31, 2018, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Uranerz Energy Corporation (“Uranerz”), a wholly owned subsidiary of Energy Fuels Inc., to acquire 100% of its advanced stage North Reno Creek project (“North Reno Creek Project”) located immediately adjacent to and within our existing Reno Creek Project permitting boundary in the Powder River Basin, Wyoming.

According to the Definitive Purchase Agreement, we will provide to Uranerz the following consideration at the closing of this transaction:

•	$2,940,000 in cash; and

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

•	$2,450,000 in shares of the Company (each, a “UEC Share”), with the final number of UEC Shares to be calculated based on a deemed issuance price per UEC Share based on the volume weighted average price of our shares on the NYSE American for the five trading days immediately prior to the closing date of the Purchase Agreement.

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2018			July 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(774,684)	$6,044,404	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,681	(2,399,198)	39,483	2,438,681	(2,378,737)	59,944
Logging Equipment and Vehicles	1,971,742	(1,837,945)	133,797	1,971,742	(1,825,389)	146,353
Computer Equipment	604,701	(571,147)	33,554	582,980	(565,223)	17,757
Furniture and Fixtures	170,701	(168,531)	2,170	170,701	(168,248)	2,453
Land and Buildings	889,605	(5,256)	884,349	519,520	-	519,520
	$12,894,518	$(5,756,761)	$7,137,757	$12,502,712	$(5,711,530)	$6,791,182

During the six months ended January 31, 2018 and 2017, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three and six months ended January 31, 2018 and 2017, respectively.

During the six months ended January 31, 2018, in connection with the Reno Creek Acquisition, we acquired certain buildings with total acquisition costs of $297,518, which will be depreciated over the estimated useful life of 20 years using the straight-line method.

NOTE 7:	EQUITY-ACCOUNTED INVESTMENT

We acquired a total of 2,000,000 shares of Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector, for a total consideration of $151,676. In addition, one of our officers was appointed as a member of the board of directors of URC. As at January 31, 2018, we own a 14.5% interest in URC and certain of our officers collectively own an additional 11.6% interest in URC. As a result, our ability to exercise significant influence over URC’s operating and financing policies continues to exist as at January 31, 2018.

During the six months ended January 31, 2018, the change in fair value of the investment in URC is summarized as below:

Balance, July 31, 2017	$151,676
Share of loss from URC	(27,923)
Gain on ownership interest dilution	129,156
Balance, January 31, 2018	$252,909

NOTE 8:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2018, we incurred $39,329 and $76,640 (three and six months ended January 31, 2017: $68,736 and $103,851), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

During the six months ended January 31, 2018 and 2017, we issued 104,706 and 88,822 restricted shares with a fair value of $141,678 and $91,488, respectively, as settlement of the equivalent amounts owed to Blender.

At January 31, 2018, the amount owing to Blender was $1,403 (July 31, 2017: $768).

NOTE 9:	TAX REFORM AND DEFERRED TAX LIABILITIES

The Tax Cuts and Jobs Act enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21%, requiring the Company to remeasure existing deferred tax balances and re-evaluate realizability of deferred tax assets. The rate change is administratively effective at the beginning of our Fiscal 2018, using a blended rate for the annual period. As a result, the blended statutory tax rate for Fiscal 2018 is 26.87%.

The Company is not expected to generate taxable income in Fiscal 2018 and has not recorded any current income taxes. Consequently, the tax rate change would have no impact on our current tax expenses but will impact the taxable losses to be recognized for Fiscal 2018. For the three months ended January 31, 2018, we remeasured our existing deferred tax liabilities at the newly enacted tax rates and recognized a deferred tax benefit of $232,843.

The Company has incurred taxable losses for all years since inception, which has resulted in net operating loss carry-forwards in the U.S. that may be available to reduce future years’ taxable income. In the past, we have recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards as their realization has been determined not likely to occur.

At December 22, 2017, we re-evaluated realizability of the Company’s tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to these tax loss carry-forwards.

The accounting for the effects of the rate changes on deferred tax balances is complete and no provisional amounts were recorded for this item.

NOTE 10:	LONG-TERM DEBT

As at January 31, 2018, long-term debt consisted of the following:

	January 31, 2018	July 31, 2017
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(139,334)	(745,165)
Long-term debt, net of unamortized discount	$19,860,666	$19,254,835

For the three and six months ended January 31, 2018 and 2017, the amortization of debt discount totaled $308,409 and $605,831 (three and six months ended January 31, 2017: $306,239 and $601,568), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive income.

The aggregate yearly maturities of the long-term debt based on principal amounts outstanding at January 31, 2018, are as follows:

Fiscal 2018	$-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Subsequent to January 31, 2018, and pursuant to the terms of our Second Amended Credit Agreement, we issued 641,574 restricted shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at January 31, 2018, as payment of anniversary fees to our Lenders.

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations (the “ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2017	$3,729,902
Accretion	108,204
Assumed from Reno Creek Acquisition	73,973
Balance, January 31, 2018	$3,912,079

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2018	July 31, 2017
Undiscounted amount of estimated cash flows	$7,275,504	$7,098,581

Payable in years	5.0 to 17	5.0 to 17
Inflation rate	1.37% to 2.14%	1.37% to 2.14%
Discount rate	5.48% to 6.40%	5.48% to 6.40%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2018	$-
Fiscal 2019	-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	148,391
Remaining balance	7,127,113
$7,275,504

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

NOTE 12:	CAPITAL STOCK

Share Transactions

A summary of the share transactions for the six months ended January 31, 2018 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2017	139,815,124
Mineral Property	46,134	$1.34	$1.34	$61,820
Reno Creek Acquisition	14,852,450	1.30	1.37	20,332,617
Reimbursable Expenses for Reno Creek Acquisition	353,160	1.37	1.37	483,829
Consulting Services	124,469	1.19	1.73	192,403
Options Exercised (1)	66,516	0.45	0.93	31,860
Settlement of Current Liabilities	104,706	1.35	1.35	141,678
Shares Issued Under 2017 Stock Incentive Plan	591,496	1.28	1.60	785,329
Balance, October 31, 2017	155,954,055
Consulting Services	55,909	1.49	1.84	91,903
Options Exercised (2)	184,416	0.45	1.32	163,534
Shares Issued Under 2017 Stock Incentive Plan	258,444	1.06	1.77	341,667
Balance, January 31, 2018	156,452,824

(1)	111,250 stock options were exercised on a forfeiture basis, resulting in 66,516 net shares being issued.
(2)	171,250 stock options were exercised on a forfeiture basis, resulting in 74,416 net shares being issued.

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at January 31, 2018 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	4,604,631	March 10, 2019	1.10
1.35	2,600,000	January 30, 2020	2.00
1.95	50,000	June 3, 2018	0.34
2.00	9,571,929	January 20, 2020	1.97
2.30	11,308,728	August 9, 2022	4.52
2.35	2,850,000	June 25, 2018	0.40
$1.97	30,985,288		2.63

During the six months ended January 31, 2018, in connection with the Reno Creek Acquisition, we issued 11,308,728 Warrants, with each Warrant entitling the holder to acquire one share of the Company at an exercise price of $2.30 per share for a period of five years from the date of issuance. Refer to Note 4: Acquisition of Reno Creek Project.

Stock Options

At January 31, 2018, we had one stock option plan, our 2017 Stock Incentive Plan (the “2017 Plan”).  The 2017 Plan provides for not more than 22,439,420 shares of the Company that may be issued and consists of: (i) 12,305,500 shares issuable pursuant to awards previously granted that were outstanding under our 2016 Stock Incentive Plan (the “2016 Plan”); (ii) 4,133,920 shares remaining available for issuance under the 2016 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2017 Plan.  The 2017 Plan superseded and replaced the 2016 Plan, which superseded and replaced our prior 2015, 2014, 2013, 2009 and 2006 Stock Incentive Plans, such that no further shares are issuable under those prior plans.

During the six months ended January 31, 2018, we granted stock options under the 2017 Plan to certain directors, officers, employees and consultants to purchase a total of 2,004,000 shares of the Company exercisable at $1.09 to $1.28 per share with a term of five years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

The majority of these stock options are subject to a 24-month vesting provision whereby at the end of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

A summary of stock options granted by the Company during the six months ended January 31, 2018, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Issued	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 22, 2017	1,754,000	$1.28	5.00	$1,112,090	3.10	1.49%	0.00%	73.68%
August 22, 2017	100,000	1.28	5.00	67,998	2.90	1.46%	0.00%	83.16%
November 1, 2017	150,000	1.09	5.00	78,460	2.80	1.71%	0.00%	74.54%
Total	2,004,000			$1,258,548

A continuity schedule of outstanding stock options for the underlying shares for the three and six months ended January 31, 2018 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2017	12,260,500	$1.33
Granted	1,854,000	1.28
Exercised	(111,250)	0.50
Balance, October 31, 2017	14,003,250	$1.33
Granted	150,000	1.09
Exercised	(281,250)	0.97
Forfeited	(51,250)	1.23
Balance, January 31, 2018	13,820,750	$1.34

At January 31, 2018, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $4,885,905 (vested: $4,279,690 and unvested: $606,215).

At January 31, 2018, unrecognized stock-based compensation expense related to the unvested portion of stock options granted totaled $712,080 to be recognized over the next 1.00 year.

A summary of stock options outstanding and exercisable at January 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at January 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at January 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.45 to $1.06	2,671,750	$0.80	2.51	2,626,125	$0.80	2.49
$1.07 to $2.00	9,876,500	1.28	2.42	8,013,000	1.29	1.93
$2.01 to $3.86	1,272,500	2.89	2.83	1,272,500	2.89	2.83
	13,820,750	$1.34	2.47	11,911,625	$1.35	2.15

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$157,599	$252,895	$438,778	$522,027
Stock options issued to consultants	341,788	199,979	341,619	278,251
	499,387	452,874	780,397	800,278
Stock-Based Compensation for Management
Common stock issued to management	34,230	54,693	69,244	142,893
Stock options issued to management	86,650	122,326	180,981	367,345
	120,880	177,019	250,225	510,238
Stock-Based Compensation for Employees
Common stock issued to employees	201,714	106,101	377,036	216,447
Stock options issued to employees	152,114	93,046	334,731	287,338
	353,828	199,147	711,767	503,785

Settlement of share issuance obligation	-	-	(127,615)	-
	$974,095	$829,040	$1,614,774	$1,814,301

On August 22, 2017, we issued 398,839 shares with a fair value of $510,528 under the 2017 Plan as settlement of share issuance obligations totaling $638,142, which represented the fair value of the Fiscal 2017 share bonuses made by the Company as at July 31, 2017 under the 2017 Plan. The change in fair value of $127,615 between the measurement date of July 31, 2017 and the issuance date of August 22, 2017 was recorded as a credit to the stock-based compensation for the six months ended January 31, 2018.

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Numerator
Net Loss for the Period	$(4,353,813)	$(4,332,369)	$(8,909,653)	$(8,585,063)

Denominator
Basic Weighted Average Number of Shares	156,207,557	119,891,769	155,170,537	118,495,845
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	156,207,557	119,891,769	155,170,537	118,495,845

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)

For the three and six months ended January 31, 2018 and 2017, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 14:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At January 31, 2018, our long-term assets located in the United States totaled $59,525,044 or 80% of our total long-term assets of $74,738,319.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

The table below provides a breakdown of the long-term assets by geographic segments:

	January 31, 2018
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,754,890	$11,044,018	$25,553,807	$724,966	$-	$14,513,585	$64,591,266
Property, Plant and Equipment	6,386,995	-	366,052	-	27,396	357,314	7,137,757
Reclamation Deposits	1,690,209	15,000	73,973	-	-	-	1,779,182
Equity-Accounted Investment	-	-	-	-	252,909	-	252,909
Other Long-Term Assets	519,907	-	395,227	-	62,071	-	977,205
Total Long-Term Assets	$21,352,001	$11,059,018	$26,389,059	$724,966	$342,376	$14,870,899	$74,738,319

	July 31, 2017
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,780,728	$10,932,199	$-	$705,464	$-	$14,513,585	$38,931,976
Property, Plant and Equipment	6,414,329	-	-	-	11,185	365,668	6,791,182
Reclamation Deposits	1,690,209	15,000	-	819	-	-	1,706,028
Equity-Accounted Investment	-	-	-	-	151,676	-	151,676
Other Long-Term Assets	422,769	-	582,206	-	-	-	1,004,975
Total Long-Term Assets	$21,308,035	$10,947,199	$582,206	$706,283	$162,861	$14,879,253	$48,585,837

The tables below provide a breakdown of our operating results by geographic segments for the three and six months ended January 31, 2018 and 2017. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2018
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$467,284	$22,822	$245,825	$16,189	$-	$228,095	$980,215
General and administrative	1,706,667	3,710	491,361	1,122	662,442	(1,137)	2,864,165
Depreciation, amortization and accretion	81,998	-	3,796	249	2,035	1,359	89,437
Impairment loss on mineral properties	-	-	-	-	-	-	-
	2,255,949	26,532	740,982	17,560	664,477	228,317	3,933,817
Loss from operations	(2,255,949)	(26,532)	(740,982)	(17,560)	(664,477)	(228,317)	(3,933,817)

Other income (expenses)	(551,416)	(4,768)	709	-	(108,789)	(2,829)	(667,093)
Loss before income taxes	$(2,807,365)	$(31,300)	$(740,273)	$(17,560)	$(773,266)	$(231,146)	$(4,600,910)

	Three Months Ended January 31, 2017
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$449,523	$22,751	$-	$14,868	$-	$580,304	$1,067,446
General and administrative	1,607,974	5,340	-	1,068	614,851	12,014	2,241,247
Depreciation, amortization and accretion	127,022	-	-	249	1,991	(1,007)	128,255
Impairment loss on mineral properties	154,774	-	-	-	-	-	154,774
	2,339,293	28,091	-	16,185	616,842	591,311	3,591,722
Loss from operations	(2,339,293)	(28,091)	-	(16,185)	(616,842)	(591,311)	(3,591,722)

Other income (expenses)	(744,042)	(4,768)	-	-	(399)	2	(749,207)
Loss before income taxes	$(3,083,335)	$(32,859)	$-	$(16,185)	$(617,241)	$(591,309)	$(4,340,929)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

	Six Months Ended January 31, 2018
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,183,908	$46,562	$969,216	$36,359	$-	$420,870	$2,656,915
General and administrative	3,160,538	7,099	523,793	2,244	1,358,369	67,084	5,119,127
Depreciation, amortization and accretion	167,784	-	5,409	498	4,117	1,964	179,772
Impairment loss on mineral properties	-	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-	-
	4,512,230	53,661	1,498,418	39,101	1,362,486	489,918	7,955,814
Loss from operations	(4,512,230)	(53,661)	(1,498,418)	(39,101)	(1,362,486)	(489,918)	(7,955,814)

Other income (expenses)	(1,211,396)	(9,535)	1,490	-	-	9,317	(1,210,124)
Loss before income taxes	$(5,723,626)	$(63,196)	$(1,496,928)	$(39,101)	$(1,362,486)	$(480,601)	$(9,165,938)

	Six Months Ended January 31, 2017
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$948,807	$46,512	$-	$32,830	$-	$929,415	$1,957,564
General and administrative	3,265,437	26,983	-	2,135	1,193,708	35,222	4,523,485
Depreciation, amortization and accretion	275,067	-	-	498	3,968	74	279,607
Impairment loss on mineral properties	185,942	8,334	-	103,666	-	-	297,942
Inventory write-down	60,694	-	-	-	-	-	60,694
	4,735,947	81,829	-	139,129	1,197,676	964,711	7,119,292
Loss from operations	(4,735,947)	(81,829)	-	(139,129)	(1,197,676)	(964,711)	(7,119,292)

Other income (expenses)	(1,473,252)	(9,535)	-	-	(399)	39	(1,483,147)
Loss before income taxes	$(6,209,199)	$(91,364)	$-	$(139,129)	$(1,198,075)	$(964,672)	$(8,602,439)

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2018 and 2017, we issued 180,378 and 323,592 restricted shares with a fair value of $284,306 and $353,274, respectively, for consulting services.

During the six months ended January 31, 2018 and 2017, we issued 451,101 and 536,726 shares with a fair value of $616,468 and $528,093, respectively, as compensation to certain management, employees and consultants of the Company under the 2017 Plan.

During the six months ended January 31, 2018, we issued 398,839 shares with a fair value of $510,528 as settlement of share issuance obligations of $638,142 relating to the Fiscal 2017 share bonuses made by the Company under the 2017 Plan.

During the six months ended January 31, 2018 and 2017, we paid $817,778 and $817,778, respectively, in cash for interest on the long-term debt.

During the six months ended January 31, 2018 and 2017, we issued 104,706 and 88,822 restricted shares with a fair value of $141,678 and $91,488, respectively, as settlement of certain of the Company’s accounts payable.

During the six months ended January 31, 2018 and 2017, we issued 46,134 and 46,800 restricted shares with a fair value of $61,820 and $48,672, respectively, as an advance royalty payment for the Workman Creek Project.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

During the six months ended January 31, 2018, we issued 14,634,748 restricted shares and paid $909,930 in cash as consideration to acquire the Reno Creek Project. In addition, we issued 353,160 restricted shares as payment of the Reimbursable Expenses totalling $483,829, and issued 217,702 restricted shares with a fair value of $283,012 as payment of certain transaction costs.

Subsequent to January 31, 2018, we issued 641,574 restricted shares with a fair value of $900,000 as payment of anniversary fees to our Lenders.

NOTE 16:	COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $19,416. Office lease agreements for the United States and Canada expire between July 2018 and March 2021.

The aggregate minimum rental and lease payments over the next five fiscal years are as follows:

Fiscal 2018	$110,730
Fiscal 2019	90,730
Fiscal 2020	91,201
Fiscal 2021	60,800
Fiscal 2022	-
$353,461

We are committed to paying our key executives a total of $713,000 per year for various management services.

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
January 31, 2018
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

On June 1, 2015, the Company received notice that Westminster Securities Corporation (“Westminster”) filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008.  Although the Concentric warrants expired by their terms on December 31, 2012, Westminster bases its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric.  On March 2, 2018, the District Court granted the Company’s motion for summary judgment, dismissing all claims asserted by Westminster and the other plaintiffs in that action, and entered judgment in favor of the Company. The plaintiffs have the right to appeal the judgment to the Second Circuit Court of Appeals or to seek reconsideration by the District Court. The Company continues to believe that the Westminster suit lacks merit, and intends to vigorously defend any post-judgment motions or appeal filed by the plaintiffs.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

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

At any given time, we may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

NOTE 17:	SUBSEQUENT EVENTS

Subsequent to January 31, 2018, we paid $256,389 in cash and issued 43,759 restricted shares and 119,546 shares under our 2017 Plan as settlement of certain severance obligations totaling $492,638 which were included in accounts payable and accrued liabilities on our consolidated balance sheet as at January 31, 2018.

Subsequent to January 31, 2018, we closed a definitive purchase agreement (the “Diabase Purchase Agreement”) with Nuinsco Resources Limited (“Nuinsco”), to acquire 100% of the Diabase project (the “Diabase Project”), which covers an area of 54,236 acres in ten claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada (collectively, the “Diabase Acquisition”).

Pursuant to the Diabase Purchase Agreement, total consideration paid for the Diabase Acquisition consisted of $240,000 in cash and 164,767 restricted shares issued at a deemed price of $1.60 per share.

Concurrently with the closing of the Diabase Acquisition, URC was granted an exclusive right and option to acquire 100% of the royalty on the Diabase Project by paying $125,000 Canadian Dollars to the original royalty holder.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three and six months ended January 31, 2018, and our Form 10-K Annual Report for the fiscal year ended July 31, 2017, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2017, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2017, our most recently completed year end, to January 31, 2018, and our results of operations for the three and six months ended January 31, 2018 and 2017, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2017.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2017.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At January 31, 2018, we had no uranium supply or off-take agreements in place.

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

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico and Texas, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of the uranium mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

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

During the three and six months ended January 31, 2018, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the six months ended January 31, 2018:

Burke Hollow Project

During the six months ended January 31, 2018, we continued to advance the application of the Radioactive Material License for the Burke Hollow Project after receipt of the Mine Area Permit and Aquifer Exemption in Fiscal 2017 and two Class I disposal well permits in Fiscal 2016. The Radioactive Material License application remains under technical review by the TCEQ.

During the six months ended January 31, 2018, we completed a drilling campaign initiated in April 2017 and drilled 132 exploration holes totaling 58,020 feet at the Burke Hollow Project.

Yuty Project

During the six months ended January 31, 2018, we continued work on the Preliminary Economic Assessment, in accordance with the provisions of National Instrument 43-101 for our Yuty Project. Initial leach testing performed by a United States laboratory on split core samples from the Yuty Project clearly demonstrated that acceptable uranium recoveries can be achieved upon optimization of the chemistry. Additional testing to refine the leach chemistry for the Yuty Project will be undertaken throughout the calendar year 2018.

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

Refer to Note 4: Acquisition of Reno Creek Project of the Notes to the Condensed Consolidated Financial Statements for the six months ended January 31, 2018.

Acquisition of North Reno Creek Project

During the three months ended January 31, 2018, we entered into the Purchase Agreement with Uranerz, a wholly owned subsidiary of Energy Fuels Inc., to acquire 100% of its advanced stage North Reno Creek Project, located immediately adjacent to and within our existing Reno Creek Project permitting boundary located in the Powder River Basin, Wyoming.

According to the Purchase Agreement, total considerations we will provide to Uranerz at the closing of the Purchase Agreement consists of: (i) $2,940,000 in cash; and (ii) $2,450,000 in UEC Shares. Refer to Note 5: Mineral Rights and Properties to the Condensed Consolidated Financial Statements for the six months ended January 31, 2018.

The acquisition of the North Reno Creek Project will consolidate and add further scale to our existing Reno Creek Project and enable us to realize significant project synergies in the Powder River Basin area.

Acquisition of Diabase Project

Subsequent to January 31, 2018, we closed the Diabase Purchase Agreement with Nuinsco, to acquire 100% of the Diabase Project, which covers an area of 54,236 acres in ten claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada.

Pursuant to the Diabase Purchase Agreement, total consideration paid to certain vendors for the Diabase Acquisition consisted of $240,000 in cash and 164,767 restricted shares of the Company issued at a deemed price of $1.60 per share.

The Diabase Project is a large exploration project with work completed to date including 67 diamond drill holes, regional electromagnetic, magnetic and gravity geophysical surveys, and surficial geochemistry. The Diabase Project covers a significant portion of the Cable Bay fault, a highly prospective regional-scale shear corridor.

Concurrently with the closing of the Diabase Acquisition, URC was granted an exclusive right and option to acquire 100% of the royalty on the Diabase Project by paying $125,000 Canadian Dollars to the original royalty holder.

Results of Operations

For the three and six months ended January 31, 2018, we recorded net losses of $4,353,813 ($0.03 per share) and $8,909,653 ($0.06 per share), respectively. For the three and six months ended January 31, 2017, we recorded net losses of $4,332,369 ($0.04 per share) and $8,585,063 ($0.07 per share), respectively.

During the three and six months ended January 31, 2018 and 2017, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and six months ended January 31, 2018 and 2017. At January 31, 2018, the total value of inventories was $211,662 (July 31, 2017: $211,662).

Costs and Expenses

For the three and six months ended January 31, 2018, costs and expenses totaled $3,933,817 and $7,955,814, respectively, which were comprised of mineral property expenditures of $980,215 and $2,656,915, general and administrative expenses of $2,864,165 and $5,119,127, and depreciation, amortization and accretion of $89,437 and $179,772, respectively. No impairment loss on mineral properties and inventory write-down were recorded for the three and six months ended January 31, 2018.

For the three and six months ended January 31, 2017, costs and expenses totaled $3,591,722 and $7,119,292, respectively, which were comprised of mineral property expenditures of $1,067,446 and $1,957,564, general and administrative expenses of $2,241,247 and $4,523,485, depreciation, amortization and accretion of $128,255 and $279,607, impairment loss on mineral properties of $154,774 and $297,942, and an inventory write-down of $Nil and $60,694, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our projects.

During the three and six months ended January 31, 2018, mineral property expenditures totaled $980,215 and $2,656,915, of which $317,922 and $638,848, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility.

During the three and six months ended January 31, 2017, mineral property expenditures totaled $1,067,446 and $1,957,564 respectively, of which $301,509 and $646,897, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility.

During the three and six months ended January 31, 2018, mineral property expenditures on the Reno Creek Project totaled $244,982 and $484,543, respectively, which were primarily related to property maintenance costs and labor costs. Pursuant to the Share Purchase Agreement and in connection with the closing of the Reno Creek Acquisition, we paid Reimbursable Expenses of $483,829 for the property maintenance costs incurred at the Reno Creek Project prior to the closing of the Reno Creek Acquisition, which were also included in the mineral property expenditures for the six months ended January 31, 2018.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Mineral Property Expenditures
Palangana Mine	$237,215	$184,277	$476,530	$385,649
Goliad Project	19,899	19,849	42,715	49,879
Burke Hollow Project	83,555	110,675	417,792	150,316
Longhorn Project	3,265	906	6,072	1,053
Salvo Project	6,702	6,843	13,636	15,009
Anderson Project	14,572	269	30,030	15,504
Workman Creek Project	7,673	7,673	15,955	15,920
Slick Rock Project	14,192	12,206	27,805	24,552
Reno Creek Project	244,982	-	968,372	-
Yuty Project	134,228	102,037	225,196	191,712
Oviedo Project	19,046	68,402	81,242	215,070
Alto Paraná Titanium Project	74,821	409,865	114,432	522,633
Other Mineral Property Expenditures	120,065	144,444	237,138	370,267
	$980,215	$1,067,446	$2,656,915	$1,957,564

General and Administrative

During the three and six months ended January 31, 2018, general and administrative expenses totaled $2,864,165 and $5,119,127, respectively. During the three and six months ended January 31, 2017, general and administrative expenses totaled $2,241,247 and $4,523,485, respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

•	for the three and six months ended January 31, 2018, salaries, management and consulting fees totaled $902,081 and $1,355,209, which increased by $516,796 and $544,024, respectively, compared to $385,285 and $811,185 for the three and six months ended January 31, 2017. The increase primarily resulted from severance payments totaling $466,117 payable to certain employees which were subsequently settled partially in cash and partially in shares. Refer to Note 17: Subsequent Events to the Condensed Consolidated Financial Statements for the six months ended January 31, 2018.

•	for the three and six months ended January 31, 2018, office, insurance, filing and listing fees, investor relations, and travel expenses totaled $814,194 and $1,592,715, respectively, which were consistent compared to $832,043 and $1,506,486 for the three and six months ended January 31, 2017;

•	for the three months ended January 31, 2018, professional fees totaled $173,795, which were consistent compared to $194,879 for the three months ended January 31, 2017. For the six months ended January 31, 2018, professional fees totaled $556,429, an increase of $164,916 compared to $391,513 for the six months ended January 31, 2017. Professional fees are comprised primarily of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three months ended January 31, 2018, stock-based compensation totaled $974,095, which increased by $145,055 compared to $829,040 for the three months ended January 31, 2017. The increase was primarily the result of more equity compensation in lieu of cash paid to the Company’s employees. For the six months ended January 31, 2018, stock-based compensation totaled $1,614,774, which decreased by $199,527 compared to $1,814,301 for the six months ended January 31, 2017. We continued to utilize equity-based payments to compensate certain directors, officers, employees and consultants for services provided as part of our continuing efforts to reduce cash outlays. In August 2017, we granted approximately 1.8 million stock options, and in July and August 2016 we granted approximately two million stock options to our directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting periods of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2018, depreciation, amortization and accretion totaled $89,437 and $179,772, respectively, which decreased by $38,819 and $99,834, respectively, compared to $128,255 and $279,607 for the three and six months ended January 31, 2017. This decrease was primarily the result of certain property and equipment having reached full depreciation or amortization.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During the three and six months ended January 31, 2018, we did not record any impairment loss on our mineral properties. During the three and six months ended January 31, 2017, we abandoned the Nichols Project located in Texas with acquisition costs of $154,774, and certain mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $154,774 and $297,942, respectively, was reported on our consolidated statement of operations for the three and six months ended January 31, 2017.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2018, interest and finance costs totaled $756,293 and $1,496,585, respectively, which have remained consistent compared to $749,419 and $1,487,522, respectively for the three and six months ended January 31, 2017.

For the three and six months ended January 31, 2018, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889 and $817,778, amortization of debt discount of $308,409 and $605,831, and amortization of annual surety bond premium of $29,333 and $58,547, respectively.

For the three and six months ended January 31, 2017, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889 and $817,778, amortization of debt discount of $306,239 and $601,568, and amortization of annual surety bond premium of $29,524 and $58,642, respectively.

Share of (Loss) Gain from Equity-Accounted Investment

During the three months ended January 31, 2018, we recorded a share of loss of $7,556 from an equity-accounted investment. During the six months ended January 31, 2018, we recorded a share of gain totaling $101,233 from an equity-accounted investment, which was comprised of a gain on ownership interest dilution of $129,156, offset by a share of loss of $27,923.

Tax Reform and Deferred Tax Benefit

The Tax Cuts and Jobs Act enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21%, requiring the Company to remeasure existing deferred tax balances and re-evaluate realizability of deferred tax assets. The rate change is administratively effective at the beginning of our Fiscal 2018, using a blended rate for the annual period. As a result, the blended statutory tax rate for Fiscal 2018 is 26.87%.

The Company is not expected to generate taxable income in Fiscal 2018 and has not recorded any current income taxes. Consequently, the tax rate change would have no impact on our current tax expenses but will impact the taxable losses to be recognized for Fiscal 2018. For the three months ended January 31, 2018, we remeasured our existing deferred tax liabilities at the newly enacted tax rates and recognized a deferred tax benefit of $232,843.

The Company has incurred taxable losses for all years since inception, which has resulted in net operating loss carry-forwards in the U.S. that may be available to reduce future years’ taxable income. In the past, we have recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards as their realization has been determined not likely to occur.

At December 22. 2017, we re-evaluated realizability of the Company’s tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to these tax loss carry-forwards.

The accounting for the effects of the rate changes on deferred tax balances is complete and no provisional amounts were recorded for this item.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Sales	$-	$-	$-	$-
Net loss	(4,353,813)	(4,555,840)	(5,587,130)	(3,798,864)
Total comprehensive loss	(4,354,060)	(4,555,457)	(5,587,076)	(3,798,892)
Basic and diluted loss per share	(0.03)	(0.03)	(0.04)	(0.03)
Total assets	92,046,979	94,523,947	72,177,234	74,946,960

	For the Quarters Ended
	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Sales	$-	$-	$-	$-
Net loss	(4,332,369)	(4,252,694)	(3,777,278)	(3,679,055)
Total comprehensive loss	(4,332,327)	(4,252,734)	(3,777,095)	(3,678,919)
Basic and diluted loss per share	(0.04)	(0.04)	(0.03)	(0.03)
Total assets	76,665,928	53,562,227	56,176,311	59,558,492

Liquidity and Capital Resources

	January 31, 2018	July 31, 2017
Cash and cash equivalents	$3,639,646	$12,575,973
Short-term investments	12,183,915	10,000,000
Current assets	17,308,660	23,591,397
Current liabilities	2,189,534	2,447,622
Working capital	15,119,126	21,143,775

At January 31, 2018, we had working capital of $15,119,126, which decreased by $6,024,649 from our working capital of $21,143,775 at July 31, 2017. Current assets include $3,639,646 in cash and cash equivalents and $12,183,915 in short-term investments, which are the largest components of current assets. As a result, our working capital balance will fluctuate significantly as we utilize our cash and cash equivalents to fund our operations including exploration and pre-extraction activities.

As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to us; therefore, substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable our Company to continue its operations for the next twelve months from the date this Quarterly Report is issued. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to our Consolidated Financial Statements for the six months ended January 31, 2018.

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

As at January 31, 2018, a total of $33.7 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings under our 2014 Shelf, with a remaining available balance of $66.3 million under the 2017 Shelf, as follows:

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

Subsequent to January 31, 2018, and pursuant to the terms of the Second Amended Credit Agreement, we issued 641,574 restricted shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at January 31, 2018, as payment of anniversary fees to our Lenders.

Refer to Note 10: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the six months ended January 31, 2018, and Note 9: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2017.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2018 and 2017 was $6,793,914 and $5,314,377, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the six months ended January 31, 2018, net cash provided by financing activities was $103,935 resulting from $103,300 net cash received from the exercise of stock options and an increase of $635 in an amount due to a related party.

During the six months ended January 31, 2018, net cash provided by financing was $25,910,656 resulting from net proceeds of $25,899,128 received from an equity financing closed in January 2017 and an increase of $11,528 in amounts due to a related party.

Investing Activities

During the six months ended January 31, 2018, net cash used in investing activities was $2,246,348, resulting primarily from cash used in the purchase of short-term investments totaling $20,285,190, an increase of $201,160 in other long-term assets, and cash used in investment in mineral rights and properties of $70,000, offset by net cash of $215,065 received from the Reno Creek Acquisition, and cash received from the redemption of short-term investments totaling $18,101,275. Net cash used in investing activities during the six months ended January 31, 2017 was $3,439, resulting primarily from the purchase of property, plant and equipment.

Stock Options and Warrants

At January 31, 2018, we had stock options outstanding representing 13,820,750 shares at a weighted-average exercise price of $1.34 per share and share purchase warrants outstanding representing 30,985,288 shares at a weighted-average exercise price of $1.97 per share. At January 31, 2018, outstanding stock options and warrants represented a total 44,806,038 shares issuable for gross proceeds of approximately $79.5 million should these stock options and warrants be exercised in full. At January 31, 2018, outstanding in-the-money stock options and warrants represented a total of 19,752,881 shares exercisable for gross proceeds of approximately $23.8 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and six months ended January 31, 2018, we incurred $39,329 and $76,640 (three and six months ended January 31, 2017: $68,736 and $103,851), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the six months ended January 31, 2018 and 2017, we issued 104,706 and 88,822 restricted shares with a fair value of $141,678 and $91,488, respectively, as settlement of the equivalent amounts owed to Blender.

At January 31, 2018, the amount owing to Blender was $1,403 (July 31, 2017: $768).

Material Commitments

Long-Term Debt Obligations

At January 31, 2018, we have made all scheduled payments and complied with all of the covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2018.

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

Subsequent Events

We had no other material subsequent events to report other than those disclosed in the Note 17: Subsequent Events to the Condensed Consolidated Financial Statements, and in the “Mineral Rights and Properties” section under this MD&A in this Quarterly Report.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 1, 2015, the Company received notice that Westminster Securities Corporation (“Westminster”) filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008. Although the Concentric warrants expired by their terms on December 31, 2012, Westminster bases its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric.  On March 2, 2018, the District Court granted the Company’s motion for summary judgment, dismissing all claims asserted by Westminster and the other plaintiffs in that action, and entered judgment in favor of the Company. The plaintiffs have the right to appeal the judgment to the Second Circuit Court of Appeals or to seek reconsideration by the District Court. The Company continues to believe that the Westminster suit lacks merit, and intends to vigorously defend any post-judgment motions or appeal filed by the plaintiffs.

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

As more fully described under Item 1. Business, in our Form 10-K Annual Report for Fiscal 2017, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $236.2 million at January 31, 2018. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At January 31, 2018, we had working capital of $15.1 million including cash and cash equivalents of $3.6 million and short-term investments of $12.2 million. As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future and therefore, substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable our Company to continue our operations over the next twelve months from the date this Quarterly Report is issued.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, and the Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

Furthermore, our Credit Facility includes restrictive covenants that, among other things, limit our ability to sell our assets or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these restrictive covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets.

Our uranium extraction and sales history is limited, with our uranium extraction to date originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the six months ended January 31, 2018, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $3.9 million on our balance sheet at January 31, 2018, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We hold certain mineral rights located in Paraguay through Piedra Rica Mining S.A., Transandes Paraguay S.A., Trier S.A. and Metalicos Y No Metalicos S.R.L, which are incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

The laws of the State of Nevada provide that our directors and officers will not be liable to our Company or to our stockholders for monetary damages for all but certain types of conduct as directors and officers. Our Bylaws provide for broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, and may have the effect of preventing stockholders from recovering damages against our directors and officers caused by their negligence, poor judgment or other circumstances.

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

We are authorized to issue 750,000,000 shares of common stock of which 156,452,824 shares were issued and outstanding as of January 31, 2018. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed the 2014 Shelf which was declared effective on January 10, 2014, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million. We filed the 2017 Shelf, which was declared effective on March 10, 2017, and, as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $33,7 million has been utilized through public offerings as of January 31, 2018.

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

During our fiscal quarter ended January 31, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	on each of November 16, 2017, December 15, 2017 and January 16, 2018, we issued 5,303 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.32 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and
•	on January 19, 2018, we issued 40,000 shares of restricted common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.69 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2018, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: March 9, 2018

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: March 9, 2018

