Form 10-Q
period 2018-04-30
URANIUM ENERGY CORP
filed 2018-06-11
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 160,397,532 shares of common stock outstanding as of June 7, 2018.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2018

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note(s)	April 30, 2018	July 31, 2017

CURRENT ASSETS
Cash and cash equivalents		$11,223,448	$12,575,973
Short-term investments		1,000,000	10,000,000
Inventories		211,662	211,662
Prepaid expenses and deposits	3	1,249,053	685,992
Other current assets		117,713	117,770
		13,801,876	23,591,397

MINERAL RIGHTS AND PROPERTIES	4,5	65,125,223	38,931,976
PROPERTY, PLANT AND EQUIPMENT	6	7,120,236	6,791,182
RECLAMATION DEPOSITS		1,779,182	1,706,028
EQUITY-ACCOUNTED INVESTMENT	7	242,775	151,676
OTHER LONG-TERM ASSETS		889,028	1,004,975
		$88,958,320	$72,177,234

CURRENT LIABILITIES
Accounts payable and accrued liabilities	15	$1,437,228	$2,446,854
Due to related parties	8	935	768
Current portion of long-term debt	10	5,000,000	-
		6,438,163	2,447,622

DEFERRED TAX LIABILITIES	9	1,004,197	609,470
LONG-TERM DEBT	10	14,238,168	19,254,835
ASSET RETIREMENT OBLIGATIONS	11	3,966,180	3,729,902
		25,646,708	26,041,829

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 158,482,881 shares issued and outstanding (July 31, 2017 - 139,815,214)	12	158,483	139,815
Additional paid-in capital		303,548,744	272,697,152
Share issuance obligation	12	-	638,142
Accumulated deficit		(240,381,301)	(227,325,002)
Accumulated other comprehensive loss		(14,314)	(14,702)
		63,311,612	46,135,405
		$88,958,320	$72,177,234

COMMITMENTS AND CONTINGENCIES	16
SUBSEQUENT EVENT	17

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Note(s)	2018	2017	2018	2017
COSTS AND EXPENSES
Mineral property expenditures	4,5	$981,493	$999,241	$3,638,408	$2,956,805
General and administrative	8,12	2,407,571	2,092,656	7,526,698	6,616,141
Depreciation, amortization and accretion	5,6,11	88,294	117,792	268,066	397,399
Impairment loss on mineral properties		-	-	-	297,942
Inventory write-down		-	-	-	60,694
		3,477,358	3,209,689	11,433,172	10,328,981
LOSS FROM OPERATIONS		(3,477,358)	(3,209,689)	(11,433,172)	(10,328,981)

OTHER INCOME (EXPENSES)
Interest income		38,467	63,994	188,335	69,424
Other income		1,649	35,712	37,483	35,712
Interest expenses and finance costs	10	(710,000)	(697,644)	(2,206,585)	(2,185,166)
Share of (loss) gain from equity-accounted investment	7	(10,134)	-	91,099	-
Loss on disposition of assets		(1,222)	-	(1,696)	(1,055)
		(681,240)	(597,938)	(1,891,364)	(2,081,085)
LOSS BEFORE INCOME TAXES		(4,158,598)	(3,807,627)	(13,324,536)	(12,410,066)

DEFERRED TAX BENEFITS	9	11,952	8,763	268,237	26,139
NET LOSS FOR THE PERIOD		(4,146,646)	(3,798,864)	(13,056,299)	(12,383,927)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES		252	(28)	388	(26)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,146,394)	$(3,798,892)	$(13,055,911)	$(12,383,953)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.03)	$(0.03)	$(0.08)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		157,704,601	137,452,998	155,996,660	124,676,016

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Nine Months Ended April 30,
	Note(s)	2018	2017
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(13,056,299)	$(12,383,927)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	2,133,359	2,482,178
Depreciation, amortization and accretion	5,6,11	268,066	397,399
Amortization of long-term debt discount	10	883,333	869,830
Impairment loss on mineral properties		-	297,942
Inventory write-down		-	60,694
Loss on disposition of assets		1,696	1,055
Deferred tax benefits	9	(268,237)	(26,139)
Share of gain from equity-accounted investment	7	(91,099)	-
Reimbursable Expenses for Reno Creek Acquisition	4	483,829	-
Changes in operating assets and liabilities
Inventories		-	2,960
Prepaid expenses and deposits		(265,985)	(625,393)
Other current assets		445	(37,537)
Accounts payable and accrued liabilities	15	(477,222)	745,967
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(10,388,114)	(8,214,971)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs		328,300	26,444,815
Due to a related party	8	167	998
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		328,467	26,445,813

INVESTING ACTIVITIES
Net cash received from asset acquisition	4	215,065	-
Investment in mineral rights and properties	5	(309,120)	-
Purchase of property, plant and equipment		(11,242)	(40,250)
Increase in other long-term assets		(188,400)	-
Purchase of short-term investments		(21,771,253)	(16,000,671)
Redemption of short-term investments		30,771,253	-
Decrease in reclamation deposits		819	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES		8,707,122	(16,040,921)

NET CASH FLOWS		(1,352,525)	2,189,921
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		12,575,973	7,142,571
CASH AND CASH EQUIVALENTS, END OF PERIOD		$11,223,448	$9,332,492

SUPPLEMENTAL CASH FLOW INFORMATION	15

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	$46,135,405
Common stock
Issued upon exercise of stock options	908,178	909	327,391	-	-	-	328,300
Issued for credit facility	641,574	641	899,359	-	-	-	900,000
Issued for Reno Creek Acquisition	14,852,450	14,853	20,317,764	-	-	-	20,332,617
Issued for Reimbursable Expenses for Reno Creek Acquisition	353,160	353	483,476	-	-	-	483,829
Issued for Diabase Acquisition	164,767	165	232,156	-	-	-	232,321
Issued for mineral property	46,134	46	61,774	-	-	-	61,820
Issued for settlement of liabilities	469,358	470	698,491	-	-	-	698,961
Stock-based compensation
Common stock issued for consulting services	208,889	208	322,657	-	-	-	322,865
Common stock issued under 2017 Stock Incentive Plan	1,023,247	1,023	1,366,763	(638,142)	-	-	729,644
Stock options issued to consultants	-	-	385,082	-	-	-	385,082
Stock options issued to management	-	-	226,907	-	-	-	226,907
Stock options issued to employees	-	-	440,844	-	-	-	440,844
Warrants
Issued in connection with Reno Creek Acquisition	-	-	5,088,928	-	-	-	5,088,928
Net loss for the period	-	-	-	-	(13,056,299)	-	(13,056,299)
Other comprehensive income	-	-	-	-	-	388	388
Balance, April 30, 2018	158,482,881	$158,483	$303,548,744	$-	$(240,381,301)	$(14,314)	$63,311,612

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the nine months ended April 30, 2018, or for the fiscal years ended July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) or July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At April 30, 2018, we had working capital of $7.4 million including cash and cash equivalents of approximately $11.2 million and short-term investments of $1.0 million. As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since our inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to us; and therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable our Company to continue as a going concern for the next 12 months from the date that our condensed consolidated financial statements are issued. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event we can no longer continue as a going concern.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2017. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the nine months ended April 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018 (“Fiscal 2018”).

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

April 30, 2018

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

NOTE 3:	PREPAID EXPENSES AND DEPOSITS

At April 30, 2018, prepaid expenses and deposits consisted of the following:

	April 30, 2018	July 31, 2017
Prepaid Property Renewal Fees	$609,866	$189,845
Prepaid Insurance	213,325	91,073
Prepaid Listing and Subscriptions	90,384	60,289
Prepaid License Fees	66,207	16,389
Prepaid Surety Bond Premium	68,585	38,952
Deposits and Expense Advances	85,507	86,439
Other Prepaid Expenses	115,179	203,005
	$1,249,053	$685,992

NOTE 4:	ACQUISITION OF RENO CREEK PROJECT

On August 9, 2017, we completed the acquisition of the issued and outstanding shares of Reno Creek Holdings Inc. (“RCHI”) and, indirectly thereby, 100% of its fully permitted Reno Creek in-situ recovery uranium project (the “Reno Creek Project”) located in the Powder River Basin, Wyoming, from each of the Pacific Roads Resources Funds (collectively, “PRRF”; as to 97.27% of RCHI) and Bayswater Holdings Inc. (as to the remaining 2.73% of RCHI; and, collectively with PRRF, the “Reno Creek Vendors”), in accordance with the terms and conditions of a certain Share Purchase Agreement, dated May 9, 2017, as amended by a certain Amending Agreement, dated August 7, 2017 (collectively, the “Share Purchase Agreement”; and, collectively, the “Reno Creek Acquisition”).

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

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

In connection with the Reno Creek Acquisition, we also issued 353,160 common shares in settlement of the Reimbursable Expenses totalling $483,829, which was included in the mineral property expenditures on our condensed consolidated financial statements for the nine months ended April 30, 2018.

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

April 30, 2018

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

Mineral Rights

At April 30, 2018, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At April 30, 2018, annual maintenance payments of approximately $1,833,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	April 30, 2018	July 31, 2017
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,632,500	1,520,680
Los Cuatros Project	257,250	257,250
Slick Rock Project	635,650	615,650
Reno Creek Project	25,553,807	-
Diabase Project	546,938	-
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	68,987,629	42,755,064
Accumulated Depletion	(3,929,884)	(3,929,884)
	65,057,745	38,825,180

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,401,943)	(2,392,196)
	8,095	17,842

Land Use Agreements	404,310	404,310
Accumulated Amortization	(344,927)	(315,356)
	59,383	88,954
	$65,125,223	$38,931,976

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

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

During the three months ended April 30, 2018, we completed a definitive purchase agreement (the “Diabase Purchase Agreement”) with Nuinsco Resources Limited (“Nuinsco”), to acquire 100% of the Diabase project (the “Diabase Project”), which covers an area of 54,236 acres in ten claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada (collectively, the “Diabase Acquisition”).

In accordance with ASC 360: Property, Plant and Equipment, the Diabase Acquisition was accounted for as an asset acquisition. In connection with the Diabase Acquisition, we paid total consideration of $546,938, consisting of $239,120 in cash, 164,767 shares with a fair value of $232,321 and transaction costs of $75,497, which were capitalized as Mineral Rights and Properties on the consolidated balance sheet as at April 30, 2018.

Concurrently with the closing of the Diabase Acquisition, Uranium Royalty Corp. (“URC”), a private entity that UEC has the ability to exercise significant influence on, was granted an exclusive right and option to acquire 100% of the royalty on the Diabase Project by paying $125,000 Canadian Dollars to the original royalty holder of the Diabase Project at the closing date, and $1,750,000 Canadian Dollars on or before the date four years after the closing date.

During the nine months ended April 30, 2018, we paid $50,000 in cash and issued 46,134 shares with a fair value of $61,820 as advance royalty payments for our Workman Creek Project, which were capitalized as Mineral Rights and Properties on the consolidated balance sheet as at April 30, 2018.

During the nine months ended April 30, 2017, we abandoned the Nichols Project located in Texas with an acquisition cost of $154,774 and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $297,942 was reported on our consolidated statements of operations for the nine months ended April 30, 2017.

During the three and nine months ended April 30, 2018 and 2017, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our condensed consolidated financial statements for the three and nine months ended April 30, 2018 and 2017, respectively.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Mineral Property Expenditures
Palangana Mine	$264,447	$239,781	$740,977	$625,430
Goliad Project	28,658	40,295	71,373	90,174
Burke Hollow Project	152,307	288,742	570,099	439,058
Longhorn Project	5,760	23,724	11,832	24,777
Salvo Project	6,702	6,701	20,338	21,710
Anderson Project	15,211	30,489	45,241	45,993
Workman Creek Project	7,673	7,673	23,627	23,593
Slick Rock Project	12,206	12,207	40,012	36,759
Reno Creek Project	158,546	-	1,126,918	-
Yuty Project	114,481	91,175	339,677	282,887
Oviedo Project	17,982	58,054	99,224	273,124
Alto Paraná Titanium Project	33,312	95,460	147,744	618,093
Other Mineral Property Expenditures	164,208	104,940	401,346	475,207
	$981,493	$999,241	$3,638,408	$2,956,805

During the nine months ended April 30, 2018, and in connection with the Reno Creek Acquisition, we issued 353,160 shares as settlement of the Reimbursable Expenses totalling $483,829, which was included in the mineral property expenditures on our condensed consolidated statements of operations for the nine months ended April 30, 2018. Refer to Note 4: Acquisition of Reno Creek Project.

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	April 30, 2018			July 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,681	(2,406,874)	31,807	2,438,681	(2,378,737)	59,944
Logging Equipment and Vehicles	1,971,742	(1,844,124)	127,618	1,971,742	(1,825,389)	146,353
Computer Equipment	606,279	(573,281)	32,998	582,980	(565,223)	17,757
Furniture and Fixtures	170,701	(168,673)	2,028	170,701	(168,248)	2,453
Land and Buildings	889,605	(8,975)	880,630	519,520	-	519,520
	$12,896,096	$(5,775,860)	$7,120,236	$12,502,712	$(5,711,530)	$6,791,182

During the nine months ended April 30, 2018 and 2017, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three and nine months ended April 30, 2018 and 2017, respectively.

During the nine months ended April 30, 2018, in connection with the Reno Creek Acquisition, we acquired certain buildings with total acquisition costs of $297,518, which will be depreciated over the estimated useful life of 20 years using the straight-line method.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENT

We acquired a total of 2,000,000 shares of URC, a private entity investing in the uranium sector, for a total consideration of $151,676. In addition, one of our officers was appointed as a member of the board of directors of URC. As at April 30, 2018, we own a 14.5% interest in URC and certain of our officers collectively own an additional 11.6% interest in URC. As a result, our ability to exercise significant influence over URC’s operating and financing policies continues to exist as at April 30, 2018.

During the nine months ended April 30, 2018, the change in fair value of the investment in URC is summarized as below:

Balance, July 31, 2017	$151,676
Share of loss from URC	(38,057)
Gain on ownership interest dilution	129,156
Balance, April 30, 2018	$242,775

NOTE 8:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2018, we incurred $36,210 and $112,850 (three and nine months ended April 30, 2017: $30,664 and $134,515), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the nine months ended April 30, 2018, we issued 104,706 shares with a fair value of $141,678 as settlement of the equivalent amounts owed to Blender.

During the three and nine months ended April 30, 2017, we issued 59,546 and 148,368 shares with a fair value of $78,572 and $170,060, respectively, as settlement of the equivalent amounts owed to Blender.

At April 30, 2018, the amount owing to Blender was $935 (July 31, 2017: $768).

NOTE 9:	TAX REFORM AND DEFERRED TAX LIABILITIES

The Tax Cuts and Jobs Act enacted on December 22, 2017 reduces the U.S. federal corporate tax rate from 35% to 21%, requiring the Company to remeasure existing deferred tax balances and re-evaluate the realizability of deferred tax assets. The rate change is administratively effective at the beginning of our Fiscal 2018, using a blended rate for the annual period. As a result, the blended statutory tax rate for Fiscal 2018 is 26.87%.

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

At December 22, 2017, we re-evaluated the realizability of the Company’s tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to these tax loss carry-forwards.

The accounting for the effects of the rate changes on deferred tax balances is complete and no provisional amounts were recorded for this item.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

NOTE 10:	LONG-TERM DEBT

As at April 30, 2018, long-term debt consisted of the following:

	April 30, 2018	July 31, 2017
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(761,832)	(745,165)
Long-term debt, net of unamortized discount	19,238,168	19,254,835
Current portion	5,000,000	-
Long-term debt, net of current portion	$14,238,168	$19,254,835

During the three months ended April 30, 2018, and pursuant to the terms of our Second Amended Credit Agreement, we issued 641,574 shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at January 31, 2018, as payment of anniversary fees, which was recorded as an addition to debt discount and will be amortized over the remaining contractual life of the long-term debt.

For the three and nine months ended April 30, 2018 and 2017, the amortization of debt discount totaled $277,502 and $883,333 (three and nine months ended April 30, 2017: $268,262 and $869,830), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive income.

As at April 30, 2018, the current portion of the long-term debt totaled $5,000,000, representing the principal amount due over the next 12 months.

The aggregate yearly maturities of the long-term debt based on principal amounts outstanding at April 30, 2018, are as follows:

Fiscal 2018	$-
Fiscal 2019	10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations (the “ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2017	$3,729,902
Accretion	162,305
Assumed from Reno Creek Acquisition	73,973
Balance, April 30, 2018	$3,966,180

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2018	July 31, 2017
Undiscounted amount of estimated cash flows	$7,275,504	$7,098,581

Payable in years	5.0 to 17	5.0 to 17
Inflation rate	1.37% to 2.14%	1.37% to 2.14%
Discount rate	5.48% to 6.40%	5.48% to 6.40%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2018	$-
Fiscal 2019	-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	148,391
Remaining balance	7,127,113
$7,275,504

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

NOTE 12:	CAPITAL STOCK

Share Transactions

A summary of the share transactions for the nine months ended April 30, 2018 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2017	139,815,124
Mineral Property	46,134	$1.34	$1.34	$61,820
Reno Creek Acquisition	14,852,450	1.30	1.37	20,332,617
Reimbursable Expenses for Reno Creek Acquisition	353,160	1.37	1.37	483,829
Consulting Services	124,469	1.19	1.73	192,403
Options Exercised (1)	66,516	0.45	0.93	31,860
Settlement of Current Liabilities	104,706	1.35	1.35	141,678
Shares Issued Under 2017 Stock Incentive Plan	591,496	1.28	1.60	785,329
Balance, October 31, 2017	155,954,055
Consulting Services	55,909	1.49	1.84	91,903
Options Exercised (2)	184,416	0.45	1.32	163,534
Shares Issued Under 2017 Stock Incentive Plan	258,444	1.06	1.77	341,667
Balance, January 31, 2018	156,452,824
Credit Facility	641,574	1.40	1.40	900,000
Diabase Acquisition	164,767	1.41	1.41	232,321
Consulting Services	28,511	1.33	1.43	38,559
Options Exercised (3)	657,246	0.45	1.28	298,204
Settlement of Current Liabilities	364,652	1.33	1.72	557,283
Shares Issued Under 2017 Stock Incentive Plan	173,307	1.30	1.57	240,790
Balance, April 30, 2018	158,482,881

(1)	111,250 stock options were exercised on a forfeiture basis, resulting in 66,516 net shares being issued.
(2)	171,250 stock options were exercised on a forfeiture basis, resulting in 74,416 net shares being issued.
(3)	238,125 options were exercised on a forfeiture basis resulting in 157,246 net shares issued

Share Purchase Warrants

A summary of share purchase warrants outstanding and exercisable at April 30, 2018 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	4,604,631	March 10, 2019	0.86
1.35	2,600,000	January 30, 2020	1.75
1.95	50,000	June 3, 2018	0.09
2.00	9,571,929	January 20, 2020	1.72
2.30	11,308,728	August 9, 2022	4.28
2.35	2,850,000	June 25, 2018	0.15
$1.97	30,985,288		2.38

During the nine months ended April 30, 2018, in connection with the Reno Creek Acquisition, we issued 11,308,728 Warrants, with each Warrant entitling the holder to acquire one share of the Company at an exercise price of $2.30 per share for a period of five years from the date of issuance. Refer to Note 4: Acquisition of Reno Creek Project

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

Stock Options

At April 30, 2018, we had one stock option plan, our 2017 Stock Incentive Plan (the “2017 Plan”).  The 2017 Plan provides for not more than 22,439,420 shares of the Company that may be issued and consists of: (i) 12,305,500 shares issuable pursuant to awards previously granted that were outstanding under our 2016 Stock Incentive Plan (the “2016 Plan”); (ii) 4,133,920 shares remaining available for issuance under the 2016 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2017 Plan.  The 2017 Plan superseded and replaced the 2016 Plan, which superseded and replaced our prior 2015, 2014, 2013, 2009 and 2006 Stock Incentive Plans, such that no further shares are issuable under those prior plans.

During the nine months ended April 30, 2018, we granted stock options under the 2017 Plan to certain directors, officers, employees and consultants to purchase a total of 2,054,000 shares of the Company exercisable at $1.09 to $1.29 per share with a term of five years.

The majority of these stock options are subject to a 24-month vesting provision whereby at the end of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

A summary of stock options granted by the Company during the nine months ended April 30, 2018, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

	Options	Exercise	Term	Fair	Expected	Risk-Free	Dividend	Expected
Date	Issued	Price	(Years)	Value	Life (Years)	Interest Rate	Yield	Volatility
August 22, 2017	1,754,000	$1.28	5.00	$1,112,090	3.10	1.49%	0.00%	73.68%
August 22, 2017	100,000	1.28	5.00	67,998	2.90	1.46%	0.00%	83.16%
November 1, 2017	150,000	1.09	5.00	78,460	2.80	1.71%	0.00%	74.54%
March 1, 2018	50,000	1.29	5.00	29,117	2.80	2.32%	0.00%	68.42%
Total	2,054,000			$1,287,665

A continuity schedule of outstanding stock options for the underlying shares for the three and nine months ended April 30, 2018 is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2017	12,260,500	$1.33
Granted	1,854,000	1.28
Exercised	(111,250)	0.50
Balance, October 31, 2017	14,003,250	$1.33
Granted	150,000	1.09
Exercised	(281,250)	0.97
Forfeited	(51,250)	1.23
Balance, January 31, 2018	13,820,750	$1.34
Granted	50,000	1.29
Exercised	(738,125)	0.46
Balance, April 30, 2018	13,132,625	$1.39

At April 30, 2018, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $3,368,554 (vested: $2,988,364 and unvested: $380,190).

At April 30, 2018, unrecognized stock-based compensation expense related to the unvested portion of stock options granted totaled $488,585 to be recognized over the next 0.86 year.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

A summary of stock options outstanding and exercisable at April 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at April 30, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at April 30, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.45 to $1.06	1,935,500	$0.93	3.13	1,935,500	$0.93	3.13
$1.07 to $2.00	9,924,625	1.28	2.18	8,371,625	1.29	1.79
$2.01 to $3.86	1,272,500	2.89	2.58	1,272,500	2.89	2.58
	13,132,625	$1.39	2.36	11,579,625	$1.40	2.10

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$168,107	$398,944	$606,885	$920,971
Stock options issued to consultants	43,463	24,796	385,082	303,047
	211,570	423,740	991,967	1,224,018
Stock-Based Compensation for Management
Common stock issued to management	34,265	33,057	103,509	175,950
Stock options issued to management	45,926	62,873	226,907	430,218
	80,191	95,930	330,416	606,168
Stock-Based Compensation for Employees
Common stock issued to employees	120,711	106,166	497,747	322,613
Stock options issued to employees	106,113	42,041	440,844	329,379
	226,824	148,207	938,591	651,992

Settlement of share issuance obligation	-	-	(127,615)	-
	$518,585	$667,877	$2,133,359	$2,482,178

On August 22, 2017, we issued 398,839 shares with a fair value of $510,528 under the 2017 Plan as settlement of share issuance obligations totaling $638,142, which represented the fair value of the Fiscal 2017 share bonuses made by the Company as at July 31, 2017 under the 2017 Plan. The change in fair value of $127,615 between the measurement date of July 31, 2017 and the issuance date of August 22, 2017, was recorded as a credit to the stock-based compensation for the nine months ended April 30, 2018.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Numerator
Net Loss for the Period	$(4,146,646)	$(3,798,864)	$(13,056,299)	$(12,383,927)

Denominator
Basic Weighted Average Number of Shares	157,704,601	137,452,998	155,996,660	124,676,016
Dilutive Stock Options and Warrants	-	-	-
Diluted Weighted Average Number of Shares	157,704,601	137,452,998	155,996,660	124,676,016

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.03)	$(0.08)	$(0.10)

For the three and nine months ended April 30, 2018 and 2017, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 14:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At April 30, 2018, our long-term assets located in the United States totaled $59,467,948 or 79% of our total long-term assets of $75,156,444.

The table below provides a breakdown of the long-term assets by geographic segments:

	April 30, 2018
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,742,158	$11,044,018	$25,553,807	$724,717	$546,938	$14,513,585	$65,125,223
Property, Plant and Equipment	6,373,925	-	361,113	-	28,709	356,489	7,120,236
Reclamation Deposits	1,690,209	15,000	73,973	-	-	-	1,779,182
Equity-Accounted Investment	-	-	-	-	242,775	-	242,775
Other Long-Term Assets	460,821	-	428,207	-	-	-	889,028
Total Long-Term Assets	$21,267,113	$11,059,018	$26,417,100	$724,717	$818,422	$14,870,074	$75,156,444

	July 31, 2017
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,780,728	$10,932,199	$-	$705,464	$-	$14,513,585	$38,931,976
Property, Plant and Equipment	6,414,329	-	-	-	11,185	365,668	6,791,182
Reclamation Deposits	1,690,209	15,000	-	819	-	-	1,706,028
Equity-Accounted Investment	-	-	-	-	151,676	-	151,676
Other Long-Term Assets	422,769	-	582,206	-	-	-	1,004,975
Total Long-Term Assets	$21,308,035	$10,947,199	$582,206	$706,283	$162,861	$14,879,253	$48,585,837

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

The tables below provide a breakdown of our operating results by geographic segments for the three and nine months ended April 30, 2018 and 2017. All intercompany transactions have been eliminated.

	Three Months Ended April 30, 2018
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total

Costs and Expenses:
Mineral property expenditures	$611,170	$23,136	$165,566	$15,846	$-	$165,775	$981,493
General and administrative	1,427,445	3,389	34,533	1,141	794,682	146,381	2,407,571
Depreciation, amortization and accretion	79,903	-	3,716	249	3,600	826	88,294
Impairment loss on mineral properties	-	-	-	-	-	-	-
	2,118,518	26,525	203,815	17,236	798,282	312,982	3,477,358
Loss from operations	(2,118,518)	(26,525)	(203,815)	(17,236)	(798,282)	(312,982)	(3,477,358)
Other income (expenses)	(677,570)	(4,611)	(249)	-	-	1,190	(681,240)
Loss before income taxes	$(2,796,088)	$(31,136)	$(204,064)	$(17,236)	$(798,282)	$(311,792)	$(4,158,598)

	Three Months Ended April 30, 2017
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total

Costs and Expenses:
Mineral property expenditures	$703,147	$23,354	$-	$28,051	$-	$244,689	$999,241
General and administrative	1,363,303	3,389	-	1,068	721,423	3,473	2,092,656
Depreciation, amortization and accretion	115,071	-	-	249	2,016	456	117,792
Impairment loss on mineral properties	-	-	-	-	-	-	-
	2,181,521	26,743	-	29,368	723,439	248,618	3,209,689
Loss from operations	(2,181,521)	(26,743)	-	(29,368)	(723,439)	(248,618)	(3,209,689)
Other income (expenses)	(593,873)	(4,611)	-	-	1,034	(488)	(597,938)
Loss before income taxes	$(2,775,394)	$(31,354)	$-	$(29,368)	$(722,405)	$(249,106)	$(3,807,627)

	Nine Months Ended April 30, 2018
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total

Costs and Expenses:
Mineral property expenditures	$1,795,078	$69,698	$1,134,782	$52,205	$-	$586,645	$3,638,408
General and administrative	4,587,983	10,488	558,326	3,385	2,153,051	213,465	7,526,698
Depreciation, amortization and accretion	247,687	-	9,125	747	7,717	2,790	268,066
Impairment loss on mineral properties	-	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-	-
	6,630,748	80,186	1,702,233	56,337	2,160,768	802,900	11,433,172
Loss from operations	(6,630,748)	(80,186)	(1,702,233)	(56,337)	(2,160,768)	(802,900)	(11,433,172)
Other income (expenses)	(1,888,966)	(14,146)	1,241	-	-	10,507	(1,891,364)
Loss before income taxes	$(8,519,714)	$(94,332)	$(1,700,992)	$(56,337)	$(2,160,768)	$(792,393)	$(13,324,536)

	Nine Months Ended April 30, 2017
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total

Costs and Expenses:
Mineral property expenditures	$1,651,954	$69,866	$-	$60,881	$-	$1,174,104	$2,956,805
General and administrative	4,628,740	30,372	-	3,203	1,915,131	38,695	6,616,141
Depreciation, amortization and accretion	390,138	-	-	747	5,984	530	397,399
Impairment loss on mineral properties	185,942	8,334	-	103,666	-	-	297,942
Inventory write-down	60,694	-	-	-	-	-	60,694
	6,917,468	108,572	-	168,497	1,921,115	1,213,329	10,328,981
Loss from operations	(6,917,468)	(108,572)	-	(168,497)	(1,921,115)	(1,213,329)	(10,328,981)
Other income (expenses)	(2,067,125)	(14,146)	-	-	635	(449)	(2,081,085)
Loss before income taxes	$(8,984,593)	$(122,718)	$-	$(168,497)	$(1,920,480)	$(1,213,778)	$(12,410,066)

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2018 and 2017, we issued 208,889 and 559,623 shares with a fair value of $322,865 and $694,170, respectively, for consulting services.

During the nine months ended April 30, 2018 and 2017, we issued 624,408 and 670,425 shares with a fair value of $857,258 and $725,364, respectively, as compensation to certain management, employees and consultants of the Company under the 2017 Plan.

During the nine months ended April 30, 2018, we issued 398,839 shares with a fair value of $510,528 as settlement of share issuance obligations of $638,142 relating to the Fiscal 2017 share bonuses made by the Company under the 2017 Plan.

During the nine months ended April 30, 2018 and 2017, we issued 306,053 and 151,679 shares with a fair value of $442,571 and $175,060, respectively, as settlement of certain of the Company’s accounts payable.

During the nine months ended April 30, 2018, we paid $256,389 in cash and issued 163,305 shares, of which 119,546 shares were issued under our 2017 Plan, as settlement of certain severance obligations totaling $492,638.

During the nine months ended April 30, 2018 and 2017, we issued 46,134 and 46,800 shares with a fair value of $61,820 and $48,672, respectively, as an advance royalty payment for the Workman Creek Project.

During the nine months ended April 30, 2018, we issued 14,634,748 shares and paid $909,930 in cash as consideration to acquire the Reno Creek Project. In addition, we issued 353,160 shares as payment of the Reimbursable Expenses totalling $483,829 and issued 217,702 shares with a fair value of $283,013 as payment of certain transaction costs.

During the nine months ended April 30, 2018, we issued 164,767 shares with a fair value of $232,321 and paid $239,120 in cash as consideration to acquire the Diabase Project.

During the nine months ended April 30, 2018 and 2017, we paid $1,213,333 and $1,213,333, respectively, in cash for interest on the long-term debt.

During the three months ended April 30, 2018, we issued 641,574 shares with a fair value of $900,000 as payment of anniversary fees to our Lenders.

NOTE 16:	COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $20,617. Office lease agreements for the United States and Canada expire between July 2018 and March 2021.

The aggregate minimum rental and lease payments over the next five fiscal years are as follows:

Fiscal 2018	$62,108
Fiscal 2019	123,116
Fiscal 2020	87,082
Fiscal 2021	58,055
Fiscal 2022	-
$330,361

We are committed to paying our key executives a total of $708,000 per year for various management services.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

(Unaudited)

On June 1, 2015, the Company received notice that Westminster Securities Corporation (“Westminster”) filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008.  Although the Concentric warrants expired by their terms on December 31, 2012, Westminster bases its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric.  On March 2, 2018, the District Court granted the Company’s motion for summary judgment, dismissing all claims asserted by Westminster and the other plaintiffs in that action, and entered judgment in favor of the Company. On March 22, 2018, the plaintiffs filed an appeal of the District Court’s order of dismissal.  On March 28, 2018, the Company and plaintiffs entered into a mutual general release, whereby the plaintiffs agreed to withdraw their appeal and irrevocably release any and all claims against the Company in exchange for the Company’s agreement to irrevocably release any and all claims against the plaintiffs, including any claims for attorneys’ fees and costs that the Company incurred in defending the action. On April 19, 2018, the Court of Appeals entered an order dismissing the appeal. The case is now closed.

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

April 30, 2018

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

The Company has had recent communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal with the Administrative Courts in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to pay all required maintenance fees and otherwise conducts its business in a manner to comply with all applicable mining laws in Paraguay.

At any given time, we may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

NOTE 17:	SUBSEQUENT EVENT

Subsequent to April 30, 2018, we completed a purchase agreement (the “NRC Purchase Agreement”) with Uranerz Energy Corporation (“Uranerz”), a wholly owned subsidiary of Energy Fuels Inc., whereby we acquired 100% of its advanced stage North Reno Creek Project located immediately adjacent to and within our existing Reno Creek Project permitting boundary in the Powder River Basin, Wyoming.

In connection with the closing of the NRC Purchase Agreement, we paid Uranerz the following consideration:

•	$2,940,000 in cash; and
•	1,625,531 shares of the Company, at a deemed issuance price of $1.5072 per share, representing the volume weighted average price of our shares on the NYSE American for the five trading days immediately prior to the closing date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three and nine months ended April 30, 2018, and our Form 10-K Annual Report for the fiscal year ended July 31, 2017, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2017, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2017, our most recently completed year end, to April 30, 2018, and our results of operations for the three and nine months ended April 30, 2018 and 2017, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2017.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2017.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At April 30, 2018, we had no uranium supply or off-take agreements in place.

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

During the three and nine months ended April 30, 2018, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the nine months ended April 30, 2018:

Burke Hollow Project

During the nine months ended April 30, 2018, we continued to advance the application of the Radioactive Material License for the Burke Hollow Project after receipt of the Mine Area Permit and Aquifer Exemption in Fiscal 2017 and two Class I disposal well permits in Fiscal 2016. The Radioactive Material License application remains under technical review by the TCEQ.

During the nine months ended April 30, 2018, we completed a drilling campaign initiated in April 2017 and drilled 132 exploration holes totaling 58,020 feet at the Burke Hollow Project.

Yuty Project

During the nine months ended April 30, 2018, we continued work on the Preliminary Economic Assessment, in accordance with the provisions of National Instrument 43-101 for our Yuty Project. Initial leach testing performed by a United States laboratory on split core samples from the Yuty Project clearly demonstrated that acceptable uranium recoveries can be achieved upon optimization of the chemistry. During the nine months ended April 30, 2018, we completed additional testing to refine the leach chemistry and, in the meantime, initiated detailed resource mapping to better define the five stacked roll front systems that comprise the deposit at the Yuty Project.

Acquisition of Reno Creek Project

On August 9, 2017, we completed our acquisition of the issued and outstanding shares of RCHI and, indirectly thereby, 100% of its fully permitted Reno Creek Project located in the Powder River Basin, Wyoming, in accordance with the terms and conditions of the Share Purchase Agreement, dated May 9, 2017, as amended by an Amending Agreement, dated August 7, 2017.

Refer to Note 4: Acquisition of Reno Creek Project of the Notes to the Condensed Consolidated Financial Statements for the nine months ended April 30, 2018.

Acquisition of North Reno Creek Project

Subsequent to April 30, 2018, we completed the NRC Purchase Agreement with Uranerz, whereby we acquired 100% of the advanced stage North Reno Creek Project, located immediately adjacent to and within our existing Reno Creek Project permitting boundary located in the Powder River Basin, Wyoming.

Pursuant to the NRC Purchase Agreement, we paid Uranerz $2,940,000 in cash and issued 1,625,531 shares of the Company as consideration. Refer to Note 17: Subsequent Event to the Condensed Consolidated Financial Statements for the nine months ended April 30, 2018.

The acquisition of the North Reno Creek Project will consolidate and add further scale to our existing Reno Creek Project and enable us to realize significant project synergies in the Powder River Basin area.

Acquisition of Diabase Project

During the three months ended April 30, 2018, we completed the Diabase Purchase Agreement with Nuinsco, to acquire 100% of the Diabase Project, which covers an area of 54,236 acres in ten claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada.

The Diabase Project is a large exploration project with work completed to date, which includes 67 diamond drill holes, regional electromagnetic, magnetic and gravity geophysical surveys, and surficial geochemistry. The Diabase Project covers a significant portion of the Cable Bay fault, a highly prospective regional-scale shear corridor.

Concurrently with the closing of the Diabase Acquisition, URC was granted an exclusive right and option to acquire 100% of the royalty on the Diabase Project by paying $125,000 Canadian Dollars to the original royalty holder at the closing date, and $1,750,000 Canadian Dollars on or before the date four years after the closing date.

Results of Operations

For the three and nine months ended April 30, 2018, we recorded net losses of $4,146,646 ($0.03 per share) and $13,056,299 ($0.08 per share), respectively. For the three and nine months ended April 30, 2017, we recorded net losses of $3,798,864 ($0.03 per share) and $12,383,927 ($0.10 per share), respectively.

During the three and nine months ended April 30, 2018 and 2017, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and nine months ended April 30, 2018 and 2017. At April 30, 2018, the total value of inventories was $211,662 (July 31, 2017: $211,662).

Costs and Expenses

For the three and nine months ended April 30, 2018, costs and expenses totaled $3,477,358 and $11,433,172, respectively, which were comprised of mineral property expenditures of $981,493 and $3,638,408, general and administrative expenses of $2,407,571 and $7,526,698, and depreciation, amortization and accretion of $88,294 and $268,066, respectively. No impairment loss on mineral properties and inventory write-down were recorded for the three and nine months ended April 30, 2018.

For the three and nine months ended April 30, 2017, costs and expenses totaled $3,209,689 and $10,328,981, respectively, which were comprised of mineral property expenditures of $999,241 and $2,956,805, general and administrative expenses of $2,092,656 and $6,616,141, depreciation, amortization and accretion of $117,792 and $397,399, impairment loss on mineral properties of $Nil and $297,942, and an inventory write-down of $Nil and $60,694, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our projects.

During the three and nine months ended April 30, 2018, mineral property expenditures totaled $981,493 and $3,638,408, respectively, of which $353,294 and $992,142, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility.

During the three and nine months ended April 30, 2017, mineral property expenditures totaled $999,241 and $2,956,805, respectively, of which $326,599 and $973,496, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility.

During the three and nine months ended April 30, 2018, mineral property expenditures on the Reno Creek Project totaled $158,546 and $643,089, respectively, which were primarily related to property maintenance costs and labor costs. In connection with the completion of the Reno Creek Acquisition, we paid Reimbursable Expenses of $483,829 for the property maintenance costs incurred at the Reno Creek Project prior to the closing of the Reno Creek Acquisition, which were also included in the mineral property expenditures for the nine months ended April 30, 2018.

During the three and nine months ended April 30, 2017, and pursuant to the Share Purchase and Option Agreement for the acquisition of the Alto Parana Project, we recorded total costs of $95,460 and $618,093 related to maintenance and assessment work required to keep the Alto Parana Project in good standing.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Mineral Property Expenditures
Palangana Mine	$264,447	$239,781	$740,977	$625,430
Goliad Project	28,658	40,295	71,373	90,174
Burke Hollow Project	152,307	288,742	570,099	439,058
Longhorn Project	5,760	23,724	11,832	24,777
Salvo Project	6,702	6,701	20,338	21,710
Anderson Project	15,211	30,489	45,241	45,993
Workman Creek Project	7,673	7,673	23,627	23,593
Slick Rock Project	12,206	12,207	40,012	36,759
Reno Creek Project	158,546	-	1,126,918	-
Yuty Project	114,481	91,175	339,677	282,887
Oviedo Project	17,982	58,054	99,224	273,124
Alto Paraná Titanium Project	33,312	95,460	147,744	618,093
Other Mineral Property Expenditures	164,208	104,940	401,346	475,207
	$981,493	$999,241	$3,638,408	$2,956,805

General and Administrative

During the three and nine months ended April 30, 2018, general and administrative expenses totaled $2,407,571 and $7,526,698, respectively. During the three and nine months ended April 30, 2017, general and administrative expenses totaled $2,092,656 and $6,616,141, respectively.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

•	for the three months ended April 30, 2018, salaries, management and consulting fees totaled $484,864, which was consistent compared to $454,307 for the three months ended April 30, 2017. For the nine months ended April 30, 2018, salaries, management and consulting fees totaled $1,840,073, which increased by $574,581, compared to $1,265,492 for the nine months ended April 30, 2017, primarily as a result of severance payments of $466,177 made to certain employees.

•	for the three and nine months ended April 30, 2018, office, insurance, filing and listing fees, investor relations, and travel expenses totaled $984,220 and $2,576,935, respectively, which increased by $273,001 and $359,230, compared to $711,219 and $2,217,705, respectively, for the three and nine months ended April 30, 2017, primarily as a result of increased consulting fees, insurance, travel and marketing expenses;

•	for the three and nine months ended April 30, 2018, professional fees totaled $419,902 and $976,331, respectively, which increased by $160,649 and $325,565, compared to $259,253 and $650,766, respectively, for the three and nine months ended April 30, 2017. Professional fees are primarily comprised of legal services related to regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three and nine months ended April 30, 2018, stock-based compensation totaled $518,585 and $2,133,359, respectively, which decreased by $149,292 and 348,819, compared to $667,877 and $2,482,178, respectively, for the three and nine months ended April 30, 2017. We continued to utilize equity-based payments to compensate certain directors, officers, employees and consultants for services provided as part of our continuing efforts to reduce cash outlays. In August 2017, we granted approximately 1.8 million stock options, and in July and August 2016 we granted approximately two million stock options to our directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting periods of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2018, depreciation, amortization and accretion totaled $88,294 and $268,066, respectively, which decreased by $29,498 and $129,333, respectively, compared to $117,792 and $397,399 for the three and nine months ended April 30, 2017. This decrease was primarily the result of certain property and equipment having reached full depreciation or amortization.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During the three and nine months ended April 30, 2018, we did not record any impairment loss on our mineral properties. During the nine months ended April 30, 2017, we abandoned the Nichols Project located in Texas with acquisition costs of $154,774, and certain mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $143,168. As a result, an impairment loss on mineral properties of $297,942 was reported on our consolidated statement of operations for the nine months ended April 30, 2017.

Other Income and Expenses

Interest and Finance Costs

During the three and nine months ended April 30, 2018, interest and finance costs totaled $710,000 and $2,206,585, respectively, which have remained consistent compared to $697,644 and $2,185,166, respectively, for the three and nine months ended April 30, 2017.

For the three and nine months ended April 30, 2018, interest and finance costs were primarily comprised of interest paid on long-term debt of $395,555 and $1,213,333, amortization of debt discount of $277,502 and $883,333, and amortization of annual surety bond premium of $29,394 and $87,941, respectively.

For the three and nine months ended April 30, 2017, interest and finance costs were primarily comprised of interest paid on long-term debt of $395,555 and $1,213,333, amortization of debt discount of $268,262 and $869,830, and amortization of annual surety bond premium of $29,214 and $87,856, respectively.

Share of (Loss) Gain from Equity-Accounted Investment

During the three months ended April 31, 2018, we recorded a share of loss of $10,134 from an equity-accounted investment. During the nine months ended April 30, 2018, we recorded a share of gain totaling $91,099 from an equity-accounted investment, which was comprised of a gain on ownership interest dilution of $129,156, offset by a share of loss of $38,057.

Tax Reform and Deferred Tax Benefit

The Tax Cuts and Jobs Act enacted on December 22, 2017 reduces the U.S. federal corporate tax rate from 35% to 21%, requiring the Company to remeasure existing deferred tax balances and re-evaluate the realizability of deferred tax assets. The rate change is administratively effective at the beginning of our Fiscal 2018, using a blended rate for the annual period. As a result, the blended statutory tax rate for Fiscal 2018 is 26.87%.

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

At December 22. 2017, we re-evaluated the realizability of the Company’s tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to these tax loss carry-forwards.

The accounting for the effects of the rate changes on deferred tax balances is complete and no provisional amounts were recorded for this item.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017
Sales	$-	$-	$-	$-
Net loss	(4,146,646)	(4,353,813)	(4,555,840)	(5,587,130)
Total comprehensive loss	(4,146,394)	(4,354,060)	(4,555,457)	(5,587,076)
Basic and diluted loss per share	(0.03)	(0.03)	(0.03)	(0.04)
Total assets	88,958,320	92,046,979	94,523,947	72,177,234

	For the Quarters Ended
	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
Sales	$-	$-	$-	$-
Net loss	(3,798,864)	(4,332,369)	(4,252,694)	(3,777,278)
Total comprehensive loss	(3,798,892)	(4,332,327)	(4,252,734)	(3,777,095)
Basic and diluted loss per share	(0.03)	(0.04)	(0.04)	(0.03)
Total assets	74,946,960	76,665,928	53,562,227	56,176,311

Liquidity and Capital Resources

	April 30, 2018	July 31, 2017
Cash and cash equivalents	$11,223,448	$12,575,973
Short-term investments	1,000,000	10,000,000
Current assets	13,801,876	23,591,397
Current liabilities	6,438,163	2,447,622
Working capital	7,363,713	21,143,775

At April 30, 2018, we had working capital of $7,363,713, which decreased by $13,780,062 from our working capital of $21,143,775 at July 31, 2017. Current assets include $11,223,448 in cash and cash equivalents and $1,000,000 in short-term investments, which are the largest components of current assets. Current liabilities include the $5,000,000 current portion of long-term debt, which represents the principal amounts due over the next 12 months.

As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future when required and on terms favorable to us; and therefore, substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable our Company to continue its operations for the next twelve months from the date this Quarterly Report is issued. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations. Refer to Note 1: Nature of Operations and Going Concern of the Notes to our Consolidated Financial Statements for the nine months ended April 30, 2018.

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

As at April 30, 2018, a total of $33.7 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings under our 2014 Shelf, with a remaining available balance of $66.3 million under the 2017 Shelf, as follows:

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

The Credit Facility is non-revolving with an amended term of 6.5 years maturing on January 1, 2020, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis. Monthly principal repayments equal to one-twelfth of the principal balance then outstanding are required to commence on February 1, 2019. As at April 30, 2018, the current portion of the long-term debt totaled $5,000,000, representing the principal amounts due over the next 12 months.

The Second Amended Credit Agreement supersedes, in their entirety, the Amended and Restated Credit Agreement dated March 13, 2014, and the original Credit Agreement dated July 30, 2013, with the Lenders.

During the three months ended April 30, 2018, and pursuant to the terms of the Second Amended Credit Agreement, we issued 641,574 shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at April 30, 2018, as payment of anniversary fees to our Lenders.

Refer to Note 10: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the nine months ended April 30, 2018, and Note 9: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2017.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2018 and 2017 was $10,388,114 and $8,214,971, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the nine months ended April 30, 2018, net cash provided by financing activities was $328,467 resulting from $328,300 net cash received from the exercise of stock options and an increase of $167 in an amount due to a related party. During the nine months ended April 30, 2017, net cash provided by financing was $26,445,813 resulting primarily from net proceeds of $26,444,815 received from share issuances from an equity financing closed in January 2017, and from warrant and option exercises.

Investing Activities

During the nine months ended April 30, 2018, net cash provided by investing activities was $8,707,122, resulting primarily from cash received from the redemption of short-term investments totaling $30,771,253, net cash of $215,065 received from the Reno Creek Acquisition, offset by cash used in the purchase of short-term investments of $21,771,253, an increase of $188,400 in other long-term assets, cash used in the investment in mineral rights and properties of $309,120, and cash used in the purchase of property, plant and equipment of $11,242.

Net cash used in investing activities during the nine months ended April 30, 2017 was $16,040,921, resulting primarily from the purchase of short-term investments of $16,000,671 and the purchase of property, plant and equipment of $40,250.

Stock Options and Warrants

At April 30, 2018, we had stock options outstanding representing 13,132,625 shares at a weighted-average exercise price of $1.39 per share and share purchase warrants outstanding representing 30,985,288 shares at a weighted-average exercise price of $1.97 per share. At April 30, 2018, outstanding stock options and warrants represented a total 44,117,913 shares issuable for gross proceeds of approximately $79.2 million should these stock options and warrants be exercised in full. At April 30, 2018, outstanding in-the-money stock options and warrants represented a total of 19,064,756 shares exercisable for gross proceeds of approximately $23.6 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and nine months ended April 30, 2018, we incurred $36,210 and $112,850 (three and nine months ended April 30, 2017: $30,664 and $134,515), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the nine months ended April 30, 2018, we issued 104,706 shares with a fair value of $141,678, as settlement of the equivalent amounts owed to Blender.

During the three and nine months ended April 30, 2017, we issued 59,546 and 148,368 shares with a fair value of $78,572 and $170,060, respectively, as settlement of the equivalent amounts owed to Blender.

At April 30, 2018, the amount owing to Blender was $935 (July 31, 2017: $768).

Material Commitments

Long-Term Debt Obligations

At April 30, 2018, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2018. Our Credit Facility has a maturity date of January 1, 2020 with scheduled monthly principal repayment of $1,666,667 commencing on February 1, 2019. As at April 30, 2018, principal amount due over the next 12 months totaled $5,000,000.

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

Subsequent Event

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 1, 2015, the Company received notice that Westminster Securities Corporation (“Westminster”) filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008.  Although the Concentric warrants expired by their terms on December 31, 2012, Westminster bases its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric.  On March 2, 2018, the District Court granted the Company’s motion for summary judgment, dismissing all claims asserted by Westminster and the other plaintiffs in that action, and entered judgment in favor of the Company. On March 22, 2018, the plaintiffs filed an appeal of the District Court’s order of dismissal.  On March 28, 2018, the Company and plaintiffs entered into a mutual general release, whereby the plaintiffs agreed to withdraw their appeal and irrevocably release any and all claims against the Company in exchange for the Company’s agreement to irrevocably release any and all claims against the plaintiffs, including any claims for attorneys’ fees and costs that the Company incurred in defending the action. On April 19, 2018, the Court of Appeals entered an order dismissing the appeal. The case is now closed.

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

The Company has had recent communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal with the Administrative Courts in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to pay all required maintenance fees and otherwise conducts its business in a manner to comply with all applicable mining laws in Paraguay.

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

As more fully described under Item 1. Business, in our Form 10-K Annual Report for Fiscal 2017, we were incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $240.3 million at April 30, 2018. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At April 30, 2018, we had working capital of $7.4 million including cash and cash equivalents of $11.2 million and short-term investments of $1.0 million. As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception, including those from asset divestitures. However, there is no assurance that we will be successful in securing any form of additional financing in the future and therefore, substantial doubt exists as to whether our cash resources and/or working capital will be sufficient to enable our Company to continue our operations over the next 12 months from the date this Quarterly Report is issued.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the nine months ended April 30, 2018, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $4.0 million on our balance sheet at April 30, 2018, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We hold certain mineral rights located in the Republic of Paraguay through Piedra Rica Mining S.A., Transandes Paraguay S.A., Trier S.A. and Metalicos Y No Metalicos S.R.L, which are incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. The Company has had recent communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal with the Administrative Courts in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to pay all required maintenance fees and otherwise conducts its business in a manner to comply with all applicable mining laws in Paraguay. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

We are authorized to issue 750,000,000 shares of common stock of which 158,482,881 shares were issued and outstanding as of April 30, 2018. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed the 2014 Shelf which was declared effective on January 10, 2014, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million. We filed the 2017 Shelf, which was declared effective on March 10, 2017, and, as a result, it replaced the 2014 Shelf which was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $33,7 million has been utilized through public offerings as of April 30, 2018.

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

During our fiscal quarter ended April 30, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	on February 7, 2018, we issued an aggregate of 164,767 shares of common stock to certain vendors pursuant to a Property Purchase Agreement dated January 31, 2018, at a deemed issuance price of $1.60 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on February 14, 2018, we issued 43,759 shares of common stock to a consultant pursuant to a shares for debt subscription agreement at a deemed issuance price of $1.57 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on February 16, 2018, we issued an aggregate of 641,574 shares of common stock to our Lenders as an anniversary fee in partial consideration for our Credit Facility at a deemed issuance price of $1.4028 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares to four of the Lenders and on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares to two of the Lenders.

•	on each of February 16, 2018 and March 19, 2018, we issued 5,303 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.32 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on March 12, 2018, we issued an aggregate of 84,886 shares of common stock to six lessors pursuant to shares for debt subscription agreements at a deemed issuance price of $1.72 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on March 14, 2018, we issued 116,461 shares of common stock to a consultant pursuant to a shares for debt subscription agreement at a deemed issuance price of $1.33 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on March 19, 2018, we issued 12,478 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.38 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and

•	on April 4, 2018, we issued 5,427 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.29 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2018, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: June 10, 2018

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: June 10, 2018

