Form 10-K
period 2018-07-31
URANIUM ENERGY CORP
filed 2018-10-15
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.57 on January 31, 2018) was approximately $215,919,501.

The registrant had 176,123,390 shares of common stock outstanding as of October 10, 2018.

_____________

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

•	our overall strategy, objectives, plans and expectations for the fiscal year ended July 31, 2018 (“Fiscal 2018”) and beyond;
•	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for U3O8;
•	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
•	our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including the Palangana Mine;
•	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including the Palangana Mine;
•	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
•	our ability to obtain adequate additional financing including access to the equity and credit markets;
•	our ability to remain in compliance with the terms of our indebtedness; and
•	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

Forward-looking statements, and any estimates and assumptions upon which they are based, are made as of the date of this Annual Report, and we do not intend or undertake to revise, update or supplement any forward-looking statements to reflect actual results, future events or changes in estimates and assumptions or other factors affecting such forward-looking statements, except as required by applicable securities laws. Should one or more forward-looking statements be revised, updated or supplemented, no inference should be made that we will revise, update or supplement any other forward-looking statements.

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

iii

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

iv

PART I

Item 1. Business

Corporate Organization

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name Carlin Gold Inc. During 2004, we changed our business operations and focus from precious metals exploration to uranium exploration in the United States. On January 24, 2005, we completed a reverse stock split of our common stock on the basis of one share for each two outstanding shares and amended our Articles of Incorporation to change our name to Uranium Energy Corp. Effective February 28, 2006, we completed a forward stock split of our common stock on the basis of 1.5 shares for each outstanding share and amended our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 750,000,000 shares of common stock with a par value of $0.001 per share. In June 2007, we changed our fiscal year end from December 31 to July 31 (in each instance our “Fiscal” year now).

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. On December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P., a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. On May 24, 2011, we acquired a 100% in interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. On September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. On March 30, 2012, we acquired a 100% interest in Cue Resources Ltd., a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. On March 4, 2016, we acquired 100% interest in JDL Resources Inc., a private company incorporated in Cayman Islands. On July 7, 2017, we acquired 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in Cayman Islands. On August 9, 2017, we acquired a 100% interest in AUC Holdings (US), Inc. On January 31, 2018, we incorporated a wholly-owned subsidiary under the laws of the Province of Saskatchewan, Canada, UEC Resources (SK) Corp.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas 78401 and 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada V6E 2Y3.

General Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from the Palangana Mine in November 2010 to July 31, 2018, the Hobson Processing Facility has processed 580,100 pounds of U3O8. At July 31, 2018, we had no uranium supply or “off-take” agreements in place.

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

At July 31, 2018, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2018, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During Fiscal 2018, we made significant advancements in various aspects of its operations including:

•	completed the acquisition of the large, fully permitted, construction-ready Reno Creek project in the Powder River Basin, Wyoming, on August 9, 2017;
•	completed the acquisition of the advanced-stage North Reno Creek project located adjacent to and within our Reno Creek project permitted boundary in the Powder River Basin, Wyoming, on May 1, 2018;
•	completed the acquisition of the Diabase project located in the Athabasca Basin, Saskatchewan, Canada, on February 7, 2018;
•	completed a National Instrument 43-101 (“NI 43-101”) resource estimate for our Alto Paraná titanium project in Paraguay dated August 11, 2017, confirming that Alto Paraná is a large, high-grade undeveloped Ferro-Titanium deposit;
•	completed a NI 43-101 resource estimate for the Burke Hollow project in Texas dated December 18, 2017; and
•	completed a drilling campaign initiated in April 2017 and drilled additional 29 exploration holes totaling 13,540 feet at the Burke Hollow Project

Uranium Industry Background

With the world’s population exceeding seven and a half billion people and growing, the need for reliable, non-intermittent, pollution free electricity continues to rise. This growth and its associated needs are important drivers for the projected long-term increase in nuclear power generation and uranium demand. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned, is testimony to the confidence in nuclear power to provide safe, economical and carbon free electricity as part of an overall energy supply mix. As of August 2018, World Nuclear Association (“WNA”) data showed 453 reactors operable worldwide with 56 new reactors under construction, 152 reactors planned or on order and another 335 proposed. In the 2017 edition of its World Energy Outlook report, the U.S. International Energy Agency's (“IEA”) ‘New Policies Scenario’ indicates installed nuclear capacity will grow to about 516 GWe by 2040. From the current level of 399 GWe, this amounts to about a 30% increase in nuclear generation capacity. The WNA also reports further capacity is being generated by uprating existing plants and by plant lifetime extensions, particularly in the United States. Globally, in 2018 and 2019 a total of 25 new reactors are scheduled to be connected to the grid and recently the WNA announced that nuclear generation increased for the fifth consecutive year.

Most of the growth in nuclear power is coming from countries like China and India although there is also notable growth in other countries like Russia and the United Arab Emirates, as well as new prospective entries like Saudi Arabia. Some of these countries have embarked on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long-term contracting with western suppliers and taking controlling interests in individual mines. In addition, Russia, China and South Korea are aggressively pursuing programs to sell their reactors around the globe. In many cases, the sales agreements contain turnkey provisions, including uranium supply as a component of the reactor package that will require far more uranium than they currently produce. As such, they will need to carve out large supply sources in the coming years.

Other positive developments include continued progress in Japan that has now restarted nine of its reactors. In total, 26 reactors have applied for restart and we expect more restarts over the coming year as they ramp back up and work towards a goal of 20-22 percent of their total electrical generation supply from nuclear power by 2030.

World base case uranium demand is about 191 million pounds in 2018 and exceeds the 136 million pounds of projected production by about 55 million pounds (UxC 2018 Q3 UMO). UxC data also shows the cumulative gap between existing production and consumption is projected to be about 169 million pounds in 2021. This includes the 19 million pound per year impact from the indefinite shutdown of the worlds’ largest uranium mine in Canada as well as other producer shutdowns and cuts and the expected closure of several mines as their reserves are depleted.

While the difference between primary production and reactor demand is being filled with secondary market supplies, this is not a sustainable long-term supply source. Recent forecasts expect secondary sources to drop almost 30% from 48 million pounds in 2018 to about 34 million pounds by 2024. While there are different estimates on timing, it is clear secondary supply (that includes inventory drawdown) will be insufficient to fill a projected supply-demand gap and new production will be required. As this transition develops, the market will become more production driven as opposed to inventory driven.

Nuclear generation in the United States remained robust in 2017 with production of 805 billion kilowatt-hours, accounting for about 20% of the country’s total electrical generation and about 60% of the nation’s clean air energy (Nuclear Energy Institute). The operating U.S. reactor fleet stands at 99 reactors, with two new commercial reactors under construction (Vogtle 3 and 4 in Georgia). Questions remain regarding the longer-term future of the two cancelled Summer units, but these reactors may eventually be built at some later date. In addition, encouraging news surrounds Tennessee Valley Authority’s (“TVA”) unfinished Bellefonte nuclear plant, where efforts are underway for new ownership with Nuclear Development LLC to complete the two partially built reactors over the next five to six years.

Preserving the existing U.S. nuclear fleet is a priority for the industry and, increasingly, the federal government and certain individual states. The U.S. Department of Energy’s “Grid Reliability Study”, published last year, reinforced this point and identified dysfunctional elements of de-regulated energy markets that need to be fixed to preserve valuable nuclear energy capacity on the U.S. electricity grid. A recent MIT study addressing the future of nuclear energy noted, “government decarbonization policies should create a level playing field for all non-emitting technologies, which today’s electricity markets clearly do not”. The study also concluded “nuclear power will be needed to keep electricity prices affordable in a world where there are constraints (policies, taxes) on carbon emissions”. Illinois, New York, Connecticut and New Jersey have passed measures that will help level the playing field, enabling nuclear energy to continue providing the clean air and the highly reliable base load electricity for their energy supply. Arizona, Ohio and Pennsylvania are also evaluating or working on similar measures.

Several actions taken by the U.S. federal government over the past year have been constructive developments for the U.S. uranium production industry. The Department of Interior included uranium as a “Critical Mineral”, vital to the nation’s economic and national security. U.S. Secretary of Energy, Perry, halted the Department of Energy’s uranium barter system through 2018, and Senate and House actions are expected to eliminate the FY 2019 barters as well. In total, about 4.7 million pounds of this price-insensitive material has been or will be removed from the market through those actions. In July of 2018 the Department of Commerce (“DOC”) launched a section 232 investigation “to determine whether uranium imports threaten to impair national security”. The DOC has until mid-April 2019 to make a recommendation to the President who will then have up to 90 days to decide what actions are to be taken by the U.S. government.

The U.S. remains the world’s largest consumer of uranium with annual requirements of about 50 million pounds of U3O8 . The U.S. Energy Information Administration (“EIA”) reported domestic mined production totaled 1.2 million pounds in 2017, down 55% from 2016. This amounted to less than 3% of all U.S. reactor requirements (uranium loaded) in 2017 and highlights an extreme U.S. dependency on foreign sources of uranium supply. This situation is expected to become more acute in 2018, with U.S. production expected to drop below one million pounds . The prolonged overdependence on foreign imports has prompted the above-mentioned DOC investigation into uranium. We view this action as having the potential to accelerate already improving supply-demand fundamentals with near-term positive impacts for the U.S. uranium production industry.

The uranium market has suffered a long bear market cycle after peaking in 2007 at $138 per pound and then dropping about 75% from early 2011, but the tide appears to have turned. Global fundamentals are in process of rebalancing the uranium market and driving an improvement in the price of uranium. Through mid-September of 2018 the spot price has seen more than a 50% appreciation from the November to December 2016 low ($17.75 per pound to $27.20 per pound as of September 14, 2018). As outlined above, increased levels of production cuts from major producers, plus significant purchasing by producers to fill long-term supply contracts as well as fund buying are all contributing to the upward movement in uranium prices.

Ultimately, the forces of supply and demand will dictate the uranium market’s future direction. While the market has clearly improved over the past year, we still expect several major drivers to further bolster prices. Higher priced contracts that have supported production costs are continuing to roll out of producer and utility supply portfolios. These higher priced contracts are not replaceable with current market prices below production costs for the vast majority of producers. This will likely continue the trend of production cuts and deferrals until prices rise sufficiently to sustain long-term mining operations. On the demand side of that equation, further upside market pressure also appears likely to evolve as utilities return to a longer-term contracting cycle to replace expiring contracts. As these and other forces unfold, the more recent inventory driven market is likely to wane, paving the way for a more production driven market. Lead times for new production typically range from seven to 10 years. The market appears to be within the time frame required for investment to bring new supply online to meet those lead times. However, prices are not at levels yet that incentivize future production. All things considered, we believe the supply and demand fundamentals should continue to exert upward price pressure on uranium.

Titanium (TiO2) Industry Updates

During Fiscal 2018, the market fundamentals for titanium dioxide remained favorable. There is no economic substitute or environmentally safe alternative to titanium dioxide. Titanium dioxide is used in many "quality of life" products for which demand historically has been linked to global GDP, ongoing urbanization trends and discretionary spending. 95% of all the mined titanium feedstocks are used to manufacture pure titanium dioxides – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics. The remaining 5% of supply is used in the production of titanium metal.

Demand for titanium feedstocks such as ilmenite is closely tied to titanium dioxide pigment demand. The global titanium pigment demand continued to be robust through the first half of calendar 2018, with ilmenite prices increasing, although at a slower pace than recorded during 2017.

Recent results reported by western pigment producers continue to confirm favorable market conditions, which should support ongoing high pigment plant utilization rates and feedstock offtakes through the coming quarters. In China, as in 2017, feedstock suppliers have been reporting some seasonal weakness in the ilmenite market over the summer months. Coupled with the decline in pigment plant operating rates, associated with the enforcement of stricter environmental regulations, have resulted in somewhat lower levels of ilmenite demand and softening of ilmenite prices in this region.

The longer-term supply and demand fundamentals may have significant potential, in our view, to keep upward pressure on high-quality feedstock prices. Major feedstock supplier deposits are reaching maturity and, as a result, a prominent analyst of the industry is forecasting a supply deficit in the absence of new supply. More specifically, Chinese domestic ilmenite is mainly unsuitable for processing under the stricter environmental regulations and, as such, the long-term global shift towards chloride pigment production will continue to drive overall high-quality feedstock demand and price.

In-Situ Recovery (ISR) Mining

We utilize or plan on utilizing in-situ recovery or ISR uranium mining for our South Texas projects, including the Palangana Mine, as well as our Reno Creek Project in Wyoming, and will continue to utilize ISR mining whenever such alternative is available to conventional mining.  When compared to conventional mining, ISR mining requires lower capital expenditures and has a reduced impact on the environment, as well as a shorter lead time to uranium recovery.

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

The uranium-rich solution is pumped from an ore zone to the surface and circulated through a series of ion exchange columns located at the mine site.  The solution flows through resin beds inside an ion exchange column where the uranium bonds to small resin beads.  As the solution exits the ion exchange column, it is mostly void of uranium and is re-circulated back to the wellfield and through the ore zone.  Once the resin beads are fully-loaded with uranium, they are transported by truck to the Hobson Processing Facility and transferred to a tank for flushing with a brine solution, or elution, which strips the uranium from the resin beads. The stripped resin beads are then transported back to the mine and reused in the ion exchange columns.  The uranium solution, now free from the resin, is precipitated out and concentrated into a slurry mixture and fed to a filter press to remove unwanted solids and contaminants.  The slurry is then dried in a zero-emissions rotary vacuum dryer, packed in metal drums and shipped out as uranium concentrates, or yellowcake, to ConverDyn for storage and sales.

Each project is divided into a mining unit, known as a Production Area Authorization (“PAA”), which lies inside an approved Mine Permit Boundary. Each PAA will be developed, extracted and restored as one unit and will have its own set of monitor wells. It is common to have multiple PAAs in extraction at any one time with additional units in various states of exploration, pre-extraction and/or restoration.

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

Hobson Processing Facility

The Hobson Processing Facility is located in Karnes County, Texas, about 100 miles northwest of Corpus Christi.  It was originally licensed and constructed in 1978, serving as the hub for several satellite mining projects until 1996, and completely refurbished in 2008. On December 18, 2009, we acquired the Hobson Processing Facility as part of our acquisition of South Texas Mining Venture, L.L.P.

With a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually, and licensed to process up to one million pounds of U3O8 annually, our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our “hub-and-spoke” strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining.

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

On December 18, 2009, we acquired the Palangana Mine as part of our acquisition of South Texas Mining Venture, L.L.P. In November 2010, the Palangana Mine commenced uranium extraction utilizing ISR mining and in January 2011, the Hobson Processing Facility began processing resins received from the Palangana Mine.

Material Relationships Including Long-Term Delivery Contracts

At July 31, 2018, we had no uranium supply or “off-take” agreements in place.

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

Mineral Rights

In Texas our mineral rights are held exclusively through private leases from the owners of the land/mineral/surface rights with varying terms. In general, these leases provide for uranium and certain other specified mineral rights only including surface access rights for an initial term of five years and renewal for a second five-year term. Burke Hollow and some of our Goliad leases have a fixed royalty amount based on net proceeds from sales of uranium, and other projects have production royalties calculated on a sliding-scale basis tied to the gross sales price of uranium. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds.

In Arizona, Colorado, New Mexico and Wyoming our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $155 per claim due yearly on September 1. Our state mineral leases are registered with their respective states. These leases provide for all mineral rights including surface access rights, subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $3 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term, and some of which have an initial term of 20 years.

Under the mining laws of Saskatchewan, Canada, title to mineral rights for our Diabase Project is held through The Crown Minerals Act of the Province of Saskatchewan. In addition, The Mineral Resources Act, 1985 and The Mineral Tenure Registry Regulations affect the rights and administration of mineral tenure in Saskatchewan. The Diabase Project lands are currently claimed as “Crown dispositions” or “mineral dispositions”. Subject to section 19 of The Crown Minerals Act, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands. Claims are renewed annually and the claim holder is required to satisfy work expenditure requirements. Expenditure requirements are $nil for the first year, $15 per hectare for the second year to the tenth year of assessment work periods and $25 per hectare for the eleventh year and subsequent assessment work periods. For registering exploration expenditures mineral dispositions maybe be grouped at the time of submission if the total mineral disposition area is not greater than 18,000 hectares. The holder may also submit a cash payment or cash deposit in lieu of a work assessment submission for not more than three consecutive work periods. A claim may be converted to a mineral lease upon application and payment of a registration fee.

Under the mining laws of the Republic of Paraguay, title to mineral rights for the Yuty Project is held through a “Mineral Concession Contract” approved by the National Congress and signed between the Government of the Republic of Paraguay and the Company, and titles to mineral rights for the Oviedo Project and the Alto Paraná Titanium Project is held through “Exploration Mining Permits” granted by the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay. These mineral rights provide for the exploration of metallic and non-metallic minerals and precious and semi-precious gems within the territory of Paraguay for up to a six-year period, and for the exploitation of minerals for a minimum period of 20 years from the beginning of the production phase, extendable for an additional ten years.

During Fiscal 2018, we have had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty Project, Oviedo Project and Alto Paraná Titanium Project are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we caused our legal counsel to file an appeal with the Administrative Courts in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions. In the interim we continue to conduct our business in a manner to comply with all applicable mining laws in Paraguay.

•	Burke Hollow Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas, subject to a fixed royalty amount based on the net proceeds from sales of uranium.

•	Goliad Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 995-acre property located in Goliad County, Texas, subject to certain fixed royalty interests or indexed to the sale price of uranium.

•	Longhorn Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

•	Salvo Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,514-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

•	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, an 8,268-acre property located in Yavapai County, Arizona.

•	Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona, subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $100,000 for 2018 and thereafter.

•	Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona.

•	Slick Rock Project, Colorado

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

•	Diabase Project, Canada

We hold an undivided 100% interest in 10 mineral claims in the Diabase Project, a 54,236-acre property located in the Athabasca region of Saskatchewan, Canada.

•	Yuty Project, Paraguay

The Yuty Project is a 289,680-acre property held under one exploitation concession located in Paraguay, which is subject to an overriding royalty payable of $0.21 per pound of uranium produced from the property.

•	Oviedo Project, Paraguay

The Oviedo Project is a 464,548-acre property under one exploration mining permit located in Paraguay. The Oviedo Project is subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $166,667 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

•	Alto Paraná Titanium Project, Paraguay

The Alto Paraná Titanium Project is a 174,200-acre property held under five exploration mining permits located in Paraguay. The Alto Paraná Titanium Project is subject to 1.5% net smelter returns royalty. We have the right, exercisable at any time for a period of six years following the acquisition of the project, to acquire 0.5% of the royalty at a purchase price of $500,000.

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

In Texas surface extraction and exploration for uranium is regulated by the RCT, while ISR uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2018, we held one exploration permit in each of Bee, Duval and Goliad counties.

Before ISR uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2018, we held Mine Area Permits for the Palangana Mine, the Goliad Project and the Burke Hollow Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2018, we held RMLs for the Palangana Mine, the Goliad Project and Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the Mine Area Permit boundary. These are typically 30 to 100-acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2018, we held four PAA permits for the Palangana Mine and one for the Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2018, we held two Class I disposal well permits for each of the Hobson Processing Facility, the Palangana Satellite Facility, the Burke Hollow Project and the Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy and the EPA must have granted an aquifer exemption upon the state’s request.  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA.  The aquifer exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  At July 31, 2018, we held an aquifer exemption for the Palangana Mine, Goliad Project and the Burke Hollow Project.

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

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources. In Texas the TCEQ issues an exemption for those processes that meet the criteria for low to zero emission by issuing a Permit by Rule. Presently the Palangana Mine, the Hobson Processing Facility and the Goliad Project all have Permits by Rule covering air emissions.

Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs. Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

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

The global titanium market is highly competitive, with the top six producers accounting for approximately 60% of the world’s production capacity according to TZMI. Competition is based on a number of factors, such as price, product quality and service. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources).

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers for our three most recently completed fiscal years.

Employees

Amir Adnani is our President and Chief Executive Officer and, effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2018, we had 45 persons employed on a full-time basis and four individuals providing services on a contract basis.

Available Information

The Company’s website address is www.uraniumenergy.com and our annual reports on Form 10-K and quarterly reports on Form 10-Q, and amendments to such reports, are available free of charge on our website as soon as reasonably practicable after such materials are filed or furnished electronically with the United States Securities and Exchange Commission (“SEC”). These same reports, as well as our current reports on Form 8-K, and amendments to those reports, filed or furnished electronically with the SEC are available for review at the SEC’s website at www.sec.gov. Printed copies of the foregoing materials are available free of charge upon written request by email at info@uraniumenergy.com. Additional information about the Company can be found on our website, however, such information is neither incorporated by reference nor included as part of this or any other report or information filed with or furnished to the SEC.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $227.3 million at July 31, 2018. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At July 31, 2018, our Company had cash and cash equivalent of $6.9 million and a working capital deficit of $4.0 million, primarily resulting from the $10.0 million current portion of our long-term debt, representing the principal amounts of the long-term debt due over the next 12 months from July 31, 2018. Subsequent to July 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20.2 million and received $2.6 million from the exercise of stock options and warrants, which substantially improved our working capital position. Our existing cash resources at the date that our Form 10-K Annual Report is filed are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Annual Report. In the event that the principal repayments under our Credit Facility are not extended by at least nine months from the current commencement date of February 2019, we will need to reduce our cash burn rate from that incurred in Fiscal 2018 by curtailing expenditures on discretionary and non-core activities in order for our current cash resources to sufficiently fund operations for the next twelve months from the date of this Annual Report. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects located within the South Texas Uranium Belt, and the Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to acquire additional mineral projects and continue with our exploration and pre-extraction activities on our existing projects.

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

Furthermore, our Credit Facility includes restrictive covenants that, among other things, limit our ability to sell our assets or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these restrictive covenants we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets.

Our uranium extraction and sales history is limited, with our uranium extraction to date originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During Fiscal 2018, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

Despite the fact that we commenced uranium extraction at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and we will continue to remain in the Exploration Stage until such time proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time we exit the Exploration Stage.  Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for the Hobson Processing Facility, the Palangana Mine, the Reno Creek Project and the Alto Paraná Titanium Project, and have recorded a liability of $4.0 million on our balance sheet at July 31, 2018, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

From time to time we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example: (i) there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; (ii) a material ore body may prove to be below expectations; (iii) we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and (v) the acquired business or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

The uranium and titanium industries are subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

Uranium and titanium exploration and pre-extraction programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state, and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

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

Uranium and titanium exploration and pre-extraction programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium and titanium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electrical generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting our operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electrical generation.

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

Titanium is used in many “quality of life” products for which demand historically has been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for products and, as a result, may have an adverse effect on our results of operations and financial condition. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the industries in which we operate.

Historically, the market for large volume titanium applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization resulting in declining prices and margins. The volatility this market experiences occurs as a result of significant changes in the demand for products as a consequence of global economic activity and changes in customers’ requirements. The supply-demand balance is also impacted by capacity additions or reductions that result in changes of utilization rates. In addition, titanium margins are impacted by significant changes in major input costs such as energy and feedstock. Demand for titanium depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of titanium in advance of anticipated price increases or defer purchases of titanium in advance of anticipated price decreases. The cyclicality and volatility of the titanium industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

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

The global titanium market is highly competitive, with the top six producers accounting for approximately 60% of the world’s production capacity. Competition is based on a number of factors, such as price, product quality and service. Competition is based on a number of factors, such as price, product quality and service. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources). Changes in the competitive landscape could make it difficult for us to retain our competitive position in various products and markets throughout the world. Our competitors with their own raw material resources may have a competitive advantage during periods of higher raw material prices. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development.

We hold mineral rights in foreign jurisdictions which could be subject to additional risks due to political, taxation, economic and cultural factors.

We hold certain mineral rights located in the Republic of Paraguay through Piedra Rica Mining S.A., Transandes Paraguay S.A. Trier S.A., and Metalicos Y No Metalicos S.R.L., which are incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. The Company has had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Paraná projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal with the Administrative Courts in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct it business in a manner to comply with all applicable mining laws in Paraguay. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

We are authorized to issue 750,000,000 shares of common stock of which 161,175,764 shares were issued and outstanding as of July 31, 2018. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”). The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $33.7 million has been utilized through public offerings as of July 31, 2018.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

General

At July 31, 2018, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material extracted from the Palangana Mine.

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

The Hobson Processing Facility is located in Karnes County, Texas, on a 7.286-acre leased tract of land, approximately one mile south of the community of Hobson and about 100 miles northwest of Corpus Christi, Texas. The surface lease of the Hobson Processing Facility is for an initial term of five years commencing May 30, 2007, and thereafter so long as uranium, thorium and other fissionable or spatially associated substances are being processed or refined without cessation of more than five consecutive years.

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

In January 2011 the Hobson Processing Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates. During Fiscal 2016, the Hobson Processing facility was in a state of operational readiness.

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

The uranium-rich solution remaining at the Hobson Processing Facility after elution is agitated and chemicals are added to precipitate the uranium. In this precipitation process sulfuric acid is added to reduce the pH to between 2 and 3. Hydrogen peroxide (“H2O2”) is then added at the rate of 0.2 to 0.5 pounds of H2O2 per pound of uranium while maintaining the pH of the solution between two and three using sodium hydroxide. Once the precipitation reaction is complete the solution is allowed to set in order for the uranium to precipitate and settle to the bottom of the tank. The excess overflow is decanted to a storage tank or to the waste disposal system. All waste process solutions from the plant area report to a chemical waste storage tank and waste solutions are pumped to a Class I, non-hazardous, waste disposal well system.

The remaining material, at approximately 3% to 5% solids, is pumped to a filter press where the uranium is separated from the liquid. After the uranium, or yellowcake, has been filtered, fresh water is pumped through to remove the entrained salts, with the resulting liquids pumped to the fresh eluate makeup system or the waste disposal system. From the filter press the thickened yellowcake, at 50% to 60% solids, is transferred to the drying package for drying and drumming. A zero-emissions vacuum dryer removes moisture from the yellowcake and a scrubber system removes these vapors from the dryer and discharges the gases to an exhaust stack. The dried yellowcake is packaged in 55-gallon drums. Each drum is weighed, cleaned, surveyed and analyzed, after which it is transferred to a temporary yellowcake storage area at the Hobson Processing Facility. Once approximately one truckload is accumulated the drums are then shipped to a third-party storage and sales facility.

Palangana Mine, Duval County, Texas

Property Description and Location

The Palangana Mine is located in Texas near the center of the extensive South Texas Uranium Belt. The Palangana Mine consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Palangana Mine is situated in Duval County, Texas, and is located approximately 25 miles west of the town of Alice, 6 miles north of the town of Benavides, 15 miles southeast of the town of Freer and 12 miles southwest of the town of San Diego, as shown in the map below:

Mineral Titles

At July 31, 2018, there were nine leases covering 6,987 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,006 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth property comprised of 1,278 acres which borders the east side of the De Hoyos property. It contains the NE Garcia and SW Garcia trends.

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

Access to Property

The Palangana Mine occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi, the largest nearby metropolitan district, is about 65 miles to the east of the Palangana Mine. Approximately halfway between San Diego and Freer on Texas Highway 44 is a turn-off to the south referred to as Ranch Road 3196 that runs directly through the property about eight miles from the turn-off. The road continues southward about six miles to the town of Benavides. Access is excellent, with major two-lane roads connecting the three surrounding towns and unpaved secondary roads connecting to Palangana.

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

History Prior to Acquisition by Our Company

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome’s gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI’s exploration work are unavailable, however, both CSI and the U.S. Atomic Energy Commission estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 cut-off grade, a minimum mining thickness of three feet, and widely spaced drilling on a nominal 200-foot exploration grid. Union Carbide acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and Union Carbide dropped the property. Union Carbide reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, Union Carbide drilled over 1,000 exploration and development holes and installed over 3,000 injection-extraction holes in a 31-acre lease block.

Union Carbide attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 pounds of U3O8 were produced from portions of a 31-acre wellfield area. The extraction pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The Union Carbide ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic extraction area lies on the western side of the dome.

In 1981 Chevron Corporation acquired the Union Carbide leases and conducted their own resource evaluation. After the price of uranium dropped to under $10 per pound, General Atomics acquired the property and dismantled the processing plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the United States Nuclear Regulatory Commission, the property was returned to the landowners in the late 1990’s. In 2005, Everest Exploration Inc. acquired the Palangana property and later joint ventured with Energy Metals Corp. (“Energy Metals”) through the formation of STMV. An independent consultant, Blackstone (2005), estimated inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior Union Carbide leach field. In 2006 and 2007 Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PAA-1 and PAA-2 areas were found during this drilling program. In 2008 Energy Metals was acquired by Uranium One. During 2008 and 2009 the remaining holes on this project were drilled by Uranium One. During this time the five exploration trends to the east of the dome were identified and partially delineated. In December 2009 we acquired 100% ownership of STMV.

Geological Setting

South Texas geology is characterized by an arcuate belt of Tertiary fluvial clastic units deposited along the passive North American plate. These units strike parallel to the Gulf Coast between the Mexican border and Louisiana within an area known as the Mississippi Embayment. The uranium-bearing sedimentary units are primarily of fluvial origin and were deposited by southeasterly flowing streams and rivers. Uranium deposits are contained within fault-controlled roll-fronts in the lower Pliocene-to-Miocene age Goliad Formation on the flank of the Palangana salt dome. The uranium mineralization in the Goliad Formation at Palangana occurs at a depth of approximately 220 to 600 feet below the surface.

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

Figure 2: Schematic view of a typical uranium roll-front configuration

The red area is the uranium mineralization deposited at the interface between the oxidized (up-gradient) sand shown in yellow and the reduced (down-gradient) sand shown in gray. The up-gradient sand has been altered by oxidizing groundwater that carried the uranium that was deposited in the roll-front at the oxidation/reduction (redox) interface. The uranium mineralization is hydrologically confined by an upper and lower confining layer of shale or mudstone. At wellfields, extraction (pumping) wells have been completed near the center of the roll-front and are fed lixiviate (leach solutions) by injection wells on each side of the front.

Mineralized Zones and Historical Drilling Results

As stated previously, mineralization does not occur in all of the Goliad sands nor does it persist in the same sand intervals across the dome area. On the west half of the dome near what is referred to as the Dome trend, Union Carbide developed the “C” sand zone. The NW Garcia and SE Garcia trends to the east of the dome also reside in the “C” sand zone. Also, to the east of the dome, the PAA-2 deposit, as well as the PAA-3 deposit, Jemison Fence and Jemison East trends all occur in the “E” sand, while the PAA-1 deposit occurs in the “G” sand. Within these mineralized horizons, smaller roll-fronts are evident that can be mapped as discrete bodies. Some of these bodies contain economic mineralization while others do not. The mineralized horizons occur as stacked intervals often separated by claystones. Generally, they overlap one another but there are differences making a concurrent, multiple-horizon recovery scenario not uniformly effective.

The table below summarizes the historical drilling results at the Palangana Mine prior to its acquisition by the Company on December 18, 2009:

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

Update to July 31, 2018

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2018, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

1)	PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2016, Fiscal 2017 and Fiscal 2018 no additional infill drilling took place;

2)	PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2016, Fiscal 2017 and Fiscal 2018 no additional infill drilling took place;

3)	PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2016, Fiscal 2017 and Fiscal 2018 no additional infill drilling took place;

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

5)	PAA-5 and PAA-6 mine area expansion application was approved in November 2014. We drilled a total of 46 holes at PAA-5 and PAA-6 for mineral trend exploration and delineation and a monitor well. During Fiscal 2016, Fiscal 2017 and Fiscal 2018 no additional drilling took place.

During Fiscal 2018, Fiscal 2017 and Fiscal 2016 we reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no material amount of U3O8 was processed at the Hobson Processing Facility.

In September 2013 we implemented a strategic plan to align our operations to a weak uranium market in a challenging post-Fukushima environment. ` This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2015 compared to prior years, and there have been no material amount of uranium extracted from the Palangana Mine from Fiscal 2016 to Fiscal 2018.

During Fiscal 2015, the Hobson Processing Facility processed finished goods representing 18,000 pounds of U3O8 (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds; and Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine.  Based on our estimate of mineralized materials in PAA 1, 2 and 3 over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2018 was 44% (July 31, 2015: 44%; July 31, 2014: 43%; July 31, 2013: 40%; and July 31, 2012: 31%).

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of our acquisition of STMV, to July 31, 2018:

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

Burke Hollow Project, Bee County, Texas

Property Description and Location

The Burke Hollow Project is comprised of two leases covering 19,335 acres located in Texas along the eastern, down-dip side end of the South Texas Uranium Belt. These leases allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77 and is located northeast of US 181 which links with US 59 in Beeville. The nominal center of the Burke Hollow Project lease is located at latitude 28.2638 and longitude 97.5176. Site drilling roads are entirely composed of caliche and gravel, allowing for access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

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

There are no known environmental liabilities associated with the Burke Hollow Project. We currently have an exploration permit for their work in Bee County from the TRC.

Prior to any mining activity at the Burke Hollow Project, we would be required to obtain a RML, a large area UIC Mine permit and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, require a separate UIC Mine permit. These permits would be issued by Texas regulatory agencies.

The TRC requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. The standards include that ASTM type 1 neat-cement be used in the plugging of test bore holes, the filling and abandonment of mud pits, and the marking of bore holes at the surface. Remediation requirements are sometimes specific to the area of exploration and may include segregation, storage, re-covering with topsoil, re-grading and re-vegetation. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed. If the Burke Hollow Project reaches economic viability in the future, we would need to complete a number of required environmental baseline studies such as cultural resources (including archaeology), socioeconomic impact and soils mapping. Flora and fauna studies will need to be conducted as will background radiation surveys.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Burke Hollow Project is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 47 feet of relief at the site with ground surface elevations ranging from a low of 92 feet to a high of 139 feet above mean sea level. The leased property for the Burke Hollow Project is used mostly for petroleum production, cattle ranching, and game management. Access by vehicular traffic is provided from Hwy. 77 to the property.

The property is in a rural setting in southeastern Bee County. The nearest population centers are Skidmore, approximately 11 miles west, Refugio about 15 miles east, and Beeville, approximately 18 miles northwest. While Skidmore and Refugio are relatively small towns, they provide basic needs for food and lodging and some supplies. Beeville is a much larger city and provides a well-developed infrastructure that has resulted from being a regional center to support oil and gas exploration and production. The Burke Hollow Project site area has good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region and the moderate topography with dominantly sandy, well-drained soils provide good construction conditions for building gravel site roads necessary for site access. Water supply in the project area is from private water wells, mostly tapping sands of the upper Goliad Formation. Water needs for potential future pre-extraction activities would be from the same sources.

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

The necessary rights for constructing the needed surface processing facilities are in-place on selected lease agreements. Sufficient electric power is believed to be available in the area, however new lines may be needed to bring additional service to a plant site and well fields. Within a 20-mile radius of the planned Burke Hollow facility there is sufficient population to supply the necessary number of suitable mining personnel.

History

The earliest historic uranium exploration at the Burke Hollow Project was the drilling of five exploration holes completed on the Welder lease by Nufuels (Mobil) in 1982. Oxidation/reduction interfaces were intercepted in two of the holes and oxidized tails were logged in three of the holes. In 1993 Total Minerals conducted a short reconnaissance exploration drilling program and completed a total of 12 exploration holes of which 11 intersected anomalous gamma ray log signatures indicative of uranium mineralization. The resulting 12 log files include good quality electric logs, with each log file containing a detailed lithological report based on drill hole cuttings prepared by Total Mineral’s field geologists who were supervising and monitoring the drilling activity contemporaneously.

All of the boreholes were drilled using contracted truck-mounted drilling rigs. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All uranium exploration at the Burke Hollow Project has been conducted with vertical drill holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at five foot intervals and laid out on the ground in consecutive rows of twenty by the drill crew for review and description by a geologist. Upon completion, the holes were logged for gamma ray, self-potential, and resistance by contract logging companies. Century Geophysical was the logging company utilized by both Nufuels and Total Minerals, and Century Geophysical provided primarily digital data. A tool recording down-hole deviation was also utilized for each of the holes drilled.

This description of previous exploration work undertaken at the Burke Hollow Project is based primarily on gamma ray and electric logs along with several small maps and cross-sections constructed by Total Minerals.

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

The only historic work relating to uranium exploration or mining is the early exploration work done by Nufuels in 1982 and by Total Minerals in 1993 as described above. There has been no known ownership of the Burke Hollow property by a mining company and no prior ownership or changes in ownership for the property are known by our Company or are relevant to the project.

Geological Setting

Regional Geology

The Burke Hollow Project area is situated within the Texas Gulf Coastal Plain physiographic province that is geologically characterized by sedimentary deposits that typically dip and thicken toward the Gulf of Mexico from the northwest source areas. Additionally, the regional dip generally increases with distance in the down dip direction as the overall thickness of sediments increase. The sedimentary units are dominantly continental clastic deposits with some underlying near shore and shallow marine facies. The uranium-bearing units of South Texas are virtually all sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Lower Pliocene (youngest). At Burke Hollow deposits are hosted by the Goliad Formation of Lower Pliocene to Miocene age.

The Project area, located about 18 miles southeast of Beeville, which is the county seat of Bee County, is situated in the major northeast-southwest trending Goliad Formation of fluvial origin. The Geologic Atlas of Texas, Beeville-Bay City Sheet (Texas Bureau of Economic Geology, Revised 1987), indicates that a thin layer of Pleistocene-aged Lissie Formation overlies the Miocene Goliad Formation. The Lissie Formation unconformably overlies the Goliad Formation and consists of unconsolidated deposits of sand, silt, and clay, with minor amounts of gravel. The thickness of the Lissie Formation in the Project area ranges from approximately 35 feet on the western edge to a maximum of 70 feet in thickness on the down-dip eastern edge of the Project area. The map below shows the surface geology at the Burke Hollow Project.

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

Relevant earlier literature described the Goliad Formation as Pliocene-aged, including the Geologic Atlas of Texas, Beeville-Bay City Sheet (Bureau of Econ. Geol. revised 1987), and The Geology of Texas, Volume I (No. 3232, 1932, Texas Bureau of Econ. Geology).

Local and Property Geology

The uranium-bearing sands of the Goliad Formation at the project site occur beneath a thin layer of Lissie Formation sand, silt, clay, and gravel, which covers most of the project area with a total thickness of approximately 35 feet on the western side to approximately 70 feet thickness on the downdip eastern side of the project. The Goliad Formation underlies the Lissie, and is present at depths ranging from 35 feet to approximately 1,050 feet in depth on the eastern side of the property. We have determined that uranium mineralization discovered to date occurs within at least four individual sand units in the Upper Goliad at depths generally ranging from 160 feet to 500 feet, and within two deeper sand units in the Lower Goliad located between 900 feet to 950 feet in depth.

The Goliad sand is one of the principal water-bearing formations in Bee County capable of yielding moderate to large quantities of fresh to slightly saline water in the south half of Bee County, which includes the project area.

The hydrogeological characteristics of the water-bearing Goliad sands at the Burke Hollow Project have not yet been determined, but required hydrogeological tests will determine the hydraulic character of the sands and the confining beds separating the individual sand zones. Information regarding the water-bearing characteristics of the Goliad sands from aquifer tests of Beeville and Refugio city supply wells (O.C. Dale, et al., 1957) reported an average coefficient of permeability of about 100 gallons per day per square foot. This would be the equivalent coefficient of transmissivity of approximately 2,500 gallons per day per foot for a 25-foot thick sand. It is likely that the uranium-bearing mineralized sand zones at the Burke Hollow Project will have similar hydraulic characteristics.

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

Specific identification of the uranium minerals has not yet been determined at the Burke Hollow Project. The very fine uranium minerals found coating quartz grains and within the interstices in most South Texas sand and sandstone roll-front deposits has generally been found to be dominantly uraninite and, to a lesser extent, coffinite. No uraninite has been identified on the Burke Hollow Project and the presence of uraninite on other properties does not mean that such mineralization will be found at the Burke Hollow Project. Detailed petrographic examination of disseminated uranium mineralization within sands/sandstones is generally not suitable for identification of the specific uranium minerals. Laboratory analysis such as x-ray diffraction may be used to identify the minerals, however, the specific mineral species typically found in reduced sands are generally similar in South Texas ISR projects and leaching characteristics are also similar. Based on the experience of the ISR mines throughout South Texas, the use of gamma-ray logging with a calibrated logging probe has become the standard method to determine the thickness and estimated grade of uranium bearing minerals.

At the project site the Goliad Formation is located near the surface underlying the Lissie Formation, and extends to depths exceeding 1,050 feet on the eastern side of the property. Uranium mineralization discovered to date occurs in multiple sand/sandstone units that are all below the saturated zone. These are the Goliad Lower A sand, the Goliad Upper B sand, the Goliad Lower B sand and the Goliad D sand. The sands are fluvial-deltaic in origin, and thicken and thin across the project site. Each zone is hydrologically separated by clay or silty clay beds. The uranium deposits discovered to date range from several feet to over 30 feet in thickness. The C-shaped configuration is typically convex in a down-dip direction with tails trailing on the up-dip side.

Update to July 31, 2018

During Fiscal 2018

During Fiscal 2018, 29 exploration holes totaling 13,540 feet were drilled at the Burke Hollow Project to depths ranging from a minimum of 400 feet to a maximum 540 feet, with an average depth of 467 feet. Cumulative to July 31, 2018, a total of 707 exploration holes totaling 329,540 feet have been drilled to depths ranging from a minimum of 160 feet to a maximum of 1,100 feet, with an average depth of 466 feet.

As at July 31, 2018, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. With respect to permitting, a pre-operational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014.  A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas.  Archeology, socioeconomic and ecology studies for the project were all completed by December 2013. Two Class I disposal well applications were submitted and final permits were issued by the TCEQ in July 2015. The final Mine Area Permit was issued by the TCEQ in December 2016 and an Aquifer Exemption was approved by the EPA in March 2017. A RML application remains under technical review by the TCEQ.

An earlier Technical Report dated February 27, 2013 for Burke Hollow was prepared in accordance with the provisions of NI 43-101 by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on the public disclosure website of the Canadian Securities Administrators (the “CSA”) at www.sedar.com (“SEDAR”). An Updated Technical Report dated October 6, 2014 was prepared in accordance with the provisions of NI 43-101 by Andrew W. Kurrus III, P. G., with Clyde L. Yancey, P.G., serving as the Qualified Person under NI 41-101. As required by NI 43-101, the Technical Report contains certain disclosure relating to inferred mineral resource estimates and an exploration target for the Burke Hollow Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Burke Hollow Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of 9 leases covering 995-acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the Project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the Project area is 28° 52’ 7” N latitude, 97° 20’ 36” W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods. A location map for the Goliad Project is shown below:

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

At July 31, 2017, we held nine leases ranging in size from 42-acres to 253-acres, for a total of 995-acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease. We have amended the majority of the leases to extend the time period for an additional five years past the five-year renewal option period.

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain a RML, a large area Underground Injection Control Mine Permit and a PAA Permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Mine permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the TRC. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Goliad Project area is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 130 feet of relief at the site with ground surface elevations ranging from a low of 150 feet to a high of 280 feet above mean sea level. The leased property for the Goliad Project is used mostly for livestock grazing pasture and woodland. The overall property area is shown as having a Post Oak Woods, Forest and Grassland Mosaic vegetation/cover type.

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

The necessary rights for constructing needed surface processing facilities are in-place on selected lease agreements. Sufficient electric power is believed to be available in the area; however, new lines may be needed to bring additional service to the plant site and wellfields. We believe that within a 30-mile radius of the planned Goliad Project facility there is sufficient population to supply the necessary number of suitable mining personnel.

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

In the early 1980s Moore Energy obtained access to review some of the Coastal Uranium wide-spaced drilling exploration data. The review resulted in Moore Energy obtaining several leases from Coastal Uranium, including several of the current Goliad Project leases. During the period from March 1983 through August 1984, Moore Energy conducted an exploration program in the Goliad Project area. No further drilling was done at the Goliad Project area until we obtained the leases through assignment from a private entity and from individual mineral owners.

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

In December 2010, the TCEQ approved the mine permit and the production area authorization for PAA-1 and granted the request for the designation of an Exempt Aquifer for us. In December 2011, a RML was issued by the TCEQ. All other state-level permits and authorizations have been received including a Class III Injection Well Permit (Mine Permit), two Class I Injection Well Permits (disposal well permits), a PAA for its first production area, a Permit by Rule (air permit exemption) and an Aquifer Exemption for which we received concurrence from the regional EPA.

A Technical Report dated March 7, 2008 for Goliad, prepared in accordance with the provisions of NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR. As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for our Company’s Goliad Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

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

39

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
THE UNIVERSITY OF TEXAS AT AUSTIN
BUREAU OF ECONOMIC GEOLOGY
W. L. FISHER, DIRECTOR

Figure 4-1. Geology of South Texas Uranium Province.

The Goliad Formation at the Project site occurs from the surface to a depth of about 500 feet. Depending upon the land surface elevation, groundwater occurs in the sands of the formation below depths of about 30 to 60 feet. The four sand/sandstone zones (A-D) designated as containing uranium mineralization at the site are all considered to be a part of the Gulf Coast Aquifer on a regional basis. At the project area, however, each zone is a hydrogeologic unit with similar but variable characteristics. The A Zone is the uppermost unit and based on resistance logs groundwater in this unit may be unconfined over portions of the site. The three deeper zones are confined units with confining clays and silts above and below the water-bearing unit.

Groundwater from sands of the Goliad Formation is used for water supplies over much of the northern portion of Goliad County. Water quality in the Goliad Formation is variable and wells typically can yield small to moderate amounts of water. Data indicates an approximate average hydraulic conductivity of the water-bearing zones of the Goliad Formation in Goliad County is 100 gallons per day per square foot. Based on this value, a 20-foot sand unit would have an approximate transmissivity of 2,000 gallons per day. With sufficient available drawdown properly completed ISR wells could have average yields in the range of 25 to 50 gallons per minute.

The site area structures include two faults that intersect and offset the mineralized units. These faults are normal, with one downthrown toward the coast and one downthrown toward the northwest. The fault throws range from about 40 to 80 feet.

Project Type

The Goliad uranium project is characteristic of other known Goliad sand/sandstone deposits in South Texas. The mineralization occurs within fluvial sands and silts as roll front deposits that are typically a “C” or cutoff “C” shape. The roll-fronts are generally associated with an extended oxidation-reduction boundary or front.

The other Goliad projects in the region include the Palangana Mine, the Kingsville Dome mine southeast of Kingsville, the Rosita mine west of Alice, the Mesteña Alta Mesa mine in Brooks County and the former Mt. Lucas mine at Lake Corpus Christi. These mines are all located south of the Goliad Project from about 60 to 160 miles. The average tons and uranium grade information for these mines is not known, but all these ISR projects mining Goliad Formation sand units have been very successful with the following characteristics in common: excellent leaching characteristics rate and favorable hydraulic conductivity of host sands.

At the Goliad Project there are four stacked mineralized sand horizons (A-D) that are separated vertically by zones of finer sand, silt and clay. Deposition and concentration of uranium in the Goliad Formation likely resulted due to a combination of leaching of uranium from volcanic tuff or ash deposits within the Goliad Formation or erosion of uranium-bearing materials from older Oakville deposits. The leaching process occurred near the outcrop area where recharge of oxidizing groundwater increased the solubility of uranium minerals in the interstices and coating sand grains in the sediments. Subsequent downgradient migration of the soluble uranium within the oxygenated groundwater continued until the geochemical conditions became reducing and uranium minerals were deposited in roll-front or tabular bodies due to varying stratigraphic or structural conditions.

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

Specific identification of the uranium minerals has not been determined at the Goliad Project. The very fine uranium minerals found coating quartz grains and within the interstices in most South Texas sand and sandstone roll-front deposits has generally been found to be dominantly uraninite. No uraninite has been identified on the Goliad Project and the presence of uraninite on other properties does not mean that such mineralization will be found on the Goliad Project. Detailed petrographic examination of disseminated uranium mineralization within sands/sandstones is generally not suitable for identification of the specific uranium minerals. Laboratory equipment such as x-ray diffraction units may be used to identify the minerals, however the specific mineral species typically found in reduced sands are generally similar in South Texas ISR projects and leaching characteristics are also similar. Based on the experience of the ISR mines throughout south Texas, the use of gamma-ray logging with a calibrated logging probe has become the standard method to determine the thickness and estimated grade of uranium bearing minerals.

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

The four core samples subjected to the leach amenability tests were determined to contain from 0.04% to 0.08% cU3O8 before testing. Leach tests conducted on the core samples from the A-Zone indicate leach efficiencies of 60% to 80% U3O8 extraction while the tails analyses indicate efficiencies of 87% to 89%. The differences between the two calculations involve the loss of solid clay-based materials during multiple filtrations. Based on post leach solids analysis, the core intervals were leachable to a very favorable 86% to 89%. After tests the tails were reanalyzed for uranium concentration to determine the recovery, which ranged on the four samples using two methods from 60% to 89%.

Laboratory amenability testing of the cores samples indicated the uranium (dissolved elemental U) recoveries ranged from 86.4% to 88.9% in the four tests. These results show that the mineralized intervals at the Goliad Project are very amenable to ISR mining even when exposed to only one-half of the oxidant concentration normally used in the Leach Amenability test. Based on our experience with ISR mining of Catahoula and Oakville uranium deposits, as well as discussions with other Goliad deposit mining personnel, the geologically younger deposits in Texas (Goliad formation) have typically been the most amenable to in-situ leaching. The uranium recovery is generally more complete (% recovery) and occurs in a shorter time period. Both of these factors are important for ISR pre-extraction economics.

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

Update to July 31, 2018

The following are the material developments respecting the Goliad Project:

•	in May 2010, the Waste Disposal Well Permit was issued by the TCEQ;

•	in April 2011, the Mine Area Permit was issued by the TCEQ;

•	in April 2011, the PAA-1 Permit was issued by the TCEQ;

•	in December 2011, the RML was issued by the TCEQ;

•	in December 2012, EPA concurrence was received for an Aquifer Exemption permit (“AE”) which was the last and final permit needed to begin uranium extraction;

•	in June 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development;

•	during Fiscal 2014, 34 delineation holes totaling 9,819 feet were drilled at the Goliad Project to depths ranging from a minimum of 160 feet to a maximum of 480 feet, with an average depth of 289 feet. During Fiscal 2015, no further drilling activities were conducted. At July 31, 2015, approximately 992 confirmation-delineation holes totaling 348,434 feet have been drilled by our Company to confirm and expand the mineralization base at the Goliad Project;

•	construction of a three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been completed; and

•	processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels have been received.

On or about March 9, 2011, the TCEQ granted our Company’s applications for a Class III Injection Well Permit, PAA and AE for the Goliad Project.  On or about December 4, 2012, the EPA concurred with the TCEQ issuance of the AE permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, the Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by us to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit in the United States (the “Fifth Circuit”) to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by us to intervene in this matter was granted.  The parties attempted to resolve both appeals and, to facilitate discussions and to avoid further legal costs, the parties jointly agreed, through mediation which was initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  We and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, we conducted a joint groundwater survey of the site, the result of which reaffirmed our previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule (the “Status Report”). In that Status Report, the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. We continue to believe that the pending appeal is without merit and we are continuing forward as planned towards uranium extraction at its fully-permitted Goliad Project.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Goliad Project. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Goliad Project.

Mineral Exploration Projects

We hold mineral rights in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming in Canada and in the Republic of Paraguay by way of federal, state and provincial mining claims and private mineral leases and mineral concessions.

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

Arizona

All of our Arizona claims and state leases were previously the subject of exploration drilling for the search of uranium by companies such as Union 76 Oil, Urangesellschaft, Wyoming Minerals, Noranda, Inc., Uranerz Energy Corp. (“Uranerz”), Homestake Mining Co., Occidental Minerals and Oklahoma Public Services. Claims staked directly by us have been in areas known for uranium occurrences as shown in the Arizona State publication “Occurrences of Uranium in Miscellaneous Sedimentary Formations, Diatremes and Pipes and Veins”.

Arizona: Anderson Project

Property Location and Description

The Anderson Project is an 8,268-acre property located in Yavapai County, west-central Arizona, approximately 75 miles northwest of Phoenix and 43 miles northwest of Wickenburg (latitude 34°18’29” N and longitude 113°16’32” W, datum WGS84). The general area is situated along the northeast margin of the Date Creek Basin. The Anderson Project is located on the south side of the Santa Maria River approximately 13 miles west of State Highway 93. The Anderson Project occupies part or all of Sections 1 and 3, 9 through 16, 21 through 27, and 34 through 36 of Township 11 North, Range 10 West and portions of Sections 18, 19, and 30 of Township 11 North Range 9 West of the Gila and Salt River Base Meridian.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Anderson Project is accessed by paved, all-weather gravel and dirt roads. The property is accessed via the Alamo Lake turnoff, located approximately 21 miles northwest of Wickenburg on Arizona State Highway 93 (Joshua Tree Parkway), then driving 0.25 miles north of mile marker 179, and then following the Alamo Road for 5.8 miles to the Pipeline Ranch Road turnoff. The road passes through the Pipeline Ranch, located in the bottom of Date Creek Wash and continues for approximately 6.3 miles to FR 7581. The property boundary is located 1.4 miles north on FR 7581. There are alternate dirt roads, including a 15-mile primitive road from Highway 93 over Aso Pass (2,900-foot elevation).

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

The climate is arid, with hot summers and mild winters. Annual rainfall averages 10 to 12 inches with rain showers from January through March and during summer thunderstorms. Snowfall is rare. On average temperatures range between a low of 31°F during winter months and a high of 104°F during summer months. Temperature extremes of 10°F in winter and 120°F in summer have been recorded. The climate is favorable for year-round mining operations and requires no special operational or infrastructure provisions that relate to weather.

Various water wells exist on and near the Anderson Project that can support large-scale mining operations. There is plenty of usable land space to locate processing plants, heap leach pads, tailings storage areas, waste disposal areas and other infrastructure development associated with large-scale mining. The Anderson Project includes most of a 195-acre area designated by the BLM as “disturbed” resulting from surface mining in the 1950s. It may be possible to expedite the permitting process for future metallurgical exploration and mining activities, including waste disposal within the disturbed area.

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

The nearest town is Congress (population 1,700) located 32 road miles to the east. The nearest major housing, supply center and rail terminal is in Wickenburg (population 6,363) located approximately 43 miles from the Anderson Project by road. Phoenix (population approximately 1.45 million) is approximately 100 miles to the southeast by road and is the nearest major industrial and commercial airline terminal. Kingman (population 24,000) is located approximately 110 miles to the northwest by road. Our surface rights encompass 15.4 square miles which is sufficient for the surface structures associated with any proposed mining operation.

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

In 1975 MinEx purchased the northern portion of the current Anderson Project after a 53-hole, 5,800 m (19,000 feet) drilling program on 250 m centers confirmed a much greater uranium resource potential than had been interpreted from the 1968 Getty gamma log data. Further exploration work, consisting of a 180-hole, 22,555 m (74,000 feet) drill and core program on 120 m centers was conducted from November 1975 through February 1976 to further delineate the uranium resources. By 1980 MinEx had completed a total of 1,054 holes by rotary and core drilling.

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

In 1973 Urangesellschaft expressed an interest in the former Anderson Property. Urangesellschaft located a claim block, the “Date Creek Project”, on the down-dip extension of the mineralization immediately to the south of MinEx’s claims. In 1973 to 1982 subsequent drilling programs delineated mineralization from a total of 352 drill holes with 122,744 m (402,773 feet) of rotary and core drilling. The following table summarizes the phases of the historical exploration.

Exploration History at the Anderson Property (Arseneau, 2011)

Company	Period	Exploration Activities
Mining Group Led by Mr. T. R. Anderson	1955−1959	Aerial scintillometer surveying, ground prospecting, and outcrop mining
Getty Oil Company	1967−1968	Limited exploration drilling
Urangesellschaft USA, Inc.	1973−1982	Exploration drilling: 352 total holes with 319 rotary holes and 33 core holes over a 610-ha area
MinEx	1974−1980	Exploration drilling: 970 rotary holes and 84 core holes over a 425-ha area
Concentric Energy Corp.	2006	Confirmation drilling: 24 RC holes and one RC core hole

Geologic Setting

Regional Geology

The Anderson Project is located along the northeast margin of the Date Creek Basin of the Basin and Range Province of the western United States. The Date Creek Basin is one of hundreds of Paleogene basins throughout western Arizona, southeastern California, Nevada and western Utah. Paleogene lacustrine and fluvial sediments and Quaternary gravels have filled these basins to depths of several thousand meters. The approximate location of the Basin boundaries is shown in the figure below.

The Basin is surrounded by dissected mountain ranges containing Precambrian metamorphic rocks and granites. Surrounding mountain ranges include the Black Mountains to the north and northeast and the Rawhide, Buckskin and McCracken Mountains to the west. To the south and southeast the Basin is bordered by a low drainage divide imposed by the Harcuvar and the Black Mountains. Margins of the Basin are filled with early Paleogene volcanic flows and volcaniclastic sediments. The Basin itself is filled with Oligocene to Miocene lacustrine and deltaic sediments covered by a thick mantle of Quaternary valley fill.

Local and Property Geology

Three major faults cross the Anderson Project: the East Boundary Fault System: Fault 1878; and the West Boundary Fault System. Faults trend predominantly N30ºW to N55ºW and dip steeply (approximately 80º) to the southwest. Another set of faults trending more westerly (N65ºW) are present in the south-central portion of the Anderson Project. A fault set trending northeast-southwest has been speculated by Urangesellschaft and others, but has not been observed in the field. Many of the northwesterly surface water drainage tributaries are developed partially along fault traces.

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

Nine stratigraphic units were identified on the Anderson Project, listed from oldest to youngest as follows:

•	Crystalline Intrusive Rocks: coarse-grained to pegmatitic Precambrian granite;

•	Felsic to Intermediate Volcanic: flows, breccias, tuffs and minor intrusive;

•	Felsic to Intermediate Volcaniclastic: ash flows, tuffaceous beds and arkosic sandstone;

•	Andesitic Volcanic: porphyritic andesitic flows with a paleosurface and locally reddish-brown paleosols;

•	Lacustrine Sedimentary rocks: micaceous siltstones and mudstone, calcareous siltstones and silty limestone, thin beds of carbonaceous siltstone and lignitic material and host of uranium mineralization, averaging about 60 m to 100 m thick;

•	Lower Sandstone Conglomerate: arkosic sandstones and conglomerate, averaging about 60 m to 100 m thick;

•	Basaltic Flows and Dikes: amygdular basalt, averaging about 20 m thick;

•	Upper Conglomerate: cobble and boulder conglomerate, partly indurate and locally calcite cemented, averaging about 0 m to 60 m thick; and

•	Quaternary Alluvium: unconsolidated sand and gravel, caliche formed where calcite-cemented.

Uranium mineralization at the Anderson Project occurs exclusively in the sequence of Miocene-age lacustrine lakebed sediments. The lacustrine sediments unconformably overlie the andesitic volcanic unit over most of the Anderson Project. However, to the east of the Anderson Project, they overlie the felsic to intermediate volcanic unit.

Evidence suggests that deposition of the lacustrine sediments occurred in a restricted basin less than five km wide by 10 km to 12 km long on the northern edge of an old Paleogene lake. Moving southward, these sediments inter-tongue with siltstones and sandstones. The lakebed sediments represent time-transgressive facies deposited within a narrow, probably shallow, basinal feature. This type of depositional environment exhibits complex relationships between individual facies, lensing out, vertical and horizontal gradation, and interfingering.

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

Grades of mineralization range from 0.025% U3O8 to normal highs of 0.3% to 0.5% U3O8 with intercepts on occasion of 1.0% to 2.0% U3O8. Secondary enrichment of the syngenetic mineralization is observed along faults and at outcrops.

Exploration

A Light Detection and Ranging (“LiDAR”) survey was performed over the entire project area by Cooper Aerial Surveys Co. (“Cooper Aerial”) on July 9, 2011, between 13:07 UTC and 15:14 UTC (6:07 A.M. and 8:14 A.M., MST). Aerial imagery was collected at the same time. Data was processed using one of two base stations to obtain positional accuracies of between three cm and 10 cm. 24 ground control points showed a root mean square error of 6.7 cm between predicted and measured elevations. Cooper Aerial provided us with a one-meter pixel digital elevation model (DEM) and a 0.61 m contour shape-file derived from the LiDAR data. Cooper Aerial also corrected the ortho imagery with a 0.15 m pixel size. Coordinates were converted from WGS84 to NAD 1983 UTM Zone 12N in meters, and elevation was reported in NAVD 1988 international feet. The conversion caused no distortion in elevations used in the resource model.

We have not performed any drilling to date on the Anderson Project.

Update to July 31, 2018

A Technical Report dated June 19, 2012 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by us on SEDAR. The Technical Report contains certain disclosure relating to inferred and indicated mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred and indicated mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred and indicated resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

A Preliminary Economic Assessment (“PEA”) dated July 6, 2014 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG, and Terence McNulty, PE, and filed by us on SEDAR. The PEA contains certain disclosure relating to indicated and inferred mineral resource estimates for the Anderson Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of the indicated or inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of indicated and inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported indicated and inferred mineral resources referred to in the PEA are economically or legally mineable. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Anderson Project.

Arizona

Arizona: Workman Creek Project

The Workman Creek Project is a 4,036-acre property located in Gila County, Arizona.

A Technical Report dated July 7, 2012 for the Workman Creek Project, prepared in accordance with NI 43-101, was completed by Neil G. McCallum, P.G., and Gary H. Giroux, P.E., a consulting geologist and engineer, respectively, and filed by us on SEDAR. The Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Workman Creek Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

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

Colorado: Slick Rock Project

Pursuant to a Uranium Mining Lease dated May 23, 2012, we acquired from UR-Energy LLC a mining lease for uranium on the Slick Rock Project located in San Miguel and Montrose Counties, Colorado.

Since January 2011 we staked a total of 129 claims in the Slick Rock district of the Uravan Mineral Belt. In June 2011 we acquired 103 claims from Spider Rock Mining also in the Slick Rock District for a one-time payment of $500,000. As a result, we now hold a total of 315 contiguous claims in the Slick Rock District. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

A Technical Report dated February 21, 2013 for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by us on SEDAR. The Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Slick Rock Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

A PEA dated April 8, 2014 for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG, and filed by us on SEDAR. The PEA contains certain disclosure relating to inferred mineral resource estimates for the Slick Rock Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the PEA are economically or legally mineable.

The following table provides information relating to our mineral rights located in Colorado:

Property	Number of Claims or Leases Held	Gross Acres
Slick Rock	315 claims	5,333
Long Park	20 claims	400

New Mexico

In December 2014, we staked 51 claims over the historic Dalton Pass project in the Crownpoint uranium district. Historic drilling at Dalton Pass by Pathfinder Mines indicates that the uranium mineralization occurs as both primary tabular and roll front deposits. Mineralization is hosted by the upper Westwater Canyon Member of the Morrison Formation, a sequence of stacked sands separated by discontinuous shale breaks, at depths ranging from 1,900 feet to 2,100 feet.

The following table provides information relating to our mineral rights located in New Mexico:

Property	Number of Claims or Leases Held	Gross Acres
West Ambrosia Lake	6 mineral deeds	3,844
C de Baca	30 claims	600
Dalton Pass	51 claims	1,020

Texas

At July 31, 2018, we currently own various exploration projects located in the South Texas Uranium Belt. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

Texas: Salvo Project

The Salvo Project is a 1,514-acre property located in Bee County, Texas.

A Phase I exploration drill program was completed in April 2011 with a total of 105 holes drilled. Phase II drilling began at the Salvo Project in October 2011 with two drilling rigs targeting Lower Goliad P and Q sand objectives. A total of 122 exploration and delineation holes for a total of 70,760 feet were drilled during Phase II which was concluded in May 2012. 29 holes (23%) met or exceeded a grade-thickness (“GT”) cutoff of 0.3 GT.

Interpretation of our exploration and delineation drilling, along with historic data from 1982 to 1984 exploration drilling by Mobil and URI, revealed the existence of two ore-bearing redox boundaries within the area, which has the potential to become PAA-1. A significant under-explored extension to this area which exhibits strong mineralization remains open-ended. Future plans would include further exploration/delineation drilling in this area in order to fully identify the extent of the mineralized zones in proposed PAA-1. Historic and recent Company drilling results are being reviewed for future exploration/delineation activities in the Salvo Project in order to fully identify the extent of the mineralized zones.

A Technical Report dated July 16, 2010 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR. A further Technical Report dated March 31, 2011 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and also filed by us on SEDAR. The March 31, 2011 Technical Report contains certain disclosure relating to inferred mineral resource estimates for the Salvo Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Texas: Longhorn Project

The Longhorn Project is located in Live Oak County, Texas, which historically has produced uranium by both open pit and ISR methods. The property lies within the historic US Steel Clay West production area where uranium was previously mined utilizing ISR methods along the historic George West district trend. We have an extensive database of information regarding the area including drill maps and over 500 gamma logs. The project lies on trend between two former U.S. Steel production areas, the Boots/Brown and the Pawlik. At least five separate roll-fronts are believed to exist across the project area.  Uranium grades within these Oakville deposits ranged from 0.10% to in excess of 0.20% U3O8 according to U.S. Steel reports and historic well logs obtained by us.  Well-developed Oakville sands in this area exhibit higher than average uranium grades for South Texas, as shown on many historic gamma ray logs, of which we have at least 500+ pertaining to the project from various databases. These higher than average reported uranium grades were later proven by excellent recoveries in the U.S. Steel ISR production areas.

The property is located approximately 65 miles northwest of Corpus Christi and 55 miles southwest of Hobson. It is comprised of 39 lease agreements covering 651 acres, granting us the exclusive right to explore, develop and mine for uranium. We anticipate that any uranium identified at the Longhorn Project will be extracted using ISR mining and processed at Hobson.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Belt, excluding the Palangana Mine and the Goliad and Burke Hollow Projects:

Property	Number of Claims or Leases Held	Gross Acres
Salvo	9 leases	1,514
Longhorn	39 leases	651

Wyoming

We acquired the Reno Creek Project on August 9, 2017 and the North Reno Creek Project on May 1, 2018.

Wyoming: Reno Creek Project

The Reno Creek project is located in the Powder River Basin of northeast Wyoming, one of the most prolific uranium producing regions in the U.S. and the home of four producing ISR operations, Cameco’s Smith Ranch/Highland, Uranium One’s Willow Creek, Energy Fuels Nuclear, Inc.’s (“EFN”) Nichols Ranch and Strata’s Lance project.  The project is less than 10 miles from the nearest town, Wright, Wyoming, with a population of 1,800.

The project consists of 21,600 net acres of properties including a 40-acre, Company-owned central processing plant (the “CPP”) site, and five major resource units, all within six miles of the proposed CPP.

Uranium was originally discovered by several 1960s/1970s mining companies, including Rocky Mountain Energy, Cleveland Cliffs, American Nuclear and TVA, Pathfinder Mines and others.  Most of the leases and claims that held the resources were dropped in the late 1990s and early 2000s.  In the mid-2000s Strathmore minerals re-staked mining claims and took leases on most of the current project.  Strathmore in 2010 sold them to AUC, LLC (“AUC”), which was acquired by us in 2017 and is our wholly-owned subsidiary and the operator of the project.

Uranium deposits at the Reno Creek Project lie within a geologically favorable fairway characterized by porous and permeable fluvial sandstones of the Eocene Wasatch Formation.  The sandstone aquifers are overlain and underlain by barren sequences of shales and occasional thin coals.   A complex series of stacked roll fronts occur along oxidation/reduction boundaries forming prospective trends that extend for over 40 miles through the greater project area.  The deposits occur at shallow depths between 200 to 400 feet in a sparsely populated area with gentle terrain, providing excellent logistics and access.

While much of the trend has been very well explored by AUC and past operators, we believe that excellent upside for further discoveries exists.   Company databases includes more than 10,000 uranium drill holes and over a 1,000 Coal Bed Methane logs to guide future exploration.

Geologists have mapped 10 miles to 20 miles of roll-fronts on the holdings that are undrilled or under-drilled, providing numerous high-quality exploration targets to expand current resources.    During 2012 and 2013 AUC drilled 800 holes along one such trend, adding approximately two million pounds to the resource base.

AUC conducted permitting and licensing activities and received final permits from the Wyoming Department of Environmental Quality (“WDEQ”) and EPA in 2015 and from the NRC in 2017.  The WDEQ issued its Permit to Mine in July 2015, and also referred its recommended approval of the AE to EPA, which approved it in October 2015.  In 2016, WDEQ’s Air Quality Division approved the Air Quality Permit.

The NRC issued its Draft Environmental Impact Statement in July 2016, and the final in December of 2016.  In its release, the NRC noted that that “only small environmental impacts would result from the construction, operation, aquifer restoration and decommissioning of the proposed in-situ recovery facility. Small impacts are defined as those that would be undetectable or so minor that they would not noticeably alter any important attribute of the environmental resource in question”.  NRC then issued the License for the project in February 2017, covering 6,057 acres and approximately 13.74 million pounds of U3O8.

The permits and license provide for a full central processing plant on 40 acres owned by us, which lies approximately a quarter mile from two all-weather highways and high voltage power lines, and less than three miles from natural gas lines.  The project is licensed to produce up to two million pounds per year of U3O8, and may also treat by tolling either lixiviant or resin produced by others or alternate feed material.  Included in the current license are the two largest resource units, North Reno Creek and Southwest Reno Creek.  The outlying resource units will be added for extraction by amending the current license.

Subsequently, the NRC approved of the Transfer of Control to us on July 31, 2017.

A Technical Report dated July 31, 2016 for the Reno Creek Project, prepared in accordance with NI 43-101, was completed by Behre Dolbear & Company, Inc., and filed by us on SEDAR. The Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Reno Creek Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

A PEA dated May 9, 2014 for the Reno Creek Project, prepared in accordance with NI 43-101, was completed by TREC, Inc and Tetra Tech, Inc. and filed by us on SEDAR. The PEA contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Reno Creek Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Indicated, measured and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Indicated, measured and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of the measured, indicated or inferred mineral resources discussed in the PEA will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of measured, indicated and inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured, indicated and inferred mineral resources referred to in the PEA are economically or legally mineable. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for the Reno Creek Project.

Wyoming: North Reno Creek Project

The North Reno Creek ISR Project is situated within our existing permitting boundary at the Reno Creek Project, in the Powder River Basin, Campbell County, Wyoming, approximately 80 miles northeast of Casper, Wyoming.

Substantial historical exploration, development and project permitting have been performed on the North Reno Creek property. Beginning in the late 1960s and continuing into the mid-1980s, Rocky Mountain Energy (“RME”), a wholly owned subsidiary of the Union Pacific Railroad, drilled more than 800 exploration drill holes on the North Reno Creek property. In the late 1970s and early 1980s RME successfully operated and restored and reclaimed a uranium ISR pilot plant. Subsequently, RME nearly completed permitting and licensing for a commercial scale ISR facility.

In 1992 the project approximately covering the area of our current Reno Creek and North Reno Creek Project was acquired by EFN from RME. Over the next decade EFN and its successor, International Uranium Corporation (now Denison Mines), continued to advance the project toward full permitting and licensing. Subsequently, Rio Algom and Power Resources held the project until dropping all of their interests in 2003. Between 2006 and 2008 Uranerz acquired mineral and surface land interests covering approximately 1,280 acres of fee mineral leases and federal mining claims comprising the North Reno Creek Project. In June 2015, EFN acquired Uranerz, whose development assets included the North Reno Creek Project.

A Technical Report dated October 13, 2010 for the North Reno Creek Project, prepared in accordance with NI 43-101, was completed by TREC, Inc., was filed by us on SEDAR. The Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the North Reno Creek Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Measured, indicated, and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of the mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in the Technical Report are economically or legally mineable.

Canada: Diabase Project

The Diabase property is at an exploration stage, with exploration focused on testing the Cable Bay fault corridor, interpreted to represent a suture zone between the Archean Mudjatik and Talston domains within the Trans-Hudson orogeny. Historical work started in the late 1970s, with the first major programs completed by the Saskatchewan Mineral Development Corporation in 1979 and the last major program completed by Nuinsco Resources Inc. (“Nuinsco”) in 2011. There is a total of 67 exploration diamond drill holes on the property. Anomalous uranium values have been intersected on the property, primarily associated with an area intruded by a late diabase dyke, highlighted by drill holes ND0801 (707 ppm Upartial over 0.25 m) and ND0807 (426 ppm Upartial over 0.40 m).

The Diabase Project is located on the southern rim of the Athabasca Basin uranium province in Saskatchewan, Canada, approximately 75 km to the west of Cameco’s Key Lake uranium mill. The project is comprised of 11 mineral dispositions totaling 54,236 acres. Subject to section 19 of The Crown Minerals Act of Saskatchewan, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands. If an economic deposit was discovered, the ore would be extracted by underground methods and would likely be shipped to the Key Lake mill for custom milling.

Paraguay

We hold interests in two projects within the South American country of Paraguay. The following map shows the location of both projects, Coronel Oviedo and Yuty.

Paraguay: Oviedo Project

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

Prior Exploration

The Oviedo Project located in central Paraguay was subject to reconnaissance uranium exploration between 1976 and 1983 by Anschutz and by Crescent between 2006 and 2008. Most of the uranium occurrences in this environment are “roll-front” type deposits similar to those currently being produced by low-cost ISR methods in Texas, the western United States, Central Asia and Australia. The work by Anschutz and Crescent was centered on a large belt of Permo-Carboniferous age continental sandstones that represent the western flank of the Paraná Basin. According to the Geological Survey of Brazil or CPRM, these same sandstones within the Brazilian section of the Paraná Basin contain numerous uranium occurrences including the Figueira Mine.

From 2006 to 2008 the Oviedo Project was optioned to Crescent Resources. During this period a total of 24 holes were drilled and logged in the southern portion, offsetting mineralized holes drilled by Anschutz. A NI 43-101 Technical Report reported that 14 of the 24 holes had a GT product (in feet) equal to or greater than 0.30 GT. GT values equal to and above 0.30 are typically considered producible under ISR production methodology. The known uranium mineralization on the Oviedo Project intersected by the past drilling is at depths between 450 and 750 feet. Crescent Resources dropped the option on the Oviedo Project in 2008.

Aquifer Test

During 2010, and prior to the acquisition of the Oviedo Project, we conducted a 24-hour aquifer test in the area of the resource trend identified by the combined Anschutz-Crescent drilling programs. The test was designed to assess aquifer properties of the lower massive sand, a uranium-bearing sandstone within the San Miguel Formation. The focus of the test was to determine if the aquifer could sustain extraction rates typical of ISR mining of uranium.

Results of the test indicate that the uranium-bearing unit has aquifer characteristics that would support operational rates for ISR mining. The aquifer properties determined from the hydrologic test fall within the range of values determined at other uranium ISR projects located in Wyoming, Texas and Nebraska.

During Fiscal 2012, we completed a 10,000-meter drilling program. A total of 35 holes were drilled, averaging 950 feet in depth. The holes were drilled on east to west lines across known geologic structures believed to be integral in controlling uranium occurrence. The holes were drilled on wide spacings, approximately one to 1.5 miles apart (see map above). Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Oviedo Project. A radon extraction survey is being completed along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization.

A Technical Report dated October 15, 2012 for the Oviedo Project, prepared in accordance with NI 43-101, was completed by Douglas L. Beahm, P.E., P.G, a consulting geologist/engineer, and filed by us on SEDAR. The Technical Report contains certain disclosure relating to an exploration target for the Oviedo Project. An exploration target has been calculated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Exploration targets, while recognized and required by Canadian regulations, is not a defined term under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the exploration target will ever be converted into mineral resources or reserves. Exploration targets have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in the Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

Paraguay: Yuty Project, Paraguay

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

History

Exploration for uranium in southeastern Paraguay was started in 1976 by Anschutz, after a Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for all minerals, excluding oil, gas, and construction materials. The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of some 162,700 square kilometers, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 meters of drilling were completed from 1976 to1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 meters to 0.351% U3O8 over 0.3 meters in sandstones and siltstones. Work was suspended in 1983 due to the decline in the price of uranium, and no further work was done at that time.

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

The rocks of the Yuty area are very gently east dipping and undeformed. Occasional northwest and northeast trending normal faults cut the sedimentary units. Exploration work to date suggests that the uranium mineralization within the San Miguel Formation is stratabound and possibly syngenetic or diagenetic in origin. Recent interpretation of exploration data suggests that areas of limonite and hematite alteration within the grey-green, fine-grained sandstones in the San Antonio area have characteristics similar to the alteration assemblages present at roll-front type uranium deposits of the Powder River basin in the United States.

Geologic Setting of the Yuty Project, Paraguay

Recent Exploration

In late July 2006, Cue Resources Ltd. (“Cue”) signed an agreement with the shareholders of Transandes Paraguay S.A. to option the Yuty Property, followed by a formal earn-in agreement signed on November 6, 2007, and started a systematic uranium exploration program. This included a compilation of all previous exploration data, including lithologic and radiometric logs, stored at the Ministry of Public Works and Communication (the “MOPC”) in Asunción. The most recent drilling completed in the San Antonio area was in November and December 2010, at which time 33 holes were completed for a total of 11,500 feet. Of these holes, five were not successfully completed. Of the 28 holes that reached the target, ten had intersections greater than a GT (grade x thickness) of 0.10m% eU3O8, and an additional 13 had intersections exceeding a GT of 0.03m% eU3O8.

Drilling and Sampling

Approximately 240,000 feet of drilling (core as well as rotary) were completed by Anschutz in previous campaigns.

The procedures used during the diamond and rotary drilling programs were drafted by Anschutz technical personnel. Healex reviewed all of the drill logs at the MOPC in Asunción and is of the opinion that the lithologic logging procedures are comparable to industry standards. Detailed information on sampling methods and approach during the Anschutz drilling campaigns is not available. Nevertheless, previous technical reports (Scott Wilson (2008) and Healex (2009)) have concluded that sampling procedures were comparable to industry standards of that time. Mr. Beahm (2011 technical report) concurs with this determination. From 2007 to 2010, Cue completed over 100,000 feet of drilling at the San Antonio target area in 256 drill holes. Most of the holes were collared with a rotary drilling rig, surface casing was then installed, and the holes were drilled to completion depth with a diamond rig.

To date, diamond drilling totals approximately 52,800 feet, and rotary drilling approximately 50,000 feet. For diamond drill holes, HQ-size core was retrieved and the drilling contractor was Empire Drilling S.A. of Quito, Ecuador. For rotary drilling, the contractor was 9 de Junio S.A. (Primo) of Asunción, Paraguay.

Exploration Potential

Except for the San Antonio area, the Yuty Uranium Project is at an early-to intermediate stage of exploration. A number of areas of anomalous concentrations of uranium occur in UPC sedimentary rocks within the property area. Past work was focused on developing roll-front type targets. Preliminary interpretation of the drill results in the San Antonio area suggests that the basal sandstone unit (San Miguel Formation) is a favorable host for uranium mineralization. These results also suggest that the diabase sill overlying the San Miguel Formation may have acted as a trap for diagenetic fluids and provided a horizontal conduit for the circulation of the diagenetic fluids and emplacement of uranium mineralization near the margin of a topographic high (gentle hill) below the diabase sill.

Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Yuty Project.

A Technical Report dated August 24, 2011 for the Yuty Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, P.G., P.E., Bill Northrup and Andre Deiss, consulting geologists, and filed by us on SEDAR. The Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Yuty Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Measured, indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured, indicated or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported mineral resources referred to in the Technical Report are economically or legally mineable.

In April 2015 the Yuty Project received a signed resolution from the MOPC, the national agency that regulates mining in Paraguay, advancing the Project from the Exploration Phase into the Exploitation Phase. The Yuty Project is only the third mining project to achieve the Exploitation Phase since the current Paraguayan mining law was promulgated in 2007.

When the MOPC grants a mineral concession to an operator the project initially enters the Exploration Phase for a maximum of six years, during which period a company must advance and demonstrate a viable project.  The Exploration Phase is followed by the Exploitation Phase for a maximum of 20 years renewable every 5 years indefinitely, during which period the environmental licensing process may begin, a key milestone required before starting production, as well as allowing for reductions in land and various investment costs.  The Exploitation Phase is followed by the Production Phase which lasts for an indefinite period.

Paraguay: Alto Paraná Titanium Project

We acquired the Alto Paraná Titanium Project from CIC Resources Inc. (“CIC”) on July 7, 2017.

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

History

Exploration work on the property was initiated by CIC in 2009 with a program of widespread hand-dug pits consisting of channel samples at approximately one-meter verticals intervals within the laterite. The initial phase of pitting and sampling was followed up by more closely spaced deep pitting and shallow (one m) auger drilling in 2010 and 2011. In total, 4,432 samples from deep pits and 2,992 one-meter auger samples have been collected and analyzed. The purpose of the exploration work was to evaluate the original CIC hectares to determine the area of best grade and thickness. Based on these extensive sampling efforts, we now control this generally higher-grade/thickness area as previously noted.

CIC also conducted extensive process development work with the objective of a viable process flow sheet for beneficiation of the heavy minerals from the laterite. This work carried out by Mineral Advisory Group (“MAG”), and included design, construction and operation of a 1.5 tonne per hour pilot plant in Paraguay. During operations the plant underwent continual process improvements and eventually produced 108 tonnes of concentrate over a three-month period. In January 2012 the concentrate was shipped to MINTEK in South Africa for smelting in a MINTEK pilot plant.

Geologic Setting and Mineralization

Mineralization on the property consists of laterite containing ilmenite, titanomagnetite and magnetite derived from Early Cretaceous tholeitic basalts of the Paraná Basin and associated gabbro intrusions. The basalts and gabbros have been weathered to laterite to an average depth of approximately seven m over a very extensive area. Kaolinite is the dominant mineral, representing 60% to 75% of the mineral assemblage. Ilmenite, magnetite and titanomagnetite are present in the laterite as discrete minerals ranging in particle size from <40 µm to 350 µm with average particle sizes in the 135 μm to 165 μm range. The grade of titanium in the laterite ranges up to approximately 11% but is typically in the 5% to 9% range.

Summary

The Alto Paraná Titanium Project appears to be homogeneous and much higher grade than existing mineral sands deposits. Further work on particle size distribution of the ilmenite/titanomagnetite fractions and variable laterite bulk density as a function of depth will help better define the Alto Paraná Titanium Project.

On September 12, 2017 we filed a NI 43-101 Technical Report and Resource Estimate for the Alto Paraná Project, titled “Technical Report and Resource Estimate for the Alto Paraná Project” on SEDAR. The Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Alto Paraná Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured, indicated and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in this category will ever be converted into mineral reserves. Measured, indicated and inferred resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured, indicated or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported mineral resources referred to in the Technical Report are economically or legally mineable.

Other Properties

As of July 31, 2018, we owned 32 acres of real estate located in Goliad County, Texas, 22 acres of real estate in Karnes County, Texas, 40 acres of real estate in Campbell Country, Wyoming, and 76.6 acres of real estate located in the Republic of Paraguay. As of July 31, 2018, we have entered into office rental and service agreements as follows:

•	an office lease at $9,465 per month for the Corpus Christi administration office located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas 78471. The lease expires on July 31, 2021;
•	an office lease at $7,156 per month for the Vancouver administration office at 1030 West Georgia Street, Suite 1830, Vancouver, B.C., Canada V6E 2Y3. The lease expires on March 31, 2021; and
•	an office lease at $1,500 per month for the Wyoming office at 409 West Birch Street, Glenrock, Wyoming 82637. The lease expires on April 30, 2019.

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

The following provides information relating to our databases:

Tronox Worldwide

Effective February 20, 2008, we acquired from Tronox Worldwide LLC certain assets, consisting of certain maps, data, exploration results and other information pertaining to lands within the U.S. (excluding New Mexico and Wyoming), Canada and Australia, and specifically including the former uranium exploration projects by Kerr McGee Corporation. The Tronox database contains records on some of our properties located in Arizona, the Colorado Plateau and Texas. We have exclusive ownership of this database.

Jebsen

The Jebsen database covers territory in Wyoming and New Mexico, including some of our existing properties. The database belonged to a pioneering uranium developer and represents work conducted from the 1950s through to the present.

This database adds over 500 drill holes and over 500,000 feet of drilling data results to our existing library of data. Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports, and feasibility studies, and many other essential tools for uranium exploration and pre-extraction.

Our geologists have linked contents of the database to some of our existing properties, specifically pertaining to our projects in the Shirley Basin and Powder River Basin of Wyoming, and in the Grants Uranium District of New Mexico. We have exclusive ownership of this database.

Halterman

The Halterman database consists of exploratory and pre-extraction work compiled during the 1970s and 1980s, including extensive data on significant prospects and projects in the following known uranium districts in the States of Colorado, New Mexico and Utah, including in the Grants, San Juan Basin, Chama Basin, Moab, Lisbon Valley, Dove Creek, Slick Rock and Uravan districts.

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

This database consists of 315,000 feet of drill logs, over 400 maps, copies of all US geological survey uranium publications dating back to 1954 and geological reports on uranium ore bodies throughout Wyoming. The database will be used to locate possible mineralized zones. The database is made available to us by Robert Odell, the compiler and publisher of the Rocky Mountain Uranium Minerals Scout since 1974. We do not own or have exclusive rights to this database.

Moore

We acquired a database of U.S. uranium exploration results from Moore Energy, a private Oklahoma-based uranium exploration company.

The Moore Energy U.S. uranium database consists of over 30 years of uranium exploration information in the States of Texas, New Mexico and Wyoming, originally conducted during the 1970s to the 1990s. It includes results of over 10,000 drill holes, plus primary maps, and geological reports. It covers approximately one million acres of prospective uranium claims, in the South Texas Uranium Belt, New Mexico, and Powder River Basin, Wyoming, as well as zones in Texas, and will be used to locate possible mineralized zones.

The database also provides us with exploration data about our Goliad Project, including 250,000 feet of drill logs and further delineates zones of potential uranium mineralization. It also contains drilling results from properties that are being developed by other uranium exploration companies, and also widespread regional data from throughout the South Texas uranium trend. We have exclusive ownership of this database.

Uranium Resources Inc.

We acquired the full database of historic drill results for our Salvo ISR uranium project located in Bee County, Texas. The database consists of 425 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps. We have exclusive ownership of this database.

Uranium One – South Texas Goliad Project

The South Texas Goliad database includes raw and interpreted data compiled by Total Minerals (“TOMIN”) and others from the mid1980s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

Through TOMIN’s purchase of the Holiday - El Mesquite project, located in Duval County, Texas, in 1990, TOMIN acquired the Mobil uranium exploration database. Starting with this data, and earlier data purchased from Tenneco Uranium, TOMIN also acquired regional oil and gas logs (included in the database), water well driller logs and other regional information to begin their study of the Goliad Formation along the South Texas Uranium Belt.

As a result of the study TOMIN identified 62 targets and drilled 22 holes by project end in 1993. Of the 22 drilled, 19 were disproved and the remaining three await further drilling to assess trends. Another 40 targets remain to be drill-evaluated.

In summary, the database contains:

•	4,894 South Texas uranium logs - 2.8 million feet of drilling;
•	13,882 South Texas oil and gas logs - 41.6 million feet;
•	752 maps/sections across South Texas; and
•	103 documents, reports and analyses documenting the study.

Item 3. Legal Proceedings

As of the date of this Annual Report, other than as disclosed below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our Company or any of our subsidiaries is a party or of which any of their property is subject, and no director, officer, affiliate or record or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder, is: (i) a party adverse to us or any of our subsidiaries in any legal proceeding; or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding. Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

On or about March 9, 2011, the TCEQ granted our Company’s applications for a Class III Injection Well Permit, PAA and AE for our Goliad Project.  On or about December 4, 2012, the EPA concurred with the TCEQ issuance of the AE permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, our Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by our Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by our Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  We and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, our Company conducted a joint groundwater survey of the site, the result of which reaffirmed our previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule. In that Status Report the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit. We continue to believe that the pending appeal is without merit and is continuing as planned towards uranium extraction at its fully-permitted Goliad Project.

On or about April 3, 2012, we received notification of a lawsuit filed in the State of Arizona, in the Superior Court for the County of Yavapai, by certain petitioners (the “Plaintiffs”) against a group of defendants, including the Company and former management and board members of Concentric Energy Corp. (“Concentric”). The lawsuit asserts certain claims relating to the Plaintiffs’ equity investments in Concentric, including allegations that the former management and board members of Concentric engaged in various wrongful acts prior to and/or in conjunction with the merger of Concentric. The lawsuit originally further alleged that the Company was contractually liable for liquidated damages arising from a pre-merger transaction which we previously acknowledged and recorded as an accrued liability, and which portion of the lawsuit was settled in full by a cash payment of $149,194 to the Plaintiffs and subsequently dismissed. The Court dismissed several other claims set forth in the Plaintiffs’ initial complaint, but granted the Plaintiffs leave to file an amended complaint.  The Court denied a subsequent motion to dismiss the amended complaint, finding that the pleading met the minimal pleading requirements under the applicable procedural rules.  In October 2013, we filed a formal response denying liability for any of the Plaintiffs’ remaining claims. The Court set the case for a four-week jury trial that was to take place in Yavapai County, Arizona, in April 2016.  In November 2015, after the completion of discovery, the Company and the remaining defendants filed motions for summary judgment, seeking to dismiss all of the Plaintiffs’ remaining claims.  While those motions were pending, the parties reached a settlement agreement with respect to all claims asserted by the Plaintiffs in that lawsuit.  A formal settlement and release agreement was subsequently executed, pursuant to which all of the Plaintiffs’ claims in the Arizona lawsuit were dismissed with prejudice.  Pursuant to the terms of the settlement agreement, the Defendants collectively paid $500,000 to the Plaintiffs, of which $50,000 was paid by the Company.

On June 1, 2015, we received notice that Westminster Securities Corporation (“Westminster”) filed a suit in the United States District Court for the Southern District of New York, alleging a breach of contract relating to certain four-year warrants issued by Concentric in December 2008.  Although the Concentric warrants expired by their terms on December 31, 2012, Westminster based its claim upon transactions allegedly occurring prior to UEC’s merger with Concentric.  On March 2, 2018, the District Court granted the Company’s motion for summary judgment, dismissing all claims asserted by Westminster and the other plaintiffs in that action, and entered judgment in favor of the Company. On March 22, 2018, the plaintiffs filed an appeal of the District Court’s order of dismissal.  On March 28, 2018, the Company and plaintiffs entered into a mutual general release, whereby the plaintiffs agreed to withdraw their appeal and irrevocably release any and all claims against the Company in exchange for the Company’s agreement to irrevocably release any and all claims against the plaintiffs, including any claims for attorneys’ fees and costs that the Company incurred in defending the action. On April 19, 2018, the Court of Appeals entered an order dismissing the appeal. The case is now closed.

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the “Securities Case”), seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss and on July 15, 2016, the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the Plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 the Fifth Circuit dismissed the Securities Case pursuant to the Plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the Securities Case dismissal.

On or about September 10, 2015, John Price filed a stockholder derivative complaint on behalf of the Company against our Board of Directors (the “Board of Directors” or “Board”), executive management and three of its vice presidents in the United States District Court, Southern District of Texas, with an amended stockholder derivative complaint filed on December 4, 2015 (the “Federal Derivative Case”), seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. We filed a motion to dismiss. The Plaintiff ultimately decided to abandon the case, which the Court dismissed on or about November 17, 2016. No settlement payments or any other consideration was paid by us to the Plaintiff in connection with the plaintiff’s abandonment of his case.

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against our Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the Court granted our motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that our directors breached their fiduciary duties relating to the factual allegations in the Securities Case. We filed a motion to dismiss and on September 13, 2017, the Court granted our motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018 we filed our answering brief. We expect a ruling by the end of calendar 2018.

Our Board of Directors received a shareholder demand letter dated September 10, 2015, relating to the allegations in the Securities Case (the “Shareholder Demand”). The letter demands that the Board of Directors initiate an action against our Board of Directors and two of its executive officers to recover damages allegedly caused to the Company. The Board of Directors appointed a committee of independent directors to evaluate the allegations in the demand letter. Subsequently, the Federal District Court dismissed the Securities Case, which was based on similar factual allegations, and the Federal Derivative Case was abandoned. The committee of independent directors has now completed its evaluation and recommended that the Board of Directors reject the demand. After considering the committee’s recommendation and all other material information relevant to the investigation, the Board of Directors voted to reject the demand letter.

The Company has had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim our Company continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2018, our Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

NYSE American Quarter Ended	High	Low
July 2018	$1.80	$1.48
April 2018	$1.74	$1.22
January 2018	$2.00	$0.96
October 2017	$1.64	$1.05
July 2017	$1.77	$1.10
April 2017	$1.92	$1.23
January 2017	$1.82	$0.81
October 2016	$1.24	$0.86

The last reported closing price for our shares on the NYSE American on October 10, 2018 was 1.43 per share. As of October 10, 2018, we had 232 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2018, we had one equity compensation plan, our 2018 Stock Incentive Plan (the “2018 Plan”). The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Weighted Average Remaining Term of Outstanding Options, Warrants and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2018 Stock Incentive Plan)	14,911,625	$1.41	2.51 years	6,453,978
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	N/A	Nil
Total	14,911,625	$1.41	2.51 years	6,453,978

Securities Authorized For Issuance Under Compensation Plans

2018 Stock Incentive Plan

On May 30, 2018, our Board of Directors adopted the 2018 Plan, under which up to 22,719,101 shares may be issued, subject to adjustment as described in the 2018 Plan, and which, at that time, consisted of: (i) 13,072,625 shares issuable pursuant to stock options previously granted that were outstanding under our 2017 Stock Incentive Plan (the “2017 Plan”); (ii) 3,646,476 shares remaining available for issuance under the 2017 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2018 Plan. On July 19, 2018, our shareholders approved the adoption of our 2018 Plan. The 2018 Plan supersedes and replaces our prior equity compensation plan, being the 2017 Plan, such that no further shares are issuable under the 2017 Plan.

The purpose of the 2018 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2018 Plan is to be administered by our Compensation Committee which shall determine, among other things: (i) the persons to be granted awards under the 2018 Plan (each an “Eligible Participant”); (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. We may issue shares, options, stock appreciation rights, deferred stock rights and dividend equivalent rights, among others, under the 2018 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the administrator under the 2018 Plan. If the administrator under the 2018 Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2018 Plan is not complete and is qualified in its entirety by reference to the 2018 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 10, 2018, there were stock options outstanding under our 2018 Plan exercisable for an aggregate of 11,757,125 shares of our common stock.

Common Stock Purchase Warrants

As of October 10, 2018, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 33,074,978 shares of our common stock.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2018 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2018 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following:

•	on May 1, 2018, we issued 1,625,531 shares of restricted common stock to Uranerz pursuant to a Purchase Agreement dated Nov. 1, 2017, as amended on February 15, 2018 and March 9, 2018, at a deemed issuance price of $1.5072 per share. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on May 1, 2018, we issued 65,684 shares of restricted common stock to a consultant pursuant to a financial advisory agreement dated May 8, 2017, as amended October 11, 2017, at a deemed issuance price of $1.5072 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on May 4, 2018, we issued 5,427 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.29 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on May 15, 2018 we issued 86,930 shares of common stock to a consultant pursuant to shares for debt subscription agreement at a deemed issuance price of $1.5072 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on each of June 4, 2018, July 5, 2018, August 3, 2018 and September 4, 2018 we issued 5,426 shares of common stock and on October 5, 2018, we issued 4,166 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.29 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and

•	on August 17, 2018, we issued 15,827 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.61 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2014, through to July 31, 2018, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Denison Mines Corp., UR-Energy Inc., Gastar Exploration Inc., EFN, Adams Resources & Energy, Inc., Hallador Energy Company, Abraxas Petroleum Corporation, Fission Uranium Corp., Approach Resources, Inc., Evolution Petroleum Corporation, NexGen Energy Ltd., Cloud Peak Energy Inc., Polymet Mining Corp., Isramco Inc., Comstock Resources, Inc. and Silvercorp Metals Inc., (collectively the “Current Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Denison Mines Corp., Paladin Energy Ltd., Uranium Resources, Inc. Peninsula Energy Ltd., Cameco Corp. and EFN (collectively the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index. The change in peer group was made to address changes in the external market and to better reflect our Company’s business.

	July 31, 2014	July 31, 2015	July 31, 2016	July 31, 2017	July 31, 2018
Uranium Energy Corp.	$76.62	$58.01	$41.56	$69.26	$71.43
Current Peer Group	108.64	70.07	90.41	114.72	68.20
Russell 3000 Index	114.16	124.67	127.53	145.21	165.93

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2018, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2018	July 31, 2017	July 31, 2016	July 31, 2015	July 31, 2014
Cash and cash equivalents	$6,926,523	$12,575,973	$7,142,571	$10,092,408	$8,839,892
Working capital (deficit)	(3,974,842)	21,143,775	6,178,194	6,246,920	9,184,889
Total assets	89,611,309	72,177,234	56,176,311	57,900,257	64,655,888
Total liabilities	26,435,749	26,041,829	25,726,433	26,913,592	25,232,289
Stockholders' equity	63,175,560	46,135,405	30,449,878	30,986,665	39,423,599

Consolidated Statements of Operations

	Year Ended July 31,
	2018	2017	2016	2015	2014
Sales	$-	$-	$-	$3,080,000	$-
Costs and expenses	16,313,981	15,218,433	14,331,743	23,415,842	22,836,594
Net loss for the year	(17,826,634)	(17,971,056)	(17,329,872)	(23,361,928)	(25,975,107)
Net loss per share, basic and diluted	(0.11)	(0.14)	(0.16)	(0.25)	(0.29)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2018, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2018, 2017, and 2016 (“Fiscal 2018”, “Fiscal 2017”, and “Fiscal 2016”) and our financial condition as at July 31, 2018 and 2017, with a particular emphasis on Fiscal 2018, our most recently completed fiscal year.

Business

We operate in a single reportable segment and since 2004, as more fully described under “General Business” of Item 1. Business, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2018, we had no uranium supply or “off-take” agreements in place.

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

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Wyoming Texas, Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2018, we:

•	completed the acquisition of the large, fully permitted, construction-ready Reno Creek Project in the Powder River Basin, Wyoming, on August 9, 2017;

•	completed the acquisition of the advanced-stage North Reno Creek Project located adjacent to and within our Reno Creek Project permitted boundary in the Powder River Basin, Wyoming, on May 1, 2018;

•	completed the acquisition of the Diabase Project and gained a foothold in the Athabasca Basin, Saskatchewan, Canada, on February 7, 2018;

•	completed a NI 43-101 Technical Report resource estimate for our Alto Paraná Titanium Project in Paraguay dated August 11, 2017, positioning Alto Paraná as a highest-grade and undeveloped Ferro-Titanium deposit;

•	completed a NI 43-101 Technical Report resource estimate for the Burke Hollow Project in Texas dated December 18, 2017; and

•	completed a drilling campaign initiated in April 2017 and drilled additional 29 exploration holes totaling 13,540 feet at the Burke Hollow Project.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010 we have been focused primarily on expanding our South Texas uranium mining activities and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors.

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

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source for the U3O8 sold to generate our sales revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no sales revenues generated during Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Uranium extraction at the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. At July 31, 2018, we had no uranium supply or “off-take” agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of the last five fiscal years ended July 31 as obtained from TradeTech:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2018	$26.50	$19.85	$22.10	$25.85
July 31, 2017	26.60	17.75	22.31	20.25
July 31, 2016	38.50	25.00	32.25	25.90
July 31, 2015	44.00	28.75	36.53	36.00
July 31, 2014	36.25	28.00	33.22	28.50

Historically, the uranium spot price has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

Mineral Rights and Properties

The following is a summary of significant activities by project during Fiscal 2018:

Burke Hollow Project

During Fiscal 2018, we continued to advance the application of the RML for the Burke Hollow Project after receipt of the Mine Area Permit and AE in Fiscal 2017 and two Class I disposal well permits in Fiscal 2016. The RML application remains under technical review by the TCEQ.

During Fiscal 2018, we drilled an additional 29 exploration holes totaling 13,540 feet and completed the drilling campaign initiated in April 2017, resulting in 132 exploration holes drilled for a total of 58,020 feet at the Burke Hollow Project.

Yuty Project

During Fiscal 2018, we continued work on the PEA in accordance with the provisions of NI 43-101 and completed additional testing to refine the leach chemistry. In the meantime, we initiated detailed resource mapping to better define the five stacked roll front systems that comprise the deposit at the Yuty Project.

Acquisition of Reno Creek Project

On August 9, 2017, the Company completed the Reno Creek acquisition pursuant to the Share Purchase Agreement with each of the original Pacific Road Resources Funds (collectively, “PRRF”) and, by tag-along right, Bayswater Holdings Inc. (and together with PRRF the “Reno Creek Vendors”), to acquire all of the issued and outstanding shares of Reno Creek Holdings Inc. (“RCHI”) and, therefore, obtained 100% interest of the Reno Creek Project.

Acquisition of North Reno Creek Project

On May 1, 2018, we completed a purchase agreement (the “NRC Purchase Agreement”) with Uranerz , a wholly owned subsidiary of EFN, whereby we acquired 100% of its advanced stage North Reno Creek Project located immediately adjacent to and within our existing Reno Creek Project permitting boundary in the Powder River Basin, Wyoming.

The North Reno Creek Project is consolidated into the existing Reno Creek Project for project synergy and for financial reporting purposes. Refer to Note 4: Acquisition of Reno Creek Project and North Reno Creek Project of the Notes to the Consolidated Financial Statements.

Acquisition of Diabase Project

During Fiscal 2018, we completed the Diabase Purchase Agreement with Nuinsco, to acquire 100% of the Diabase Project, which covers an area of 54,236 acres in ten claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada.

The Diabase Project is a large exploration project with work completed to date, which includes 67 diamond drill holes, regional electromagnetic, magnetic and gravity geophysical surveys and surficial geochemistry. The Diabase Project covers a significant portion of the Cable Bay fault, a highly prospective regional-scale shear corridor.

Concurrently with the closing of the Diabase Acquisition, Uranium Royalty Corp (“URC”), an private entity that our Company has ability to exercise significant influence on, was granted an exclusive right and option to acquire 100% of the royalty on the Diabase Project by paying $125,000 Canadian dollars to the original royalty holder at the closing date, and $1,750,000 Canadian dollars on or before the date four years after the closing date.

Results of Operations

For Fiscal 2018, Fiscal 2017 and Fiscal 2016 we recorded a net loss of $17,826,634, ($0.11 per shares), $17,971,056 ($0.14 per share), and $17,329,872 ($0.16 per share), respectively. Costs and expenses during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were $16,313,981, $15,218,433 and $14,331,743, respectively.

No revenue from U3O8 sales was generated during Fiscal 2018, Fiscal 2017 and Fiscal 2016.

Uranium Extraction Activities

During Fiscal 2018, Fiscal 2017 and Fiscal 2016 we continued with our strategic plan for reduced operations implemented in September 2013. We further reduced operations at the Palangana Mine in Fiscal 2016 and continued in Fiscal 2017 and Fiscal 2018 to capture residual uranium only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred for PAA-1, 2 and 3 directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to the consolidated statement of operations.

As a result, no uranium concentrate was extracted at the Palangana Mine and processed at the Hobson Processing Facility during Fiscal 2018 and during Fiscal 2017, the Palangana Mine captured only residual amounts of uranium and the Hobson Processing Facility processed 2,100 pounds of uranium concentrates from prior year’s work-in-process inventory. During Fiscal 2016, the Palangana Mine captured 2,000 pounds of residual uranium during the process of maintaining operational readiness and no uranium concentrates were processed at the Hobson Processing Facility.

During Fiscal 2017, we recorded an inventory write-down of $60,694 to adjust the U3O8 inventory balance in finished goods and work-in-progress to net realizable value to reflect the market price of U3O8 of $18.81 per pound at October 31, 2016, less estimated royalties. No inventory write-down was recorded during Fiscal 2018 and Fiscal 2016.

At July 31, 2018, the total value of inventories was $211,662 (July 31, 2017: $211,662).

Costs and Expenses

During Fiscal 2018, costs and expenses totaled $16,313,981 (Fiscal 2017: $15,218,433; Fiscal 2016: $14,331,743), comprised of mineral property expenditures of $4,552,151 (Fiscal 2017: $4,120,388; Fiscal 2016: $4,061,159), general and administrative of $11,407,206 (Fiscal 2017: $10,241,681; Fiscal 2016: $9,297,746), depreciation, amortization and accretion of $354,624 (Fiscal 2017: $497,728; Fiscal 2016: $875,724) and impairment loss on mineral properties of $Nil (Fiscal 2017: $297,942; Fiscal 2016: $97,114).

Mineral Property Expenditures

During Fiscal 2018, mineral property expenditures totaled $4,552,151 (Fiscal 2017: $4,120,388; Fiscal 2016: $4,061,159), comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our mineral projects.

The following table provides mineral property expenditures on a project basis during the past three fiscal years:

	Year Ended July 31,
	2018	2017	2016
Mineral Property Expenditures
Palangana Mine	$1,047,635	$880,633	$1,273,002
Goliad Project	105,264	114,286	92,588
Burke Hollow Project	675,605	1,020,965	1,034,888
Longhorn Project	14,401	32,796	10,149
Salvo Project	36,056	37,551	34,289
Anderson Project	68,167	68,303	178,212
Workman Creek Project	31,300	31,265	32,820
Slick Rock Project	52,218	44,231	53,861
Reno Creek Project	1,278,959	-	-
Yuty Project	425,298	365,517	388,840
Oviedo Project	119,082	331,798	569,077
Alto Paraná Titanium Project	175,768	800,023	-
Other Mineral Property Expenditures	522,398	580,275	701,831
Revaluation of Asset Retirement Obligations	-	(187,255)	(308,398)
	$4,552,151	$4,120,388	$4,061,159

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

In Fiscal 2018 mineral property expenditures included costs directly related to maintaining operational readiness and permit compliance at the Palangana Mine and Hobson Processing Facility of $1,326,809 (Fiscal 2017: $1,297,673; Fiscal 2016: $1,616,786).

The following is a breakdown of mineral property expenditures by major category for each project:

•	Palangana Mine

During Fiscal 2018, mineral property expenditures at the Palangana Mine totaled $1,047,635 (Fiscal 2017: $880,633; Fiscal 2016: $1,273,002), which were comprised of: maintenance of operational readiness and permit compliance of $888,898 (Fiscal 2017: $805,295; Fiscal 2016: $1,184,382); permitting and property maintenance of $151,612 (Fiscal 2017: $69,869; Fiscal 2016: $31,468); and exploration and development costs totaling $7,125 (Fiscal 2017: $5,469; Fiscal 2016: $57,152);

•	Goliad Project

During Fiscal 2018, mineral property expenditures at the Goliad Project totaled $105,264 (Fiscal 2017: $114,286; Fiscal 2016: $92,588), which were comprised of: permit compliance and property maintenance of $29,935 (Fiscal 2017: $23,291; Fiscal 2016: $14,494); exploration expenditures of $9,770 (Fiscal 2017: $24,437; Fiscal 2016: $9,505); and plant and wellfield development of $65,559 (Fiscal 2017: $66,558; Fiscal 2016: $68,589);

•	Burke Hollow Project

During Fiscal 2018, mineral property expenditures at the Burke Hollow Project totaled $675,605 (Fiscal 2017: $1,020,965; Fiscal 2016: $1,034,888), which were comprised of: permitting and property maintenance of $197,641; (Fiscal 2017: $47,695; Fiscal 2016: $79,911); and exploration costs of $477,964 (Fiscal 2017: $973,270; Fiscal 2016: $954,977) primarily for drilling activities;

•	Longhorn Project

During Fiscal 2018, mineral property expenditures at the Longhorn Project totaled $14,401 (Fiscal 2017: $32,796; Fiscal 2016: $10,149), primarily for property maintenance;

•	Salvo Project

During Fiscal 2018, mineral property expenditures at the Salvo Project totaled $36,056 (Fiscal 2017: $37,551; Fiscal 2016: $34,289), primarily for property maintenance;

•	Anderson Project

During Fiscal 2018, mineral property expenditures at the Anderson Project totaled $68,167 (Fiscal 2017: $68,303; Fiscal 2016: $178,212), which were comprised of: permitting and property maintenance of $66,870 (Fiscal 2017: $66,730; Fiscal 2016: $128,532); and exploration expenditures of $1,297 (Fiscal 2017: $1,573; Fiscal 2016: $49,680);

•	Workman Creek Project

During Fiscal 2018, mineral property expenditures at the Workman Creek Project totaled $31,300 (Fiscal 2017: $31,265; Fiscal 2016: $32,820), primarily for property maintenance;

•	Slick Rock Project

During Fiscal 2018, mineral property expenditures at the Slick Rock Project totaled $52,218 (Fiscal 2017: $44,231; Fiscal 2016: $53,861), primarily for property maintenance;

•	Reno Creek Project

During Fiscal 2018, mineral property expenditures at the Reno Creek Project totaled $795,130 (Fiscal 2017: $Nil; Fiscal 2016: $Nil), which were comprised of $284,537 for property maintenance and $510,593 for general exploration. In connection with the completion of the Reno Creek acquisition, we paid reimbursable expenses totaling $483,829 for the property maintenance costs incurred at the Reno Creek Project prior to the closing of the Reno Creek acquisition, which were also included in the mineral property expenditures for Fiscal 2018;

•	Yuty Project

During Fiscal 2018, mineral property expenditures at the Yuty Project totaled $425,298 (Fiscal 2017: $365,517; Fiscal 2016: $388,840), which were comprised of: permitting and property maintenance of $225,044 (Fiscal 2017: $268,800; Fiscal 2016: $263,756); and exploration expenditures of $200,254 (Fiscal 2017: $96,717; Fiscal 2016: $125,084);

•	Oviedo Project

During Fiscal 2018, mineral property expenditures at the Oviedo Project totaled $119,082 (Fiscal 2017: $331,798; Fiscal 2016: $569,077), which were comprised of permitting and property maintenance of $Nil (Fiscal 2017: $70,782; Fiscal 2016: $270,212); and exploration expenditures of $119,082 (Fiscal 2017: $261,016; Fiscal 2016: $298,865); and

•	Alto Paraná Titanium Project

During Fiscal 2018, mineral property expenditures at the Alto Paraná Titanium Project totaled $175,768. During Fiscal 2017, we recorded mineral property expenditures of $800,023 at the Alto Paraná Titanium Project primarily for general maintenance costs incurred prior to the closing of CIC acquisition, which were reimbursed by the Company when the CIC acquisition closed in July 2017, in accordance with the Share Purchase and Option Agreement.

General and Administrative

During Fiscal 2018, general and administrative expenses totaled $11,407,206 (Fiscal 2017: $10,241,681; Fiscal 2016: $9,297,746), which increased by $1,165,525 during Fiscal 2018 compared to Fiscal 2017, and increased by $943,935 during Fiscal 2017 compared to Fiscal 2016.

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

•	during Fiscal 2018, salaries, management and consulting fees totaled $2,880,888, which increased by $722,228 compared to $2,158,660 during Fiscal 2017 primarily as a result of increased cash portion of compensation for the Company’s employees, officers and directors and severance payments of $466,177 made to certain employees. During Fiscal 2017, salaries, management and consulting fees totaled $2,158,660, consistent compared to $2,181,859 during Fiscal 2016;

•	during Fiscal 2018, office, filing and listing, insurance, investor relations and travel expenses totaled $3,582,924, which increased by $337,411 compared to $3,245,513 during Fiscal 2017, and increased by $593,745 compared to $2,651,768 during Fiscal 2016. These increases primarily resulted from increased consulting fees and insurance expenses during Fiscal 2018 compared to Fiscal 2017, and increased investor relations expenses, filing and listing fees, insurance and travel expenses during Fiscal 2017 compared to Fiscal 2016;

•	during Fiscal 2018, professional fees totaled $1,439,336 (Fiscal 2017: $1,068,138; Fiscal 2016: $1,379,956), which increased by $371,198 during Fiscal 2018 compared to $1,068,138 during Fiscal 2017, and decreased by $311,818 during Fiscal 2017 compared to $1,379,956 during Fiscal 2016. Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and ongoing legal claims, and audit and taxation services; and

•	during Fiscal 2018, stock-based compensation expense totaled $3,504,058, which decreased by $265,312 during Fiscal 2018 compared to $3,769,370 during Fiscal 2017, and increased by $685,207 during Fiscal 2017 compared to $3,084,163 during Fiscal 2016. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company. Overall, we have increased equity-based payments to directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays.

Depreciation, Amortization and Accretion

During Fiscal 2018, depreciation, amortization and accretion totaled $354,624, which decreased by $143,104 compared to $497,728 during Fiscal 2017 and decreased by $377,996 during Fiscal 2017 compared to $875,724 during Fiscal 2016 primarily as a result of certain property and equipment reaching full amortization and/or depreciation.

Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During Fiscal 2018, we did not record any impairment losses.

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

Other Income and Expenses

Interest and Finance Costs

During Fiscal 2018, interest and finance costs totaled $2,952,202 (Fiscal 2017: $2,914,862; Fiscal 2016: $3,005,391), comprised primarily of interest on long-term debt of $1,622,222 (Fiscal 2017: $1,622,222; Fiscal 2016: $1,626,667), amortization of debt discount of $1,180,139 (Fiscal 2017: $1,156,657; Fiscal 2016: $1,245,615), and surety bond premium of $118,944 (Fiscal 2017: $117,069; Fiscal 2016: $114,145).

Share of (Loss) Gain from Equity-Accounted Investment

During Fiscal 2018, we recorded a share of gain of $423,657 from an equity-accounted investment, which was comprised of a gain on ownership interest dilution of $394,656 and a share of gain of $29,001.

Tax Reform and Deferred Tax Benefit

The Tax Cuts and Jobs Act (the “Tax Reform”) enacted on December 22, 2017 reduces the U.S. federal corporate tax rate from 35% to 21%, which is administratively effective for our Company on August 1, 2017, the beginning of our Fiscal 2018. The Tax Reform requires us to use a blended statutory tax rate of 26.87% for the annual period of Fiscal 2018.

We have not generated taxable income and have not recorded any current income taxes in Fiscal 2018. Consequently, the tax rate change has had no impact on our current tax expenses but has impacted the existing deferred tax liabilities and will impact future deferred tax assets to be recognized. For the three months ended January 31, 2018, we remeasured our existing deferred tax liabilities at the newly enacted tax rates and recognized a deferred tax benefit of $232,843.

At July 31,2018, we recognized deferred tax assets relating to the taxable losses incurred in Fiscal 2018, which can be carry forward indefinitely as a result of the Tax Reform, to offset the remaining deferred tax liabilities relating to the Reno Creek Acquisition. As a result, a deferred tax benefit totalling $430,121 was recognized on the consolidated financial statement for Fiscal 2018

We have incurred taxable losses for all years since inception, which has resulted in net operating loss carry-forwards in the U.S. that may be available to reduce future years’ taxable income. In the past we have recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards as their realization has been determined not likely to occur.

At December 22, 2017 and July 31, 2018, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to rest of these tax loss carry-forwards.

The accounting for the effects of the rate changes on deferred tax balances is complete and no provisional amounts were recorded for this item.

Liquidity and Capital Resources

	July 31, 2018	July 31, 2017
Cash and cash equivalents	$6,926,523	$12,575,973
Current assets	8,340,728	23,591,397
Current portion of long-term debt	10,000,000	-
Other current liabilities	2,315,570	2,447,622
Working capital (deficit)	(3,974,842)	21,143,775

At July 31, 2018, we had cash and cash equivalents of $6,926,523 and a working capital deficit of $3,974,842, primarily resulting from the $10.0 million current portion of long-term debt, representing the principal amounts of the long-term debt due over the next 12 months from July 31, 2018. Subsequent to July 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $2,568,979 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. The existing cash resources are expected to provide sufficient funds to carry out the planned operations for 12 months from the date of this Annual Report. In the event that the principal repayments under our Credit Facility are not extended by at least nine months from the current commencement date of February 2019, we will need to reduce our cash burn rate from that incurred in Fiscal 2018 by curtailing expenditures on discretionary and non-core activities in order for our current cash resources to sufficiently fund operations for the next twelve months from the date of this Annual Report. Refer to Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2018.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales have been realized, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. In Fiscal 2018, we recorded net loss totaling $17,826,634 (Fiscal 2017: $17,971,056; Fiscal 2016: $17,329,872) and we had an accumulated deficit balance of $245,151,636 at July 31, 2018. During Fiscal 2018, net cashed used in operating activities totaled 12,511,328 (Fiscal 2017: $10,419,444; Fiscal 2016: $13,080,607, and net cash outflows totaled $5,649,450 (Fiscal 2017: $5,433,402, net cash inflows; Fiscal 2016: $2,949,837). Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

For the fiscal year ending July 31, 2019 (“Fiscal 2019”), we estimate that a total of up to $3.4 million will be incurred on our mineral projects for permitting, exploration and pre-extraction activities. We hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada, and in the Republic of Paraguay with annual land-related payments totaling $2.0 million to maintain these rights in good standing.

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2018 continues or weakens further during Fiscal 2019;
•	if the weakness in the market price of our common stock experienced in Fiscal 2018 continues or weakens further during Fiscal 2019;
•	if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our Credit Facility during Fiscal 2019, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against certain key assets securing our indebtedness; and
•	if another nuclear incident, such as the event that occurred at Fukushima in March 2011, were to occur during Fiscal 2019, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

Equity Financings

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”), which replaced a Form S-3 “Shelf” Registration Statement effective January 10, 2014 (the “2014 Shelf”), and the 2014 Shelf was then deemed terminated. The 2017 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

Subsequent to July 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878 (the “October 2018 Offering”). Each unit was comprised of one share of the Company and one-half of one share purchase warrant. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.05 per share, exercisable immediately upon issuance and expiring 30 months from the date of issuance. Subsequent to July 31, 2018, we received cash proceeds of $2,568,979 from the exercise of stock options and warrants.

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

As at July 31, 2018, a total of $33.7 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings under our 2014 Shelf, with a remaining available balance of $66.3 million under the 2017 Shelf, as follows:

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

Debt Financing

On February 9, 2016, we entered into the Second Amended and Restated Credit Agreement with our Lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership, whereby the Company and the Lenders agreed to certain further amendments to the $20,000,000 senior secured Credit Facility, under which:

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

In February 2018, and pursuant to the terms of the Second Amended and Restated Credit Agreement, we issued 641,574 shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at January 31, 2018, as payment of anniversary fees to the Lenders.

In February 2017, and pursuant to the terms of the Second Amended Credit Agreement, we issued 738,503 shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to our Lenders.

Refer to “Long-Term Debt Obligations” under Material Commitments and to Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2018.

Operating Activities

During Fiscal 2018, net cash used in operating activities totaled $12,511,328 (Fiscal 2017: $10,419,444; and Fiscal 2016: $13,080,607), primarily for maintaining production readiness, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2018, net cash provided by financing activities was $604,248 (Fiscal 2017: $26,890,764; and Fiscal 2016: $10,194,972). During Fiscal 2018, we received net proceeds of $604,209 from the exercise of warrants and stock options. During Fiscal 2017, we received net proceeds of $26,889,996 from the issuance of shares of the Company, of which $24,445,411 was from the January 2017 Offering, $2,387,660 from the exercise of warrants and $56,925 from the exercise of stock options. During Fiscal 2016, we received $10,209,632 from the issuance of shares from equity financings and the exercise of stock options.

Investing Activities

During Fiscal 2018, net cash provided by investing activities totaled $6,257,630, whereas during Fiscal 2017 and Fiscal 2016, net cash used in investing activities totaled $11,037,918 and $64,202, respectively. During Fiscal 2018, we received net cash of $215,065 (Fiscal 2017: $34,972; Fiscal 2016: $46,084 used in) from an asset acquisition. During Fiscal 2018, cash used in acquisition of mineral rights and properties totaled $3,588,759 primarily for the acquisition of the North Reno Creek Project and the Diabase Project. During Fiscal 2018, cash used in purchase of equipment totaled $12,304 (Fiscal 2017: $56,407; Fiscal 2016: $18,934), used in an equity-accounted investment totaled $Nil (Fiscal 2017: $151,676; Fiscal 2016: $Nil), used in other long-term assets totaled $346,474 (Fiscal 2017: $864,806; Fiscal 2016: $Nil). During Fiscal 2018, we purchased short-term investments totaling $21,771,253 (Fiscal 2017: $16,000,671; Fiscal 2016: $Nil), and received net cash of $31,771,253 (Fiscal 2017: $6,000,671; Fiscal 2016: $Nil) from redemptions of such investments.

Stock Options and Warrants

At July 31, 2018, the Company had 14,911,625 stock options outstanding at a weighted-average exercise price of $1.41 per share and 30,923,489 share purchase warrants outstanding at a weighted-average exercise price of $1.97 per share. At July 31, 2018, outstanding stock options and warrants represented a total 45,835,114 shares issuable for gross proceeds of approximately $81,912,000 should these stock options and warrants be exercised in full. At July 31, 2018, outstanding in-the-money stock options and warrants represented a total 20,831,957 shares exercisable for gross proceeds of approximately $26,389,000 should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

For Fiscal 2019, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures and to remain in a state of operational readiness in anticipation of a recovery in uranium prices.  In terms of future growth, exploration and/or pre-extraction including permitting activities at the Burke Hollow Project are expected to continue.

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

At July 31, 2018, we complied with all of the covenants under the Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2019.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations - Principal	$20,000,000	$10,000,000	$10,000,000	$-	$-
Long-Term Debt Obligations - Interests and Fees	2,455,185	2,285,185	170,000	-	-
Asset Retirement Obligations	7,275,504	-	-	148,391	7,127,113
Operating Lease Obligations	619,201	235,400	383,801	-	-
Total	$30,349,890	$12,520,585	$10,553,801	$148,391	$7,127,113

At July 31, 2018, we were renting or leasing office premises in Texas and Wyoming, U.S., Vancouver, British Columbia, Canada, and Paraguay for total monthly payments of $21,114. Office lease agreements for the U.S. and Canada expire between March 2021 and July 2021.

Commitments for Management Services

At July 31, 2018, we were committed to paying our key executives a total of $706,000 per year for management services.

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

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management’s best estimate of the costs expected to be incurred for each project. Such estimates consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred and technology and industry standards.

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

On a quarterly basis we review changes in assumptions for asset retirement obligation estimates, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations and the corresponding assets. Revisions to the asset retirement obligations associated with fully depleted projects (with a carrying value of $Nil) are charged to the statement of operations.

Stock-based Compensation

We follow ASC 718: Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable fair value of the stock and the fair value of the service. We use the Black-Scholes option valuation model to determine the grant date fair value of stock option awards under ASC 718. The fair value is charged to earnings over the period in which the award was earned, depending on the terms and conditions of the award and the nature of the relationship between the recipient and the Company. For employees and management, the fair value is charged to earnings on an accelerated basis over the vesting period of the award. For consultants, the fair value is charged to earnings over the term of the service period, with unvested amounts revalued at each reporting period over the service period. Forfeitures are accounted for when they occur.

From time to time we issue shares of our common stock as compensation to our directors, officers and employees and for various consulting services. The fair values of the shares are measured using the closing price of the Company’s shares on the issuance date.

Accounting Developments

Other than as already disclosed under Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data, no recently adopted or recently issued accounting pronouncements are anticipated to have a material effect on our consolidated financial statements.

Subsequent Events

On October 3, 2018, we completed a public offering of units at a price of $1.60 per unit for gross proceeds of $20,180,878 pursuant to a prospectus supplement to the 2017 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant, with each whole warrant being exercisable at a price of $2.05 to purchase one share of the Company for 30 months from the date of issuance.

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

Uranium Price Risk

We are subject to market risk related to the market price of uranium. At July 31, 2018, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2018, are included in this Form 10-K beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets;
•	Consolidated Statements of Operations and Comprehensive Loss;
•	Consolidated Statements of Cash Flows;
•	Consolidated Statements of Stockholders’ Equity; and
•	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2018	April 30, 2018	January 31, 2018	October 31, 2017
Sales	$-	$-	$-	$-
Net loss	(4,770,335)	(4,146,646)	(4,353,813)	(4,555,840)
Total comprehensive loss	(4,652,380)	(4,146,394)	(4,354,060)	(4,555,457)
Basic and diluted loss per share	(0.03)	(0.03)	(0.03)	(0.03)
Total assets	89,611,309	88,958,320	92,046,979	94,523,947

	For the Quarters Ended
	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016
Sales	$-	$-	$-	$-
Net loss	(5,587,130)	(3,798,864)	(4,332,369)	(4,252,694)
Total comprehensive loss	(5,587,076)	(3,798,892)	(4,332,327)	(4,252,734)
Basic and diluted loss per share	(0.04)	(0.03)	(0.04)	(0.04)
Total assets	72,177,234	74,946,960	76,665,928	53,562,227

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DC&P”) (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. ICFR is a framework designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management has used the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (‘‘COSO 2013’’) in order to assess the effectiveness of the Company’s ICFR. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our ICFR was ineffective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate ICFR and DC&P as required by Sarbanes-Oxley (SOX) Section 404(a).

Due to its inherent limitations, ICFR may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of ICFR to future periods is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of July 31, 2018, management assessed the effectiveness of the Company’s ICFR based on the criteria set forth in COSO 2013. Based on that evaluation, Company management concluded that the Company has not maintained an effective ICFR as of July 31, 2018 because of the effect of a material weakness existed in a review control as described below. A material weakness is a deficiency, or combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis. The material weakness identified, which is described below, did not result in any identified misstatement or error in the Company’s consolidated financial statements as at and for the year ended July 31, 2018 and there were no changes in the Company’s previously released financial statements. The Company advises that, because of the material weakness, its ICFR was ineffective as of July 31, 2018 and will continue to be ineffective until the material weakness is remediated in future reporting periods.

Specifically, a control employed by the Company in its review and evaluation of certain assumptions employed in determining the recoverable amount of one of the Company’s mineral properties subject to impairment testing was not designed with proper review procedures. The inadequacy of review procedures designed to prevent or detect potential material errors in the Company’s financial information on a timely basis can potentially result in a material misstatement in financial statements related to impairment testing on long-lived assets. With the filing of this Annual Report the Company is now in the process of specifically remediating this material weakness in its designed review procedures so that it does not experience the same in connection with its next reporting period.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which attestation report which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

Part iii

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 10, 2018 are as follows:

Name	Age	Position with the Company
Amir Adnani	40	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	66	Chairman and a director
Ganpat Mani	71	A director
Ivan Obolensky	93	A director
Vincent Della Volpe	76	A director
David Kong	72	A director
Gloria Ballesta	42	A director
Pat Obara	62	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	56	Executive Vice President

The following describes the business experience of each of our directors, including other directorships held in reporting companies:

Amir Adnani. Amir Adnani is a founder of the Company and has served as our President, Chief Executive Officer and a director since January 2005. Under his leadership, we have moved from concept to initial extraction in the United States in five years and we have developed a pipeline of low-cost, near-term production projects.

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

Spencer Abraham. Spencer Abraham has served as Chairman (non-executive) of our Board since March 2017. Mr. Abraham served as Executive Chairman from October 2015 to March 2017 and as the Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, he developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries, and led the landmark nuclear nonproliferation HEU program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001.

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

Ivan Obolensky. Ivan Obolensky has served on our Board of Directors since April 2007. Mr. Obolensky has over 50 years of experience in investment banking as a supervisory financial analyst, with specific expertise in the defense, aerospace, oil and gas, nuclear power, metals and mining, publishing and high technology industries. Mr. Obolensky is a senior associate of the Scott Abraham Investment Group of Raymond James & Associates, Inc. He has also been a Senior Executive with investment research orientation of several investment banks, including Sterling Grace & Co., Jesup, Josephthal & Co., Dominick and Dominick, Inc., Middendorf Colgate, CB Richard Ellis Moseley Hallgarten and Wellington Shields & Co. LLC, from November 1990 to April 2014. Mr. Obolensky has tenure as the 24-year President of the Josephine Lawrence Hopkins Foundation. As a 33º Master Mason and a Past Grand Treasurer of the Grand Lodge of the State of New York, he has long served as Chairman of its “watchdog” Financial Oversight Committee for the Masonic Brotherhood Foundation. Professionally, Mr. Obolensky has made frequent appearances as a guest of CNBC, CNNfn and Bloomberg TV. Mr. Obolensky is also a pro-active board member of several financial/charitable organizations: The Children’s Cancer & Blood Foundation; The Bouverie Audubon Preserve of Glen Ellen California; The Police Athletic League of New York City; and General “Blackjack” Pershing’s Soldiers’, Sailors’, Marines’, and Airmen’s Club, where he is also Chairman and Chief Executive Officer. Mr. Obolensky is a graduate of Yale University, attended Law School at the University of Virginia and is a Lieutenant (Jg) US Naval Air Corps, USNR (Ret.). Mr. Obolensky was a factor in United States’ mid-1960’s vital nuclear switch-over to the highly efficient, secret and inexpensive gas centrifuge technology for the enrichment of uranium. Today, the Company is a part-beneficiary of these efforts.

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

David Kong. David Kong has served on our Board of Directors since January 2011 and serves as our lead independent director. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the TSX Venture Exchange (the “TSX-V”) since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the Toronto Stock Exchange (the “TSX”) and the NYSE American since November 2011, and as a director of GoldMining Inc., a public company listed on the TSX since October 2010.

Previously, Mr. Kong served as a director of New Era Minerals Inc., a public company listed on the TSX-V from June 2014 to April 2016, and as a director of Hana Mining Ltd., a formerly public company listed on the TSX-V from July 2010 to February 2013, when it was privatized.

Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation (CPA, CA) in British Columbia, Canada, in 1978, and his U.S. CPA (Illinois) designation in 2002. Mr. Kong was a partner at Ellis Foster, Chartered Accountants from 1981 to 2004, before merging with Ernst & Young LLP, Chartered Professional Accountants, in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

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

Gloria Ballesta. Gloria Ballesta has served on our Board of Directors since July 2018. Ms. Ballesta is the Chief Executive Officer of Content Mode SAS, a contact center based in Colombia, since January 2016, and serves as a director of GoldMining Inc., a public company listed on the TSX since August 2010. Ms. Ballesta has experience managing administrative and compliance procedures for spin-offs, take-overs and financings of various public companies. Ms. Ballesta holds an LLB (Hons.) from the CEU Cardenal Herrera University in Spain and a Master's degree in Marketing and Business Management from ESIC School of Business in Spain.

The Board of Directors has concluded that Ms. Ballesta should serve as a director given her significant international experience and experience serving as an independent director for other reporting companies.The following describes the business experience of each of the non-director executive officers of the Company:

Pat Obara. Pat Obara has served as our Secretary, Treasurer and Chief Financial Officer since October 2015, and served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara currently serves as the Chief Financial Officer and Secretary of GoldMining Inc., a public company listed on the TSX, and served as a director of GoldMining Inc. from September 2009 to May 2018. Mr. Obara holds a degree in Building Technology, Land and Construction Economics from the British Columbia Institute of Technology.

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 35-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in making nuclear power a clean, affordable and reliable source of energy to meet the world’s ever expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. He is also Vice President Commercial of Uranium Participation Corporation, managing a publicly traded fund which allows investors to buy and hold physical uranium. Additionally, Mr. Melbye serves as an Advisor to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it relates to marketing and sales. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded the company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time the company was publicly traded on the TSX. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code”) that applies to all directors and officers. The Code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

A copy of our Code can be viewed on our website at: http://www.uraniumenergy.com.

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

Board Diversity

The Board of Directors has adopted a written diversity policy (the “Diversity Policy”) that sets out the Company’s approach to diversity, including gender, on the Board of Directors and among the executive officers of the Company.  The Corporate Governance and Nominating Committee and the Board of Directors aim to attract and maintain directors and an executive team that have an appropriate mix of diversity, skill and expertise.

Pursuant to the Diversity Policy, all Board of Directors and executive officer appointments will be based on merit, and the skill and contribution that the candidate is expected to bring to the Board of Directors and the executive team, with due consideration given to the benefits of diversity. Pursuant to the Diversity Policy, when considering the composition of, and individuals to nominate or hire to, the Board of Directors and the executive team, the Corporate Governance and Nominating Committee and the Board of Directors, as applicable, shall consider diversity from a number of aspects including, but not limited to, gender, age, ethnicity and cultural diversity.  In addition, when assessing and identifying potential new members to join the Board of Directors or the executive team, the Corporate Governance and Nominating Committee and the Board of Directors, as applicable, considers the current level of diversity on the Board of Directors and the executive team.

The Corporate Governance and Nominating Committee and the Board of Directors are responsible for developing measurable objectives to implement the Diversity Policy and to measure its effectiveness.  The Corporate Governance and Nominating Committee meets annually, or otherwise as applicable, to consider whether to set targets based on diversity for the appointment of individuals to the Board of Directors or the executive team, recognizing that, notwithstanding any targets set in any given year, the selection of diverse candidates will depend on the pool of available candidates with the necessary skills, knowledge and experience.

As at the date of this Annual Report, there is one female director and no female members of the executive team.  At their 2018 meeting, the Corporate Governance and Nominating Committee recommended to increase the diversity of the Board of Directors. Accordingly, the Board of Directors nominated one female for election as a director at the 2018 annual meeting of stockholders. The Board of Directors believes that diversity will increase the effectiveness of the Board of Directors and the long-term performance of the Company.

The Corporate Governance and Nominating Committee has performed a review of the experience, qualifications, attributes and skills of our Company’s current directors and believes that our Company’s current directors possess a variety of complementary skills and characteristics, including the following:

•	personal characteristics, including leadership, character, integrity, accountability, sound business judgment and personal reputation;
•	successful business or professional experience;
•	various areas of expertise or experience, including financial, strategic and general management;
•	willingness and ability to commit the necessary time to fully discharge the responsibilities of a director in connection with the affairs of the Company;
•	a demonstrated commitment to the success of the Company; and
•	diverse perspectives, qualifications and knowledge.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2018 within two business days as required by the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our Board of Directors has established a Compensation Committee that operates under a written Charter approved by the Board of Directors. The Compensation Committee is comprised of Vincent Della Volpe, Ivan Obolensky and David Kong. Mr. Della Volpe is the Chairman of the Compensation Committee. All of the members of the Compensation Committee qualify as independent directors under the listing standards of the NYSE American. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The independence of the Compensation Committee members is re-assessed regularly by the Company.

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

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2018 the Compensation Committee retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2018 included:

•	compensation philosophy validation;
•	peer group review;
•	executive compensation review for the Chief Executive Officer, Chief Financial Officer and Executive Vice President;
•	short-term incentive plan metric review of peer group;
•	long-term incentive plan review of peer group;
•	share ownership guideline analysis of peer group; and
•	non-management director compensation review.

Fees for GGA’s services for our last two years were $18,289 for year ended July 31, 2017 and $27,228 for year ended July 31, 2018.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

In Fiscal 2018, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and non-management director total compensation plans.

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

Benchmarking Compensation and Peer Groups

In Fiscal 2018 the Compensation Committee commissioned a peer group review from GAA in order to address changes in the external market and to ensure that the Company continued to benchmark executive compensation with an appropriate market. The Compensation Committee reviewed the relevance of the peer groups used in prior years to evaluate executive compensation. The Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided them, established a new peer group to better reflect the Company’s current business. The Company joined the Russell 3000 index in 2017, however, it is still pre-revenue. To account for the current strategy and size as well as to reflect being listed on the Russell 3000 index, the Company’s Compensation Committee considered two peer groups in the GGA Recommendations that helped formulate its final decisions. The primary peer group (the “Primary Peer Group”) was developed by focusing on oil, gas and consumable fuel industry organizations that operate primarily in North America and are of similar size ranging between 0.4 times and four times the Company’s market cap. The Company’s market cap was positioned at the median at the time of GGA’s Recommendations. The Primary Peer Group was also qualified based on asset size and revenue, however, revenue was used on a look-forward basis to factor in the Company’s overall strategy. The secondary peer group (the “Secondary Peer Group”) consisted of companies operating in the oil, gas and consumable fuels industry with a market cap ranging between 0.5 times and two and one-half times the Company’s at the time of the GGA Recommendations (i.e., <$500 million market cap). Similar to the methodology followed in the Primary Peer Group developed, asset size and revenue were also considered. The Primary Peer Group was used by the Compensation Committee to establish the compensation levels for the Company’s executives and its Board of Directors. The Secondary Peer Group was used to analyze pay practices and additional market trends existing among Russel 3000 index listed companies.

Primary Peer Group

Abraxas Petroleum Corporation	Comstock Resources Inc.	Fission Uranium Corp.	NexGen Energy Ltd.
Adams Resources & Energy Inc.	Denison Mines Corp.	Gastar Exploration Inc.	Polymet Mining Corp.
Approach Resources Inc.	Energy Fuels Inc.	Hallador Energy Company	Silvercorp Metals Inc.
Cloud Peak Energy Inc.	Evolution Petroleum Corporation	Isramco Inc.	UR-Energy Inc.

Secondary Peer Group (Russel 3000 Index Listed)

Abraxas Petroleum Corporation	Earthstone Energy Inc.	Hallador Energy Company	NACCO Industries Inc.
Approach Resources Inc.	Eclipse Resources Corporation	Isramco Inc.	Overseas Shipholding Group Inc.
Clean Energy Fuels Corp.	Evolution Petroleum Corporation	Lilis Energy Inc.	Panhandle Oil & Gas Inc.
Dorian LPG Ltd.	Gastar Exploration Inc.	Midstates Petroleum Company Inc.	REX American Resources Corporation
SilverBow Resources Inc.

In comparison to the Company’s 2017 primary peer group, due to market cap levels falling dramatically below the Company’s size, the following companies were removed:

Mid-Con Energy Partners LP	VAALCO Energy Inc.	Westmoreland Coal Company	Westwater Resources Inc. (formerly Uranium Resources Inc.)

In Fiscal 2018, with the GGA Recommendations put forth, our compensation philosophy aimed to align both our executive and Board of Director compensation around the median of the Primary Peer Group.

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base salary, short-term incentive awards; and long-term incentive equity compensation.

Base Salary

Base salary is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base salary is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

In Fiscal 2018, due to prevailing market conditions, the Compensation Committee maintained an overall decrease in base salary compensation for the Company’s executive officers. Effective from May 1, 2016, compensation was reduced by 10% on a non-accrued basis, of which a portion of compensation was paid in shares of common stock of our Company. The decrease in compensation continues in effect for the Company’s executive officers as of the date of this Annual Report.

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

As of the end of Fiscal 2014, with the recommendations put forth by GGA, the Compensation Committee established guidelines for the amount of annual incentive awards payable to the executives as a percentage of an executive’s base salary for specific performance targets and levels achieved. The Compensation Committee determined that no incentive compensation would be payable for performance falling below minimum performance levels. The Compensation Committee determined that maximum incentive compensation equivalent to 200% of an executive’s base salary could be payable for superior performance across all performance levels. The Compensation Committee considered the Company’s overall business and strategic plan, operating activities, financing activities and prevailing market conditions to establish performance targets and levels.

In Fiscal 2018 short-term incentive awards were paid for performance meeting or exceeding target performance levels. Accordingly, the Compensation Committee reapproved the following guidelines for the opportunity of incentive awards to the executives, based on a selection of financial, operating and individual objectives:

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

In Fiscal 2018 short-term incentive awards were paid to the executive officers for performance meeting or exceeding target performance levels, in the form of cash bonuses and stock awards as more particularly described in the “Summary Compensation Table” below. The stock awards were issued to the executive officers in lieu of cash compensation to reduce cash outlays.

Long-Term Incentive (Equity)

The Company’s long-term incentive program provides for the granting of stock options to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares the long-term incentive program to that of comparable companies within our industry and evaluates such factors as the number of options available under its 2018 Plan and the number of options outstanding relative to the number of shares outstanding. The Company has historically sought to award stock options on a competitive basis based on a comparison with comparable companies.

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of options. The Board of Directors fixes the exercise price of stock options at the time of the grant at the NYSE American closing price of our shares of common stock.

In Fiscal 2018, the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Peer Group and Russell index companies. The Compensation Committee determined that stock options were the most appropriate form of long-term equity incentive to grant in Fiscal 2018 due to market practice and financial constraints.

In Fiscal 2018 long-term equity incentive plan awards were awarded to the executive officers in the form of stock options as more particularly described in the “Grants of Plan Based Awards” table below. The stock options vest over 24 months.

In Fiscal 2018 the Compensation Committee undertook a comprehensive review of the Company’s long-term incentive plan. The Compensation Committee considered the advice of GGA and the recommendations issued by leading independent proxy advisors to enhance governance practices within its long-term incentive plan. The Compensation Committee recommended modifications to the Company’s long-term incentive plan and on May 30, 2018, our Board of Directors adopted the Company’s 2018 Plan. On July 19, 2018 our shareholders ratified the 2018 Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2018:

		Cash Bonus	Stock Awards	Stock Options	At-Risk Pay
Name and Principal Position	Base Salary	(STIP)	(STIP)	(LTIP)	(LTIP)
Amir Adnani
President and Chief Executive Officer	29%	25%	25%	21%	71%

Pat Obara
Secretary, Treasurer and Chief Financial Officer	32%	16%	31%	21%	68%

Scott Melbye
Executive Vice President	54%	14%	17%	15%	46%

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

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. When reviewing the executive’s performance for Fiscal 2018, the Compensation Committee took into consideration both individual and corporate performance levels. The executive performance targets for Fiscal 2018 were as follows:

		STIP Awarded to CEO
Performance Targets (“PT”)	Weight	Total Awarded	STIP Awarded in Cash	STIP Awarded in Shares
1. Establish and carry-out a strategic plan to adapt to the existing uranium market and position the Company for a turnaround in uranium prices	27%	$182,682	$91,800	$90,882
2. Expansion of the project portfolio	27%	$182,682	$91,800	$90,882
3. Grow and de-risk our low-cost ISR portfolio in Texas and Wyoming	26%	$175,916	$88,400	$87,516
4. Advancement of the Company’s projects including permitting	10%	$67,660	$34,000	$33,660
5. Maximize the value of our Alto Paraná titanium project	10%	$67,660	$34,000	$33,660
Totals	100%	$676,600	$340,000	$336,600

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

•	we completed the acquisition of the large, fully permitted, construction-ready Reno Creek Project in the Powder River Basin, Wyoming, on August 9, 2017, pursuant to a Share Purchase Agreement dated May 9, 2017, as amended;

•	we completed the acquisition of the advanced-stage North Reno Creek Project located adjacent to and within our Reno Creek Project permitted boundary in the Powder River Basin, Wyoming, on May 1, 2018, pursuant to a Purchase Agreement dated November 1, 2017, as amended;

•	we completed the acquisition of the Diabase Project and gained a foothold in the Athabasca Basin, Saskatchewan, Canada, on February 7, 2018, pursuant to a Purchase Agreement dated January 31, 2018, as amended. Historical work on the project includes 67 diamond drill holes, regional electromagnetic, magnetic and gravity geophysical surveys and surficial geochemistry;

•	we completed a NI 43-101 resource estimate for our Alto Paraná Titanium Project in Paraguay dated August 11, 2017, positioning Alto Paraná as a high-grade and undeveloped Ferro-Titanium deposit. We exercised our option to acquire 100% of the project on July 10, 2017, pursuant to a Share Purchase and Option Agreement dated March 4, 2016, as amended, and we will seek to monetize the asset to the benefit of shareholders while maintaining our focus and priority on our core uranium business;

•	we completed a NI 43-101 resource estimate for the Burke Hollow Project in Texas dated December 18, 2017. Several miles of lightly explored, mineralized trends remain to be developed after our 132-hole drill campaign totaling 58,020 feet was completed during Fiscal 2018 and Fiscal 2017; and

•	the Company’s shares were retained on the Russell 3000 and related growth and value style indexes.

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

Pat Obara, Secretary, Treasurer and Chief Financial Officer

The Company appointed Pat Obara as Secretary, Treasurer and Chief Financial Officer of the Company effective October 29, 2015, as ratified on June 6, 2016. Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara is retained according to a consulting services agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Obara is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Obara’s expertise to the Company.

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

Clawback Policy

We adopted a clawback policy as an additional safeguard to mitigate compensation risks (the “Clawback Policy”). The Clawback Policy applies to all cash and equity incentive compensation and provides that the Board of Directors may seek reimbursement for compensation awarded to an executive in situations where: (i) payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of the Company’s financial statements filed with any securities regulatory authority; (ii) the executive engaged in gross negligence, intentional misconduct or fraud that caused, or partially caused, the need for a restatement; or (iii) the incentive compensation would have been lower had the financial results been properly reported. Our Clawback Policy is available on the Company’s website at http://www.uraniumenergy.com.

Anti-Hedging and Anti-Pledging Policy

We adopted an anti-hedging and anti-pledging policy (the “Anti-Hedging and Anti-Pledging Policy”). The Anti-Hedging and Anti-Pledging Policy provides that, unless otherwise previously approved by our Corporate Governance and Nominating Committee, no director, officer or employee of the Company or its subsidiaries or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with the Company, may, at any time: (i) purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of the Company’s debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company; or (ii) purchase Company securities on a margin or otherwise pledge Company securities as collateral for a loan. Any violation of our Anti-Hedging and Anti-Pledging Policy will be regarded as a serious offence. Our Anti-Hedging and Anti-Pledging Policy is available on the Company’s website at http://www.uraniumenergy.com.

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

As of the date of this Annual Report, Mr. Adnani’s ownership exceeds 11 times his current base salary. Among our executive officers, ownership exceeds, on average, three times their current base salary. Our Stock Ownership Guidelines are available on the Company’s website at http://www.uraniumenergy.com.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2018 annual meeting of stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 90% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2018 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2018 there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by the independent directors Vincent Della Volpe, Ivan Obolensky and David Kong, who comprise our Compensation Committee:

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended July 31, 2018, 2017 and 2016 (each a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Options Awards (3)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani	2018	$396,576	$340,000	$336,600	$273,600	(5)	$-	$-	$-	$1,346,776
President and Chief Executive Officer	2017	344,624	260,000	307,000	104,610		-	-	-	1,016,234
	2016	342,100	-	167,550	147,431		-	-	-	657,081

Spencer Abraham (6)	2018	-	-	-	-		-	-	-	-
Chairman of the Board	2017	78,000	15,000	63,000	68,082		-	-	-	224,082
	2016	81,792	-	9,750	563,195	(4)	-	-	-	654,737

Pat Obara (7)	2018	103,213	50,000	99,436	68,400	(5)	-	-	-	321,049
Secretary, Treasurer	2017	100,488	35,000	77,302	50,720		-	-	-	263,510
and Chief Financial Officer	2016	69,070	-	74,232	43,246		-	-	-	186,548

Scott Melbye (8)	2018	188,512	50,000	61,307	51,300	(5)	-	-	-	351,119
Executive Vice President	2017	188,063	30,000	108,533	70,874		-	-	-	397,470
	2016	223,772	-	7,237	145,902	(4)	-	-	-	376,912

Mark Katsumata (9)	2018	-	-	-	-		-	-	-	-
Former Secretary, Treasurer	2017	-	-	-	-		-	-	-	-
and Chief Financial Officer	2016	54,733	-	3,360	-		-	-	-	58,093

Notes:
(1)	These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.
(2)	These amounts represent the fair value of the shares at the date of issuance.
(3)	These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on July 25, 2018: exercise price: $1.53; expected risk free interest rate: 2.73%; expected annual volatility: 63.31%; expected life in years: 3.1; expected annual dividend yield: $Nil; and Black Scholes value: $0.684.
(4)	These amounts include (i) stock options granted to Messrs. Abraham and Melbye on August 2, 2016; and (ii) stock options granted to the Named Executive Officers approved by our Compensation Committee and Board of Directors on August 22, 2017 and having an effective grant date on July 31, 2017.
(5)	Stock options granted to the Named Executive Officers approved by our Compensation Committee and Board of Directors and having an effective grant date of July 25, 2018.
(6)	Mr. Abraham was appointed as Chairman (non-executive) of our Board of Directors effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. For Fiscal 2017 and Fiscal 2016, information for Mr. Abraham in his role as Executive Chairman is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(7)	Mr. Obara was appointed as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company pays Mr. Obara in Canadian currency. For the purpose of reporting the salary paid to Mr. Obara the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.
(8)	Mr. Melbye was appointed as Executive Vice President effective September 8, 2014.
(9)	Mr. Katsumata resigned as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company paid Mr. Katsumata in Canadian currency. For the purpose of reporting the salary paid to Mr. Katsumata the salary was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2018, as follows:

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Amir Adnani	July 25, 2018	-	-	-	220,000	400,000	$1.53	$610,200	(1)
President and Chief Executive Officer

Pat Obara	July 25, 2018	-	-	-	66,227	100,000	$1.53	$167,836	(2)
Secretary, Treasurer and Chief Financial Officer

Scott Melbye	July 25, 2018	-	-	-	42,601	75,000	$1.53	$112,607	(3)
Executive Vice President

Notes:

(1)	Consists of: (i) stock awards with a fair value of $336,600; and (ii) option awards with a fair value of $273,600.
(2)	Consists of: (i) stock awards with a fair value of $99,436; and (ii) option awards with a fair value of $68,400.
(3)	Consists of: (i) stock awards with a fair value of $61,307; and (ii) option awards with a fair value of $51,300.

Outstanding Equity Awards

The following table sets forth information as at Fiscal 2018, relating to options that have been granted to the Named Executive Officers:

	Option Awards					Stock Awards
Name(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested
Amir Adnani	1,500,000	-	-	$1.32	September 3, 2019	-	$-	$-	$-
President	300,000	-	-	0.93	July 28, 2021	-	-	-	-
and Chief Executive Officer	41,250	123,750	-	1.28	August 22, 2022	-	-	-	-
	-	400,000	-	1.53	July 25, 2023	-	-	-	-
						-	-	-	-
Pat Obara	400,000	-	-	1.32	September 3, 2019	-	-	-	-
Secretary, Treasurer and	88,000	-	-	0.93	July 28, 2021	-	-	-	-
Chief Financial Officer	20,000	60,000	-	1.28	August 22, 2022	-	-	-	-
	-	100,000	-	1.53	July 25, 2023	-	-	-	-

Scott Melbye	300,000	-	-	1.32	September 3, 2019	-	-	-	-
Executive Vice President	300,000	-	-	0.98	January 12, 2021	-	-	-	-
	60,000	-		0.93	August 2, 2021	-	-	-	-
	16,250	48,750	-	1.28	August 22, 2022	-	-	-	-
	-	75,000	-	1.53	July 25, 2023	-	-	-	-

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercised and stock awards vested for the Named Executive Officers for Fiscal 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Amir Adnani, President and Chief Executive Officer	250,000	$217,500	N/A	N/A
Pat Obara, Secretary, Treasurer and Chief Financial Officer	125,000	140,500	N/A	N/A
Scott Melbye, Executive Vice President	Nil	N/A	N/A	N/A

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

Director Compensation

Directors receive cash compensation for their services as such, as well as options. The number of stock options granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry. In Fiscal 2018 stock options were awarded to the directors. The stock options vest over 24 months.

In Fiscal 2018, due to prevailing market conditions, the Compensation Committee maintained an overall decrease in compensation for the Company’s directors. Effective from May 1, 2016, director fees were reduced by 10% on a non-accrued basis, of which a portion of fees was paid in shares of common stock of our Company. The decrease in compensation continues in effect for the Company’s directors as of the date of this Annual Report.

In Fiscal 2018 cash bonuses and stock awards were paid to the directors. The stock awards were issued to the directors in lieu of cash compensation to reduce cash outlays.

The following table sets forth information relating to compensation paid to our directors for Fiscal 2018:

Name (1)	Fees Earned Or Paid In Cash	Cash Bonus	Stock Awards (2)	Options Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Spencer Abraham (4)	$90,000	$20,000	63,360	$30,780	$-	$-	$-	$204,140
David Kong	11,776	8,000	41,951	27,360	-	-	-	89,087
Ganpat Mani	12,000	8,000	28,950	27,360	-	-	-	76,310
Gloria Ballesta (5)	-	-	-	68,400	-	-	-	68,400
Ivan Obolensky	12,000	8,000	33,950	27,360	-	-	-	81,310
Vincent Della Volpe	12,000	8,000	36,950	27,360	-	-	-	84,310

Notes:

(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)	These amounts represent the fair value of the shares at the date of issuance. The stock awards were issued in lieu of cash compensation to reduce cash outlays.
(3)	These amounts include stock options granted to the directors approved and granted by our Compensation Committee and Board of Directors on July 25, 2018. The following assumptions were used to value the stock options: exercise price: $1.53; risk free interest rate: 2.73%; expected annual volatility: 63.31%; expected life in years: 3.10; expected annual dividend yield: Nil; and Black Scholes value: $0.641.
(4)	Mr. Abraham was appointed as Chairman (non-executive) of our Board of Directors effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. For Fiscal 2018, information for Mr. Abraham in his position as Chairman including stock options and stock awards are disclosed above.
(5)	Gloria Ballesta was elected as a director of our Company effective July 19, 2018.

As of July 31, 2018, our directors held stock options to acquire an aggregate of 4,985,000 shares of our common stock as follows: Spencer Abraham: 1,270,000 stock options; Amir Adnani: 2,365,000 stock options; Ivan Obolensky: 325,000 stock options; Vincent Della Volpe: 315,000 stock options; David Kong: 325,000 stock options; Ganpat Mani: 225,000 stock options; and Gloria Ballesta: 160,000 stock options.

Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017, and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company and is compensated at a rate of $10,833 per month, paid in monthly installments and $20,000 per year, paid in quarterly installments for his services as a director of the Company.

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

David Kong, Ivan Obolensky, Vincent Della Volpe, Ganpat Mani and Gloria Ballesta are independent directors of the Company. Mr. Kong serves as the Company’s lead independent director and as Chairman of the Company’s Audit Committee. Mr. Della Volpe serves as Chairman of each of the Company’s Compensation Committee and Corporate Governance and Nominating Committee. The independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees as follows:

•	David Kong (CA$25,000 per year);
•	Ivan Obolensky ($20,000 per year);
•	Vincent Della Volpe ($20,000 per year);
•	Ganpat Mani ($20,000 per year); and
•	Gloria Ballesta (CA$20,000 per year).

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairmanship fees or meeting attendance fees above and beyond such annual retainer fees for Fiscal 2018.

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

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2018, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our Chief Executive Officer) was $72,360; and

•	the annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table included elsewhere in this Annual Report, was $1,346,776.

Based on this information, for Fiscal 2018 the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees was approximately 19 to 1.

We believe our CEO Pay Ratio for Fiscal 2018 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short- and long-term corporate performance. The ratio of our CEO’s salary to the salary of our median employee was approximately 19 to 1 because the fixed portion of our CEO’s compensation was set below the 50th percentile of his position per the review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards him a mix of compensation with a higher variable component (i.e., annual company bonus and stock option awards) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing him with greater incentive to increase shareholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

•	we selected July 31, 2018 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;

•	we determined that, as of July 31, 2018, our employee population consisted of approximately 43 individuals working for us and our consolidated subsidiaries, with approximately 63% of these individuals located in the U.S., 25% in Canada and 12% in Paraguay. This population consisted of our full-time, part-time and temporary employees. We do not have seasonal employees;

•	to identify the median employee from our employee population, we examined the annual base salary and annual bonus target for Fiscal 2018 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2018. We believe these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

•	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2018;

•	no adjustments were made for cost-of-living differences;

•	an average exchange rate for U.S. dollar for Fiscal 2018 was applied to compensation reported in a foreign currency; and

•	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $4,148,511. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table included in this proxy statement under the heading “Executive Compensation”.

The CEO Pay Ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

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

Pursuant to the terms and provisions of the Adnani Agreement: (a) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (b) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Adnani Corp. was reduced by 10% on a non-accrued basis, from its original and stated amount to $30,600, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time.

If the Company elects to not renew the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a severance package to Adnani Corp. as follows: (a) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term effective from July 23, 2009 and any renewal period during which the Adnani Agreement was in force and effect and during which Adnani Corp. rendered services thereunder, together with a cash payment equating to Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Adnani Corp. to the effective termination date, payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Adnani to the effective termination date and payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Vacation Pay”); (d) subject to applicable provisions of the Adnani Agreement and the Company’s Stock Incentive Plan, all of Adnani Corp.’s and Mr. Adnani’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of two years from the effective termination date (the “Adnani Options Extension”); and (e) confirmation that all of Adnani Corp.’s and Mr. Adnani’s then benefits coverage would be extended to Mr. Adnani for a period ending two years from the effective termination date (the “Adnani Benefits Extension”).

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

Pursuant to the Abraham Agreement: (a) Mr. Abraham was appointed as Chairman of our Board of Directors and shall provide duties to us commensurate with his position; (b) we shall pay to Mr. Abraham a monthly fee of $10,833; and (c) we shall pay to Mr. Abraham an annual fee of $20,000 in connection with his tenure as a director of our Company.

In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016: (a) the monthly fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original and stated amount to $9,750, of which a portion was paid in shares of common stock in lieu of cash; and (b) the annual fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original amount to $18,000, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time.

Melbye Executive Employment Agreement

On December 15, 2014, our Board of Directors approved the entering into of an executive services agreement with Scott Melbye, as amended by a letter agreement, dated for reference effective as at May 1, 2016, with an initial term commencing retroactively on September 1, 2014 and expiring on February 28, 2017 (collectively, the “Melbye Agreement”).

The Melbye Agreement is subject to automatic renewal on a one-month to one-month term renewal basis unless either the Company or Mr. Melbye provides written notice not to renew the Melbye Agreement no later than 30 calendar days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Melbye Agreement: (a) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (b) we shall pay to Mr. Melbye a monthly fee of $20,833. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Mr. Melbye was reduced by 10% on a non-accrued basis, from its original and stated amount to $18,750. Effective from June 1, 2016, a portion of monthly fees were paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time.

If the Company elects to not renew the Melbye Agreement, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the Melbye Agreement, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (a) a cash payment equating to any outstanding fees and bonuses which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Fees and Bonuses”); (b) any expense payment reimbursements which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Vacation Pay”); (d) subject to applicable provisions of the Melbye Agreement and the Company’s Stock Incentive Plan, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of 90 calendar days from the effective termination date (the “Melbye Options Extension”); and (e) confirmation that all of Mr. Melbye’s then benefits coverage would be extended to Mr. Melbye for a period ending 90 calendar days from the effective termination date (the “Melbye Benefits Extension”).

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

Pursuant to the terms and provisions of the Obara Agreement: (a) through Obara Ltd., Pat Obara provides various consulting services to the Company which are in addition to his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer of the Company; and (b) we shall pay to Obara Ltd. a monthly fee of CAN$13,750. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Obara Ltd. was reduced by 10% on a non-accrued basis, from its original and stated amount to CAN$12,375, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time.

If the Company elects to not renew the Obara Agreement or any party elects to terminate the Obara Agreement, Obara Ltd.’s obligation to provide the services to the Company will continue only until the effective termination date and the Company shall be obligated to provide to Obara Ltd.: (a) any fees which would then be due and owing by the Company to Obara Ltd. to the effective termination date; (b) any expense payment reimbursements which would then be due and owing by the Company to Obara Ltd. to the effective termination date (the “Obara Outstanding Expense Reimbursements”); (c) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Obara to the effective termination date (the “Obara Outstanding Vacation Pay”); (d) subject to applicable provisions of the Obara Agreement and the Company’s Stock Incentive Plan, the vested portion of all Obara Ltd.’s and Mr. Obara’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall continue to be exercisable for a period of 90 calendar days following the effective termination date (the “Obara Options”); and (e) confirmation that all of Mr. Obara’s then benefits coverage would be covered until the effective termination date (the “Obara Benefits”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2018, by:

•	each person who is known by us to beneficially own more than 5% of our shares of common stock; and
•	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 176,123,390 shares of common stock outstanding as of October 10, 2018.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following October 10, 2018, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Amir Adnani 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	4,586,654	(2)	2.8%
Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	1,324,828	(3)	*
Ivan Obolensky 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	403,835	(4)	*
Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	407,641	(5)	*
David Kong 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	347,473	(6)	*
Ganpat Mani 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	244,597	(7)	*
Gloria Ballesta 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	72,500	(8)	*
Pat Obara 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	880,562	(9)	*
Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	924,639	(10)	*
All directors and executive officers as a group (9 persons)	9,192,729	(11)	5.1%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Major Shareholders:
Pacific Road Capital Management G.P. Limited 190 Elgin Avenue George Town, Grand Cayman KY1-9007 Cayman Islands	22,913,714(	(12)	11.1%
BlackRock, Inc. 55 East 52nd Street New York, NY, U.S.A., 10055	9,577,839		5.4%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of October 10, 2018, there were 176,123,390 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 2,651,154 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 1,932,500 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(3)	This figure represents (i) 116,703 shares of common stock and (ii) stock options to purchase 1,208,125 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(4)	This figure represents (i) 131,335 shares of common stock and (ii) stock options to purchase 272,500 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(5)	This figure represents (i) 145,141 shares of common stock and (ii) stock options to purchase 262,500 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(6)	This figure represents (i) 67,973 shares of common stock, (ii) 7,000 shares of common stock held of record by Mr. Kong’s wife and (iii) stock options to purchase 272,500 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(7)	This figure represents (i) 72,097 shares of common stock and (ii) stock options to purchase 172,500 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(8)	This figure represents stock options to purchase 72,500 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(9)	This figure represents (i) 340,062 shares of common stock and (ii) stock options to purchase 540,500 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(10)	This figure represents (i) 222,764 shares of common stock and (ii) stock options to purchase 701,875 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.
(11)	This figure represents (i) 3,757,229 shares of common stock and (ii) stock options to purchase 5,435,500 shares of our common stock.
(12)	This information is based on each of an Early Warning Report (the “EWR”) filed on The System for Electronic Disclosure by Insiders in Canada by each of the Pacific Road Funds (as herein defined) by the Chief Financial Officer of each of the Pacific Road Funds and the trustee of the RCUT (as herein defined), Adrian Martin, on September 24, 2018, together with a Schedule 13G (the “Schedule 13G”) filed with the SEC by Pacific Road Capital Management G.P. Limited (“Pacific Road GP”) on August 18, 2017 on behalf of the Pacific Road Funds. This figure represents, as set forth in the EWR: (i) an aggregate of 11,913,714 shares of common stock held collectively by Pacific Road Resources Reno Creek Cayco 1 Ltd. (“Cayco 1”), Pacific Road Resources Reno Creek Cayco 2 Ltd. (“Cayco 2”), Pacific Road Resources Reno Creek Cayco 3 Ltd. (“Cayco 3”), Pacific Road Resources Reno Creek Cayco 4 Ltd. (“Cayco 4”) and Reno Creek Unit Trust (“RCUT”; and with Cayco 1, Cayco 2, Cayco 3 and Cayco being, collectively, the “Pacific Road Funds”); (ii) 2,578,005 shares of common stock issuable to Cayco 1 upon exercise of an outstanding warrant that is exercisable within 60 days; (iii) 2,578,005 shares of common stock issuable to Cayco 2 upon exercise of an outstanding warrant that is exercisable within 60 days; (iv) 2,148,337 shares of common stock issuable to Cayco 3 upon exercise of an outstanding warrant that is exercisable within 60 days; (v) 1,511,054 shares of common stock issuable to Cayco 4 upon exercise of an outstanding warrant that is exercisable within 60 days; and (vi) 2,184,599 shares of common stock issuable to RCUT upon exercise of an outstanding warrant that is exercisable within 60 days. As set out in the Schedule 13G, Pacific Road GP disclaims beneficial ownership of such shares of common stock, however, the EWR makes no such statement. As further set out in each of the EWR and the Schedule 13G, Pacific Road GP, together with the Pacific Road Funds and the other signatories to the share purchase agreement with the Company dated May 9, 2017, as amended August 7, 2017, may be deemed to constitute a “group” with one another for purposes of Section 13(d)(3) of the Exchange Act by virtue of having acted together in negotiating the sale of the Reno Creek Project and Reno Creek Holdings Inc. to the Company.

(13)	This information is based on a Schedule 13F filed with the SEC by Black Rock, Inc. on August 9, 2018.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2018, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which related persons had or will have a direct or indirect material interest.

During Fiscal 2018, we incurred $148,801 in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company. During Fiscal 2018, we issued 104,706 shares with a fair value of $141,678 as settlement of amounts owed to Blender.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that Ivan Obolensky, Vincent Della Volpe, David Kong, Ganpat Mani and Gloria Ballesta each qualify as independent directors under the listing standards of the NYSE American.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2018 and 2017. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2018	Year Ended July 31, 2017
Audit Fees	$264,800	$248,014
Audit Related Fees	-	-
Tax Fees	40,250	39,250
Total	$305,050	$287,264

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2018.

Part iv

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit

2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including the Concentric Disclosure Schedule pursuant thereto (15)

2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated July 5, 2011. (17)

2.3	Share Purchase Agreement between Pacific Road Capital A Pty Ltd., Pacific Road Capital B Pty Ltd., Pacific Road Holdings S.à.r.l and Uranium Energy Corp., dated May 9, 2017 (43)

2.4	Amending Agreement between Uranium Energy Corp., Bayswater Holdings Inc., Pacific Road Resources Reno Creek Cayco 1 Ltd., Pacific Road Resources Reno Creek Cayco 2 Ltd., Pacific Road Resources Reno Creek Cayco 3 Ltd., Pacific Road Resources Reno Creek Cayco 4 Ltd. and Reno Creek Unit Trust, dated August 7, 2017 (44)

2.5	Purchase Agreement between Uranerz Energy Corporation and Uranium Energy Corp., dated November 1, 2017 (47)

3.1	Articles of Incorporation, as amended (1)

3.1.1	Certificate of Amendment to Articles of Incorporation (2)

3.2	Bylaws, as amended (30)

4.1	Form of Indenture (27)

4.2	Form of Indenture (40)

10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)

10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)

10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)

10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)

10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)

10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)

10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)

10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)

10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)

10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)

10.11	2009 Stock Incentive Plan (10)

10.12	Uranium Mining Lease dated October 6, 2004 (11)

10.13	Uranium Mining Lease dated August 24, 2005 (11)

10.14	Uranium Mining Lease dated August 24, 2005 (11)

10.15	Uranium Mining Lease dated October 6, 2004 (11)

10.16	Uranium Mining Lease dated December 19, 2005 (11)

10.17	Uranium Mining Lease dated April 9, 2007 (11)

10.18	Plant Site Surface Lease dated May 30, 2007 (30)

10.19	Uranium Mining Lease dated September 1, 2005 (30)

10.20	Uranium Mining Lease dated January 14, 2005 (30)

10.21	Uranium Mining Lease dated March 24, 2005 (30)

10.22	Uranium Mining Lease dated February 15, 2006 (30)

10.23	Uranium Mining Lease dated May 24, 2008 (30)

10.24	Uranium Mining Lease dated February 20, 2012 (30)

10.25	Uranium Mining Lease dated May 15, 2009 (30)

10.26	Uranium Mining Lease dated February 21, 2012 (30)

10.27	State Mining Lease dated July 6, 2011 (30)

10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)

10.29	2009 Stock Incentive Plan, as amended on May 25, 2010(13)

10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)

10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)

10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated October 25, 2011(18)

10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. dated November 7, 2011(19)

10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated February 28, 2012(20)

10.35	Credit Agreement dated as of July 30, 2013 (21)

10.36	Form of Indemnification Agreement (22)

10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)

10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)

10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)

10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)

10.41	2013 Stock Incentive Plan (25)

10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)

10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)

10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)

10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)

10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)

10.47	2014 Stock Incentive Plan (31)

10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)

10.49	2015 Stock Incentive Plan (33)

10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)

10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)

10.52	Form of Warrant (34)

10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)

10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)

10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham *

10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)

10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)

10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)

10.59	Form of Warrant (38)

10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)

10.61	2016 Stock Incentive Plan (39)

10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)

10.63	Form of Warrant (41)

10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)

10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 (46)

10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)

10.67	Royalty Purchase Agreement between Uranium Energy Corp. and Uranium Royalty Corp., dated August 20, 2018 (*)

21.1	Subsidiaries of Uranium Energy Corp. *

23.1	Consent of Independent Auditors, Ernst & Young LLP *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

101.1NS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

Notes:
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.

(31) Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.

(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.

*	Filed herewith.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Uranium Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. (the Company) as of July 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity and cash flows, for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with U.S. generally accepted accounting principles.

Report on internal control over financial reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 15, 2018 expressed adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2007.

Vancouver, Canada	/s/ Ernst & Young LLP
October 15, 2018	Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Uranium Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Uranium Energy Corp. (the Company) has not maintained effective internal control over financial reporting as of July 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

There is a material weakness in the design and operating effectiveness of controls over the mineral property impairment analysis. The nature of this deficiency could impact areas of judgment and estimation included in the consolidated financial statements. Specifically, the design and operation of the control was not sufficiently precise over key assumptions and inputs used in management’s impairment assessment that could have a material impact on the calculation of the recoverable amount. These measures are key inputs into the impairment analysis and there was insufficient evidence of an effective review considering both the complexity and judgmental nature of the data subject to the control activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity and cash flows, for each of the three years in the period ended July 31, 2018, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated October 15, 2018 which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Vancouver, Canada	/s/ Ernst & Young LLP
October 15, 2018	Chartered Professional Accountants

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	Note(s)	July 31, 2018	July 31, 2017

CURRENT ASSETS
Cash and cash equivalents		$6,926,523	$12,575,973
Short-term investments		-	10,000,000
Inventories		211,662	211,662
Prepaid expenses and deposits	3	1,023,183	685,992
Other current assets		179,360	117,770
		8,340,728	23,591,397

MINERAL RIGHTS AND PROPERTIES	4,5	71,122,576	38,931,976
PROPERTY, PLANT AND EQUIPMENT	6	7,101,552	6,791,182
RECLAMATION DEPOSITS	7	1,789,899	1,706,028
EQUITY-ACCOUNTED INVESTMENT	8	693,502	151,676
OTHER LONG-TERM ASSETS		563,052	1,004,975
		$89,611,309	$72,177,234

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,314,763	$2,446,854
Due to related parties	9	807	768
Current portion of long-term debt	10	10,000,000	-
		12,315,570	2,447,622

LONG-TERM DEBT	10	9,534,974	19,254,835
ASSET RETIREMENT OBLIGATIONS	11	4,020,282	3,729,902
DEFERRED TAX LIABILITIES	14	564,923	609,470
		26,435,749	26,041,829

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 161,175,764 shares issued and outstanding (July 31, 2017 - 139,815,214)	12	161,176	139,815
Additional paid-in capital		308,062,379	272,697,152
Share issuance obligation		-	638,142
Accumulated deficit		(245,151,636)	(227,325,002)
Accumulated other comprehensive loss		103,641	(14,702)
		63,175,560	46,135,405
		$89,611,309	$72,177,234

COMMITMENTS AND CONTINGENCIES	17
SUBSEQUENT EVENTS	1,8,12

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Note(s)	2018	2017	2016
COSTS AND EXPENSES
Mineral property expenditures	4,5	$4,552,151	$4,120,388	4,061,159
General and administrative	9,12	11,407,206	10,241,681	9,297,746
Depreciation, amortization and accretion	5,6,11	354,624	497,728	875,724
Impairment loss on mineral properties	5	-	297,942	97,114
Inventory write-down		-	60,694	-
		16,313,981	15,218,433	14,331,743
LOSS FROM OPERATIONS		(16,313,981)	(15,218,433)	(14,331,743)

OTHER INCOME (EXPENSES)
Interest income		227,534	137,863	24,177
Interest expenses and finance costs	10	(2,952,202)	(2,914,862)	(3,005,391)
Share of gain from equity-accounted investment	8	423,657	-	-
Other income		82,543	40,078	-
Loss on disposition of assets		(1,696)	(1,055)	(2,186)
Loss on settlement of liabilities		-	(49,002)	(46,968)
		(2,220,164)	(2,786,978)	(3,030,368)
LOSS BEFORE INCOME TAXES		(18,534,145)	(18,005,411)	(17,362,111)

DEFERRED TAX BENEFITS	14	707,511	34,355	32,239
NET LOSS FOR THE YEAR		(17,826,634)	(17,971,056)	(17,329,872)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES		118,343	28	(99)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(17,708,291)	$(17,971,028)	$(17,329,971)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.11)	$(0.14)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		157,123,025	128,244,751	106,086,782

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Note(s)	2018	2017	2016
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(17,826,634)	$(17,971,056)	$(17,329,872)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	3,504,058	3,769,370	3,084,163
Depreciation, amortization and accretion	5,6,11	354,624	497,728	875,724
Amortization of long-term debt discount	10	1,180,139	1,156,657	1,245,615
Impairment loss on mineral properties	5	-	297,942	97,114
Inventory write-down		-	60,694	-
Re-valuation of asset retirement obligations	5	-	(187,255)	(308,398)
Loss on disposition of assets		1,696	1,055	2,186
Deferred tax benefits	14	(707,511)	(34,355)	(32,239)
Share of gain from equity-accounted investment	8	(423,657)	-
Loss on settlement of liabilities		-	49,002	46,968
Reimbursable Expenses for Reno Creek Acquisition	4	483,829	-	-
Changes in operating assets and liabilities
Inventories		-	2,960	(23,317)
Prepaid expenses and deposits		302,258	190,580	(85,673)
Other current assets		(61,416)	(68,965)	(30,165)
Accounts payable and accrued liabilities		681,286	1,816,199	(622,713)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(12,511,328)	(10,419,444)	(13,080,607)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	12	604,209	26,889,996	10,209,632
Due to a related party	9	39	768	(14,660)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		604,248	26,890,764	10,194,972

INVESTING ACTIVITIES
Net cash received from asset acquisition	4	215,065	34,972	(46,084)
Investment in mineral rights and properties	4,5	(3,588,759)	-	-
Purchase of property, plant and equipment		(12,304)	(56,407)	(18,934)
Purchase of equity-accounted investment		-	(151,676)	-
Increase in other long-term assets		(346,474)	(864,806)	-
Purchase of short-term investments		(21,771,253)	(16,000,671)	-
Redemption of short-term investments		31,771,253	6,000,671	-
Proceeds from disposition of assets		-	-	818
Increase in reclamation deposits		(9,898)	(1)	(2)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES		6,257,630	(11,037,918)	(64,202)

NET CASH FLOWS		(5,649,450)	5,433,402	(2,949,837)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		12,575,973	7,142,571	10,092,408
CASH AND CASH EQUIVALENTS, END OF YEAR		$6,926,523	$12,575,973	$7,142,571

SUPPLEMENTAL CASH FLOW INFORMATION	16

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
						Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2015	97,834,087	$97,841	$222,927,529	$-	$(192,024,074)	$(14,631)	$30,986,665
Common stock
Issued for equity financing, net of issuance costs	12,364,704	12,365	8,352,672	-	-	-	8,365,037
Issued upon exercise of stock options	682,167	682	224,433	-	-	-	225,115
Issued for credit facility	1,711,933	1,712	1,698,288	-	-	-	1,700,000
Issued for asset acquisition	1,333,560	1,334	1,225,541	-	-	-	1,226,875
Issued for settlement of liabilities	487,574	487	452,957	-	-	-	453,444
Stock-based compensation
Common stock issued for consulting services	1,429,650	1,429	1,370,952	-	-	-	1,372,381
Common stock issued under Stock Incentive Plan	826,782	820	725,424	-	-	-	726,244
Amortization of stock option expenses	-	-	985,538	-	-	-	985,538
Warrants
Issued for equity financing	-	-	1,619,480	-	-	-	1,619,480
Extension for credit facility	-	-	104,915	-	-	-	104,915
Extension for mineral property	-	-	14,155	-	-	-	14,155
Net loss for the year	-	-	-	-	(17,329,872)	-	(17,329,872)
Other comprehensive loss	-	-	-	-	-	(99)	(99)
Balance, July 31, 2016	116,670,457	116,670	239,701,884	-	(209,353,946)	(14,730)	30,449,878
Common stock
Issued for equity financing, net of issuance costs	17,330,836	17,331	19,404,020	-	-	-	19,421,351
Issued upon exercise of stock options	264,727	266	56,659	-	-	-	56,925
Issued upon exercise of warrants	1,989,717	1,989	2,385,671	-	-	-	2,387,660
Issued for credit facility	738,503	739	1,099,261	-	-	-	1,100,000
Issued for property acquisition	61,939	62	87,555	-	-	-	87,617
Issued for advance royalty payment	46,800	46	48,626	-	-	-	48,672
Issued for settlement of liabilities	1,015,940	1,016	1,523,634	-	-	-	1,524,650
Stock-based compensation
Common stock issued for consulting services	865,386	862	1,107,075	-	-	-	1,107,937
Common stock issued under Stock Incentive Plan	830,819	834	945,418	638,142	-	-	1,584,394
Amortization of stock option expenses	-	-	1,313,289	-	-	-	1,313,289
Warrants
Issued for equity financing	-	-	4,409,570	-	-	-	4,409,570
Issued for equity financing as issuance costs	-	-	614,490	-	-	-	614,490
Net loss for the year	-	-	-	-	(17,971,056)	-	(17,971,056)
Other comprehensive loss	-	-	-	-	-	28	28
Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	$46,135,405

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
						Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	$46,135,405
Common stock
Issued upon exercise of stock options	1,094,589	1,095	528,955	-	-	-	530,050
Issued upon exercise of warrants	61,799	62	74,097	-	-	-	74,159
Issued for credit facility	641,574	641	899,359	-	-	-	900,000
Issued for Reno Creek Acquisition	14,852,450	14,853	20,317,764	-	-	-	20,332,617
Issued for North Reno Creek Acquisition	1,691,215	1,691	2,721,165	-	-	-	2,722,856
Issued for Reimbursable Expenses for Reno Creek Acquisition	353,160	353	483,476	-	-	-	483,829
Issued for Diabase Acquisition	164,767	165	232,156	-	-	-	232,321
Issued for advance royalty payment	46,134	46	61,774	-	-	-	61,820
Issued for settlement of liabilities	565,499	566	845,258	-	-	-	845,824
Stock-based compensation
Common stock issued for consulting services	225,168	225	349,609	-	-	-	349,834
Common stock issued under Stock Incentive Plan	1,664,285	1,664	2,348,057	(638,142)	-	-	1,711,579
Amortization of stock option expenses	-	-	1,414,629	-	-	-	1,414,629
Warrants
Issued in connection with Reno Creek Acquisition	-	-	5,088,928	-	-	-	5,088,928
Net loss for the year	-	-	-	-	(17,826,634)	-	(17,826,634)
Other comprehensive income	-	-	-	-	-	118,343	118,343
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$-	$(245,151,636)	$103,641	$63,175,560

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company”) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium and titanium concentrates, on projects located in the United States, Canada and Paraguay.

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), we are yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from sales of uranium concentrates was realized for the fiscal year ended July 31, 2018 (“Fiscal 2018), 2017 (“Fiscal 2017”), 2016 (“Fiscal 2016”), and 2014 (“Fiscal 2014”) or for any periods prior to Fiscal 2012. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At July 31, 2018, we had cash and cash equivalent of $6.9 million and a deficit working capital of $4.0 million, primarily resulting from the $10.0 million current portion of long-term debt, representing the principal amounts of the long-term debt due over the next 12 months from July 31, 2018. Subsequent to July 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20.2 million and received $2.6 million from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. The existing cash resources are expected to provide sufficient funds to carry out the planned operations for 12 months from the date that our consolidated financial statements are issued. In the event that the principal repayments under our Credit Facility outlined in Note 10 are not extended by at least nine months from the current commencement date of February 2019, we will need to reduce our cash burn rate from that incurred in Fiscal 2018 by curtailing expenditures on discretionary and non-core activities in order for our current cash resources to sufficiently fund operations for the next twelve months from the date of our consolidated financial statements. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of Uranium Energy Corp. and its wholly-owned subsidiaries: UEC Resources Ltd.; UEC Concentric Merge Corp.; URN Texas GP, LLC; and URN South Texas Project, Ltd.; a controlled partnership, South Texas Mining Venture, L.L.P; AUC Holdings (US) Inc.; and its subsidiary AUC LLC; UEC Paraguay Corp.; and its subsidiary Piedra Rica Mining S.A.; Cue Resources Ltd.; and its subsidiary Transandes Paraguay S.A.; JDL Resources Inc. (“JDL”); and its subsidiary Trier S.A.; CIC Resources (Paraguay) Inc.; and its subsidiaries Paraguay Exploration Inc.; Paraguay Minerals Inc.; PEL Minerals Inc.; PDL Resources Inc.; and its subsidiary Rostock Industrias Mineras S.A.; and Paraguay Resources Inc.; and its subsidiary Metalicos Y No Metalicos S.R.L. (“MYNM”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7 and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Since we commenced extraction of mineralized materials at the Palangana Mine without having established proven or probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time we exit the Exploration Stage by establishing proven or probable reserves.  Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells, are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

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

Foreign Currency Translation

The functional currency of our Company, including its subsidiaries, is the United States dollars. UEC Resources Ltd., UEC Resources (SK) Ltd. and Cue Resources Ltd. maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A., MYNM, Trier S.A. and other Paraguayan subsidiaries maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with Accounting Standards Codification (“ASC”) 830: Foreign Currency Matters, the financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net income (loss) in the period.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less.

Short-Term Investments

Short-term investments consist of highly-liquid instruments with maturities from three months to one year from the date of the initial investments.

Financial Instruments

Our Financial Instruments include cash and cash equivalents, short-term investments, accounts and interest receivable, accounts payable and accrued liabilities and due to related parties amounts. These financial instruments are carried at costs, which approximate their fair values due to the immediate or short-term maturity. Reclamation deposits are deposits mainly invested in short-term funds at major financial institutions and their fair values were estimated to approximate their carrying values. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not significantly exposed to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and cash equivalents and short-term investments, but mitigates this risk by keeping deposits at major financial institutions.

Fair Value Measurements

We measure the available-for-sale securities at fair value in accordance with ASC 820: Fair Value Measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have resulted in the following fair value hierarchy:

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

The available-for-sale securities are Level 1 financial instruments and adjusted to the market value at end of each reporting period with changes in fair value being charged to other comprehensive income (loss).

Equity-Accounted Investments

Investments in an entity in which our ownership is greater than 20% but less than 50%, or other facts and circumstances indicate that we have the ability to exercise significant influence over the operating and financing policies of an entity, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-Accounted Investments are recorded initially at cost and adjusted subsequently to recognize our share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. We periodically evaluate whether declines in fair values of its equity investments below the carrying value are other-than-temporary and if so, whether an impairment loss is required.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Other Long-Term Assets

Other long-term assets include future expenditures that we have paid in advance but will not receive benefits within one year. Expenses are recognized over the period the expenditures are used or the benefits from the expenditures are received. Transaction costs incurred in connection with acquisitions of long-term assets are also included in other long-term assets, which will be capitalized as acquisition costs if the transaction succeeds or will be written off if the transaction does not complete.

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

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves using the units-of-production method upon commencement of production. Where proven and probable reserves have not been established, the project’s capitalized expenditures are depleted over the estimated extraction life using the straight-line method upon commencement of extraction. We have not established proven or probable reserves for any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

Databases

Expenditures relating to mineral property databases are capitalized upon acquisition while those developed internally are expensed as incurred. Mineral property databases are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property databases are amortized using the straight-line method over a five-year period during which management believes these assets will contribute to our cash flows. Databases are included in Mineral Rights and Properties on the balance sheet.

Land Use Agreements

Expenditures relating to mineral property land use agreements are capitalized upon acquisition. Mineral property land use agreements are tested for impairment whenever events or changes indicate that the carrying values may not be recoverable. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value. Mineral property land use agreements are amortized using the straight-line method over a ten-year period during which management believes these assets will contribute to our cash flows. Land use agreements are included in Mineral Rights and Properties on the balance sheet.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

•	Hobson processing facility: 17 years;
•	Mining and logging equipment and vehicles: 5 to 10 years;
•	Computer equipment: 3 years;
•	Furniture and fixtures: 5 years;

•	Building: 20 years; and

•	Leasehold improvements: Term of lease

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

Income Taxes

We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in no impact within other comprehensive income or on the balance sheet. Our policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, ASC 740: Income Taxes, requires that we recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require our Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

On a quarterly basis, we review changes in assumptions for asset retirement obligation estimates, including changes in estimated probabilities, amounts and timing of cash flows for settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations and the associated underlying assets. Revisions to the asset retirement obligations associated with fully depleted projects (with a carrying value of $Nil) are charged to the statement of operations.

Revenue Recognition

Revenue from the sale of uranium concentrates is recognized when it is probable that the economic benefits will flow to the Company and delivery has occurred, title has transferred, the sales price and costs incurred with respect to the transaction can be reliably measured and collectability is reasonably assured. We deliver the uranium concentrates to a uranium storage facility, and once the product is confirmed to meet the required specifications, we receive credit for a specified quantity measured in pounds. Once a sale of uranium concentrates is initiated, we will notify the uranium storage facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the uranium concentrates is confirmed by the uranium storage facility at which point the customer is invoiced by us.

Stock-Based Compensation

We follow ASC 718: Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable fair value of the stock and the fair value of the service. We use the Black-Scholes option pricing model to determine the grant date fair value of stock option awards under ASC 718. The fair value is charged to earnings over the period in which the award was earned, depending on the terms and conditions of the award and the nature of the relationship between the recipient and the Company. For employees and management, the fair value is charged to earnings on an accelerated basis over the vesting period of the award. For consultants, the fair value is charged to earnings over the term of the service period, with unvested amounts revalued at each reporting period over the service period. Forfeitures are accounted for when they occur.

From time to time we issue shares of its common stock as compensation to our directors, officers and employees and for various consulting services. The fair values of the shares are measured using the closing price of our Company’s shares on the issuance date.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no potential dilution and is computed by dividing the earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of our Company.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Accounting Policies Not Yet Adopted

In May 2014 the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, as amended by ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The standard is effective for fiscal periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, we have adopted this standard effective August 1, 2018 and have elected to apply the modified retrospective method.

We have performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenue was generated from the sale of uranium concentrates to customers. These sales contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer to the buyer.

In January 2016, FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years beginning after December 15, 2017, including interim periods within such fiscal year, with early adoption not permitted. Accordingly, we will adopt this standard effective August 1, 2018 and don’t expect adoption of this standard will have a material impact on our consolidated financial standards.

In February 2016, FASB issued ASU 2016-02 Leases which requires a lessee to recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. We are currently evaluating the potential impact of implementing this standard on our consolidated financial statements.

NOTE 3:	PREPAID EXPENSES AND DEPOSITS

At July 31, 2018, prepaid expenses and deposits consisted of the following:

	July 31, 2018	July 31, 2017
Prepaid Property Renewal Fees	$566,977	$189,845
Prepaid Insurance	210,155	91,073
Prepaid Listing and Subscriptions	48,435	60,289
Prepaid License Fees	17,039	16,389
Prepaid Surety Bond Premium	39,192	38,952
Deposits and Expense Advances	87,630	86,439
Other Prepaid Expenses	53,755	203,005
	$1,023,183	$685,992

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 4:	ACQUISITON OF RENO CREEK PROJECT AND NORTH RENO CREEK PROJECT

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

Consideration paid in connection with the completion of the Reno Creek Acquisition included the following:

•	a cash payment of $909,930;
•	14,392,927 shares of the Company;

•	an additional 241,821 shares of the Company in settlement of certain insurance costs of $340,000 incurred by the Company and RCHI at closing;

•	11,308,728 warrants (each a “Warrant”), with each Warrant entitling the holder to acquire one share of the Company at an exercise price of $2.30 per share for a period of five years from the date of issuance. The Warrants have an accelerator clause which provides that, in the event that the closing price of the shares of the Company on its principally traded exchange is equal to or greater than $4.00 per share for a period of 20 consecutive trading days, we may accelerate the expiry date of the Warrants to within 30 days by providing written notice to the holders;
•	a 0.5% net profits interest royalty, capped at $2.5 million; and

•	transaction costs of $779,509, of which $283,013 was paid by the issuance of 217,702 shares of the Company.

In connection with the Reno Creek Acquisition, we also issued 353,160 common shares in settlement of the Reimbursable Expenses totalling $483,829, which is included in the mineral property expenditures on our consolidated financial statements.

In accordance with ASC 360: Property, Plant and Equipment, the Reno Creek Acquisition was accounted for as an asset acquisition as it was determined that the operations of the Reno Creek Project do not meet the definition of a business as defined in ASC 805: Business Combinations.

The fair value of the consideration paid and the allocation to the identifiable assets acquired and liabilities assumed by virtue of the Reno Creek Acquisition are summarized as follows:

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

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
$26,827,972

Acquisition of North Reno Creek Project

On May 1, 2018, we completed a purchase agreement (the “NRC Purchase Agreement”) with Uranerz Energy Corporation (“Uranerz”), a wholly owned subsidiary of Energy Fuels Inc., whereby we acquired 100% of its advanced stage North Reno Creek Project (the “NRC Acquisition”) located immediately adjacent to and within our existing Reno Creek Project permitting boundary in the Powder River Basin, Wyoming.

In accordance with ASC 360: Property, Plant and Equipment, the NRC Acquisition was accounted for as an asset acquisition. In connection with the closing of the NRC Purchase Agreement, we paid total consideration of $5,974,063, consisting of $2,940,000 in cash, 1,625,531 shares with a fair value of $2,617,105 and transaction costs of $416,958, which were capitalized as Mineral Rights and Properties and added to the acquisition costs of the existing Reno Creek Project. As a result, capitalized acquisition costs of the consolidated Reno Creek Project totaled $31,527,870 as at July 31, 2018.

The consolidated Reno Creek Project is comprised of U.S. federal mineral lode claims, state mineral leases, various private mineral leases and certain surface use agreements which grant us the exclusive right to explore, develop and mine for uranium on a 21,465-acre area in Campbell County, Wyoming. The mineral leases and surface use agreements are subject to certain royalty interests with terms ranging from 5 to 20 years, some of which have extension provisions.

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2018, we had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.

At July 31, 2018, annual maintenance payments of approximately $2,011,000 were required to maintain these mineral rights.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Mineral rights and property acquisition costs consisted of the following:

	July 31, 2018	July 31, 2017
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,657,500	1,520,680
Los Cuatros Project	257,250	257,250
Slick Rock Project	646,650	615,650
Reno Creek Project	31,527,870	-
Diabase Project	546,938	-
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	74,997,692	42,755,064
Accumulated Depletion	(3,929,884)	(3,929,884)
	71,067,808	38,825,180

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,405,192)	(2,392,196)
	4,846	17,842

Land Use Agreements	404,310	404,310
Accumulated Amortization	(354,388)	(315,356)
	49,922	88,954
	$71,122,576	$38,931,976

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

The Palangana Mine has been the Company’s sole source for the uranium concentrates sold to generate sales revenues during Fiscal 2015, Fiscal 2013 and 2012, with no sales revenues generated during Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 and prior to Fiscal 2012. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, and the Reno Creek and North Reno Creek Projects, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

The estimated depletion and amortization of mineral rights and properties for the next five fiscal years are as follows:

Fiscal 2019	$39,376
Fiscal 2020	11,350
Fiscal 2021	1,542
Fiscal 2022	1,500
Fiscal 2023	290,632
Total	$344,400

During Fiscal 2017, we abandoned the Nichols Project located in Texas and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $297,942. As a result, an impairment loss on mineral properties of $297,942 was reported on the consolidated statements of operations.

Mineral property expenditures incurred by major projects were as follows:

	Year Ended July 31,
	2018	2017	2016
Mineral Property Expenditures
Palangana Mine	$1,047,635	$880,633	$1,273,002
Goliad Project	105,264	114,286	92,588
Burke Hollow Project	675,605	1,020,965	1,034,888
Longhorn Project	14,401	32,796	10,149
Salvo Project	36,056	37,551	34,289
Anderson Project	68,167	68,303	178,212
Workman Creek Project	31,300	31,265	32,820
Slick Rock Project	52,218	44,231	53,861
Reno Creek Project	1,278,959	-	-
Yuty Project	425,298	365,517	388,840
Oviedo Project	119,082	331,798	569,077
Alto Paraná Titanium Project	175,768	800,023	-
Other Mineral Property Expenditures	522,398	580,275	701,831
Revaluation of Asset Retirement Obligations	-	(187,255)	(308,398)
	$4,552,151	$4,120,388	$4,061,159

•	Palangana Mine, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 6,987-acre property located in Duval County, Texas approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium and generally have an initial five-year term with extension provisions.

During Fiscal 2017 and Fiscal 2016, the asset retirement obligations (“ARO”) for the Palangana Mine was revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, a credit amount of re-valuation of ARO totaling $187,255 (Fiscal 2016: $308,398) was recognized as a result of a downward adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine.

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

At July 31, 2018, capitalized costs of the Palangana Mine were $6,285,898 (July 31, 2017: $6,285,898), less accumulated depletion of $3,929,884 (July 31, 2017: $3,929,884), for a net book value of $2,356,014 (July 31, 2017: $2,356,014).

•	Goliad Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 1,139-acre property located in Goliad County, Texas. These agreements are subject to certain fixed royalty interests based on net proceeds from sales or indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2018, capitalized costs totaled $8,689,127 (July 31, 2017: $8,689,127).

•	Burke Hollow Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas. These agreements are subject to fixed royalty interests based on net proceeds from sales and have an initial five-year term with extension provisions. At July 31, 2018, capitalized costs totaled $1,495,750 (July 31, 2017: $1,495,750).

•	Longhorn Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2018, capitalized costs totaled $116,870 (July 31, 2017: $116,870).

•	Salvo Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,514-acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions. At July 31, 2018, capitalized costs totaled $14,905 (July 31, 2017: $14,905).

•	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 8,268-acre property located in Yavapai County, Arizona. At July 31, 2018, capitalized costs totaled $9,154,268 (July 31, 2017: $9,154,268).

•	Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $50,000 for 2016 and 2017, and $100,000 thereafter. We have an exclusive right and option to acquire one-half (1.5%) of the net smelter royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

During Fiscal 2018, we paid $75,000 in cash and issued 46,134 shares with a fair value of $61,820 as advance royalty payments for the Workman Creek Project. During Fiscal 2017, we issued 46,800 shares with a fair value of $48,672 as advance royalty payments for the Workman Creek Project, which were capitalized as Mineral Rights and Properties on our consolidated balance sheet.

At July 31, 2018, capitalized costs totaled $1,657,500 (July 31, 2017: $1,520,680).

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

•	Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona. At July 31, 2018, capitalized costs totaled $257,250 (July 31, 2017: $257,250).

•	Slick Rock Project, Colorado

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of beginning in November 2017.

During Fiscal 2018, we paid advance royalty payments totalling $31,000, which were capitalized as Mineral Rights and Properties on our consolidated balance sheet.

At July 31, 2018, capitalized acquisition costs totaled $646,650 (July 31, 2017: $615,650).

•	Diabase Project, Canada

During Fiscal 2018, we completed a definitive purchase agreement (the “Diabase Purchase Agreement”) with Nuinsco Resources Limited (“Nuinsco”) to acquire 100% of the Diabase project (the “Diabase Project”), which covers an area of 54,236 acres in ten claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada (the “Diabase Acquisition”).

In accordance with ASC 360: Property, Plant and Equipment, the Diabase Acquisition was accounted for as an asset acquisition. Consideration paid in connection with the Diabase Acquisition totaled $546,938, consisting of $239,120 in cash, 164,767 shares with a fair value of $232,321 and transaction costs of $75,497, which were capitalized as Mineral Rights and Properties on our consolidated balance sheet.

Concurrently with the closing of the Diabase Acquisition, Uranium Royalty Corp. (“URC”), a private entity that our company has the ability to exercise significant influence on, was granted an exclusive right and option to acquire a 100% royalty on the Diabase Project by paying $125,000 Canadian dollars to the original royalty holder of the Diabase Project at the closing date, and $1,750,000 Canadian dollars on or before the date four years after the closing date.

Paraguay Projects

During Fiscal 2018, we have had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we caused our legal counsel to file an appeal with the Administrative

Courts in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions. In the interim we continue to conduct our business in a manner to comply with all applicable mining laws in Paraguay.

•	Yuty Project, Paraguay

The Yuty Project is a 289,680-acre property under one exploitation concession located in Paraguay. The Yuty Project is subject to an overriding royalty of $0.21 per pound of uranium produced from the Yuty Project. At July 31, 2018, capitalized costs totaled $11,947,144 (July 31, 2017: $11,947,144).

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

•	Oviedo Project, Paraguay

The Oviedo Project is a 464,548-acre property under one exploration permit located in Paraguay. The Oviedo Project is subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire one-half percent (0.5%) for $166,667 and a right of first refusal to acquire all or any portion of the remaining one percent (1.0%). At July 31, 2018, capitalized costs totaled $1,133,412 (July 31, 2017: $1,133,412).

•	Alto Paraná Titanium Project, Paraguay

On March 4, 2016, we entered into a share purchase and option agreement (the “Share Purchase and Option Agreement”) with CIC Resources Inc. (the “CICRI”) pursuant to which we acquired all of the issued and outstanding shares of JDL Resources Inc. (“JDL”; the “JDL Acquisition”), a wholly-owned subsidiary of the CICRI. Pursuant to the Share Purchase and Options Agreement, we were granted an option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (“CIC”; the “CIC Option”), another wholly-owned subsidiary of CICRI. CIC is the beneficial owner of Paraguay Resources Inc. which is the 100% owner of certain titanium mineral concessions (collectively, the “Alto Paraná Titanium Project”), located in the departments of Alto Parana and Canindeyú in the Republic of Paraguay.

On July 7, 2017, we exercised the CIC Option to acquire all of the issued and outstanding shares of CIC (the “CIC Acquisition”), whereby we acquired 100% interest of the Alto Paraná Titanium Project, which covers an area of 174,200 acres under five mining permits.

In accordance with the terms of the Share Purchase and Option Agreement, we issued 664,879 shares with a fair value of $1,070,455 (the “CIC Consideration”) to settle certain payables totaling $1,021,453, which were comprised of the CIC Option exercise payment of $275,000 and the property maintenance costs of $746,453 incurred by CIC since the execution of the Share Purchase and Option Agreement. As a result, a loss of $49,002 on settlement of liabilities was recognized on the consolidated statements of operations and comprehensive loss.

In accordance with ASC 360: Property, Plant and Equipment, the CIC Acquisition was accounted for as asset acquisitions as it was determined that the operations of CIC do not meet the definition of a business as defined in ASC 805: Business Combinations.

Upon exercise of the CIC Option, the fair value of consideration previously transferred for the JDL Acquisition and its allocation to the identifiable assets acquired and liabilities assumed from CIC are summarized as follows:

Consideration transferred
Consideration previously transferred	$1,303,388
CIC Option exercise payment	275,000
Transaction costs	57,926
$1,636,314
Assets acquired and liabilities assumed
Cash	$34,972
Prepaid expenses	18,727
Due from JDL	279,489
Mineral rights & properties	1,433,030
Accounts payable & accrued liabilities	(26,954)
Asset retirement obligation	(102,950)
$1,636,314

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

In addition to the CIC Consideration, we have also granted CICRI a 1.5% net smelter returns royalty (the “Royalty”) on the Alto Parana Titanium Project. We have the right, exercisable at any time for a period of six years following exercise of the CIC Option, to acquire 0.5% of the Royalty at a purchase price of $500,000.

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2018			July 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,681	(2,412,277)	26,404	2,438,681	(2,378,737)	59,944
Logging Equipment and Vehicles	1,971,742	(1,850,306)	121,436	1,971,742	(1,825,389)	146,353
Computer Equipment	607,342	(577,584)	29,758	582,980	(565,223)	17,757
Furniture and Fixtures	170,701	(168,814)	1,887	170,701	(168,248)	2,453
Land and Buildings	889,606	(12,694)	876,912	519,520	-	519,520
	$12,897,160	$(5,795,608)	$7,101,552	$12,502,712	$(5,711,530)	$6,791,182

Hobson Processing Facility

During Fiscal 2018, no material amount of uranium concentrate was processed at the Hobson Processing Facility due to the further reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the consolidated financial statements for Fiscal 2018.

During Fiscal 2018, in connection with the Reno Creek Acquisition, we acquired certain buildings with total acquisition costs of $297,518, which will be depreciated over the estimated useful life of 20 years using the straight-line method.

NOTE 7:	RECLAMATION DEPOSITS

Reclamation deposits include interest and non-interest bearing deposits issued in the States of Arizona, Texas and Wyoming relating to exploration, pre-extraction, extraction and reclamation activities in the respective states.

Reclamation deposits consisted of the following:

	July 31, 2018	July 31, 2017
Palangana Mine	$1,102,981	$1,102,981
Hobson Processing Facility	587,228	587,228
Reno Creek Project	73,973	-
Arizona	15,000	15,000
Other	10,717	819
	$1,789,899	$1,706,028

NOTE 8:	EQUITY-ACCOUNTED INVESTMENT

In July 2017, we acquired 2,000,000 common shares of URC by paying $151,676 in cash through a private placement. In addition, one officer of the Company was appointed as a member of the board of directors of URC.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

At July 31, 2018, we owned an 11.3% interest and certain officers of the Company collectively owned an additional 9% (July 31, 2017: 22.2% and 13.3%, respectively) interest in URC. As a result, our ability to exercise significant influence over URC’s operating and financial policies continued to exist as at July 31, 2018, and in accordance with ASC 323: Investments – Equity Method and Joint Ventures, the investment in URC is accounted for as an equity investment. The reduction in our Company’s ownership percentage of URC from 22.2% at July 31, 2017 to 11.3% at July 31, 2018 has resulted in a gain on ownership interest dilution totaling $394,656 on our consolidated financial statements.

During Fiscal 2018, the change in fair value of the investment in URC is summarized as below:

Balance, July 31, 2017	$151,676
Share of gain from URC	29,001
Gain on ownership interest dilution	394,656
Share of other comprehensive income from URC	118,169
Balance, July 31, 2018	$693,502

Subsequent to July 31, 2018, we entered into a royalty purchase agreement (the "Royalty Purchase Agreement") with URC in connection with the proposed purchase by URC from the Company of a one percent (1%) net smelter return royalty (the "Royalties") for uranium only (the "Royalties Sale") on the Company's Slick Rock Project, the Workman Creek Project and the Anderson Project,

Subject to the terms and conditions of the Royalty Purchase Agreement, including the completion of certain customary conditions precedent prior to the closing of the Royalties Sale, the Company has agreed to sell the Royalties to URC for 12,000,000 common shares of URC.

NOTE 9:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2018, we incurred $148,081 (Fiscal 2017: $174,299; and Fiscal 2016: $164,566) in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, the brother of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During Fiscal 2018, we issued 104,706 shares with a fair value of $141,678 as settlement of the equivalent amounts owed to Blender. As a result, no gain or loss on settlement of liabilities was recognized on the consolidated statements of operation and comprehensive loss.

During Fiscal 2017, we issued 148,368 shares with a fair value of $170,060 as settlement of the equivalent amounts owed to Blender. As a result, no gain or loss on settlement of liabilities was recognized on the consolidated statements of operation and comprehensive loss.

At July 31, 2018, amounts owed to Blender totaled $807 (July 31, 2017: $768). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 10:	LONG-TERM DEBT

On February 9, 2016, we entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with the lenders, Sprott Resource Lending Partnership, CEF (Capital Markets) Limited and Resource Income Partners Limited Partnership (collectively, the “Lenders”), whereby the Company and our Lenders agreed to certain further amendments to the $20,000,000 senior secured credit facility (the “Credit Facility”), under which:

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

•	initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013; and

•	additional funding of $10,000,000 was received by the Company upon closing of the Amended Credit Facility on March 13, 2014.

The key terms of the Second Amended and Restated Credit Agreement are summarized as follows:

•	extension of the maturity date from July 31, 2017 to January 1, 2020;

•	deferral of the monthly principal payments (each of which is equal to one-twelfth of the total principal) commencement date from July 31, 2016 to February 1, 2019;

•	re-pricing and extension of the existing bonus warrants comprised of 2,600,000 share purchase warrants, with each warrant exercisable for one share of common stock of the Company at an exercise price reduced from $2.50 to $1.35 per share until expiry, extended by a further one and a half years from July 30, 2018 to January 30, 2020, subject to accelerated exercise whereby, upon notification by the Company, the warrant holders will have 30 days to exercise their warrants should the ten trading-day volume-weighted average price of the Company’s shares equal or exceed $2.70;

•	issuance of second extension fee shares equal to 4% of the principal balance outstanding or $800,000 paid to the Lenders by way of the issuance of 959,613 shares of the Company with a price per share based on a 10% discount to the five trading-day volume-weighted average price of the Company’s shares;

•	payment of anniversary fees to the Lenders on each of February 1, 2017, 2018 and 2019, of 5.5%, 4.5% and 4.5%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated as a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date; and

•	maintenance at all times of a working capital ratio of not less than 1:1. The working capital ratio is calculated by dividing current assets by current liabilities, excluding the effects of principal payments on the determination of working capital.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

At July 31, 2018, long-term debt consisted of the following:

	July 31, 2018	July 31, 2017
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(465,026)	(745,165)
Long-term debt, net of unamortized discount	19,534,974	19,254,835
Current portion	10,000,000	-
Long-term debt, net of current portion	$9,534,974	$19,254,835

During Fiscal 2018, and pursuant to the terms of the Second Amended and Restated Credit Agreement, we issued 641,574 shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at January 31, 2018, as payment of anniversary fees to the Lenders.

During Fiscal 2017, and pursuant to the terms of the Second Amended and Restated Credit Agreement, we issued 738,503 shares with a fair value of $1,100,000, representing 5.5% of the $20,000,000 principal balance outstanding at January 31, 2017, as payment of anniversary fees to the Lenders.

In Fiscal 2018, the amortization of debt discount totaled $1,180,139 (Fiscal 2017: $1,156,657; Fiscal 2016: $1,245,615), which was recorded as interest expense and included in the consolidated statements of operations and comprehensive loss.

The shares issued to the Lenders either as an anniversary fee or as a bonus have been recorded as discounts on long-term debt, which are amortized using the effective interest rate over the remaining contractual life of the long-term debt.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2018 are as follows:

Fiscal 2019	$10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility and the Alto Parana Titanium Project pilot plant in Paraguay.

Balance, July 31, 2017	$3,729,902
Accretion	216,407
Assumed from Reno Creek Acquisition	73,973
Balance, July 31, 2018	$4,020,282

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2018	July 31, 2017
Undiscounted amount of estimated cash flows	$7,275,504	$7,098,581

Payable in years	5.0 to 17	5.0 to 17
Inflation rate	1.37% to 2.14%	1.37% to 2.14%
Discount rate	5.48% to 6.40%	5.48% to 6.40%

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2019	$-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	-
Fiscal 2023	148,391
Remaining balance	7,127,113
$7,275,504

NOTE 12:	CAPITAL STOCK

Equity Financing

Subsequent to July 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878. Each unit was comprised of one share of the Company and one-half of one share purchase warrant. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.05 per share, exercisable immediately upon issuance and expiring 30 months from the date of issuance.

On January 20, 2017, we completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254 (the “January 2017 Offering”). Each unit is comprised of one share of the Company and one-half of one share purchase warrant, however, as a result of rounding, since we will not issue fractional shares, there were only actually 9,571,929 whole warrants issued instead of 9,571,934 whole warrants. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.00 per share, exercisable six months and expiring three years from the date of issuance. In connection with the January 2017 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 906,516 shares of our Company, exercisable at an exercise price of $2.00 per share and expiring three years from the date of issuance.

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
$24,445,411

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

On March 10, 2016, we completed a registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 (the “March 2016 Offering”). Each unit is comprised of one share of the Company and half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 to purchase one share of the Company for a three year period from the date of issuance. We issued share purchase warrants to agents as part of share issuance costs to purchase 411,997 shares of the Company exercisable at a price of $1.20 per share also for a three year period.

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
$9,984,517

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Share Transactions

A summary of the Company’s share transactions for Fiscal 2018, Fiscal 2017, and Fiscal 2016 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2015	97,834,087
Equity Financing	12,364,704	$0.85	$0.85	$9,984,517
Credit Facility	1,711,933	0.83	1.20	1,700,000
Asset Acquisition	1,333,560	0.92	0.92	1,226,875
Settlement of Liabilities	487,574	0.93	0.93	453,444
Consulting Services	1,429,650	0.72	1.38	1,372,381
Options Exercised	682,167	0.33	0.33	225,115
Shares Issued Under Stock Incentive Plan	826,782	0.73	1.08	726,244
Balance, July 31, 2016	116,670,457
Equity Financing	17,330,836	1.50	1.50	25,996,254
Credit Facility	738,503	1.49	1.49	1,100,000
Asset Acquisition	61,939	1.35	1.43	87,617
Advance Royalty Payment	46,800	1.04	1.04	48,672
Settlement of Liabilities	1,015,940	1.03	1.54	1,524,650
Consulting Services	865,386	0.86	1.64	1,107,937
Warrants Exercised	1,989,717	1.20	1.20	2,387,660
Options Exercised (1)	264,727	0.45	1.32	146,448
Shares Issued Under Stock Incentive Plan	830,819	0.88	1.61	946,252
Balance, July 31, 2017	139,815,124
Credit Facility	641,574	1.40	1.40	900,000
Reno Creek Acquisitions	14,852,450	1.30	1.37	20,332,617
North Reno Creek Acquisition	1,691,215	1.61	1.61	2,722,856
Reimbursable Expenses for Reno Creek Acquisition	353,160	1.37	1.37	483,829
Diabase Acquisition	164,767	1.41	1.41	232,321
Consulting Services	225,168	1.19	1.84	349,834
Advance Royalty Payment	46,134	1.34	1.34	61,820
Warrants Exercised	61,799	1.20	1.20	74,159
Options Exercised (2)	1,094,589	0.45	1.32	710,410
Settlement of Liabilities	565,499	1.33	1.72	845,824
Shares Issued Under Stock Incentive Plan	1,664,285	1.06	1.77	2,349,721
Balance, July 31, 2018	161,175,764

(1)	309,634 options were exercised on a forfeiture basis resulting in 162,227 net shares issued.
(2)	580,624 options were exercised on a forfeiture basis resulting in 309,590 net shares issued.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2015	7,859,524	2.38
Issued	6,594,348	1.20
Expired	(500,000)	1.00
Balance, July 31, 2016	13,953,872	1.65
Issued	9,571,929	2.00
Exercised	(1,989,717)	1.20
Expired	(1,859,524)	2.60
Balance, July 31, 2017	19,676,560	1.78
Issued	11,358,728	2.30
Exercised	(61,799)	1.20
Expired	(50,000)	1.95
Balance, July 31, 2018	30,923,489	$1.97

A summary of share purchase warrants outstanding and exercisable at July 31, 2018 are as follows:

Weighted			Weighted Average
Average	Number of Warrants		Remaining Contractual
Exercise Price	Outstanding	Expiry Date	Life (Years)
$1.20	4,542,832	March 10, 2019	0.61
1.35	2,600,000	January 30, 2020	1.50
1.64	50,000	May 21, 2023	4.80
2.00	9,571,929	January 20, 2020	1.47
2.30	11,308,728	August 9, 2022	4.02
2.35	2,850,000	September 24, 2018	0.15
$1.97	30,923,489		2.16

Stock Options

At July 31, 2018, we had one stock option plan, the 2018 Stock Incentive Plan (the “2018 Plan”), under which 6,453,978 shares are available for future issuance. The 2018 Plan superseded and replaced the Company’s 2017 Stock Incentive Plan, which superseded and replaced the Company’s prior 2016, 2015, 2014, 2013, 2009 and 2006 Stock Incentive Plans (collectively the “Stock Incentive Plan”), such that no further shares are issuable under those prior plans.

During Fiscal 2018, we granted stock options under the 2018 Plan to our directors, officers, employees and consultants to purchase 4,083,000 (Fiscal 2017: 672,500; Fiscal 2016: 3,033,000) shares of the Company. The expected life of these stock options was estimated using the simplified method, being the mid-point of the average vesting date and the end of the contractual term. The fair value of these options were estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

	Year Ended July 31,
	2018	2017	2016
Expected Risk Free Interest Rate	2.24%	1.28%	0.84%
Expected Volatility	67.60%	82.40%	80.46%
Expected Life in Years	3.1	2.9	2.9
Expected Dividend Yield	0%	0%	0%
Contratual Term in Years	5.0	5.0	5.0
Weighted-Average Grant Date Fair Value	$0.68	$0.77	$0.51

The majority of these stock options are subject to a 24-month vesting provision whereby at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, whereas at the end of each of the 12,18 and 24 months after the grant date, 25% of the total stock options become exercisable.

A continuity schedule of outstanding stock options at July 31, 2018, and the changes during the periods, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2015	10,581,975	$1.38
Granted	3,033,000	1.02
Exercised	(682,167)	0.33
Expired	(1,950)	5.90
Forfeited	(825,000)	1.48
Balance, July 31, 2016	12,105,858	1.34
Granted	672,500	1.11
Exercised	(412,134)	0.56
Expired	(100,724)	4.35
Forfeited	(5,000)	0.93
Balance, July 31, 2017	12,260,500	$1.33
Granted	4,083,000	1.40
Exercised	(1,365,625)	0.70
Forfeited	(66,250)	1.24
Balance, July 31, 2018	14,911,625	$1.41

During Fiscal 2018, we issued 1,094,589 (Fiscal 2017: 264,727; and Fiscal 2016: 682,167) shares upon exercise of stock options, of which 785,000 (Fiscal 2017: 102,500; Fiscal 2016: 682,167) stock options were exercised in cash for proceeds of $530,050 (Fiscal 2017: $56,925; Fiscal 2016: $225,115), and 580,624 (Fiscal 2017: 309,634; Fiscal 2016: Nil) stock options were exercised on a forfeiture basis resulting in 309,590 (Fiscal 2017: 162,227; Fiscal 2016: Nil) net shares issued. These exercised stock options had an intrinsic value of $1,049,694 (Fiscal 2017: $232,205; Fiscal 2016: $444,023).

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

A continuity schedule of outstanding non-vested stock options at July 31, 2018, and the changes during the periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2015	3,820,000	$0.51
Granted	3,033,000	0.51
Vested	(4,350,000)	0.51
Forfeited	(180,000)	0.50
Balance, July 31, 2016	2,323,000	0.51
Granted	672,500	0.77
Vested	(2,224,750)	0.56
Forfeited	(5,000)	0.49
Balance, July 31, 2017	765,750	0.58
Granted	4,083,000	0.68
Vested	(1,303,000)	0.65
Forfeited	(66,250)	0.62
Balance, July 31, 2018	3,479,500	$0.68

At July 31, 2018, the aggregate intrinsic value of all outstanding stock options was estimated at $5,158,751 (vested: $4,368,311 and unvested: $790,440).

At July 31, 2018, the unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Incentive Plan was $1,665,447 expected to be recognized over 1.13 years.

A summary of stock options outstanding and exercisable at July 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at July 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at July 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.45 to $0.99	1,860,500	$0.93	2.87	1,860,500	$0.93	2.87
$1.00 to $1.65	11,778,625	1.33	2.47	8,299,125	1.28	1.57
$1.66 to $3.86	1,272,500	2.89	2.33	1,272,500	2.89	2.33
	14,911,625	$1.41	2.51	11,432,125	$1.41	1.87

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2018, Fiscal 2017, and Fiscal 2016 is as follows:

	Year Ended July 31,
	2018	2017	2016
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$740,640	$1,184,660	$1,630,635
Amortization of stock option expense	582,842	469,815	78,014
	1,323,482	1,654,475	1,708,649
Stock-Based Compensation for Management
Common stock issued to management	702,505	686,584	262,130
Amortization of stock option expense	284,556	473,811	735,991
	987,061	1,160,395	998,121
Stock-Based Compensation for Employees
Common stock issued to employees	773,899	584,837	205,860
Amortization of stock option expense	547,231	369,663	171,533
	1,321,130	954,500	377,393
Settlement of share issuance obligation	(127,615)	-	-
	$3,504,058	$3,769,370	$3,084,163

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2018, Fiscal 2017, and Fiscal 2016:

	Year Ended July 31,
	2018	2017	2016
Numerator
Net Loss for the Year	$(17,826,634)	$(17,971,056)	$(17,329,872)

Denominator
Basic Weighted Average Number of Shares	157,123,025	128,244,751	106,086,782
Dilutive Stock Options and Warrants	-	-	-
Diluted Weighted Average Number of Shares	157,123,025	128,244,751	106,086,782
Net Loss per Share, Basic and Diluted	$(0.11)	$(0.14)	$(0.16)

For Fiscal 2018, Fiscal 2017 and Fiscal 2016 all outstanding stock options and share purchase warrants were excluded from the computation of diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 14:	TAX REFORM AND INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Reform”), enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, which is administratively effective us on August 1, 2017, the beginning of our Fiscal 2018. The Tax Reform requires us to use a blended statutory tax rate of 26.87% for the annual period of Fiscal 2018.

We have not generated taxable income and have not recorded any current income taxes in Fiscal 2018. Consequently, the tax rate change has had no impact on our current tax expenses but has impacted the existing deferred tax liabilities and will impact future deferred tax assets to be recognized. For the three months ended January 31, 2018, we remeasured our existing deferred tax liabilities at the newly enacted tax rates and recognized a deferred tax benefit of $232,843.

The accounting for the effects of the rate changes on deferred tax balances is complete and no provisional amounts were recorded for this item.

At July 31, 2018, we had U.S. and Canadian net operating loss carry-forwards of approximately $166.5 million and $5.5 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. In Fiscal 2018, we generated tax losses totalling $19.7 million, part of which was recognized as deferred tax assets to offset the existing deferred tax liabilities of $430,121, and the remaining $17.7 million will be carried forward indefinitely as a result of the Tax Reform. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and, accordingly, we have recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

We review the valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of future tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2018	2017	2016
Federal income tax provision rate	26.87%	35.00%	35.00%
State income tax provision rate, net of federal income tax effect	0.59%	0.43%	0.35%
Total income tax provision rate	27.46%	35.43%	35.35%

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2018	2017	2016
Loss before income taxes	$(18,534,145)	$(18,005,411)	$(17,362,111)
Corporate tax rate	27.46%	35.43%	35.35%
Expected tax recovery	(5,089,476)	(6,379,317)	(6,137,506)
Increase (decrease) resulting from
Foreign tax rate differences	167,162	185,700	230,148
Permanent differences	434,863	446,377	806,736
Prior year true-up	(141,814)	(1,028,592)	(753,150)
Property acquisition	-	(491,798)	-
Foreign exchange rate differences	(41,014)	(3,248)	129,015
Other	35,706	81,660	59,705
Recognition of deferred tax assets	430,121	-	-
Change in valuation allowance	4,156,768	7,149,654	5,627,606
Tax adjustment from operations	(47,684)	(39,564)	(37,446)

Re-measurement of deferred tax liability at 21%	(232,843)	-	-
Recognition of deferred tax assets to offset deferred tax liability	(430,121)	-	-
Unrealized loss, other comprehensive loss	3,137	5,209	5,207
Deferred tax benefits	$(707,511)	$(34,355)	$(32,239)

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years. During Fiscal 2018, we recorded a deferred tax benefit of $707,511 (Fiscal 2017: $34,355; and Fiscal 2016: $32,239), of which $232,843 was resulted from the re-measurement of deferred tax liabilities to the enacted tax rate of 21% on December 21, 2017, and $430,121 was resulted from recognition of deferred tax assets relating to the taxable losses incurred in Fiscal 2018 to offset the remaining deferred tax liabilities relating to the Reno Creek Acquisition.

At December 22, 2017 and July 31, 2018, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2018	2017	2016
United States	$(17,709,866)	$(17,303,682)	$(16,488,447)
Canada	145,267	45,316	54,216
Paraguay	(969,546)	(747,045)	(927,880)
	$(18,534,145)	$(18,005,411)	$(17,362,111)

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2018	July 31, 2017
Deferred tax assets (liabilities)
Mineral properties	$1,587,220	$2,533,819
Exploration costs	6,556,355	10,950,241
Stock option expense	4,266,067	7,031,732
Depreciable property	(255,544)	(367,164)
Inventories	(3,894,552)	(5,471,486)
Asset retirement obligations	(28,925)	(130,740)
Other	57,060	179,518
Loss carry forward	42,075,593	57,989,069
	50,363,274	72,714,989
Valuation allowance	(50,366,411)	(72,720,198)
Deferred tax assets	(3,137)	(5,209)
Deferred tax assets, other comprehensive loss	3,137	5,209

Deferred tax liabilities
Mineral properties	(564,923)	(609,470)
Net deferred tax liabilities	$(564,923)	$(609,470)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years. At July 31, 2018, the deferred tax assets that may arise from the potential utilization of net operating loss carry-forwards totaled $50.4 million, decreased by $22.4 million compared to $72.7 million at July 31, 2017, primarily due to applying 21% enacted federal tax rates at July 31, 2018 compared to 35% at July 31, 2017.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,853,521
July 31, 2031	14,954,064
July 31, 2032	15,547,890
July 31, 2033	16,865,884
July 31, 2034	22,139,423
July 31, 2035	19,891,560
July 31, 2036	19,024,525
July 31, 2037	20,396,629
July 31, 2038	690,637
$166,452,123

For U.S. federal income tax purposes, a change in ownership under IRC Section 382 has occurred as a result of the Reno Creek Acquisition on August 9, 2018 and also in prior years. When an ownership change has occurred the utilization of these losses against future income would be subject to an annual limitation, which would be equal to the value of the acquired company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	764,230
July 31, 2031	2,205,364
July 31, 2032	761,843
July 31, 2033	69,854
July 31, 2034	61,769
July 31, 2035	41,173
July 31, 2036	9,917
$5,496,115

NOTE 15:	SEGMENTED INFORMATION

We currently operate in a single reportable segment and we are focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2018, long-term assets located in the U.S. were $65,135,004 or 80% of our total long-term assets of $81,270,581.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2018
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,729,697	$11,069,018	$31,527,870	$735,468	$546,938	$14,513,585	$71,122,576
Property, Plant and Equipment	6,362,608	-	357,392	-	25,889	355,663	7,101,552
Reclamation Deposits	1,700,926	15,000	73,973	-	-	-	1,789,899
Equity-Accounted Investment	-	-	-	-	693,502	-	693,502
Other Long-Term Assets	416,519	-	146,533	-	-	-	563,052
Total Long-Term Assets	$21,209,750	$11,084,018	$32,105,768	$735,468	$1,266,329	$14,869,248	$81,270,581

	July 31, 2017
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,780,728	$10,932,199	$-	$705,464	$-	$14,513,585	$38,931,976
Property, Plant and Equipment	6,414,329	-	-	-	11,185	365,668	6,791,182
Reclamation Deposits	1,690,209	15,000	819	-	-	-	1,706,028
Equity-Accounted Investment	-	-	-	-	151,676	-	151,676
Other Long-Term Assets	422,769	-	582,206	-	-	-	1,004,975
Total Long-Term Assets	$21,308,035	$10,947,199	$583,025	$705,464	$162,861	$14,879,253	$48,585,837

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

The table below provides a breakdown of our operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2018
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,381,993	$100,296	$1,282,164	$67,550	$-	$720,148	$4,552,151
General and administrative	7,055,370	13,877	581,277	10,931	3,467,934	277,817	11,407,206
Depreciation, amortization and accretion	325,567	-	12,847	996	11,599	3,615	354,624
Impairment loss on mineral properties	-	-	-	-	-	-	-
Inventory write-down	-	-	-	-	-	-	-
	9,762,930	114,173	1,876,288	79,477	3,479,533	1,001,580	16,313,981
Loss from operations	(9,762,930)	(114,173)	(1,876,288)	(79,477)	(3,479,533)	(1,001,580)	(16,313,981)

Other income (expenses)	(2,630,691)	(18,914)	1,541	-	423,657	4,243	(2,220,164)
Loss before income taxes	$(12,393,621)	$(133,087)	$(1,874,747)	$(79,477)	$(3,055,876)	$(997,337)	$(18,534,145)

	Year ended July 31, 2017
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,450,834	$101,628	$-	$70,588	$-	$1,497,338	$4,120,388
General and administrative	7,053,270	33,761	-	3,933	3,063,839	86,878	10,241,681
Depreciation, amortization and accretion	487,288	-	-	996	8,088	1,356	497,728
Impairment loss on mineral properties	185,942	8,334	-	103,666	-	-	297,942
Inventory write-down	60,694	-	-	-	-	-	60,694
	10,238,028	143,723	-	179,183	3,071,927	1,585,572	15,218,433
Loss from operations	(10,238,028)	(143,723)	-	(179,183)	(3,071,927)	(1,585,572)	(15,218,433)

Other income (expenses)	(2,772,617)	(18,914)	-	-	636	3,917	(2,786,978)
Loss before income taxes	$(13,010,645)	$(162,637)	$-	$(179,183)	$(3,071,291)	$(1,581,655)	$(18,005,411)

	Year ended July 31, 2016
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,733,007	$236,717	$-	$133,518	$-	$957,917	$4,061,159
General and administrative	6,447,801	205,591	-	2,724	2,636,514	5,116	9,297,746
Depreciation, amortization and accretion	857,966	-	-	2,821	8,142	6,795	875,724
Impairment loss on mineral properties	-	-	-	97,114	-	-	97,114
Inventory write-down	-	-	-	-	-	-	-
	10,038,774	442,308	-	236,177	2,644,656	969,828	14,331,743
Loss from operations	(10,038,774)	(442,308)	-	(236,177)	(2,644,656)	(969,828)	(14,331,743)

Other income (expenses)	(3,012,281)	(18,965)	-	-	850	28	(3,030,368)
Loss before income taxes	$(13,051,055)	$(461,273)	$-	$(236,177)	$(2,643,806)	$(969,800)	$(17,362,111)

NOTE 16:	SUPPLEMENTAL CASH FLOW INFORMATION

During Fiscal 2018, we issued 225,168 (Fiscal 2017: 865,386; and Fiscal 2016: $1,429,650) shares with a fair value of $349,834 (Fiscal 2017: $1,107,937; and Fiscal 2016: $1,372,381) for consulting services.

During Fiscal 2018, we issued 1,265,446 (Fiscal 2017: 846,069; and Fiscal 2016: 826,782) shares with a fair value of $1,839,193 (Fiscal 2017: $967,369; and Fiscal 2016: $726,244) to our directors, officers, employees and consultants under the Stock Incentive Plan.

During Fiscal 2018, we issued 398,839 shares with a fair value of $510,528 as settlement of share issuance obligations of $638,142 relating to the Fiscal 2017 share bonuses made by the Company under the Stock Incentive Plan.

During Fiscal 2018, we issued 14,634,748 shares and paid $909,930 in cash as consideration to acquire the Reno Creek Project. In addition, we issued 353,160 shares as payment of the Reimbursable Expenses totalling $483,829 and issued 217,702 shares with a fair value of $283,013 as payment of certain transaction costs.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

During Fiscal 2018, we issued 1,625,531 shares with a fair value of $2,617,105 and paid $2,940,000 in cash as consideration to acquire the North Reno Creek Project. In addition, we issued 65,684 shares with a fair value of $105,751 as payment of certain transaction costs.

During Fiscal 2018, we issued 164,767 shares with a fair value of $232,321 and paid $239,120 in cash as consideration to acquire the Diabase Project.

During Fiscal 2016, we entered into a Share Purchas and Option Agreement with CICRI, pursuant to which we acquired all of the issued and outstanding shares of JDL. As consideration, we paid $50,000 in cash and issued 1,333,560 shares with a fair value of $1,226,875 to CICRI. During Fiscal 2017, we exercised the CIC Option in accordance with the Share Purchase and Option Agreement and issued 664,879 shares with a fair value of $1,070,455 as consideration to settle certain payables associated with exercise of CIC Option.

During Fiscal 2018, we issued 565,499 (Fiscal 2017: 351,061; and Fiscal 2016: 487,574) shares with a fair value of $845,824 (Fiscal 2017: $454,195; and Fiscal 2016: $453,444) as settlement of certain payables to various vendors.

During Fiscal 2018, we issued 46,134 (Fiscal 2017: 46,800) shares with a fair value of $61,820 (Fiscal 2017: $48,672) as part of annual advance royalty payments for the Workman Creek Project.

During Fiscal 2018, we issued 641,574 (Fiscal 2017: 738,503) shares with a fair value of $900,000 (Fiscal 2017: $1,100,000) as payment of anniversary fees to our Lenders.

During Fiscal 2018, we paid $1,622,222 (Fiscal 2017: $1,622,222; and Fiscal 2016: $1,626,667) in cash for interest on the long-term debt. During Fiscal 2018, we paid $118,944 (Fiscal 2017: $117,069; and Fiscal 2016: $114,145) in surety bond premiums.

NOTE 17:	COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $21,114. Office lease agreements for the United States and Canada expire between April 2019 and July 2021 respectively.

The aggregate minimum payments over the next five years are as follows:

Fiscal 2019	$235,400
Fiscal 2020	204,890
Fiscal 2021	178,911
Fiscal 2022	-
Fiscal 2023	-
$619,201

We are committed to pay its key executives a total of $706,000 per year for management services.

The Company is subject to ordinary routine litigation incidental to its business. Except as disclosed below, the Company is not aware of any material legal proceedings pending or that have been threatened against the Company.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

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

JULY 31, 2018

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

On or about June 29, 2015, Heather M. Stephens filed a class action complaint against the Company and two of its executive officers in the United States District Court, Southern District of Texas, with an amended class action complaint filed on November 16, 2015 (the “Securities Case”), seeking unspecified damages and alleging the defendants violated Section 17(b) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss and on July 15, 2016 the U.S. District Court for the Southern District of Texas entered a final judgement dismissing the case in its entirety with prejudice. On September 22, 2016, the plaintiffs voluntarily dismissed their appeal of the district court’s judgment and on September 26, 2016 the Fifth Circuit dismissed the Securities Case pursuant to the plaintiffs’ motion. As a result, the judgment in favor of the Company is final. No settlement payments or any other consideration was paid by the Company to the plaintiffs in connection with the Securities Case’s dismissal.

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents in the District Court of Nevada (the “Nevada Derivative Case”) (collectively with the Federal Derivative Case, the “Derivative Cases”) seeking unspecified damages on behalf of the Company against the defendants for allegedly breaching their fiduciary duties to the Company with respect to the allegations in the Securities Case. On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of the Federal Derivative Case. Following the voluntary dismissal of the Federal Derivative Case, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018, we filed our answering brief. We expect a ruling by the end of calendar 2018.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

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

The Company has had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay.

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
Date: October 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal Executive Officer) and Director
Date: October 15, 2018

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: October 15, 2018

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: October 15, 2018

By:	/s/ Ivan Obolensky
Ivan Obolensky
Director
Date: October 15, 2018

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 15, 2018

By:	/s/ David Kong
David Kong
Director
Date: October 15, 2018

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 15, 2018

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: October 15, 2018