Form 10-Q
period 2018-10-31
URANIUM ENERGY CORP
filed 2018-12-10
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2018

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer	☐ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,500,838 shares of common stock outstanding as of December 5, 2018.

URANIUM ENERGY CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

3

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018

(Unaudited)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Note(s)	October 31, 2018	July 31, 2018

CURRENT ASSETS
Cash and cash equivalents	6	$9,545,339	$6,926,523
Short-term investments		15,000,000	-
Inventories		211,662	211,662
Prepaid expenses and deposits	3	1,502,769	1,023,183
Other current assets		189,362	179,360
		26,449,132	8,340,728

MINERAL RIGHTS AND PROPERTIES	4	71,165,438	71,122,576
PROPERTY, PLANT AND EQUIPMENT	5	7,082,255	7,101,552
RESTRICTED CASH	6	1,796,529	1,789,899
EQUITY-ACCOUNTED INVESTMENT	7	1,081,371	693,502
OTHER LONG-TERM ASSETS		471,383	563,052
		$108,046,108	$89,611,309

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,449,105	$2,314,763
Due to a related party	8	13,031	807
Current portion of long-term debt	9	15,000,000	10,000,000
		16,462,136	12,315,570

LONG-TERM DEBT	9	4,842,745	9,534,974
ASSET RETIREMENT OBLIGATIONS	10	4,077,623	4,020,282
DEFERRED TAX LIABILITIES		559,755	564,923
		25,942,259	26,435,749

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 176,123,390 shares issued and outstanding (July 31, 2018 - 161,175,764)	11	176,123	161,176
Additional paid-in capital		330,427,147	308,062,379
Accumulated deficit		(248,499,421)	(245,151,636)
Accumulated other comprehensive income	1	-	103,641
		82,103,849	63,175,560
		$108,046,108	$89,611,309

COMMITMENTS AND CONTINGENCIES	16
SUBSEQUENT EVENTS	1,7,9

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended October 31,
	Note(s)	2018	2017

COSTS AND EXPENSES
Mineral property expenditures	4	$866,243	$1,676,700
General and administrative	8,12	2,258,935	2,254,962
Depreciation, amortization and accretion	4,5,10	88,776	90,335
		3,213,954	4,021,997
LOSS FROM OPERATIONS		(3,213,954)	(4,021,997)

OTHER INCOME (EXPENSES)
Interest income		57,904	62,982
Interest expenses and finance costs	9	(754,849)	(740,292)
Income from equity-accounted investment	7	387,869	108,789
Other income		66,436	25,490
		(242,640)	(543,031)
LOSS BEFORE INCOME TAXES		(3,456,594)	(4,565,028)

DEFERRED TAX BENEFITS		5,168	9,188
NET LOSS FOR THE PERIOD		(3,451,426)	(4,555,840)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES		-	383
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(3,451,426)	$(4,555,457)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		166,397,293	154,133,517

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Three Months Ended October 31,
	Note(s)	2018	2017
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(3,451,426)	$(4,555,840)

Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	841,524	640,679
Depreciation, amortization and accretion	4,5,10	88,776	90,335
Amortization of long-term debt discount	9	307,771	297,422
Deferred tax benefits		(5,168)	(9,188)
Income from equity-accounted investment	7	(387,869)	(108,789)
Realized loss on available-for-sale securities		799	-
Reimbursable Expenses for Reno Creek Acquisition		-	483,829
Changes in operating assets and liabilities
Prepaid expenses and deposits		(387,917)	(138,375)
Other current assets		(10,801)	16,085
Accounts payable and accrued liabilities		(966,472)	(853,734)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(3,970,783)	(4,137,576)

FINANCING ACTIVITIES
Shares issuance for cash, net of issuance costs	11	21,639,005	-
Due to a related party	8	12,224	2,490
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		21,651,229	2,490

INVESTING ACTIVITIES
Net cash and restricted cash received from asset acquisition		-	289,038
Investment in mineral rights and properties		(55,000)	-
Purchase of property, plant and equipment		-	(2,311)
Increase in other long-term assets		-	(97,836)
Purchase of short-term investments		(15,000,000)	(8,603,700)
Redemption of short-term investments		-	10,000,000
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES		(15,055,000)	1,585,191

NET CASH FLOWS		2,625,446	(2,549,895)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		8,716,422	14,282,001
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$11,341,868	$11,732,106

SUPPLEMENTAL CASH FLOW INFORMATION	15

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	income	Equity
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$(245,151,636)	$103,641	$63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,349	-	-	15,990,962
Issued upon exercise of stock options	100,422	100	72,262	-	-	72,362
Issued upon exercise of warrants	2,061,764	2,062	2,494,555	-	-	2,496,617
Stock-based compensation
Common stock issued for consulting services	30,845	31	50,682	-	-	50,713
Common stock issued under Stock Incentive Plan	141,546	141	239,114	-	-	239,255
Amortization of stock option expenses	-	-	551,556	-	-	551,556
Warrants
Issued for equity financing	-	-	2,606,884	-	-	2,606,884
Issued for equity financing as issuance costs	-	-	371,366	-	-	371,366
Net loss for the period	-	-	-	(3,451,426)	-	(3,451,426)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	103,641	(103,641)	-
Balance, October 31, 2018	176,123,390	$176,123	$330,427,147	$(248,499,421)	$-	$82,103,849

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the three months ended October 31, 2018, or for the fiscal years ended July 31, 2018 (“Fiscal 2018”), July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) or July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

During the three months ended October 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20.2 million, and received cash proceeds of $2.6 million from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. At October 31, 2018, we had working capital of $10.0 million including cash and cash equivalents of $9.5 million and short-term investments of $15.0 million. Current liabilities included the current portion of long-term debt totaling $15.0 million, representing principal amounts of the long-term debt due over the next 12 months from October 31, 2018. On December 5, 2018, we entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”), whereby we and our lenders agreed to certain further amendments to our $20 million senior secured credit facility (the “Credit Facility”), whereby the maturity date was extended from January 1, 2020 to January 31, 2022, and whereby the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amounts due will be removed from our capital resource requirement for the next 12 months. Consequently, our existing cash resources as at October 31, 2018 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that our condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2018. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the three months ended October 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019 (“Fiscal 2019”).

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

October 31, 2018

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, as amended by ASU No. 2016-12, “Revenue from Contracts with Customers (“Topic 606”)”, which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (the full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (the modified retrospective method). The standard is effective for fiscal periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, we have adopted this standard effective August 1, 2018 and have elected to apply the modified retrospective method.

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (“Topic 825”)”, which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Upon adoption, the cumulative effect adjustment should be recorded at the beginning of the fiscal year in which the guidance is adopted. We adopted this standard effective August 1, 2018. Upon adoption, we reclassified $103,641 unrealized gains and losses, net of taxes, related to investments in marketable securities by our company or through our equity-accounted investee, from accumulated other comprehensive income to accumulative deficit in our consolidated balance sheets.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which requires the statement of cash flows present the change in restricted cash and restricted cash equivalents during the period. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We retrospectively adopted this standard effective August 1, 2018. Upon adoption, we included a reconciliation of cash and cash equivalents and restricted cash (previously “reclamation deposits”) reported within our consolidated balance sheets to the total shown in the consolidated statements of cash flows. Adoption of this guidance had no other impact on our consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Improvement to Nonemployee Share-Based Payment Accounting”, with amendments to expand the scope of Accounting Standard Codification (“ASC”), Topic 718, Compensation – Stock Compensation (“Topic 718”), to include share-based payment transactions for acquiring goods and services from nonemployees, which were previously covered under ASC 505, “Equity-Based Payments to Non-Employees”. According to ASU No. 2018-07, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in ASU No. 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We have early adopted this standard effective August 1, 2018 along with the adoption of Topic 606, and early adoption of this standard has not had a significant impact on our condensed consolidated financial statements.

NOTE 3:	PREPAID EXPENSES AND DEPOSITS

At October 31, 2018, prepaid expenses and deposits consisted of the following:

	October 31, 2018	July 31, 2018
Prepaid Property Renewal Fees	$734,366	$566,977
Prepaid Insurance	210,155	210,155
Prepaid Listing and Subscriptions	35,150	48,435
Prepaid License Fees	191,151	17,039
Prepaid Surety Bond Premium	15,301	39,192
Deposits and Expense Advances	85,429	87,630
Other Prepaid Expenses	231,217	53,755
	$1,502,769	$1,023,183

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2018, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At October 31, 2018, annual maintenance payments of approximately $1,957,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	October 31, 2018	July 31, 2018
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	9,154,268	9,154,268
Workman Creek Project	1,682,500	1,657,500
Los Cuatros Project	257,250	257,250
Slick Rock Project	676,650	646,650
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	75,052,692	74,997,692
Accumulated Depletion	(3,929,884)	(3,929,884)
	71,122,808	71,067,808

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,408,441)	(2,405,192)
	1,597	4,846

Land Use Agreements	404,310	404,310
Accumulated Amortization	(363,277)	(354,388)
	41,033	49,922
	$71,165,438	$71,122,576

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

During the three months ended October 31, 2018 and 2017, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our condensed consolidated financial statements for the three months ended October 31, 2018 and 2017, respectively.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended October 31,
	2018	2017
Mineral Property Expenditures
Palangana Mine	$280,032	$239,315
Goliad Project	18,822	22,816
Burke Hollow Project	108,545	334,237
Longhorn Project	15,376	2,808
Salvo Project	6,808	6,934
Anderson Project	22,214	15,457
Workman Creek Project	7,692	8,283
Slick Rock Project	17,224	13,613
Reno Creek Project	147,876	723,390
Yuty Project	23,403	90,968
Oviedo Project	20,725	62,196
Alto Paraná Titanium Project	25,833	39,611
Other Mineral Property Expenditures	171,693	117,072
	$866,243	$1,676,700

During the three months ended October 31, 2017, and in connection with the acquisition of the Reno Creek Project, we issued 353,160 shares as settlement of the reimbursable expenses totalling $483,829, which was included in the mineral property expenditures on our condensed consolidated statements of operations for the three months ended October 31, 2017.

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	October 31, 2018			July 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,438,681	(2,417,216)	21,465	2,438,681	(2,412,277)	26,404
Logging Equipment and Vehicles	1,944,542	(1,829,287)	115,255	1,971,742	(1,850,306)	121,436
Computer Equipment	607,342	(581,902)	25,440	607,342	(577,584)	29,758
Furniture and Fixtures	170,701	(168,954)	1,747	170,701	(168,814)	1,887
Land and Buildings	889,606	(16,413)	873,193	889,606	(12,694)	876,912
	$12,869,960	$(5,787,705)	$7,082,255	$12,897,160	$(5,795,608)	$7,101,552

During the three months ended October 31, 2018 and 2017, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three months ended October 31, 2018 and 2017, respectively.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

NOTE 6:	RESTRICTED CASH

Restricted cash (previously “reclamation deposits”) includes cash and cash equivalents as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, for estimated reclamation costs associated with our Palangana Mine, Hobson Processing Facility and Reno Creek Project. Restricted cash will be released upon completion of reclamation of a mineral property or restructuring of a surety and collateral arrangement.

	October 31, 2018	July 31, 2018
Restricted cash, beginning of period	$1,789,899	$1,706,028
Reclamation deposit received from asset acquisition	-	73,973
Refund of reclamation deposit	-	(819)
Interest received	6,630	10,717
Restricted cash, end of period	$1,796,529	$1,789,899

Cash, cash equivalents and restricted cash are included in the following accounts at October 31, 2018 and 2017:

	October 31, 2018	October 31, 2017
Cash and cash equivalents	$9,545,339	$9,952,105
Restricted cash	1,796,529	1,780,001
Total cash, cash equivalents and restricted cash	$11,341,868	$11,732,106

NOTE 7:	EQUITY-ACCOUNTED INVESTMENT

As at October 31, 2018, we held 2,000,000 shares of Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector, representing a 6.9% interest in URC. In addition, certain of our officers collectively own an interest in URC and one of our officers is a member of the board of directors of URC.

During the three months ended October 31, 2018, we entered into a royalty purchase agreement (the "Royalty Purchase Agreement") with URC in connection with the proposed purchase by URC from our Company of a one percent (1%) net smelter return royalty (collectively, the "Royalties") for uranium only on each of our Slick Rock, Workman Creek and Anderson projects. Pursuant to the Royalty Purchase Agreement, we agreed to sell the Royalties to URC for 12,000,000 common shares of URC.

On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC. As a result, we own a 34.3% interest in URC as at the date these condensed consolidated financial statements are issued. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2018.

During the three months ended October 31, 2018, the change in carrying value of the investment in URC is summarized as follows:

Balance, July 31, 2018	$693,502
Share of income from URC	15,154
Gain on ownership interest dilution	372,715
Balance, October 31, 2018	$1,081,371

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

NOTE 8:	RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2018 and 2017, we incurred $37,704 and $37,311, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the three months ended October 31, 2017, we issued 104,706 shares to Blender with a fair value of $141,678 as settlement of the equivalent amounts owed to Blender.

At October 31, 2018, the amount owing to Blender was $13,031 (July 31, 2018: $807).

NOTE 9:	LONG-TERM DEBT

As at October 31, 2018, our long-term debt consisted of the following:

	October 31, 2018	July 31, 2018
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(157,255)	(465,026)
Long-term debt, net of unamortized discount	19,842,745	19,534,974
Current portion	15,000,000	10,000,000
Long-term debt, net of current portion	$4,842,745	$9,534,974

For the three months ended October 31, 2018 and 2017, the amortization of debt discount totaled $307,771 and $297,422, respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss.

As at October 31, 2018, the current portion of the long-term debt totaled $15,000,000, representing the principal amount due over the next 12 months.

The aggregate yearly maturities of the long-term debt based on principal amounts outstanding at October 31, 2018, are as follows:

Fiscal 2019	$10,000,000
Fiscal 2020	10,000,000
Total	$20,000,000

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with each of Sprott Resource Lending Partnership, as agent, and our remaining lenders and participants (collectively, the “Lenders”), whereby we and the Lenders agreed to certain further amendments to the $20,000,000 Credit Facility.

The key terms of the Third Amended and Restated Credit Agreement are summarized as follows:

•	extension of the maturity date from January 1, 2020 to January 31, 2022;
•	deferral of the prior monthly principal payments until the new maturity date of January 31, 2022;
•	issuance of third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000 paid to the Lenders by way of the issuance of 1,180,328 shares of the Company; and
•	payment of anniversary fees to the Lenders on each of November 30, 2019, 2020 and 2021, of 7%, 6.5% and 6%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated as a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

Under the terms of the Third Amended and Restated Credit Agreement, the Credit Facility remains non-revolving with an amended term of 8.5 years maturing on January 31, 2022, subject to an interest a rate of 8% per annum, compounded and payable on a monthly basis.

The Third Amended and Restated Credit Agreement supersedes, in their entirety, the prior Second Amended and Restated Credit Agreement dated and effective February 9, 2016, the prior Amended and Restated Credit Agreement dated and effective March 13, 2014 and the prior Credit Agreement dated and effective July 30, 2013.

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations (the “ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2018	$4,020,282
Accretion	57,341
Balance, October 31, 2018	$4,077,623

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2018	July 31, 2018
Undiscounted amount of estimated cash flows	$7,275,504	$7,275,504

Payable in years	5.0 to 17	5.0 to 17
Inflation rate	1.37% to 2.14%	1.37% to 2.14%
Discount rate	5.48% to 6.40%	5.48% to 6.40%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2019	$-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	-
Fiscal 2023	148,391
Remaining balance	7,127,113
$7,275,504

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

NOTE 11:	CAPITAL STOCK

Equity Financing

On October 3, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878 (the “October 2018 Offering”). Each unit was comprised of one share of the Company and one-half of one share purchase warrant. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.05 per share, exercisable immediately upon issuance and expiring 30 months from the date of issuance. In connection with the October 2018 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 756,782 shares of our Company, exercisable at an exercise price of $2.05 per share and expiring 30 months from the date of issuance.

The shares were valued at the Company’s closing price of $1.54 per share at October 3, 2018. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Expected Risk Free Interest Rate	2.90%
Expected Annual Volatility	63.30%
Expected Contractual Life in Years	2.50
Expected Annual Dividend Yield	0.00%

The net proceeds from the October 2018 Offering were allocated to the fair values of the shares and share purchase warrants as presented below:

Fair Value of Shares	$19,424,095
Fair Value of Share Purchase Warrants	3,094,693
Total Fair Value Before Allocation to Net Proceeds	$22,518,788

Gross Proceeds	$20,180,878
Share Issuance Costs - Cash	(1,211,667)
Net Cash Proceeds Received	$18,969,211

Relative Fair Value Allocation to:
Shares	$16,362,327
Share Purchase Warrants	2,606,884
$18,969,211

Share Transactions

A summary of the share transactions for the three months ended October 31, 2018 are as follows:

	Common	Value per Share		Issuance
Period / Description	Shares Issued	Low	High	Value
Balance, July 31, 2018	161,175,764
Equity Financing	12,613,049	$1.60	$1.60	$20,180,878
Consulting Services	30,845	1.61	1.77	50,713
Warrants Exercised	2,061,764	1.20	1.35	2,496,617
Options Exercised (1)	100,422	0.93	1.32	113,539
Shares Issued Under Stock Incentive Plan	141,546	1.65	1.72	239,255
Balance, October 31, 2018	176,123,390

(1)	117,250 stock options were exercised on a forfeiture basis, resulting in 34,172 net shares being issued.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2018	30,923,489	1.97
Issued	7,063,253	2.05
Exercised	(2,061,764)	1.21
Expired	(2,850,000)	2.35
Balance, October 31, 2018	33,074,978	$2.00

A summary of share purchase warrants outstanding and exercisable at October 31, 2018 are as follows:

Weighted			Weighted Average
Average	Number of Warrants		Remaining Contractual
Exercise Price	Outstanding	Expiry Date	Life (Years)
$1.20	2,631,068	March 10, 2019	0.36
1.35	2,450,000	January 30, 2020	1.25
1.64	50,000	May 21, 2023	4.55
2.00	9,571,929	January 20, 2020	1.22
2.05	7,063,253	April 3, 2021	2.05
2.30	11,308,728	August 9, 2022	3.77
$2.00	33,074,978		2.29

NOTE 12:	STOCK-BASED COMPENSATION

At October 31, 2018, we had one stock option plan, the 2018 Stock Incentive Plan, which superseded and replaced our prior equity compensation plan, being our 2017 Stock Incentive Plan (collectively, the “Stock Incentive Plan”).

Stock Options

A continuity schedule of outstanding stock options for the underlying shares for the three months ended October 31, 2018 is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2018	14,911,625	$1.41
Exercised	(183,500)	1.19
Forfeited	(27,500)	1.44
Balance, October 31, 2018	14,700,625	$1.41

During the three months ended October 31, 2018, we issued 100,422 shares upon exercise of stock options, of which 66,250 stock options were exercised in cash for proceeds of $72,363, and 117,250 stock options were exercised on a forfeiture basis resulting in 34,172 net shares issued. The intrinsic value of these exercised options totaled $98,178.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

A continuity schedule of outstanding non-vested stock options at October 31, 2018, and the changes during the periods, is as follows:

	Number of Unvest	Weighted Average
	Stock Options	Grant-Date Fair Value
Balance, July 31, 2018	3,479,500	$0.68
Vested	(801,500)	0.70
Forfeited	(27,500)	0.67
Balance, October 31, 2018	2,650,500	$0.67

At October 31, 2018, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $1,178,406 (vested: $1,134,556 and unvested: $43,850).

At October 31, 2018, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $1,085,578 to be recognized over the next 1.08 year.

A summary of stock options outstanding and exercisable at October 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted	Remaining		Weighted	Remaining
Range of	Outstanding at	Average	Contractual Term	Exercisable at	Average	Contractual Term
Exercise Prices	October 31, 2018	Exercise Price	(Years)	October 31, 2018	Exercise Price	(Years)
$0.45 to $0.99	1,805,500	$0.93	2.61	1,805,500	$0.93	2.61
$1.00 to $1.65	11,622,625	1.33	2.20	8,972,125	1.29	1.55
$1.66 to $3.86	1,272,500	2.89	2.08	1,272,500	2.89	2.08
	14,700,625	$1.41	2.24	12,050,125	$1.40	1.76

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2018	2017
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$130,803	$281,179
Amortization of stock option expenses	54,402	(169)
	185,205	281,010
Stock-Based Compensation for Management
Common stock issued to management	35,343	35,014
Amortization of stock option expenses	216,804	94,331
	252,147	129,345
Stock-Based Compensation for Employees
Common stock issued to employees	123,822	175,322
Amortization of stock option expenses	280,350	182,617
	404,172	357,939

Settlement of share issuance obligation	-	(127,615)
	$841,524	$640,679

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended October 31,
	2018	2017
Numerator
Net Loss for the Period	$(3,451,426)	$(4,555,840)

Denominator
Basic Weighted Average Number of Shares	166,397,293	154,133,517
Dilutive Stock Options and Warrants	-	-
Diluted Weighted Average Number of Shares	166,397,293	154,133,517

Net Loss per Share, Basic and Diluted	$(0.02)	$(0.03)

For the three months ended October 31, 2018 and 2017, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 14:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At October 31, 2018, our long-term assets located in the United States totaled $65,078,252 or 80% of our total long-term assets of $81,596,976.

The table below provides a breakdown of the long-term assets by geographic segments:

	October 31, 2018
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,717,808	$11,094,018	$31,527,870	$765,219	$546,938	$14,513,585	$71,165,438
Property, Plant and Equipment	6,351,752	-	353,673	-	21,991	354,839	7,082,255
Restricted Cash	1,707,556	15,000	73,973	-	-	-	1,796,529
Equity-Accounted Investment	-	-	-	-	1,081,371	-	1,081,371
Other Long-Term Assets	353,883	-	117,500	-	-	-	471,383
Total Long-Term Assets	$21,130,999	$11,109,018	$32,073,016	$765,219	$1,650,300	$14,868,424	$81,596,976

	July 31, 2018
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,729,697	$11,069,018	$31,527,870	$735,468	$546,938	$14,513,585	$71,122,576
Property, Plant and Equipment	6,362,608	-	357,392	-	25,889	355,663	7,101,552
Restricted Cash	1,700,926	15,000	73,973	-	-	-	1,789,899
Equity-Accounted Investment	-	-	-	-	693,502	-	693,502
Other Long-Term Assets	416,519	-	146,533	-	-	-	563,052
Total Long-Term Assets	$21,209,750	$11,084,018	$32,105,768	$735,468	$1,266,329	$14,869,248	$81,270,581

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

The tables below provide a breakdown of our operating results by geographic segments for the three months ended October 31, 2018 and 2017. All intercompany transactions have been eliminated.

	Three months ended October 31, 2018
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$578,822	$30,121	$147,876	$23,875	$15,588	$69,961	$866,243
General and administrative	1,561,757	3,389	31,370	261	611,470	50,688	2,258,935
Depreciation, amortization and accretion	80,085	-	3,719	249	3,898	825	88,776
	2,220,664	33,510	182,965	24,385	630,956	121,474	3,213,954
Loss from operations	(2,220,664)	(33,510)	(182,965)	(24,385)	(630,956)	(121,474)	(3,213,954)

Other income (expenses)	(627,583)	(4,767)	300	-	387,869	1,541	(242,640)
Loss before income taxes	$(2,848,247)	$(38,277)	$(182,665)	$(24,385)	$(243,087)	$(119,933)	$(3,456,594)

	Three months ended October 31, 2017
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$716,624	$23,740	$723,391	$20,170	$-	$192,775	$1,676,700
General and administrative	1,453,871	3,389	32,432	1,122	695,927	68,221	2,254,962
Depreciation, amortization and accretion	85,786	-	1,613	249	2,082	605	90,335
	2,256,281	27,129	757,436	21,541	698,009	261,601	4,021,997
Loss from operations	(2,256,281)	(27,129)	(757,436)	(21,541)	(698,009)	(261,601)	(4,021,997)

Other income (expenses)	(659,980)	(4,767)	781	-	108,789	12,146	(543,031)
Loss before income taxes	$(2,916,261)	$(31,896)	$(756,655)	$(21,541)	$(589,220)	$(249,455)	$(4,565,028)

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2018 and 2017, we issued 30,845 and 124,469 shares with a fair value of $50,713 and $192,403, respectively, for consulting services.

During the three months ended October 31, 2018 and 2017, we issued 141,546 and 192,657 shares with a fair value of $239,255 and $274,801, respectively, as compensation to certain management, employees and consultants of the Company under the Stock Incentive Plan.

During the three months ended October 31, 2018 and 2017, we paid $408,889 and $408,889, respectively, in cash for interest on the long-term debt.

NOTE 16:	COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with approximate monthly payments of $21,000. Office lease agreements for the United States and Canada expire between April 2019 and July 2021.

The aggregate minimum rental and lease payments over the next five fiscal years are as follows:

Fiscal 2019	$175,267
Fiscal 2020	202,978
Fiscal 2021	178,367
Fiscal 2022	-
Fiscal 2023	-
$556,612

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

We are committed to paying our key executives a total of $705,000 per year for various management services.

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents (the “Company parties”) in the District Court of Nevada (the “Nevada Derivative Case”) seeking unspecified damages on behalf of the Company against the Company parties for allegedly breaching their fiduciary duties to the Company with respect to allegations previously made in a prior class action complaint as against the Company and two of its executive officers which was dismissed in September of 2016 (the “Securities Case”). On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of what was then a federal derivative case involving the same Company parties with similar allegations. Following the voluntary dismissal of the federal derivative case in November 2017, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018, we filed our answering brief. We expect a ruling by the end of calendar 2018.

The Company has had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2018, and our Form 10-K Annual Report for the fiscal year ended July 31, 2018, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2018, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2018, our most recently completed year end, to October 31, 2018, and our results of operations for the three months ended October 31, 2018 and 2017, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2018.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2018.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At October 31, 2018, we had no uranium supply or off-take agreements in place.

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

During the three months ended October 31, 2018, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the three months ended October 31, 2018:

Burke Hollow Project

During the three months ended October 31, 2018, we received a draft Radioactive Material License (“RML”) for the Burke Hollow Project and we now await the final draft RML from the TCEQ after receipt of the Mine Area Permit and Aquifer Exemption in Fiscal 2017 and the two Class I disposal well permits in Fiscal 2016.

Yuty Project

During the three months ended October 31, 2018, we continued work on the Preliminary Economic Assessment in accordance with the provisions of National Instrument 43-101 and continued detailed resource mapping to better define the five stacked roll front systems that comprise the deposit at the Yuty Project.

Equity-Accounted Investment

During the three months ended October 31, 2018, we entered into the Royalty Purchase Agreement with URC in connection with the proposed purchase by URC from our Company of a one percent (1%) net smelter return royalty for uranium only on each of our Slick Rock, Workman Creek and Anderson projects. Pursuant to the Royalty Purchase Agreement, we agreed to sell the Royalties to URC for 12,000,000 common shares of URC.

At October 31, 2018, we held 2,000,000 shares of URC, representing 6.9% interest in URC. On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC. As a result, we own 14,000,000 shares or a 34.3% interest in URC as at the date of this Quarterly Report.

Results of Operations

For the three months ended October 31, 2018 and 2017, we recorded net losses of $3,451,426 ($0.02 per share) and $4,555,840 ($0.03 per share), respectively.

During the three months ended October 31, 2018 and 2017, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended October 31, 2018 and 2017. At October 31, 2018, the total value of inventories was $211,662 (July 31, 2018: $211,662).

Costs and Expenses

For the three months ended October 31, 2018 and 2017, costs and expenses totaled $3,213,954 and $4,021,997, respectively, which were comprised of, mineral property expenditures of $866,243 and $1,676,700, general and administrative expenses of $2,258,935 and $2,254,962, and depreciation, amortization and accretion of $88,776 and $90,335, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended October 31, 2018 and 2017, mineral property expenditures totaled $866,243 and $1,676,700, respectively, of which $303,644 and $320,926, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility.

During the three months ended October 31, 2018 and 2017, mineral property expenditures on our Reno Creek Project totaled $147,876 and $239,561, respectively, which were primarily related to property maintenance and labor costs. During the three months ended October 31, 2017, and in connection with the completion of the acquisition of the Reno Creek Project, we paid reimbursable expenses of $483,829 for the property maintenance costs incurred at the Reno Creek Project prior to the closing of the acquisition of the Reno Creek Project, which were also included in the mineral property expenditures for the three months ended October 31, 2017.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended October 31,
	2018	2017
Mineral Property Expenditures
Palangana Mine	$280,032	$239,315
Goliad Project	18,822	22,816
Burke Hollow Project	108,545	334,237
Longhorn Project	15,376	2,808
Salvo Project	6,808	6,934
Anderson Project	22,214	15,457
Workman Creek Project	7,692	8,283
Slick Rock Project	17,224	13,613
Reno Creek Project	147,876	723,390
Yuty Project	23,403	90,968
Oviedo Project	20,725	62,196
Alto Paraná Titanium Project	25,833	39,611
Other Mineral Property Expenditures	171,693	117,072
	$866,243	$1,676,700

General and Administrative

During the three months ended October 31, 2018, general and administrative expenses totaled $2,258,935, which were consistent compared to $2,254,962 for the three months ended October 31, 2017.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

•	for the three months ended October 31, 2018, salaries, management and consulting fees totaled $498,110, which was consistent compared to $453,128 for the three months ended October 31, 2017.

•	for the three months ended October 31, 2018, office, insurance, filing and listing fees, investor relations, and travel expenses totaled $746,612, which was consistent compared to $778,521 for the three months ended October 31, 2017;

•

for the three months ended October 31, 2018, professional fees totaled $172,688, which decreased by $209,946 compared to $382,634 for the three months ended October 31, 2017. Professional fees are primarily comprised of legal services related to certain transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

•	for the three months ended October 31, 2018, stock-based compensation totaled $841,525, which increased by $200,846, compared to $640,679 for the three months ended October 31, 2017. We continued to utilize equity-based payments to compensate certain directors, officers, employees and consultants for services provided as part of our continuing efforts to reduce cash outlays. In July 2018 and August 2017, we granted approximately 2.0 million and 1.8 million stock options, respectively, to our directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting periods of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2018, depreciation, amortization and accretion totaled $88,776, which was consistent compared to $90,335 for the three months ended October 31, 2017.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2018, interest and finance costs totaled $754,849, which was consistent compared to $740,292 for the three months ended October 31, 2017.

For the three months ended October 31, 2018 and 2017, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889 and $408,889, amortization of debt discount of $307,771 and $297,422, and amortization of annual surety bond premium of $31,228 and $29,214, respectively.

Income from Equity-Accounted Investment

During the three months ended October 31, 2018, we recorded income from an equity-accounted investment totaling $387,869, which was comprised of a gain on ownership interest dilution of $372,715 and our share of the equity investee’s income of $15,154. During the three months ended October 31, 2017, we recorded income from an equity-accounted investment totaling $108,789, which was comprised of a gain on ownership interest dilution of $129,156, offset by our share of the equity investee’s loss of $20,367.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Sales	$-	$-	$-	$-
Net loss	(3,451,426)	(4,770,335)	(4,146,646)	(4,353,813)
Total comprehensive loss	(3,451,426)	(4,652,380)	(4,146,394)	(4,354,060)
Basic and diluted loss per share	(0.02)	(0.03)	(0.03)	(0.03)
Total assets	108,046,108	89,611,309	88,958,320	92,046,979

	For the Quarters Ended
	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Sales	$-	$-	$-	$-
Net loss	(4,555,840)	(5,587,130)	(3,798,864)	(4,332,369)
Total comprehensive loss	(4,555,457)	(5,587,076)	(3,798,892)	(4,332,327)
Basic and diluted loss per share	(0.03)	(0.04)	(0.03)	(0.04)
Total assets	94,523,947	72,177,234	74,946,960	76,665,928

Liquidity and Capital Resources

	October 31, 2018	July 31, 2018
Cash and cash equivalents	$9,545,339	$6,926,523
Short-term investments	15,000,000	-
Current assets	26,449,132	8,340,728
Current portion of long-term debt	15,000,000	10,000,000
Other current liabilities	1,462,136	2,315,570
Working capital (deficit)	9,986,996	(3,974,842)

During the three months ended October 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $2,568,979 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. At October 31, 2018, we had working capital of $9,986,996, which increased by $13,961,838 from the working capital deficit of $3,974,842 at July 31, 2018. Current liabilities at October 31, 2018 included the current portion of long-term debt totaling $15.0 million (July 31, 2018: $10.0 million), representing principal amounts of the long-term debt due over the next 12 months from October 31, 2018.

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders whereby we and the Lenders agreed to certain further amendments to our $20,000,000 Credit Facility, whereby the maturity date was extended from January 1, 2020 to January 31, 2022, and whereby the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amounts due will be removed from our capital resource requirement for the next 12 months. With the public offering completed and the Third Amended and Restated Credit Agreement effected, our existing cash resources as at October 31, 2018 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that this Quarterly Report is issued.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. We have also relied, to a limited extent, on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012; however, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Our anticipated operations, including exploration and pre-extraction activities, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013.

Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of commodities, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

•	if the weakness in the market price of uranium experienced in Fiscal 2018 continues or weakens further during Fiscal 2019;

•	if the weakness in the market price of our common stock experienced in Fiscal 2018 continues or weakens further during Fiscal 2019;

•	if we default on making scheduled payments of fees and complying with the restrictive covenants as required under our Credit Facility, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against our key assets securing our indebtedness; and

•	if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2019, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

Equity Financings

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”), providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million.

On October 3, 2018, we completed our October 2018 Offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878. Each unit was comprised of one share of the Company and one-half of one share purchase warrant. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.05 per share, exercisable immediately upon issuance and expiring 30 months from the date of issuance. In connection with the October 2018 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 756,782 shares of our Company, exercisable at an exercise price of $2.05 per share and expiring 30 months from the date of issuance.

As at October 31, 2018, a total of $68.4 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings with a remaining available balance of $31.6 million under the 2017 Shelf, as follows:

•	up to 2,850,000 shares of our common stock (the “2015 Warrant Shares”) issuable from time to time upon the exercise of 2,850,000 whole common share purchase warrants at a price of $2.35 per 2015 Warrant Share issued by us on June 25, 2015 as part of a unit offering on the same date representing approximately $6.7 million under the 2017 Shelf;

•	up to 6,594,348 shares of our common stock (the “2016 Warrant Shares”) issuable from time to time upon the exercise of 6,594,348 whole common share purchase warrants at a price of $1.20 per 2016 Warrant Share issued by us on March 10, 2016 as part of a unit offering on the same date representing approximately $7.9 million under the 2017 Shelf;

•	up to 9,571,929 shares of our common stock (the “2017 Warrant Shares”) issuable from time to time upon the exercise of 9,571,929 whole common share purchase warrants at a price of $2.00 per 2017 Warrant Share issued by us on January 20, 2017 as part of a unit offering on the same date representing approximately $19.1 million under the 2017 Shelf;

•	12,613,049 shares of our common stock (the “2018 Unit Shares”) issued by us on October 3, 2018 as part of the unit offering on the same date representing approximately $20.2 million under the 2017 Shelf; and

•	7,063,253 shares of our common stock (the “2018 Warrant Shares”) issuable from time to time upon the exercise of 7,063,253 whole common share purchase warrants at a price of $2.05 per 2018 Warrant Share issued by us on October 3, 2018 as part of our October 2018 Offering representing approximately $14.5 million under the 2017 Shelf.

Debt Financing

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders, whereby we and the Lenders agreed to certain further amendments to the Credit Facility, under which initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013, and additional funding of $10,000,000 was received by the Company upon closing of the amended Credit Facility on March 13, 2014.

The key terms of the Third Amended and Restated Credit Agreement are summarized as follows:

•	extension of the maturity date from January 1, 2020 to January 31, 2022;
•	deferral of the prior monthly principal payments until the new maturity date of January 31, 2022;
•	issuance of third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000 paid to the Lenders by way of the issuance of 1,180,328 shares of the Company at a deemed issuance price per share of $1,18611 representing a 10% discount to our five trading-day volume-weighted average trading price prior to closing; and
•	payment of anniversary fees to the Lenders on each of November 30, 2019, 2020 and 2021, of 7%, 6.5% and 6%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated as a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date.

The Credit Facility is non-revolving with an amended term of 8.5 years maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis.

The Third Credit Amended and Restated Agreement supersedes, in their entirety, the prior Second Amended and Restated Credit Agreement dated and effective February 9, 2016, the prior Amended and Restated Credit Agreement dated and effective March 13, 2014 and the prior Credit Agreement dated and effective July 30, 2013.

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the three months ended October 31, 2018, and Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2018.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2018 and 2017 was $3,970,783 and $4,137,576, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the three months ended October 31, 2018, net cash provided by financing activities was $21,651,229, primarily resulting from net proceeds of $21,639,005 received from equity financing and a $12,224 change in amount due to a related party. On October 3, 2018, we completed our October 2018 Offering of 12,613,049 units at a price of $1.60 per unit and received net proceeds of $19,070,025. In addition, we received net proceeds of $2,496,617 from the exercise of share purchase warrants and $72,363 from the exercise of stock options. During the three months ended October 31, 2017, net cash provided by financing activities was $2,490 as a result of a change in amount due to a related party.

Investing Activities

During the three months ended October 31, 2018, net cash used in investing activities totaled $15,055,000, primarily for the purchase of short-term investments of $15,000,000, and investment in mineral rights and properties of $55,000.

During the three months ended October 31, 2017, net cash provided by investing activities was $1,585,191, primarily from net cash of $215,065 and restricted cash of $73,973 received from the acquisition of the Reno Creek Project, and cash received from the redemption of short-term investments totaling $10,000,000, offset by cash used in the purchase of short-term investments of $8,603,700, and a $97,836 increase in other long-term assets.

Stock Options and Warrants

At October 31, 2018, we had stock options outstanding representing 14,700,625 shares at a weighted-average exercise price of $1.41 per share and share purchase warrants outstanding representing 33,074,978 shares at a weighted-average exercise price of $2.00 per share. At October 31, 2018, outstanding stock options and warrants represented a total 47,775,603 shares issuable for gross proceeds of approximately $86.9 million should these stock options and warrants be exercised in full. At October 31, 2018, outstanding in-the-money stock options and warrants represented a total of 13,937,693 shares exercisable for gross proceeds of approximately $17.0 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended October 31, 2018 and 2017, we incurred $37,704 and $37,311, respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the three months ended October 31, 2017, we issued 104,706 shares to Blender with a fair value of $141,678, as settlement of the equivalent amounts owed to Blender.

At October 31, 2018, the amount owing to Blender was $13,031 (July 31, 2018: $807).

Material Commitments

Long-Term Debt Obligations

At October 31, 2018, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2019.

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement, whereby we and the Lenders agreed to extend the maturity date of the Credit Facility from January 1, 2020 to January 31, 2022, and to defer the prior monthly principal payments until the new maturity date of January 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data in our Form 10-K Annual Report for Fiscal 2018.

Refer to “Critical Accounting Policies” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Annual Report for Fiscal 2018.

Subsequent Events

On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC.

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement, whereby we and the Lenders agreed to extend the maturity date of Credit Facility from January 1, 2020 to January 31, 2022 and to defer the prior monthly principal payments until the new maturity date of January 31, 2022.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for Fiscal 2018.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting and disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and, except for the remediation procedure described below which has not yet been fully tested, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

In our assessment of the effectiveness of our Company’s internal control over financial reporting as at July 31, 2018, we identified a material weakness relating to a review control. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

During the fiscal quarter ended October 31, 2018, in response to this material weakness, management implemented new control procedures to increase the precision level and documentation of review, and involvement and rigor in management review in procedures. Management will not consider the material weakness remediated until the remedial control procedures implemented operate for a period of time and the control procedures are tested to ensure they are operating effectively. We expect testing and full remediation of the material weakness to occur prior to the year end of our Fiscal 2019. As the remediation has not yet been tested, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures cannot be deemed effective at a level that provides reasonable assurance as of the date of this Quarterly Report.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

Except for the remediation procedure described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents (the “Company parties”) in the District Court of Nevada (the “Nevada Derivative Case”) seeking unspecified damages on behalf of the Company against the Company parties for allegedly breaching their fiduciary duties to the Company with respect to allegations previously made in a prior class action complaint as against the Company and two of its executive officers which was dismissed in September of 2016 (the “Securities Case”). On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of what was then a federal derivative case involving the same Company parties with similar allegations. Following the voluntary dismissal of the federal derivative case in November of 2017, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018, we filed our answering brief. We expect a ruling by the end of calendar 2018.

The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay.

Item 1A.    Risk Factors

In addition to the information contained in our Form 10-K Annual Report for Fiscal 2018, and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2018.

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

As more fully described under Item 1. Business, in our Form 10-K Annual Report for Fiscal 2018, we were incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $248.5 million at October 31, 2018. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2018, Fiscal 2016 to Fiscal 2018, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

During the three months ended October 31, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $2,568,979 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. At October 31, 2018, we had working capital of $10.0 million including cash and cash equivalents of $9.5 million and short-term investments of $15.0 million. Current liabilities included current portion of long-term debt totaling $15.0 million, representing principal amounts of the long-term debt due over the next 12 months from October 31, 2018. On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders whereby we and the Lenders agreed to certain further amendments to our $20,000,000 Credit Facility, whereby the maturity date was extended from January 1, 2020 to January 31, 2022, and whereby the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amounts due will be removed from our capital resource requirement for the next 12 months. Consequently, our existing cash resources as at October 31, 2018 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders under which we had previously drawn down the maximum $20 million in principal. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2018, Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the three months ended October 31, 2018, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $4.1 million on our balance sheet at October 31, 2018, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Oviedo and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

We are authorized to issue 750,000,000 shares of common stock of which 176,123,390 shares were issued and outstanding as of October 31, 2018. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed the 2017 Shelf, which was declared effective on March 10, 2017, providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $68.4 million has been utilized through public offerings as of October 31, 2018.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

•	on each of August 3, 2018 and September 4, 2018, we issued 5,426 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.29 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

•	on August 17, 2018, we issued 15,827 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.61 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and

•	on October 5, 2018, we issued 4,166 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.68 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2018, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: December 7, 2018

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: December 7, 2018

