Form 10-Q
period 2019-01-31
URANIUM ENERGY CORP
filed 2019-03-12
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019

or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,523,915 shares of common stock outstanding as of March 8, 2019.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2019

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Note(s)	January 31, 2019	July 31, 2018

CURRENT ASSETS
Cash and cash equivalents	6	$3,990,524	$6,926,523
Short-term investments		18,026,455	-
Inventories		211,662	211,662
Prepaid expenses and deposits	3	1,347,612	1,023,183
Other current assets		260,170	179,360
		23,836,423	8,340,728

MINERAL RIGHTS AND PROPERTIES	4	63,763,109	71,122,576
PROPERTY, PLANT AND EQUIPMENT	5	7,083,431	7,101,552
RESTRICTED CASH	6	1,804,328	1,789,899
EQUITY-ACCOUNTED INVESTMENT	7	10,091,608	693,502
OTHER LONG-TERM ASSETS		379,279	563,052
		$106,958,178	$89,611,309

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,473,418	$2,314,763
Due to a related party	8	28,338	807
Current portion of long-term debt	9	-	10,000,000
		1,501,756	12,315,570

LONG-TERM DEBT	9	18,801,094	9,534,974
ASSET RETIREMENT OBLIGATIONS	10	4,134,963	4,020,282
DEFERRED TAX LIABILITIES		552,957	564,923
		24,990,770	26,435,749

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 177,642,699 shares issued and outstanding (July 31, 2018 - 161,175,764)	11	177,643	161,176
Additional paid-in capital		332,600,628	308,062,379
Accumulated deficit		(250,849,095)	(245,151,636)
Accumulated other comprehensive income	1	38,232	103,641
		81,967,408	63,175,560
		$106,958,178	$89,611,309

COMMITMENTS AND CONTINGENCIES	16
SUBSEQUENT EVENTS	11,16

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Note(s)	2019	2018	2019	2018
COSTS AND EXPENSES
Mineral property expenditures	4	$899,217	$980,215	$1,765,460	$2,656,915
General and administrative	8,12	2,183,463	2,864,165	4,442,398	5,119,127
Depreciation, amortization and accretion	4,5,10	84,807	89,437	173,583	179,772
		3,167,487	3,933,817	6,381,441	7,955,814
LOSS FROM OPERATIONS		(3,167,487)	(3,933,817)	(6,381,441)	(7,955,814)

OTHER INCOME (EXPENSES)
Interest income		117,078	86,886	174,982	149,868
Interest expenses and finance costs	9	(813,809)	(756,293)	(1,568,658)	(1,496,585)
(Loss) income from equity-accounted investment	7	(105,837)	(7,556)	282,032	101,233
Other income		29,819	10,344	96,255	35,834
Gain (loss) on disposition of assets	4	1,583,764	(474)	1,583,764	(474)
		811,015	(667,093)	568,375	(1,210,124)
LOSS BEFORE INCOME TAXES		(2,356,472)	(4,600,910)	(5,813,066)	(9,165,938)

DEFERRED TAX BENEFITS		6,798	247,097	11,966	256,285
NET LOSS FOR THE PERIOD		(2,349,674)	(4,353,813)	(5,801,100)	(8,909,653)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES		38,232	(247)	38,232	136
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(2,311,442)	$(4,354,060)	$(5,762,868)	$(8,909,517)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.01)	$(0.03)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		177,061,313	156,207,557	171,729,303	155,170,537

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months Ended January 31,
	Note(s)	2019	2018
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(5,801,100)	$(8,909,653)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	1,588,866	1,614,774
Depreciation, amortization and accretion	4,5,10	173,583	179,772
Amortization of long-term debt discount	9	666,120	605,831
(Gain) loss on disposition of assets	4	(1,583,764)	474
Deferred tax benefits		(11,966)	(256,285)
Income from equity-accounted investment	7	(282,032)	(101,233)
Realized loss on available-for-sale securities		799	-
Reimbursable Expenses for Reno Creek Acquisition		-	483,829
Changes in operating assets and liabilities
Prepaid expenses and deposits		(168,785)	(195,020)
Other current assets		(81,609)	(9,126)
Accounts payable and accrued liabilities		(841,344)	(208,096)
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(6,341,232)	(6,794,733)

FINANCING ACTIVITIES
Shares issued for cash, net of issuance costs	11	21,538,191	103,300
Due to a related party	8	27,531	635
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		21,565,722	103,935

INVESTING ACTIVITIES
Net cash and restricted cash received from asset acquisition		-	289,038
Investment in mineral rights and properties		(105,000)	(70,000)
Purchase of property, plant and equipment		(19,505)	(6,338)
Increase in other long-term assets		-	(201,160)
Purchase of short-term investments		(18,026,455)	(20,285,190)
Redemption of short-term investments		-	18,101,275
Proceeds from disposition of assets		4,900	-
NET CASH USED IN INVESTING ACTIVITIES		(18,146,060)	(2,172,375)

NET CASH FLOWS		(2,921,570)	(8,863,173)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		8,716,422	14,282,001
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$5,794,852	$5,418,828

SUPPLEMENTAL CASH FLOW INFORMATION	15

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$(245,151,636)	$103,641	$63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,349	-	-	15,990,962
Issued upon exercise of stock options	117,386	117	72,246	-	-	72,363
Issued upon exercise of warrants	2,061,764	2,062	2,494,555	-	-	2,496,617
Issued for credit facility	1,180,328	1,180	1,398,820	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	129,706	129	178,325	-	-	178,454
Common stock issued under Stock Incentive Plan	364,702	366	529,126	-	-	529,492
Amortization of stock option expenses	-	-	908,578	-	-	908,578
Warrants
Issued for equity financing	-	-	2,606,884	-	-	2,606,884
Issued for equity financing as issuance costs	-	-	371,366	-	-	371,366
Net loss for the period	-	-	-	(5,801,100)	-	(5,801,100)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	103,641	(103,641)	-
Other comprehensive income	-	-	-	-	38,232	38,232
Balance, January 31, 2019	177,642,699	$177,643	$332,600,628	$(250,849,095)	$38,232	$81,967,408

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the six months ended January 31, 2019, or for the fiscal years ended July 31, 2018 (“Fiscal 2018”), July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) or July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

During the six months ended January 31, 2019, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20.2 million, and received cash proceeds of $2.6 million from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. At January 31, 2019, we had working capital of $22.3 million including cash and cash equivalents of $4.0 million and short-term investments of $18.0 million. On December 5, 2018, we entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”), whereby we and our lenders agreed to certain further amendments to our $20 million senior secured credit facility (the “Credit Facility”), whereby the maturity date was extended from January 1, 2020 to January 31, 2022, and whereby the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amounts reported as current-portion of long-term debt at October 31, 2018 has been removed from our capital resource requirement for the next 12 months. As a consequence, our existing cash resources as at January 31, 2019 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that our condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2018. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the six months ended January 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019 (“Fiscal 2019”).

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
January 31, 2019
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

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, rather than capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, as amended by ASU No. 2016-12, “Revenue from Contracts with Customers (“Topic 606”)”, which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (the full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (the modified retrospective method). The standard is effective for fiscal periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, we have adopted this standard effective August 1, 2018 and have elected to apply the modified retrospective method.

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
January 31, 2019
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

NOTE 3: PREPAID EXPENSES AND DEPOSITS

At January 31, 2019, prepaid expenses and deposits consisted of the following:

	January 31, 2019	July 31, 2018
Prepaid Property Renewal Fees	$702,270	$566,977
Prepaid Insurance	212,148	210,155
Prepaid Listing and Subscriptions	12,716	48,435
Prepaid License Fees	132,681	17,039
Prepaid Surety Bond Premium	86,514	39,192
Deposits and Expense Advances	85,911	87,630
Other Prepaid Expenses	115,372	53,755
	$1,347,612	$1,023,183

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

NOTE 4: MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2019, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At January 31, 2019, annual maintenance payments of approximately $2,484,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	January 31, 2019	July 31, 2018
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	9,154,268
Workman Creek Project	649,854	1,657,500
Los Cuatros Project	257,250	257,250
Slick Rock Project	-	646,650
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,659,501	74,997,692
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,729,617	71,067,808

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,408,690)	(2,405,192)
	1,348	4,846

Land Use Agreements	404,310	404,310
Accumulated Amortization	(372,166)	(354,388)
	32,144	49,922
	$63,763,109	$71,122,576

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

During the six months ended January 31, 2019, we entered into a royalty purchase agreement (the "Royalty Purchase Agreement") with Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector, in connection with the proposed purchase by URC from our Company of a one percent (1%) net smelter return royalty (collectively, the "Royalties") for uranium only, on each of our Slick Rock, Workman Creek and Anderson projects. On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC (the “Consideration Shares”) with a fair value of $9,077,842.

The fair value of Consideration Shares, net of transaction costs of $55,787, was allocated to the respective underlying projects based on their identified mineral resources as follows:

Fair value of Consideration Shares	$9,077,842
Transaction costs	55,787
Net consideration	$9,022,055

Net consideration allocation to:	Allocation %	Net Consideration Allocation
Anderson Project	63%	$5,683,895
Workman Creek Project	12%	1,082,646
Slick Rock Project	25%	2,255,514
	100%	$9,022,055

The net consideration allocation amounts have reduced the carrying value of the Anderson Project by $5,683,895, Workman Creek Project reduced by $1,082,646 and the Slick Rock Project by $676,650. The net consideration of $2,255,514 allocated to the Slick Rock Project exceeded its carrying value of $676,650 by $1,578,864, which was recorded as a gain on disposition of asset and included in the condensed consolidated statement of operations for the three and six months ended January 31, 2019.

During the six months ended January 31, 2019 and 2018, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our condensed consolidated financial statements for the three and six months ended January 31, 2019 and 2018, respectively.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Mineral Property Expenditures
Palangana Mine	$246,592	$237,215	$526,624	$476,530
Goliad Project	19,056	19,899	37,878	42,715
Burke Hollow Project	166,469	83,555	275,014	417,792
Longhorn Project	10,157	3,265	25,533	6,072
Salvo Project	6,702	6,702	13,510	13,636
Anderson Project	15,056	14,572	37,270	30,030
Workman Creek Project	7,673	7,673	15,364	15,955
Slick Rock Project	12,206	14,192	29,430	27,805
Reno Creek Project	147,418	244,982	295,294	968,372
Yuty Project	62,600	134,228	86,003	225,196
Oviedo Project	40,758	19,046	61,483	81,242
Alto Paraná Titanium Project	34,429	74,821	60,262	114,432
Other Mineral Property Expenditures	130,101	120,065	301,795	237,138
	$899,217	$980,215	$1,765,460	$2,656,915

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

During the three and six months ended January 31, 2018, and in connection with the acquisition of the Reno Creek Project, we issued 353,160 shares as settlement of the reimbursable expenses totalling $483,829, which was included in the mineral property expenditures on our condensed consolidated statements of operations for the six months ended January 31, 2018.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2019			July 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,413,783	(2,390,990)	22,793	2,438,681	(2,412,277)	26,404
Logging Equipment and Vehicles	1,851,883	(1,736,309)	115,574	1,971,742	(1,850,306)	121,436
Computer Equipment	584,520	(555,690)	28,830	607,342	(577,584)	29,758
Furniture and Fixtures	170,701	(169,096)	1,605	170,701	(168,814)	1,887
Land and Buildings	889,606	(20,132)	869,474	889,606	(12,694)	876,912
	$12,729,581	$(5,646,150)	$7,083,431	$12,897,160	$(5,795,608)	$7,101,552

During the six months ended January 31, 2019 and 2018, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three and six months ended January 31, 2019 and 2018, respectively.

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

	January 31, 2019	July 31, 2018
Restricted cash, beginning of period	$1,789,899	$1,706,028
Reclamation deposit received from asset acquisition	-	73,973
Refund of reclamation deposit	-	(819)
Interest received	14,429	10,717
Restricted cash, end of period	$1,804,328	$1,789,899

Cash, cash equivalents and restricted cash are included in the following accounts at January 31, 2019 and 2018:

	January 31, 2019	January 31, 2018
Cash and cash equivalents	$3,990,524	$3,639,646
Restricted cash	1,804,328	1,779,182
Total cash, cash equivalents and restricted cash	$5,794,852	$5,418,828

NOTE 7:  EQUITY-ACCOUNTED INVESTMENT

On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC with a fair value of $9,077,842. Refer to Note 4: Mineral Rights and Properties. As a result, we own 14,000,000 shares of URC, representing a 33.7% interest in URC as at January 31, 2019. In addition, certain of our officers collectively own an interest in URC and one of our officers is a member of the board of directors of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2019.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

During the six months ended January 31, 2019, the change in carrying value of the investment in URC is summarized as follows:

Balance, July 31, 2018	$693,502
Consideration Shares received from sale of royalty interests	9,077,842
Share of loss from URC	(74,742)
Gain on ownership interest dilution	356,774
Gain from foreign currency translation	38,232
Balance, January 31, 2019	$10,091,608

NOTE 8: RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2019 and 2018, we incurred $40,017 and $39,329 (six months ended January 31, 2019 and 2018: $77,721 and $76,640), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the six months ended January 31, 2018, we issued 104,706 shares to Blender with a fair value of $141,678 as settlement of the equivalent amounts owed to Blender.

At January 31, 2019, the amount owing to Blender was $28,338 (July 31, 2018: $807).

NOTE 9:      LONG-TERM DEBT

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with each of Sprott Resource Lending Partnership, as agent, and our remaining lenders and participants (collectively, the “Lenders”), whereby we and the Lenders agreed to certain further amendments to the $20,000,000 Credit Facility.

The key terms of the Third Amended and Restated Credit Agreement are summarized as follows:

●	extension of the maturity date from January 1, 2020 to January 31, 2022;
●	deferral of the prior monthly principal payments until the new maturity date of January 31, 2022;
●	issuance of third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000 paid to the Lenders by way of the issuance of 1,180,328 shares of the Company; and
●

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

Under the terms of the Third Amended and Restated Credit Agreement, the Credit Facility remains non-revolving with an amended term of 8.5 years maturing on January 31, 2022, subject to an interest a rate of 8% per annum, compounded and payable on a monthly basis. An underlying effective interest rate of 16.67% has been calculated under the assumption that the Company will carry the full principal balance of $20,000,000 to its contractual maturity on January 31, 2022 without exercising the prepayment feature; and therefore, the anniversary fee payments of $1,400,000, $1,300,000 and $1,200,000, which are calculated on the principal balance then outstanding and can be made in shares or cash at the Company’s discretion, will become due on each of November 30, 2019, 2020 and 2021, respectively.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

The Third Amended and Restated Credit Agreement supersedes, in their entirety, the prior Second Amended and Restated Credit Agreement dated and effective February 9, 2016, the prior Amended and Restated Credit Agreement dated and effective March 13, 2014 and the prior Credit Agreement dated and effective July 30, 2013.

As at January 31, 2019, our long-term debt consisted of the following:

	January 31, 2019	July 31, 2018
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(1,198,906)	(465,026)
Long-term debt, net of unamortized discount	18,801,094	19,534,974
Current portion	-	10,000,000
Long-term debt, net of current portion	$18,801,094	$9,534,974

For the three and six months ended January 31, 2019, the amortization of debt discount totaled $358,349 and $666,120 (three and six months ended January 31, 2018: $308,409 and $605,831), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss.

NOTE 10: ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations (the “ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2018	$4,020,282
Accretion	114,681
Balance, January 31, 2019	$4,134,963

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2019			July 31, 2018
Undiscounted amount of estimated cash flows	$7,275,504			$7,275,504

Payable in years	5.0	to	17	5.0	to	17
Inflation rate	1.37%	to	2.14%	1.37%	to	2.14%
Discount rate	5.48%	to	6.40%	5.48%	to	6.40%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2019	$-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	-
Fiscal 2023	148,391
Remaining balance	7,127,113
$7,275,504

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
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
$18,969,211

 URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

Share Transactions

A summary of the share transactions for the six months ended January 31, 2019 are as follows:

Period / Description	Common	Value per Share		Issuance
	Shares Issued	Low	High	Value
Balance, July 31, 2018	161,175,764
Equity Financing	12,613,049	$1.60	$1.60	$20,180,878
Consulting Services	30,845	1.61	1.77	50,713
Warrants Exercised	2,061,764	1.20	1.35	2,496,617
Options Exercised (1)	100,422	0.93	1.32	113,539
Shares Issued Under Stock Incentive Plan	141,546	1.65	1.72	239,255
Balance, October 31, 2018	176,123,390
Credit Facility	1,180,328	1.19	1.19	1,400,000
Consulting Services	98,861	1.26	1.42	127,741
Options Exercised (2)	16,964	0.45	0.45	7,634
Shares Issued Under Stock Incentive Plan	223,156	1.25	1.33	290,237
Balance, January 31, 2019	177,642,699

(1)	117,250 stock options were exercised on a forfeiture basis, resulting in 34,172 net shares being issued.
(2)	25,000 stock options were exercised on a forfeiture basis, resulting in 16,964 net shares being issued.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2018	30,923,489	1.97
Issued	7,063,253	2.05
Exercised	(2,061,764)	1.21
Expired	(2,850,000)	2.35
Balance, January 31, 2019	33,074,978	$2.00

A summary of share purchase warrants outstanding and exercisable at January 31, 2019 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.20	2,631,068	March 10, 2019	0.10
1.35	2,450,000	January 30, 2020	1.00
1.64	50,000	May 21, 2023	4.30
2.00	9,571,929	January 20, 2020	0.97
2.05	7,063,253	April 3, 2021	2.17
2.30	11,308,728	August 9, 2022	3.52
$2.00	33,074,978		2.04

Subsequent to January 31, 2019, we received cash proceeds totaling $2,325,740 from the exercise of 1,938,117 share purchase warrants with an exercise price of $1.20 per share.

 URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

NOTE 12: STOCK-BASED COMPENSATION

At January 31, 2019, we had one stock option plan, the 2018 Stock Incentive Plan, which superseded and replaced our prior equity compensation plan, being our 2017 Stock Incentive Plan (collectively, the “Stock Incentive Plan”).

Stock Options

During the three months ended January 31, 2019, we granted stock options under the 2018 Plan to certain employees to purchase a total of 40,000 shares of the Company exercisable at $1.25 per share with a term of five years.

These stock options are subject to a 24-month vesting provision whereby at the end of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

A summary of stock options granted by the Company during the six months ended January 31, 2019, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Granted	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
January 3, 2019	40,000	$1.25	5.00	$24,164	3.70	2.34%	0.00%	63.70%
Total	40,000			$24,164

A continuity schedule of outstanding stock options for the underlying shares for the six months ended January 31, 2019 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2018	14,911,625	$1.41
Exercised	(183,500)	1.19
Forfeited	(27,500)	1.44
Balance, October 31, 2018	14,700,625	$1.41
Granted	40,000	1.25
Exercised	(25,000)	0.45
Forfeited	(12,500)	1.33
Balance, January 31, 2019	14,703,125	$1.41

During the six months ended January 31, 2019, we issued 117,386 shares upon exercise of stock options, of which 66,250 stock options were exercised in cash for proceeds of $72,363, and 142,250 stock options were exercised on a forfeiture basis resulting in 51,136 net shares issued. The intrinsic value of these exercised options totaled $121,927.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

A continuity schedule of outstanding un-vested stock options at January 31, 2019, and the changes during the periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2018	3,479,500	$0.68
Vested	(801,500)	0.70
Forfeited	(27,500)	0.67
Balance, October 31, 2018	2,650,500	0.67
Granted	40,000	0.60
Vested	(278,000)	0.69
Balance, January 31, 2019	2,412,500	$0.67

At January 31, 2019, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $944,258 (vested: $924,993 and unvested: $19,265).

At January 31, 2019, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $752,717 to be recognized over the next 1.0 year.

A summary of stock options outstanding and exercisable at January 31, 2019 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at January 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at January 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.93	to	$1.30	5,086,625	$1.11	2.73	4,177,125	$1.08	2.53
$1.31	to	$3.86	9,616,500	1.57	1.62	8,113,500	1.58	1.09
			14,703,125	$1.41	2.00	12,290,625	$1.41	1.58

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$229,806	$157,599	$360,610	$438,778
Amortization of stock option expenses	30,319	341,788	84,720	341,619
	260,125	499,387	445,330	780,397
Stock-Based Compensation for Management
Common stock issued to management	35,639	34,230	70,983	69,244
Amortization of stock option expenses	139,900	86,650	356,704	180,981
	175,539	120,880	427,687	250,225
Stock-Based Compensation for Employees
Common stock issued to employees	124,872	201,714	248,695	377,036
Amortization of stock option expenses	186,806	152,114	467,154	334,731
	311,678	353,828	715,849	711,767

Settlement of share issuance obligation	-	-	-	(127,615)
	$747,342	$974,095	$1,588,866	$1,614,774

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

NOTE 13: LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Numerator
Net Loss for the Period	$(2,349,674)	$(4,353,813)	$(5,801,100)	$(8,909,653)

Denominator
Basic Weighted Average Number of Shares	177,061,313	156,207,557	171,729,303	155,170,537
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	177,061,313	156,207,557	171,729,303	155,170,537

Net Loss per Share, Basic and Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)

For the three and six months ended January 31, 2019 and 2018, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 14:  SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At January 31, 2019, our long-term assets located in the United States totaled $57,596,055 or 69% of our total long-term assets of $83,121,755.

The table below provides a breakdown of the long-term assets by geographic segments:

	January 31, 2019
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,708,919	$4,377,477	$31,527,870	$88,320	$546,938	$14,513,585	$63,763,109
Property, Plant and Equipment	6,359,909	-	349,953	-	19,402	354,167	7,083,431
Restricted Cash	1,715,355	15,000	73,973	-	-	-	1,804,328
Equity-Accounted Investment	-	-	-	-	10,091,608	-	10,091,608
Other Long-Term Assets	291,612	-	87,667	-	-	-	379,279
Total Long-Term Assets	$21,075,795	$4,392,477	$32,039,463	$88,320	$10,657,948	$14,867,752	$83,121,755

	July 31, 2018
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,729,697	$11,069,018	$31,527,870	$735,468	$546,938	$14,513,585	$71,122,576
Property, Plant and Equipment	6,362,608	-	357,392	-	25,889	355,663	7,101,552
Restricted Cash	1,700,926	15,000	73,973	-	-	-	1,789,899
Equity-Accounted Investment	-	-	-	-	693,502	-	693,502
Other Long-Term Assets	416,519	-	146,533	-	-	-	563,052
Total Long-Term Assets	$21,209,750	$11,084,018	$32,105,768	$735,468	$1,266,329	$14,869,248	$81,270,581

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

The tables below provide a breakdown of our operating results by geographic segments for the three and six months ended January 31, 2019 and 2018. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2019
Statement of Operations	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Costs and Expenses:
Mineral property expenditures	$575,666	$22,866	$147,418	$15,345	$135	$137,787	$899,217
General and administrative	1,508,298	3,482	23,132	1,687	613,571	33,293	2,183,463
Depreciation, amortization and accretion	76,327	-	3,720	249	2,589	1,922	84,807
	2,160,291	26,348	174,270	17,281	616,295	173,002	3,167,487
Loss from operations	(2,160,291)	(26,348)	(174,270)	(17,281)	(616,295)	(173,002)	(3,167,487)

Other income (expenses)	(658,534)	(4,768)	100	1,578,864	(105,837)	1,190	811,015
Loss before income taxes	$(2,818,825)	$(31,116)	$(174,170)	$1,561,583	$(722,132)	$(171,812)	$(2,356,472)

	Three Months Ended January 31, 2018
Statement of Operations	United States				Canada	Paragual	Total
	Texas	Arizona	Wyoming	Other States
Costs and Expenses:
Mineral property expenditures	$467,284	$22,822	$245,825	$16,189	$-	$228,095	$980,215
General and administrative	1,706,667	3,710	491,361	1,122	662,442	(1,137)	2,864,165
Depreciation, amortization and accretion	81,998	-	3,796	249	2,035	1,359	89,437
	2,255,949	26,532	740,982	17,560	664,477	228,317	3,933,817
Loss from operations	(2,255,949)	(26,532)	(740,982)	(17,560)	(664,477)	(228,317)	(3,933,817)

Other income (expenses)	(551,416)	(4,768)	709	-	(108,789)	(2,829)	(667,093)
Loss before income taxes	$(2,807,365)	$(31,300)	$(740,273)	$(17,560)	$(773,266)	$(231,146)	$(4,600,910)

	Six Months Ended January 31, 2019
Statement of Operations	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Costs and Expenses:
Mineral property expenditures	$1,154,488	$52,987	$295,294	$39,220	$15,723	$207,748	$1,765,460
General and administrative	3,070,055	6,871	54,502	1,948	1,225,041	83,981	4,442,398
Depreciation, amortization and accretion	156,412	-	7,439	498	6,487	2,747	173,583
	4,380,955	59,858	357,235	41,666	1,247,251	294,476	6,381,441
Loss from operations	(4,380,955)	(59,858)	(357,235)	(41,666)	(1,247,251)	(294,476)	(6,381,441)

Other income (expenses)	(1,286,117)	(9,535)	400	1,578,864	282,032	2,731	568,375
Loss before income taxes	$(5,667,072)	$(69,393)	$(356,835)	$1,537,198	$(965,219)	$(291,745)	$(5,813,066)

	Six Months Ended January 31, 2018
Statement of Operations	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Costs and Expenses:
Mineral property expenditures	$1,183,908	$46,562	$969,216	$36,359	$-	$420,870	$2,656,915
General and administrative	3,160,538	7,099	523,793	2,244	1,358,369	67,084	5,119,127
Depreciation, amortization and accretion	167,784	-	5,409	498	4,117	1,964	179,772
	4,512,230	53,661	1,498,418	39,101	1,362,486	489,918	7,955,814
Loss from operations	(4,512,230)	(53,661)	(1,498,418)	(39,101)	(1,362,486)	(489,918)	(7,955,814)

Other income (expenses)	(1,211,396)	(9,535)	1,490	-	-	9,317	(1,210,124)
Loss before income taxes	$(5,723,626)	$(63,196)	$(1,496,928)	$(39,101)	$(1,362,486)	$(480,601)	$(9,165,938)

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2019 and 2018, we issued 129,706 and 180,378 shares with a fair value of $178,454 and $284,306, respectively, for consulting services.

During the six months ended January 31, 2019 and 2018, we issued 364,702 and 451,101 shares with a fair value of $529,492 and $616,468, respectively, as compensation to certain management, employees and consultants of the Company under the Stock Incentive Plan.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

During the six months ended January 31, 2019, we issued 1,180,328 shares with a fair value of $1,400,000 as third extension fees to the Lenders of the Company.

During the six months ended January 31, 2019 and 2018, we paid $817,778 and $817,778, respectively, in cash to the Lenders for interest on the long-term debt.

NOTE 16: COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with approximate monthly payments of $21,000. Office lease agreements for the United States and Canada expire between April 2020 and July 2021.

The aggregate minimum rental and lease payments over the next five fiscal years are as follows:

Fiscal 2019	$117,841
Fiscal 2020	216,462
Fiscal 2021	178,358
Fiscal 2022	-
Fiscal 2023	-
$512,661

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
(Unaudited)

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents (the “Company parties”) in the District Court of Nevada (the “Nevada Derivative Case”) seeking unspecified damages on behalf of the Company against the Company parties for allegedly breaching their fiduciary duties to the Company with respect to allegations previously made in a prior class action complaint as against the Company and two of its executive officers which was dismissed in September of 2016 (the “Securities Case”). On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of what was then a federal derivative case involving the same Company parties with similar allegations. Following the voluntary dismissal of the federal derivative case in November 2017, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018, we filed our answering brief. On February 22, 2019, the Nevada Supreme Court issued an Order Of Affirmance affirming the Reno, Nevada trial court’s dismissal of the Nevada Derivative Case.

The Company has had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended January 31, 2019, and our Form 10-K Annual Report for the fiscal year ended July 31, 2018, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2018, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2018, our most recently completed year end, to January 31, 2019, and our results of operations for the three and six months ended January 31, 2019 and 2018, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2018.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2018.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At January 31, 2019, we had no uranium supply or off-take agreements in place.

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

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of the uranium mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

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

During the six months ended January 31, 2019, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the six months ended January 31, 2019:

Burke Hollow Project

During the six months ended January 31, 2019, we continued to advance the application of the Radioactive Material License (“RML”) for the Burke Hollow Project. Subsequent to January 31, 2019, we received the final RML from the TCEQ after receipt of the Mine Area Permit and Aquifer Exemption in Fiscal 2017 and the two Class I disposal well permits in Fiscal 2016, completing the last permit required for uranium extraction.

Yuty Project

During the six months ended January 31, 2019, we continued detailed resource mapping and modeling of the roll front systems that comprise the deposit at the Yuty Project, which will support a Preliminary Economic Assessment in accordance with the provisions of National Instrument 43-101 for the Yuty Project.

Equity-Accounted Investment

During the six months ended January 31, 2019, we entered into the Royalty Purchase Agreement with URC in connection with the proposed purchase by URC from our Company of a one percent (1%) net smelter return royalty for uranium only on each of our Slick Rock, Workman Creek and Anderson projects.

On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC with a fair value of $9,077,842. As a result, we own 14,000,000 shares or a 33.7 % interest in URC as at January 31, 2019.

Results of Operations

For the three months ended January 31, 2019 and 2018, we recorded net losses of $2,349,674 ($0.01 per share) and $4,353,813 ($0.03 per share), respectively. For the six months ended January 31, 2019 and 2018, we recorded net losses of $5,801,100 ($0.03 per share) and $8,909,653 ($0.06 per share), respectively.

During the six months ended January 31, 2019, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the six months ended January 31, 2019. At January 31, 2019, the total value of inventories was $211,662 (July 31, 2018: $211,662).

Costs and Expenses

For the three months ended January 31, 2019 and 2018, costs and expenses totaled $3,167,487 and $3,933,817, respectively, which were comprised of, mineral property expenditures of $899,217 and $980,215, general and administrative expenses of $2,183,463 and $2,864,165, and depreciation, amortization and accretion of $84,807 and $89,437, respectively.

For the six months ended January 31, 2019 and 2018, costs and expenses totaled $6,381,441 and $7,955,814, respectively, which were comprised of, mineral property expenditures of $1,765,460 and $2,656,915, general and administrative expenses of $4,442,398 and $5,119,127, and depreciation, amortization and accretion of $173,583 and $179,772, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended January 31, 2019 and 2018, mineral property expenditures totaled $899,217 and $980,215, respectively, of which $298,576 and $317,923, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility. During the six months ended January 31, 2019 and 2018, mineral property expenditures totaled $1,765,460 and $2,656,915, respectively, of which $602,219 and $638,848, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Mineral Property Expenditures
Palangana Mine	$246,592	$237,215	$526,624	$476,530
Goliad Project	19,056	19,899	37,878	42,715
Burke Hollow Project	166,469	83,555	275,014	417,792
Longhorn Project	10,157	3,265	25,533	6,072
Salvo Project	6,702	6,702	13,510	13,636
Anderson Project	15,056	14,572	37,270	30,030
Workman Creek Project	7,673	7,673	15,364	15,955
Slick Rock Project	12,206	14,192	29,430	27,805
Reno Creek Project	147,418	244,982	295,294	968,372
Yuty Project	62,600	134,228	86,003	225,196
Oviedo Project	40,758	19,046	61,483	81,242
Alto Paraná Titanium Project	34,429	74,821	60,262	114,432
Other Mineral Property Expenditures	130,101	120,065	301,795	237,138
	$899,217	$980,215	$1,765,460	$2,656,915

General and Administrative

During the three months ended January 31, 2019, general and administrative expenses totaled $2,183,463, which decreased by $680,702 compared to $2,864,165 for the three months ended January 31, 2018. During the six months ended January 31, 2019, general and administrative expenses totaled $4,442,398, which decreased by $676,729 compared to $5,119,127 for the six months ended January 31, 2018

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

●

for the three months ended January 31, 2019, salaries, management and consulting fees totaled $428,354, which decreased by $473,727 compared to $902,081 for the three months ended January 31, 2018. For the six months ended January 31, 2019, salaries, management and consulting fees totaled $926,463, which decreased by $428,746 compared to $1,355,209 for the six months ended January 31, 2018. The decreases were primarily resulted from severance payments totaling $466,117 to certain employees during the three and six months ended January 31, 2018.

●

for the three and six months ended January 31, 2019 and 2018, office, insurance, filing and listing fees, investor relations, and travel expenses totaled $826,984 and $1,573,596, which were consistent compared to $814,194 and $1,592,715 for the three and six months ended January 31, 2018;

●

for the three months ended January 31, 2019, professional fees totaled $180,784, which were consistent compared to $173,795 for the three months ended January 31, 2018. For the six months ended January 31, 2019, professional fees totaled $353,473, which decreased by $202,956 compared to $556,429 for the six months ended January 31, 2018 primarily resulting from the dismissal of legal claims. Professional fees are primarily comprised of legal services related to certain transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and tax services; and

●

for the three months ended January 31, 2019, stock-based compensation totaled $747,341, which decreased by $226,754, compared to $974,095 for the three months ended January 31, 2018. For the six months ended January 31, 2019, stock-based compensation totaled $1,588,866, which was consistent compared to $1,614,774 for the six months ended January 31, 2018. We continued to utilize equity-based payments to compensate certain directors, officers, employees and consultants for services provided as part of our continuing efforts to reduce cash outlays. In July 2018 and August 2017, we granted approximately 2.0 million and 1.8 million stock options, respectively, to our directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting periods of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2019 and 2018, depreciation, amortization and accretion totaled $84,807 and $173,583, which were consistent compared to $89,437 and $179,772 for the three and six months ended January 31, 2018.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2019, interest and finance costs totaled $813,809 and $1,568,658, respectively, which were consistent compared to $756,293 and $1,496,586, respectively, for the three and six months ended January 31, 2018.

For the three months ended January 31, 2019 and 2018, interest and finance costs were primarily comprised of, interest paid on long-term debt of $408,889 and $408,889, amortization of debt discount of $358,349 and $308,409, and amortization of annual surety bond premiums of $39,247 and $29,333, respectively. For the six months ended January 31, 2019 and 2018, interest and finance costs were primarily comprised of, interest paid on long-term debt of $817,778 and $817,778, amortization of debt discount of $666,120 and $605,831, and amortization of annual surety bond premiums of $70,475 and $58,547, respectively.

Income from Equity-Accounted Investment

During the three months ended January 31, 2019 and 2018, we recorded losses from an equity-accounted investment totaling $105,837 and $7,556, respectively. During the six months ended January 31,2019 and 2018, we recorded income from an equity-accounted investment totaling $282,032 and $101,233, respectively.

Gain from Disposition of Assets

During the three and six months ended January 31, 2019, we recorded a gain of disposition of assets of $1,578,864 from sale of royalty interest to URC. Refer to Note 4: Mineral Rights and Properties to the condensed consolidated financial statements.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Net loss	$(2,349,674)	$(3,451,426)	$(4,770,335)	$(4,146,646)
Total comprehensive loss	(2,311,442)	(3,451,426)	(4,652,380)	(4,146,394)
Basic and diluted loss per share	(0.01)	(0.02)	(0.03)	(0.03)
Total assets	106,958,178	108,046,108	89,611,309	88,958,320

	For the Quarters Ended
	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Net loss	$(4,353,813)	$(4,555,840)	$(5,587,130)	$(3,798,864)
Total comprehensive loss	(4,354,060)	(4,555,457)	(5,587,076)	(3,798,892)
Basic and diluted loss per share	(0.03)	(0.03)	(0.04)	(0.03)
Total assets	92,046,979	94,523,947	72,177,234	74,946,960

Liquidity and Capital Resources

	January 31, 2019	July 31, 2018
Cash and cash equivalents	$3,990,524	$6,926,523
Short-term investments	18,026,455	-
Current assets	23,836,423	8,340,728
Current portion of long-term debt	-	10,000,000
Other current liabilities	1,501,756	2,315,570
Working capital (deficit)	22,334,667	(3,974,842)

During the six months ended January 31, 2019, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $2,568,979 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital positions. At January 31, 2019, we had working capital of $22,334,666, which increased by $26,309,508 from the working capital deficit of $3,974,842 at July 31, 2018.  Subsequent to January 31, 2019, we received cash proceeds totaling $2,325,740 from the exercise of 1,938,117 share purchase warrants with an exercise price of $1.20 per share.

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders whereby we and the Lenders agreed to certain further amendments to our $20,000,000 Credit Facility, whereby the maturity date was extended from January 1, 2020 to January 31, 2022, and whereby the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amount reported as current portion of long-term debt at October 31, 2018, representing principal amounts due over next 12 month from October 31, 2018, has been removed from our capital resource requirement for the next 12 months. With the public offering completed and the Third Amended and Restated Credit Agreement effected, our existing cash resources as at January 31, 2019 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that this Quarterly Report is issued.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of commodities, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

●	if the weakness in the market price of uranium experienced in Fiscal 2018 continues or weakens further during Fiscal 2019;

●	if the weakness in the market price of our common stock experienced in Fiscal 2018 continues or weakens further during Fiscal 2019;

●

if we default on making scheduled payments of fees and complying with the restrictive covenants as required under our Credit Facility, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against our key assets securing our indebtedness; and

●

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

As at January 31, 2019, a total of $68.4 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings with a remaining available balance of $31.6 million under the 2017 Shelf, as follows:

●

up to 2,850,000 shares of our common stock (the “2015 Warrant Shares”) issuable from time to time upon the exercise of 2,850,000 whole common share purchase warrants at a price of $2.35 per 2015 Warrant Share issued by us on June 25, 2015 as part of a unit offering on the same date representing approximately $6.7 million under the 2017 Shelf;

●

up to 6,594,348 shares of our common stock (the “2016 Warrant Shares”) issuable from time to time upon the exercise of 6,594,348 whole common share purchase warrants at a price of $1.20 per 2016 Warrant Share issued by us on March 10, 2016 as part of a unit offering on the same date representing approximately $7.9 million under the 2017 Shelf;

●

up to 9,571,929 shares of our common stock (the “2017 Warrant Shares”) issuable from time to time upon the exercise of 9,571,929 whole common share purchase warrants at a price of $2.00 per 2017 Warrant Share issued by us on January 20, 2017 as part of a unit offering on the same date representing approximately $19.1 million under the 2017 Shelf;

●

12,613,049 shares of our common stock (the “2018 Unit Shares”) issued by us on October 3, 2018 as part of the unit offering on the same date representing approximately $20.2 million under the 2017 Shelf; and

●

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

The key terms of the Third Amended and Restated Credit Agreement are summarized as follows:

●	extension of the maturity date from January 1, 2020 to January 31, 2022;
●	deferral of the prior monthly principal payments until the new maturity date of January 31, 2022;
●

issuance of third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000 paid to the Lenders by way of the issuance of 1,180,328 shares of the Company at a deemed issuance price per share of $1,18611 representing a 10% discount to our five trading-day volume-weighted average trading price prior to closing; and

●

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

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the six months ended January 31, 2019 and Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2018.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2019 and 2018 was $6,341,232 and $6,794,733, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the six months ended January 31, 2019, net cash provided by financing activities was $21,565,722, primarily resulting from net proceeds of $21,538,191 received from equity financing and a $27,531 change in amount due to a related party. On October 3, 2018, we completed our October 2018 Offering of 12,613,049 units at a price of $1.60 per unit and received net proceeds of $18,969,211. In addition, we received net proceeds of $2,496,617 from the exercise of share purchase warrants and $72,363 from the exercise of stock options. During the six months ended January 31, 2018, net cash provided by financing activities was $103,935, resulting from $103,300 net cash received from the exercise of stock options and an increase of $635 in an amount due to a related party.

Investing Activities

During the six months ended January 31, 2019, net cash used in investing activities totaled $18,146,060, primarily for the purchase of short-term investments of $18,026,455, investment in mineral rights and properties of $105,000 and purchase of property, plant and equipment of $19,505. During the six months ended January 31, 2018, net cash used in investing activities totaled $2,172,375, resulting primarily from cash used in the purchase of short-term investments totaling $20,285,190, an increase of $201,160 in other long-term assets, and cash used in investment in mineral rights and properties of $70,000, offset by net cash and restricted cash totaling $289,038 received from the acquisition of the Reno Creek Project, and cash received from the redemption of short-term investments totaling $18,101,275.

Stock Options and Warrants

At January 31, 2019, we had stock options outstanding representing 14,703,125 shares at a weighted-average exercise price of $1.41 per share and share purchase warrants outstanding representing 33,074,978 shares at a weighted-average exercise price of $2.00 per share. At January 31, 2019, outstanding stock options and warrants represented a total 47,778,103 shares issuable for gross proceeds of approximately $87.0 million should these stock options and warrants be exercised in full. At January 31, 2019, outstanding in-the-money stock options and warrants represented a total of 7,717,693 shares exercisable for gross proceeds of approximately $8.8 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended January 31, 2019 and 2018, we incurred $40,017 and $39,329 (six months ended January 31, 2019 and 2018: $77,721 and $76,640), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the six months ended January 31, 2018, we issued 104,706 shares to Blender with a fair value of $141,678, as settlement of the equivalent amounts owed to Blender.

At January 31, 2019, the amount owing to Blender was $28,338 (July 31, 2018: $807).

Material Commitments

Long-Term Debt Obligations

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement, whereby we and the Lenders agreed to extend the maturity date of the Credit Facility from January 1, 2020 to January 31, 2022, and to defer the prior monthly principal payments until the new maturity date of January 31, 2022.

At January 31, 2019, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2019.

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

Subsequent Events

We had no other material subsequent events to report other than those disclosed elsewhere in this Quarterly Report.

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

During the fiscal quarter ended January 31, 2019, in response to this material weakness, management implemented new control procedures to increase the precision level and documentation of review, and involvement and rigor in management review in procedures. Management will not consider the material weakness remediated until the remedial control procedures implemented operate for a period of time and the control procedures are tested to ensure they are operating effectively. We expect testing and full remediation of the material weakness to occur prior to the year end of our Fiscal 2019. As the remediation has not yet been tested, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures cannot be deemed effective at a level that provides reasonable assurance as of the date of this Quarterly Report.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

Except for the remediation procedure described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents (the “Company parties”) in the District Court of Nevada (the “Nevada Derivative Case”) seeking unspecified damages on behalf of the Company against the Company parties for allegedly breaching their fiduciary duties to the Company with respect to allegations previously made in a prior class action complaint as against the Company and two of its executive officers which was dismissed in September of 2016 (the “Securities Case”). On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of what was then a federal derivative case involving the same Company parties with similar allegations. Following the voluntary dismissal of the federal derivative case in November of 2017, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018, we filed our answering brief. On February 22, 2019, the Nevada Supreme Court issued an Order Of Affirmance affirming the Reno, Nevada trial court’s dismissal of the Nevada Derivative Case.

The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $250.8 million at January 31, 2019. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2019, Fiscal 2016 to Fiscal 2018, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

During the six months ended January 31, 2019, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $2,568,979 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital positions. At January 31, 2019, we had working capital of $22.3 million including cash and cash equivalents of $4.0 million and short-term investments of $18.0 million. On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders whereby we and the Lenders agreed to certain further amendments to our $20,000,000 Credit Facility, whereby the maturity date was extended from January 1, 2020 to January 31, 2022, and whereby the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amounts reported as current-portion of long-term debt at October 31, 2018, representing principal amounts due over next 12 months from October 31, 2018, has been removed from our capital resource requirement for the next 12 months. Consequently, our existing cash resources as at January 31, 2019 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2019, Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the six months ended January 31, 2019, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $4.1 million on our balance sheet at January 31, 2019, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Our compliance costs including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards have been significant to date and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. In the interim the Company also continues to conduct its business in a manner to comply with all applicable mining laws in Paraguay. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

We are authorized to issue 750,000,000 shares of common stock of which 177,642,699 shares were issued and outstanding as of January 31, 2019. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

We filed the 2017 Shelf, which was declared effective on March 10, 2017, providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million, of which a total of $68.4 million has been utilized through public offerings as of January 31, 2019.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2019, we issued the following securities that were not registered under the United States Securities Act of 1933, as amended (the “Securities Act”):

●

on November 5, 2018 and December 4, 2018, we issued 4,166 shares of common stock and 4,167 shares of common stock, respectively, to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.68 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

on November 16, 2018, we issued 21,052 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.33 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

on December 5, 2018, we issued an aggregate of 1,180,328 shares of common stock to six Lenders at a deemed issuance price of $1.18611 per share pursuant to the terms of the Third Amended and Restated Credit Agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for the issuance of 826,230 shares to four of the Lenders and on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act for the issuance of 354,098 shares to two of the Lenders;

●

on December 7, 2018, we issued 42,553 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.41 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and

●

on January 17, 2019, we issued 26,923 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.25 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2019, the Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Amir Adnani President, Chief Executive Officer (Principal Executive Officer) and Director Date: March 11, 2019

By:	/s/ Pat Obara
Pat Obara Chief Financial Officer (Principal Financial Officer) Date: March 11, 2019