Form 10-Q
period 2019-04-30
URANIUM ENERGY CORP
filed 2019-06-10
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UEC	NYSE American

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 180,684,526 shares of common stock outstanding as of June 6, 2019.

 URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

  URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019

(Unaudited)

URANIUM ENERGY COPR.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	Note(s)	April 30, 2019	July 31, 2018

CURRENT ASSETS
Cash and cash equivalents	6	$6,093,098	$6,926,523
Short-term investments		14,858,126	-
Inventories		211,662	211,662
Prepaid expenses and deposits	3	1,609,769	1,023,183
Other current assets		197,042	179,360
		22,969,697	8,340,728

MINERAL RIGHTS AND PROPERTIES	4	63,753,971	71,122,576
PROPERTY, PLANT AND EQUIPMENT	5	7,121,828	7,101,552
RESTRICTED CASH	6	1,812,843	1,789,899
EQUITY-ACCOUNTED INVESTMENT	7	9,058,803	693,502
OTHER LONG-TERM ASSETS		338,770	563,052
		$105,055,912	$89,611,309

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,445,201	$2,314,763
Due to a related party	8	48,545	807
Current portion of long-term debt	9	-	10,000,000
		1,493,746	12,315,570

LONG-TERM DEBT	9	19,185,645	9,534,974
ASSET RETIREMENT OBLIGATIONS	10	4,192,304	4,020,282
DEFERRED TAX LIABILITIES		551,652	564,923
		25,423,347	26,435,749

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 180,562,286 shares issued and outstanding (July 31, 2018 - 161,175,764)	11	180,562	161,176
Additional paid-in capital		335,440,377	308,062,379
Accumulated deficit		(255,866,652)	(245,151,636)
Accumulated other comprehensive income	1	(121,722)	103,641
		79,632,565	63,175,560
		$105,055,912	$89,611,309

COMMITMENTS AND CONTINGENCIES	16

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Note(s)	2019	2018	2019	2018

COSTS AND EXPENSES
Mineral property expenditures	4	$1,453,358	$981,493	$3,218,818	$3,638,408
General and administrative	8,12	1,952,616	2,407,571	6,395,014	7,526,698
Depreciation, amortization and accretion	4,5,10	86,387	88,294	259,970	268,066
		3,492,361	3,477,358	9,873,802	11,433,172
LOSS FROM OPERATIONS		(3,492,361)	(3,477,358)	(9,873,802)	(11,433,172)

OTHER INCOME (EXPENSES)
Interest income		136,173	38,467	311,155	188,335
Interest expenses and finance costs	9	(815,258)	(710,000)	(2,383,916)	(2,206,585)
(Loss) income from equity-accounted investment	7	(872,851)	(10,134)	(590,819)	91,099
Other income		17,837	1,649	114,092	37,483
Gain (loss) on disposition of assets	4	7,598	(1,222)	1,591,362	(1,696)
		(1,526,501)	(681,240)	(958,126)	(1,891,364)
LOSS BEFORE INCOME TAXES		(5,018,862)	(4,158,598)	(10,831,928)	(13,324,536)

DEFERRED TAX BENEFITS		1,305	11,952	13,271	268,237
NET LOSS FOR THE PERIOD		(5,017,557)	(4,146,646)	(10,818,657)	(13,056,299)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES		(159,954)	252	(121,722)	388
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,177,511)	$(4,146,394)	$(10,940,379)	$(13,055,911)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.03)	$(0.03)	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		179,348,614	157,704,601	174,213,254	155,996,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine Months Ended April 30,
	Note(s)	2019	2018
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(10,818,657)	$(13,056,299)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	2,143,598	2,133,359
Depreciation, amortization and accretion	4,5,10	259,970	268,066
Amortization of long-term debt discount	9	1,050,671	883,333
(Gain) loss on disposition of assets	4	(1,591,362)	1,696
Deferred tax benefits		(13,271)	(268,237)
Loss (income) from equity-accounted investment	7	590,819	(91,099)
Realized loss on available-for-sale securities		799	-
Reimbursable Expenses for Reno Creek Acquisition		-	483,829
Changes in operating assets and liabilities
Prepaid expenses and deposits		(408,301)	(265,985)
Other current assets		(18,481)	445
Accounts payable and accrued liabilities		(869,562)	(477,222)
Due to a related party	8	47,738	167
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(9,626,039)	(10,387,947)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs	11	23,843,995	328,300
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		23,843,995	328,300

INVESTING ACTIVITIES
Net cash and restricted cash received from asset acquisition		-	289,038
Investment in mineral rights and properties		(105,000)	(309,120)
Purchase of property, plant and equipment		(77,809)	(11,242)
Increase in other long-term assets		-	(188,400)
Purchase of short-term investments		(29,858,126)	(21,771,253)
Redemption of short-term investments		15,000,000	30,771,253
Proceeds from disposition of assets		12,498	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(15,028,437)	8,780,276

NET CASH FLOWS		(810,481)	(1,279,371)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		8,716,422	14,282,001
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$7,905,941	$13,002,630

SUPPLEMENTAL CASH FLOW INFORMATION	15

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$-	$(245,151,636)	$103,641	63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,349	-	-	-	15,990,962
Issued upon exercise of stock options	118,985	119	72,244	-	-	-	72,363
Issued upon exercise of warrants	3,999,881	4,000	4,818,357	-	-	-	4,822,357
Issued in exchange of warrants pursuant to Securities Exchange Agreement	750,000	750	976,813	-	-	-	977,563
Issued for credit facility	1,180,328	1,180	1,398,820	-	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	165,404	163	226,376	-	-	-	226,539
Common stock issued under Stock Incentive Plan	558,875	561	784,556	-	-	-	785,117
Amortization of stock option expenses	-	-	1,141,733	-	-	-	1,141,733
Warrants
Issued for equity financing	-	-	2,978,250	-	-	-	2,978,250
Exchanged for common stock pursuant to Securities Exchange Agreement	-	-	(4,950,000)	-	-	-	(4,950,000)
Difference from Securities Exchange Agreement	-	-	3,952,500	-	-	-	3,952,500
Net loss for the period	-	-	-	-	(10,818,657)	-	(10,818,657)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	-	103,641	(103,641)	-
Other comprehensive loss	-	-	-	-	-	(121,722)	(121,722)
Balance, April 30, 2019	180,562,286	$180,562	$335,440,377	$-	$(255,866,652)	$(121,722)	$79,632,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Loss	Equity
Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	$46,135,405
Common stock
Issued upon exercise of stock options	908,178	909	327,391	-	-	-	328,300
Issued for credit facility	641,574	641	899,359	-	-	-	900,000
Issued for Reno Creek Acquisition	14,852,450	14,853	20,317,764	-	-	-	20,332,617
Issued for Reimbursable Expenses for Reno Creek Acquisition	353,160	353	483,476	-	-	-	483,829
Issued for Diabase Acquisition	164,767	165	232,156	-	-	-	232,321
Issued for mineral property	46,134	46	61,774	-	-	-	61,820
Issued for settlement of liabilities	469,358	470	698,491	-	-	-	698,961
Stock-based compensation
Common stock issued for consulting services	208,889	208	322,657	-	-	-	322,865
Common stock issued under Stock Incentive Plan	1,023,247	1,023	1,366,763	(638,142)	-	-	729,644
Amortization of stock option expenses	-	-	1,052,833	-	-	-	1,052,833
Warrants
Issued in connection with Reno Creek Acquisition	-	-	5,088,928	-	-	-	5,088,928
Net loss for the period	-	-	-	-	(13,056,299)	-	(13,056,299)
Other comprehensive income	-	-	-	-	-	388	388
Balance, April 30, 2018	158,482,881	$158,483	$303,548,744	$-	$(240,381,301)	$(14,314)	$63,311,612

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

NOTE 1:     NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003. Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company” or “we”) are engaged in uranium and titanium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates and titanium minerals, on projects located in the United States, Canada and the Republic of Paraguay.

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the nine months ended April 30, 2019, or for the fiscal years ended July 31, 2018 (“Fiscal 2018”), July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) or July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and, during Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

During the nine months ended April 30, 2019, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20.2 million, and received cash proceeds of $4.9 million from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. At April 30, 2019, we had working capital of $21.5 million including cash and cash equivalents of $6.1 million and short-term investments of $14.9 million. On December 5, 2018, we entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”), whereby we and our lenders agreed to certain further amendments to our $20 million senior secured credit facility (the “Credit Facility”), the maturity date was extended from January 1, 2020 to January 31, 2022, and the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amounts reported as current-portion of long-term debt at October 31, 2018 was removed from our capital resource requirement for the then next 12 months. As a consequence, our existing cash resources as at April 30, 2019 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that our condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:     BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2018. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019 (“Fiscal 2019”).

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
April 30, 2019
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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, as amended by ASU No. 2016-12, “Revenue from Contracts with Customers” (“Topic 606”), which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (the full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (the modified retrospective method). The standard is effective for fiscal periods beginning after December 15, 2017 and early adoption is not permitted. Accordingly, we have adopted this standard effective August 1, 2018 and have elected to apply the modified retrospective method.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“Topic 825”), which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Upon adoption, the cumulative effect adjustment should be recorded at the beginning of the fiscal year in which the guidance is adopted. We adopted this standard effective August 1, 2018. Upon adoption, we reclassified $103,641 unrealized gains and losses, net of taxes, related to investments in marketable securities by our Company or through our equity-accounted investee, from accumulated other comprehensive income to accumulative deficit in our consolidated balance sheets.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

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

In June 2018, the FASB issued ASU No. 2018-07, “Improvement to Nonemployee Share-Based Payment Accounting”, with amendments to expand the scope of Accounting Standard Codification (“ASC”), Topic 718, “Compensation – Stock Compensation” (“Topic 718”), to include share-based payment transactions for acquiring goods and services from nonemployees, which were previously covered under ASC 505, “Equity-Based Payments to Non-Employees”. According to ASU No. 2018-07, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in ASU No. 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We have early adopted this standard effective August 1, 2018, along with the adoption of Topic 606, and early adoption of this standard has not had a significant impact on our condensed consolidated financial statements.

NOTE 3:     PREPAID EXPENSES AND DEPOSITS

At April 30, 2019, prepaid expenses and deposits consisted of the following:

	April 30, 2019	July 31, 2018
Prepaid Property Renewal Fees	$869,394	$566,977
Prepaid Insurance	210,085	210,155
Prepaid Listing and Subscriptions	66,288	48,435
Prepaid License Fees	74,211	17,039
Prepaid Surety Bond Premium	57,065	39,192
Deposits and Expense Advances	109,610	87,630
Other Prepaid Expenses	223,116	53,755
	$1,609,769	$1,023,183

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

NOTE 4:     MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2019, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At April 30, 2019, annual maintenance payments of approximately $2,516,000 will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	April 30, 2019	July 31, 2018
Mineral Rights and Properties
Palangana Mine	$6,285,898	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	9,154,268
Workman Creek Project	649,854	1,657,500
Los Cuatros Project	257,250	257,250
Slick Rock Project	-	646,650
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,659,501	74,997,692
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,729,617	71,067,808

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,408,939)	(2,405,192)
	1,099	4,846

Land Use Agreements	404,310	404,310
Accumulated Amortization	(381,055)	(354,388)
	23,255	49,922
	$63,753,971	$71,122,576

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

During the nine months ended April 30, 2019, we completed a royalty purchase agreement (the "Royalty Purchase Agreement") with Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector, in connection with the purchase by URC from our Company of a one percent (1%) net smelter return royalty (collectively, the "Royalties") for uranium only, on each of our Slick Rock, Workman Creek and Anderson projects. On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC (the “Consideration Shares”) with a fair value of $9,077,842.

The fair value of the Consideration Shares, net of transaction costs of $55,787, was allocated to the respective underlying projects based on their identified mineral resources as follows:

Fair value of Consideration Shares	$9,077,842
Transaction costs	55,787
Net consideration	$9,022,055

Net consideration allocation to:	Allocation %	Net Consideration Allocation
Anderson Project	63%	$5,683,895
Workman Creek Project	12%	1,082,646
Slick Rock Project	25%	2,255,514
	100%	$9,022,055

The net consideration allocation amounts have reduced the carrying value of the Anderson Project by $5,683,895, the Workman Creek Project by $1,082,646 and the Slick Rock Project by $676,650. The net consideration of $2,255,514 allocated to the Slick Rock Project exceeded its carrying value of $676,650 by $1,578,864, which was recorded as a gain on disposition of asset and included in the condensed consolidated statement of operations for the nine months ended April 30, 2019.

During the nine months ended April 30, 2019 and 2018, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our condensed consolidated financial statements for the three and nine months ended April 30, 2019 and 2018, respectively.

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Mineral Property Expenditures
Palangana Mine	$248,687	$264,447	$775,311	$740,977
Goliad Project	34,071	28,658	71,949	71,373
Burke Hollow Project	605,025	152,307	880,039	570,099
Longhorn Project	10,157	5,760	35,691	11,832
Salvo Project	6,702	6,702	20,211	20,338
Anderson Project	15,097	15,211	52,367	45,241
Workman Creek Project	7,673	7,673	23,037	23,627
Slick Rock Project	12,206	12,206	41,637	40,012
Reno Creek Project	178,722	158,546	474,015	1,126,918
Yuty Project	8,297	114,481	94,299	339,677
Oviedo Project	105,724	17,982	167,207	99,224
Alto Paraná Titanium Project	78,325	33,312	138,588	147,744
Other Mineral Property Expenditures	142,672	164,208	444,467	401,346
	$1,453,358	$981,493	$3,218,818	$3,638,408

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

During the three and nine months ended April 30, 2018, and in connection with the acquisition of the Reno Creek Project, we issued 353,160 shares as settlement of certain reimbursable expenses totalling $483,829, which was included in the mineral property expenditures on our condensed consolidated statements of operations for the nine months ended April 30, 2018.

NOTE 5:     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	April 30, 2019			July 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,819,088	$(773,933)	$6,045,155	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,467,557	(2,396,991)	70,566	2,438,681	(2,412,277)	26,404
Logging Equipment and Vehicles	1,851,883	(1,742,816)	109,067	1,971,742	(1,850,306)	121,436
Computer Equipment	589,051	(559,229)	29,822	607,342	(577,584)	29,758
Furniture and Fixtures	170,701	(169,238)	1,463	170,701	(168,814)	1,887
Land and Buildings	889,606	(23,851)	865,755	889,606	(12,694)	876,912
	$12,787,886	$(5,666,058)	$7,121,828	$12,897,160	$(5,795,608)	$7,101,552

During the nine months ended April 30, 2019 and 2018, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our consolidated financial statements for the three and nine months ended April 30, 2019 and 2018, respectively.

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

	April 30, 2019	July 31, 2018
Restricted cash, beginning of period	$1,789,899	$1,706,028
Reclamation deposit received from asset acquisition	-	73,973
Refund of reclamation deposit	-	(819)
Interest received	22,944	10,717
Restricted cash, end of period	$1,812,843	$1,789,899

Cash, cash equivalents and restricted cash are included in the following accounts at April 30, 2019 and 2018:

	April 30, 2019	April 30, 2018
Cash and cash equivalents	$6,093,098	$11,223,448
Restricted cash	1,812,843	1,779,182
Total cash, cash equivalents and restricted cash	$7,905,941	$13,002,630

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

NOTE 7:      EQUITY-ACCOUNTED INVESTMENT

On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 Consideration Shares of URC with a fair value of $9,077,842. Refer to Note 4: Mineral Rights and Properties. As a result, we own 14,000,000 shares of URC, representing a 33.7% interest in URC as at April 30, 2019. In addition, certain of our officers collectively own an interest in URC and one of our officers is a member of the board of directors of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2019.

During the nine months ended April 30, 2019, the change in carrying value of the investment in URC is summarized as follows:

Balance, July 31, 2018	$693,502
Share consideration received from sale of royalty interests	9,077,842
Share of loss from URC	(979,188)
Gain on ownership interest dilution	388,369
Foreign currency translation	(121,722)
Balance, April 30, 2019	$9,058,803

NOTE 8:     RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2019 and 2018, we incurred $39,365 and $36,210 (nine months ended April 30, 2019 and 2018: $117,086 and $112,850), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the nine months ended April 30, 2018, we issued 104,706 shares to Blender with a fair value of $141,678 as settlement of the equivalent amounts owed to Blender.

At April 30, 2019, the amount owing to Blender was $48,545 (July 31, 2018: $807).

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
●

payment of anniversary fees to the Lenders on each of November 30, 2019, 2020 and 2021, of 7%, 6.5% and 6%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated at a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date.

Under the terms of the Third Amended and Restated Credit Agreement, the Credit Facility remains non-revolving with an amended term of 8.5 years maturing on January 31, 2022, subject to an interest a rate of 8% per annum, compounded and payable on a monthly basis. An underlying effective interest rate of 16.67% has been calculated under the assumption that the Company will carry the full principal balance of $20,000,000 to its contractual maturity on January 31, 2022 without exercising the prepayment feature; and therefore, the anniversary fee payments of $1,400,000, $1,300,000 and $1,200,000, which are calculated on the principal balance, will become due on each of November 30, 2019, 2020 and 2021, respectively.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

The Third Amended and Restated Credit Agreement supersedes, in their entirety, the Second Amended and Restated Credit Agreement dated and effective February 9, 2016, the Amended and Restated Credit Agreement dated and effective March 13, 2014 and the Credit Agreement dated and effective July 30, 2013 with our Lenders.

As at April 30, 2019, our long-term debt consisted of the following:

	April 30, 2019	July 31, 2018
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(814,355)	(465,026)
Long-term debt, net of unamortized discount	19,185,645	19,534,974
Current portion	-	10,000,000
Long-term debt, net of current portion	$19,185,645	$9,534,974

For the three and nine months ended April 30, 2019, the amortization of debt discount totaled $384,551 and $1,050,671 (three and nine months ended April 30, 2018: $277,502 and $883,333), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss.

NOTE 10:     ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations (the “ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2018	$4,020,282
Accretion	172,022
Balance, April 30, 2019	$4,192,304

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2019			July 31, 2018
Undiscounted amount of estimated cash flows	$7,275,504			$7,275,504

Payable in years	5.0	to	17	5.0	to	17
Inflation rate	1.37%	to	2.14%	1.37%	to	2.14%
Discount rate	5.48%	to	6.40%	5.48%	to	6.40%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2019	$-
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	-
Fiscal 2023	148,391
Remaining balance	7,127,113
$7,275,504

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
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
$18,969,211

Share Transactions

During the three months ended April 30, 2019, we entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) with each of Pacific Road Resources Reno Creek Cayco 1 Ltd. (“Cayco 1”), Pacific Road Resources Reno Creek Cayco 2 Ltd. (“Cayco 2”), Pacific Road Resources Reno Creek Cayco 3 Ltd. (“Cayco 3”), Pacific Road Resources Reno Creek Cayco 4 Ltd. (“Cayco 4”) and Reno Creek Unit Trust (“RCUT”, and together with Cayco 1, Cayco 2, Cayco 3 and Cayco 4, the “Pacific Road Parties”), whereby the Pacific Roads Parties exchanged their collective 11,000,000 outstanding common stock purchase warrants of the Company (the “Warrants”) for an aggregate of 750,000 common shares of the Company (each, a “Share”), with a fair value of $1.33 per Share (collectively, the “Securities Exchange”). The Warrants, with an exercise price of $2.30 and expiry date of August 9, 2022, were valued at $0.45 per share using the Barrier Option Pricing Model at the date of issuance on August 9, 2017 in connection with the acquisition of the Reno Creek Project. The difference between the carrying value of the Warrants of $4,950,000 and fair value of the shares of $997,500 was recorded as additional paid in capital and has had no impact on the Company’s condensed consolidated Statement of operations and comprehensive loss.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

A summary of the share transactions for the nine months ended April 30, 2019 is as follows:

Period / Description	Common	Value per Share		Issuance
	Shares Issued	Low	High	Value
Balance, July 31, 2018	161,175,764
Equity Financing	12,613,049	$1.60	$1.60	$20,180,878
Credit Facility	1,180,328	1.19	1.19	1,400,000
Exchange of Warrants	750,000	1.33	1.33	997,500
Consulting Services	165,404	1.23	1.77	226,539
Warrants Exercised	3,999,881	1.20	1.35	4,822,357
Options Exercised (1)	118,985	0.45	1.32	123,221
Shares Issued Under Stock Incentive Plan	558,875	1.25	1.72	785,117
Balance, April 30, 2019	180,562,286

(1)	151,500 stock options were exercised on a forfeiture basis, resulting in 52,735 net shares being issued.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2018	30,923,489	$1.97
Issued	7,063,253	2.05
Exercised	(3,999,881)	1.21
Expired	(3,542,951)	2.13
Cancelled	(11,000,000)	2.30
Balance, April 30, 2019	19,443,910	$1.94

A summary of share purchase warrants outstanding and exercisable at April 30, 2019 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Expiry Date	Weighted Average Remaining Contractual Life (Years)
$1.35	2,450,000	January 30, 2020	0.75
1.64	50,000	May 21, 2023	4.06
2.00	9,571,929	January 20, 2020	0.73
2.05	7,063,253	April 3, 2021	1.93
2.30	308,728	August 9, 2022	3.28
$1.94	19,443,910		1.21

During the nine months ended April 30, 2019, we received cash proceeds totaling $4,822,357 from the exercise of 3,999,881 share purchase warrants at a weighted average exercise price of $1.21 per share.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

NOTE 12:     STOCK-BASED COMPENSATION

At April 30, 2019, we had one stock option plan, the 2018 Stock Incentive Plan, which superseded and replaced our prior equity compensation plan, being our 2017 Stock Incentive Plan (collectively, the “Stock Incentive Plan”).

Stock Options

During the nine months ended April 30, 2019, we granted stock options under the Stock Incentive Plan to certain employees to purchase a total of 130,000 shares of the Company exercisable at $1.25 to $1.44 per share with a term of five years.

These stock options are subject to a 24-month vesting provision whereby at the end of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

A summary of stock options granted by the Company during the nine months ended April 30, 2019, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Granted	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
January 3, 2019	40,000	$1.25	5.00	$24,164	3.70	2.34%	0.00%	63.70%
April 11, 2019	90,000	1.44	5.00	58,047	3.70	2.29%	0.00%	58.06%
Total	130,000			$82,211

A continuity schedule of outstanding stock options for the underlying shares for the nine months ended April 30, 2019 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2018	14,911,625	$1.41
Granted	130,000	1.38
Exercised	(217,750)	1.11
Forfeited	(87,500)	1.42
Balance, April 30, 2019	14,736,375	$1.41

During the nine months ended April 30, 2019, we issued 118,985 shares upon exercise of stock options, of which 66,250 stock options were exercised in cash for proceeds of $72,363, and 151,500 stock options were exercised on a forfeiture basis resulting in 52,735 net shares issued. The intrinsic value of these exercised options totaled $124,405.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

A continuity schedule of outstanding unvested stock options at April 30, 2019, and the changes during the periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2018	3,479,500	$0.68
Granted	130,000	0.63
Vested	(1,554,250)	0.68
Forfeited	(75,000)	0.67
Balance, April 30, 2019	1,980,250	$0.67

At April 30, 2019, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $2,066,559 (vested: $2,008,016 and unvested: $58,543).

At April 30, 2019, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $545,992 to be recognized over the next 0.83 year.

A summary of stock options outstanding and exercisable at April 30, 2019 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at April 30, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at April 30, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.93	to	$1.41	11,384,875	$1.23	1.33	10,942,625	$1.23	1.25
$1.42	to	$3.86	3,351,500	2.04	3.23	1,813,500	2.48	2.36
			14,736,375	$1.41	1.76	12,756,125	$1.40	1.40

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$155,813	$168,107	$516,423	$606,885
Amortization of stock option expenses	37,336	43,463	122,056	385,082
	193,149	211,570	638,479	991,967
Stock-Based Compensation for Management
Common stock issued to management	33,126	34,265	104,109	103,509
Amortization of stock option expenses	70,395	45,926	427,099	226,907
	103,521	80,191	531,208	330,416
Stock-Based Compensation for Employees
Common stock issued to employees	132,638	120,711	381,333	497,747
Amortization of stock option expenses	125,424	106,113	592,578	440,844
	258,062	226,824	973,911	938,591

Settlement of share issuance obligation	-	-	-	(127,615)
	$554,732	$518,585	$2,143,598	$2,133,359

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

NOTE 13:     LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Numerator
Net Loss for the Period	$(5,017,557)	$(4,146,646)	$(10,818,657)	$(13,056,299)

Denominator
Basic Weighted Average Number of Shares	179,348,614	157,704,601	174,213,254	155,996,660
Dilutive Stock Options and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	179,348,614	157,704,601	174,213,254	155,996,660

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.08)

For the three and nine months ended April 30, 2019 and 2018, all outstanding stock options and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 14:      SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At April 30, 2019, our long-term assets located in the United States totaled $57,597,112 or 70% of our total long-term assets of $82,086,215.

The table below provides a breakdown of the long-term assets by geographic segments:

	April 30, 2019
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,700,030	$4,377,477	$31,527,870	$88,071	$546,938	$14,513,585	$63,753,971
Property, Plant and Equipment	6,405,816	-	346,235	-	16,813	352,964	7,121,828
Restricted Cash	1,723,870	15,000	73,973	-	-	-	1,812,843
Equity-Accounted Investment	-	-	-	-	9,058,803	-	9,058,803
Other Long-Term Assets	242,042	-	96,728	-	-	-	338,770
Total Long-Term Assets	$21,071,758	$4,392,477	$32,044,806	$88,071	$9,622,554	$14,866,549	$82,086,215

	July 31, 2018
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,729,697	$11,069,018	$31,527,870	$735,468	$546,938	$14,513,585	$71,122,576
Property, Plant and Equipment	6,362,608	-	357,392	-	25,889	355,663	7,101,552
Restricted Cash	1,700,926	15,000	73,973	-	-	-	1,789,899
Equity-Accounted Investment	-	-	-	-	693,502	-	693,502
Other Long-Term Assets	416,519	-	146,533	-	-	-	563,052
Total Long-Term Assets	$21,209,750	$11,084,018	$32,105,768	$735,468	$1,266,329	$14,869,248	$81,270,581

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

The tables below provide a breakdown of our operating results by geographic segments for the three and nine months ended April 30, 2019 and 2018. All intercompany transactions have been eliminated.

	Three Months Ended April 30, 2019
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,042,836	$22,769	$179,687	$15,345	$375	$192,346	$1,453,358
General and administrative	1,391,225	3,779	25,746	1,142	507,728	22,996	1,952,616
Depreciation, amortization and accretion	78,628	-	3,717	249	2,590	1,203	86,387
	2,512,689	26,548	209,150	16,736	510,693	216,545	3,492,361
Loss from operations	(2,512,689)	(26,548)	(209,150)	(16,736)	(510,693)	(216,545)	(3,492,361)

Other income (expenses)	(659,194)	(4,611)	681	-	(872,851)	9,474	(1,526,501)
Loss before income taxes	$(3,171,883)	$(31,159)	$(208,469)	$(16,736)	$(1,383,544)	$(207,071)	$(5,018,862)

	Three Months Ended April 30, 2018
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$611,170	$23,136	$165,566	$15,846	$-	$165,775	$981,493
General and administrative	1,427,445	3,389	34,533	1,141	794,682	146,381	2,407,571
Depreciation, amortization and accretion	79,903	-	3,716	249	3,600	826	88,294
	2,118,518	26,525	203,815	17,236	798,282	312,982	3,477,358
Loss from operations	(2,118,518)	(26,525)	(203,815)	(17,236)	(798,282)	(312,982)	(3,477,358)

Other income (expenses)	(677,570)	(4,611)	(249)	-	-	1,190	(681,240)
Loss before income taxes	$(2,796,088)	$(31,136)	$(204,064)	$(17,236)	$(798,282)	$(311,792)	$(4,158,598)

	Nine Months Ended April 30, 2019
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,197,324	$75,756	$474,981	$54,565	$16,098	$400,094	$3,218,818
General and administrative	4,461,280	10,650	80,248	3,090	1,732,769	106,977	6,395,014
Depreciation, amortization and accretion	235,040	-	11,156	747	9,077	3,950	259,970
	6,893,644	86,406	566,385	58,402	1,757,944	511,021	9,873,802
Loss from operations	(6,893,644)	(86,406)	(566,385)	(58,402)	(1,757,944)	(511,021)	(9,873,802)

Other income (expenses)	(1,945,311)	(14,146)	1,081	1,578,864	(590,819)	12,205	(958,126)
Loss before income taxes	$(8,838,955)	$(100,552)	$(565,304)	$1,520,462	$(2,348,763)	$(498,816)	$(10,831,928)

	Nine Months Ended April 30, 2018
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,795,078	$69,698	$1,134,782	$52,205	$-	$586,645	$3,638,408
General and administrative	4,587,983	10,488	558,326	3,385	2,153,051	213,465	7,526,698
Depreciation, amortization and accretion	247,687	-	9,125	747	7,717	2,790	268,066
	6,630,748	80,186	1,702,233	56,337	2,160,768	802,900	11,433,172
Loss from operations	(6,630,748)	(80,186)	(1,702,233)	(56,337)	(2,160,768)	(802,900)	(11,433,172)

Other income (expenses)	(1,888,966)	(14,146)	1,241	-	-	10,507	(1,891,364)
Loss before income taxes	$(8,519,714)	$(94,332)	$(1,700,992)	$(56,337)	$(2,160,768)	$(792,393)	$(13,324,536)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

NOTE 15:     SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2019 and 2018, we issued 165,404 and 208,889 shares with a fair value of $226,539 and $322,865, respectively, for consulting services.

During the nine months ended April 30, 2019 and 2018, we issued 558,875 and 624,408 shares with a fair value of $785,117 and $857,258, respectively, as compensation to certain management, employees and consultants of the Company under the Stock Incentive Plan.

During the nine months ended April 30, 2019, we issued 1,180,328 shares with a fair value of $1,400,000 as third extension fees to the Lenders of the Company.

During the nine months ended April 30, 2019 and 2018, we paid $1,213,333 and $1,213,333, respectively, in cash to the Lenders for interest on the long-term debt.

During the three months ended April 30, 2019, pursuant to the Securities Exchange Agreement, we issued 750,000 shares with a fair value of $997,500 in exchange of 11,000,000 Warrants with an exercise price of $2.30 expiring on August 9, 2022, which were issued in connection with the acquisition of the Reno Creek Project in August 2017.

NOTE 16:     COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with approximate monthly payments of $21,000. Office lease agreements for the United States and Canada expire between April 2020 and July 2021.

The aggregate minimum rental and lease payments over the next five fiscal years are as follows:

Fiscal 2019	$59,351
Fiscal 2020	222,738
Fiscal 2021	177,774
Fiscal 2022	-
Fiscal 2023	-
$459,863

We are committed to paying our key executives a total of $703,000 per year for various management services.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2019
(Unaudited)

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents (the “Company parties”) in the District Court of Nevada (the “Nevada Derivative Case”) seeking unspecified damages on behalf of the Company against the Company parties for allegedly breaching their fiduciary duties to the Company with respect to allegations previously made in a prior class action complaint as against the Company and two of its executive officers which was dismissed in September of 2016 (the “Securities Case”). On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of what was then a federal derivative case involving the same Company parties with similar allegations. Following the voluntary dismissal of the federal derivative case in November 2017, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018, we filed our answering brief. On February 22, 2019, the Nevada Supreme Court issued an Order Of Affirmance affirming the Reno, Nevada trial court’s dismissal of the Nevada Derivative Case. The time for the plaintiff to seek reconsideration of the Nevada Supreme Court's decision has expired and the court has closed the case.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the nine months ended April 30, 2019, and our Form 10-K Annual Report for the fiscal year ended July 31, 2018, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2018, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2018, our most recently completed year end, to April 30, 2019, and our results of operations for the three and nine months ended April 30, 2019, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2018.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2018.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At April 30, 2019, we had no uranium supply or off-take agreements in place.

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

During the nine months ended April 30, 2019, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Mineral Rights and Properties

The following is a summary of significant activities by project for the nine months ended April 30, 2019:

Burke Hollow Project

During the nine months ended April 30, 2019, we received the final Radioactive Material License from the TCEQ after receipt of the Mine Area Permit and Aquifer Exemption in Fiscal 2017 and the two Class I disposal well permits in Fiscal 2016, completing the last permit required for uranium extraction.

During the three months ended April 30, 2019, we started a drilling campaign and drilled 28 exploration holes and five monitor wells totaling 15,180 feet at the Burke Hollow Project.

Yuty Project

During the nine months ended April 30, 2019, we continued detailed resource mapping and modeling of the roll front systems that comprise the deposit at the Yuty Project, which will support a Preliminary Economic Assessment in accordance with the provisions of National Instrument 43-101 for the Yuty Project.

Equity-Accounted Investment

During the nine months ended April 30, 2019, we completed a Royalty Purchase Agreement with URC in connection with the purchase by URC from our Company of a one percent (1%) net smelter return royalty for uranium only on each of our Slick Rock, Workman Creek and Anderson projects.

On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 Consideration Shares of URC with a fair value of $9,077,842. As a result, we own 14,000,000 shares or a 33.7 % interest in URC as at April 30, 2019.

Results of Operations

For the three months ended April 30, 2019 and 2018, we recorded net losses of $5,017,557 ($0.03 per share) and $4,146,646 ($0.03 per share), respectively. For the nine months ended April 30, 2019 and 2018, we recorded net losses of $10,818,657 ($0.06 per share) and $13,056,299 ($0.08 per share), respectively.

During the nine months ended April 30, 2019, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the nine months ended April 30, 2019. At April 30, 2019, the total value of inventories was $211,662 (July 31, 2018: $211,662).

Costs and Expenses

For the three months ended April 30, 2019 and 2018, costs and expenses totaled $3,492,361 and $3,477,358, respectively, which were comprised of mineral property expenditures of $1,453,358 and $981,493, general and administrative expenses of $1,952,616 and $2,407,571, and depreciation, amortization and accretion of $86,387 and $88,294, respectively.

For the nine months ended April 30, 2019 and 2018, costs and expenses totaled $9,873,802 and $11,433,172, respectively, which were comprised of mineral property expenditures of $3,218,818 and $3,638,408, general and administrative expenses of $6,395,014 and $7,526,698, and depreciation, amortization and accretion of $259,970 and $268,066, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended April 30, 2019 and 2018, mineral property expenditures totaled $1,453,358 and $981,493, respectively, of which $322,667 and $353,294 were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility, respectively. During the nine months ended April 30, 2019 and 2018, mineral property expenditures totaled $3,218,818 and $3,638,408, respectively, of which $924,886 and $992,142 were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility respectively.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Mineral Property Expenditures
Palangana Mine	$248,687	$264,447	$775,311	$740,977
Goliad Project	34,071	28,658	71,949	71,373
Burke Hollow Project	605,025	152,307	880,039	570,099
Longhorn Project	10,157	5,760	35,691	11,832
Salvo Project	6,702	6,702	20,211	20,338
Anderson Project	15,097	15,211	52,367	45,241
Workman Creek Project	7,673	7,673	23,037	23,627
Slick Rock Project	12,206	12,206	41,637	40,012
Reno Creek Project	178,722	158,546	474,015	1,126,918
Yuty Project	8,297	114,481	94,299	339,677
Oviedo Project	105,724	17,982	167,207	99,224
Alto Paraná Titanium Project	78,325	33,312	138,588	147,744
Other Mineral Property Expenditures	142,672	164,208	444,467	401,346
	$1,453,358	$981,493	$3,218,818	$3,638,408

General and Administrative

During the three months ended April 30, 2019, general and administrative expenses totaled $1,952,616, which decreased by $454,955 compared to $2,407,571 for the three months ended April 30, 2018. During the nine months ended April 30, 2019, general and administrative expenses totaled $6,395,014, which decreased by $1,131,684 compared to $7,526,698 for the nine months ended April 30, 2018.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

●

for the three months ended April 30, 2019, salaries, management and consulting fees totaled $468,190, which was consistent with $484,864 for the three months ended April 30, 2018. For the nine months ended April 30, 2019, salaries, management and consulting fees totaled $1,394,655, which decreased by $445,418 compared to $1,840,073 for the nine months ended April 30, 2018. The decrease primarily resulted from severance payments totaling $466,117 to certain employees during the nine months ended April 30, 2018.

●

for the three months ended April 30, 2019 and 2018, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $804,920, which decreased by $179,300 compared to $984,220 for the three months ended April 30, 2018. For the nine months ended April 30, 2019, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $2,378,515, which decreased by $198,420 compared to $2,576,935 for the nine months ended April 30, 2018. The decreases were primarily a result of a reduction in consulting, investor relations and corporate development expenses;

●

for the three months ended April 30, 2019, professional fees totaled $124,774, which decreased by $295,128 compared to $419,902 for the three months ended April 30, 2018. For the nine months ended April 30, 2019, professional fees totaled $478,246, which decreased by $498,085, compared to $976,331 for the nine months ended April 30, 2018. The decreases in professional fees were primarily the result of the dismissal of legal claims. Professional fees are primarily comprised of legal services related to certain transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and tax services; and

●

for the three and nine months ended April 30, 2019, stock-based compensation totaled $554,732 and $2,143,598, respectively, which was consistent with $518,585 and $2,133,359 for the three and nine months ended April 30, 2018. During the nine months ended April 30, 2019, we continued to utilize equity-based payments to compensate certain directors, officers, employees and consultants for services provided as part of our continuing efforts to reduce cash outlays. In July 2018 and August 2017, we granted approximately 2.0 million and 1.8 million stock options, respectively, to our directors, officers, employees and consultants. The fair value of these stock options has been amortized on an accelerated basis over the vesting periods of the options, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2019, depreciation, amortization and accretion totaled $86,387 and $259,970, respectively, which were consistent compared to $88,294 and $268,066 for the three and nine months ended April 30, 2018, respectively.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three months ended April 30, 2019, interest and finance costs totaled $815,258, which increased by $105,258 compared to $710,000 for the three months ended April 30, 2018. During the nine months ended April 30, 2019, interest and finance costs totaled $2,383,916, which increased by $177,331, compared to $2,206,585 for the nine months ended April 30, 2018. The increases primarily resulted from an increased amortization of debt discount.

For the three months ended April 30, 2019 and 2018, interest and finance costs were primarily comprised of interest paid on long-term debt of $395,555 and $395,555, amortization of debt discount of $384,551 and $277,502, and amortization of annual surety bond premiums of $29,450 and $29,394, respectively. For the nine months ended April 30, 2019 and 2018, interest and finance costs were primarily comprised of interest paid on long-term debt of $1,213,333 and $1,213,333, amortization of debt discount of $1,050,671 and $883,333, and amortization of annual surety bond premiums of $99,925 and $87,941, respectively.

Income or Loss from Equity-Accounted Investment

During the three months ended April 30, 2019, we recorded a loss of $872,851 from an equity-accounted investment compared to a loss of $10,134 for the three months ended April 30, 2018. During the nine months ended April 30, 2019, we recorded a loss of $590,819 from an equity-accounted investment, compared to an income of $91,099 for the nine months ended April 30, 2018. The increases in loss from equity-accounted investment primarily resulted from the Company’s increased ownership interest in URC from 11.3% at July 31, 2018 to 33.7% at April 30, 2019.

Gain or Loss on Disposition of Assets

During the three months ended April 30, 2019, we recorded a gain of $7,598 on disposition of assets, compared to a loss of $1,222 for the three months ended April 30, 2018. During the nine months ended April 30, 2019, we recorded a gain of $1,591,362 on disposition of assets, compared to a loss of $1,696 for the nine months ended April 30, 2018. During the nine months ended April 30, 2019, we recorded a gain of $1,578,864 on disposition of assets from the sale of royalty interests to URC. Refer to Note 4: Mineral Rights and Properties to the condensed consolidated financial statements.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018
Net loss	$(5,017,557)	$(2,349,674)	$(3,451,426)	$(4,770,335)
Total comprehensive loss	(5,177,511)	(2,311,442)	(3,451,426)	(4,652,380)
Basic and diluted loss per share	(0.03)	(0.01)	(0.02)	(0.03)
Total assets	105,055,912	106,958,178	108,046,108	89,611,309

	For the Quarters Ended
	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017
Net loss	$(4,146,646)	$(4,353,813)	$(4,555,840)	$(5,587,130)
Total comprehensive loss	(4,146,394)	(4,354,060)	(4,555,457)	(5,587,076)
Basic and diluted loss per share	(0.03)	(0.03)	(0.03)	(0.04)
Total assets	88,958,320	92,046,979	94,523,947	72,177,234

Liquidity and Capital Resources

	April 30, 2019	July 31, 2018
Cash and cash equivalents	$6,093,098	$6,926,523
Short-term investments	14,858,126	-
Current assets	22,969,697	8,340,728
Current portion of long-term debt	-	10,000,000
Other current liabilities	1,493,746	2,315,570
Working capital (deficit)	21,475,951	(3,974,842)

During the nine months ended April 30, 2019, we completed the public October 2018 Offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $4,894,720 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital positions. At April 30, 2019, we had working capital of $21,475,951, which increased by $25,450,793 from the working capital deficit of $3,974,842 at July 31, 2018.

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders, whereby we and the Lenders agreed to certain further amendments to our $20,000,000 Credit Facility, the maturity date was extended from January 1, 2020 to January 31, 2022, and the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amount reported as current portion of long-term debt at October 31, 2018, representing principal amounts due over the then next 12 months from October 31, 2018, was removed from our capital resource requirement for the then next 12 months. With the October 2018 Offering completed and the Third Amended and Restated Credit Agreement effected, our existing cash resources as at April 30, 2019 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that this Quarterly Report is issued.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Equity Financings

We filed a Form S-3 shelf registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on March 10, 2017 (the “2017 Shelf”), providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million.

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

As at April 7, 2019, a total of $68.4 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings with a remaining available balance of $31.6 million under the 2017 Shelf. On April 8, 2019 we filed an additional Form S-3 shelf registration statement pursuant to Rule 462(b) of the Securities Act, which became effective upon filing on April 8, 2019, providing for the public offer and sale of certain additional securities of our Company representing an additional 20%, or $6.3 million, of the then remaining $31.6 million available under the 2017 Shelf, which increased the remaining amount available under the 2017 Shelf to $37.9 million.

On April 9, 2019, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (as the “Lead Manager”) and the co-managers set forth on the signature page of the Offering Agreement (each, a “Co-Manager” and, collectively, with the Lead Manager, the “Managers”); under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $37.9 million through the Managers (collectively, the “ATM”). Upon delivery of a “Sales Notice” under and subject to the terms and conditions of the Offering Agreement, the “Designated Manager” of the Managers under the Offering Agreement may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the NYSE American, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, directly to the sales agent as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Subject to the terms and conditions of the Offering Agreement, the Managers will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares from time to time, based upon the Company’s instructions, subject to applicable state and federal laws, rules and regulations, and the rules of the NYSE American. The Company is not obligated to, and the Company cannot provide any assurances that it will, make any sales of the shares under the Offering Agreement. The Offering Agreement will terminate upon the earlier of (i) sale of the shares under the Offering Agreement having an aggregate offering price of $37.9 million, (ii) the three year anniversary of the date of the Offering Agreement, and (iii) the termination of the Offering Agreement as permitted therein. The Offering Agreement may be terminated by the Lead Manager or the Company at any time upon 5 days’ notice to the other party, or by the Lead Manager at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company will pay the Designated Manager a commission of 2.25% of the gross proceeds from the sale of shares, and has agreed to provide the Managers with customary indemnification and contribution rights.

In connection with the ATM, on April 9, 2019, we filed a prospectus supplement to the 2017 Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $37.9 million through one or more at-the-market offerings pursuant to the ATM. At April 30, 2019, no public offer or sale of the Company’s shares was completed under the ATM.

As at April 30, 2019, all $106.3 million under the 2017 Shelf was utilized through the registration of our shares of common stock and shares of common stock underlying outstanding common share purchase warrants from previous registered offerings as well as our shares of common stock to be sold under the ATM as follows:

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

●

7,063,253 shares of our common stock (the “2018 Warrant Shares”) issuable from time to time upon the exercise of 7,063,253 whole common share purchase warrants at a price of $2.05 per 2018 Warrant Share issued by us on October 3, 2018 as part of our October 2018 Offering representing approximately $14.5 million under the 2017 Shelf; and

●	up to $37.9 million in shares of our common stock issuable from time to time under the ATM under the 2017 Shelf.

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
●

issuance of third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000 paid to the Lenders by way of the issuance of 1,180,328 shares of the Company at a deemed issuance price per share of $1,18611 representing a 10% discount to our five trading-day volume-weighted average trading price prior to closing; and

●

payment of anniversary fees to the Lenders on each of November 30, 2019, 2020 and 2021, of 7%, 6.5% and 6%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated at a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date.

The Credit Facility is non-revolving with an amended term of 8.5 years maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis.

The Third Credit Amended and Restated Agreement supersedes, in their entirety, the Second Amended and Restated Credit Agreement dated and effective February 9, 2016, the Amended and Restated Credit Agreement dated and effective March 13, 2014 and the Credit Agreement dated and effective July 30, 2013 with our Lenders. Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the nine months ended April 30, 2019 and Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2018.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2019 and 2018 was $9,626,039 and $10,387,947, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the nine months ended April 30, 2019, net cash provided by financing activities was $23,843,995. On October 3, 2018, we completed our October 2018 Offering of 12,613,049 units at a price of $1.60 per unit and received net proceeds of $18,969,211. In addition, we received net proceeds of $4,822,357 from the exercise of share purchase warrants and $72,363 from the exercise of stock options. During the nine months ended April 30, 2018, net cash provided by financing activities was $328,300 from the exercise of stock options.

Investing Activities

During the nine months ended April 30, 2019, net cash used in investing activities totaled $15,028,437, primarily for the purchase of short-term investments of $29,858,126, investment in mineral rights and properties of $105,000 and purchase of property, plant and equipment of $77,809, offset by cash received from the redemption of short-term investments totaling $15,000,000. During the nine months ended April 30, 2018, net cash provided by investing activities was $8,780,276, resulting primarily from cash received from the redemption of short-term investments totaling $30,771,253, net cash and restricted cash of $289,038 received from the acquisition of the Reno Creek, offset by cash used in the purchase of short-term investments of $21,771,253, an increase of $188,400 in other long-term assets, cash used in the investment in mineral rights and properties of $309,120, and cash used in the purchase of property, plant and equipment of $11,242.

Stock Options and Warrants

At April 30, 2019, we had stock options outstanding representing 14,736,375 shares at a weighted-average exercise price of $1.41 per share and share purchase warrants outstanding representing 19,443,910 shares at a weighted-average exercise price of $1.94 per share. At April 30, 2019, outstanding stock options and warrants represented a total 34,180,285 shares issuable for gross proceeds of approximately $58.5 million should these stock options and warrants be exercised in full on a cash basis. At April 30, 2019, outstanding in-the-money stock options and warrants represented a total of 13,834,875 shares exercisable for gross proceeds of approximately $17.3 million should these in-the-money stock options and warrants be exercised in full on a cash basis. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended April 30, 2019 and 2018, we incurred $39,365 and $36,210 (nine months ended April 30, 2019 and 2018: $117,086 and $112,850), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

During the nine months ended April 30, 2018, we issued 104,706 shares to Blender with a fair value of $141,678, as settlement of the equivalent amounts owed.

At April 30, 2019, the amount owing to Blender was $48,545 (July 31, 2018: $807).

Material Commitments

Long-Term Debt Obligations

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement, whereby we and our Lenders agreed to extend the maturity date of the Credit Facility from January 1, 2020 to January 31, 2022, and to defer the prior monthly principal payments until the new maturity date of January 31, 2022.

At April 30, 2019, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2019.

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

Subsequent Events

We have no material subsequent events to report in this Quarterly Report.

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

Changes in Internal Controls

Except for the remediation procedure described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about October 2, 2015, Marnie W. McMahon filed a stockholder derivative complaint on behalf of the Company against the Company’s Board of Directors, executive management and three of its vice presidents (the “Company parties”) in the District Court of Nevada (the “Nevada Derivative Case”) seeking unspecified damages on behalf of the Company against the Company parties for allegedly breaching their fiduciary duties to the Company with respect to allegations previously made in a prior class action complaint as against the Company and two of its executive officers which was dismissed in September of 2016 (the “Securities Case”). On January 21, 2016, the Court granted the Company’s motion to stay the Nevada Derivative Case pending the outcome of what was then a federal derivative case involving the same Company parties with similar allegations. Following the voluntary dismissal of the federal derivative case in November of 2017, Ms. McMahon filed an amended complaint on February 10, 2017, which again asserted that the Company’s directors breached their fiduciary duties relating to the factual allegations in the Securities Case. The Company filed a motion to dismiss and on September 13, 2017, the Court granted the Company’s motion to dismiss the Nevada Derivative Case. On or about October 5, 2017, the plaintiff filed a notice of appeal with the Court. On June 14, 2018, the plaintiff filed the Appellant’s opening brief in the Supreme Court of Nevada. In response on August 2018, we filed our answering brief. On February 22, 2019, the Nevada Supreme Court issued an Order Of Affirmance affirming the Reno, Nevada trial court’s dismissal of the Nevada Derivative Case.  The time for the plaintiff to seek reconsideration of the Nevada Supreme Court’s decision has expired and the court has closed the case.

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

As more fully described under Item 1. Business in our Form 10-K Annual Report for Fiscal 2018, we were incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $255.9 million at April 30, 2019. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2019, Fiscal 2016 to Fiscal 2018, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

During the nine months ended April 30, 2019, we completed the public October 2018 Offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $4,894,720 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital positions. At April 30, 2019, we had working capital of $21.5 million including cash and cash equivalents of $6.1 million and short-term investments of $14.9 million. On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders whereby we and the Lenders agreed to certain further amendments to our $20,000,000 Credit Facility, the maturity date was extended from January 1, 2020 to January 31, 2022, and the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $15.0 million principal amounts reported as current-portion of long-term debt at October 31, 2018, representing principal amounts due over the then next 12 months from October 31, 2018, was removed from our capital resource requirement for the then next 12 months. Consequently, our existing cash resources as at April 30, 2019 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2019, Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the nine months ended April 30, 2019, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $4.2 million on our balance sheet at April 30, 2019, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

The global markets have experienced significant and increased volatility in the past and have been impacted by the effects of mass sub-prime mortgage defaults and liquidity problems of the asset-backed commercial paper market, resulting in a number of large financial institutions requiring government bailouts or filing for bankruptcy. The effects of these past events and any similar events in the future may continue to or further affect the global markets, which may directly affect the market price of our common stock and our accessibility for additional financing. Although this volatility may be unrelated to specific company performance, it can have an adverse effect on the market price of our shares which, historically, has fluctuated significantly and may continue to do so in the future.

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

We are authorized to issue 750,000,000 shares of common stock of which 180,562,286 shares were issued and outstanding as of April 30, 2019. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

We filed the 2017 Shelf, which was declared effective on March 10, 2017, providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

As at April 7, 2019, a total of $68.4 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings with a remaining available balance of $31.6 million under the 2017 Shelf. On April 8, 2019 we filed an additional Form S-3 shelf registration statement pursuant to Rule 462(b) of the Securities Act, which became effective upon filing on April 8, 2019, providing for the public offer and sale of certain additional securities of our Company from time to time, at our discretion, under the 2017 Shelf, of up to an aggregate offering amount of an additional $6.3 million; then bringing the balance remaining under the 2017 Shelf to $37.9 million to be sold under the ATM..

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended April 30, 2019, we issued the following securities that were not registered under the Securities Act:

●

on March 5, 2019, we issued 12,501 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.68 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

on March 14, 2019, we issued an aggregate of 750,000 Shares of common stock pursuant to a Securities Exchange Agreement with the Pacific Road Parties, at a deemed issuance price of $1.35 per Share, whereby the Pacific Roads Parties exchanged their collective 11,000,000 Warrants for the Shares.  We relied on exemptions from registration under the Securities Act provided by Section 3(a)(9) with respect to the issuance of these shares; and

●

on April 30, 2019, we issued an aggregate of 23,197 shares of common stock to two consultants in consideration for services under consulting agreements at a deemed issuance price of $1.44 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2019, the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

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

101.1NS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

 XBRL Instance Document

 XBRL Taxonomy Extension Schema Document

 XBRL Taxonomy Extension Calculation Linkbase Document

 XBRL Taxonomy Extension Definitions Linkbase Document

 XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer (Principal Executive Officer) and Director Date: June 7, 2019

By:	/s/ Pat Obara
Pat Obara Chief Financial Officer (Principal Financial Officer) Date: June 7, 2019