Form 10-K
period 2019-07-31
URANIUM ENERGY CORP
filed 2019-10-15
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0399476 (I.R.S. Employer Identification No.)

1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3

(Address of principal executive offices)

(604) 682-9775
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	UEC	NYSE American

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

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.30 on January 31, 2019) was approximately $230,935,509.

The registrant had 181,331,779 shares of common stock outstanding as of October 10, 2019.

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

●	our overall strategy, objectives, plans and expectations for the fiscal year ended July 31, 2019 (“Fiscal 2019”) and beyond;
●	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for U3O8;
●	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
●	our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including the Palangana Mine;
●	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including the Palangana Mine;
●	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
●	our ability to obtain adequate additional financing including access to the equity and credit markets;
●	our ability to remain in compliance with the terms of our indebtedness; and
●	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

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

Forward-looking statements are subject to known and unknown risks and uncertainties. As discussed in more detail under Item 1A. Risk Factors, we have identified a number of material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report, including but not limited to the following:

●	our limited financial and operating history;
●	our need for additional financing;
●	our ability to service our indebtedness;
●	our limited uranium extraction and sales history;

●	our operations are inherently subject to numerous significant risks and uncertainties, of which many are beyond our control;
●	our exploration activities on our mineral properties may not result in commercially recoverable quantities of uranium;
●	limits to our insurance coverage;
●	the level of government regulation, including environmental regulation;
●	changes in governmental regulation and administrative practices;
●	nuclear incidents;
●	the marketability of uranium concentrates;
●	the competitive environment in which we operate;
●	our dependence on key personnel; and
●	conflicts of interest of our directors and officers.

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

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. On December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. (“STMV”), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. On May 24, 2011, we acquired a 100% interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. On September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. On March 30, 2012, we acquired a 100% interest in Cue Resources Ltd. (“Cue”), a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. On March 4, 2016, we acquired 100% interest in JDL Resources Inc., a private company incorporated in Cayman Islands. On July 7, 2017, we acquired 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in Cayman Islands. On August 9, 2017, we acquired a 100% interest in AUC Holdings (US), Inc. On January 31, 2018, we incorporated a wholly-owned subsidiary under the laws of the Province of Saskatchewan, Canada, UEC Resources (SK) Corp.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas, 78401, and 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3.

General Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from the Palangana Mine in November 2010 to July 31, 2019, the Hobson Processing Facility has processed 580,100 pounds of U3O8. At July 31, 2019, we had no uranium supply or “off-take” agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically in the South Texas Uranium Belt, where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as the central processing site (the “hub”) for our Palangana Mine and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”). The Hobson Processing Facility has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually.

At July 31, 2019, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During Fiscal 2019, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During Fiscal 2019, we made significant advancements in various aspects of our operations including:

●	we secured further financing by completing a public October 2018 Offering of 12,613,049 units of the Company at a price of $1.60 per unit for gross proceeds of approximately $20 million;

●

we entered into a Third Amended and Restated Credit Agreement with our Lenders and extended our $20,000,000 senior secured Credit Facility by deferring required principal repayments until maturity and extending the maturity date to January 31, 2022;

●

we completed a Royalty Purchase Agreement with Uranium Royalty Corp. ("URC"), where we sold a 1% net smelter return royalty (collectively, the "Royalties") for uranium only at our Slick Rock, Workman Creek and Anderson projects.  As consideration for the sale of the Royalties, the Company received 12 million common shares of URC;

●

we completed an updated NI 43-101 Technical Report to consolidate the resource for the then Reno Creek Project and the North Reno Creek Project acquired in Fiscal 2018. Additionally, the Reno Creek Permit to Mine and the NRC Source Material License were combined into one Permit to Mine, which was approved by the Land Quality Division Uranium Recovery Program in March 2019;

●

we advanced permitting activities at the Burke Hollow Project and received a Radioactive Materials License after receipt of the Mine Area Permit and Aquifer Exemption in Fiscal 2017 and the two Class I disposal well permits in Fiscal 2016, completing the last permit required for uranium extraction; and

●

we commenced a drilling campaign to prepare for development of the first production area where we drilled 31 exploration/delineation holes and completed 51 monitor wells totaling 33,615 feet at the Burke Hollow Project.

Uranium Industry Background

The need for reliable, non-intermittent, pollution free electricity continues to rise as the world’s population grows to new record levels. By 2030 projections increase over 13% from 2019 levels to 8.5 billion people on the planet. This growth and efforts to reach associated global climate change goals are important drivers for the projected long-term increase in nuclear power’s carbon-free electricity and uranium demand. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned, is testimony to the confidence in nuclear power to provide safe, economical and carbon free electricity as part of an overall energy supply mix.

The International Energy Agency reported “global electricity demand increased 4% in 2018”, and that “11.2 GWe of additional nuclear capacity were connected to the grid, the largest increase since 1989”. As of August 2019, World Nuclear Association (“WNA”) data showed 444 reactors operable worldwide with 54 new reactors under construction, 111 reactors planned or on order and another 330 proposed. In the Nuclear Technology Review 2019 report, the International Atomic Energy Agency projects global nuclear capacity could grow to about 511 GWe by 2030. From the current level of 396 GWe, this amounts to about a 30% increase in nuclear generation capacity. The WNA also reports further capacity is being generated by uprating existing plants and by plant lifetime extensions, particularly in the United States. Globally, for the sixth consecutive year, global nuclear generation increased. This past year nine new reactors started operations and at least another 20 more are due to come on-line by the end of 2020.

With 42 reactors connected to the grid in the past six years, nuclear power has reached its highest level of growth in over 25 years. Most of the growth in nuclear power is coming from countries like China and India, although there is also notable growth in other countries, including Russia and the United Arab Emirates, as well as new prospective entries like Saudi Arabia. Some of these countries have embarked on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long-term contracting with western suppliers and taking controlling interests in individual mines. In addition, Russia, China and South Korea are aggressively pursuing programs to sell their reactors around the globe. In many cases the sales agreements contain turnkey provisions, including uranium supply as a component of the reactor package, that will require far more uranium than they currently produce. As such, they will need to carve out large supply sources in the coming years.

Global generation from nuclear power has eclipsed pre-Fukushima levels, although Japan restarts have been slower than expected. To date a total of 25 reactors have applied for restart and include the nine reactors that have restarted and six more that have been approved for restart. More restarts are expected as Japan ramps back up towards a policy goal of 20-22 percent of their total electrical generation from nuclear power by 2030.

World base case uranium demand is about 193 million pounds in 2019 and exceeds the 142 million pounds of projected production by about 51 million pounds (UxC 2019 Q3 UMO). This gap includes the 19 million pound per year impact from the indefinite shutdown of the worlds’ largest uranium mine in Canada as well as other producer shutdowns and production cuts. The WNA’s September 2019 Fuel Report noted “Rapid growth in uranium demand will lead to a need for additional mined uranium in the period to 2040 in all scenarios”. “Projections for nuclear generating capacity growth have been revised upwards for the first time in eight years, following the introduction of more favorable policies in a number of countries”.

While the difference between primary production and reactor demand is currently being filled with secondary market supplies, this is not a sustainable long-term supply source. Recent forecasts expect secondary sources to drop more than 30% annually, from 49 million pounds in 2019 to about 34 million pounds by 2024. While there are different estimates on timing, it is clear secondary supply (that includes inventory drawdown) will be insufficient to fill a projected supply-demand gap, and new production will be required. As this transition develops, the market will become more production driven as opposed to inventory driven.

The United States has the world’s largest nuclear fleet and produces about 30% of the globe’s nuclear generation. In 2018 electricity production from this fleet reached a new record high of 807.1 billion kilowatt-hours, accounting for about 20% of the U.S.’s total electrical generation (Energy Information Administration (“EIA”)) and about 55% of the nation’s clean air energy (Nuclear Energy Institute (“NEI”)). The operating U.S. reactor fleet stands at 97 reactors, with two new commercial reactors under construction (Vogtle 3 and 4 in Georgia). Questions remain regarding the longer-term future of the two partially built Summer units, but these reactors may eventually be completed with a consortium of Korean and U.S. companies expressing interest in taking over the cancelled project. While some U.S. reactors have been shut down prematurely, the overall generating capacity remains strong as a result of plant reactor uprate programs and license extensions.

Preserving the existing U.S. nuclear fleet is a priority for the industry and, increasingly, the federal government and individual states. President Trump has recently announced “an initiative to revive and expand the nuclear energy sector and directed a complete review of United States nuclear energy policy to help find new ways to revitalize this crucial energy resource”. The NEI notes a recent National Governors Association report key takeaway is “flawed energy markets do not recognize the benefits that nuclear power provides”. This has resulted in a “collaborative, state-level leadership from governors, state legislators, public service commissions and others to preserve their nuclear plants”. Illinois, New York, Connecticut, New Jersey, Arizona and Ohio have passed measures that will help level the playing field, enabling nuclear energy to continue providing the clean air and the highly reliable base load electricity for their energy supply. The State of Pennsylvania is also working on similar measures to preserve their nuclear plants.

Several actions taken by the U.S. federal government over the past couple of years have been constructive developments for the U.S. uranium mining industry. The Department of Interior included uranium as a “Critical Mineral”, vital to the nation’s economic and national security. U.S. Secretary of Energy, Perry, halted the Department of Energy’s uranium barter system that was introducing price insensitive supply into the market. In July of 2018 the Department of Commerce (“DOC”) launched a Section 232 of the Trade Expansion Act investigation “to determine whether uranium imports threaten to impair national security”. The DOC concluded uranium is being imported into the United States in such quantities and under such circumstances (primarily from “foreign state-owned enterprises, which have distorted global prices”) “as to threaten to impair the national security of the U.S.”. While the President did not agree the finding was consistent with Section 232, he did agree that “the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security”. As a result, the President established the U.S. Nuclear Fuel Working Group (“NFWG”) comprised of various government agencies “to develop recommendations for reviving and expanding domestic nuclear fuel production”. The NFWG report is due to the President by October 10, 2019. We view this action as having potential to accelerate already improving supply-demand fundamentals with near-term positive impacts for the U.S. uranium mining industry.

The U.S. is the world’s largest consumer of uranium with annual requirements of about 50 million pounds of U3O8. The EIA reported domestic mined production totaled 0.7 million pounds in 2018, down 37% from 2017. This continues to highlight the extreme U.S. over-dependency on foreign sources of uranium supply. In 2019 U.S. production is expected to drop to levels not seen since the dawn of the industry, over 70 years ago, to less than 1% of U.S. reactor requirements. This level of production is inconsistent with the President’s national security objectives and we believe increases the prospects that the NFWG will make recommendations to the President in-line with his mandates to revitalize and expand U.S. nuclear fuel production.

The uranium market suffered a long downturn after peaking in 2007 at $138 per pound U3O8 that was followed by a rebound and then a subsequent drop of about 75% from early 2011 into the 2016 low at $17.75 per pound. However, the tide appears to have turned with the spot market up over 40% since the 2016 low (through August of 2019). Global fundamentals are in process of rebalancing the uranium market and driving an improvement in the price of uranium. As outlined above, increased levels of production cuts from major producers, plus significant purchasing by producers to fill long-term supply contracts as well as fund buying, are all contributing to the upward movement in uranium prices.

Ultimately, the forces of supply and demand will dictate the uranium market’s future direction. While the market has clearly improved since the 2016 low, we still expect several major drivers to further bolster prices. Higher priced contracts that have supported production costs are continuing to roll out of producer and utility supply portfolios. These higher priced contracts are not replaceable with current market prices below production costs for the vast majority of producers. This will likely continue the trend of production cuts and deferrals until prices rise sufficiently to sustain long-term mining operations. On the demand side of that equation, further upside market pressure also appears likely to evolve as utilities return to a longer-term contracting cycle to replace expiring contracts. As these and other forces unfold the more recent inventory driven market is likely to wane, paving the way for a more production driven market. Lead times for new production typically range from seven to 10 years or longer. The market appears to be within the time frame required for investment to bring new supply online to meet those lead times. However, prices are not yet at levels that incentivize future production. All things considered, we believe the supply and demand fundamentals should continue to exert upward price pressure on uranium.

Titanium (TiO2) Industry Updates

During Fiscal 2019, the market fundamentals for titanium dioxide remained favorable. There is no economic substitute or environmentally safe alternative to titanium dioxide. Titanium dioxide is used in many "quality of life" products for which demand historically has been linked to global gross domestic product (“GDP), ongoing urbanization trends and discretionary spending. 95% of all the mined titanium feedstocks are used to manufacture pure titanium dioxides – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics. The remaining 5% of supply is used in the production of titanium metal.

Demand for titanium feedstocks, such as ilmenite, is closely tied to titanium dioxide pigment demand. The global titanium pigment demand continued to be robust through the first half of calendar 2018, with ilmenite prices increasing, although at a slower pace than recorded during 2017.

Recent results reported by western pigment producers continue to confirm favorable market conditions, which should support ongoing high pigment plant utilization rates and feedstock offtakes through the coming quarters. In China, as in 2017, feedstock suppliers have been reporting some seasonal weakness in the ilmenite market over the summer months. This, coupled with the decline in pigment plant operating rates associated with the enforcement of stricter environmental regulations, has resulted in somewhat lower levels of ilmenite demand and the softening of ilmenite prices in this region.

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

Hobson Processing Facility

The Hobson Processing Facility is located in Karnes County, Texas, about 100 miles northwest of Corpus Christi.  It was originally licensed and constructed in 1978, serving as the hub for several satellite mining projects until 1996, and completely refurbished in 2008. On December 18, 2009, we acquired the Hobson Processing Facility as part of our acquisition of STMV.

With a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually, and licensed to process up to one million pounds of U3O8 annually, our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our “hub-and-spoke” strategy in the State of Texas, specifically in the South Texas Uranium Belt, where we utilize ISR mining.

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

On December 18, 2009, we acquired the Palangana Mine as part of our acquisition of STMV. In November 2010, the Palangana Mine commenced uranium extraction utilizing ISR mining and in January 2011 the Hobson Processing Facility began processing resins received from the Palangana Mine.

Material Relationships Including Long-Term Delivery Contracts

At July 31, 2019, we had no uranium supply or “off-take” agreements in place.

Given that there are up to approximately 60 different companies as potential buyers in the uranium market, we are not substantially dependent upon any single customer to purchase the uranium extracted by us.

Seasonality

The timing of our uranium concentrate sales is dependent upon factors such as extraction results from our mining activities, cash requirements, contractual requirements and perception of the uranium market. As a result, our sales are neither tied to nor dependent upon any particular season. In addition, our ability to extract and process uranium does not change on a seasonal basis. Over the past ten years uranium prices have tended to decline during the calendar third quarter before rebounding during the fourth quarter, but there does not appear to be a strong correlation.

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

In Arizona, Colorado, New Mexico and Wyoming our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of the property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $155 ($165 for payments beginning this year) per claim due yearly on September 1. Our state mineral leases are registered with their respective states. These leases provide for all mineral rights, including surface access rights, subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $3 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term, and some of which have an initial term of 20 years.

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

Under the mining laws of the Republic of Paraguay, title to mineral rights for the Yuty Project is held through a “Mineral Concession Contract” approved by the National Congress and signed between the Government of the Republic of Paraguay and the Company, and titles to mineral rights for the Oviedo Project and the Alto Paraná Titanium Project are held through “Exploration Mining Permits” granted by the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay. These mineral rights provide for the exploration of metallic and non-metallic minerals and precious and semi-precious gems within the territory of Paraguay for up to a six-year period, and for the exploitation of minerals for a minimum period of 20 years from the beginning of the production phase, extendable for an additional ten years.

During Fiscal 2019 and Fiscal 2018, we have had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Paraná Titanium Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages.  While we remain fully committed to our development path forward in Paraguay, we caused our legal counsel to file an appeal with the Administrative Courts in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions.

●	Burke Hollow Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335-acre property located in Bee County, Texas, subject to a fixed royalty amount based on the net proceeds from sales of uranium.

●	Goliad Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 995-acre property located in Goliad County, Texas, subject to certain fixed royalty interests or indexed to the sale price of uranium.

●	Longhorn Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651-acre property located in Live Oak County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

●	Salvo Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,514-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

●	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, an 8,268-acre property located in Yavapai County, Arizona.

●	Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036-acre property located in Gila County, Arizona, subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $100,000 for 2018 and thereafter.

●	Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona.

●	Slick Rock Project, Colorado

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 beginning in November 2017.

●	Diabase Project, Canada

We hold an undivided 100% interest in 10 mineral claims in the Diabase Project, a 54,236-acre property located in the Athabasca region of Saskatchewan, Canada.

●	Yuty Project, Paraguay

The Yuty Project is a 289,680-acre property held under one exploitation concession located in Paraguay, which is subject to an overriding royalty payable of $0.21 per pound of uranium produced from the property.

●	Oviedo Project, Paraguay

The Oviedo Project is a 223,749-acre property under one exploration mining permit located in Paraguay. The Oviedo Project is subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $166,667 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

●	Alto Paraná Titanium Project, Paraguay

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

In Texas surface extraction and exploration for uranium is regulated by the RCT, while ISR uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. At July 31, 2019, we held one exploration permit in each of Bee, Duval and Goliad counties.

Before ISR uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2019, we held Mine Area Permits for the Palangana Mine, the Goliad Project and the Burke Hollow Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2019, we held RMLs for the Palangana Mine, the Burke Hollow Project, the Goliad Project and the Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the Mine Area Permit boundary. These are typically 30 to 100-acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2019, we held four PAA permits for the Palangana Mine and one for the Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2019, we held two Class I disposal well permits for each of the Hobson Processing Facility, the Palangana Satellite Facility, the Burke Hollow Project and the Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an aquifer exemption upon the state’s request.  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA.  The aquifer exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  At July 31, 2019, we held an aquifer exemption for the Palangana Mine, the Goliad Project and the Burke Hollow Project.

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

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (collectively, “Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

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

Competition

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium but also market uranium and other products on a regional, national or worldwide basis. Due to their greater financial and technical resources, we may not be able to acquire additional uranium projects in a competitive bidding process involving such companies. Additionally, these larger companies have greater resources to continue with their operations during periods of depressed market conditions.

The global titanium market is highly competitive, with the top six producers accounting for approximately 60% of the world’s production capacity according to TZ Minerals International Pty. Ltd. Competition is based on a number of factors, such as price, product quality and service. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources).

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers for our three most recently completed Fiscal years.

Employees

Amir Adnani is our President and Chief Executive Officer and, effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2019, we had 48 persons employed on a full-time basis and three individuals providing services on a contract basis.

Available Information

The Company’s website address is http://www.uraniumenergy.com and our annual reports on Form 10-K and quarterly reports on Form 10-Q, and amendments to such reports, are available free of charge on our website as soon as reasonably practicable after such materials are filed or furnished electronically with the SEC. These same reports, as well as our current reports on Form 8-K, and amendments to those reports, filed or furnished electronically with the SEC are available for review at the SEC’s website at www.sec.gov. Printed copies of the foregoing materials are available free of charge upon written request by email at info@uraniumenergy.com. Additional information about the Company can be found on our website, however, such information is neither incorporated by reference nor included as part of this or any other report or information filed with or furnished to the SEC.

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

As more fully described under Item 1. Business, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR methods and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing, of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $262.2 million at July 31, 2019. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

During Fiscal 2019, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20.2 million (the “October 2018 Offering”), and received cash proceeds of $4.9 million from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital positions. On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with our lenders (the ”Lenders”) whereby we and the Lenders agreed to certain further amendments to our $20.0 million credit facility (the “Credit Facility”), the maturity date was extended from January 1, 2020 to January 31, 2022, and the prior monthly principal payments were deferred until the new maturity date of January 31, 2022. As a result, the $10.0 million principal amounts reported as current-portion of long-term debt at July 31, 2018, representing principal amounts due over the then next 12 months from July 31, 2018, was removed from our capital resource requirement for the then next 12 months.

At July 31, 2019, we had cash and cash equivalents and term deposits of $17.9 million and a working capital of $16.6 million. With reduction of our cash burn rate from that incurred in Fiscal 2019 by curtailing expenditures on discretionary and non-core activities and paying certain management, consulting and service provider fees by issuance of shares of the Company in lieu of cash, our existing cash resources as at July 31, 2019 are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that this Annual Report is issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during Fiscal 2019, Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012.

During Fiscal 2019, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have established the existence of mineralized materials for certain projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7 (“Industry Guide 7”), through the completion of a “final” or “bankable” feasibility study for any of our projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

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

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Companies in the Production Stage, as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mill and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for the Hobson Processing Facility, the Palangana Mine, the Reno Creek Project and the Alto Paraná Titanium Project, and have recorded a liability of $3.5 million on our balance sheet at July 31, 2019, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Uranium and titanium exploration and pre-extraction programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state and local levels. These laws and regulations include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium and titanium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

Our compliance costs, including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards, have been significant to date, and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

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

The marketability of uranium concentrates extracted by us will be affected by numerous factors beyond our control. These factors include: (i) macroeconomic factors; (ii) fluctuations in the market price of uranium; (iii) governmental regulations; (iv) land tenure and use; (v) regulations concerning the importing and exporting of uranium; and (vi) environmental protection regulations. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to receive an adequate return on our invested capital.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged.  No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants.  The Company has had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Paraná Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages.  While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file an appeal with the Administrative Courts in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects.  A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

The majority of our directors and officers are involved in other business ventures including similar capacities with other private or publicly-traded companies. Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time. Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us. Our Code of Business Conduct and Ethics Policy for Directors, Officers and Employees provides for guidance on conflicts of interest.

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

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident such as the events in Fukushima in March 2011; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, pre-extraction or extraction activities, including abandonment of key uranium projects; (v) sales of a large number of our shares held by certain stockholders including institutions and insiders; (vi) downward revisions to previous estimates on us by analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; and (ix) introduction of technological innovations by competitors or in competing technologies.

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

We are authorized to issue 750,000,000 shares of common stock of which 180,896,431 shares were issued and outstanding as of July 31, 2019. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

We filed a Form S-3 shelf registration statement, which was declared effective on March 10, 2017 (the “2017 Shelf”). The 2017 Shelf provides for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

As at April 7, 2019, a total of $68.4 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings with a remaining available balance of $31.6 million under the 2017 Shelf. On April 8, 2019 we filed an additional Form S-3 shelf registration statement pursuant to Rule 462(b) of the Securities Act, which became effective upon filing on April 8, 2019, providing for the public offer and sale of certain additional securities of our Company from time to time, at our discretion, under the 2017 Shelf, of up to an aggregate offering amount of an additional $6.3 million; then bringing the balance remaining under the 2017 Shelf to $37.9 million to be sold under our current at-the-market offering (the “ATM”; as discussed herein).

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

If the NYSE American delists our common stock, investors may face material adverse consequences including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

General

At July 31, 2019, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material extracted from the Palangana Mine.

We have prepared and will continue to prepare, from time to time, various technical reports (each, a “Technical Report”), in accordance with the provisions and requirements of National Instrument 43-101 Standards of Disclosure for Mineral Properties (“NI 43-101”), of the Canadian Securities Administrators (the “CSA”), respecting various of our mineral projects. Each of our Technical Reports have been and will continue to be filed by us on the public disclosure website of the CSA at www.sedar.com (“SEDAR”) as required by NI 43-101 and its companion policy and form. As also required by NI 43-101, each Technical Report is prepared by and authored by a qualified person as defined under NI 41-101.

As set forth and required by NI 43-101, each Technical Report may contain certain disclosure relating to mineral resource estimates and/or an exploration target for a subject mineral project. Such mineral resources, if any, have and will have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not and will not report them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in a Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in a Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in a Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our mineral projects for which we plan on utilizing ISR mining, such as the Palangana Mine.

Texas Processing Facility and Projects

The following map shows the location of our Hobson Processing Facility and main projects in Texas:

Hobson Processing Facility

Property Description and Location

The Hobson Processing Facility is a fully-licensed and permitted in-situ recovery or ISR uranium processing plant designed to process uranium-loaded resins from satellite ISR mining facilities to the final product, U3O8 or yellowcake. The Hobson Processing Facility was originally constructed in 1978 and served as a central processing site for several satellite ISR mining projects until 1996. It was completely refurbished in 2008 and on December 18, 2009, we acquired the Hobson Processing Facility through the acquisition of STMV.

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

The Hobson Processing Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, which provides for the capacity to process uranium-loaded resins from a number of satellite ISR mining facilities in South Texas. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as our central uranium processing site (the “hub”) for the Palangana Mine and for future satellite ISR mines, including our Burke Hollow and Goliad Projects (the “spokes”), located within the South Texas Uranium Belt.

In January 2011 the Hobson Processing Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates. During Fiscal 2019, the Hobson Processing facility was in a state of operational readiness.

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

Palangana Mine, Duval County, Texas

Property Description and Location

The Palangana Mine is located in Texas near the center of the extensive South Texas Uranium Belt. The Palangana Mine consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions), as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Palangana Mine is situated in Duval County, Texas, and is located approximately 25 miles west of the town of Alice, 6 miles north of the town of Benavides, 15 miles southeast of the town of Freer and 12 miles southwest of the town of San Diego, as shown in the map below:

Mineral Titles

At July 31, 2019, there were nine leases covering 6,987 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,006 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth property comprised of 1,278 acres which borders the east side of the De Hoyos property and contains the NE Garcia and SW Garcia trends.

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

Mineralized Zones and Historical Drilling Results

As stated previously, mineralization does not occur in all of the Goliad sands nor does it persist in the same sand intervals across the dome area. On the west half of the dome near what is referred to as the Dome trend, Union Carbide developed the “C” sand zone. The NW Garcia and SE Garcia trends to the east of the dome also reside in the “C” sand zone. Also, to the east of the dome, the PAA-2 deposit, as well as the PAA-3 deposit, Jemison Fence and Jemison East trends all occur in the “E” sand, while the PAA-1 deposit occurs in the “G” sand. Within these mineralized horizons smaller roll-fronts are evident that can be mapped as discrete bodies. Some of these bodies contain economic mineralization while others do not. The mineralized horizons occur as stacked intervals often separated by claystones. Generally, they overlap one another but there are differences making a concurrent, multiple-horizon recovery scenario not uniformly effective.

The table below summarizes the historical drilling results at the Palangana Mine prior to its acquisition by the Company on December 18, 2009.

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

Update to July 31, 2019

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2019, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

1)

PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2017, Fiscal 2018 and Fiscal 2019 no additional infill drilling took place;

2)

PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2017, Fiscal 2018 and Fiscal 2019 no additional infill drilling took place;

3)

PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2017, Fiscal 2018 and Fiscal 2019 no additional infill drilling took place;

4)

PAA-4 permitting was completed and approved in November 2014, including the approval of the aquifer exemption in March 2015. The Mine Area Permit boundary was expanded to 8,722 acres from 6,200 acres to include PAA-4. Wellfield design is being finalized in preparation for installment of the first module inside PAA-4. During Fiscal 2015 we drilled five holes for a total of 214 holes for mineral trend exploration, delineation and monitor wells. All monitor wells were sampled for baseline parameters and a pumping test has been completed; and

5)

PAA-5 and PAA-6 mine area expansion application was approved in November 2014. We drilled a total of 46 holes at PAA-5 and PAA-6 for mineral trend exploration and delineation and a monitor well. During Fiscal 2017, Fiscal 2018 and Fiscal 2019 no additional drilling took place.

During Fiscal 2019, Fiscal 2018 and Fiscal 2017 we reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no material amount of U3O8 was processed at the Hobson Processing Facility.

In September 2013 we implemented a strategic plan to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2015 compared to prior years, and there have been no material amount of uranium extracted from the Palangana Mine from Fiscal 2017 to Fiscal 2019.

During Fiscal 2015 the Hobson Processing Facility processed finished goods representing 18,000 pounds of U3O8 (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds; and Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine.  Based on our estimate of mineralized materials in PAA 1, 2 and 3, over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2019 was 44% (July 31, 2015: 44%; July 31, 2014: 43%; July 31, 2013: 40%; and July 31, 2012: 31%).

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of our acquisition of STMV, to July 31, 2019:

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

There are no known environmental liabilities associated with the Burke Hollow Project. We currently have an exploration permit for their work in Bee County from the Texas Railroad Commission (“TRC”).

Prior to any mining activity at the Burke Hollow Project, we would be required to obtain a RML, a large area UIC Mine permit and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, require a separate UIC Mine permit. These permits would be issued by Texas regulatory agencies.

The TRC requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. The standards include that the American Society for Testing and Materials type 1 neat-cement be used in the plugging of test bore holes, the filling and abandonment of mud pits, and the marking of bore holes at the surface. Remediation requirements are sometimes specific to the area of exploration and may include segregation, storage, re-covering with topsoil, re-grading and re-vegetation. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed. If the Burke Hollow Project reaches economic viability in the future, we would need to complete a number of required environmental baseline studies such as cultural resources (including archaeology), socioeconomic impact and soils mapping. Flora and fauna studies will need to be conducted as will background radiation surveys.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Burke Hollow Project is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 47 feet of relief at the site with ground surface elevations ranging from a low of 92 feet to a high of 139 feet above mean sea level. The leased property for the Burke Hollow Project is used mostly for petroleum production, cattle ranching and game management. Access by vehicular traffic is provided from Hwy. 77 to the property.

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

The historic data package obtained by us for a portion of the current Burke Hollow Project area provided the above described information. Based on the very limited number of drill holes, no meaningful resource or reserve determination was made by either Nufuels or Total Minerals. The actual drilling and geophysical logging results, however, have been determined to be properly conducted to current industry standards and usable by our exploration staff in their geologic investigation.

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

Local and Property Geology

The uranium-bearing sands of the Goliad Formation at the project site occur beneath a thin layer of Lissie Formation sand, silt, clay, and gravel, which covers most of the project area with a total thickness of approximately 35 feet on the western side to approximately 70 feet thickness on the downdip eastern side of the project. The Goliad Formation underlies the Lissie and is present at depths ranging from 35 feet to approximately 1,050 feet in depth on the eastern side of the property. We have determined that uranium mineralization discovered to date occurs within at least four individual sand units in the Upper Goliad at depths generally ranging from 160 feet to 500 feet, and within two deeper sand units in the Lower Goliad located between 900 feet to 950 feet in depth.

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

Update to July 31, 2019

During Fiscal 2019, a total of 31 exploration holes and 51 cased monitor wells totaling 33,615 feet were drilled at the Burke Hollow Project to depths ranging from a minimum of 240 feet to a maximum 500 feet, with an average depth of 410 feet. Cumulative to July 31, 2019, a total of 708 exploration holes and 81 monitor wells totaling 364,965 feet have been drilled to depths ranging from a minimum of 160 feet to a maximum of 1,100 feet, with an average depth of 463 feet.

As of July 31, 2019, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands.  Additionally, a total of 51 cased monitor wells were installed in the area which will constitute PAA-1 at Burke Hollow.  With respect to permitting, a pre-operational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014.  A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas.  Archeology, socioeconomic and ecology studies for the project were all completed by December 2013.  Two Class I disposal well applications were submitted and final permits were issued by the TCEQ in July 2015.  The final Mine Area Permit was issued by the TCEQ in December 2016 and an Aquifer Exemption was approved by the EPA in March 2017.  The final RML was issued by TCEQ in February 2019.

An earlier Technical Report, dated February 27, 2013, for Burke Hollow was prepared in accordance with the provisions of NI 43-101 by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR. An Updated Technical Report, dated October 6, 2014, was prepared in accordance with the provisions of NI 43-101 by Andrew W. Kurrus III, P. G., with Clyde L. Yancey, P.G., serving as the Qualified Person under NI 41-101.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of 9 leases covering 995-acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions), as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the Project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the Project area is 28° 52’ 7” N latitude, 97° 20’ 36” W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. Four-wheel drive vehicles may be needed during high rainfall periods. A location map for the Goliad Project is shown below:

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

A Technical Report, dated March 7, 2008 for Goliad, prepared in accordance with the provisions of NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR.

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

The amenability testing described above was conducted on core recovered from four depth intervals from one boring. While this was a limited sampling for this property, the samples are believed to be generally representative of the characteristics of the mineralized intervals and the determined recovery ranges for these intervals is considered to be reliable. Two of the four samples tested contained approximately 0.08% cU3O8 and two contained lower grades of uranium (~0.04% cU3O8). Energy Laboratories, Inc. in Casper, Wyoming, conducted the laboratory testing for this project. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the EPA, the Nuclear Regulatory Commission (the “NRC”) and the following U.S. states: Arizona, California, Colorado, Florida, Indiana, Nevada, Oregon, South Dakota, Texas, Utah and Washington.

Update to July 31, 2019

The following are the material developments respecting the Goliad Project:

●	in May 2010, the Waste Disposal Well Permit was issued by the TCEQ;

●	in April 2011, the Mine Area Permit was issued by the TCEQ;

●	in April 2011, the PAA-1 Permit was issued by the TCEQ;

●	in December 2011, the RML was issued by the TCEQ;

●	in December 2012, EPA concurrence was received for an Aquifer Exemption permit (“AE”) which was the last and final permit needed to begin uranium extraction;

●

in June 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development;

●

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

●	construction of a three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been completed; and

●	processing equipment for the construction of the satellite facility and wellfield including long-lead items such as ion exchange vessels have been received.

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

The Anderson Project area is undeveloped with the exception of various access and drill roads and various water wells previously constructed. No utilities exist on or adjacent to the area. A transmission power line runs northwest-southeast along Highway 93, approximately eight miles to the east; however, direct access to the power line may be obstructed by the Arrastra Mountain Wilderness and Tres Alamos Wilderness located between the power line and the Anderson Project. The construction of a power line would require routing along one of the existing road corridors, a distance of 16.2 miles to the Project boundary.

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

History

In January 1955, T.R. Anderson of Sacramento, California, detected anomalous radioactivity in the vicinity of the Anderson Project using an airborne scintillometer. After a ground check revealed uranium oxide in outcrop, numerous claims were staked. The “Anderson Mine,” as the operation was known at the time, was drilled and mined by Mr. Anderson. Work between 1955 and 1959 resulted in 10,758 tons that averaged 0.15% U3O8 and 33,230 pounds U3O8 were shipped to Tuba City, Arizona, for custom milling. In 1959, production stopped when the Atomic Energy Commission ended the purchasing program.

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

Exploration History at the Anderson Property (Arsenau, 2011)

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

Nine stratigraphic units were identified on the Anderson Project, listed from oldest to youngest as follows:

●	Crystalline Intrusive Rocks: coarse-grained to pegmatitic Precambrian granite;

●	Felsic to Intermediate Volcanic: flows, breccias, tuffs and minor intrusive;

●	Felsic to Intermediate Volcaniclastic: ash flows, tuffaceous beds and arkosic sandstone;

●	Andesitic Volcanic: porphyritic andesitic flows with a paleosurface and locally reddish-brown paleosols;

●

Lacustrine Sedimentary rocks: micaceous siltstones and mudstone, calcareous siltstones and silty limestone, thin beds of carbonaceous siltstone and lignitic material and host of uranium mineralization, averaging about 60 m to 100 m thick;

●	Lower Sandstone Conglomerate: arkosic sandstones and conglomerate, averaging about 60 m to 100 m thick;

●	Basaltic Flows and Dikes: amygdular basalt, averaging about 20 m thick;

●	Upper Conglomerate: cobble and boulder conglomerate, partly indurate and locally calcite cemented, averaging about 0 m to 60 m thick; and

●	Quaternary Alluvium: unconsolidated sand and gravel, caliche formed where calcite-cemented.

Uranium mineralization at the Anderson Project occurs exclusively in the sequence of Miocene-age lacustrine lakebed sediments. The lacustrine sediments unconformably overlie the andesitic volcanic unit over most of the Anderson Project. However, to the east of the Anderson Project they overlie the felsic to intermediate volcanic unit.

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

Mineralization

Uranium mineralization in outcrops and the pit floor at the old Anderson mine was reported by the US Bureau of Mines in Salt Lake City as tyuyamunite (Ca(UO2)2(VO4)2•5-8H2O). Carnotite (K(UO2)2(VO4)2•3H2O) and a rarer silicate mineral, weeksite (K2(UO2)2(Si2O5)3•4H2O), were also reported in outcrop samples. Carnotite mineralization occurs as fine coatings and coarse fibrous fillings along fractures and bedding planes and has been noted in shallow drill holes and surface exposures.

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

Update to July 31, 2019

A Technical Report, dated June 19, 2012, for the Anderson Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by us on SEDAR.

A Preliminary Economic Assessment (“PEA”), dated July 6, 2014 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG, and Terence McNulty, PE, and filed by us on SEDAR.

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

Texas

At July 31, 2019, we currently own various exploration projects located in the South Texas Uranium Belt. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

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

A Technical Report, dated July 16, 2010 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR. A further Technical Report dated March 31, 2011 for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and also filed by us on SEDAR.

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

Wyoming

We acquired the Reno Creek Project on August 9, 2017 and the North Reno Creek Project on May 1, 2018.

Wyoming: Reno Creek Project

The Reno Creek project is located in the Powder River Basin of northeast Wyoming, one of the most prolific uranium producing regions in the U.S. and the home of five producing ISR operations: Cameco’s Smith Ranch/Highland; Cameco’s North Butte satellite; Uranium One’s Willow Creek; Energy Fuels Nuclear, Inc.’s (“EFN”) Nichols Ranch; and Strata’s Lance project.  The project is less than 10 miles from the nearest town, Wright, Wyoming, with a population of 1,800.

The project consists of 19,769 gross acres of properties including a 40-acre, Company-owned central processing plant (the “CPP”) site, and five major resource units, all within six miles of the proposed CPP.

Uranium was originally discovered within the project area by several 1960s/1970s mining companies, including Rocky Mountain Energy, Cleveland Cliffs, American Nuclear and TVA, Pathfinder Mines and others.  Most of the leases and claims that held the resources were dropped in the late 1990s and early 2000s.  In the mid-2000s Strathmore minerals re-staked mining claims and took leases on most of the current project.  Strathmore in 2010 sold them to AUC LLC (“AUC”), which was acquired by us in 2017 and is our wholly-owned subsidiary and the operator of the project.

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

Geologists have mapped 10 to 20 miles of roll-fronts on the holdings that are undrilled or under-drilled, providing numerous high-quality exploration targets to expand current resources.    During 2012 and 2013 AUC drilled 800 holes along one such trend, adding approximately two million pounds to the resource base.

AUC conducted permitting and licensing activities and received final permits from the Wyoming Department of Environmental Quality (“WDEQ”) and the EPA in 2015 and from the NRC in 2017.  The WDEQ issued its Permit to Mine in July 2015, and also referred its recommended approval of the AE to EPA, which approved it in October 2015.  In 2016, WDEQ’s Air Quality Division approved the Air Quality Permit.

The NRC issued its Draft Environmental Impact Statement in July 2016, and the final in December of 2016.  In its release, the NRC noted that that “only small environmental impacts would result from the construction, operation, aquifer restoration and decommissioning of the proposed in-situ recovery facility. Small impacts are defined as those that would be undetectable or so minor that they would not noticeably alter any important attribute of the environmental resource in question”.  NRC then issued the License for the project in February 2017, covering 6,057 acres and approximately 13.74 million pounds of U3O8. Subsequently, the NRC approved of the transfer of control to us on July 31, 2017. Additionally, the State of Wyoming became an NRC Agreement state in September 2018 and, therefore, the Reno Creek Project is now permitted and licensed by the WDEQ.

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

The North Reno Creek Project is situated within and adjacent to our existing permit boundary at the Reno Creek Project, in the Powder River Basin, Campbell County, Wyoming, approximately 80 miles northeast of Casper, Wyoming. We are currently working on a significant revision to the Permit to Mine to incorporate the North Reno Creek Project into the Permit. This permitting action will allow us to mine the resources acquired as part of the transaction.

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

Geologic characteristics of the North Reno Creek Project are similar to the permitted Reno Creek resource areas since the sandstone units are adjacent and contiguous. The uranium deposits within each of these areas occur in medium to coarse-grained sand facies in the lower portion of the Eocene-age Wasatch Formation. The uranium mineralization occurs as interstitial fillings between and coatings on the sand grains along roll front trends formed within the host sandstone aquifers.

We engaged Behre Dolbear & Company (USA), Inc. (“Behre Dolbear”) to review and provide a revised Technical Report at the Reno Creek Project integrating the resources present within the North Reno Creek Project acquired on May 1, 2018. A Technical Report, dated December 31, 2018, for the Reno Creek Project, prepared in accordance with NI 43-101, was completed by Behre Dolbear and filed by us on SEDAR.

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

Paraguay: Oviedo Project

Property Description and Location

The Oviedo Project is located in southeastern Paraguay, approximately 95 miles east of Asuncion, the capital of Paraguay. The Oviedo Project consists of a large exploration mining permit covering a total area of 223,749 acres. The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company (“Anschutz”) of Denver, Colorado (early 1980s), and recently by Crescent Resources (“Crescent”) in 2007. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

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

From 2006 to 2008 the Oviedo Project was optioned to Crescent Resources. During this period a total of 24 holes were drilled and logged in the southern portion, offsetting mineralized holes drilled by Anschutz. A Technical Report, dated October 15, 2012, for the Oviedo Project, prepared in accordance with NI 43-101, was completed by Douglas L. Beahm, P.E., P.G, a consulting geologist/engineer, and filed by us on SEDAR, and the Technical Report reported that 14 of the 24 holes had a GT product (in feet) equal to or greater than 0.30 GT. GT values equal to and above 0.30 are typically considered producible under ISR production methodology. The known uranium mineralization on the Oviedo Project intersected by the past drilling is at depths between 450 and 750 feet. Crescent Resources dropped the option on the Oviedo Project in 2008.

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

Paraguay: Yuty Project, Paraguay

Property Description and Location

The Yuty Project covers 289,680 acres and is located approximately 125 miles east and southeast of Asunción, the capital of Paraguay. It is located within the Paraná Basin, which is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil. Preliminary studies indicate amenability to extraction by ISR, which is the same process currently used by our Company at its Texas operations. Cue spent over CAD$16 million developing Yuty since 2006.

History

Exploration for uranium in southeastern Paraguay was started in 1976 by Anschutz, after a Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for all minerals, excluding oil, gas and construction materials. The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of some 162,700 square kilometers, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 meters of drilling were completed from 1976 to 1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 meters to 0.351% U3O8 over 0.3 meters in sandstones and siltstones. Work was suspended in 1983 due to the decline in the price of uranium, and no further work was done at that time.

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

Geologic Setting of the Yuty Project, Paraguay

Recent Exploration

In late July 2006, Cue signed an agreement with the shareholders of Transandes Paraguay S.A. to option the Yuty Property, followed by a formal earn-in agreement signed on November 6, 2007, and started a systematic uranium exploration program. This included a compilation of all previous exploration data, including lithologic and radiometric logs, stored at the MOPC in Asunción. The most recent drilling completed in the San Antonio area was in November and December 2010, at which time 33 holes were completed for a total of 11,500 feet. Of these holes, five were not successfully completed. Of the 28 holes that reached the target, ten had intersections greater than a GT (grade x thickness) of 0.10m% eU3O8, and an additional 13 had intersections exceeding a GT of 0.03m% eU3O8.

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

A Technical Report, dated August 24, 2011 for the Yuty Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, P.G., P.E., Bill Northrup and Andre Deiss, consulting geologists, and filed by us on SEDAR.

In April 2015 the Yuty Project received a signed resolution from the MOPC, the national agency that regulates mining in Paraguay, advancing the project from the Exploration Phase into the Exploitation Phase. The Yuty Project is only the third mining project to achieve the Exploitation Phase since the current Paraguayan mining law was promulgated in 2007.

When the MOPC grants a mineral concession to an operator the project initially enters the Exploration Phase for a maximum of six years, during which period a company must advance and demonstrate a viable project.  The Exploration Phase is followed by the Exploitation Phase for a maximum of 20 years renewable every five years indefinitely, during which period the environmental licensing process may begin, a key milestone required before starting production, as well as allowing for reductions in land and various investment costs.  The Exploitation Phase is followed by the Production Phase which lasts for an indefinite period.

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

On September 12, 2017, we filed a NI 43-101 Technical Report for the Alto Paraná Project authored by Martin C. Kuhn, PhD, PE and David M. Brown, P. Geo., and filed it on SEDAR.

Other Properties

As of July 31, 2019, we owned 32 acres of real estate located in Goliad County, Texas, 22 acres of real estate in Karnes County, Texas, 40 acres of real estate in Campbell Country, Wyoming, and 76.6 acres of real estate located in the Republic of Paraguay. As of July 31, 2019, we have entered into office rental and service agreements as follows:

●	an office lease at $9,801 per month for the Corpus Christi administration office located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas, 78471. The lease expires on July 31, 2021;
●

an office lease at $7,141 per month for the Vancouver administration office at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3. The lease expires on March 31, 2021; and

●	an office lease at $1,500 per month for the Wyoming office at 409 West Birch Street, Glenrock, Wyoming, 82637. The lease expires on April 30, 2020.

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

The Moore Energy U.S. uranium database consists of over 30 years of uranium exploration information in the States of Texas, New Mexico and Wyoming, originally conducted during the 1970s to the 1990s. It includes results of over 10,000 drill holes, plus primary maps and geological reports. It covers approximately one million acres of prospective uranium claims, in the South Texas Uranium Belt, New Mexico, and Powder River Basin, Wyoming, as well as zones in Texas, and will be used to locate possible mineralized zones.

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

Uranium Resources Inc.

We acquired the full database of historic drill results for our Salvo Project located in Bee County, Texas. The database consists of 425 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps. We have exclusive ownership of this database.

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

In summary, the database contains:

●	4,894 South Texas uranium logs - 2.8 million feet of drilling;
●	13,882 South Texas oil and gas logs - 41.6 million feet;
●	752 maps/sections across South Texas; and

●	103 documents, reports and analyses documenting the study.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2019, our Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

NYSE American
Quarter Ended	High	Low
July 2019	$1.02	$0.96
April 2019	$1.42	$1.37
January 2019	$1.33	$1.28
October 2018	$1.34	$1.30
July 2018	$1.80	$1.48
April 2018	$1.74	$1.22
January 2018	$2.00	$0.96
October 2017	$1.64	$1.05
July 2017	$1.77	$1.10
April 2017	$1.92	$1.23
January 2017	$1.82	$0.81
October 2016	$1.24	$0.86

The last reported closing price for our shares on the NYSE American on October 10, 2019 was 1.13 per share. As of October 10, 2019, we had 217 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2019, we had one equity compensation plan, our 2019 Stock Incentive Plan (the “2019 Plan”). The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Weighted Average Remaining Term (in years) of Outstanding Options, Warrants and Rights (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2019 Stock Incentive Plan)	15,822,725	$1.30	2.54	6,885,376
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	N/A	Nil
Total	15,822,725	$1.30	2.54	6,885,376

Securities Authorized For Issuance Under Compensation Plans

2019 Stock Incentive Plan

On June 6, 2019, our Board of Directors authorized and approved the adoption of the Company’s 2019 Plan, under which an aggregate of 25,785,623 of our shares may be issued, subject to adjustment as described in the 2019 Plan, and which, at that time, consisted of: (i) 15,822,725 shares issuable pursuant to stock options previously granted that were outstanding under our 2018 Stock Incentive Plan (the “2018 Plan”); (ii) 885,376 shares remaining available for issuance under the 2018 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2019 Plan (collectively the “Stock Incentive Plan”). On July 30, 2019, our shareholders approved the adoption of our 2019 Plan. The 2019 Plan supersedes and replaces our prior equity compensation plan, being the 2018 Plan, such that no further shares are issuable under the 2018 Plan.

The purpose of the 2019 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2019 Plan is to be administered by our Compensation Committee (therein our “Administrator”) which shall determine, among other things: (i) the persons to be granted awards under the 2019 Plan (each an “Award” to an “Eligible Participant”); (ii) the number of shares or amount of other Awards to be granted; and (iii) the terms and conditions of the Awards granted. We may issue shares, options, stock appreciation rights, restricted stock units, performance restricted stock units, deferred stock units and dividend equivalent rights, among others, under the 2019 Plan.

An Award may not be exercised after the termination date of the Award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the Administrator under the 2019 Plan. If the Administrator under the 2019 Plan permits an Eligible Participant to exercise an Award following the termination of continuous service for a specified period, the Award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the Award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the Awards outstanding.

The foregoing summary of the 2019 Plan is not complete and is qualified in its entirety by reference to the 2019 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 10, 2019, there were stock options outstanding under our 2019 Plan exercisable for an aggregate of 6,798,750 shares of our common stock.

Common Stock Purchase Warrants

As of October 10, 2019, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 19,443,910 shares of our common stock.

Recent Sales of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2019 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2019 and in our current reports on Form 8-K as filed periodically with the SEC. There were no sales of unregistered securities during our fourth quarter ended July 31, 2019.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2014, through to July 31, 2019, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Denison Mines Corp., UR-Energy Inc., Adams Resources & Energy, Inc., Hallador Energy Company, Abraxas Petroleum Corporation, Fission Uranium Corp., Approach Resources, Inc., Evolution Petroleum Corporation, NexGen Energy Ltd., Polymet Mining Corp., Isramco Inc., Comstock Resources, Inc., Silvercorp Metals Inc., Energy Fuels Inc., Laramie Resources Ltd. and UEX Corporation (collectively the “Current Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Denison Mines Corp., UR-Energy Inc., Gastar Exploration Inc., EFN, Adams Resources & Energy, Inc., Hallador Energy Company, Abraxas Petroleum Corporation, Fission Uranium Corp., Approach Resources, Inc., Evolution Petroleum Corporation, NexGen Energy Ltd., Cloud Peak Energy Inc., Polymet Mining Corp., Isramco Inc., Comstock Resources, Inc. and Silvercorp Metals Inc., (collectively the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index. The change in peer group was made to address changes in the external market and to better reflect our Company’s business.

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for Fiscal 2019, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2019	July 31, 2018	July 31, 2017	July 31, 2016	July 31, 2015
Cash and cash equivalents	$6,058,186	$6,926,523	$12,575,973	$7,142,571	$10,092,408
Term deposits	11,831,671	-	10,000,000	-	-
Working capital (deficit)	16,638,565	(3,974,842)	21,143,775	6,178,194	6,246,920
Total assets	101,040,242	89,611,309	72,177,234	56,176,311	57,900,257
Total liabilities	26,812,974	26,435,749	26,041,829	25,726,433	26,913,592
Stockholders' equity	74,227,268	63,175,560	46,135,405	30,449,878	30,986,665

Consolidated Statements of Operations

	Year Ended July 31,
	2019	2018	2017	2016	2015
Sales	$-	$-	$-	$-	$3,080,000
Costs and expenses	14,977,013	16,313,981	15,218,433	14,331,743	23,415,842
Net loss for the year	(17,152,789)	(17,826,634)	(17,971,056)	(17,329,872)	(23,361,928)
Net loss per share, basic and diluted	(0.10)	(0.11)	(0.14)	(0.16)	(0.25)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2019, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2019, 2018, and 2017 (again, “Fiscal 2019”, “Fiscal 2018” and “Fiscal 2017”) and our financial condition as at July 31, 2019 and 2018, with a particular emphasis on Fiscal 2019, our most recently completed fiscal year.

Business

We operate in a single reportable segment and since 2004, as more fully described under “General Business” of Item 1. Business, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and Paraguay.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2019, we had no uranium supply or off-take agreements in place.

Our fully-licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

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

During Fiscal 2019 we:

●	secured further financing by completing our public October 2018 Offering of 12,613,049 units of the Company at a price of $1.60 per unit for gross proceeds of approximately $20 million;

●

entered into our Third Amended and Restated Credit Agreement with our Lenders and extended our $20,000,000 senior secured Credit Facility by deferring required principal repayments until maturity and extending the maturity date to January 31, 2022;

●

completed our Royalty Purchase Agreement with URC, where we sold 1% net smelter return Royalties for uranium only at each of our Slick Rock, Workman Creek and Anderson Projects.  As consideration for the sale of the Royalties, the Company received 12 million common shares of URC;

●

completed an updated NI 43-101 resource estimate to consolidate the resource for the then Reno Creek Project and the North Reno Creek Project acquired in Fiscal 2018. Additionally, the Reno Creek Permit to Mine and the NRC Source Material License were combined into one Permit to Mine, which was approved by the Land Quality Division Uranium Recovery Program in March 2019;

●

advanced permitting activities at the Burke Hollow Project and received an RML after receipt of the Mine Area Permit and AE in Fiscal 2017 and the two Class I disposal well permits in Fiscal 2016, completing the last permit required for uranium extraction; and

●

commenced a drilling campaign to prepare for development of the first production area where we drilled 31 exploration/delineation holes and completed 51 monitor wells totaling 33,615 feet at the Burke Hollow Project.

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

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source for the U3O8 sold to generate our sales revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no sales revenues generated during Fiscal 2019, Fiscal 2018, Fiscal 2017, Fiscal 2016, Fiscal 2014 or for any periods prior to Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Uranium extraction at the Palangana Mine continued to operate at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. At July 31, 2019, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of the last five fiscal years ended July 31 as obtained from UxC Broker Average Price:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2019	29.28	23.94	26.95	25.41
July 31, 2018	26.44	19.87	22.09	25.81
July 31, 2017	26.69	17.80	22.33	20.11
July 31, 2016	38.13	25.00	32.39	26.13
July 31, 2015	43.81	28.69	36.63	35.19

Historically, the uranium spot price has been difficult to predict and subject to significant volatility, and will continue to be affected by numerous factors beyond our control.

Results of Operations

For Fiscal 2019, Fiscal 2018 and Fiscal 2017, we recorded a net loss of $17,152,789 ($0.10 per share), $17,826,634, ($0.11 per share) and $17,971,056 ($0.14 per share), respectively. Costs and expenses during Fiscal 2019, Fiscal 2018 and Fiscal 2017 were $14,977,013, $16,313,981 and $15,218,433, respectively.

No revenue from U3O8 sales was generated during Fiscal 2019, Fiscal 2018 and Fiscal 2017.

Uranium Extraction Activities

During Fiscal 2019, Fiscal 2018 and Fiscal 2017 we continued with our strategic plan for reduced operations implemented in September 2013 and our operations at the Palangana Mine continued at a reduced level to capture residual uranium only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred for PAA-1, 2 and 3 directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to the consolidated statement of operations.

As a result, no uranium concentrate was extracted at the Palangana Mine and processed at the Hobson Processing Facility during Fiscal 2019 and Fiscal 2018. At July 31, 2019, the total value of inventories was $211,662 (July 31, 2018: $211,662).

Costs and Expenses

During Fiscal 2019, costs and expenses totaled $14,977,013 (Fiscal 2018: $16,313,981; Fiscal 2017: $15,218,433), primarily comprised of mineral property expenditures of $4,487,537 (Fiscal 2018: $4,552,151; Fiscal 2017: $4,120,388), general and administrative of $10,142,035 (Fiscal 2018: $11,407,206; Fiscal 2017: $10,241,681), depreciation, amortization and accretion of $347,441 (Fiscal 2018: $354,624; Fiscal 2017: $497,728) and impairment loss on mineral properties of $Nil (Fiscal 2018: $Nil; Fiscal 2017: $297,942).

Mineral Property Expenditures

During Fiscal 2019, mineral property expenditures totaled $4,487,537 (Fiscal 2018: $4,552,151; Fiscal 2017: $4,120,388), comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our mineral projects.

The following table provides mineral property expenditures on a project basis during the past three fiscal years:

	Year Ended July 31,
	2019	2018	2017
Mineral Property Expenditures
Palangana Mine	$1,027,139	$1,047,635	$880,633
Goliad Project	96,789	105,264	114,286
Burke Hollow Project	1,616,601	675,605	1,020,965
Longhorn Project	45,848	14,401	32,796
Salvo Project	35,923	36,056	37,551
Anderson Project	81,414	68,167	68,303
Workman Creek Project	30,709	31,300	31,265
Slick Rock Project	53,843	52,218	44,231
Reno Creek Project	655,807	1,278,959	-
Yuty Project	102,882	425,298	365,517
Oviedo Project	288,324	119,082	331,798
Alto Paraná Titanium Project	168,956	175,768	800,023
Other Mineral Property Expenditures	557,497	522,398	580,275
Revaluation of Asset Retirement Obligations	(274,195)	-	(187,255)
	$4,487,537	$4,552,151	$4,120,388

During Fiscal 2019 and Fiscal 2017, the asset retirement obligations (“ARO”) of the Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $258,114 and $157,130, respectively, and a credit amount of revaluation of ARO totaling $274,195 and 187,255, respectively, being recorded against the mineral property expenditures for the Palangana Mine. No ARO revision was recorded for the Palangana Mine for Fiscal 2018.

In Fiscal 2019 mineral property expenditures included costs directly related to maintaining operational readiness and permit compliance at the Palangana Mine and Hobson Processing Facility totaled $1,215,657 (Fiscal 2018: $1,326,809; and Fiscal 2017: $1,297,673).

The following is a breakdown of mineral property expenditures by major category for each project:

●	Palangana Mine

During Fiscal 2019, mineral property expenditures at the Palangana Mine totaled $1,027,139 (Fiscal 2018: $1,047,635; Fiscal 2017: $880,633), which were comprised of maintenance of operational readiness and permit compliance of $754,046 (Fiscal 2018: $888,898; Fiscal 2017: $805,295), permitting and property maintenance of $271,187 (Fiscal 2018: $151,612; Fiscal 2017: $69,869) and exploration and development costs of $1,906 (Fiscal 2018: $7,125; Fiscal 2017: $5,469).

●	Goliad Project

During Fiscal 2019, mineral property expenditures at the Goliad Project totaled $96,789 (Fiscal 2018: $105,264; Fiscal 2017: $114,286), which were comprised of permit compliance and property maintenance of $23,974 (Fiscal 2018: $29,935; Fiscal 2017: $23,291), exploration expenditures of $7,115 (Fiscal 2018: $9,770; Fiscal 2017: $24,437) and plant and wellfield development of $65,700 (Fiscal 2018: $65,559; Fiscal 2017: $66,558).

●	Burke Hollow Project

During Fiscal 2019, we continued to advance the permitting activities and received the final RML from TCEQ. During Fiscal 2019, we commenced a drilling campaign and drilled 31 exploration/delineation holes and completed 51 monitor wells totaling 33,615 feet at the Burke Hollow Project.

During Fiscal 2019, mineral property expenditures at the Burke Hollow Project totaled $1,616,601 (Fiscal 2018: $675,605; Fiscal 2017: $1,020,965), which were comprised of permitting and property maintenance of $400,686 (Fiscal 2018: $197,641; Fiscal 2017: $47,695), exploration costs of $524,618 (Fiscal 2018: $477,964; Fiscal 2017: $973,270), primarily for exploration drilling activities, and wellfield development and monitor well installation of $691,297 (Fiscal 2018: $Nil; Fiscal 2017: $Nil).

●	Longhorn Project

During Fiscal 2019, mineral property expenditures at the Longhorn Project totaled $45,848 (Fiscal 2018: $14,401; Fiscal 2017: $32,796), primarily for property maintenance.

●	Salvo Project

During Fiscal 2019, mineral property expenditures at the Salvo Project totaled $35,923 (Fiscal 2018: $36,056; Fiscal 2017: $37,551), primarily for property maintenance.

●	Anderson Project

During Fiscal 2019, mineral property expenditures at the Anderson Project totaled $81,414 (Fiscal 2018: $68,167; Fiscal 2017: $68,303), primarily for property maintenance.

●	Workman Creek Project

During Fiscal 2019, mineral property expenditures at the Workman Creek Project totaled $30,709 (Fiscal 2018: $31,300; Fiscal 2017: $31,265), primarily for property maintenance.

●	Slick Rock Project

During Fiscal 2019, mineral property expenditures at the Slick Rock Project totaled $53,843 (Fiscal 2018: $52,218; Fiscal 2017: $44,231), primarily for property maintenance.

●	Reno Creek Project

During Fiscal 2019, mineral property expenditures at the Reno Creek Project totaled $655,807 (Fiscal 2018: $795,130; Fiscal 2017: $Nil), which were comprised of $513,220 (Fiscal 2018: $284,537; Fiscal 2017: $Nil), for property maintenance, and $142,587 (Fiscal 2018: $510,593; Fiscal 2017: $Nil) for exploration and permitting. In connection with the completion of the Reno Creek acquisition, we paid reimbursable expenses totaling $483,829 for property maintenance costs incurred at the Reno Creek Project prior to the closing of the Reno Creek acquisition, which were also included in the mineral property expenditures for Fiscal 2018.

●	Yuty Project

During Fiscal 2019, mineral property expenditures at the Yuty Project totaled $102,882 (Fiscal 2018: $425,298; Fiscal 2017: $365,517), which were comprised of permitting and property maintenance of $Nil (Fiscal 2018: $225,044; Fiscal 2017: $268,800) and exploration expenditures of $102,882 (Fiscal 2018: $200,254; Fiscal 2017: $96,717).

●	Oviedo Project

During Fiscal 2019, mineral property expenditures at the Oviedo Project totaled $288,324 (Fiscal 2018: $119,082; Fiscal 2017: $331,798), which were comprised of property maintenance of $105,641 (Fiscal 2018: $Nil; Fiscal 2017: $70,782) and exploration expenditures of $182,683 (Fiscal 2018: $119,082; Fiscal 2017: $261,016).

●	Alto Paraná Titanium Project

During Fiscal 2019, mineral property expenditures at the Alto Paraná Titanium Project totaled $168,956 (Fiscal 2018: $175,768), primarily for property maintenance and exploration. During Fiscal 2017, we recorded mineral property expenditures of $800,023 at the Alto Paraná Titanium Project primarily for reimbursement of general maintenance costs incurred prior to the closing of the acquisition the Alto Paraná Titanium Project.

General and Administrative

During Fiscal 2019, general and administrative expenses totaled $10,142,035, which decreased by $1,265,171 compared to $11,407,206 during Fiscal 2018, and increased by $1,165,525 during Fiscal 2018 compared to $10,241,681 during Fiscal 2017.

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

●

during Fiscal 2019, salaries, management and consulting fees totaled $2,648,564, which decreased by $232,324 compared to $2,880,888 during Fiscal 2018, and which increased by $722,228 during Fiscal 2018 compared to $2,158,660 during Fiscal 2017. The variances primarily resulted from increased cash compensation for the Company’s employees, officers and directors during Fiscal 2019 and Fiscal 2018 compared to Fiscal 2017, and severance payments of $466,177 made to certain employees during Fiscal 2018;

●

during Fiscal 2019, office, filing and listing, insurance, corporate development, investor relations and travel expenses totaled $3,418,713, which decreased by $164,211 compared to $3,582,924 during Fiscal 2018, and which primarily resulted from decreased consulting fees and office and administration expenses. Such expenses increased by $337,411 during Fiscal 2018 compared to $3,245,513 during Fiscal 2017, primarily as a result of increased consulting fees and insurance expenses;

●

during Fiscal 2019, professional fees totaled $1,126,717, which decreased by $312,619 compared to $1,439,336 during Fiscal 2018 primarily the result of the dismissal of certain legal claims. Professional fees during Fiscal 2018 increased by $371,198 compared to $1,068,138 during Fiscal 2017. Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

●

during Fiscal 2019, stock-based compensation expense totaled $2,948,041, which decreased by $556,017 compared to $3,504,058 during Fiscal 2018 and decreased by $265,312 during Fiscal 2018, compared to $3,769,370 during Fiscal 2017. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company under the Stock Incentive Plan. In the past few years we have been utilizing equity-based payments to directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays. The stock-based compensation varied from year to year primarily as a result of changes in the amount of compensation share and stock option expenses which are amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Depreciation, Amortization and Accretion

During Fiscal 2019, depreciation, amortization and accretion totaled $347,441, which was consistent compared to $354,624 during Fiscal 2018, and which decreased by $143,104 during Fiscal 2018 compared to $497,728 during Fiscal 2017, primarily as a result of certain property and equipment reaching full amortization and/or depreciation.

Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Impairment Loss on Mineral Properties

During Fiscal 2019 and Fiscal 2018, we did not record any impairment losses. During Fiscal 2017, we abandoned the Nichols Project located in Texas and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $297,942. As a result, an impairment loss on mineral properties of $297,942 was reported on the consolidated statements of operations.

Other Income and Expenses

Interest and Finance Costs

During Fiscal 2019, interest and finance costs totaled $3,249,881, which were consistent when compared to $2,952,202 during Fiscal 2018 and $2,914,862 during Fiscal 2017. During Fiscal 2019, interest and finance costs comprised primarily of interest on long-term debt of $1,622,222 (Fiscal 2018: $1,622,222; Fiscal 2017: $1,622,222), amortization of debt discount of $1,464,989 (Fiscal 2018: $1,180,139; Fiscal 2017: $1,156,657) and surety bond premium of $134,117 (Fiscal 2018: $118,944; Fiscal 2017: $117,069).

Income or Loss from Equity-Accounted Investment

During Fiscal 2019, we completed a royalty purchase agreement (the "Royalty Purchase Agreement") with URC, in connection with the purchase by URC from our Company of 1% net smelter return Royalties, for uranium only, on each of our Slick Rock, Workman Creek and Anderson Projects. On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 shares of URC with a fair value of $9,077,842. As a result, we own 14,000,000 shares representing a 32.6 % interest in URC as at July 31, 2019 (July 31, 2018: 11.3%). Our ability to exercise significant influence over URC’s operating and financing policies continued to exist during Fiscal 2019. Refer to Note 5: Mineral Rights and Properties and Note 8: Equity-Accounted Investment to the Consolidated Financial Statements for Fiscal 2019.

As a result of the increased interest in URC, during Fiscal 2019, we recorded a loss of $1,103,356, which was comprised of a share of URC’s loss totaling $1,858,901, offset by a gain on ownership interest dilution totaling $755,545. During Fiscal 2018, we recorded an income of $423,657, which was comprised of a share of income of $29,001 and a gain on ownership interest dilution of $394,656.

Gain or Loss on Disposition of Assets

During Fiscal 2019, we recorded a gain of $1,595,513 on disposition of assets, compared to a loss of $1,696 and $1,055 for Fiscal 2018 and Fiscal 2017. During Fiscal 2019, we recorded a gain of $1,578,864 on disposition of assets from the sale of royalty interests to URC. Refer to Note 5: Mineral Rights and Properties to the Consolidated Financial Statements.

Liquidity and Capital Resources

	July 31, 2019	July 31, 2018
Cash and cash equivalents	$6,058,186	$6,926,523
Term deposits	11,831,671	-
Current assets	19,709,933	8,340,728
Current portion of long-term debt	-	10,000,000
Other current liabilities	3,071,368	2,315,570
Working capital (deficit)	16,638,565	(3,974,842)

On October 3, 2018, we completed our public October 2018 Offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878, and received cash proceeds of $4,894,720 from the exercise of stock options and warrants, which substantially increased our cash and cash equivalent and improved our working capital position. At July 31, 2019, we had working capital of $16,638,565, which increased by $20,613,407 from the working capital deficit of $3,974,842 at July 31, 2018.

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders, whereby we and the Lenders agreed to certain further amendments to our $20,000,000 Credit Facility, the maturity date was extended from January 1, 2020 to January 31, 2022, and the prior monthly principal payments were deferred until the new maturity date of January 31, 2022.  As a result, the $10.0 million principal amount reported as current portion of long-term debt at July 31, 2018, representing principal amounts due over the then next 12 months from July 31, 2018, was removed from our capital resource requirement for the then next 12 months.  With reduction of our cash burn rate from that incurred in Fiscal 2019 by curtailing expenditures on discretionary and non-core activities and paying certain management, consulting and service provider fees by issuance of shares of the Company in lieu of cash, our existing cash resources as at July 31, 2019 are expected to provide sufficient funds to carry our planned operations for the next 12 months from the date that this Annual Report is issued. Our continuation as a going concern for a period beyond 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales have been realized, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. In Fiscal 2019, we recorded net losses totaling $17,152,789 (Fiscal 2018: $17,826,634; Fiscal 2017: $17,971,056) and we had an accumulated deficit balance of $262,003,699 at July 31, 2019. During Fiscal 2019, net cashed used in operating activities totaled $12,573,468 (Fiscal 2018: 12,511,289; Fiscal 2017: $10,418,676), and net cash outflows totaled $836,844 (Fiscal 2018: $5,565,579; Fiscal 2017: $5,433,403, net cash inflows). Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations.  As detailed in the preceding paragraph, we have also relied to a limited extent on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012, however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term.  Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

For the fiscal year ending July 31, 2020 (“Fiscal 2020”), we estimate that a total of up to $3.4 million will be incurred on our mineral projects for permitting, exploration and pre-extraction activities. We hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay with annual land-related payments totaling $2.7 million to maintain these rights in good standing.

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

●	if the weakness in the market price of uranium experienced in Fiscal 2019 continues or weakens further during Fiscal 2020;
●	if the weakness in the market price of our common stock experienced in Fiscal 2019 continues or weakens further during Fiscal 2020;
●

if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our Credit Facility during Fiscal 2020, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against certain key assets securing our indebtedness; and

●

if another nuclear incident, such as the event that occurred at Fukushima in March 2011, were to occur during Fiscal 2020, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

Equity Financings

We filed a Form S-3 shelf registration statement under the Securities Act which was declared effective on March 10, 2017 (again, the “2017 Shelf”), and which replaced a Form S-3 shelf registration which was declared effective on January 10, 2014 (the “2014 Shelf”) which was then deemed terminated, providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million.

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

On March 10, 2016, we completed a direct registered offering of 12,364,704 units at a price of $0.85 per unit for gross proceeds of $10,510,000 pursuant to a prospectus supplement to the 2014 Shelf. Each unit was comprised of one share of the Company and one-half of one share purchase warrant, with each whole warrant being exercisable at a price of $1.20 per share for a three year period.

As at April 7, 2019, a total of $68.4 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings with a remaining available balance of $31.6 million under the 2017 Shelf. On April 8, 2019, we filed an additional Form S-3 shelf registration statement pursuant to Rule 462(b) of the Securities Act, which became effective upon filing on April 8, 2019, providing for the public offer and sale of certain additional securities of our Company representing an additional 20%, or $6.3 million, of the then remaining $31.6 million available under the 2017 Shelf, which increased the remaining amount available under the 2017 Shelf to $37.9 million.

On April 9, 2019, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (as the “Lead Manager”) and the co-managers set forth on the signature page of the Offering Agreement (each, a “Co-Manager” and, collectively, with the Lead Manager, the “Managers”); under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $37.9 million through the Managers (collectively, the “ATM”). Upon delivery of a “Sales Notice” under and subject to the terms and conditions of the Offering Agreement, the “Designated Manager” of the Managers under the Offering Agreement may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the NYSE American, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, directly to the sales agent as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. Subject to the terms and conditions of the Offering Agreement, the Managers will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell the shares from time to time, based upon the Company’s instructions, subject to applicable state and federal laws, rules and regulations, and the rules of the NYSE American. The Company is not obligated to, and the Company cannot provide any assurances that it will, make any sales of the shares under the Offering Agreement. The Offering Agreement will terminate upon the earlier of (i) the sale of the shares under the Offering Agreement having an aggregate offering price of $37.9 million, (ii) the three year anniversary of the date of the Offering Agreement and (iii) the termination of the Offering Agreement as permitted therein. The Offering Agreement may be terminated by the Lead Manager or the Company at any time upon five days’ notice to the other party, or by the Lead Manager at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company will pay the Designated Manager a commission of 2.25% of the gross proceeds from the sale of shares, and has agreed to provide the Managers with customary indemnification and contribution rights.

In connection with the ATM, on April 9, 2019, we filed a prospectus supplement to the 2017 Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $37.9 million through one or more at-the-market offerings pursuant to the ATM. At July 31, 2019, no public offer or sale of the Company’s shares was completed under the ATM.

As at July 31, 2019, all $106.3 million available under the 2017 Shelf has been and may be utilized through the registration of our shares of common stock and shares of common stock underlying outstanding common share purchase warrants from previous registered offerings as well as our shares of common stock to be sold under the ATM as follows:

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

The key terms of the Third Amended and Restated Credit Agreement are summarized as follows:

●	the extension of the maturity date from January 1, 2020 to January 31, 2022;
●	the deferral of the prior monthly principal payments until the new maturity date of January 31, 2022;
●

the issuance of third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000 paid to the Lenders by way of the issuance of 1,180,328 shares of the Company at a deemed issuance price per share of $1.18611 representing a 10% discount to our five trading-day volume-weighted average trading price prior to closing; and

●

the payment of anniversary fees to the Lenders on each of November 30, 2019, 2020 and 2021, of 7%, 6.5% and 6%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated at a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date.

The Credit Facility is non-revolving with an amended term of 8.5 years maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis.

The Third Credit Amended and Restated Agreement supersedes, in their entirety, the Company’s prior Second Amended and Restated Credit Agreement, dated and effective February 9, 2016, the Amended and Restated Credit Agreement, dated and effective March 13, 2014, and the Credit Agreement dated and effective July 30, 2013, with our Lenders.

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

Refer to “Long-Term Debt Obligations” under Material Commitments and to Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2019.

Operating Activities

During Fiscal 2019, net cash used in operating activities totaled $12,573,468 (Fiscal 2018: $12,511,289; and Fiscal 2017: $10,418,676), primarily for maintaining production readiness, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2019, net cash provided by financing activities totaled $23,843,995 (Fiscal 2018: $604,209; Fiscal 2017: $26,889,996). During Fiscal 2019, we completed our October 2018 Offering of 12,613,049 units at a price of $1.60 per unit and received net proceeds of $18,969,211. In addition, we received net proceeds of $4,822,357 from the exercise of share purchase warrants and $72,363 from the exercise of stock options. During Fiscal 2018, we received net proceeds of $604,209 from the exercise of warrants and stock options. During Fiscal 2017, we received net proceeds of $26,889,996 from the issuance of shares of the Company, of which $24,445,411 was from the January 2017 Offering, $2,387,660 from the exercise of warrants and $56,925 from the exercise of stock options.

Investing Activities

During Fiscal 2019, net cash used by investing activities totaled $12,107,371 whereas, during Fiscal 2018, net cash provided by investing activities totaled $6,341,501, and during Fiscal 2017, net cash used in investing activities totaled $11,037,917. During Fiscal 2019, cash used in the acquisition of mineral rights and properties totaled $155,000, and during Fiscal 2018 cash used in the acquisition of mineral rights and properties totaled $3,588,759 primarily for the acquisition of the North Reno Creek Project and the Diabase Project. During Fiscal 2019, cash used in the purchase of equipment totaled $137,287 (Fiscal 2018: $12,304; Fiscal 2017: $56,407), cash used in an equity-accounted investment totaled $Nil (Fiscal 2018: $Nil; Fiscal 2017: $151,676) and cash used in other long-term assets totaled $Nil (Fiscal 2018: $346,474; Fiscal 2017: $864,806). During Fiscal 2019, we received net cash and restricted cash of $Nil (Fiscal 2018: $289,038; Fiscal 2017: $34,972) from asset acquisitions. During Fiscal 2019, cash used in investment in term deposits totaled $29,858,126 (Fiscal 2018: $21,771,253; Fiscal 2017: $16,000,671), whereas cash proceeds from redemption of term deposit totaled $18,026,455 (Fiscal 2018: $31,771,253: Fiscal 2017: $6,000,671).

Stock Options and Warrants

At July 31, 2019, the Company had 15,738,350 stock options outstanding at a weighted-average exercise price of $1.30 per share and 19,443,910 share purchase warrants outstanding at a weighted-average exercise price of $1.94 per share. At July 31, 2019, outstanding stock options and warrants represented a total 35,182,260 shares issuable for gross proceeds of approximately $58.2 million should these stock options and warrants be exercised in full. At July 31, 2019, outstanding in-the-money stock options and warrants represented a total 3,643,100 shares exercisable for gross proceeds of approximately $3.4 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Plan of Operations

For Fiscal 2020, uranium extraction at PAA-1, 2 and 3 of the Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures and to remain in a state of operational readiness in anticipation of a recovery in uranium prices.  In terms of future growth, exploration and/or pre-extraction, including permitting activities at the Burke Hollow Project, are expected to continue.

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

At July 31, 2019, we complied with all of the covenants under the Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2020.

As July 31, 2019, the significant payment obligations of the Company over next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations - Principal	$20,000,000	$-	$20,000,000	$-	$-
Long-Term Debt Obligations - Interests and Fees	7,966,667	3,026,667	4,940,000	-	-
Asset Retirement Obligations	8,221,018	-	-	-	8,221,018
Operating Lease Obligations	421,364	242,408	178,956	-	-
Total	$36,609,049	$3,269,075	$25,118,956	$-	$8,221,018

At July 31, 2019, we were renting or leasing office premises in Texas and Wyoming, U.S., Vancouver, British Columbia, Canada, and Paraguay for total monthly payments of $22,000. Office lease agreements for the U.S. and Canada expire between April 2020 and July 2021.

Commitments for Management Services

At July 31, 2019, we were committed to paying our key executives a total of $705,000 per year for management services.

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

In accordance with Accounting Standards Codification (“ASC”) 410: Asset Retirement and Environmental Obligations, we capitalize the measured fair value of asset retirement obligations to mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Stock-based Compensation

We measure stock-based compensation awards at fair value on the date of the grant and expense the awards in the Consolidated Statements of Operations and Comprehensive Loss over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the share price of the Company at the date of grant. The fair value of performance based restricted stock units (“PRSUs”) is determined using a Monte Carlo simulation model. Stock-based compensation expense related to stock option awards is recognized over the requisite service period on an accelerating basis. Forfeitures are accounted for as they occur.

Accounting Developments

Other than as already disclosed under Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data, no recently adopted or recently issued accounting pronouncements are anticipated to have a material effect on our consolidated financial statements.

Subsequent Events

Subsequent to July 31, 2019, the Company paid Fiscal 2019 bonuses to certain of its directors, officers, employees and consultants including $659,000 as cash bonus, 188,914 Bonus Shares with a fair value of $187,100, and stock options to purchase 597,650 shares of the Company.

In addition, stock options to purchase 5,990,000 shares of the Company with a weighted average exercise price of $1.34 per share, expired unexercised.

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

Uranium Price Risk

We are subject to market risk related to the market price of uranium. At July 31, 2019, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2019, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm;
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Loss;
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018
Net loss	$(6,334,132)	$(5,017,557)	$(2,349,674)	$(3,451,426)
Total comprehensive loss	(6,199,949)	(5,177,511)	(2,311,442)	(3,451,426)
Basic and diluted loss per share	(0.04)	(0.03)	(0.01)	(0.02)
Total assets	101,040,242	105,055,912	106,958,178	108,046,108

	For the Quarters Ended
	July 31, 2018	April 30, 2018	January 31, 2018	October 31, 2017
Net loss	$(4,770,335)	$(4,146,646)	$(4,353,813)	$(4,555,840)
Total comprehensive loss	(4,652,380)	(4,146,394)	(4,354,060)	(4,555,457)
Basic and diluted loss per share	(0.03)	(0.03)	(0.03)	(0.03)
Total assets	89,611,309	88,958,320	92,046,979	94,523,947

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

During Fiscal 2018, a material weakness was identified surrounding a control employed by the Company in its review and evaluation of certain assumptions in determining the recoverable amount of one of the Company’s mineral properties subject to impairment testing. A material weakness is a deficiency, or combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis. The material weakness identified did not result in any identified misstatement or error in the Company’s consolidated financial statements as at and for the year ended July 31, 2018, and there were no changes in the Company’s previously released financial statements. The Company advised that, because of the material weakness, its ICFR was ineffective as of July 31, 2018 and would continue to be ineffective until the material weakness was remediated, as described below.

In order to address the material weakness identified as of July 31, 2018, the Company’s management introduced additional controls related to impairment testing to this particular mineral property to increase the precision level of the review of key assumptions to prevent or detect errors. A material weakness is not considered remediated until the applicable remedial controls operate for a sufficient period of time. The controls relating to impairment testing were tested as of July 31, 2019, and management has concluded, through this testing, that these controls are operating effectively and the identified material weakness relating to internal controls over impairment testing has been remediated.

During Fiscal 2019, a material weakness was identified around a control in assessing the complexity of the valuation and accounting of a significant non-routine transaction relating to the sale of an asset in the quarter ended January 31, 2019. The material weakness identified resulted in a material adjustment, which was corrected by management in the period it occurred, such that it had no impact on the Company’s consolidated financial statements for the interim periods and for the year ended July 31, 2019. In order to remediate this material weakness, the Company is in the process of redesigning the control procedures around non-routine transactions. The newly designed control procedures are required to be implemented and tested for sufficient instances to be considered operating effectively. Consequently, the controls for non-routine transactions were ineffective as of July 31, 2019.

During Fiscal 2019, a material weakness was identified surrounding an information technology general control (“ITGC”). Specifically, the Company did not maintain effective ITGCs over its accounting systems due to insufficient segregation of duties resulting in a senior financial person having overriding rights to the accounting system with insufficient compensation controls in place to migrate this risk. Accordingly, information technology dependent manual controls that were dependent upon the information derived from this accounting system were determined to be ineffective. To remediate this material weakness, the Company has assigned certain access rights to another party prior to July 31, 2019 and, subsequently, restricted the other access rights of this person. The combination of these two changes in ITGC controls will allow sufficient segregation of duties and, as such, we believe these changes will remediate this material weakness in ITGC controls. These controls were not in place as of July 31, 2019 but were implemented during the first quarter of Fiscal 2020.

As of July 31, 2019, a material weakness exists in our Risk Assessment and Control Activity components of the COSO Framework related to the aggregation of open control deficiencies across our financial reporting processes because the controls were not fully designed and operating effectively. In particular, we did not sufficiently design and document controls around: (i) testing the Company’s code of conduct; (ii) the adoption of new accounting standards; and (iii) accounting for our equity-accounted investment.

The material weaknesses identified either individually or in aggregation did not result in any identified misstatements or errors in the Company’s consolidated financial statements as at and for the year ended July 31, 2019, and there were no changes in the Company’s previously released financial statements. Because of these material weaknesses, we determined that our ICFR was ineffective as of July 31, 2019 and would continue to be ineffective until these material weaknesses are remediated.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting, and which attestation report appears herein.

Changes in Internal Controls

Except for the remediation procedures implemented by the Company as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 10, 2019 are as follows:

Name	Age	Position with the Company
Amir Adnani	41	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	67	Chairman and a director
David Kong	73	Lead independent director
Vincent Della Volpe	77	A director
Ganpat Mani	72	A director
Gloria Ballesta	44	A director
Pat Obara	63	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	57	Executive Vice President

The following describes the business experience of each of our directors, including other directorships held in reporting companies.

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

Fortune magazine distinguished Mr. Adnani on their “40 Under 40, Ones to Watch” list of North American executives. He was selected as one of “Mining’s Future Leaders” by Mining Journal, a UK-based global industry publication. He was a nominee for Ernst & Young’s “Entrepreneur of the Year” distinction.

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

Spencer Abraham. Spencer Abraham has served as Chairman (non-executive) of our Board since March 2017. Mr. Abraham served as Executive Chairman from October 2015 to March 2017 and as the Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, he developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries, and led the landmark nuclear nonproliferation HEU program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001. At a time when the Trump Administration and Congress are considering significant issues pertaining to the U.S. uranium mining sector, Mr. Abraham’s expertise in the public policy arena is especially valuable and he is very actively involved in working with the Company to address these matters.

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

Previously, Mr. Kong served as a director of New Era Minerals Inc., a public company listed on the TSX-V from June 2014 to April 2016.

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

The Board of Directors has concluded that Ms. Ballesta should serve as a director given her significant international experience and experience serving as an independent director for other reporting companies.

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

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 35-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of global.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. From 2014 to 2018, he also served as the Vice President, Commercial at Uranium Participation Corporation, managing a publicly traded fund which allows investors to speculate on physical uranium holdings. Concurrently at that time, Mr. Melbye served as an Advisor to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it related to marketing and sales strategy. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded the company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time the company was publicly traded on the TSX. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom.

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

Audit Committee

Our Board of Directors has established an Audit Committee that operates under a written charter approved by the Board. Our Audit Committee has been structured to comply with Rule 10A-3 under the Exchange Act. Our Audit Committee is comprised of David Kong, Vincent Della Volpe and Gloria Ballesta, all of whom meet the audit committee member independence standards of the NYSE American. Mr. Kong is the Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Kong satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S-K of the rules of the SEC.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code”) that applies to all directors and officers. The Code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

●	accountability for adherence to the Code.

A copy of our Code can be viewed on our website at: http://www.uraniumenergy.com.

Corporate Governance and Nominating Committee

Our Board of Directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board of Directors. The Corporate Governance and Nominating Committee is comprised of Vincent Della Volpe, David Kong and Ganpat Mani. Mr. Della Volpe is the Chairman of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE American.

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

As at the date of this Annual Report, four of our six directors are diverse based on ethnicity and our Company has one female director. There are no female members of the executive team.   The Board of Directors believes that diversity will increase the effectiveness of the Board of Directors and the long-term performance of the Company.

The Corporate Governance and Nominating Committee has performed a review of the experience, qualifications, attributes and skills of our Company’s current directors and believes that our Company’s current directors possess a variety of complementary skills and characteristics, including the following:

●	personal characteristics, including leadership, character, integrity, accountability, sound business judgment and personal reputation;
●	successful business or professional experience;
●	various areas of expertise or experience, including financial, strategic and general management;
●	willingness and ability to commit the necessary time to fully discharge the responsibilities of a director in connection with the affairs of the Company;
●	a demonstrated commitment to the success of the Company; and
●	diverse perspectives, qualifications and knowledge.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2019 within two business days as required by the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our Board of Directors has established a Compensation Committee that operates under a written Charter approved by the Board of Directors. The Compensation Committee is comprised of Vincent Della Volpe, David Kong and Gloria Ballesta. Mr. Della Volpe is the Chairman of the Compensation Committee. All of the members of the Compensation Committee meet the compensation committee independence standards of the NYSE American. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The independence of the Compensation Committee members is re-assessed regularly by the Company.

The Compensation Committee of our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

The responsibilities of the Compensation Committee, as stated in its Charter, include the following:

●	to review and approve the Company’s compensation guidelines and structure;
●	to review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;
●	to review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including base compensation, bonus, incentive and equity compensation; and
●	to periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval, all compensation policies and compensation programs for the executive team.

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2019, the Compensation Committee retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2019 included:

●	compensation philosophy validation;
●	peer group review;
●	executive compensation review for our Chief Executive Officer, Chief Financial Officer and Executive Vice President;
●	short-term incentive plan metric review of peer group;
●	long-term incentive plan review of peer group;

●	performance restricted stock unit design and long-term incentive plan mix evaluation;
●	non-management director compensation review; and
●	review of compensation discussion and analysis in the Company’s proxy statement.

Fees paid for GGA’s services for our last two fiscal years were $27,228 and $20,650 for Fiscal 2018 and Fiscal 2019, respectively.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

In Fiscal 2019, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and non-management director total compensation plans.

The Company recognizes that people are our primary asset and our principal source of competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the mining industry, which is a competitive, global labor market.

The Compensation Committee’s compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The Compensation Committee compensates executive management primarily through base compensation and equity compensation designed to be competitive with comparable companies, and to align management’s compensation with the long-term interests of shareholders. In determining executive management’s compensation, the Compensation Committee also takes into consideration the financial condition of the Company and discussions with the executive in each instance.

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

●	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and
●	to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

●	compensation is designed to align executives to the critical business issues facing the Company;
●	compensation should be fair and reasonable to shareholders and be set with reference to the local market and similar positions of comparable companies;
●

a substantial portion of total compensation is at-risk and linked to individual efforts, as well as divisional and corporate performance. This ensures the link between executive pay and business performance;

●	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with shareholders; and
●	compensation should be transparent to the Board of Directors, executives and shareholders.

Benchmarking Compensation and Peer Groups

In Fiscal 2019, the Compensation Committee commissioned a peer group review from GGA as part of a more holistic executive and director compensation review, in order to address changes in the external market and to ensure that the Company continued to benchmark executive compensation with appropriate market comparators. The Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, established a revised peer group to better reflect the Company’s current business. The Company joined the Russell 3000 index in 2017, however, it is still pre-revenue. To account for the current strategy and size as well as to reflect being listed on the Russell 3000 index, the Company’s Compensation Committee considered two peer groups in the GGA Recommendations that helped formulate its final decisions. The primary peer group (the “Primary Peer Group”) consisted of companies operating in the oil, gas and consumable fuels sector, primarily in North America, of similar size and having a market capitalization generally below $400 million, ranging between 0.25 times and four times the Company’s. Total assets and revenue were also considered as part of the peer selection process. The Company’s market capitalization was positioned around the median at the time of GGA’s Recommendations. The secondary peer group (the “Secondary Peer Group”) consisted of a broader group of companies, primarily operating in the oil, gas and consumable fuels sector, of similar size and having a market capitalization generally below $500 million. These companies provided important context to the market in which the Company competes for talent. The Primary Peer Group was used by the Compensation Committee to establish the compensation levels for the Company’s executives and its Board of Directors. The Secondary Peer Group was used as an additional reference point of competitive pay and also to analyze pay practices and additional market trends existing among Russell 3000 index listed companies.

In Fiscal 2019, with GGA’s Recommendations, our compensation philosophy aimed to align both our executive and Board of Director compensation around the median of the Primary Peer Group.

Primary Peer Group
Abraxas Petroleum Corporation	Denison Mines Corp.	Hallador Energy Company	PolyMet Mining Corp.
Adams Resources & Energy, Inc.	Energy Fuels Inc.	Isramco, Inc.	Silvercorp Metals Inc.
Approach Resources Inc.	Evolution Petroleum Corporation	Laramide Resources Ltd.	UEX Corporation
Comstock Resources, Inc.	Fission Uranium Corp.	NexGen Energy Ltd.	UR-Energy Inc.

Secondary Peer Group (Russell 3000 Index Listed)
Abraxas Petroleum Corporation	Era Group Inc.	Midstates Petroleum Company, Inc.	REX American Resources Corporation
Adams Resources & Energy, Inc.	Evolution Petroleum Corporation	NACCO Industries, Inc.	RigNet, Inc.
Bonanza Creek Energy, Inc.	Geospace Technologies Corporation	Natural Gas Services Group, Inc.	Ring Energy, Inc.
Clean Energy Fuels Corp.	Hallador Energy Company	NCS Multistage Holdings, Inc.	SandRidge Energy, Inc.
Contango Oil & Gas Company	Independence Contract Drilling, Inc.	Overseas Shipholding Group, Inc.	SilverBow Resources, Inc.
Earthstone Energy, Inc.	Isramco, Inc.	Panhandle Oil and Gas Inc.	Solaris Oilfield Infrastructure, Inc.

Compensation Elements and Rationale

There are three basic components to the Company’s executive compensation program: base compensation, short-term incentive awards; and long-term incentive equity compensation.

Base Compensation

Base compensation is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base compensation is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

Short-Term Incentive Awards

The short-term incentive plan is a variable component of compensation and has the objective of motivating the executive officers to achieve pre-determined objectives over a one-year period and to provide a means to reward the achievement of corporate milestones and fulfillment of the annual business plan.

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

As of the end of Fiscal 2014, with the recommendations put forth by GGA, the Compensation Committee established guidelines for the amount of annual short-term incentive awards payable to the executives as a percentage of an executive’s base compensation for specific performance targets and levels achieved. The Compensation Committee determined that no incentive compensation would be payable for performance falling below minimum performance levels. The Compensation Committee determined that maximum annual short-term incentive compensation equivalent to 200% of an executive’s base compensation could be payable for superior performance across all performance levels. The Compensation Committee considered the Company’s overall business and strategic plan, operating activities, financing activities and prevailing market conditions to establish performance targets and levels.

In Fiscal 2019, the Compensation Committee reapproved the following guidelines for the opportunity of annual incentive awards to the executives, based on a selection of financial, operating and individual objectives:

Role	Below Threshold Performance (% of Base Compensation)	Threshold Performance Multiplier (% of Target)	Target Performance Multiplier (% of Target)	Maximum Performance Multiplier (% of Target)
CEO	0%	0%	100%	200%
CFO
Executive Vice President

●

in addition to the performance metrics used to evaluate the executive officer’s annual incentive, the payment of annual incentive awards shall be subject to a determination by the Board of Directors that the Company maintains sufficient cash on hand to meet the Company’s financial obligations as determined on the date of payment; and

●

annual incentive awards shall be subject to a provision for recovery or “clawback” if a payment is subsequently determined by the Board of Directors to have been based on materially inaccurate financial statements or materially inaccurate performance criteria.

The Compensation Committee determined that it would continue evaluating and evolving the short-term incentive program design against best market practices as the Company experiences further growth.

In Fiscal 2019, short-term incentive awards were paid to the executive officers for performance meeting or exceeding target performance levels in the form of cash bonuses as more particularly described in the “Summary Compensation Table” below.

Long-Term Incentive (Equity)

The Company’s long-term incentive program provides for, among other awards, the granting of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares the long-term incentive program to that of comparable companies within our industry and evaluates such factors as the number of options available under its 2019 Plan and the number of options outstanding relative to the number of shares outstanding. The Company has historically sought to award stock options on a competitive basis based on a comparison with comparable companies.

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of options, RSUs and PRSUs. The Board of Directors fixes the exercise price of stock options, RSUs and PRSUs at the time of the grant at the NYSE American closing price of our shares of common stock.

In Fiscal 2019, the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Primary and Secondary Peer Groups. The Compensation Committee determined that stock options, RSUs and PRSUs were the most appropriate form of long-term equity incentive to grant in Fiscal 2019 due to market practice.

In Fiscal 2019, the Compensation Committee considered the advice of GGA and the recommendations issued by leading independent proxy advisors and determined that it would implement a performance based long-term incentive award structure based on best market practice to more closely align pay with performance.

In Fiscal 2019, long-term equity incentive plan awards were awarded to the executive officers in the form of stock options, RSUs and PRSUs, as more particularly described in the “Grants of Plan Based Awards” table below. The stock options vest over 24 months and the RSUs and PRSUs vest over 36 months.

In Fiscal 2019, the Compensation Committee recommended modifications to the Company’s long-term incentive plan and, on June 6, 2019, our Board of Directors adopted the Company’s 2019 Plan. On July 31, 2019 our shareholders ratified the 2019 Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2019:

Name and Principal Position	Base Compensation Cash	Base Compensation Stock Awards (1)	Cash Bonus (STIP)	Stock Awards(2) (LTIP)	Stock Options (LTIP)	At-Risk Pay (STIP & LTIP)
Amir Adnani	22%	0%	26%	35%	17%	78%
President and Chief Executive Officer

Pat Obara	19%	4%	13%	42%	21%	76%
Secretary, Treasurer and Chief Financial Officer

Scott Melbye	41%	10%	13%	21%	15%	49%
Executive Vice President

Notes:

(1)	These amounts represent shares issued in lieu of cash compensation to reduce cash outlays.
(2)	These amounts represent RSUs and PRSUs.

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

In determining the compensation for the executive officers, the Compensation Committee considers compensation paid to executive officers of other companies within the industry, the executive’s performance in meeting goals, the complexity of the management position and the experience of the individual. When reviewing the executive’s performance for Fiscal 2019, the Compensation Committee took into consideration both individual and corporate performance levels. The executive performance targets for Fiscal 2019 were as follows:

	Performance Targets	Weight	Cash Bonus Awarded to CEO
1.	Secure adequate financing within a challenging post-Fukushima environment	35%	$157,500
2.	Establish and carry-out a strategic plan to adapt to the existing uranium market and position the Company for a turnaround in uranium prices	15%	$67,500
3.	Expansion of the project portfolio	20%	$90,000
4.	Grow and de-risk our low-cost ISR portfolio in Texas and Wyoming	10%	$45,000
5.	Advancement of the Company’s projects including permitting	10%	$45,000
6.	Maintain a focus on safety	10%	$45,000
Total		100%	$450,000

The following milestones were attained by the Company as a result of the success of the executives meeting their performance targets:

●

we secured further financing by completing our public October 2018 Offering of 12,613,049 units of the Company at a price of $1.60 per unit for gross proceeds of approximately $20 million, with each unit being comprised of one share of common stock and one-half of one share purchase warrant (each whole warrant being exercisable immediately upon issuance at an exercise price of $2.05 for a 30 month period to purchase an additional share of common stock of the Company for a total of 6,306,471 shares);

●

we entered into our Third Amended and Restated Credit Agreement, dated December 5, 2018, with our Lenders and extended our $20,000,000 senior secured Credit Facility by deferring required principal repayments until maturity and extending the maturity date to January 31, 2022;

●

we completed a Royalty Purchase Agreement, dated August 20, 2018, with URC. The Company, together with UEC Concentric Merge Corp., a wholly-owned subsidiary, sold 1% net smelter return Royalties, for uranium only, on our hard-rock conventional projects, Slick Rock (Colorado), Workman Creek (Arizona) and Anderson (Arizona).  As consideration for the sale of the Royalties, the Company received 12 million common shares of URC representing, along with our prior interest, over a 34% holding in URC. URC is a private company with a unique and sole focus on uranium royalty and streaming assets. It is also the largest investor and a strategic partner of Yellow Cake PLC (AIM: YCA), a holder of physical uranium;

●

we completed an updated NI 43-101 Technical Report for the Reno Creek Project in Wyoming dated December 31, 2018 (the “Report”). The Report was based on the consolidation and inclusion of the former North Reno Creek Project into the Reno Creek Project. We are directing an independent NI 43-101 preliminary feasibility study for the Reno Creek Project to expedite upcoming construction in advancing towards uranium extraction;

●

we advanced permitting activities at our Burke Hollow Project and received an RML, on February 8, 2019, completing the last of the four major permits needed for uranium extraction. In addition to the RML, the Burke Hollow Project now has an 11,000 acre mine area permit, approved in December 2016, two disposal well permits, issued in July 2015, and the AE, issued in March 2017.  We commenced a drilling campaign in March 2019 to consist of approximately 30 delineation holes and the installation of approximately 120 monitor wells to prepare for development of the first production area;

●	we achieved a perfect safety record; and

●	the Company’s shares were retained on the Russell 3000 and related growth and value style indexes.

Executive Compensation

Amir Adnani, President and Chief Executive Officer

During Fiscal 2019, Amir Adnani, through an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control, was retained to provide certain services to the Company, and his direct and indirect compensation as an executive officer of the Company is disclosed below in the Summary Compensation Table. The Company’s compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise to the Company.

As shown in the “Director Compensation” table below, Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company.

Scott Melbye, Executive Vice President

Scott Melbye is retained according to an executive services agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the Summary Compensation Table. The Company’s compensation policy for Mr. Melbye is based on comparisons of other companies’ remunerations made to their Executive Vice Presidents and the value of Mr. Melbye’s expertise to the Company.

Pat Obara, Secretary, Treasurer and Chief Financial Officer

The Company appointed Pat Obara as Secretary, Treasurer and Chief Financial Officer of the Company effective October 29, 2015, as ratified on June 6, 2016. Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara is retained according to a consulting services agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the Summary Compensation Table. The Company’s compensation policy for Mr. Obara is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Obara’s expertise to the Company.

Retirement, Resignation or Termination Plans

Officers with contracts for services have notice requirements which permit pay in lieu of notice.

Each of the Company’s executive services arrangements with Messrs. Adnani and Melbye and Adnani Corp. contemplates the case of termination due to various provisions whereby the named executive officers will receive termination payments, as described below under the heading “Executive Services Agreements”.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

●	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
●	retained an independent compensation advisor, GGA, to provide advice on the structure and levels of compensation for our executive officers and directors;
●	our short-term incentive plan is measured based on business objectives and has a cap on the total amount of payment any position may receive;
●	the use of performance based long-term incentive compensation in the form of PRSUs to encourage a focus on long-term corporate performance versus short-term results;
●	disclosure of executive compensation to stakeholders;
●	established a clawback policy applicable to all cash and equity incentive compensation; and
●	adoption of say-on-pay.

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

Stock Ownership Guidelines

We adopted Stock Ownership Guidelines for executive officers to further align the interests of our executive officers and stockholders (the “Stock Ownership Guidelines”). The Stock Ownership Guidelines provide that each executive officer should attain a specified level of ownership of shares of the Company’s common stock equal to a multiple of their base compensation within five years of the executive officer’s first election to his role:

Role	Requirement (multiple of base compensation)
President and Chief Executive Officer	3x
Chief Financial Officer	1x
Executive Vice President	1x

As of the date of this Annual Report, Mr. Adnani’s ownership exceeds 11 times his current base compensation. Among our executive officers, ownership exceeds, on average, three times their current base compensation. Our Stock Ownership Guidelines are available on the Company’s website at http://www.uraniumenergy.com.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2019 annual meeting of stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving 94% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2019 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2019, there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by the independent directors Vincent Della Volpe, David Kong and Gloria Ballesta, who comprise our Compensation Committee:

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended July 31, 2019, 2018 and 2017 (each a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)		Bonus	Stock Awards (2)		Options Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani	2019	$396,576	(4)	$450,000	$627,630	(5)	$290,455	$-	$-	$-	$1,764,661
President and Chief Executive Officer	2018	396,576		340,000	336,600		273,600	-	-	-	1,346,776
	2017	344,624		260,000	307,000		104,610	-	-	-	1,016,234

Spencer Abraham (6)	2019	-		-	-		-	-	-	-	-
Chairman of the Board	2018	-		-	-		-	-	-	-	-
	2017	78,000		15,000	63,000		68,082	-	-	-	224,082

Pat Obara (7)	2019	95,354		66,000	231,515	(8)	105,620	-	-	-	498,489
Secretary, Treasurer	2018	103,213		50,000	99,436		68,400	-	-	-	321,049
and Chief Financial Officer	2017	100,488		35,000	77,302		50,720	-	-	-	263,510

Scott Melbye	2019	185,009		60,000	140,180	(9)	66,013	-	-	-	451,203
Executive Vice President	2018	188,512		50,000	61,307		51,300	-	-	-	351,119
	2017	188,063		30,000	108,533		70,874	-	-	-	397,470

Notes:

(1)

These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.

(2)	For Fiscal 2017 and Fiscal 2018, these amounts represent the fair value of the shares at the date of issuance.

The grant date fair value of each RSU is $0.9421 per share based on the closing price of our common stock at the grant date of July 30, 2019. The grant fair value of each PRSU is $1.15 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the PRSU number of units. This fair value was calculated using a Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted: expected risk free interest rate: 1.99% to 2.20%; expected volatility: 56.74% to 61.75%; expected dividend yield: 0%; expected life in years: 3.0; and correlation:57.10%.

(3)

These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. These amounts include stock options granted to the Named Executive Officers approved and granted by our Compensation Committee and Board of Directors on July 30, 2019. The following assumptions were used to value the stock options granted July 30, 2019: exercise price: $0.9421; expected risk free interest rate: 1.832%; expected annual volatility: 66.050%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black Scholes value: $0.528.

(4)	A monthly fee of $34,000 was payable pursuant to a certain executive services agreement as more particularly described below under the heading “Executive Services Agreements”.
(5)	These amounts include: (i) RSUs granted to Mr. Adnani on July 30, 2019; and (ii) PRSUs granted to Mr. Adnani on July 30, 2019.
(6)

Mr. Abraham was appointed as Chairman (non-executive) of our Board of Directors effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. For Fiscal 2017, information for Mr. Abraham in his role as Chairman is disclosed above in the Summary Compensation Table and is not reported in the “Director Compensation” table of this Annual Report.

(7)

Mr. Obara was appointed as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company pays Mr. Obara in Canadian currency. For the purpose of reporting the base compensation paid to Mr. Obara, the compensation was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.

(8)

These amounts include: (i) $22,305 for stock awards issued in lieu of cash compensation to reduce cash outlays; (ii) RSUs granted to Mr. Obara on July 30, 2019; and (iii) PRSUs granted to Mr. Obara on July 30, 2019.

(9)

These amounts include: (i) $46,035 for stock awards issued in lieu of cash compensation to reduce cash outlays; (ii) RSUs granted to Mr. Melbye on July 30, 2019; and (iii) PRSUs granted to Mr. Melbye on July 30, 2019.

Grants of Plan Based Awards

We granted Awards to the Named Executive Officers in Fiscal 2019, as follows:

	Award	Grant	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Name	Type(1)	Date	Threshold	Target	Maximum	Units	Options	Awards	Awards
Amir Adnani	Option	July 30, 2019	N/A	N/A	N/A	-	550,000	$0.9421	$290,455	(2)
President and Chief Executive Officer	RSU	July 30, 2019	N/A	N/A	N/A	300,000	N/A	N/A	282,630	(3)
	PRSU	July 30, 2019	150,000	300,000	600,000	-	N/A	N/A	345,000	(4)
Pat Obara	Option	July 30, 2019	N/A	N/A	N/A	15,812	200,000	$0.9421	105,620	(2)
Secretary, Treasurer and Chief Financial Officer	RSU	July 30, 2019	N/A	N/A	N/A	100,000	N/A	N/A	94,210	(3)
	PRSU	July 30, 2019	50,000	100,000	200,000	-	N/A	N/A	115,000	(4)
Scott Melbye	Option	July 30, 2019	N/A	N/A	N/A	32,637	125,000	$0.9421	66,013	(2)
Executive Vice President	RSU	July 30, 2019	N/A	N/A	N/A	45,000	N/A	N/A	42,395	(3)
	PRSU	July 30, 2019	22,500	45,000	90,000	-	N/A	N/A	51,750	(4)

Notes:

(1)	Option – refers to stock options granted under our 2019 Plan.
RSU – refers to restricted stock units granted under our 2019 Plan.
PRSU – refers to performance restricted stock units granted under our 2019 Plan.
(2)

These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model. These amounts include stock options granted to the Named Executive Officers approved and granted by our Compensation Committee and Board of Directors on July 30, 2019. The following assumptions were used to value the stock options granted July 30, 2019: exercise price: $0.9421; expected risk free interest rate: 1.832%; expected annual volatility: 66.050%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black Scholes value: $0.528

(3)	The grant date fair value of each RSU is $0.9421 per share based on the closing price of our common stock at the grant date of July 30, 2019.
(4)

The grant date fair value of each PRSU is $1.15 per share, which incorporates the potential to vest, depending on performance, from 0% to 200% of the PRSU number of shares. This fair value was calculated using a Monte Carlo simulation model.  The following assumptions were used to value the PRSUs granted: expected risk free interest rate: 1.99% to 2.20%; expected volatility: 56.74% to 61.75%; expected dividend yield: 0%; expected life in years: 3.0; and correlation:57.10%.

Outstanding Equity Awards

The following table sets forth information as at Fiscal 2019, relating to options, RSUs and PRSUs that have been granted to the Named Executive Officers:

			Option Awards				Stock Awards
Name	Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)(5)
Amir Adnani	Option	03/09/2014	1,500,000	-	1.32	03/09/2019	-	-	-	-
	Option	28/07/2015	300,000	-	0.93	28/07/2021	-	-	-	-
	Option	22/08/2016	123,750	41,250	1.28	22/08/2022	-	-	-	-
	Option	25/07/2018	200,000	200,000	1.53	25/07/2023	-	-	-	-
	Option	30/07/2019	-	550,000	0.9421	30/07/2029	-	-	-	-
	RSU	30/07/2019	-	-	-		300,000	297,120	-	-
	PRSU	30/07/2019	-	-	-		-	-	300,000	345,000

Pat Obara	Option	03/09/2014	400,000	-	1.32	03/09/2019	-	-	-	-
	Option	28/07/2015	88,000	-	0.93	28/07/2021	-	-	-	-
	Option	22/08/2016	60,000	20,000	1.28	22/08/2022	-	-	-	-
	Option	25/07/2018	50,000	50,000	1.53	25/07/2023	-	-	-	-
	Option	30/07/2019	-	200,000	0.9421	30/07/2029	-	-	-	-
	RSU	30/07/2019	-	-	-		100,000	99,040	-	-
	PRSU	30/07/2019	-	-	-		-	-	100,000	115,000

Scott Melbye	Option	03/09/2014	300,000	-	1.32	03/09/2019	-	-	-	-
	Option	12/01/2016	300,000	-	0.98	12/01/2021	-	-	-	-
	Option	02/08/2016	60,000	-	0.93	02/08/2021	-	-	-	-
	Option	22/08/2017	48,750	16,250	1.28	22/08/2022	-	-	-	-
	Option	25/07/2018	37,500	37,500	1.53	25/07/2023	-	-	-	-
	Option	30/07/2019	-	125,000	0.9421	30/07/2029	-	-	-	-
	RSU	30/07/2019	-	-	-		45,000	44,568	-	-
	PRSU	30/07/2019	-	-	-		-	-	45,000	51,750

Notes:

(1)	Option – refers to stock options granted under our 2019 Plan.
RSU – refers to restricted stock units granted under our 2019 Plan.
PRSU – refers to performance restricted stock units granted under our 2019 Plan.
(2)	RSUs granted vest annually in three substantially equal installments beginning on the first anniversary of the date of grant.
(3)	The value shown is based on the closing price of our common stock of $0.9421 at the grant date of July 30, 2019.
(4)	Represents unearned shares under the PRSUs awards granted July 30, 2019. PRSUs granted vest annually in three substantially equal installments beginning on the first anniversary of the date of grant.
(5)

The grant date fair value of each PRSU is $1.15 per share, which incorporates the potential to vest, depending on performance, from 0% to 200% of the PRSU number of shares. This fair value was calculated using a Monte Carlo simulation model.  The following assumptions were used to value the PRSUs granted: expected risk free interest rate: 1.99% to 2.20%; expected volatility: 56.74% to 61.75%; expected dividend yield: 0%; expected life in years: 3.0; and correlation:57.10%.

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercised and stock Awards vested for the Named Executive Officers for Fiscal 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Amir Adnani, President and Chief Executive Officer	Nil	N/A	Nil	N/A
Pat Obara, Secretary, Treasurer and Chief Financial Officer	Nil	N/A	Nil	N/A
Scott Melbye, Executive Vice President	Nil	N/A	Nil	N/A

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

Director Compensation

Directors receive cash compensation for their services as such, as well as options. The number of stock options granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry. In Fiscal 2019, stock options were awarded to the directors. The stock options vest over 24 months.

In Fiscal 2019, cash bonuses were paid to the directors and stock Awards were issued in lieu of cash compensation to reduce cash outlays. RSUs were granted to Mr. Abraham, the Chairman of the Company. The RSUs vest over 36 months. Restricted share Awards were granted to Messrs. Kong, Mani and Della Volpe and Ms. Ballesta, the independent directors of the Company.

The following table sets forth information relating to compensation paid to our directors for Fiscal 2019:

Name (1)	Fees Earned Or Paid In Cash	Cash Bonus	Stock Awards (2)		Options Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Spencer Abraham (4)	$90,000	$35,000	63,842	(5)	$52,810	$-	$-	$-	$241,652
David Kong	11,334	12,000	38,892	(6)	26,405	-	-	-	88,631
Ganpat Mani	12,000	12,000	38,974	(6)	26,405	-	-	-	89,379
Gloria Ballesta	9,516	12,000	36,510	(6)	26,405	-	-	-	84,431
Vincent Della Volpe	12,000	12,000	38,974	(6)	26,405	-	-	-	89,379
Ivan Obolensky(7)	6,000	-	3,000		-	-	-	-	9,000

Notes:

(1)	Information for Mr. Adnani is disclosed above in the Summary Compensation Table and is not reported in the “Director Compensation” table of this Annual Report.
(2)	These amounts represent the fair value of the shares at the date of issuance. The stock Awards were issued in lieu of cash compensation to reduce cash outlays.
(3)

These amounts include stock options granted to the directors approved and granted by our Compensation Committee and Board of Directors on July 30, 2019. The following assumptions were used to value the stock options: exercise price: $0.9421; risk free interest rate: 1.83%; expected annual volatility: 66.05%; expected life in years: 5.0; expected annual dividend yield: Nil; and Black Scholes value: $0.528.

(4)

Mr. Abraham was appointed as Chairman (non-executive) of our Board of Directors effective March 2, 2017 and served as Executive Chairman from October 14, 2015 to March 2, 2017. For Fiscal 2019, information for Mr. Abraham in his position as Chairman including stock options and stock Awards are disclosed above.

(5)	These amounts include: (i) stock awards issued in lieu of cash compensation to reduce cash outlays; and (ii) RSUs granted to Mr. Abraham on July 30, 2019.
(6)	These amounts include (i) stock awards issued in lieu of cash compensation to reduce cash outlays; and (ii) bonus shares granted on July 30, 2019.
(7)	Mr. Obolensky retired as a director of our Company effective November 26, 2018.

As at July 31, 2019, our directors held stock options to acquire an aggregate of 5,510,000 shares of our common stock as follows: Spencer Abraham: 1,370,000 stock options; Amir Adnani: 2,915,000 stock options; Vincent Della Volpe: 365,000 stock options; David Kong: 375,000 stock options; Ganpat Mani: 275,000 stock options; and Gloria Ballesta: 210,000 stock options.  During Fiscal 2019, Ivan Obolensky retired as a director effective November 26, 2018.

Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017, and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company and is compensated at a rate of $10,833 per month, paid in monthly installments, and $20,000 per year, paid in quarterly installments, for his services as a director of the Company.

Amir Adnani serves as the Company’s Chief Executive Officer, President and a director. Within his capacity as President and Chief Executive Officer, and through an executive services agreement with a private company, Adnani Corp., controlled by Mr. Adnani, he provides various consulting services to the Company. Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company. Mr. Adnani’s direct and indirect compensation as an executive officer of the Company is disclosed above in the Summary Compensation Table.

In Fiscal 2019, David Kong, Vincent Della Volpe, Ganpat Mani and Gloria Ballesta served as independent directors of the Company. During Fiscal 2019, Ivan Obolensky retired as a director effective November 26, 2018. Mr. Kong serves as the Company’s lead independent director and as Chairman of the Company’s Audit Committee. Mr. Della Volpe serves as Chairman of each of the Company’s Compensation Committee and Corporate Governance and Nominating Committee. The independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees, which were as follows in Fiscal 2019:

●	David Kong (CA$25,000 per year);
●	Vincent Della Volpe ($20,000 per year);
●	Ganpat Mani ($20,000 per year); and
●	Gloria Ballesta (CA$20,000 per year).

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairmanship fees or meeting attendance fees above and beyond such annual retainer fees for Fiscal 2019.

In addition to such retainers, directors, from time to time, may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to other directors of companies in the industry.

Standard retainer amounts paid to directors, as well as any bonus payments or options, are determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2019, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our CEO) was $81,325; and

●	the annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this Annual Report, was $1,702,285.

Based on this information, for Fiscal 2019 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 21 to 1.

We believe our CEO Pay Ratio for Fiscal 2019 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short and long-term corporate performance. The ratio of our CEO’s base compensation to the base compensation of our median employee was approximately 21 to 1 because the fixed portion of our CEO’s compensation was positioned around the 50th percentile of his position per the review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards him a mix of compensation with a higher variable component (i.e., annual company bonus, stock option awards, RSUs and PRSUs) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase shareholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2019 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;

●

we determined that, as of July 31, 2019, our employee population consisted of approximately 42 individuals working for us and our consolidated subsidiaries, with approximately 64% of these individuals located in the United States, 24% in Canada and 12% in Paraguay. This population consisted of our full-time, part-time and temporary employees. We do not have seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2019 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2019. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2019;

●	no adjustments were made for cost-of-living differences;

●	an average exchange rate for U.S. dollar for Fiscal 2019 was applied to compensation reported in a foreign currency; and

●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $4,180,785. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table included in this Annual Report under the heading “Executive Compensation”.

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

Executive Services Agreements

Adnani Executive Services Agreement

On July 23, 2009, our Board of Directors approved the entering into of an executive services agreement with Adnani Corp., Mr. Adnani’s services corporation, as amended by certain letter agreements, dated for reference effective as at July 1, 2010 and February 1, 2012, respectively, with a term expiring on July 23, 2012 (the “2009 Adnani Agreement”). The 2009 Adnani Agreement was subject to automatic renewal and remained in effect until June 30, 2013. On July 24, 2013, our Board of Directors approved the entering into of a further amended and restated executive services agreement with Adnani Corp. with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2016, as amended by a letter agreement dated August 1, 2015 (collectively the “Adnani Agreement”).

The Adnani Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Adnani Corp. provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (ii) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Adnani Corp. was reduced by 10% on a non-accrued basis, from its original and stated amount to $30,600, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time.

If the Company elects to not renew the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term effective from July 23, 2009 and any renewal period during which the Adnani Agreement was in force and effect and during which Adnani Corp. rendered services thereunder, together with a cash payment equating to Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (ii) any expense payment reimbursements which would then be due and owing by the Company to Adnani Corp. to the effective termination date, payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Expense Reimbursements”); (iii) subject to applicable provisions of the Adnani Agreement and the Company’s Stock Incentive Plan, all of Mr. Adnani’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of two years from the effective termination date (the “Adnani Options Extension”); and (iv) confirmation that all of Adnani Corp.’s and Mr. Adnani’s then benefits coverage would be extended to Mr. Adnani for a period ending two years from the effective termination date (the “Adnani Benefits Extension”).

If the Company elects to terminate the Adnani Agreement without just cause (as defined therein), or if Adnani Corp. terminates the Adnani Agreement for just cause, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of 24 months of the then monthly fee, together with a cash payment equating to two times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension; and (iv) the Adnani Benefits Extension.

If Adnani Corp. elects to terminate the Adnani Agreement for good reason (as defined therein) and including, without limitation, a material diminution of Mr. Adnani’s duties, a failure of the Company to deliver a written agreement to be entered into with any successor, assignee or transferee of the Company to assume and agree to perform the Adnani Agreement, a failure of the Company to pay remuneration or any other breach by the Company of a material provision of the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of 18 months of the then monthly fee, together with a cash payment equating to one and one-half times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. over a period of 12 months from the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension; and (iv) the Adnani Benefits Extension.

If Adnani Corp. elects to terminate the Adnani Agreement, except for just cause, or if the Company terminates the Adnani Agreement for just cause, Adnani Corp. is not entitled to a termination package of any kind.

The Adnani Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Adnani, in which case the Company shall be obligated to provide a termination package to Adnani Corp. or Mr. Adnani’s estate as follows, provided that Adnani Corp. is or was in compliance with the relevant terms and conditions of the Adnani Agreement: (i) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Adnani Corp’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. or Mr. Adnani’s estate within 14 calendar days of the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; and (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension.

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

Pursuant to the terms and provisions of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee of $20,833. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Mr. Melbye was reduced by 10% on a non-accrued basis, from its original and stated amount to $18,750. Effective from June 1, 2016, a portion of monthly fees were paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time.

If the Company elects to not renew the Melbye Agreement, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the same, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (i) a cash payment equating to any outstanding fees and bonuses which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Fees and Bonuses”); (ii) any expense payment reimbursements which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Expense Reimbursements”); (iii) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Vacation Pay”); (iv) subject to applicable provisions of the Melbye Agreement and the Company’s Stock Incentive Plan, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of 90 calendar days from the effective termination date (the “Melbye Options Extension”); and (v) confirmation that all of Mr. Melbye’s then benefits coverage would be extended to Mr. Melbye for a period ending 90 calendar days from the effective termination date (the “Melbye Benefits Extension”).

If the Company elects to terminate the Melbye Agreement without just cause (as defined therein), or if Mr. Melbye terminates the Melbye Agreement for just cause, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the same, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (i) all Melbye Outstanding Fees and Bonuses, together with a cash payment equating to any additional fees which Mr. Melbye would have been entitled to receive until the end of the applicable initial term or renewal period; (ii) all Melbye Outstanding Expense Reimbursements; (iii) all Melbye Outstanding Vacation Pay; (iv) the Melbye Options Extension; and (v) the Melbye Benefits Extension.

If Mr. Melbye elects to terminate the Melbye Agreement, except for just cause, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the Melbye Agreement, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (i) all Melbye Outstanding Fees and Bonuses; (ii) all Melbye Outstanding Expense Reimbursements; (iii) all Melbye Outstanding Vacation Pay; and (iv) subject to applicable provisions of the Melbye Agreement, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company that have vested as at the effective termination date shall continue to be exercisable for a period of 90 calendar days from the effective termination date.

If the Company elects to terminate the Melbye Agreement for just cause, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (i) a cash payment equating to any outstanding fees which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date; (ii) all Melbye Outstanding Expense Reimbursements; and (iii) all Melbye Outstanding Vacation Pay.

The Melbye Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Melbye, in which case the Company shall be obligated to provide a severance package to Mr. Melbye or Mr. Melbye’s estate as follows, provided that Mr. Melbye is or was in compliance with the relevant terms and conditions of the Melbye Agreement: (i) all Melbye Outstanding Fees and Bonuses; (ii) all Melbye Outstanding Expense Reimbursements; (iii) all Melbye Outstanding Vacation Pay; and (iv) subject to applicable provisions of the Melbye Agreement, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company that have vested as at the effective termination date shall continue to be exercisable for a period of one year from the effective termination date.

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

Pursuant to the terms and provisions of the Obara Agreement: (i) through Obara Ltd., Pat Obara provides various consulting services to the Company which are in addition to his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer of the Company; and (ii) we shall pay to Obara Ltd. a monthly fee of CA$13,750. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Obara Ltd. was reduced by 10% on a non-accrued basis, from its original and stated amount to CA$12,375, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time.

If the Company elects to not renew the Obara Agreement or any party elects to terminate the Obara Agreement, Obara Ltd.’s obligation to provide the services to the Company will continue only until the effective termination date and the Company shall be obligated to provide to Obara Ltd.: (i) any fees which would then be due and owing by the Company to Obara Ltd. to the effective termination date; (ii) any expense payment reimbursements which would then be due and owing by the Company to Obara Ltd. to the effective termination date (the “Obara Outstanding Expense Reimbursements”); (iii) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Obara to the effective termination date (the “Obara Outstanding Vacation Pay”); (iv) subject to applicable provisions of the Obara Agreement and the Company’s Stock Incentive Plan, the vested portion of all Obara Ltd.’s and Mr. Obara’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall continue to be exercisable for a period of 90 calendar days following the effective termination date (the “Obara Options”); and (v) confirmation that all of Mr. Obara’s then benefits coverage would be covered until the effective termination date (the “Obara Benefits”).

The Obara Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Obara, in which case the Company shall be obligated to provide to Obara Ltd.: (i) any fees which would then be due and owing by the Company to Obara Ltd. to the effective termination date; (ii) Obara Outstanding Expense Reimbursements; (iii) the Obara Outstanding Vacation Pay; (iv) the Obara Options; and (v) the Obara Benefits.

Obara Ltd. was dissolved in Fiscal 2016 and, as a result the Obara Agreement was terminated. However, the Company’s and Mr. Obara’s ongoing obligations remain as contemplated and set forth in the Obara Agreement.

Director Services Agreement

Abraham Appointment Letter

On October 14, 2015, our Board of Directors approved the entering into of an appointment letter with Spencer Abraham dated for reference effective as at October 1, 2015 (the “Abraham Agreement”).

Pursuant to the Abraham Agreement: (i) Mr. Abraham was appointed as Chairman of our Board of Directors and shall provide duties to us commensurate with his position; (ii) we shall pay to Mr. Abraham a monthly fee of $10,833; and (iii) we shall pay to Mr. Abraham an annual fee of $20,000 in connection with his tenure as a director of our Company.

In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016: (i) the monthly fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original and stated amount to $9,750, of which a portion was paid in shares of common stock in lieu of cash; and (ii) the annual fee payable to Mr. Abraham was reduced by 10% on a non-accrued basis, from its original amount to $18,000, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2019, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and
●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 181,331,779 shares of common stock outstanding as of October 10, 2019.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following October 10, 2019, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Executive Officers:
Amir Adnani 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	3,398,404 (2)	1.87%
Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	1,363,639 (3)	*
Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	311,252 (4)	*
David Kong 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	251,007 (5)	*
Ganpat Mani 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	223,208 (6)	*
Gloria Ballesta 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	155,053 (7)	*
Pat Obara 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	601,459 (8)	*
Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	759,671 (9)	*
All directors and executive officers as a group (9 persons)	7,063,693 (10)	3.90%
Major Shareholder:
BlackRock, Inc. 55 East 52nd Street New York, NY, U.S.A., 10055	11,080,941 (11)	6.11%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of October 10, 2019, there were 181,331,779 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 2,661,654 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 733,750 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(3)

This figure represents (i) 153,639 shares of common stock and (ii) stock options to purchase 1,210,000 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(4)

This figure represents (i) 185,002 shares of common stock and (ii) stock options to purchase 126,250 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(5)

This figure represents (i) 107,757 shares of common stock, (ii) 7,000 shares of common stock held of record by Mr. Kong’s wife and (iii) stock options to purchase 136,250 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(6)

This figure represents (i) 111,958 shares of common stock and (ii) stock options to purchase 111,250 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(7)

This figure represents (i) 38,803 shares of common stock and (ii) stock options to purchase 116,250 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(8)

This figure represents (i) 358,459 shares of common stock and (ii) stock options to purchase 243,000 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(9)

This figure represents (i) 281,546 shares of common stock and (ii) stock options to purchase 478,125 shares of our common stock, which have vested or will begin to vest within 60 days of the date hereof.

(10)	This figure represents (i) 3,908,818 shares of common stock and (ii) stock options to purchase 3,154,875 shares of our common stock.
(11)	This information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on February 6, 2019.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2019, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which a related person had or will have a direct or indirect material interest.

During Fiscal 2019, we incurred $149,692 (Fiscal 2018: $148,081; and Fiscal 2017: $174,299) in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During Fiscal 2018 and Fiscal 2017, we issued 104,706 and 148,368 shares with a fair value of $141,678 and $170,060, respectively, as settlement of the equivalent amounts owed to Blender.  As a result, no gain or loss on settlement of liabilities was recognized on the consolidated statements of operations and comprehensive loss.

At July 31, 2019, amounts owed to Blender totaled $68,680 (Fiscal 2018: $807).  These amounts are unsecured, non-interest bearing and due on demand.

During the three months ended October 31, 2018, the Company advanced $152,184 (CA$200,000) to Arash Adnani, for and on behalf of Blender, in anticipation for various advertising and media buying services to be provided to the Company both during and after that period.  Subsequently, during the three months ended January 31, 2019, the advanced funds were returned to the Company in full as the intended services were not required and rendered as originally anticipated.  As a result, the amount due from Arash Adnani/Blender was $Nil as of July 31, 2019.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that Vincent Della Volpe, David Kong, Ganpat Mani and Gloria Ballesta each qualify as independent directors under the listing standards of the NYSE American.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2019 and 2018. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2019	Year Ended July 31, 2018
Audit Fees	$357,995	$264,800
Audit Related Fees	-	-
Tax Fees	72,277	40,250
Total	$430,272	$305,050

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, Ernst & Young LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Ernst & Young LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Ernst & Young LLP which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Ernst & Young LLP. The Audit Committee has approved all audit and permitted non-audit services performed by Ernst & Young LLP for the year ended July 31, 2019.

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

2.5	Purchase Agreement between Uranerz Energy Corporation and Uranium Energy Corp., dated November 1, 2017 (47)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (30)
4.1	Form of Indenture (27)
4.2	Form of Indenture (40)
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)
10.13	Uranium Mining Lease dated August 24, 2005 (11)

10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)
10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)
10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29	2009 Stock Incentive Plan, as amended on May 25, 2010 (13)
10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)
10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated October 25, 2011(18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. dated November 7, 2011(19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated February 28, 2012(20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)
10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41	2013 Stock Incentive Plan (25)
10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)
10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)

10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47	2014 Stock Incentive Plan (31)
10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49	2015 Stock Incentive Plan (33)
10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)
10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)
10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham *
10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)
10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)
10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)
10.59	Form of Warrant (38)
10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)
10.61	2016 Stock Incentive Plan (39)
10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)
10.63	Form of Warrant (41)
10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)
10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 (46)
10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)
10.67	Royalty Purchase Agreement between Uranium Energy Corp. and Uranium Royalty Corp., dated August 20, 2018 (49)
10.68	2018 Stock Incentive Plan (48)
10.69

Underwriting Agreement, dated as of October 1, 2018, by and between Uranium Energy Corp., H. C. Wainwright & Co., LLC, Haywood Securities Inc., TD Securities Inc., Eight Capital, Roth Capital Partners, LLC and Sprott Private Wealth LP (50)

10.70	Third Amended and Restated Credit Agreement dated December 5, 2018 (51)

10.71

Securities Exchange Agreement, dated March 14, 2019, as entered between the Company and each of Pacific Road Resources Reno Creek Cayco 1 Ltd., Pacific Road Resources Reno Creek Cayco 2 Ltd., Pacific Road Resources Reno Creek Cayco 3 Ltd., Pacific Road Resources Reno Creek Cayco 4 Ltd. and Reno Creek Unit Trust (52)

10.72

At The Market Offering Agreement, dated April 9, 2019, by and between Uranium Energy Corp., H. C. Wainwright & Co., LLC, Haywood Securities (USA) Inc., TD Securities (USA) Inc., Eight Capital Corp., Roth Capital Partners, LLC and Cormark Securities (USA) Limited (53)

10.73	2019 Stock Incentive Plan (54)
21.1	Subsidiaries of Uranium Energy Corp. *
23.1	Consent of Independent Auditors, Ernst & Young LLP *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.

(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Uranium Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. (the Company) as of July 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 14, 2019 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Chartered Professional Accountants

We have served as the Company's auditor since 2007.

Vancouver, Canada
October 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Uranium Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited Uranium Energy Corp.’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Uranium Energy Corp. (the Company) has not maintained effective internal control over financial reporting as of July 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: i) design of the controls over non-routine transactions ii) design of the information technology general controls and iii) an aggregation of deficiencies impacting the risk assessment and control activity components of the COSO framework.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity, for each of the three years in the period ended July 31, 2019, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated October 14, 2019 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Vancouver, Canada

October 14, 2019

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	Note(s)	July 31, 2019	July 31, 2018

CURRENT ASSETS
Cash and cash equivalents	7	$6,058,186	$6,926,523
Term deposits	3	11,831,671	-
Inventories		211,662	211,662
Prepaid expenses and deposits	4	1,343,458	1,023,183
Other current assets		264,956	179,360
		19,709,933	8,340,728

MINERAL RIGHTS AND PROPERTIES	5	63,536,895	71,122,576
PROPERTY, PLANT AND EQUIPMENT	6	7,042,359	7,101,552
RESTRICTED CASH	7	1,821,392	1,789,899
EQUITY-ACCOUNTED INVESTMENT	8	8,680,449	693,502
OTHER LONG-TERM ASSETS		249,214	563,052
		$101,040,242	$89,611,309

CURRENT LIABILITIES
Accounts payable and accrued liabilities	13	$3,002,688	$2,314,763
Due to a related party	9	68,680	807
Current portion of long-term debt	10	-	10,000,000
		3,071,368	12,315,570

LONG-TERM DEBT	10	19,599,963	9,534,974
ASSET RETIREMENT OBLIGATIONS	11	3,541,082	4,020,282
LONG-TERM LEASE LIABILITIES		50,010	-
DEFERRED TAX LIABILITIES	15	550,551	564,923
		26,812,974	26,435,749

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 180,896,431 shares issued and outstanding (July 31, 2018 - 161,175,764)	12	180,896	161,176
Additional paid-in capital		336,047,595	308,062,379
Share issuance obligation	13	187,100	-
Accumulated deficit		(262,200,784)	(245,151,636)
Accumulated other comprehensive income	1	12,461	103,641
		74,227,268	63,175,560
		$101,040,242	$89,611,309

COMMITMENTS AND CONTINGENCIES	19
SUBSEQUENT EVENTS	13

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Note(s)	2019	2018	2017
COSTS AND EXPENSES
Mineral property expenditures	5	$4,487,537	$4,552,151	4,120,388
General and administrative	9,13	10,142,035	11,407,206	10,241,681
Depreciation, amortization and accretion	5,6,11	347,441	354,624	497,728
Impairment loss on mineral properties	5	-	-	297,942
Inventory write-down		-	-	60,694
		14,977,013	16,313,981	15,218,433
LOSS FROM OPERATIONS		(14,977,013)	(16,313,981)	(15,218,433)

OTHER INCOME (EXPENSES)
Interest income		433,031	227,534	137,863
Interest expenses and finance costs	10	(3,249,881)	(2,952,202)	(2,914,862)
(Loss) income from equity-accounted investment	8	(1,103,356)	423,657	-
Other income		134,545	82,543	40,078
Gain (loss) on disposition of assets	5	1,595,513	(1,696)	(1,055)
Loss on settlement of liabilities		-	-	(49,002)
		(2,190,148)	(2,220,164)	(2,786,978)
LOSS BEFORE INCOME TAXES		(17,167,161)	(18,534,145)	(18,005,411)

DEFERRED TAX BENEFITS	15	14,372	707,511	34,355
NET LOSS FOR THE YEAR		(17,152,789)	(17,826,634)	(17,971,056)

OTHER COMPREHENSIVE INCOME,
NET OF INCOME TAXES		12,461	118,343	28
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(17,140,328)	$(17,708,291)	$(17,971,028)

NET LOSS PER SHARE, BASIC AND DILUTED	14	$(0.10)	$(0.11)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		175,844,624	157,123,025	128,244,751

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Year Ended July 31,
	Note(s)	2019	2018	2017
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(17,152,789)	$(17,826,634)	$(17,971,056)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	2,948,041	3,504,058	3,769,370
Depreciation, amortization and accretion	5,6,11	347,441	354,624	497,728
Amortization of long-term debt discount	10	1,464,989	1,180,139	1,156,657
Impairment loss on mineral properties	5	-	-	297,942
Inventory write-down		-	-	60,694
Re-valuation of asset retirement obligations	5	(274,195)	-	(187,255)
(Gain) loss on disposition of assets	5	(1,595,513)	1,696	1,055
Deferred tax benefits	15	(14,372)	(707,511)	(34,355)
Loss (income) from equity-accounted investment	8	1,103,356	(423,657)	-
Loss on settlement of liabilities		-	-	49,002
Realized loss on available-for-sale securities		799	-	-
Reimbursable Expenses for Reno Creek Acquisition		-	483,829	-
Changes in operating assets and liabilities
Inventories		-	-	2,960
Prepaid expenses and deposits		(62,225)	302,258	190,580
Other current assets		(86,395)	(61,416)	(68,965)
Accounts payable and accrued liabilities		679,522	681,286	1,816,199
Due to a related party	9	67,873	39	768
NET CASH USED IN OPERATING ACTIVITIES		(12,573,468)	(12,511,289)	(10,418,676)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs	12	23,843,995	604,209	26,889,996
NET CASH PROVIDED BY FINANCING ACTIVITIES		23,843,995	604,209	26,889,996

INVESTING ACTIVITIES
Net cash and restricted cash received from asset acquisition		-	289,038	34,972
Investment in mineral rights and properties		(155,000)	(3,588,759)	-
Purchase of property, plant and equipment		(137,287)	(12,304)	(56,407)
Purchase of equity-accounted investment		-	-	(151,676)
Increase in other long-term assets		-	(346,474)	(864,806)
Investment in term deposits		(29,858,126)	(21,771,253)	(16,000,671)
Proceeds from redemption of term deposits		18,026,455	31,771,253	6,000,671
Proceeds from disposition of assets		16,587	-	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(12,107,371)	6,341,501	(11,037,917)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(836,844)	(5,565,579)	5,433,403
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR		8,716,422	14,282,001	8,848,598
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	7	$7,879,578	$8,716,422	$14,282,001

SUPPLEMENTAL CASH FLOW INFORMATION	18

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive Income	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	(Loss)	Equity

Balance, July 31, 2016	116,670,457	$116,670	$239,701,884	$-	$(209,353,946)	$(14,730)	30,449,878
Common stock
Issued for equity financing, net of issuance costs	17,330,836	17,331	19,404,020	-	-	-	19,421,351
Issued upon exercise of stock options	264,727	266	56,659	-	-	-	56,925
Issued upon exercise of warrants	1,989,717	1,989	2,385,671	-	-	-	2,387,660
Issued for credit facility	738,503	739	1,099,261	-	-	-	1,100,000
Issued for property acquisition	61,939	62	87,555	-	-	-	87,617
Issued for advance royalty payment	46,800	46	48,626	-	-	-	48,672
Issued for settlement of liabilities	1,015,940	1,016	1,523,634	-	-	-	1,524,650
Stock-based compensation
Common stock issued for consulting services	865,386	862	1,107,075	-	-	-	1,107,937
Common stock issued under Stock Incentive Plan	830,819	834	945,418	638,142	-	-	1,584,394
Amortization of stock option expenses	-	-	1,313,289	-	-	-	1,313,289
Warrants
Issued for equity financing	-	-	4,409,570	-	-	-	4,409,570
Issued for equity financing as issuance costs	-	-	614,490	-	-	-	614,490
Net loss for the year	-	-	-	-	(17,971,056)	-	(17,971,056)
Other comprehensive income	-	-	-	-	-	28	28
Balance, July 31, 2017	139,815,124	139,815	272,697,152	638,142	(227,325,002)	(14,702)	46,135,405
Common stock
Issued upon exercise of stock options	1,094,589	1,095	528,955	-	-	-	530,050
Issued upon exercise of warrants	61,799	62	74,097	-	-	-	74,159
Issued for credit facility	641,574	641	899,359	-	-	-	900,000
Issued for Reno Creek Acquisition	14,852,450	14,853	20,317,764	-	-	-	20,332,617
Issued for North Reno Creek Acquisition	1,691,215	1,691	2,721,165	-	-	-	2,722,856
Issued for Reimbursable Expenses for Reno Creek Acquisition	353,160	353	483,476	-	-	-	483,829
Issued for Diabase Acquisition	164,767	165	232,156	-	-	-	232,321
Issued for advance royalty payment	46,134	46	61,774	-	-	-	61,820
Issued for settlement of liabilities	565,499	566	845,258	-	-	-	845,824
Stock-based compensation
Common stock issued for consulting services	225,168	225	349,609	-	-	-	349,834
Common stock issued under Stock Incentive Plan	1,664,285	1,664	2,348,057	(638,142)	-	-	1,711,579
Amortization of stock option expenses	-	-	1,414,629	-	-	-	1,414,629
Warrants
Issued in connection with Reno Creek Acquisition	-	-	5,088,928	-	-	-	5,088,928
Net loss for the year	-	-	-	-	(17,826,634)	-	(17,826,634)
Other comprehensive income	-	-	-	-	-	118,343	118,343
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$-	$(245,151,636)	$103,641	$63,175,560

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive Income	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	(Loss)	Equity
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$-	$(245,151,636)	$103,641	$63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,348	-	-	-	15,990,961
Issued upon exercise of stock options	125,879	126	72,237	-	-	-	72,363
Issued upon exercise of warrants	3,999,881	4,000	4,818,357	-	-	-	4,822,357
Issued in exchange of warrants pursuant to Securities Exchange Agreement	750,000	750	976,814	-	-	-	977,564
Issued for credit facility	1,180,328	1,180	1,398,820	-	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	165,404	163	226,376	-	-	-	226,539
Common stock issued under Stock Incentive Plan	886,126	888	1,173,956	187,100	-	-	1,361,944
Amortization of stock option expenses	-	-	1,359,558	-	-	-	1,359,558
Warrants
Issued for equity financing	-	-	2,978,250	-	-	-	2,978,250
Exchanged for common stock pursuant to Securities Exchange Agreement	-	-	(4,950,000)	-	-	-	(4,950,000)
Difference from Securities Exchange Agreement	-	-	3,952,500	-	-	-	3,952,500
Net loss for the year	-	-	-	-	(17,152,789)	-	(17,152,789)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	-	103,641	(103,641)	-
Other comprehensive income	-	-	-	-	-	12,461	12,461
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), 2013 (“Fiscal 2013”) and 2012 (“Fiscal 2012”), we are yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception.  No revenue from sales of uranium concentrates was realized for the fiscal years ended July 31, 2019 (“Fiscal 2019), 2017 (“Fiscal 2017”), 2016 (“Fiscal 2016”) and 2014 (“Fiscal 2014”) or for any periods prior to Fiscal 2012.  Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At July 31, 2019, we had cash and cash equivalents and term deposits of $17.9 million and a working capital of $16.6 million. With reduction of our cash burn rate from that incurred in Fiscal 2019 by curtailing expenditures on discretionary and non-core activities and paying certain management, consulting and service provider fees by issuance of shares of the Company in lieu of cash, our existing cash resources are expected to provide sufficient funds to carry out the planned operations for 12 months from the date that our consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in United States dollars. All inter-company transactions and balances have been eliminated upon consolidation.

Effective August 1, 2018, we adopted ASU 2016-18, “Restricted Cash”, which requires the statement of cash flows present the change in restricted cash and restricted cash equivalents during the period. As a result, restricted cash presented as a separate line item in statement of cash flows in prior periods are included in cash, cash equivalent and restricted cash in the statement of cash flows to conform to the current year’s presentation.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the balance sheet date and the corresponding revenues and expenses for the periods reported. By their nature, these estimates and assumptions are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates and assumptions in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares of common stock, valuation and impairment losses on mineral rights and properties, valuation of stock-based compensation, valuation of equity-accounted investment, and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of our Company, including its subsidiaries, is the United States dollar. UEC Resources Ltd., UEC Resources (SK) Ltd. and Cue Resources Ltd. maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A., MYNM, Trier S.A. and other Paraguayan subsidiaries maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with ASC 830: Foreign Currency Matters, the financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and term deposits with an original maturity of three months or less.

Term Deposits

Term deposits include short-term deposits held with banks with maturities from three months to one year from the date of the initial investments. We classify our term deposits as available-for-sale investments because they represent investments of cash available for current operations. Our available-for-sale investments are carried at fair value which approximate their costs and, as a result, no unrealized gains and losses, have been recorded in other comprehensive income (loss) for the year.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

Where proven and probable reserves have been established, in accordance with Industry Guide 7, the project’s capitalized expenditures are depleted over proven and probable reserves using the units-of-production method upon commencement of production. Where proven and probable reserves have not been established, the project’s capitalized expenditures are depleted over the estimated extraction life using the straight-line method upon commencement of extraction. We have not established proven or probable reserves for any of our projects.

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

JULY 31, 2019

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

●	Hobson processing facility: 17 years;
●	Mining and logging equipment and vehicles: 5 to 10 years;
●	Computer equipment: 3 years;
●	Furniture and fixtures: 5 years; and
●	Building: 20 years

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

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize deferred taxes on unrealized gains directly within other comprehensive income, and concurrently release part of the valuation allowance resulting in no impact within other comprehensive income or on the balance sheet. Our policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, ASC 740: Income Taxes, requires that we recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

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

In accordance with ASC 410: Asset Retirement and Environmental Obligations, we capitalize the measured fair value of asset retirement obligations to underlying assets, that being primarily mineral rights and properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

On a quarterly basis we review changes in assumptions for asset retirement obligation estimates, including changes in estimated probabilities, amounts and timing of cash flows for settlement of the asset retirement obligations, as well as changes in any regulatory or legal obligations for each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations and the associated underlying assets. Revisions to the asset retirement obligations associated with fully depleted assets (with a carrying value of $Nil) are charged to the statement of operations.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Stock-Based Compensation

We measure stock-based compensation awards at fair value on the date of the grant and expense the awards in the Consolidated Statements of Operations and Comprehensive Loss over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) are based on the share price of the Company at the date of grant. The fair value of performance based restricted stock units (“PRSUs”) is determined using the Monte Carlo simulation model. Stock-based compensation expense related to stock option awards is recognized over the requisite service period on an accelerating basis. Forfeitures are accounted for as they occur.

The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company's performance and related tax impacts.

Earnings (Loss) Per Common Share

Basic earnings or loss per share includes no potential dilution and is computed by dividing the earnings or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflect the potential dilution of securities that could share in the earnings or loss of our Company. Since our Company has reported net losses since inception, all outstanding stock options, share purchase warrants, RSUs and PSUs were excluded from the computation of diluted loss per share as their effects would be anti-dilutive.

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

We had no uncompleted sales agreements as at August 1, 2018, and had no sales revenue generated during Fiscal 2019, and, therefore, the adoption of this new standard had no impact on the beginning accumulated deficit at adoption and no impact on the consolidated financial statements for Fiscal 2019.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“Topic 825”), which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Upon adoption, the cumulative effect adjustment should be recorded at the beginning of the fiscal year in which the guidance is adopted. We adopted this standard effective August 1, 2018. Upon adoption, we reclassified $103,641 unrealized gains and losses, net of taxes, related to investments in marketable securities by our Company or through our equity-accounted investee, from accumulated other comprehensive income to accumulated deficit in our consolidated balance sheets.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which requires the statement of cash flows present the change in restricted cash and restricted cash equivalents during the period. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We retrospectively adopted this standard effective August 1, 2018. Upon adoption, we included a reconciliation of cash and cash equivalents and restricted cash (previously “reclamation deposits”) reported within our consolidated balance sheets to the total shown in the consolidated statements of cash flows. Adoption of this guidance has had no other impact on our consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Improvement to Nonemployee Share-Based Payment Accounting”, with amendments to expand the scope of ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), to include share-based payment transactions for acquiring goods and services from nonemployees, which were previously covered under ASC 505, “Equity-Based Payments to Non-Employees”. According to ASU No. 2018-07, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in ASU No. 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We have early adopted this standard effective August 1, 2018, along with the adoption of Topic 606, and early adoption of this standard has not had a significant impact on our consolidated financial statements.

Accounting Policies Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases”, which, together with subsequent amendments, is included in ASC 842, Leases. The new standard requires a lessee to recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted.

We will adopt the standard effective August 1, 2019 using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption on August 1, 2019. Therefore, upon adoption, the Company will recognize and measure leases without revising comparative period information or disclosure.

We will elect the package of practical expedients permitted under the transition guidance within the new standard on adoption, including the following:

●	we will elect the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year;
●	we will elect the land easements practical expedient whereby existing land easements are not reassessed under the new standard; and
●	we will not separate non-lease components from lease components.

We continue to finalize our adoption procedures and assess the potential impact of the adoption of this new standard to our consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 3:	TERM DEPOSITS

At July 31, 2019, term deposits totaled $11,831,671 (July 31, 2018: $Nil), which are held in a major financial institution and have a term of six months from the date of the initial investments at interest rate ranging from 2.58% to 2.65%.

NOTE 4:	PREPAID EXPENSES AND DEPOSITS

At July 31, 2019, prepaid expenses and deposits consisted of the following:

	July 31, 2019	July 31, 2018
Prepaid Property Renewal Fees	$699,043	$566,977
Prepaid Insurance	210,085	210,155
Prepaid Listing and Subscriptions	72,331	48,435
Prepaid License Fees	72,666	17,039
Prepaid Surety Bond Premium	27,615	39,192
Deposits and Expense Advances	90,347	87,630
Other Prepaid Expenses	171,371	53,755
	$1,343,458	$1,023,183

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2019, we had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2019, annual maintenance payments of approximately $2,666,000 were required to maintain these mineral rights.

The carrying value of these mineral rights and properties are as follows:

	July 31, 2019	July 31, 2018
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,285,898
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	9,154,268
Workman Creek Project	699,854	1,657,500
Los Cuatros Project	257,250	257,250
Slick Rock Project	-	646,650
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,451,387	74,997,692
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,521,503	71,067,808

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,409,188)	(2,405,192)
	850	4,846

Land Use Agreements	404,310	404,310
Accumulated Amortization	(389,768)	(354,388)
	14,542	49,922
	$63,536,895	$71,122,576

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The Palangana Mine has been the Company’s sole source for the uranium concentrates sold to generate sales revenues during Fiscal 2012, Fiscal 2013 and Fiscal 2015, with no sales revenues generated during any other fiscal years. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, and the Reno Creek Project in Wyoming, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

During Fiscal 2019, we completed a royalty purchase agreement (the "Royalty Purchase Agreement") with Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector which our Company has the ability to exercise significant influence over URC’s operating and financing policies. In connection with the purchase by URC from our Company of a 1% net smelter return royalty, for uranium only, on each of our Slick Rock, Workman Creek and Anderson Projects, on December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC (the “Consideration Shares”) with a fair value of $9,077,842.

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

The net consideration allocation amounts have reduced the carrying value of the Anderson Project by $5,683,895, the Workman Creek Project by $1,082,646 and the Slick Rock Project by $676,650. The net consideration of $2,255,514 allocated to the Slick Rock Project exceeded its carrying value of $676,650 by $1,578,864, which was recorded as a gain on disposition of asset and included in the Consolidated Statement of Operations for Fiscal 2019.

During Fiscal 2017, we abandoned the Nichols Project located in Texas and certain non-core mineral interests at projects located in Arizona, Colorado and New Mexico with a combined acquisition cost of $297,942. As a result, an impairment loss on mineral properties of $297,942 was reported on the Consolidated Statements of Operations and Comprehensive Loss.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Mineral property expenditures incurred by major projects were as follows:

	Year Ended July 31,
	2019	2018	2017
Mineral Property Expenditures
Palangana Mine	$1,027,139	$1,047,635	$880,633
Goliad Project	96,789	105,264	114,286
Burke Hollow Project	1,616,601	675,605	1,020,965
Longhorn Project	45,848	14,401	32,796
Salvo Project	35,923	36,056	37,551
Anderson Project	81,414	68,167	68,303
Workman Creek Project	30,709	31,300	31,265
Slick Rock Project	53,843	52,218	44,231
Reno Creek Project	655,807	1,278,959	-
Yuty Project	102,882	425,298	365,517
Oviedo Project	288,324	119,082	331,798
Alto Paraná Titanium Project	168,956	175,768	800,023
Other Mineral Property Expenditures	557,497	522,398	580,275
Revaluation of Asset Retirement Obligations	(274,195)	-	(187,255)
	$4,487,537	$4,552,151	$4,120,388

●	Palangana Mine, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Palangana Mine, a 6,987 acre property located in Duval County, Texas, approximately 100 miles south of our Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium and generally have an initial five-year term with extension provisions.

During Fiscal 2019, the asset retirement obligations (“ARO”) for the Palangana Mine was revised due to changes in the estimated timing of restoration and reclamation at the Palangana Mine. As a result, the corresponding mineral rights and properties was reduced by $258,114 and a credit amount for re-valuation of the ARO totaling $274,195 was recognized as a result of a downward adjustment to the fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 11: Asset Retirement Obligations.

During Fiscal 2017, the ARO for the Palangana Mine was revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine. As a result, a credit amount for re-valuation of the ARO totaling $187,255 was recognized as a result of a downward adjustment to fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine.

During Fiscal 2019, Fiscal 2018 and Fiscal 2017, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our consolidated financial statements.

At July 31, 2019, capitalized costs of the Palangana Mine were $6,027,784 (July 31, 2018: $6,285,898), less accumulated depletion of $3,929,884 (July 31, 2018: $3,929,884), for a net book value of $2,097,900 (July 31, 2018: $2,356,014).

●	Goliad Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 995 acre property located in Goliad County, Texas. These agreements are subject to certain fixed royalty interests based on net proceeds from sales or indexed to the sale price of uranium and have an initial five-year term with extension provisions.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

●	Burke Hollow Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project, a 19,335 acre property located in Bee County, Texas. These agreements are subject to fixed royalty interests based on net proceeds from sales and have an initial five-year term with extension provisions.

●	Longhorn Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project, a 651 acre property located in Live Oak County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions.

●	Salvo Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,514 acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions.

●	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in the Anderson Project, a 8,268 acre property located in Yavapai County, Arizona.

During Fiscal 2019, in connection with the closing of the Royalty Purchase Agreement with URC, and as a result of allocation of the net consideration amount to the Anderson Project based on its identified mineral resources, the carrying value of the Anderson Project was reduced by $5,683,895 to $3,470,373 at July 31, 2019 from $9,154,268 at July 31, 2018.

●	Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project, a 4,036 acre property located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $50,000 for 2016 and 2017, and $100,000 thereafter. We have an exclusive right and option to acquire 1.5% of the net smelter royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

During Fiscal 2019, we paid $125,000 in cash as advance royalty payments for the Workman Creek Project. During Fiscal 2018, we paid $75,000 in cash and issued 46,134 shares with a fair value of $61,820 and, during Fiscal 2017, we issued 46,800 shares with a fair value of $48,672 as advance royalty payments for the Workman Creek Project, which were capitalized as Mineral Rights and Properties on our Consolidated Balance Sheet.

During Fiscal 2019, in connection with the closing of the Royalty Purchase Agreement with URC, and as a result of allocation of the net consideration amount to the Workman Creek Project based on its identified mineral resources, the carrying value of the Workman Creek Project was reduced by $1,082,646.

At July 31, 2019, the carrying value of the Workman Creek Project was $699,854 (July 31, 2018: $1,657,500).

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

●	Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640 acre property located in Maricopa County, Arizona.

●	Slick Rock Project, Colorado

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333 acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of beginning in November 2017.

We paid advance royalty payments of $30,000 and $31,000, respectively, during Fiscal 2019 and Fiscal 2018, which were capitalized as Mineral Rights and Properties on the Consolidated Balance Sheets for those fiscal years.

During Fiscal 2019, in connection with the closing of the Royalty Purchase Agreement with URC, and as a result of allocation of the net consideration amount of $2,255,514 to the Slick Rock Project based on its identified mineral resources, the carrying value of the Slick Rock Project was reduced by $676,650, and a gain on disposition of asset of $1,578,864 was recognized and included in the Consolidated Statement of Operations and Comprehensive Loss for Fiscal 2019.

●	Reno Creek Project, Wyoming

On August 9, 2017, we completed the acquisition of the issued and outstanding shares of Reno Creek Holdings Inc. (“RCHI”) and, indirectly thereby, 100% of the fully permitted Reno Creek Project, located in the Powder River Basin, Wyoming, from each of the Pacific Roads Resources Funds (collectively, “PRRF” (as defined therein); as to 97.27% of RCHI) and Bayswater Holdings Inc. (as to the remaining 2.73% of RCHI; and, collectively with PRRF, the “Reno Creek Vendors”), in accordance with the terms and conditions of a certain Share Purchase Agreement, dated May 9, 2017, as amended by a certain Amending Agreement, dated August 7, 2017 (collectively, the “Share Purchase Agreement”; and, collectively, the “Reno Creek Acquisition”).

Pursuant to the terms of the original Share Purchase Agreement, we agreed to reimburse all costs and expenses (the “Reimbursable Expenses”) incurred by RCHI and its subsidiaries in the ordinary course of business from the effective date of the Share Purchase Agreement to closing, and, pursuant to the Amending Agreement, we also agreed with that the amount to be distributed from RCHI’s subsidiaries to RCHI at closing totaled $1,743,666, which was comprised of the Reimbursable Expenses and the amount of cash on hand held by RCHI’s subsidiaries at the time.

Consideration paid in connection with the completion of the Reno Creek Acquisition included the following:

●	a cash payment of $909,930;
●	14,392,927 shares of the Company issued to the Reno Creek Vendors;
●	an additional 241,821 shares of the Company in settlement of certain insurance costs of $340,000 incurred by the Company and RCHI at closing;
●

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

●	a 0.5% net profits interest royalty, capped at $2.5 million; and
●	transaction costs of $779,509, of which $283,013 was paid by the issuance of 217,702 shares of the Company.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

In connection with the Reno Creek Acquisition, we also issued 353,160 common shares in settlement of the Reimbursable Expenses totalling $483,829, which is included in the mineral property expenditures on our Consolidated Statements of Operations and Comprehensive Loss.

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

The fair value of the consideration paid and the allocation to the identifiable assets acquired and liabilities assumed by virtue of the Reno Creek Acquisition are summarized as follows:

Consideration paid
14,634,748 UEC common shares at $1.37 per share	$20,049,605
11,308,728 UEC share purchase warrants at $0.45 per warrant	5,088,928
Cash payment	909,930
Transaction costs	779,509
$26,827,972

Assets acquired and liabilities assumed
Cash and cash equivalents	$1,247,170
Prepaid expenses	319,874
Restricted cash	73,973
Land and buildings	370,085
Mineral rights and properties	25,553,807
Asset retirement obligations	(73,973)
Deferred tax liabilities	(662,964)
$26,827,972

On March 14, 2019, we entered into a Securities Exchange Agreement (as further delineated below) with the PRRF whereby the PRRF exchanged their collective 11,000,000 outstanding Warrants, which had an expiry date of August 9, 2022, for an aggregate of 750,000 shares of the Company (each, a “Share”), at a fair value of $1.33 per Share.

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

In accordance with ASC 360: Property, Plant and Equipment, the NRC Acquisition was accounted for as an asset acquisition. In connection with the closing of the NRC Purchase Agreement, we paid total consideration of $5,974,063, consisting of $2,940,000 in cash, 1,625,531 shares with a fair value of $2,617,105 and transaction costs of $416,958, which were capitalized as Mineral Rights and Properties and added to the acquisition costs of the existing Reno Creek Project. As a result, capitalized acquisition costs of the consolidated Reno Creek Project totaled $31,527,870 at July 31, 2019 and 2018.

The consolidated Reno Creek Project is comprised of U.S. federal mineral lode claims, state mineral leases, various private mineral leases and certain surface use agreements which grant us the exclusive right to explore, develop and mine for uranium on a 19,769 acre area in Campbell County, Wyoming. The mineral leases and surface use agreements are subject to certain royalty interests with terms ranging from five to 20 years, some of which have extension provisions.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

●	Diabase Project, Canada

During Fiscal 2018, we completed a definitive purchase agreement (the “Diabase Purchase Agreement”) with Nuinsco Resources Limited to acquire 100% of the Diabase project (the “Diabase Project”) (the “Diabase Acquisition”).

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

Concurrently with the closing of the Diabase Acquisition, URC was granted an exclusive right and option to acquire a 100% royalty on the Diabase Project by paying $125,000 Canadian dollars to the original royalty holder of the Diabase Project at the closing date together with $1,750,000 Canadian dollars on or before the date four years after the closing date.

The Diabase Project covers an area of 56,106 acres in 11 claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada.

Paraguay Projects

During Fiscal 2018 and Fiscal 2019, we have had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the former MOPC took the position that certain concessions forming part of the Company’s Yuty and Alto Parana projects were not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we caused our legal counsel to file an appeal in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions.

●	Yuty Project, Paraguay

The Yuty Project is a 289,680 acre property under one exploitation concession located in Paraguay. The Yuty Project is subject to an overriding royalty of $0.21 per pound of uranium produced from the Yuty Project.

●	Oviedo Project, Paraguay

The Oviedo Project is a 223,749 acre property under one exploration permit located in Paraguay. The Oviedo Project is subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $166,667 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

●	Alto Paraná Titanium Project, Paraguay

The Alto Paraná Titanium Project is a 464,548 acre property under certain titanium mineral concessions, located in the departments of Alto Parana and Canindeyú in Paraguay. The Alto Paraná Titanium Project is subject to a 1.5% net smelter returns royalty. We have the right, exercisable to July 2023, to acquire 0.5% of the net smelter royalty at a purchase price of $500,000.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2019			July 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(773,933)	$5,868,902	$6,819,088	$(773,933)	$6,045,155
Mining Equipment	2,467,557	(2,402,681)	64,876	2,438,681	(2,412,277)	26,404
Logging Equipment and Vehicles	1,950,229	(1,730,905)	219,324	1,971,742	(1,850,306)	121,436
Computer Equipment	572,551	(546,652)	25,899	607,342	(577,584)	29,758
Furniture and Fixtures	170,701	(169,379)	1,322	170,701	(168,814)	1,887
Land and Buildings	889,606	(27,570)	862,036	889,606	(12,694)	876,912
	$12,693,479	$(5,651,120)	$7,042,359	$12,897,160	$(5,795,608)	$7,101,552

Hobson Processing Facility

During Fiscal 2019, the ARO for the Hobson Processing Facility was revised due to changes in the estimated timing of decommissioning activities, which resulted a reduction of $176,253 to the ARO asset of the Hobson Processing Facility.

During Fiscal 2019, no material amount of uranium concentrate was processed at the Hobson Processing Facility due to the reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on the Consolidated Financial Statements for Fiscal 2019.

NOTE 7:	RESTRICTED CASH

Restricted cash (previously reclamation deposits) includes cash and cash equivalents and money market funds as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, for estimated reclamation costs associated with our Palangana Mine, Hobson Processing Facility and Reno Creek Project.  Restricted cash will be released upon completion of reclamation of a mineral property or restructuring of a surety and collateral arrangement.

	July 31, 2019	July 31, 2018
Restricted cash, beginning of period	$1,789,899	$1,706,028
Reclamation deposit received from asset acquisition	-	73,973
Refund of reclamation deposit	-	(819)
Interest received	31,493	10,717
Restricted cash, end of period	$1,821,392	$1,789,899

Cash, cash equivalents and restricted cash are included in the following accounts at July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Cash and cash equivalents	$6,058,186	$6,926,523
Restricted cash	1,821,392	1,789,899
Total cash, cash equivalents and restricted cash	$7,879,578	$8,716,422

NOTE 8:	EQUITY-ACCOUNTED INVESTMENT

During Fiscal 2019, we closed the Royalty Purchase Agreement and received 12,000,000 Consideration Shares of URC with a fair value of $9,077,842.  Refer to Note 5: Mineral Rights and Properties.  As a result, we own 14,000,000 shares of URC, representing a 32.6% interest in URC as at July 31, 2019 (July 31, 2018: 11.3%).  In addition, certain of our officers collectively own an interest in URC and one of our officers is a member of the board of directors of URC as at July 31, 2019.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during Fiscal 2019.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

During Fiscal 2019 and Fiscal 2018, the changes in carrying value of the investment in URC are summarized as follows:

Balance, July 31, 2017	$151,676
Share of income from URC	29,001
Gain on ownership interest dilution	394,656
Share of other comprehensive income	118,169
Balance, July 31, 2018	693,502
Share consideration received from sale of royalty interests	9,077,842
Share of loss from URC	(1,858,901)
Gain on ownership interest dilution	755,545
Foreign currency translation gain	12,461
Balance, July 31, 2019	$8,680,449

NOTE 9:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2019, we incurred $149,692, (Fiscal 2018: $148,081; and Fiscal 2017: $174,299) in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During Fiscal 2018 and Fiscal 2017, we issued 104,706 and 148,368 shares with a fair value of $141,678 and $170,060, respectively, as settlement of the equivalent amounts owed to Blender. As a result, no gain or loss on settlement of liabilities was recognized on the consolidated statements of operations and comprehensive loss.

At July 31, 2019, amounts owed to Blender totaled $68,680 (July 31, 2018: $807). These amounts are unsecured, non-interest bearing and due on demand.

During the three months ended October 31, 2018, the Company advanced $152,184 (CA$200,000) to Arash Adnani, for and on behalf of Blender, in anticipation for various advertising and media buying services to be provided to the Company both during and after that period.  Subsequently, during the three months ended January 31, 2019, the advanced funds were returned to the Company in full as the intended services were not required and rendered as originally anticipated.  As a result, the amount due from Arash Adnani/Blender was $Nil as of July 31, 2019.

During Fiscal 2019, we closed the Royalty Purchase Agreement and received 12,000,000 Consideration Shares of URC.  Referred to Note 8: Equity-accounted Investment to the Consolidated Financial Statements for Fiscal 2019.

NOTE 10:	LONG-TERM DEBT

On December 5, 2018, we entered into the “Third Amended and Restated Credit Agreement” with each of Sprott Resource Lending Partnership, as agent, and our remaining lenders and participants (collectively, the “Lenders”), whereby we and the Lenders agreed to certain further amendments to our $20,000,000 “Credit Facility”.

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

Under the terms of the Third Amended and Restated Credit Agreement, the Credit Facility remains non-revolving with an amended term of 8.5 years maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis. An underlying effective interest rate of 16.67% has been calculated under the assumption that the Company will carry the full principal balance of $20,000,000 to its contractual maturity on January 31, 2022 without exercising the prepayment feature; and therefore, the anniversary fee payments of $1,400,000, $1,300,000 and $1,200,000, which are calculated on the full principal balance, will become due on each of November 30, 2019, 2020 and 2021, respectively.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The Third Amended and Restated Credit Agreement supersedes, in their entirety, the Second Amended and Restated Credit Agreement, dated and effective February 9, 2016, the Amended and Restated Credit Agreement, dated and effective March 13, 2014, and the Credit Agreement, dated and effective July 30, 2013, with our Lenders.

At July 31, 2019, long-term debt consisted of the following:

	July 31, 2019	July 31, 2018
Principal amount	$20,000,000	$20,000,000
Unamortized discount	(400,037)	(465,026)
Long-term debt, net of unamortized discount	19,599,963	19,534,974
Current portion	-	10,000,000
Long-term debt, net of current portion	$19,599,963	$9,534,974

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

In Fiscal 2019, the amortization of debt discount totaled $1,464,989 (Fiscal 2018: $1,180,139; and Fiscal 2017: $1,156,657), which was recorded as interest expense and included in the consolidated statements of operations and comprehensive loss.

The shares issued to the Lenders either as the third extension fees or the anniversary fee have been recorded as discounts on long-term debt, which are amortized using the respective effective interest rates at the time of issuance over the remaining contractual life of the long-term debt.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2019 are as follows:

Fiscal 2020	$-
Fiscal 2021	-
Fiscal 2022	20,000,000
Total	$20,000,000

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility and the Alto Parana Titanium Project pilot plant in Paraguay.

Balance, July 31, 2018	$4,020,282
Accretion	229,362
Revision in estimate of asset retirement obligations	(708,562)
Balance, July 31, 2019	$3,541,082

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

During Fiscal 2019, the ARO for the Palangana Mine and the Hobson Processing Facility was revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine and decommissioning of the Hobson Processing Facility. As a result, ARO liabilities associated with the Palangana Mine reduced by $532,309, and ARO liabilities associated with the Hobson Processing Facility reduced by $176,253. Refer to Note 5: Mineral Rights and Properties and Note 6: Property, Plant and Equipment.

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2019			July 31, 2018
Undiscounted amount of estimated cash flows			$8,221,018			$7,275,504

Payable in years	9	to	21	5	to	17
Inflation rate	1.56%	to	2.17%	1.37%	to	2.14%
Discount rate	5.50%	to	5.96%	5.48%	to	6.40%

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2020	$-
Fiscal 2021	-
Fiscal 2022	-
Fiscal 2023	-
Fiscal 2024	-
Remaining balance	8,221,018
$8,221,018

NOTE 12:	CAPITAL STOCK

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

JULY 31, 2019

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
$18,969,211

On January 20, 2017, we completed a public offering of 17,330,836 units at a price of $1.50 per unit for gross proceeds of $25,996,254 (the “January 2017 Offering”). Each unit is comprised of one share of the Company and one-half of one share purchase warrant, however, as a result of rounding, since we will not issue fractional shares, there were 9,571,929 whole warrants issued rather than 9,571,934 whole warrants. Each whole warrant entitles its holder to acquire one share at an exercise price of $2.00 per share, expiring three years from the date of issuance. In connection with the January 2017 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 906,516 shares of our Company, exercisable at an exercise price of $2.00 per share and expiring three years from the date of issuance.

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
$24,445,411

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Share Transactions

During Fiscal 2019, we entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) with PRRF whereby the PRRF exchanged their collective 11,000,000 outstanding Warrants for an aggregate of 750,000 Shares of the Company, with a fair value of $1.33 per Share.   The Warrants, with an exercise price of $2.30 and expiry date of August 9, 2022, were valued at $0.45 per share using the Barrier Option Pricing Model at the date of issuance on August 9, 2017, in connection with the Reno Creek Acquisition. Refer to Note 5: Mineral Rights and Properties. The difference between the carrying value of the Warrants of $4,950,000 and fair value of the shares of $997,500 was recorded as additional paid in capital and had no impact on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at July 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2016	13,953,872	$1.65
Issued	9,571,929	2.00
Exercised	(1,989,717)	1.20
Expired	(1,859,524)	2.60
Balance, July 31, 2017	19,676,560	1.78
Issued	11,358,728	2.30
Exercised	(61,799)	1.20
Expired	(50,000)	1.95
Balance, July 31, 2018	30,923,489	1.97
Issued	7,063,253	2.05
Exercised	(3,999,881)	1.21
Expired	(3,542,951)	2.13
Exchanged for shares pursuant to Securities Exchange Agreement	(11,000,000)	2.30
Balance, July 31, 2019	19,443,910	$1.94

During Fiscal 2019, we received cash proceeds totaling $4,822,357 from the exercise of 3,999,881 share purchase warrants at a weighted average exercise price of $1.21 per share.

A summary of share purchase warrants outstanding and exercisable as at July 31, 2019 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$2.00	9,571,929	0.47	January 20, 2020
1.35	2,450,000	0.50	January 30, 2020
2.05	7,063,253	1.68	April 3, 2021
2.30	308,728	3.03	August 9, 2022
1.64	50,000	3.81	May 21, 2023
$1.94	19,443,910	0.96

NOTE 13:	STOCK-BASED COMPENSATION

Stock Options

At July 31, 2019, we had one stock option plan, the 2019 Stock Incentive Plan (the “2019 Plan”), which superseded and replaced the Company’s 2018 Stock Incentive Plan (collectively the “Stock Incentive Plan”), such that no further shares are issuable under the prior plan.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

During Fiscal 2019, we granted stock options under the Stock Incentive Plan to certain of our directors, officers, employees and consultants to purchase an aggregate of 2,006,350 (Fiscal 2018: 4,083,000; and Fiscal 2017: 672,500) shares of the Company. The expected life of the stock options granted in Fiscal 2019 was estimated at 3.7 to 5 years based on the historical life of the options. The stock options granted in Fiscal 2018 and Fiscal 2017 were estimated using the simplified method due to a lack of historical life information on issuance pertaining to the stock options with five year term. Under the simplified method, the expected life was determined using the mid-point of the average vesting date and the end of the contractual term.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Year Ended July 31,
	2019	2018	2017
Expected Risk Free Interest Rate	1.86%	2.24%	1.28%
Expected Volatility	65.62%	67.60%	82.40%
Expected Life in Years	4.9	3.1	2.9
Expected Dividend Yield	0%	0%	0%
Weighted-Average Grant Date Fair Value	$0.53	$0.68	$0.77

The majority of the stock options granted in Fiscal 2019 have a term of 10 years, whereas the options granted during Fiscal 2018 and Fiscal 2017 have a term of five years. These options are subject to a 24 month vesting provision whereby, at the end of each of the first three and six months after the grant date 12.5% of the total stock options become exercisable, and whereby at the end of each of the 12,18 and 24 months after the grant date 25% of the total stock options become exercisable.

A continuity schedule of outstanding stock options at July 31, 2019, and the changes during the periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2016	12,105,858	$1.34
Granted	672,500	1.11
Exercised	(412,134)	0.56
Expired	(100,724)	4.35
Forfeited	(5,000)	0.93
Balance, July 31, 2017	12,260,500	1.33
Granted	4,083,000	1.40
Exercised	(1,365,625)	0.70
Forfeited	(66,250)	1.24
Balance, July 31, 2018	14,911,625	1.41
Granted	2,006,350	0.97
Exercised	(259,625)	1.12
Forfeited/cancelled	(910,000)	2.41
Expired	(10,000)	1.50
Balance, July 31, 2019	15,738,350	$1.30

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The table below sets forth the number of shares issued and cash received upon exercise of the stock options:

	Year Ended July 31,
	2019	2018	2017
Number of Shares Issued Upon Exercise of Options	125,879	1,094,589	264,727
Number of Options Exercised on Forfeiture Basis	193,375	580,625	309,634
Number of Net Shares Issued	59,629	309,589	162,227
Number of Options Exercised on Cash Basis	66,250	785,000	102,500
Cash Received from Exercise of Stock Options	$72,363	$530,050	$56,925
Total Intrinsic Value of Options Exercised	$134,174	$1,049,694	$232,205

A continuity schedule of outstanding non-vested stock options at July 31, 2019, and the changes during the periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2016	2,323,000	$0.51
Granted	672,500	0.77
Vested	(2,224,750)	0.56
Forfeited	(5,000)	0.49
Balance, July 31, 2017	765,750	0.58
Granted	4,083,000	0.68
Vested	(1,303,000)	0.65
Forfeited	(66,250)	0.62
Balance, July 31, 2018	3,479,500	$0.68
Granted	2,006,350	0.53
Vested	(2,055,250)	0.68
Forfeited	(120,000)	0.67
Balance, July 31, 2019	3,310,600	$0.59

At July 31, 2019, the aggregate intrinsic value of all outstanding stock options granted under the Stock Incentive Plan was estimated at $182,339 (vested: $91,712 and unvested: $90,628).

At July 31, 2019, the unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plan was $1,288,825 expected to be recognized over 1.11 years.

A summary of stock options outstanding and exercisable at July 31, 2019 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at July 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at July 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.93	to	$0.99	3,643,100	$0.94	6.07	1,766,750	$0.94	1.90
$1.00	to	$1.49	9,465,000	1.28	0.97	8,989,000	1.28	0.85
$1.50	to	$3.75	2,630,250	1.86	3.29	1,672,000	2.06	2.89
			15,738,350	$1.30	2.54	12,427,750	$1.34	1.27

Subsequent to July 31, 2019, the Company paid Fiscal 2019 bonuses to certain of our directors, officers, employees and consultants, which were paid in the form of cash, compensation shares (the “Bonus Shares”) and stock options. The Bonus Shares were issued and the stock options were granted under the Company’s Stock Incentive Plan. The cash bonus of $659,000 and withholding amounts associated with the Bonus Shares were included in accounts payable and accrued liabilities, and 188,914 Bonus Shares with a fair value of $187,100 was reported as share issuance obligations on the Company’s consolidated balance sheet as at July 31, 2019. The stock options to purchase 597,650 shares of the Company are exercisable at $0.91 per share vesting over a period of 24 months with a term of 10 years.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Subsequent to July 31, 2019, stock options to purchase an aggregate of 5,990,000 shares of the Company with a weighted average exercise price of $1.34 per share, expired unexercised.

Restricted Stock Units

During Fiscal 2019, the Company granted an aggregate of 465,000 RSUs with a fair value of $0.9421 per share, determined using the share price at the date of grant, to certain directors and officers of the Company under the Stock Incentive Plan. These RSUs have a vesting period of three years from the grant date such that one-third of the RSUs will vest, and one-third of the resulting RSU shares will be issued, at a deemed issuance price of $0.9421 per RSU share, at the end of each of the first, second and third year, respectively, from the date of grant.

During Fiscal 2019, no RSU shares were vested and no amortization was recorded as the amount was immaterial. At July 31, 2019 outstanding unvested RSUs totaled 465,000.

Performance Based Restricted Stock Units

During Fiscal 2019, the Company granted an aggregate of 445,000 PRSUs to the Company’s executive officers. These PRSUs shall vest based on certain performance goals measured on the Company’s share price relative to the Global X Uranium ETF. On each anniversary from the grant date over the next three years (the “Performance Period”), depending on the performance, the percentage eligible to vest at end of each anniversary would range from 0% to 200% of the PRSU. The vested PRSUs will accrue annually and will not settle until the end of the Performance Period. Each unit of vested PRSU converts into one common share of the Company at the end of the three years Performance Period. There are no cash settlement alternatives. The PRSUs carry neither rights to dividends nor voting rights. The Company accounts for the PRSU as an equity-settled plan.

These PRSUs have a market condition considered in the determination of the fair value such that the ultimate number of units that vest will be determined in part by total shareholder relative to a group of peer companies. The fair value of these PRSUs was estimated at $1.15 per share at the date of grant using a Monte Carlo simulation model with the following principal assumptions:

Expected Risk Free Interest Rate	1.99%	to	2.20%
Expected Volatility	56.74%	to	61.75%
Expected Dividend Yield		0%
Expected Life in Years		3
Correlation		57.10%

During Fiscal 2019, no PRSUs were vested and no amortization was recorded as the amount was immaterial. At July 31, 2019, outstanding unvested PRSUs totaled 445,000.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2019, Fiscal 2018 and Fiscal 2017 is as follows:

	Year Ended July 31,
	2019	2018	2017
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$644,307	$740,640	$1,184,660
Amortization of stock option expenses	153,549	582,842	469,815
	797,856	1,323,482	1,654,475
Stock-Based Compensation for Management
Common stock issued to management	269,688	702,505	686,584
Amortization of stock option expenses	516,266	284,556	473,811
	785,954	987,061	1,160,395
Stock-Based Compensation for Employees
Common stock issued to employees	674,488	773,899	584,837
Amortization of stock option expenses	689,743	547,231	369,663
	1,364,231	1,321,130	954,500

Settlement of share issuance obligation	-	(127,615)	-
	$2,948,041	$3,504,058	$3,769,370

NOTE 14:	NET LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	Year Ended July 31,
	2019	2018	2017
Numerator
Net Loss for the Year	$(17,152,789)	$(17,826,634)	$(17,971,056)

Denominator
Basic Weighted Average Number of Shares	175,844,624	157,123,025	128,244,751
Dilutive Stock Options and Warrants	-	-	-
Diluted Weighted Average Number of Shares	175,844,624	157,123,025	128,244,751

Net Loss per Share, Basic and Diluted	$(0.10)	$(0.11)	$(0.14)

For Fiscal 2019, Fiscal 2018 and Fiscal 2017, all outstanding stock options, share purchase warrants and, in particular to Fiscal 2019, RSUs and PRSUs, were excluded from the computation of diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 15:	INCOME TAXES

At July 31, 2019, we had U.S. and Canadian net operating loss carry-forwards of approximately $166.6 million and $5.2 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income.  These carry-forwards will begin to expire, if not utilized, commencing in 2023.  In addition, we had U.S. net operating loss totalling $24.0 million (Fiscal 2019: $6.3 million; Fiscal 2018: $17.7 million) and interest expenses of $1.8 million subject to IRC section 163(j) limitation, which will be carried forward indefinitely as a result of the Tax Cut and Jobs Act enacted on December 22, 2017.  Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and, accordingly, we have recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

We review the valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change resulting in a change in management’s judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2019	2018	2017
Federal income tax provision rate	21.00%	26.87%	35.00%
State income tax provision rate, net of federal income tax effect	0.52%	0.59%	0.43%
Total income tax provision rate	21.52%	27.46%	35.43%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2019	2018	2017
Loss before income taxes	$(17,167,161)	$(18,534,145)	$(18,005,411)
Corporate tax rate	21.52%	27.46%	35.43%
Expected tax recovery	(3,694,373)	(5,089,476)	(6,379,317)
Increase (decrease) resulting from
Foreign tax rate differences	90,391	167,162	185,700
Permanent differences	2,427,665	434,863	446,377
Prior year true-up	(160,019)	(141,814)	(1,028,592)
Property acquisition	-	-	(491,798)
Foreign exchange rate differences	39,667	(41,014)	(3,248)
Other	(94,291)	35,706	81,660
Recognition of deferred tax assets	-	430,121	-
Change in valuation allowance	1,373,462	4,156,768	7,149,654
Tax adjustment from operations	(17,498)	(47,684)	(39,564)

Re-measurement of deferred tax liability at 21%	-	(232,843)	-
Recognition of deferred tax assets to offset deferred tax liability	-	(430,121)	-
Unrealized loss, other comprehensive loss	3,126	3,137	5,209
Deferred tax benefits	$(14,372)	$(707,511)	$(34,355)

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years. During Fiscal 2019 and Fiscal 2017, we recorded a deferred tax benefit of $14,372 and $34,355, respectively. During Fiscal 2018, we recognized a deferred tax benefit of $707,511, of which $232,843 resulted from the re-measurement of deferred tax liabilities to the enacted tax rate of 21% on December 22, 2017, and $430,121 which resulted from the recognition of deferred tax assets relating to the taxable losses incurred in Fiscal 2018 to offset the remaining deferred tax liabilities relating to the Reno Creek Acquisition.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

At July 31, 2019, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2019	2018	2017
United States	$(16,560,132)	$(17,709,866)	$(17,303,682)
Canada	120,362	145,267	45,316
Paraguay	(727,391)	(969,546)	(747,045)
	$(17,167,161)	$(18,534,145)	$(18,005,411)

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2019	July 31, 2018
Deferred tax assets (liabilities)
Mineral properties	$1,256,327	$1,587,220
Exploration costs	6,551,403	6,556,355
Stock option expense	4,570,905	4,266,067
Depreciable property	(937,614)	(255,544)
Inventories	(3,343,361)	(3,894,552)
Asset retirement obligations	20,561	(28,925)
Other	35,983	57,060
Section 163(j) interest expense carry forwards	384,109	-
Loss carry forward	43,198,434	42,075,593
	51,736,747	50,363,274
Valuation allowance	(51,739,873)	(50,366,411)
Deferred tax assets	(3,126)	(3,137)
Deferred tax assets, other comprehensive loss	3,126	3,137

Deferred tax liabilities
Mineral properties	(550,551)	(564,923)
Net deferred tax liabilities	$(550,551)	$(564,923)

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
July 31, 2028	9,913,533
July 31, 2029	8,469,032
July 31, 2030	7,319,644
July 31, 2031	14,954,064
July 31, 2032	15,547,890
July 31, 2033	16,865,884
July 31, 2034	22,139,423
July 31, 2035	19,891,560
July 31, 2036	19,024,525
July 31, 2037	20,396,629
July 31, 2038	690,637
July 31, 2039	690,637
$166,608,883

For U.S. federal income tax purposes, a change in ownership under IRC Section 382 has occurred as a result of the Reno Creek Acquisition on August 9, 2018 and also in prior years. When an ownership change has occurred, the utilization of these losses against future income would be subject to an annual limitation, which would be equal to the value of the acquired company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	764,230
July 31, 2031	1,914,943
July 31, 2032	761,843
July 31, 2033	69,854
July 31, 2034	61,769
July 31, 2035	41,173
July 31, 2036	9,917
July 31, 2037	-
July 31, 2038	6,511
July 31, 2039	29,176
$5,241,381

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 16:	FAIR VALUE MEASURMENT

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

●	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●

Level 2 Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The financial instruments, including cash and cash equivalents, term deposits, other current assets, accounts payable and accrued liabilities and due to related party amounts, are carried at cost, which approximate their fair values due to the immediate or short-term maturity.  Restricted cash are primarily investments in money market funds at major financial institutions and their fair values approximate their carrying values.  Long-term debt is carried at amortized costs which approximates its fair value.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 17:	SEGMENTED INFORMATION

We currently operate in a single reportable segment and we are focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2019, long-term assets located in the U.S. were $57,223,443 or 70% of our total long-term assets of $81,330,309.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2019
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,433,203	$4,427,477	$31,527,870	$87,822	$546,938	$14,513,585	$63,536,895
Property, Plant and Equipment	6,333,950	-	342,515	-	14,223	351,671	7,042,359
Restricted Cash	1,732,419	15,000	73,973	-	-	-	1,821,392
Equity-Accounted Investment	-	-	-	-	8,680,449	-	8,680,449
Other Long-Term Assets	221,214	-	28,000	-	-	-	249,214
Total Long-Term Assets	$20,720,786	$4,442,477	$31,972,358	$87,822	$9,241,610	$14,865,256	$81,330,309

	July 31, 2018
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,729,697	$11,069,018	$31,527,870	$735,468	$546,938	$14,513,585	$71,122,576
Property, Plant and Equipment	6,362,608	-	357,392	-	25,889	355,663	7,101,552
Reclamation Deposits	1,700,926	15,000	73,973	-	-	-	1,789,899
Equity-Accounted Investment	-	-	-	-	693,502	-	693,502
Other Long-Term Assets	416,519	-	146,533	-	-	-	563,052
Total Long-Term Assets	$21,209,750	$11,084,018	$32,105,768	$735,468	$1,266,329	$14,869,248	$81,270,581

The table below provides a breakdown of our operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2019
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$3,072,855	$112,724	$655,807	$69,910	$16,078	$560,163	$4,487,537
General and administrative	6,619,855	14,040	147,648	3,557	3,165,883	191,052	10,142,035
Depreciation, amortization and accretion	314,599	-	14,876	996	11,666	5,304	347,441
	10,007,309	126,764	818,331	74,463	3,193,627	756,519	14,977,013
Loss from operations	(10,007,309)	(126,764)	(818,331)	(74,463)	(3,193,627)	(756,519)	(14,977,013)

Other income (expenses)	(3,337,331)	(18,914)	2,284	1,578,864	(432,598)	17,547	(2,190,148)
Loss before income taxes	$(13,344,640)	$(145,678)	$(816,047)	$1,504,401	$(3,626,225)	$(738,972)	$(17,167,161)

	Year ended July 31, 2018
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,381,993	$100,296	$1,282,164	$67,550	$-	$720,148	$4,552,151
General and administrative	7,055,370	13,877	581,277	10,931	3,467,934	277,817	11,407,206
Depreciation, amortization and accretion	325,567	-	12,847	996	11,599	3,615	354,624
	9,762,930	114,173	1,876,288	79,477	3,479,533	1,001,580	16,313,981
Loss from operations	(9,762,930)	(114,173)	(1,876,288)	(79,477)	(3,479,533)	(1,001,580)	(16,313,981)

Other income (expenses)	(2,630,691)	(18,914)	1,541	-	423,657	4,243	(2,220,164)
Loss before income taxes	$(12,393,621)	$(133,087)	$(1,874,747)	$(79,477)	$(3,055,876)	$(997,337)	$(18,534,145)

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

	Year ended July 31, 2017
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,450,834	$101,628	$-	$70,588	$-	$1,497,338	$4,120,388
General and administrative	7,053,270	33,761	-	3,933	3,063,839	86,878	10,241,681
Depreciation, amortization and accretion	487,288	-	-	996	8,088	1,356	497,728
Impairment loss on mineral properties	185,942	8,334	-	103,666	-	-	297,942
Inventory write-down	60,694	-	-	-	-	-	60,694
	10,238,028	143,723	-	179,183	3,071,927	1,585,572	15,218,433
Loss from operations	(10,238,028)	(143,723)	-	(179,183)	(3,071,927)	(1,585,572)	(15,218,433)

Other income (expenses)	(2,772,617)	(18,914)	-	-	636	3,917	(2,786,978)
Loss before income taxes	$(13,010,645)	$(162,637)	$-	$(179,183)	$(3,071,291)	$(1,581,655)	$(18,005,411)

NOTE 18:	SUPPLEMENTAL CASH FLOW INFORMATION

During Fiscal 2019, we issued 165,404 shares (Fiscal 2018: 225,168; Fiscal 2017: 865,386) with a fair value of $226,539 (Fiscal 2018: $349,834; Fiscal 2017: $1,107,937) for consulting services.

During Fiscal 2019, we issued 888,126 shares (Fiscal 2018:1,265,446; Fiscal 2017: 846,069) with a fair value of $1,174,844 (Fiscal 2018: $1,839,193; Fiscal 2017: $967,369) to our directors, officers, employees and consultants under the Stock Incentive Plan.

During Fiscal 2019, we issued 1,180,328 shares with a fair value of $1,400,000 as payment of third extension fees to our Lenders. During Fiscal 2018 and Fiscal 2017, we issued 641,574 and 738,503 shares with a fair value of $900,000 and $1,100,000, respectively, as anniversary fees to our Lenders.

During Fiscal 2019, we paid $1,622,222 (Fiscal 2018; $1,622,222; Fiscal 2017: $1,622,222) for interest on our long-term debt. During Fiscal 2019, we paid $113,117 (Fiscal 2018: $118,944; Fiscal 2017: $117,069) in surety bond premiums.

During Fiscal 2019, pursuant to the Securities Exchange Agreement, we issued 750,000 shares with a fair value of $997,500 in exchange of 11,000,000 PRRF Warrants with an exercise price of $2.30 expiring on August 9, 2022, which were issued in connection with the Reno Creek Acquisition in August 2017.

During Fiscal 2019, we received 12,000,000 Consideration Shares of URC with a fair value of $9,077,842 upon closing of the Royalty Purchase Agreement.

During Fiscal 2018, we issued 398,839 shares with a fair value of $510,528 as settlement of share issuance obligations of $638,142 relating to the Fiscal 2017 share bonuses made by the Company under the Stock Incentive Plan.

During Fiscal 2018, we issued 14,634,748 shares and paid $909,930 in cash as consideration to acquire the Reno Creek Project. In addition, we issued 353,160 shares as payment of the Reimbursable Expenses totaling $483,829 and issued 217,702 shares with a fair value of $283,013 as payment of certain transaction costs.

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

During Fiscal 2018, we issued 565,499 shares (Fiscal 2017: 351,061) with a fair value of $845,824 (Fiscal 2017: $454,195) as settlement of certain payables to various vendors.

During Fiscal 2018, we issued 46,134 shares (Fiscal 2017: 46,800) with a fair value of $61,820 (Fiscal 2017: $48,672) as part of annual advance royalty payments for the Workman Creek Project.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 19:	COMMITMENTS AND CONTINGENCIES

We are renting or leasing various office or storage space located in the United States, Canada and Paraguay with total monthly payments of $21,757. Office lease agreements for the United States and Canada expire between April 2020 and July 2021 respectively.

The aggregate minimum payments over the next five years are as follows:

Fiscal 2020	$242,408
Fiscal 2021	178,956
Fiscal 2022	-
Fiscal 2023	-
$421,364

We are committed to pay our key executives a total of $705,000 per year for management services.

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

JULY 31, 2019

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

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings.  The Company does not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: October 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 14, 2019

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Date: October 14, 2019

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: October 14, 2019

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 14, 2019

By:	/s/ David Kong
David Kong
Director
Date: October 14, 2019

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 14, 2019

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: October 14, 2019