Form 10-Q
period 2019-10-31
URANIUM ENERGY CORP
filed 2019-12-10
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  183,291,962 shares of common stock outstanding as of December 6, 2019.

 URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Note(s)	October 31, 2019	July 31, 2019

CURRENT ASSETS
Cash and cash equivalents	5	$13,112,069	$6,058,186
Term deposits		-	11,831,671
Inventories		211,662	211,662
Prepaid expenses and deposits		1,428,520	1,343,458
Other current assets		136,913	264,956
		14,889,164	19,709,933

MINERAL RIGHTS AND PROPERTIES	3	63,534,003	63,536,895
PROPERTY, PLANT AND EQUIPMENT	4	7,044,000	7,042,359
RESTRICTED CASH	5	1,828,921	1,821,392
EQUITY-ACCOUNTED INVESTMENT	6	8,329,958	8,680,449
OTHER LONG-TERM ASSETS	7	1,070,450	249,214
		$96,696,496	$101,040,242

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,641,517	$3,002,688
Other current liabilities	11	199,714	-
Due to a related party	8	80	68,680
		1,841,311	3,071,368

LONG-TERM DEBT	9	20,032,184	19,599,963
ASSET RETIREMENT OBLIGATIONS	10	3,589,390	3,541,082
OTHER LONG-TERM LIABILITIES	11	592,555	50,010
DEFERRED TAX LIABILITIES		548,873	550,551
		26,604,313	26,812,974

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 181,360,946 shares issued and outstanding (July 31, 2019 - 180,896,431)	12	181,361	180,896
Additional paid-in capital		337,151,616	336,047,595
Share issuance obligation	12	-	187,100
Accumulated deficit		(267,243,361)	(262,200,784)
Accumulated other comprehensive income		2,567	12,461
		70,092,183	74,227,268
		$96,696,496	$101,040,242

COMMITMENTS AND CONTINGENCIES	16
SUBSEQUENT EVENTS	6,9

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended October 31,
	Note(s)	2019	2018
COSTS AND EXPENSES
Mineral property expenditures	3	$1,523,451	$866,243
General and administrative	8,12	2,315,170	2,258,935
Depreciation, amortization and accretion	3,4,10	76,386	88,776
		3,915,007	3,213,954
LOSS FROM OPERATIONS		(3,915,007)	(3,213,954)

OTHER INCOME (EXPENSES)
Interest income		89,181	57,904
Interest expenses and finance costs	9	(885,125)	(754,849)
(Loss) income from equity-accounted investment	6	(340,597)	387,869
Other income		7,293	66,436
		(1,129,248)	(242,640)
LOSS BEFORE INCOME TAXES		(5,044,255)	(3,456,594)

DEFERRED TAX BENEFITS		1,678	5,168
NET LOSS FOR THE PERIOD		(5,042,577)	(3,451,426)

OTHER COMPREHENSIVE LOSS,
NET OF INCOME TAXES		(9,894)	-
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(5,052,471)	$(3,451,426)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		181,240,702	166,397,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended October 31,
	Note(s)	2019	2018
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(5,042,577)	$(3,451,426)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	917,386	841,524
Depreciation, amortization and accretion	3,4,10	76,386	88,776
Amortization of long-term debt discount	9	432,221	307,771
Deferred tax benefits		(1,678)	(5,168)
Loss (income) from equity-accounted investment	6	340,597	(387,869)
Realized loss on available-for-sale securities		-	799
Changes in operating assets and liabilities
Prepaid expenses and deposits		(85,062)	(387,917)
Other current assets		128,043	(10,801)
Accounts payable and accrued liabilities		(1,361,171)	(966,472)
Due to a related party	8	(68,600)	12,224
Other liabilities		(78,977)	-
NET CASH USED IN OPERATING ACTIVITIES		(4,743,432)	(3,958,559)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs		-	21,639,005
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	21,639,005

INVESTING ACTIVITIES
Investment in mineral rights and properties		-	(55,000)
Purchase of property, plant and equipment		(26,827)	-
Investment in term deposits		-	(15,000,000)
Proceeds from redemption of term deposits		11,831,671	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		11,804,844	(15,055,000)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		7,061,412	2,625,446
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		7,879,578	8,716,422
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	5	$14,940,990	$11,341,868

SUPPLEMENTAL CASH FLOW INFORMATION	11,15

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Stock-based compensation
Common stock issued for consulting services	29,167	29	31,763	-	-	-	31,792
Common stock issued under Stock Incentive Plan	435,348	436	410,026	(187,100)	-	-	223,362
Amortization of stock option expenses	-	-	662,232	-	-	-	662,232
Net loss for the period	-	-	-	-	(5,042,577)	-	(5,042,577)
Other comprehensive loss	-	-	-	-	-	(9,894)	(9,894)
Balance, October 31, 2019	181,360,946	$181,361	$337,151,616	$-	$(267,243,361)	$2,567	$70,092,183

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$-	$(245,151,636)	$103,641	$63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,349	-	-	-	15,990,962
Issued upon exercise of stock options	100,422	100	72,262	-	-	-	72,362
Issued upon exercise of warrants	2,061,764	2,062	2,494,555	-	-	-	2,496,617
Stock-based compensation
Common stock issued for consulting services	30,845	31	50,682	-	-	-	50,713
Common stock issued under Stock Incentive Plan	141,546	141	239,114	-	-	-	239,255
Amortization of stock option expenses	-	-	551,556	-	-	-	551,556
Warrants
Issued for equity financing	-	-	2,606,884	-	-	-	2,606,884
Issued for equity financing as issuance costs	-	-	371,366	-	-	-	371,366
Net loss for the period	-	-	-	-	(3,451,426)	-	(3,451,426)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	-	103,641	(103,641)	-
Balance, October 31, 2018	176,123,390	$176,123	$330,427,147	$-	$(248,499,421)	$-	$82,103,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the three months ended October 31, 2019, or for the fiscal years ended July 31, 2019 (“Fiscal 2019”), July 31, 2018 (“Fiscal 2018”), July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) or July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At October 31, 2019, we had cash and cash equivalents of $13.1 million and working capital of $13.0 million.  With a reduction of our cash burn rate from that incurred in Fiscal 2019 by curtailing expenditures on discretionary and non-core activities and paying certain management, consulting and service provider fees by the issuance of shares of the Company in lieu of cash, our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid asset, are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:     SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020 (“Fiscal 2020”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including for our Palangana Mine. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7 (“Industry Guide 7”), through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 2016-02, “Leases”, (Topic 842), together with subsequent amendments. The new standard requires a lessee to recognize on its balance sheet, a liability to make lease payments (the lease liability) and the right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term.

Effective August 1, 2019, the Company adopted this new standard using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption.  Therefore, upon adoption, the Company has recognized and measured leases without revising comparative period information or disclosure. We elected the package of practical expedients permitted under the transition guidance, which applies to expired or existing leases and allows the Company not to reassess whether a contract contains a lease, the lease classification, and any initial direct costs incurred.

We also elected a number of optional practical expedients including the following:

•	we elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year;
•	we elected the land easements practical expedient whereby existing land easements are not reassessed under the new standard;
•	we elected hindsight practical expedient when determining lease term; and
•	we elected the practical expedient not to separate non-lease components from lease components.

Based on contracts outstanding at August 1, 2019, the adoption of the new standard resulted in the recognition of operating lease ROU assets of $876,590 including $92,235 reclassified from Prepaid Expenses and Deposits, and lease liabilities of $784,355.  Adoption of this standard did not have a material impact to our Consolidated Statements of Operations and Comprehensive Loss and our Consolidated Statements of Cash Flows.  See Note 11: Lease Liabilities for additional qualitative and quantitative disclosures related to leasing arrangement

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

Accounting Policy - Leases

The Company’s accounting policy as a result of adoption of ASC 842 is summarized below.

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than 12 months are included in Other Long-term Assets and Other Current Liabilities and Other Long-term Liabilities in our Consolidated Balance Sheet. Finance leases are included in Property, Plant and Equipment and Other Current Liabilities and Other Long-term Liabilities in our Consolidated Balance Sheet.

Operating and finance lease ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and the amount equal to the lease payments in a similar economic environment.

The Company’s operating lease expenses are recognized on a straight-line basis over the lease term and included in General and Administration expenses. Short-term leases, which have an initial term of 12 months or less, are not recorded in our Condensed Consolidated Balance Sheets.

The Company has leases arrangements that include both lease and non-lease components. The Company accounts for each separate lease component and its associated non-lease components as a single lease component for all of its asset classes.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

NOTE 3:     MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2019, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At October 31, 2019, annual maintenance payments of approximately $2.6 million will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consisted of the following:

	October 31, 2019	July 31, 2019
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	699,854	699,854
Los Cuatros Project	257,250	257,250
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,451,387	67,451,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,521,503	63,521,503

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,409,437)	(2,409,188)
	601	850

Land Use Agreements	404,310	404,310
Accumulated Amortization	(392,411)	(389,768)
	11,899	14,542
	$63,534,003	$63,536,895

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

During the three months ended October 31, 2019 and 2018, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our Condensed Consolidated Financial Statements for the three months ended October 31, 2019 and 2018, respectively.

Uranium Energy Corp.
Notes to the Condensed Consolidated Financial Statements
October 31, 2019
(Unaudited)

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended October 31,
	2019	2018
Mineral Property Expenditures
Palangana Mine	$320,027	$280,032
Goliad Project	59,965	18,822
Burke Hollow Project	648,861	108,545
Longhorn Project	10,157	15,376
Salvo Project	7,269	6,808
Anderson Project	16,053	22,214
Workman Creek Project	8,198	7,692
Slick Rock Project	13,134	17,224
Reno Creek Project	148,043	147,876
Yuty Project	14,196	23,403
Oviedo Project	105,938	20,725
Alto Paraná Titanium Project	56,248	25,833
Other Mineral Property Expenditures	115,362	171,693
	$1,523,451	$866,243

NOTE 4:     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	October 31, 2019			July 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(773,933)	$5,868,902	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,472,297	(2,407,572)	64,725	2,467,557	(2,402,681)	64,876
Logging Equipment and Vehicles	1,970,124	(1,743,359)	226,765	1,950,229	(1,730,905)	219,324
Computer Equipment	574,743	(550,632)	24,111	572,551	(546,652)	25,899
Furniture and Fixtures	170,701	(169,522)	1,179	170,701	(169,379)	1,322
Land and Buildings	889,606	(31,288)	858,318	889,606	(27,570)	862,036
	$12,720,306	$(5,676,306)	$7,044,000	$12,693,479	$(5,651,120)	$7,042,359

During the three months ended October 31, 2019 and 2018, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our Consolidated Financial Statements for the three months ended October 31, 2019 and 2018, respectively.

Uranium Energy Corp.
Notes to the Condensed Consolidated Financial Statements
October 31, 2019
(Unaudited)

NOTE 5:      RESTRICTED CASH

Restricted cash includes cash and cash equivalents and money market funds as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, and for estimated reclamation costs associated with our Palangana Mine, Hobson Processing Facility and Reno Creek Project. Restricted cash will be released upon completion of reclamation of a mineral property or restructuring of a surety and collateral arrangement.

	October 31, 2019	July 31, 2019
Restricted cash, beginning of period	$1,821,392	$1,789,899
Interest received	7,529	31,493
Restricted cash, end of period	$1,828,921	$1,821,392

Cash, cash equivalents and restricted cash are included in the following accounts at October 31, 2019 and 2018:

	October 31, 2019	October 31, 2018
Cash and cash equivalents	$13,112,069	$9,545,339
Restricted cash	1,828,921	1,796,529
Total cash, cash equivalents and restricted cash	$14,940,990	$11,341,868

NOTE 6:      EQUITY-ACCOUNTED INVESTMENT

As at October 31, 2019, we own 14,000,000 shares of Uranium Royalty Corp. (“URC”), a private entity investing in the uranium sector, representing a 31.3% interest in URC. In addition, two of our officers are members of URC’s board of directors, one of which is an officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2019.

During the three months ended October 31, 2019, the change in carrying value of our investment in URC is summarized as follows:

Balance, July 31, 2019	$8,680,449
Share of loss from URC	(669,227)
Gain on ownership interest dilution	328,630
Translation loss	(9,894)
Balance, October 31, 2019	$8,329,958

Subsequent to October 31, 2019, URC completed an initial public offering which consisted of the issuance of 20,000,000 units of URC (each, a “URC Unit”).  Each URC Unit is comprised of one common share and one common share purchase warrant of URC.

NOTE 7:      OTHER LONG-TERM ASSETS

At October 31, 2019, other long-term assets totaled $1,070,450 (July 31, 2019: $249,214), which included ROU assets relating to the operating leases totaling $819,784 (July 31, 2019: $Nil) and the non-current portion of certain prepaid expenses of $250,666 (July 31, 2019: $249,214).

Uranium Energy Corp.
Notes to the Condensed Consolidated Financial Statements
October 31, 2019
(Unaudited)

NOTE 8:     RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2019 and 2018, we incurred $32,833 and $37,704, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At October 31, 2019, the amount owing to Blender was $80 (July 31, 2019: $68,680).

NOTE 9:      LONG-TERM DEBT

As at October 31, 2019, our long-term debt consisted of the following:

	October 31, 2019	July 31, 2019
Principal amount	$20,000,000	$20,000,000
Unamortized discount and accrued fees	32,184	(400,037)
	$20,032,184	$19,599,963

For the three months ended October 31, 2019 and 2018, the amortization of debt discount totaled $432,221 and $307,771, respectively, which was recorded as interest expense and included in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company’s Credit Facility has a maturity date on January 31, 2022, with an interest rate of 8% per annum and an underlying effective interest rate of 16.67%.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at October 31, 2019 are as follows:

Fiscal 2020	$-
Fiscal 2021	-
Fiscal 2022	20,000,000
Total	$20,000,000

Subsequent to October 31, 2019, and pursuant to the terms of our Third Amended and Restated Credit Agreement with our Lenders, we issued an aggregate of 1,743,462 shares with a fair value of $1,400,000 to our Lenders, representing 7% of the $20,000,000 principal balance outstanding at October 31, 2019, as payment of anniversary fees to our Lenders.

Uranium Energy Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

NOTE 10:     ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations (the “ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2019	$3,541,082
Accretion	48,308
Balance, October 31, 2019	$3,589,390

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2019			July 31, 2019
Undiscounted amount of estimated cash flows	$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2021	$-
Fiscal 2022	-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Remaining balance	8,221,018
$8,221,018

NOTE 11:     LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 1.6 to 20 years.  The lease for the processing facility has an evergreen option that can continue for so long as it is in operation.  Short-term leases, which have an initial term of 12 months or less, are not recorded in our Consolidated Balance Sheets.

During the three months ended October 31, 2019, total lease expenses include the following components:

Operating leases	$59,630
Short-term leases	373,513
Total Lease Expenses	$433,143

As at October 31, 2019, the weighted average remaining lease term was 13.7 years and weighted average discount rate was 4.7%.

During the three months ended October 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities totaled $50,396.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2020	$169,802
Fiscal 2021	174,583
Fiscal 2022	220,000
Fiscal 2023	20,000
Fiscal 2024	20,000
Thereafter	320,000
Total lease payments	924,385
Less: imputed interest	(188,028)
Present value of lease liabilities	$736,357

Currrent portion of lease liabilities	191,756
Non-curent portion of lease liabilities	$544,601

Current lease liabilities are included in Other Current Liabilities, and non-current liabilities are included in Other Long-term Liabilities in our Consolidated Balance Sheets.

NOTE 12:     CAPITAL STOCK

A summary of share purchase warrants outstanding and exercisable at October 31, 2019 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$2.00	9,571,929	0.22	January 20, 2020
1.35	2,450,000	0.25	January 30, 2020
2.05	7,063,253	1.42	April 3, 2021
2.30	308,728	2.77	August 9, 2022
1.64	50,000	3.55	May 21, 2023
$1.94	19,443,910	0.71

Stock Options

At October 31, 2019, we had one stock option plan, our 2019 Stock Incentive Plan, which superseded and replaced our 2018 Stock Incentive Plan (now, the “Stock Incentive Plan”).

A summary of stock options granted by the Company during the three months ended October 31, 2019, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

Date	Options Granted	Exercise Price	Term (Years)	Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 7, 2019	597,650	$0.91	10.00	$303,160	5.00	1.51%	0.00%	66.10%

These stock options are subject to a 24-month vesting provision whereby at the end of the first three and six months from the grant date, 12.5% of the stock options granted become exercisable, and whereby at the end of each of 12, 18 and 24 months from the grant date, 25% of the total stock options become exercisable.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

A continuity schedule of outstanding stock options for the underlying shares for the three months ended October 31, 2019, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2019	15,738,350	$1.30
Granted	597,650	0.91
Expired	(5,990,000)	1.34
Balance, October 31, 2019	10,346,000	$1.25

A continuity schedule of outstanding unvested stock options at October 31, 2019, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2019	3,310,600	$0.59
Granted	597,650	0.51
Vested	(645,550)	0.61
Balance, October 31, 2019	3,262,700	$0.57

At October 31, 2019, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $1,064,845 to be recognized over the next 1.08 years.

At October 31, 2019, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $56,636 (vested: $26,254 and unvested: $30,382).

A summary of stock options outstanding and exercisable at October 31, 2019 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Outstanding at October 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at October 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.91	to	$0.99	4,240,750	$0.94	6.38	2,001,300	$0.94	2.60
$1.00	to	$1.49	3,610,000	1.22	2.15	3,545,000	1.22	2.11
$1.50	to	$3.75	2,495,250	1.84	3.21	1,537,000	2.03	2.88
			10,346,000	$1.25	4.14	7,083,300	$1.32	2.42

Restricted Stock Units

During Fiscal 2019, the Company granted 465,000 restricted stock units (each, a “RSU”) to certain directors and officers under our Stock Incentive Plan.

During the three months ended October 31, 2019, stock-based compensation relating to the RSUs totaled $66,928 (three months ended October 31, 2018: $Nil). At October 31, 2019, outstanding unvested RSUs totaled 465,000 (July 31, 2019: 465,000). At October 31, 2019, unrecognized compensation costs relating to unvested RSUs totaled $371,148, which is expected to be recognized over a period of approximately 2.75 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

Performance Based Restricted Stock Units

During Fiscal 2019, the Company granted 445,000 performance based restricted stock units (each, a “PRSU”) to the Company’s executive officers under our Stock Incentive Plan.

During the three months ended October 31, 2019, stock-based compensation relating to the PRSUs totaled $68,165 (three months ended October 31, 2018: $Nil). At October 31, 2019, outstanding unvested PRSUs totaled 445,000 (July 31, 2019: 445,000). At October 31, 2019, unrecognized compensation costs relating to unvested PRSUs totaled $443,846, which is expected to be recognized over a period of approximately 2.75 years.

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2019	2018
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$107,608	$130,803
Amortization of stock option expenses	46,971	54,402
	154,579	185,205
Stock-Based Compensation for Management
Common stock issued to management	34,707	35,343
Amortization of stock option expenses	243,377	216,804
Amortization of RSU & PRSU expenses	135,093	-
	413,177	252,147
Stock-Based Compensation for Employees
Common stock issued to employees	128,028	123,822
Amortization of stock option expenses	236,791	280,350
	364,819	404,172

Settlement of share issuance obligation	(15,189)	-
	$917,386	$841,524

During the three months ended October 31, 2019, we issued 188,914 shares with a fair value of $171,911 under our Stock Incentive Plan as settlement of our then share issuance obligations totaling $187,100, which represented the fair value of the Fiscal 2019 share bonuses made by the Company at July 31, 2019 under the Stock Incentive Plan. The change in fair value of $15,189 between the measurement date of July 31, 2019 and the issuance date was recorded as a credit to the stock-based compensation for the three months ended October 31, 2019.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

NOTE 13:     LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended October 31,
	2019	2018
Numerator
Net Loss for the Period	$(5,042,577)	$(3,451,426)

Denominator
Basic Weighted Average Number of Shares	181,240,702	166,397,293
Dilutive Stock Options, Warrants, RSUs and PRSUs	-	-
Diluted Weighted Average Number of Shares	181,240,702	166,397,293

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.02)

For the three months ended October 31, 2019 and 2018, all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

NOTE 14:      SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At October 31, 2019, our long-term assets located in the United States totaled $57,917,076 or 71% of our total long-term assets of $81,807,332.

The table below provides a breakdown of the long-term assets by geographic segments:

	October 31, 2019
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,430,560	$4,427,477	$31,527,870	$87,573	$546,938	$14,513,585	$63,534,003
Property, Plant and Equipment	6,324,336	-	338,798	-	11,634	369,232	7,044,000
Restricted Cash	1,739,948	15,000	73,973	-	-	-	1,828,921
Equity-Accounted Investment	-	-	-	-	8,329,958	-	8,329,958
Other Long-Term Assets	925,041	-	26,500	-	118,909	-	1,070,450
Total Long-Term Assets	$21,419,885	$4,442,477	$31,967,141	$87,573	$9,007,439	$14,882,817	$81,807,332

	July 31, 2019
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,433,203	$4,427,477	$31,527,870	$87,822	$546,938	$14,513,585	$63,536,895
Property, Plant and Equipment	6,333,950	-	342,515	-	14,223	351,671	7,042,359
Restricted Cash	1,732,419	15,000	73,973	-	-	-	1,821,392
Equity-Accounted Investment	-	-	-	-	8,680,449	-	8,680,449
Other Long-Term Assets	221,214	-	28,000	-	-	-	249,214
Total Long-Term Assets	$20,720,786	$4,442,477	$31,972,358	$87,822	$9,241,610	$14,865,256	$81,330,309

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
(Unaudited)

The tables below provide a breakdown of our operating results by geographic segments for the three months ended October 31, 2019 and 2018. All intercompany transactions have been eliminated.

	Three months ended October 31, 2019
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,154,342	$24,572	$148,043	$20,111	$-	$176,383	$1,523,451
General and administrative	1,700,877	3,389	34,713	652	553,706	21,833	2,315,170
Depreciation, amortization and accretion	67,496	-	3,717	249	2,589	2,335	76,386
	2,922,715	27,961	186,473	21,012	556,295	200,551	3,915,007
Loss from operations	(2,922,715)	(27,961)	(186,473)	(21,012)	(556,295)	(200,551)	(3,915,007)

Other income (expenses)	(1,215,203)	(4,767)	-	-	89,181	1,541	(1,129,248)
Loss before income taxes	$(4,137,918)	$(32,728)	$(186,473)	$(21,012)	$(467,114)	$(199,010)	$(5,044,255)

	Three months ended October 31, 2018
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$578,822	$30,121	$147,876	$23,875	$15,588	$69,961	$866,243
General and administrative	1,561,757	3,389	31,370	261	611,470	50,688	2,258,935
Depreciation, amortization and accretion	80,085	-	3,719	249	3,898	825	88,776
	2,220,664	33,510	182,965	24,385	630,956	121,474	3,213,954
Loss from operations	(2,220,664)	(33,510)	(182,965)	(24,385)	(630,956)	(121,474)	(3,213,954)

Other income (expenses)	(627,583)	(4,767)	300	-	387,869	1,541	(242,640)
Loss before income taxes	$(2,848,247)	$(38,277)	$(182,665)	$(24,385)	$(243,087)	$(119,933)	$(3,456,594)

NOTE 15:     SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended October 31, 2019 and 2018, we issued 29,167 and 30,845 shares with a fair value of $31,792 and $50,713, respectively, for consulting services.

During the three months ended October 31, 2019 and 2018, we issued 435,348 and 141,546 shares with a fair value of $410,462 and $239,255, respectively, as compensation to certain management, employees and consultants of the Company under our Stock Incentive Plan.

During the three months ended October 31, 2019 and 2018, we paid $408,889 and $408,889, respectively, in cash to the Lenders for interest on the long-term debt.

NOTE 16:     COMMITMENTS AND CONTINGENCIES

We are committed to paying our key executives a total of $704,000 per year for various management services.

We are subject to ordinary routine litigation incidental to our business. Except as disclosed below, we are not aware of any material legal proceedings pending or that have been threatened against the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2019, and our Form 10-K Annual Report for the fiscal year ended July 31, 2019, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2019, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2019, our most recently completed year end, to October 31, 2019, and our results of operations for the three months ended October 31, 2019, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2019.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2019.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At October 31, 2019, we had no uranium supply or off-take agreements in place.

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

During the three months ended October 31, 2019, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Results of Operations

For the three months ended October 31, 2019 and 2018, we recorded net losses of $5,042,577 ($0.03 per share) and $3,451,426 ($0.02 per share), respectively.

During the three months ended October 31, 2019, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended October 31, 2019. At October 31, 2019, the total value of inventories was $211,662 (July 31, 2019: $211,662).

Costs and Expenses

For the three months ended October 31, 2019 and 2018, costs and expenses totaled $3,915,007 and $3,213,954, respectively, which were comprised of mineral property expenditures of $1,523,451 and $866,243, general and administrative expenses of $2,315,170 and $2,258,935, and depreciation, amortization and accretion of $76,386 and $88,776, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended October 31, 2019 and 2018, mineral property expenditures totaled $1,523,451 and $866,243, respectively, of which $349,135 and $303,644 were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility, respectively.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended October 31,
	2019	2018
Mineral Property Expenditures
Palangana Mine	$320,027	$280,032
Goliad Project	59,965	18,822
Burke Hollow Project	648,861	108,545
Longhorn Project	10,157	15,376
Salvo Project	7,269	6,808
Anderson Project	16,053	22,214
Workman Creek Project	8,198	7,692
Slick Rock Project	13,134	17,224
Reno Creek Project	148,043	147,876
Yuty Project	14,196	23,403
Oviedo Project	105,938	20,725
Alto Paraná Titanium Project	56,248	25,833
Other Mineral Property Expenditures	115,362	171,693
	$1,523,451	$866,243

During the three months ended October 31, 2019, we drilled 26 exploration holes and 21 monitor wells totaling 21,069 feet, at our Burke Hollow Project. Since the commencement of the 2019 drilling campaign in March 2019, a total of 57 exploration and delineation holes and 72 monitor wells were completed.

General and Administrative

During the three months ended October 31, 2019, general and administrative expenses totaled $2,315,170, which was consistent compared to $2,258,935 for the three months ended October 31, 2018.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

●	for the three months ended October 31, 2019, salaries, management and consulting fees totaled $464,038, which was consistent with $498,110 for the three months ended October 31, 2018;

●	for the three months ended October 31, 2019, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $799,113, which was consistent with $746,612 for the three months ended October 31, 2018;

●

for the three months ended October 31, 2019, professional fees totaled $134,633, which decreased by $38,055 compared to $172,688 for the three months ended October 31, 2018. The decrease in professional fees was primarily the result of the dismissal of legal claims. Professional fees are primarily comprised of legal services related to certain transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and tax services; and

●

for the three months ended October 31, 2019, stock-based compensation totaled $917,386, which is consistent with $841,525 for the three months ended October 31, 2018.  During the three months ended October 31, 2019, we continued to utilize equity-based payments to compensate certain directors, officers, employees and consultants for services provided as part of our continuing efforts to reduce cash outlays.  In July and August 2019, we granted approximately 2.5 million stock options, to our directors, officers, employees and certain consultants and, in July 2019 we awarded 465,000 RSUs and 445,000 PRSUs to certain of our directors and officers. The changes in stock-based compensation expenses represented the fair value of compensation shares issued and the amortization of the fair value of the stock awards over the vesting periods on an accelerated basis, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2019, depreciation, amortization and accretion totaled $76,386, which were consistent compared to $88,776 for the three months ended October 31, 2018.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2019, interest and finance costs totaled $885,125, which increased by $130,276 compared to $754,849 for the three months ended October 31, 2018.    The increases primarily resulted from an increased amortization of debt discount.

For the three months ended October 31, 2019 and 2018, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889 and $408,889, amortization of debt discount of $432,221 and $307,771, and amortization of annual surety bond premiums of $34,626 and $31,228, respectively.

Income or Loss from Equity-Accounted Investment

During the three months ended October 31, 2019, we recorded a loss of $340,597 from an equity-accounted investment compared to an income of $387,869 for the three months ended October 31, 2018. The difference in loss from equity-accounted investment arose primarily from the Company’s increased ownership interest in URC from 6.9% at October 31, 2018 to 31.3% at October 31, 2019.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019
Net loss	$(5,042,577)	(6,334,132)	(5,017,557)	(2,349,674)
Total comprehensive loss	(5,052,471)	(6,199,949)	(5,177,511)	(2,311,442)
Basic and diluted loss per share	(0.03)	(0.04)	(0.03)	(0.01)
Total assets	96,696,496	101,040,242	105,055,912	106,958,178

	For the Quarters Ended
	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Net loss	$(3,451,426)	(4,770,335)	(4,146,646)	(4,353,813)
Total comprehensive loss	(3,451,426)	(4,652,380)	(4,146,394)	(4,354,060)
Basic and diluted loss per share	(0.02)	(0.03)	(0.03)	(0.03)
Total assets	108,046,108	89,611,309	88,958,320	92,046,979

Liquidity and Capital Resources

	October 31, 2019	July 31, 2019
Cash and cash equivalents	$13,112,069	$6,058,186
Term deposits	-	11,831,671
Current assets	14,889,164	19,709,933
Current liabilities	1,841,311	3,071,368
Working capital	13,047,853	16,638,565

At October 31, 2019, we had working capital of $13,047,853, which decreased by $3,590,712 from the working capital of $16,638,565 at July 31, 2019.  With a reduction of our cash burn rate from that incurred in Fiscal 2019 by curtailing expenditures on discretionary and non-core activities and paying certain management, consulting and service provider fees by the issuance of shares of the Company in lieu of cash, our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid asset,  are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. We have also relied, to a limited extent, on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012. However, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

●

if we default on making scheduled payments of fees and complying with the restrictive covenants as required under our Credit Facility, and it results in accelerated repayment of our indebtedness and/or enforcement by the Lenders against our key assets securing our indebtedness; and

●

if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2020, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional mineral projects and to continue with exploration and pre-extraction activities and mining activities on our existing mineral projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable minerals and to develop these into profitable mining activities.

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

On April 9, 2019, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (as the “Lead Manager”) and the co-managers set forth on the signature page of the Offering Agreement (each, a “Co-Manager” and, collectively, with the Lead Manager, the “Managers”); under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $37.9 million through the Managers (collectively, the “ATM”). In connection with the ATM, on April 9, 2019, we filed a prospectus supplement to the 2017 Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $37.9 million through one or more at-the-market offerings pursuant to the ATM. At October 31, 2019, no public offer or sale of the Company’s shares has been completed under the ATM.

As at October 31, 2019, all $106.3 million under the 2017 Shelf was utilized through the registration of our shares of common stock and shares of common stock underlying outstanding common share purchase warrants from previous registered offerings as well as our shares of common stock to be sold under the ATM.

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

Subsequent to October 31, 2019, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,743,462 shares to our Lenders, with a fair value of $1,400,000, representing 7% of the $20,000,000 principal balance outstanding at October 31, 2019, as payment of anniversary fees to our Lenders.

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the three months ended October 31, 2019 and Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2019.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2019 and 2018 was $4,743,432 and $3,958,559, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the three months ended October 31, 2019 and 2018, net cash provided by financing activities was $Nil and $21,639,005, respectively, which was from our October 2018 Offering of 12,613,049 units at a price of $1.60 per unit.

Investing Activities

During the three months ended October 31, 2019, net cash provided by the investing activities totaled $11,804,844 primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by $26,827 cash used for the purchase of property, plant and equipment. During the three months ended October 31, 2018, net cash used in investing activities totaled $15,055,000, primarily for the purchase of term deposits of $15,000,000, and investment in mineral rights and properties of $55,000.

Stock Options and Warrants

At October 31, 2019, we had stock options outstanding representing 10,346,000 shares at a weighted-average exercise price of $1.25 per share and share purchase warrants outstanding representing 19,443,910 shares at a weighted-average exercise price of $1.94 per share. At October 31, 2019, outstanding stock options and warrants represented a total 29,789,910 shares issuable for gross proceeds of approximately $50.7 million should these stock options and warrants be exercised in full on a cash basis. At October 31, 2019, outstanding in-the-money stock options and warrants represented a total of 3,940,750 shares exercisable for gross proceeds of approximately $3.7 million should these in-the-money stock options and warrants be exercised in full on a cash basis. The exercise of these stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended October 31, 2019 and 2018, we incurred $32,833 and $37,704, respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At October 31, 2019, the amount owing to Blender was $80 (July 31, 2019: $68,680).

Material Commitments

Long-Term Debt Obligations

At October 31, 2019, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data in our Form 10-K Annual Report for Fiscal 2019.

Refer to “Critical Accounting Policies” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Annual Report for Fiscal 2019.

Subsequent Events

Subsequent to October 31, 2019, and pursuant to the terms of our Third Amended and Restated Credit Agreement, we issued an aggregate of 1,743,462 shares to our Lenders, with a fair value of $1,400,000 as payment of anniversary fees to our Lenders.

Subsequent to October 31, 2019, URC completed an initial public offering which consisted of the issuance of 20,000,000 URC Units.  Each URC Unit is comprised of one common share and one common share purchase warrant of URC.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K Annual Report for Fiscal 2019.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting and disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1933, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were ineffective.

In our assessment of the effectiveness of our Company’s internal control over financial reporting as at July 31, 2019, material weaknesses were identified in assessing the complexity of the valuation and accounting of a significant non-routine transaction, in a control surrounding information technology general control (“ITGC”), and in our Risk Assessment and Control Activity components of the COSO Framework related to the aggregation of open control deficiencies across our financial reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

During the fiscal quarter ended October 31, 2019, in response to the material weakness relating to ITGC, we reassigned and restricted certain access rights of a senior financial person to our accounting system for sufficient segregation of duties. As a result, the material weakness relating to ITGC has been remediated as of October 31, 2019. In addition, we have redesigned the control procedures around non-routine transactions. We are also in the process of implementing other control procedures for other control deficiencies. However, the Company’s management will not consider these material weaknesses remediated until the remedial control procedures implemented, operate for a period of time and the control procedures are tested to ensure they are operating effectively. We expect testing and full remediation of the material weakness to occur prior to the year end of our Fiscal 2020. As the remediation has not yet been tested, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures cannot be deemed effective at a level that provides reasonable assurance as of the date of this Quarterly Report.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

Except for the remediation procedures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.     Risk Factors

In addition to the information contained in our Form 10-K Annual Report for Fiscal 2019, and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2019.

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

As more fully described under Item 1. Business in our Form 10-K Annual Report for Fiscal 2019, we were incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $267.2 million at October 31, 2019. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2019, Fiscal 2016 to Fiscal 2019, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At October 31, 2019, we had cash and cash equivalents of $13.1 million and working capital of $13.0 million.   With reduction of our cash burn rate from that incurred in Fiscal 2019 by curtailing expenditures on discretionary and non-core activities and paying certain management, consulting and service provider fees by issuance of shares of the Company in lieu of cash, our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid asset, are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since our inception, including those from asset divestitures.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the three months ended October 31, 2019, Fiscal 2016 to Fiscal 2019, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the three months ended October 31, 2019, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $3.6 million on our balance sheet at October 31, 2019, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We are authorized to issue 750,000,000 shares of common stock of which 181,360,946 shares were issued and outstanding as of October 31, 2019. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

We filed the 2017 Shelf, which was declared effective on March 10, 2017, providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

As at April 7, 2019, a total of $68.4 million of the 2017 Shelf was utilized through the registration of our shares of common stock underlying outstanding common share purchase warrants from previous registered offerings with a remaining available balance of $31.6 million under the 2017 Shelf. On April 8, 2019 we filed an additional Form S-3 shelf registration statement pursuant to Rule 462(b) of the Securities Act, which became effective upon filing on April 8, 2019, providing for the public offer and sale of certain additional securities of our Company from time to time, at our discretion, under the 2017 Shelf, of up to an aggregate offering amount of an additional $6.3 million; then bringing the balance remaining under the 2017 Shelf to $37.9 million to be sold under the ATM.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2019, we issued the following securities that were not registered under the Securities Act:

●

on October 11, 2019, we issued an aggregate of 29,167 shares of common stock to a consultant in consideration for services under consulting agreements at a deemed issuance price of $1.44 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2019, the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

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
Date: December 9, 2019

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: December 9, 2019