Form 10-Q
period 2020-01-31
URANIUM ENERGY CORP
filed 2020-03-11
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,910,180 shares of common stock outstanding as of March 9, 2020.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Unaudited)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Note(s)	January 31, 2020	July 31, 2019

CURRENT ASSETS
Cash and cash equivalents	5	$10,272,315	$6,058,186
Term deposits		-	11,831,671
Inventories		211,662	211,662
Prepaid expenses and deposits		1,459,916	1,343,458
Other current assets		124,351	264,956
TOTAL CURRENT ASSETS		12,068,244	19,709,933

MINERAL RIGHTS AND PROPERTIES	3	63,606,605	63,536,895
PROPERTY, PLANT AND EQUIPMENT	4	7,021,321	7,042,359
RESTRICTED CASH	5	1,834,746	1,821,392
EQUITY-ACCOUNTED INVESTMENT	6	10,994,683	8,680,449
OTHER LONG-TERM ASSETS	7	988,712	249,214
TOTAL ASSETS		$96,514,311	$101,040,242

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,917,939	$3,002,688
Other current liabilities	11	198,108	-
Due to a related party	8	32,306	68,680
TOTAL CURRENT LIABILITIES		2,148,353	3,071,368

LONG-TERM DEBT	9	19,044,764	19,599,963
ASSET RETIREMENT OBLIGATIONS	10	3,637,698	3,541,082
OTHER LONG-TERM LIABILITIES	11	551,931	50,010
DEFERRED TAX LIABILITIES		546,941	550,551
TOTAL LIABILITIES		25,929,687	26,812,974

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 183,673,815 shares issued and outstanding (July 31, 2019 - 180,896,431)	12	183,674	180,896
Additional paid-in capital		339,570,053	336,047,595
Share issuance obligation	12	-	187,100
Accumulated deficit		(269,132,022)	(262,200,784)
Accumulated other comprehensive (loss) income		(37,081)	12,461
TOTAL EQUITY		70,584,624	74,227,268
TOTAL LIABILITIES AND EQUITY		$96,514,311	$101,040,242

COMMITMENTS AND CONTINGENCIES	16

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months Ended January 31,		Six Months Ended January 31,
	Note(s)	2020	2019	2020	2019

COSTS AND EXPENSES
Mineral property expenditures	3	$1,323,323	$899,217	$2,846,774	$1,765,460
General and administrative	8,12	2,394,794	2,183,463	4,709,964	4,442,398
Depreciation, amortization and accretion	3,4,10	81,752	84,807	158,138	173,583
TOTAL COSTS AND EXPENSES		3,799,869	3,167,487	7,714,876	6,381,441
LOSS FROM OPERATIONS		(3,799,869)	(3,167,487)	(7,714,876)	(6,381,441)

OTHER INCOME (EXPENSES)
Interest income		52,341	117,078	141,522	174,982
Interest expenses and finance costs	9	(859,163)	(813,809)	(1,744,288)	(1,568,658)
Income (loss) from equity-accounted investment	6	2,704,373	(105,837)	2,363,776	282,032
Other income		9,925	29,819	17,218	96,255
Gain on disposition of assets	5	1,800	1,583,764	1,800	1,583,764
TOTAL OTHER INCOME (EXPENSES)		1,909,276	811,015	780,028	568,375
LOSS BEFORE INCOME TAXES		(1,890,593)	(2,356,472)	(6,934,848)	(5,813,066)

DEFERRED TAX BENEFITS		1,932	6,798	3,610	11,966
NET LOSS FOR THE PERIOD		(1,888,661)	(2,349,674)	(6,931,238)	(5,801,100)

OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF INCOME TAXES		(39,648)	38,232	(49,542)	38,232
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(1,928,309)	$(2,311,442)	$(6,980,780)	$(5,762,868)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED		182,802,747	177,061,313	182,021,725	171,729,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months Ended January 31,
	Note(s)	2020	2019
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(6,931,238)	$(5,801,100)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	1,715,636	1,588,866
Depreciation, amortization and accretion	3,4,10	158,138	173,583
Amortization of long-term debt discount	9	844,801	666,120
Gain on disposition of assets		(1,800)	(1,583,764)
Income from equity-accounted investment	6	(2,363,776)	(282,032)
Deferred tax benefits		(3,610)	(11,966)
Realized loss on available-for-sale securities		-	799
Changes in operating assets and liabilities
Prepaid expenses and deposits		137,189	(168,785)
Other current assets		140,605	(81,609)
Accounts payable and accrued liabilities		(1,134,749)	(841,344)
Due to a related party	8	(36,374)	27,531
Other liabilities		(70,616)	-
NET CASH USED IN OPERATING ACTIVITIES		(7,545,794)	(6,313,701)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs		-	21,538,191
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	21,538,191

INVESTING ACTIVITIES
Investment in mineral rights and properties		(30,000)	(105,000)
Purchase of property, plant and equipment		(30,194)	(19,505)
Investment in term deposits		-	(18,026,455)
Proceeds from redemption of term deposits		11,831,671	-
Proceeds from disposition of assets		1,800	4,900
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		11,773,277	(18,146,060)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		4,227,483	(2,921,570)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		7,879,578	8,716,422
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	5	$12,107,061	$5,794,852

SUPPLEMENTAL CASH FLOW INFORMATION	15

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Stock-based compensation
Common stock issued for consulting services	29,167	29	31,763	-	-	-	31,792
Common stock issued under Stock Incentive Plan	435,348	436	410,026	(187,100)	-	-	223,362
Amortization of stock option expenses	-	-	662,232	-	-	-	662,232
Net loss for the period	-	-	-	-	(5,042,577)	-	(5,042,577)
Other comprehensive loss	-	-	-	-	-	(9,894)	(9,894)
Balance, October 31, 2019	181,360,946	$181,361	$337,151,616	$-	$(267,243,361)	$2,567	$70,092,183
Common stock
Issued for credit facility	1,743,462	1,743	1,398,257	-	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	313,201	313	277,644	-	-	-	277,957
Common stock issued under Stock Incentive Plan	256,206	257	234,535	-	-	-	234,792
Amortization of stock option expenses	-	-	485,268	-	-	-	485,268
Warrants
Issued for consulting services	-	-	22,733	-	-	-	22,733
Net loss for the period	-	-	-	-	(1,888,661)	-	(1,888,661)
Other comprehensive loss	-	-	-	-	-	(39,648)	(39,648)
Balance, January 31, 2020	183,673,815	$183,674	$339,570,053	$-	$(269,132,022)	$(37,081)	$70,584,624

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$(245,151,636)	$103,641	$63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,349	-	-	15,990,962
Issued upon exercise of stock options	100,422	100	72,262	-	-	72,362
Issued upon exercise of warrants	2,061,764	2,062	2,494,555	-	-	2,496,617
Stock-based compensation
Common stock issued for consulting services	30,845	31	50,682	-	-	50,713
Common stock issued under Stock Incentive Plan	141,546	141	239,114	-	-	239,255
Amortization of stock option expenses	-	-	551,556	-	-	551,556
Warrants
Issued for equity financing	-	-	2,606,884	-	-	2,606,884
Issued for equity financing as issuance costs	-	-	371,366	-	-	371,366
Net loss for the period	-	-	-	(3,451,426)	-	(3,451,426)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	103,641	(103,641)	-
Balance, October 31, 2018	176,123,390	$176,123	$330,427,147	$(248,499,421)	$-	$82,103,849
Common stock
Issued upon exercise of stock options	16,964	17	(17)	-	-	-
Issued for credit facility	1,180,328	1,180	1,398,820	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	98,861	98	127,643	-	-	127,741
Common stock issued under Stock Incentive Plan	223,156	225	290,013	-	-	290,238
Amortization of stock option expenses	-	-	357,022	-	-	357,022
Net loss for the period	-	-	-	(2,349,674)	-	(2,349,674)
Other comprehensive income	-	-	-	-	38,232	38,232
Balance, January 31, 2019	177,642,699	$177,643	$332,600,628	$(250,849,095)	$38,232	$81,967,408

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the six months ended January 31, 2020, or for the fiscal years ended July 31, 2019 (“Fiscal 2019”), July 31, 2018 (“Fiscal 2018”), July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) or July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At January 31, 2020, we had cash and cash equivalents of $10.3 million and working capital of $9.9 million. By curtailing expenditures on discretionary and non-core activities and paying certain management, consulting and service provider fees by the issuance of shares of the Company in lieu of cash, our existing cash resources, and if necessary, cash generated from the sale of the Company’s liquid assets, are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:     SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020 (“Fiscal 2020”).

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
January 31, 2020
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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 2016-02, “Leases”, (Topic 842), together with subsequent amendments. The new standard requires a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and the right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term.

Effective August 1, 2019, the Company adopted this new standard using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption. Therefore, upon adoption, the Company has recognized and measured leases without revising comparative period information or disclosure. We elected the package of practical expedients permitted under the transition guidance, which applies to expired or existing leases and allows the Company not to reassess whether a contract contains a lease, the lease classification and any initial direct costs incurred.

We elected the following optional practical expedients:

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

Based on contracts outstanding at August 1, 2019, the adoption of the new standard resulted in the recognition of operating lease ROU assets of $876,590 including $92,235 reclassified from Prepaid Expenses and Deposits, and lease liabilities of $784,355. Adoption of this standard did not have a material impact to our Consolidated Statements of Operations and Comprehensive Loss and our Consolidated Statements of Cash Flows. See Note 11: Lease Liabilities for additional qualitative and quantitative disclosures related to leasing arrangements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
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

NOTE 3:     MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2020, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At January 31, 2020, annual maintenance payments of approximately $2.7 million will be required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

Mineral rights and property acquisition costs consisted of the following:

	January 31, 2020	July 31, 2019
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	749,854	699,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	30,000	-
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,531,387	67,451,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,601,503	63,521,503

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,409,686)	(2,409,188)
	352	850

Land Use Agreements	48,770	404,310
Accumulated Amortization	(44,020)	(389,768)
	4,750	14,542
	$63,606,605	$63,536,895

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, for any of our mineral projects. We have established the existence of mineralized materials for certain mineral projects, including our Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the six months ended January 31, 2020 and 2019, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our Condensed Consolidated Financial Statements for the three and six months ended January 31, 2020 and 2019.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

Mineral property expenditures incurred by major projects were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Mineral Property Expenditures
Palangana Mine	$528,699	$246,592	$848,726	$526,624
Goliad Project	36,843	19,056	96,807	37,878
Burke Hollow Project	220,812	166,469	869,673	275,014
Longhorn Project	2,289	10,157	12,446	25,533
Salvo Project	6,702	6,702	13,970	13,510
Anderson Project	13,433	15,056	29,486	37,270
Workman Creek Project	8,168	7,673	16,365	15,364
Slick Rock Project	13,271	12,206	26,405	29,430
Reno Creek Project	144,181	147,418	292,224	295,294
Yuty Project	16,718	62,600	30,914	86,003
Oviedo Project	123,117	40,758	229,055	61,483
Alto Paraná Titanium Project	110,085	34,429	166,333	60,262
Other Mineral Property Expenditures	99,005	130,101	214,370	301,795
	$1,323,323	$899,217	$2,846,774	$1,765,460

NOTE 4:     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2020			July 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(773,933)	$5,868,902	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,394,278	(2,334,120)	60,158	2,467,557	(2,402,681)	64,876
Logging Equipment and Vehicles	1,948,557	(1,734,654)	213,903	1,950,229	(1,730,905)	219,324
Computer Equipment	577,410	(554,687)	22,723	572,551	(546,652)	25,899
Furniture and Fixtures	170,701	(169,663)	1,038	170,701	(169,379)	1,322
Land and Buildings	889,606	(35,009)	854,597	889,606	(27,570)	862,036
	$12,623,387	$(5,602,066)	$7,021,321	$12,693,479	$(5,651,120)	$7,042,359

During the six months ended January 31, 2020 and 2019, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our Consolidated Financial Statements for the three and six months ended January 31, 2020 and 2019.

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

	January 31, 2020	July 31, 2019
Restricted cash, beginning of period	$1,821,392	$1,789,899
Interest received	13,354	31,493
Restricted cash, end of period	$1,834,746	$1,821,392

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

Cash, cash equivalents and restricted cash are included in the following accounts at January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
Cash and cash equivalents	$10,272,315	$3,990,524
Restricted cash	1,834,746	1,804,328
Total cash, cash equivalents and restricted cash	$12,107,061	$5,794,852

NOTE 6:      EQUITY-ACCOUNTED INVESTMENT

As at January 31, 2020, we own 14,000,000 shares of Uranium Royalty Corp. (“URC”).

During the three months ended January 31, 2020, URC completed an initial public offering which consisted of the issuance of 20,000,000 units of URC (each, a “URC Unit”). Each URC Unit is comprised of one common share and one common share purchase warrant of URC. URC is now listed for trading on the TSX Venture Exchange with the trading symbol “URC.V”.

As at January 31, 2020, we owned a 19.5% (July 31, 2019: 32.6%) interest in URC. In addition, two of our officers are members of URC’s board of directors, one of which is an officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2020.

During the three months ended January 31, 2020, URC acquired a 0.5% net profit interest royalty in our Reno Creek Project from a third party.

During the six months ended January 31, 2020, the change in carrying value of our investment in URC is summarized as follows:

Balance, July 31, 2019	$8,680,449
Share of loss from URC	(692,880)
Gain on ownership interest dilution	3,056,656
Translation loss	(49,542)
Balance, January 31, 2020	$10,994,683

NOTE 7:      OTHER LONG-TERM ASSETS

At January 31, 2020, other long-term assets totaled $988,712 (July 31, 2019: $249,214), which included ROU assets relating to the operating leases totaling $770,645 (July 31, 2019: $Nil) and the non-current portion of certain prepaid expenses of $218,067 (July 31, 2019: $249,214).

NOTE 8:     RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2020 and 2019, we incurred $35,657 and $40,017 (six months ended January 31, 2020 and 2019: $68,490 and $77,721), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At January 31, 2020, the amount owing to Blender was $32,306 (July 31, 2019: $68,680).

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

NOTE 9:      LONG-TERM DEBT

As at January 31, 2020, our long-term debt consisted of the following:

	January 31, 2020	July 31, 2019
Principal amount	$20,000,000	$20,000,000
Unamortized discount and accrued fees	(955,236)	(400,037)
Long-term debt, net of unamortized discount	$19,044,764	$19,599,963

For the three months ended January 31, 2020 and 2019, amortization of debt discount totaled $412,580 and $358,349, (six months ended January 31, 2020 and 2019: $844,801 and $666,120), respectively, which was recorded as interest expense and included in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended January 31, 2020, and pursuant to the terms of our Third Amended and Restated Credit Agreement with our Lenders, we issued an aggregate of 1,743,462 shares with a fair value of $1,400,000 to our Lenders, representing 7% of the $20,000,000 principal balance outstanding at October 31, 2019, as payment of anniversary fees to our Lenders.

The Company’s Credit Facility has a maturity date on January 31, 2022, with an interest rate of 8% per annum and an underlying effective interest rate of 16.67%.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at January 31, 2020 are as follows:

Fiscal 2020	$-
Fiscal 2021	-
Fiscal 2022	20,000,000
Total	$20,000,000

NOTE 10:     ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2019	$3,541,082
Accretion	96,616
Balance, January 31, 2020	$3,637,698

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2020			July 31, 2019
Undiscounted amount of estimated cash flows		$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2021	$-
Fiscal 2022	-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Remaining balance	8,221,018
$8,221,018

NOTE 11:     LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 1.2 to 19.3 years. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation. Short-term leases, which have an initial term of 12 months or less, are not recorded in our Consolidated Balance Sheets.

During the three and six months ended January 31, 2020, total lease expenses include the following components:

	Three Months Ended	Six Months Ended
	January 31, 2020	January 31, 2020
Operating leases	$59,309	$118,939
Short-term leases	23,516	397,029
Total Lease Expenses	$82,825	$515,968

As at January 31, 2020, the weighted average remaining lease term was 14.1 years and weighted average discount rate was 4.7%.

During the six months ended January 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities totaled $100,450.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2020	$120,382
Fiscal 2021	175,382
Fiscal 2022	220,000
Fiscal 2023	20,000
Fiscal 2024	20,000
Thereafter	320,000
Total lease payments	875,764
Less: imputed interest	(179,713)
Present value of lease liabilities	$696,051

Currrent portion of lease liabilities	189,974
Non-curent portion of lease liabilities	$506,077

Current lease liabilities are included in Other Current Liabilities, and non-current liabilities are included in Other Long-term Liabilities in our Consolidated Balance Sheets.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

NOTE 12:     CAPITAL STOCK

A summary of share purchase warrants outstanding and exercisable at January 31, 2020 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.25	150,000	0.90	December 23, 2020
1.50	150,000	0.90	December 23, 2020
2.05	7,063,253	1.17	April 3, 2021
2.30	308,728	2.52	August 9, 2022
1.64	50,000	3.30	May 21, 2023
$2.03	7,721,981	1.23

A continuity schedule of outstanding share purchase warrants for the six months ended January 31, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2019	19,443,910	1.94
Issued	300,000	1.38
Expired	(12,021,929)	1.87
Balance, January 31, 2020	7,721,981	$2.03

Stock Options

At January 31, 2020, we had one stock option plan, our 2019 Stock Incentive Plan, which superseded and replaced our 2018 Stock Incentive Plan (now, the “Stock Incentive Plan”).

A summary of stock options granted by the Company during the six months ended January 31, 2020, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model is as follows:

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

A continuity schedule of outstanding stock options for the underlying shares for the six months ended January 31, 2020, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2019	15,738,350	$1.30
Granted	597,650	0.91
Expired	(5,990,000)	1.34
Balance, October 31, 2019	10,346,000	$1.25
Forfeited	(21,875)	1.19
Expired	(37,500)	1.20
Balance, January 31, 2020	10,286,625	$1.25

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

A continuity schedule of outstanding unvested stock options at January 31, 2020, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2019	3,310,600	$0.59
Granted	597,650	0.51
Vested	(645,550)	0.61
Balance, October 31, 2019	3,262,700	$0.57
Forfeited	(21,875)	0.59
Vested	(806,534)	0.62
Balance, January 31, 2020	2,434,291	$0.55

At January 31, 2020, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $701,836 to be recognized over the next 0.99 years.

At January 31, 2020, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $Nil (vested: $Nil and unvested: $Nil).

A summary of stock options outstanding and exercisable at January 31, 2020 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at January 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at January 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.91	to	$0.99	4,227,625	$0.94	6.11	2,309,334	$0.94	3.30
$1.00	to	$1.49	3,572,500	1.22	1.92	3,531,250	1.22	1.89
$1.50	to	$3.75	2,486,500	1.84	2.95	2,011,750	1.91	2.83
			10,286,625	$1.25	3.89	7,852,334	$1.31	2.54

Restricted Stock Units

During Fiscal 2019, the Company granted 465,000 restricted stock units (each, a “RSU”) to certain directors and officers of the Company under our Stock Incentive Plan.

During the three and six months ended January 31, 2020, stock-based compensation relating to the RSUs totaled $66,928 and $133,856 (three and six months ended January 31, 2019: $Nil and $Nil), respectively. At January 31, 2020, outstanding unvested RSUs totaled 465,000 (July 31, 2019: 465,000) and unrecognized compensation costs relating to unvested RSUs totaled $304,220, which is expected to be recognized over a period of approximately 2.50 years.

Performance Based Restricted Stock Units

During Fiscal 2019, the Company granted 445,000 performance based restricted stock units (each, a “PRSU”) to the Company’s executive officers under our Stock Incentive Plan.

During the three and six months ended January 31, 2020, stock-based compensation relating to the PRSUs totaled $68,165 and $136,330 (three and six months ended January 31, 2019: $Nil and $Nil), respectively. At January 31, 2020, outstanding unvested PRSUs totaled 445,000 (July 31, 2019: 445,000) and unrecognized compensation costs relating to unvested PRSUs totaled $375,682, which is expected to be recognized over a period of approximately 2.50 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$126,150	$229,806	$233,758	$360,610
Amortization of stock option expenses	53,554	30,319	100,525	84,720
	179,704	260,125	334,283	445,330
Stock-Based Compensation for Management
Common stock issued to management	34,100	35,639	68,807	70,983
Amortization of stock option expenses	162,728	139,900	406,105	356,704
Amortization of RSU & PRSU expenses	135,093	-	270,186	-
	331,921	175,539	745,098	427,687
Stock-Based Compensation for Employees
Common stock issued to employees	129,997	124,872	258,025	248,695
Amortization of stock option expenses	156,628	186,806	393,419	467,154
	286,625	311,678	651,444	715,849

Settlement of share issuance obligation	-	-	(15,189)	-
	$798,250	$747,342	$1,715,636	$1,588,866

During the six months ended January 31, 2020, we issued 188,914 shares with a fair value of $171,911 under our Stock Incentive Plan as settlement of our then share issuance obligations totaling $187,100, which represented the fair value of the Fiscal 2019 share bonuses made by the Company at July 31, 2019 under the Stock Incentive Plan. The change in fair value of $15,189 between the measurement date of July 31, 2019 and the issuance date was recorded as a credit to the stock-based compensation for the six months ended January 31, 2020.

NOTE 13:     LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Numerator
Net Loss for the Period	$(1,888,661)	$(2,349,674)	$(6,931,238)	$(5,801,100)

Denominator
Basic Weighted Average Number of Shares	182,802,747	177,061,313	182,021,725	171,729,303
Dilutive Stock Options, Warrants, RSUs and PRSUs	-	-	-	-
Diluted Weighted Average Number of Shares	182,802,747	177,061,313	182,021,725	171,729,303

Net Loss per Share, Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

For the three and six months ended January 31, 2020 and 2019, all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

NOTE 14:      SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At January 31, 2020, our long-term assets located in the United States totaled $57,887,302 or 69% of our total long-term assets of $84,446,067.

The table below provides a breakdown of the long-term assets by geographic segments:

	January 31, 2020
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,423,411	$4,477,477	$31,527,870	$117,324	$546,938	$14,513,585	$63,606,605
Property, Plant and Equipment	6,310,027	-	335,078	-	9,169	367,047	7,021,321
Restricted Cash	1,745,773	15,000	73,973	-	-	-	1,834,746
Equity-Accounted Investment	-	-	-	-	10,994,683	-	10,994,683
Other Long-Term Assets	836,369	-	25,000	-	127,343	-	988,712
Total Long-Term Assets	$21,315,580	$4,492,477	$31,961,921	$117,324	$11,678,133	$14,880,632	$84,446,067

	July 31, 2019
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,433,203	$4,427,477	$31,527,870	$87,822	$546,938	$14,513,585	$63,536,895
Property, Plant and Equipment	6,333,950	-	342,515	-	14,223	351,671	7,042,359
Restricted Cash	1,732,419	15,000	73,973	-	-	-	1,821,392
Equity-Accounted Investment	-	-	-	-	8,680,449	-	8,680,449
Other Long-Term Assets	221,214	-	28,000	-	-	-	249,214
Total Long-Term Assets	$20,720,786	$4,442,477	$31,972,358	$87,822	$9,241,610	$14,865,256	$81,330,309

 The tables below provide a breakdown of our operating results by geographic segments for the three and six months ended January 31, 2020 and 2019. All intercompany transactions have been eliminated.

	Three months ended January 31, 2020
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$891,008	$21,600	$144,182	$16,614	$-	$249,919	$1,323,323
General and administrative	1,713,121	3,439	20,478	410	634,315	23,031	2,394,794
Depreciation, amortization and accretion	72,437	-	3,720	249	2,465	2,881	81,752
	2,676,566	25,039	168,380	17,273	636,780	275,831	3,799,869
Loss from operations	(2,676,566)	(25,039)	(168,380)	(17,273)	(636,780)	(275,831)	(3,799,869)

Other income (expenses)	(844,506)	(4,768)	700	-	2,756,714	1,136	1,909,276
Loss before income taxes	$(3,521,072)	$(29,807)	$(167,680)	$(17,273)	$2,119,934	$(274,695)	$(1,890,593)

	Three Months Ended January 31, 2019
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$575,666	$22,866	$147,418	$15,345	$135	$137,787	$899,217
General and administrative	1,508,298	3,482	23,132	1,687	613,571	33,293	2,183,463
Depreciation, amortization and accretion	76,327	-	3,720	249	2,589	1,922	84,807
	2,160,291	26,348	174,270	17,281	616,295	173,002	3,167,487
Loss from operations	(2,160,291)	(26,348)	(174,270)	(17,281)	(616,295)	(173,002)	(3,167,487)

Other income (expenses)	(775,613)	(4,768)	100	1,578,864	11,242	1,190	811,015
Loss before income taxes	$(2,935,904)	$(31,116)	$(174,170)	$1,561,583	$(605,053)	$(171,812)	$(2,356,472)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
(Unaudited)

	Six Months Ended January 31, 2020
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,045,350	$46,172	$292,225	$36,725	$-	$426,302	$2,846,774
General and administrative	3,413,998	6,828	55,191	1,062	1,188,021	44,864	4,709,964
Depreciation, amortization and accretion	139,933	-	7,437	498	5,054	5,216	158,138
	5,599,281	53,000	354,853	38,285	1,193,075	476,382	7,714,876
Loss from operations	(5,599,281)	(53,000)	(354,853)	(38,285)	(1,193,075)	(476,382)	(7,714,876)

Other income (expenses)	(1,719,112)	(9,535)	700	-	2,505,298	2,677	780,028
Loss before income taxes	$(7,318,393)	$(62,535)	$(354,153)	$(38,285)	$1,312,223	$(473,705)	$(6,934,848)

	Six Months Ended January 31, 2019
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,154,488	$52,987	$295,294	$39,220	$15,723	$207,748	$1,765,460
General and administrative	3,070,055	6,871	54,502	1,948	1,225,041	83,981	4,442,398
Depreciation, amortization and accretion	156,412	-	7,439	498	6,487	2,747	173,583
	4,380,955	59,858	357,235	41,666	1,247,251	294,476	6,381,441
Loss from operations	(4,380,955)	(59,858)	(357,235)	(41,666)	(1,247,251)	(294,476)	(6,381,441)

Other income (expenses)	(1,461,146)	(9,535)	400	1,578,864	457,061	2,731	568,375
Loss before income taxes	$(5,842,101)	$(69,393)	$(356,835)	$1,537,198	$(790,190)	$(291,745)	$(5,813,066)

NOTE 15:     SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended January 31, 2020 and 2019, we issued 342,368 and 129,706 shares with a fair value of $309,749 and $178,454, respectively, for consulting services.

During the six months ended January 31, 2020 and 2019, we issued 691,544 and 364,702 shares with a fair value of $645,254 and $529,492, respectively, as compensation to certain management, employees and consultants of the Company under our Stock Incentive Plan.

During the three months ended January 31, 2020, we issued an aggregate of 1,743,462 shares with a fair value of $1,400,000 to our Lenders.

During the six months ended January 31, 2020 and 2019, we paid $817,778 and $817,778, respectively, in cash to our Lenders for interest on the long-term debt.

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
January 31, 2020
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended January 31, 2020, and our Form 10-K Annual Report for the fiscal year ended July 31, 2019, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2019, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2019, our most recently completed year end, to January 31, 2020, and our results of operations for the three and six months ended January 31, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2019.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2019.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At January 31, 2020, we had no uranium supply or off-take agreements in place.

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

During the six months ended January 31, 2020, we continued our strategic plan for reduced operations implemented in September 2013 to align our operations to a weak uranium market in a challenging post-Fukushima environment. As part of this strategy, we operated the Palangana Mine at a reduced pace to capture residual uranium only, while maintaining the Palangana Mine and Hobson Facility in a state of operational readiness. This strategy also included the deferral of major exploration and pre-extraction expenditures and maintaining our core exploration projects in good standing in anticipation of a recovery in uranium prices.

Results of Operations

For the three months ended January 31, 2020 and 2019, we recorded net losses of $1,888,661 ($0.01 per share) and $2,349,674 ($0.01 per share), respectively. For the six months ended January 31, 2020 and 2019, we recorded net losses of $6,931,238 ($0.04 per share) and $5,801,100 ($0.03 per share), respectively.

During the six months ended January 31, 2020, we continued with our strategic plan for reduced operations implemented in September 2013 and continued reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended January 31, 2020. At January 31, 2020, the total value of inventories was $211,662 (July 31, 2019: $211,662).

Costs and Expenses

For the three months ended January 31, 2020 and 2019, costs and expenses totaled $3,799,869 and $3,167,487, respectively, which were comprised of mineral property expenditures of $1,323,323 and $899,217, general and administrative expenses of $2,394,794 and $2,183,463, and depreciation, amortization and accretion of $81,752 and $84,807, respectively.

For the six months ended January 31, 2020 and 2019, costs and expenses totaled $7,714,876 and $6,381,441, respectively, which were comprised of mineral property expenditures of $2,846,774 and $1,765,460, general and administrative expenses of $4,709,964 and $4,442,398, and depreciation, amortization and accretion of $158,138 and $173,583, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended January 31, 2020 and 2019, mineral property expenditures totaled $1,323,323 and $899,217, respectively, of which $301,114 and $298,576 were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility, respectively. During the six months ended January 31, 2020 and 2019, mineral property expenditures totaled $2,846,774 and $1,765,460, respectively, of which $650,249 and $602,219, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Mineral Property Expenditures
Palangana Mine	$528,699	$246,592	$848,726	$526,624
Goliad Project	36,843	19,056	96,807	37,878
Burke Hollow Project	220,812	166,469	869,673	275,014
Longhorn Project	2,289	10,157	12,446	25,533
Salvo Project	6,702	6,702	13,970	13,510
Anderson Project	13,433	15,056	29,486	37,270
Workman Creek Project	8,168	7,673	16,365	15,364
Slick Rock Project	13,271	12,206	26,405	29,430
Reno Creek Project	144,181	147,418	292,224	295,294
Yuty Project	16,718	62,600	30,914	86,003
Oviedo Project	123,117	40,758	229,055	61,483
Alto Paraná Titanium Project	110,085	34,429	166,333	60,262
Other Mineral Property Expenditures	99,005	130,101	214,370	301,795
	$1,323,323	$899,217	$2,846,774	$1,765,460

During the six months ended January 31, 2020, we drilled 26 exploration holes and 21 monitor wells totaling 21,069 feet, at our Burke Hollow Project. Since the commencement of the 2019 drilling campaign in March 2019, a total of 57 exploration and delineation holes and 72 monitor wells were completed.

General and Administrative

During the three and six months ended January 31, 2020, general and administrative expenses totaled $2,394,794 and $4,709,964, respectively, which increased by $211,331 and $267,566, respectively, compared to $2,183,463 and $4,442,398 for the three and six months ended January 31, 2019, primarily as a result of increased professional fees including legal fees related to certain transactional activities and audit and associated accounting fees.

The following summary provides a discussion of the major expense categories, including analyses of the factors that caused significant variances compared to the same periods last year:

●

for the three and six months ended January 31, 2020, salaries, management and consulting fees totaled $417,173 and $881,212, respectively, which were consistent with $428,354 and $926,463 for the three and six months ended January 31, 2019, respectively;

●

for the three and six months ended January 31, 2020, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $852,664 and $1,651,776, respectively, which were consistent with $826,984 and $1,573,596 for the three and six months ended January 31, 2019, respectively;

●

for the three and six months ended January 31, 2020, professional fees totaled $326,707 and $461,340, respectively, which increased by $145,923 and $107,867, respectively, compared to $180,784 and $353,473 for the three and six months ended January 31, 2019. The increase in professional fees was primarily the result of legal fees for certain transactional activities and audit and associated accounting fees. Professional fees are primarily comprised of legal services related to certain transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and tax services; and

●

for the three and six months ended January 31, 2020, stock-based compensation totaled $798,250 and $1,715,636, respectively, which were consistent with $747,342 and $1,588,866 for the three and six months ended January 31, 2019, respectively. During the three and six months ended January 31, 2020, we continued to utilize equity-based payments to compensate certain directors, officers, employees and consultants for services provided as part of our continuing efforts to reduce cash outlays. In July and August 2019, we granted approximately 2.5 million stock options, to our directors, officers, employees and certain consultants and, in July 2019 we awarded 465,000 RSUs and 445,000 PRSUs to certain of our directors and officers. The changes in stock-based compensation expenses represented the fair value of compensation shares issued and the amortization of the fair value of the stock awards over the vesting periods on an accelerated basis, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2020, depreciation, amortization and accretion totaled $81,752 and $158,138, respectively, which were consistent compared to $84,807 and $173,583 for the three and six months ended January 31, 2019, respectively.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2020, interest and finance costs totaled $859,163 and $1,744,288, respectively, which increased by $45,354 and $175,630, compared to $813,809 and $1,568,658 for the three and six months ended January 31, 2019, respectively. The increases primarily resulted from an increased amortization of debt discount.

For the three months ended January 31, 2020 and 2019, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889 and $408,889, amortization of debt discount of $412,580 and $358,349, and amortization of annual surety bond premiums of $29,070 and $39,247, respectively.

For the six months ended January 31, 2020 and 2019, interest and finance costs were primarily comprised of interest paid on long-term debt of $817,778 and $817,778, amortization of debt discount of $844,801 and $666,120, and amortization of annual surety bond premiums of $63,696 and $70,475, respectively.

Income or Loss from Equity-Accounted Investment

During the three months ended January 31, 2020, URC completed its initial public offering which consisted of the issuance of 20,000,000 URC Units. URC is listed on the TSX Venture Exchange with the trading symbol URC.V.

As a consequence of the initial public offering and other private placements URC completed during the three and six months ended January 31, 2020, our ownership interest in URC decreased to 19.5% at January 31, 2020 from 32.6% at July 31, 2019, which resulted a dilution gain of $2,728,026 and $3,056,657, respectively, being recorded for the three and six months ended January 31, 2020. During the three and six months ended January 31, 2019, a loss of $15,941 and a gain of $356,774, respectively, were recorded as a result of the change in our ownership in URC.

During the three and six months ended January 31, 2020, we recorded a loss of $23,653 and $692,880, respectively, as a result of loss pickup from URC, compared to a loss pickup of $89,896 and $74,742 for the three and six months ended January 31, 2019, respectively.

Gain on Disposition of Assets

During the three and six months ended January 31, 2020, we recorded a gain of $1,800 and $1,800, respectively, on disposition of assets. During the three and six months ended January 31, 2019, we recorded a gain on disposition of assets of $1,583,764 and $1,583,764, respectively, primarily from the Company’s sale of certain royalty interests to URC.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
Net loss	$(1,888,661)	$(5,042,577)	$(6,334,132)	$(5,017,557)
Total comprehensive loss	(1,928,309)	(5,052,471)	(6,199,949)	(5,177,511)
Basic and diluted loss per share	(0.01)	(0.03)	(0.04)	(0.03)
Total assets	96,514,311	96,696,496	101,040,242	105,055,912

	For the Quarters Ended
	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Net loss	$(2,349,674)	$(3,451,426)	$(4,770,335)	$(4,146,646)
Total comprehensive loss	(2,311,442)	(3,451,426)	(4,652,380)	(4,146,394)
Basic and diluted loss per share	(0.01)	(0.02)	(0.03)	(0.03)
Total assets	106,958,178	108,046,108	89,611,309	88,958,320

Liquidity and Capital Resources

	January 31, 2020	July 31, 2019
Cash and cash equivalents	$10,272,315	$6,058,186
Term deposits	-	11,831,671
Current assets	12,068,244	19,709,933
Current liabilities	2,148,353	3,071,368
Working capital	9,919,891	16,638,565

At January 31, 2020, we had cash and cash equivalents of $10,272,315 and working capital of $9,919,891, which decreased by $6,718,674 from the working capital of $16,638,565 at July 31, 2019. By curtailing expenditures on discretionary and non-core activities, and paying certain management, consulting and service provider fees by the issuance of shares of the Company in lieu of cash, our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

On April 9, 2019, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (as the “Lead Manager”) and the co-managers set forth on the signature page of the Offering Agreement (each, a “Co-Manager” and, collectively, with the Lead Manager, the “Managers”); under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $37.9 million through the Managers (collectively, the “ATM”). In connection with the ATM, on April 9, 2019, we filed a prospectus supplement to the 2017 Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $37.9 million through one or more at-the-market offerings pursuant to the ATM. At January 31, 2020, no public offer or sale of the Company’s shares has been completed under the ATM.

As at January 31, 2020, all $106.3 million under the 2017 Shelf was utilized through the registration of our shares of common stock and shares of common stock underlying outstanding common share purchase warrants from previous registered offerings as well as our shares of common stock to be sold under the ATM.

On February 21, 2020, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on March 3, 2020 (the “2020 Shelf”) and, as a result, our 2017 Shelf is deemed terminated as well as the ATM is deemed terminated unless we enter into an ATM under the 2020 Shelf. The 2020 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

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

The Third Credit Amended and Restated Agreement superseded, in their entirety, the Second Amended and Restated Credit Agreement dated and effective February 9, 2016, the Amended and Restated Credit Agreement dated and effective March 13, 2014 and the Credit Agreement dated and effective July 30, 2013 with our Lenders.

During the three months ended January 31, 2020, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,743,462 shares to our Lenders, with a fair value of $1,400,000, representing 7% of the $20,000,000 principal balance outstanding at October 31, 2019, as payment of anniversary fees to our Lenders.

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the six months ended January 31, 2020 and Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2019.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2020 and 2019 was $7,545,794 and $6,313,701, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

No cash was provided from financing activities during the six months ended January 31, 2020. During the six months ended January 31, 2019, net cash provided by financing activities was $21,538,191 from our October 2018 offering of 12,613,049 units at a price of $1.60 per unit.

Investing Activities

During the six months ended January 31, 2020, net cash provided by the investing activities totaled $11,773,277, primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by cash used for the investment in mineral rights and properties of $30,000 and cash used for the purchase of property, plant and equipment of $30,194. During the six months ended January 31, 2019, net cash used in investing activities totaled $18,146,060, primarily for the investment in term deposits of $18,026,455, investment in mineral rights and properties of $105,000 and purchase of property, plant and equipment of $19,505.

Stock Options and Warrants

At January 31, 2020, we had stock options outstanding representing 10,286,625 shares at a weighted-average exercise price of $1.25 per share and share purchase warrants outstanding representing 7,721,981 shares at a weighted-average exercise price of $2.03 per share. At January 31, 2020, outstanding stock options and warrants represented a total 18,008,606 shares issuable for gross proceeds of approximately $28.5 million should these stock options and warrants be exercised in full on a cash basis. At January 31, 2020, there were no outstanding in-the-money stock options or warrants. The exercise of stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and six months ended January 31, 2020 and 2019, we incurred $35,657 and $40,017(six months ended January 31, 2020 and 2019: $68,490 and $77,721), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At January 31, 2020, the amount owing to Blender was $32,306 (July 31, 2019: $68,680).

Material Commitments

Long-Term Debt Obligations

At January 31, 2020, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Form 10-K Annual Report for Fiscal 2019.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Annual Report for Fiscal 2019.

Subsequent Events

On February 21, 2020, we filed the 2020 Shelf which was declared effective by the SEC on March 3, 2020, and, as a result, our 2017 Shelf is deemed terminated as well as the ATM is deemed terminated unless we enter into an ATM under the 2020 Shelf. The 2020 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

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

In our assessment of the effectiveness of our Company’s internal control over financial reporting as at July 31, 2019, material weaknesses were identified in assessing the complexity of the valuation and accounting of a significant non-routine transaction, in a control surrounding information technology general control (“ITGC”), and in our Risk Assessment and Control Activity components of the COSO Framework related to the aggregation of open control deficiencies across our financial reporting process. In particular, the design and documentation of controls around: (i) testing the Company’s code of conduct; (ii) the adoption of new accounting standards; and (iii) accounting for our equity-accounted investment were insufficient. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

During the quarter ended October 31, 2019, in response to the material weakness relating to ITGC, we reassigned and restricted certain access rights of a senior financial person to our accounting system for sufficient segregation of duties. As a result, the material weakness relating to ITGC has been remediated as of October 31, 2019. In addition, we have redesigned the control procedures surrounding non-routine transactions. However, the Company’s management will not consider the material weakness surrounding non-routine transactions remediated until the remedial control procedures operate for a period of time and the control procedures are tested to ensure they are operating effectively.

During the quarter ended January 31, 2020, in response to the material weakness in our Risk Assessment and Control Activity components of the COSO Framework, a new control was designed and implemented for the review of the Company’s Code of Conduct. As a result, the control deficiency relating to the testing of the Company’s Code of Conduct has been remediated as of January 31, 2020.  In addition, we have redesigned and implemented new control procedures for accounting for the equity-accounted investment.  However, the Company’s management will not consider this remediated until the control procedures operate for a period of time and the control procedures are tested to ensure they are operating effectively.

As these remedial actions have been implemented but have not operated for a sufficient period of time or instances, or have not been tested, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures cannot be deemed effective at a level that provides reasonable assurance as of the date of this Quarterly Report.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

Except for the remediation procedures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As more fully described under Item 1, Business in our Form 10-K Annual Report for Fiscal 2019, we were incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004, we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010, we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $269.1 million at January 31, 2020. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2020, Fiscal 2016 to Fiscal 2019, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At January 31, 2020, we had cash and cash equivalents of $10.3 million and working capital of $9.9 million. By curtailing expenditures on discretionary and non-core activities, and paying certain management, consulting and service provider fees by issuance of shares of the Company in lieu of cash, our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. As we do not expect to achieve and maintain profitability in the near term, our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since our inception, including those from asset divestitures. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the six months ended January 31, 2020, Fiscal 2016 to Fiscal 2019, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the three and six months ended January 31, 2020, we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $3.6 million on our balance sheet at January 31, 2020, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 1, Legal Proceedings. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

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

We are authorized to issue 750,000,000 shares of common stock of which 183,673,815 shares were issued and outstanding as of January 31, 2020. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

As at January 31, 2020, all $106.3 million under the 2017 Shelf was utilized through the registration of our shares of common stock and shares of common stock underlying outstanding common share purchase warrants from previous registered offerings as well as our shares of common stock to be sold under the ATM.

On February 21, 2020, we filed the 2020 Shelf which was declared effective by the SEC on March 3, 2020, and, as a result, our 2017 Shelf is deemed terminated as well as the ATM is deemed terminated unless we enter into an ATM under the 2020 Shelf. The 2020 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2020, we issued the following securities that were not registered under the Securities Act:

●

on December 3, 2019, we issued an aggregate of 13,201 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $0.9090 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

●

on December 3, 2019, we issued an aggregate of 1,743,462 shares of common stock to our six Lenders at a deemed issuance price of $0.803 per share pursuant to the terms of the Third Amended and Restated Credit Agreement. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for the issuance of 1,220,423 shares to four of the Lenders and on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act for the issuance of 523,039 shares to two of the Lenders; and

●

on December 23, 2019, we issued an aggregate of 300,000 shares of common stock at a deemed issuance price of $0.84 per share as well as 300,000 common stock purchase warrants (each, a “Warrant”) to a consultant in consideration for services under a consulting agreement. 150,000 of the Warrants entitle the holder thereof to purchase 150,000 shares of common stock (each, a “Warrant Share”) at an exercise price of $1.25 per Warrant Share and 150,000 of the Warrants entitle the holder thereof to purchase 150,000 Warrant Shares at an exercise price of $1.50 per Warrant Share, all Warrants having an expiry date of December 23, 2020.  We relied on exemptions from registration under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the issuance of these securities.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2020, the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

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
Amir Adnani President, Chief Executive Officer (Principal Executive Officer) and Director Date: March 10, 2020

By:	/s/ Pat Obara
Pat Obara Chief Financial Officer (Principal Financial Officer) Date: March 10, 2020