Form 10-Q
period 2020-04-30
URANIUM ENERGY CORP
filed 2020-06-09
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  184,187,920 shares of common stock outstanding as of June 8, 2020.

 URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Unaudited – Expressed in U.S. Dollars)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Note(s)	April 30, 2020	July 31, 2019

CURRENT ASSETS
Cash and cash equivalents	5	$7,407,189	$6,058,186
Term deposits		-	11,831,671
Inventories		211,662	211,662
Prepaid expenses and deposits		1,358,235	1,343,458
Other current assets		134,079	264,956
TOTAL CURRENT ASSETS		9,111,165	19,709,933

MINERAL RIGHTS AND PROPERTIES	3	63,605,981	63,536,895
PROPERTY, PLANT AND EQUIPMENT	4	7,049,056	7,042,359
RESTRICTED CASH	5	1,839,119	1,821,392
EQUITY-ACCOUNTED INVESTMENT	6	11,199,978	8,680,449
OTHER LONG-TERM ASSETS	7	842,148	249,214
TOTAL ASSETS		$93,647,447	$101,040,242

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,780,073	$3,002,688
Other current liabilities	12	159,718	-
Due to a related party	8	16,175	68,680
TOTAL CURRENT LIABILITIES		1,955,966	3,071,368

LONG-TERM DEBT	9	19,443,996	19,599,963
GOVERNMENT LOAN PAYABLE	10	28,756	-
ASSET RETIREMENT OBLIGATIONS	11	3,686,006	3,541,082
OTHER LONG-TERM LIABILITIES	12	526,067	50,010
DEFERRED TAX LIABILITIES		545,928	550,551
TOTAL LIABILITIES		26,186,719	26,812,974

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 184,050,113 shares issued and outstanding (July 31, 2019 - 180,896,431)	13	184,050	180,896
Additional paid-in capital		340,198,573	336,047,595
Share issuance obligation	13	-	187,100
Accumulated deficit		(272,405,666)	(262,200,784)
Accumulated other comprehensive (loss) income		(516,229)	12,461
TOTAL EQUITY		67,460,728	74,227,268
TOTAL LIABILITIES AND EQUITY		$93,647,447	$101,040,242

COMMITMENTS AND CONTINGENCIES	17
SUBSEQUENT EVENT	1,10

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Note(s)	2020	2019	2020	2019

COSTS AND EXPENSES
Mineral property expenditures	3	$956,564	$1,453,358	$3,803,338	$3,218,818
General and administrative	8,13	2,127,887	1,952,616	6,837,851	6,395,014
Depreciation, amortization and accretion	3,4,11	74,060	86,387	232,198	259,970
TOTAL COSTS AND EXPENSES		3,158,511	3,492,361	10,873,387	9,873,802
LOSS FROM OPERATIONS		(3,158,511)	(3,492,361)	(10,873,387)	(9,873,802)

OTHER INCOME (EXPENSES)
Interest income		30,403	136,173	171,925	311,155
Interest expenses and finance costs	9	(835,683)	(815,258)	(2,579,971)	(2,383,916)
Income (loss) from equity-accounted investment	6	684,443	(872,851)	3,048,219	(590,819)
Other income		4,475	17,837	21,693	114,092
Gain on disposition of assets		216	7,598	2,016	1,591,362
TOTAL OTHER INCOME (EXPENSES)		(116,146)	(1,526,501)	663,882	(958,126)
LOSS BEFORE INCOME TAXES		(3,274,657)	(5,018,862)	(10,209,505)	(10,831,928)

DEFERRED TAX BENEFITS		1,013	1,305	4,623	13,271
NET LOSS FOR THE PERIOD		(3,273,644)	(5,017,557)	(10,204,882)	(10,818,657)

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES	6	(479,148)	(159,954)	(528,690)	(121,722)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(3,752,792)	$(5,177,511)	$(10,733,572)	$(10,940,379)

NET LOSS PER SHARE, BASIC AND DILUTED	14	$(0.02)	$(0.03)	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		183,896,944	179,348,614	182,637,673	174,213,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited – Expressed in U.S. Dollars)

		NineMonths Ended April 30,
	Note(s)	2020	2019
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(10,204,882)	$(10,818,657)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	2,411,281	2,143,598
Depreciation, amortization and accretion	3,4,11	232,198	259,970
Amortization of long-term debt discount	9	1,244,032	1,050,671
Gain on disposition of assets		(2,016)	(1,591,362)
(Income) loss from equity-accounted investment	6	(3,048,219)	590,819
Deferred tax benefits		(4,623)	(13,271)
Realized loss on available-for-sale securities		-	799
Changes in operating assets and liabilities
Prepaid expenses and deposits		248,845	(408,301)
Other current assets		130,877	(18,481)
Accounts payable and accrued liabilities		(1,222,616)	(869,562)
Due to a related party	8	(52,505)	47,738
Other liabilities		(65,028)	-
NET CASH USED IN OPERATING ACTIVITIES		(10,332,656)	(9,626,039)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs		-	23,843,995
Proceeds from a government loan		28,756	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		28,756	23,843,995

INVESTING ACTIVITIES
Investment in mineral rights and properties		(80,000)	(105,000)
Purchase of property, plant and equipment		(83,841)	(77,809)
Investment in term deposits		-	(29,858,126)
Proceeds from redemption of term deposits		11,831,671	15,000,000
Proceeds from disposition of assets		2,800	12,498
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		11,670,630	(15,028,437)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		1,366,730	(810,481)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		7,879,578	8,716,422
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	5	$9,246,308	$7,905,941

SUPPLEMENTAL CASH FLOW INFORMATION	16

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Stock-based compensation
Common stock issued for consulting services	29,167	29	31,763	-	-	-	31,792
Common stock issued under Stock Incentive Plan	435,348	436	410,026	(187,100)	-	-	223,362
Amortization of stock option expenses	-	-	662,232	-	-	-	662,232
Net loss for the period	-	-	-	-	(5,042,577)	-	(5,042,577)
Other comprehensive loss	-	-	-	-	-	(9,894)	(9,894)
Balance, October 31, 2019	181,360,946	$181,361	$337,151,616	$-	$(267,243,361)	$2,567	$70,092,183
Common stock
Issued for credit facility	1,743,462	1,743	1,398,257	-	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	313,201	313	277,644	-	-	-	277,957
Common stock issued under Stock Incentive Plan	256,206	257	234,535	-	-	-	234,792
Amortization of stock option expenses	-	-	485,268	-	-	-	485,268
Warrants
Issued for consulting services	-	-	22,733	-	-	-	22,733
Net loss for the period	-	-	-	-	(1,888,661)	-	(1,888,661)
Other comprehensive loss	-	-	-	-	-	(39,648)	(39,648)
Balance, January 31, 2020	183,673,815	$183,674	$339,570,053	$-	$(269,132,022)	$(37,081)	$70,584,624
Stock-based compensation
Common stock issued under Stock Incentive Plan	376,298	376	246,826	-	-	-	247,202
Amortization of stock option expenses	-	-	381,694	-	-	-	381,694
Net loss for the period	-	-	-	-	(3,273,644)	-	(3,273,644)
Other comprehensive loss	-	-	-	-	-	(479,148)	(479,148)
Balance, April 30, 2020	184,050,113	$184,050	$340,198,573	$-	$(272,405,666)	$(516,229)	$67,460,728

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, July 31, 2018	161,175,764	$161,176	$308,062,379	$(245,151,636)	$103,641	$63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,349	-	-	15,990,962
Issued upon exercise of stock options	100,422	100	72,262	-	-	72,362
Issued upon exercise of warrants	2,061,764	2,062	2,494,555	-	-	2,496,617
Stock-based compensation
Common stock issued for consulting services	30,845	31	50,682	-	-	50,713
Common stock issued under Stock Incentive Plan	141,546	141	239,114	-	-	239,255
Amortization of stock option expenses	-	-	551,556	-	-	551,556
Warrants
Issued for equity financing	-	-	2,606,884	-	-	2,606,884
Issued for equity financing as issuance costs	-	-	371,366	-	-	371,366
Net loss for the period	-	-	-	(3,451,426)	-	(3,451,426)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	103,641	(103,641)	-
Balance, October 31, 2018	176,123,390	$176,123	$330,427,147	$(248,499,421)	$-	$82,103,849
Common stock
Issued upon exercise of stock options	16,964	17	(17)	-	-	-
Issued for credit facility	1,180,328	1,180	1,398,820	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	98,861	98	127,643	-	-	127,741
Common stock issued under Stock Incentive Plan	223,156	225	290,013	-	-	290,238
Amortization of stock option expenses	-	-	357,022	-	-	357,022
Net loss for the period	-	-	-	(2,349,674)	-	(2,349,674)
Other comprehensive income	-	-	-	-	38,232	38,232
Balance, January 31, 2019	177,642,699	$177,643	$332,600,628	$(250,849,095)	$38,232	$81,967,408
Common stock
Issued upon exercise of stock options	1,599	2	(1)	-	-	1
Issued upon exercise of warrants	1,938,117	1,938	2,323,802	-	-	2,325,740
Issued in exchange of warrants pursuant to Securities Exchange Agreement	750,000	750	976,813	-	-	977,563
Stock-based compensation
Common stock issued for consulting services	35,698	34	48,051	-	-	48,085
Common stock issued under Stock Incentive Plan	194,173	195	255,429	-	-	255,624
Amortization of stock option expenses	-	-	233,155	-	-	233,155
Warrants
Exchanged for common stock pursuant to Securities Exchange Agreement	-	-	(4,950,000)	-	-	(4,950,000)
Difference from Securities Exchange Agreement	-	-	3,952,500	-	-	3,952,500
Net loss for the period	-	-	-	(5,017,557)	-	(5,017,557)
Other comprehensive loss	-	-	-	-	(159,954)	(159,954)
Balance, April 30, 2019	180,562,286	$180,562	$335,440,377	$(255,866,652)	$(121,722)	$79,632,565

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

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

Although planned principal operations have commenced from which significant revenues from sales of uranium concentrates were realized for the fiscal years ended July 31, 2015 (“Fiscal 2015”), July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), we have yet to achieve profitability and have had a history of operating losses resulting in an accumulated deficit balance since inception. No revenue from uranium sales was realized for the nine months ended April 30, 2020, or for the fiscal years ended July 31, 2019 (“Fiscal 2019”), July 31, 2018 (“Fiscal 2018”), July 31, 2017 (“Fiscal 2017”), July 31, 2016 (“Fiscal 2016”) or July 31, 2014 (“Fiscal 2014”). Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations, and this reliance is expected to continue for the foreseeable future.

At April 30, 2020, we had a working capital of $7.2 million including cash and cash equivalents of $7.4 million. Subsequent to April 30, 2020, we received a loan of $277,250 under the Paycheck Protection Program (the “PPP Program”; and the “PPP Loan”) as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) enacted by the U.S. Congress in response to the COVID-19 pandemic.   During the three months ended April 30, 2020, in response to the significant financial market uncertainty as a result of the COVID 19 pandemic, we implemented corporate-wide cost-cutting and cash saving measures to reduce cash outlays.  By further curtailing expenditures on discretionary and non-core activities and paying directors, management, employees and certain consulting and service providers fees by way of issuance of shares of the Company in lieu of cash, our existing cash resources and cash generated from the sale of the Company’s liquid assets are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:        SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020 (“Fiscal 2020”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including for our Palangana Mine. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7 (“Industry Guide 7”), through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage, as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

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

Companies in the Production Stage, as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, rather than capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Recently Adopted Accounting Standards

In February 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 2016-02, “Leases”, (Topic “842”), together with subsequent amendments.  The new standard requires a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and the right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term.

Effective August 1, 2019 the Company adopted this new standard using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption.  Therefore, upon adoption, the Company has recognized and measured leases without revising comparative period information or disclosure.  We elected the package of practical expedients permitted under the transition guidance, which applies to expired or existing leases and allows the Company not to reassess whether a contract contains a lease, the lease classification and any initial direct costs incurred.

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

Based on contracts outstanding at August 1, 2019, the adoption of the new standard resulted in the recognition of operating lease ROU assets of $876,590, including $92,235 reclassified from Prepaid Expenses and Deposits and lease liabilities of $784,355.  Adoption of this standard did not have a material impact to our Consolidated Statements of Operations and Comprehensive Loss and our Consolidated Statements of Cash Flows.  See Note 12: Lease Liabilities for additional qualitative and quantitative disclosures related to leasing arrangements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

Accounting Policy - Leases

The Company’s accounting policy as a result of adoption of ASC 842 is summarized below.

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than 12 months are included in Other Long-term Assets and Other Current Liabilities and Other Long-term Liabilities in our Consolidated Balance Sheet. Assets under finance leases are included in Property, Plant and Equipment and the related lease liabilities in Other Current Liabilities and Other Long-term Liabilities in our Consolidated Balance Sheet.

Operating and finance lease ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and the amount equal to the lease payments in a similar economic environment.

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

NOTE 3:        MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At April 30, 2020, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At April 30, 2020 annual maintenance payments of approximately $1.2 million will be required to maintain these mineral rights.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

Mineral rights and property acquisition costs consisted of the following:

	April 30, 2020	July 31, 2019
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	749,854	699,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	30,000	-
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,531,387	67,451,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,601,503	63,521,503

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,409,935)	(2,409,188)
	103	850

Land Use Agreements	48,770	404,310
Accumulated Amortization	(44,395)	(389,768)
	4,375	14,542
	$63,605,981	$63,536,895

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

During the nine months ended April 30, 2020 and 2019, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our Condensed Consolidated Financial Statements for the three and nine months ended April 30, 2020 and 2019.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

Mineral property expenditures incurred on our projects were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Mineral Property Expenditures
Palangana Mine	$260,438	$248,687	$1,109,164	$775,311
Goliad Project	54,486	34,071	151,293	71,949
Burke Hollow Project	154,672	605,025	1,024,345	880,039
Longhorn Project	2,289	10,157	14,735	35,691
Salvo Project	7,843	6,702	21,813	20,211
Anderson Project	19,519	15,097	49,004	52,367
Workman Creek Project	8,168	7,673	24,533	23,037
Slick Rock Project	13,123	12,206	39,527	41,637
Reno Creek Project	159,088	178,722	451,312	474,015
Yuty Project	27,664	8,297	58,578	94,299
Oviedo Project	69,446	105,724	298,505	167,207
Alto Paraná Titanium Project	36,323	78,325	202,656	138,588
Other Mineral Property Expenditures	143,505	142,672	357,873	444,467
	$956,564	$1,453,358	$3,803,338	$3,218,818

NOTE 4:        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	April 30, 2020			July 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(773,933)	$5,868,902	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,393,579	(2,338,287)	55,292	2,467,557	(2,402,681)	64,876
Logging Equipment and Vehicles	1,948,557	(1,747,522)	201,035	1,950,229	(1,730,905)	219,324
Computer Equipment	550,243	(478,190)	72,053	572,551	(546,652)	25,899
Furniture and Fixtures	170,701	(169,805)	896	170,701	(169,379)	1,322
Land and Buildings	889,606	(38,728)	850,878	889,606	(27,570)	862,036
	$12,595,521	$(5,546,465)	$7,049,056	$12,693,479	$(5,651,120)	$7,042,359

During the nine months ended April 30, 2020 and 2019, no uranium concentrate was processed at our Hobson Processing Facility due to the reduced operations at our Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded on our Consolidated Financial Statements for the three and nine months ended April 30, 2020 and 2019.

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

	April 30, 2020	July 31, 2019
Restricted cash, beginning of period	$1,821,392	$1,789,899
Interest received	17,727	31,493
Restricted cash, end of period	$1,839,119	$1,821,392

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited – Expressed in U.S. Dollars)

Cash, cash equivalents and restricted cash are included in the following accounts at April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
Cash and cash equivalents	$7,407,189	$6,093,098
Restricted cash	1,839,119	1,812,843
Total cash, cash equivalents and restricted cash	$9,246,308	$7,905,941

NOTE 6:         EQUITY-ACCOUNTED INVESTMENT

As at April 30, 2020, we own 14,000,000 shares of Uranium Royalty Corp. (“URC”).

During the nine months ended April 30, 2020, URC completed an initial public offering which consisted of the issuance of 20,000,000 units of URC (each, a “URC Unit”). Each URC Unit is comprised of one common share and one common share purchase warrant of URC. URC is now listed for trading on the TSX Venture Exchange (the “TSXV”) with the trading symbol “URC.V”.

As at April 30, 2020, we owned a 19.5% (July 31, 2019: 32.6%) interest in URC. In addition, two of our officers are members of URC’s board of directors, one of which is an officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2020.

During the nine months ended April 30, 2020, URC acquired a 0.5% net profit interest royalty in our Reno Creek Project from a third party.

During the nine months ended April 30, 2020, the change in carrying value of our investment in URC is summarized as follows:

Balance, July 31, 2019	$8,680,449
Share of loss from URC	(8,437)
Gain on ownership interest dilution	3,056,656
Translation loss	(528,690)
Balance, April 30, 2020	$11,199,978

NOTE 7:         OTHER LONG-TERM ASSETS

At April 30, 2020 other long-term assets totaled $842,148 (July 31, 2019: $249,214), which included ROU assets relating to the operating leases totaling $700,806 (July 31, 2019: $Nil) and the non-current portion of certain prepaid expenses of $141,342 (July 31, 2019: $249,214).

NOTE 8:        RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2020 and 2019, we incurred $36,849 and $39,365 (nine months ended April 30, 2020 and 2019: $105,339 and $117,086), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At April 30, 2020, the amount owing to Blender was $16,175 (July 31, 2019: $68,680).

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

NOTE 9:         LONG-TERM DEBT

As at April 30, 2020, our long-term debt consisted of the following:

	April 30, 2020	July 31, 2019
Principal amount	$20,000,000	$20,000,000
Unamortized discount and accrued fees	(556,004)	(400,037)
Long-term debt, net of unamortized discount	$19,443,996	$19,599,963

For the three months ended April 30, 2020 and 2019, amortization of debt discount totaled $399,231 and $384,551, (nine months ended April 30, 2020 and 2019: $1,244,032 and $1,050,671), respectively, which was recorded as interest expense and included in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the nine months ended April 30, 2020, and pursuant to the terms of our Third Amended and Restated Credit Agreement with our lenders (the “Lenders”), we issued an aggregate of 1,743,462 shares with a fair value of $1,400,000 to our Lenders, representing 7% of the $20,000,000 principal balance outstanding at October 31, 2019, as payment of anniversary fees to our Lenders.

The Company’s credit facility with our Lenders (the “Credit Facility”) has a maturity date on January 31, 2022, with an interest rate of 8% per annum and an underlying effective interest rate of 16.67%.

As at April 30, 2020, we had a working capital ratio of 4.7:1, which was in compliance with the debt covenant requirement being working capital ratio not less than 1:1.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at April 30, 2020 are as follows:

Fiscal 2020	$-
Fiscal 2021	-
Fiscal 2022	20,000,000
Total	$20,000,000

NOTE 10:       GOVERNMENT LOAN PAYABLE

In April 2020 our Canadian subsidiary received a loan of $28,756 (CAD$40,000) through the Canadian Emergency Business Account Program (“CEBA Loan”), which provides financial relief for Canadian small businesses during the COVID-19 pandemic. The CEBA Loan has an initial term date on December 31, 2022 (the “Initial Term Date”) and may be extended to December 31, 2025. The CEBA Loan is non-revolving, with an interest rate being 0% per annum prior to the Initial Term Date and 5% per annum thereafter during any extended term, which is calculated daily and paid monthly. The CEBA Loan can be repaid at any time without penalty and, if at least 75% of the CEBA Loan is paid prior to the Initial Term Date, the remaining balance of the CEBA Loan will be forgiven. We anticipate repaying the CEBA Loan prior to the Initial Term Date.

On April 28, 2020, we entered into a business loan agreement with Kleberg Bank, N.A., under the PPP Program administered by the Small Business Administration. The PPP Program is a part of the CARES enacted by the U.S. Congress on March 27, 2020 in response to the COVID-19 pandemic. The total loan amount we qualified for was $277,250, which was received subsequent to April 30, 2020, on May 5, 2020.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

Under the PPP Program the repayment of these loans, including interest, will be forgiven based on payroll, payroll-related and other allowable costs incurred in the eight-week period following the funding of the loan pursuant to the following requirements:

•	that not less than 75% of the loan proceeds be applied to eligible payroll costs;
•

that the remaining 25% of the loan proceeds be applied to any additional payroll costs above 75%, rent payments on leases dated before February 15, 2020 and/or utility payments under any services agreements dated before February 15, 2020; and

•	to maintain employee compensation levels (subject to specific program requirements).

The PPP Program provides for an initial six-month deferral of payments. The PPP Loan has a two-year maturity ending on April 28, 2022 with an interest rate of 1% per annum.

NOTE 11:       ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2019	$3,541,082
Accretion	144,924
Balance, April 30, 2020	$3,686,006

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2020			July 31, 2019
Undiscounted amount of estimated cash flows		$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2021	$-
Fiscal 2022	-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Remaining balance	8,221,018
$8,221,018

NOTE 12:       LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 0.9 to 19.1 years. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation. Short-term leases, which have an initial term of 12 months or less, are not recorded in our Consolidated Balance Sheets.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

During the three and nine months ended April 30, 2020 total lease expenses include the following components:

	Three Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2020
Operating leases	$63,073	$182,012
Short-term leases	23,289	420,318
Total Lease Expenses	$86,362	$602,330

As at April 30, 2020, the weighted average remaining lease term was 15.0 years and weighted average discount rate was 4.7%.

During the nine months ended April 30, 2020, cash paid for amounts included in the measurement of operating lease liabilities totaled $148,115.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Operating leases
Fiscal 2020	64,382
Fiscal 2021	160,885
Fiscal 2022	220,000
Fiscal 2023	20,000
Fiscal 2024	20,000
Thereafter	320,000
Total lease payments	805,267
Less: imputed interest	(171,502)
Present value of lease liabilities	633,765

Currrent portion of lease liabilities	151,403
Non-curent portion of lease liabilities	482,362

Current lease liabilities are included in Other Current Liabilities, and non-current liabilities are included in Other Long-term Liabilities in our Consolidated Balance Sheets.

NOTE 13:       CAPITAL STOCK

A summary of share purchase warrants outstanding and exercisable at April 30, 2020 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.25	150,000	0.65	December 23, 2020
1.50	150,000	0.65	December 23, 2020
2.05	7,063,253	0.93	April 3, 2021
2.30	308,728	2.28	August 9, 2022
1.64	50,000	3.06	May 21, 2023
$2.03	7,721,981	0.98

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

A continuity schedule of outstanding share purchase warrants for the nine months ended April 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2019	19,443,910	1.94
Issued	300,000	1.38
Expired	(12,021,929)	1.87
Balance, April 30, 2020	7,721,981	$2.03

Stock Options

At April 30, 2020, we had one stock option plan, our 2019 Stock Incentive Plan, which superseded and replaced our 2018 Stock Incentive Plan (now, the “Stock Incentive Plan”).

A summary of stock options granted by the Company during the nine months ended April 30, 2020, including corresponding grant date fair values and assumptions using the Black Scholes option pricing model, is as follows:

Date	Options Granted	Exercise Price	Term (Years)	Grant Date Fair Value	Expected Life (Years)	Risk-Free Interest Rate	Dividend Yield	Expected Volatility
August 7, 2019	597,650	$0.91	10.00	$303,160	5.00	1.51%	0.00%	66.10%
April 13, 2020	200,000	0.80	5.00	50,829	4.00	0.37%	0.00%	57.04%
April 17, 2020	50,000	0.83	5.00	18,031	4.00	0.31%	0.00%	56.95%
April 29, 2020	125,000	1.18	5.00	67,655	4.00	0.30%	0.00%	60.59%
Total	972,650			$439,675

The stock options granted in August 2019 are subject to a 24-month vesting provision, whereby at the end of the first three and nine months from the grant date, 12.5% of the stock options granted become exercisable, and whereby at the end of each of 12, 18 and 24 months from the grant date, 25% of the total stock options become exercisable. The stock options granted in April 2020 are subject to a 12-month vesting provision, whereby one-quarter of the stock options become exercisable immediately and at each of four, eight and 12 months from the grant date.

A continuity schedule of outstanding stock options for the underlying shares for the nine months ended April 30, 2020 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2019	15,738,350	$1.30
Granted	597,650	0.91
Expired	(5,990,000)	1.34
Balance, October 31, 2019	10,346,000	1.25
Forfeited	(21,875)	1.19
Expired	(37,500)	1.20
Balance, January 31, 2020	10,286,625	1.25
Granted	375,000	0.93
Forfeited	(107,469)	1.09
Expired	(160,656)	2.84
Balance, April 30, 2020	10,393,500	$1.22

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

A continuity schedule of outstanding unvested stock options at April 30, 2020, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2019	3,310,600	$0.59
Granted	597,650	0.51
Vested	(645,550)	0.61
Balance, October 31, 2019	3,262,700	$0.57
Vested	(806,534)	0.62
Forfeited	(21,875)	0.59
Balance, January 31, 2020	2,434,291	$0.55
Granted	375,000	0.36
Vested	(184,049)	0.45
Forfeited	(27,500)	0.52
Balance, April 30, 2020	2,597,742	$0.53

At April 30, 2020, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $576,611 to be recognized over the next 0.80 years.

At April 30, 2020, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $759,834 (vested: $403,047 and unvested: $356,787).

A summary of stock options outstanding and exercisable at April 30, 2020 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at April 30, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at April 30, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	4,403,250	$0.92	5.85	2,394,008	$0.93	3.33
$1.00	to	$1.49	3,630,000	1.22	1.81	3,511,250	1.22	1.71
$1.50	to	$3.28	2,360,250	1.76	2.82	1,890,500	1.81	2.72
			10,393,500	$1.22	3.75	7,795,758	$1.27	2.45

Restricted Stock Units

During Fiscal 2019 the Company granted 465,000 restricted stock units (each, a “RSU”) to certain directors and officers of the Company under our Stock Incentive Plan.

During the three and nine months ended April 30, 2020, stock-based compensation relating to the RSUs totaled $66,928 and $200,784 (three and nine months ended April 30, 2019: $Nil and $Nil), respectively. At April 30, 2020 outstanding unvested RSUs totaled 465,000 (July 31, 2019: 465,000), and unrecognized compensation costs relating to unvested RSUs totaled $237,292, which is expected to be recognized over a period of approximately 2.25 years.

Performance Based Restricted Stock Units

During Fiscal 2019 the Company granted 445,000 performance based restricted stock units (each, a “PRSU”) to the Company’s executive officers under our Stock Incentive Plan.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

During the three and nine months ended April 30, 2020, stock-based compensation relating to the PRSUs totaled $68,165 and $204,495 (three and nine months ended April 30, 2019: $Nil and $Nil), respectively. At April 30, 2020 outstanding unvested PRSUs totaled 445,000 (July 31, 2019: 445,000), and unrecognized compensation costs relating to unvested PRSUs totaled $307,517, which is expected to be recognized over a period of approximately 2.25 years.

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$131,516	$155,813	$365,274	$516,423
Amortization of stock option expenses	57,130	37,336	157,655	122,056
	188,646	193,149	522,929	638,479
Stock-Based Compensation for Management
Common stock issued to management	24,308	33,126	93,115	104,109
Amortization of stock option expenses	100,317	70,395	506,422	427,099
Amortization of RSU & PRSU expenses	135,093	-	405,279	-
	259,718	103,521	1,004,816	531,208
Stock-Based Compensation for Employees
Common stock issued to employees	158,127	132,638	416,152	381,333
Amortization of stock option expenses	89,154	125,424	482,573	592,578
	247,281	258,062	898,725	973,911

Settlement of share issuance obligation	-	-	(15,189)	-
	$695,645	$554,732	$2,411,281	$2,143,598

During the nine months ended April 30, 2020, we issued 188,914 shares with a fair value of $171,911 under our Stock Incentive Plan as settlement of our then share issuance obligations totaling $187,100, which represented the fair value of the Fiscal 2019 share bonuses made by the Company at July 31, 2019 under the Stock Incentive Plan. The change in fair value of $15,189 between the measurement date of July 31, 2019 and the issuance date was recorded as a credit to the stock-based compensation for the nine months ended April 30, 2020.

NOTE 14:       LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Numerator
Net Loss for the Period	$(3,273,644)	$(5,017,557)	$(10,204,882)	$(10,818,657)

Denominator
Basic Weighted Average Number of Shares	183,896,944	179,648,614	182,637,673	174,213,254
Dilutive Stock Options, Warrants, RSUs and PRSUs	-	-	-	-
Diluted Weighted Average Number of Shares	183,896,944	179,648,614	182,637,673	174,213,254

Net Loss per Share, Basic and Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.06)

For the three and nine months ended April 30, 2020 and 2019 all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since we reported net losses for those periods and their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

NOTE 15:        SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At April 30, 2020, our long-term assets located in the United States totaled $57,816,137 or 68% of our total long-term assets of $84,536,282.

The table below provides a breakdown of the long-term assets by geographic segments:

	April 30, 2020
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,423,036	$4,477,477	$31,527,870	$117,075	$546,938	$14,513,585	$63,605,981
Property, Plant and Equipment	6,319,048	-	331,358	-	34,086	364,564	7,049,056
Restricted Cash	1,750,146	15,000	73,973	-	-	-	1,839,119
Equity-Accounted Investment	-	-	-	-	11,199,978	-	11,199,978
Other Long-Term Assets	757,654	-	23,500	-	60,994	-	842,148
Total Long-Term Assets	$21,249,884	$4,492,477	$31,956,701	$117,075	$11,841,996	$14,878,149	$84,536,282

	July 31, 2019
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,433,203	$4,427,477	$31,527,870	$87,822	$546,938	$14,513,585	$63,536,895
Property, Plant and Equipment	6,333,950	-	342,515	-	14,223	351,671	7,042,359
Restricted Cash	1,732,419	15,000	73,973	-	-	-	1,821,392
Equity-Accounted Investment	-	-	-	-	8,680,449	-	8,680,449
Other Long-Term Assets	221,214	-	28,000	-	-	-	249,214
Total Long-Term Assets	$20,720,786	$4,442,477	$31,972,358	$87,822	$9,241,610	$14,865,256	$81,330,309

The tables below provide a breakdown of our operating results by geographic segments for the three and nine months ended April 30, 2020 and 2019. All intercompany transactions have been eliminated.

	Three Months ended April 30, 2020
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$619,892	$27,686	$159,087	$16,462	$-	$133,437	$956,564
General and administrative	1,513,764	3,389	22,358	345	587,015	1,016	2,127,887
Depreciation, amortization and accretion	65,809	-	3,720	249	2,497	1,785	74,060
	2,199,465	31,075	185,165	17,056	589,512	136,238	3,158,511
Loss from operations	(2,199,465)	(31,075)	(185,165)	(17,056)	(589,512)	(136,238)	(3,158,511)

Other income (expenses)	(826,432)	(4,663)	995	-	713,467	487	(116,146)
Loss before income taxes	$(3,025,897)	$(35,738)	$(184,170)	$(17,056)	$123,955	$(135,751)	$(3,274,657)

	Three Months Ended April 30, 2019
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,042,836	$22,769	$179,687	$15,345	$375	$192,346	$1,453,358
General and administrative	1,391,225	3,779	25,746	1,142	507,728	22,996	1,952,616
Depreciation, amortization and accretion	78,628	-	3,717	249	2,590	1,203	86,387
	2,512,689	26,548	209,150	16,736	510,693	216,545	3,492,361
Loss from operations	(2,512,689)	(26,548)	(209,150)	(16,736)	(510,693)	(216,545)	(3,492,361)

Other income (expenses)	(659,194)	(4,611)	681	-	(872,851)	9,474	(1,526,501)
Loss before income taxes	$(3,171,883)	$(31,159)	$(208,469)	$(16,736)	$(1,383,544)	$(207,071)	$(5,018,862)

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended April 30, 2020
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,665,242	$73,858	$451,312	$53,187	$-	$559,739	$3,803,338
General and administrative	4,927,762	10,217	77,549	1,407	1,775,036	45,880	6,837,851
Depreciation, amortization and accretion	205,742	-	11,157	747	7,551	7,001	232,198
	7,798,746	84,075	540,018	55,341	1,782,587	612,620	10,873,387
Loss from operations	(7,798,746)	(84,075)	(540,018)	(55,341)	(1,782,587)	(612,620)	(10,873,387)

Other income (expenses)	(2,545,544)	(14,198)	1,695	-	3,218,765	3,164	663,882
Loss before income taxes	$(10,344,290)	$(98,273)	$(538,323)	$(55,341)	$1,436,178	$(609,456)	$(10,209,505)

	Nine Months Ended April 30, 2019
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,197,324	$75,756	$474,981	$54,565	$16,098	$400,094	$3,218,818
General and administrative	4,461,280	10,650	80,248	3,090	1,732,769	106,977	6,395,014
Depreciation, amortization and accretion	235,040	-	11,156	747	9,077	3,950	259,970
	6,893,644	86,406	566,385	58,402	1,757,944	511,021	9,873,802
Loss from operations	(6,893,644)	(86,406)	(566,385)	(58,402)	(1,757,944)	(511,021)	(9,873,802)

Other income (expenses)	(1,945,311)	(14,146)	1,081	1,578,864	(590,819)	12,205	(958,126)
Loss before income taxes	$(8,838,955)	$(100,552)	$(565,304)	$1,520,462	$(2,348,763)	$(498,816)	$(10,831,928)

NOTE 16:       SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended April 30, 2020 and 2019, we issued 342,368 and 165,404 shares with a fair value of $309,749 and $226,539, respectively, for various consulting services provided to our Company.

During the nine months ended April 30, 2020 and 2019, we issued 1,067,852 and 558,875 shares with a fair value of $892,456 and $785,117, respectively, as compensation to certain management, employees and consultants of the Company under our Stock Incentive Plan.

During the nine months ended April 30, 2020, we issued an aggregate of 1,743,462 shares with a fair value of $1,400,000 to our Lenders.

During the nine months ended April 30, 2020 and 2019, we paid $1,217,778 and $1,213,333, respectively, in cash to our Lenders for interest on the long-term debt.

NOTE 17:       COMMITMENTS AND CONTINGENCIES

We are committed to paying our key executives a total of $418,000 per year for various management services.

We are subject to ordinary routine litigation incidental to our business. Except as disclosed below, we are not aware of any material legal proceedings pending or that have been threatened against the Company.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

 (Unaudited – Expressed in U.S. Dollars)

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

The Company has had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file certain proceedings in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the nine months ended April 30, 2020, and our Form 10-K Annual Report for the fiscal year ended July 31, 2019, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2019, and Item 1A, Risk Factors, under Part II - Other Information of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2019, our most recently completed year end, to April 30, 2020, and our results of operations for the three and nine months ended April 30, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Form 10-K Annual Report for Fiscal 2019.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2019.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At April 30, 2020 we had no uranium supply or off-take agreements in place.

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

U.S. Nuclear Fuel Working Group Report and Strategy

On July 12, 2019, the U.S. White House published a memorandum on the “Effect of Uranium Imports on the National Security and Establishment of the United States Nuclear Fuel Working Group” (“NFWG”). The memorandum noted that there were “significant concerns regarding the impact of uranium imports on the national security with respect to domestic mining”. The purpose of the NFWG was to “develop recommendations for reviving and expanding domestic nuclear fuel production”.

On February 10, 2020, “A Budget for America’s Future” for fiscal year 2021 was released by the White House that included a 10-year, $150 million per year ($1.5 billion) program to purchase U.S. mined uranium for a strategic national Uranium Reserve (“UR”). In the budget the White House noted that “Establishing a UR provides assurance of availability of uranium in the event of a market disruption and supports strategic U.S. fuel cycle capabilities. This action addresses immediate challenges to the production of domestic uranium and reflects the Administration’s NFWG priorities”.

On April 23, 2020, the U.S. Secretary of Energy released a NFWG report titled “RESTORING AMERICA’S COMPETITIVE NUCLEAR ENERGY ADVANTAGE - A strategy to assure U.S. National Security”. The report, as released by the Department of Energy (“DOE”), outlines a broad strategy designed to “enhance the positive attributes of nuclear power, revive capabilities of the uranium mining, milling, and conversion industries, strengthen U.S. technology supremacy, and drive U.S. exports, while assuring consistency with U.S. non-proliferation objectives and supporting national security”. The first strategic step outlined in the report is that “the U.S. Government will take bold action to revive and strengthen the U.S. uranium mining industry”. The report outlined prospects for U.S. procurement of “mined and milled uranium estimated between 17 and 19 million pounds in the form of U3O8 beginning in 2020”. In a more recent announcement on May 29, 2020, a DOE official stated that the government is aiming to start buying U.S. mined uranium for the proposed UR “as soon as possible”.

Global Market Developments

Over the past few years global uranium market fundamentals have been improving as the market continues to work through a transition process from being an inventory driven to more of a production driven market. The uranium spot market bottomed in November of 2016 at about $17.75 per pound U3O8, however, it has been in a trading range of between $24.00 to $26.00 per pound during the past couple of years. With reductions in produced supply from several global producers, as well as an increase in overall uranium demand, the supply demand balance was heading toward a structural deficit in upcoming years. However, in March of this year the COVID-19 pandemic has resulted in a “black swan” event, impacting about 50% of the world’s uranium production and has accelerated the market rebalancing.

The timing for the return of global uranium production to pre-COVID-19 levels is highly uncertain as of the date of this Quarterly Report. To date about six million pounds per month of global production has been taken offline and 2020 production has been forecasted to fall to approximately 120 million pounds. This represents a gap of about 60 million pounds that will require filling from secondary market sources to meet the ~180 million pounds of expected 2020 utility demand. The lost production from producers that suspended operations will not be made up. 2020 will likely mark the beginning of a market deficit that should continue to exert upward pressure on global uranium prices. So far in 2020 uranium has been the world’s best performing market commodity with a price increase of over 30%. U.S. production, while influenced by global factors, is more likely to be more driven over the next several years by U.S. government purchases.

Response to COVID-19 Pandemic

In response to COVID-19 pandemic we have taken proactive steps to lower our operating expenses and to adjust our timing on capital expenditures. For the protection of our employees, we have arranged for our teams at the Vancouver, Corpus Christi and Paraguay offices to work remotely. In addition, previous plans to resume last year’s successful drilling program at our Burke Hollow Project will be postponed along with the associated capital outlays until market conditions normalize. In the meantime, we continued to operate our Palangana Mine at a reduced pace to capture residual uranium only, and continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

Paycheck Protection Program

In response to the COVID-19 pandemic, the U.S. Congress enacted CARES on March 27, 2020. Among other provisions, it created the Paycheck Protection Program through the Small Business Administration. As an eligible borrower under the PPP Program, we applied for a PPP Loan in April 2020 to support our continuing operations and payroll obligations, and to avoid further reductions in force or employee furloughs. Our application was reviewed and approved and on May 5, 2020 we received a PPP Loan in the amount of $277,250.

Results of Operations

For the three months ended April 30, 2020 and 2019, we recorded net losses of $3,273,644 ($0.02 per share) and $5,017,557 ($0.03 per share), respectively. For the nine months ended April 30, 2020 and 2019, we recorded net losses of $10,204,882 ($0.06 per share) and $10,818,657 ($0.06 per share), respectively.

During the three months ended April 30, 2020, in response to the significant financial market uncertainty as a result of the COVID-19 pandemic, we implemented corporate-wide cost-cutting and cash saving measures including deferral of capital expenditures to reduce cash outlays. In the meantime, we continued with our strategic plan for reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended April 30, 2020. At April 30, 2020 the total value of inventories was $211,662 (July 31, 2019: $211,662).

Costs and Expenses

For the three months ended April 30, 2020 and 2019, costs and expenses totaled $3,158,511 and $3,492,361, respectively, which were comprised of mineral property expenditures of $956,564 and $1,453,358, general and administrative expenses of $2,127,887 and $1,952,616 and depreciation, amortization and accretion of $74,060 and $86,387, respectively.

For the nine months ended April 30, 2020 and 2019, costs and expenses totaled $10,873,387 and $9,873,802, respectively, which were comprised of mineral property expenditures of $3,803,338 and $3,218,818, general and administrative expenses of $6,837,851 and $6,395,014 and depreciation, amortization and accretion of $232,198 and $259,970, respectively.

Mineral Property Expenditures

Mineral property expenditures were primarily comprised of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended April 30, 2020 and 2019, mineral property expenditures totaled $956,564 and $1,453,358, respectively, of which $258,628 and $322,667 were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility, respectively. During the nine months ended April 30, 2020 and 2019, mineral property expenditures totaled $3,803,338 and $3,218,818, respectively, of which $908,878 and $924,886, respectively, were directly related to maintaining operational readiness and permitting compliance for the Palangana Mine and Hobson Processing Facility.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Mineral Property Expenditures
Palangana Mine	$260,438	$248,687	$1,109,164	$775,311
Goliad Project	54,486	34,071	151,293	71,949
Burke Hollow Project	154,672	605,025	1,024,345	880,039
Longhorn Project	2,289	10,157	14,735	35,691
Salvo Project	7,843	6,702	21,813	20,211
Anderson Project	19,519	15,097	49,004	52,367
Workman Creek Project	8,168	7,673	24,533	23,037
Slick Rock Project	13,123	12,206	39,527	41,637
Reno Creek Project	159,088	178,722	451,312	474,015
Yuty Project	27,664	8,297	58,578	94,299
Oviedo Project	69,446	105,724	298,505	167,207
Alto Paraná Titanium Project	36,323	78,325	202,656	138,588
Other Mineral Property Expenditures	143,505	142,672	357,873	444,467
	$956,564	$1,453,358	$3,803,338	$3,218,818

During the nine months ended April 30, 2020, we drilled 26 exploration holes and 21 monitor wells totaling 21,069 feet, at our Burke Hollow Project. Since the commencement of the 2019 drilling campaign in March 2019, a total of 57 exploration and delineation holes and 72 monitor wells have been completed.

General and Administrative

During the three and nine months ended April 30, 2020, general and administrative expenses totaled $2,127,887 and $6,837,851, respectively, which increased by $175,271 and $442,837, respectively, compared to $1,952,616 and $6,395,014 for the three and nine months ended April 30, 2019, primarily as a result of increased professional fees and stock-based compensation.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same periods last year:

●

for the three and nine months ended April 30, 2020, salaries, management and consulting fees totaled $410,095 and $1,291,306, respectively, which decreased by $58,095 and $103,349, respectively, compared to $468,190 and $1,394,655 for the three and nine months ended April 30, 2019, primarily as a result of corporate-wide reduction in salaries and fees and the issuance of shares in lieu of cash to the Company’s directors, officers and certain employees;

●

for the three and nine months ended April 30, 2020, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $784,009 and $2,435,786, respectively, which were consistent with $804,920 and $2,378,515 for the three and nine months ended April 30, 2019, respectively;

●

for the three and nine months ended April 30, 2020, professional fees totaled $238,138 and $699,478, respectively, which increased by $113,364 and $221,232, respectively, compared to $124,774 and $478,246 for the three and nine months ended April 30, 2019. The increase in professional fees was primarily the result of legal fees for certain transactional activities and audit and associated accounting fees. Professional fees are primarily comprised of legal services related to certain transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and tax services; and

●

for the three and nine months ended April 30, 2020, stock-based compensation totaled $695,645 and $2,411,281, respectively, which increased by $140,913 and $267,683, respectively, compared to $554,732 and $2,143,598, for the three and nine months ended April 30, 2019, respectively. During the three months ended April 30, 2020, in response to the significant financial market uncertainty as a result of the COVID-19 pandemic, we implemented corporate-wide cost-cutting and cash saving measures where we expanded the scope of equity-based payments to compensate certain directors, officers, employees and consultants as part of our strengthened efforts to reduce cash outlays. In addition, in July and August 2019 we granted approximately 2.5 million stock options to our directors, officers, employees and certain consultants and, in July 2019 we awarded 465,000 RSUs and 445,000 PRSUs to certain of our directors and officers. The changes in stock-based compensation expenses represented the fair value of compensation shares issued and the amortization of the fair value of the stock awards over the vesting periods on an accelerated basis, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2020, depreciation, amortization and accretion totaled $74,060 and $232,198, respectively, which decreased by $12,327 and $27,772, respectively, compared to $86,387 and $259,970 for the three and nine months ended April 30, 2019, respectively, as certain assets of the Company reached their useful lives and were full depreciated.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three and nine months ended April 30, 2020, interest and finance costs totaled $835,683 and $2,579,971, respectively, which were consistent compared with $815,258 and $2,383,916 for the three and nine months ended April 30, 2019, respectively.

For the three months ended April 30, 2020 and 2019, interest and finance costs were primarily comprised of interest paid on long-term debt of $400,000 and $395,555, amortization of debt discount of $399,231 and $384,551 and amortization of annual surety bond premiums of $29,070 and $29,450, respectively.

For the nine months ended April 30, 2020 and 2019, interest and finance costs were primarily comprised of interest paid on long-term debt of $1,217,778 and $1,213,333, amortization of debt discount of $1,244,032 and $1,050,671 and amortization of annual surety bond premiums of $92,766 and $99,925, respectively.

Income or Loss from Equity-Accounted Investment

During the three months ended April 30, 2020, we recorded income of $684,443 as a result of income pick up from URC operations. During the three months ended April 30, 2019, we recorded a loss of $872,851 as a result of loss pick up from URC’s operations offset by a dilution gain of $31,595 due to change of our ownership interest in URC.

During the nine months ended April 30, 2020, we recorded income of $3,048,219 from our investment in URC, which is comprised of a loss pick up of $8,437 and a dilution gain of $3,056,656, as a result of change of our ownership interest in URC. In December 2019, URC completed its initial public offering which consisted of the issuance of 20,000,000 URC Units. URC is listed on the TSXV with the trading symbol URC.V. As a consequence of the initial public offering and other private placements URC completed during the nine months ended April 30, 2020, our ownership interest in URC decreased to 19.5% at April 30, 2020 from 32.6% at July 31, 2019, which resulted in a dilution gain of $3,056,656 being recorded for the nine months ended April 30, 2020. During the nine months ended April 30, 2019, we recorded a loss of $590,819 from our investment in URC, which is comprised of a $979,188 loss pick up from URC’s operations offset by a gain of $388,369 as a result of the change in our ownership interest in URC.

Gain on Disposition of Assets

During the three and nine months ended April 30, 2020, we recorded a gain of $216 and $2,016, respectively, on disposition of assets. During the three and nine months ended April 30, 2019 we recorded a gain on disposition of assets of $7,598 and $1,591,362, respectively, the latter was primarily from the Company’s sale of certain royalty interests to URC.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Net loss	$(3,273,644)	$(1,888,661)	$(5,042,577)	$(6,334,132)
Total comprehensive loss	(3,752,792)	(1,928,309)	(5,052,471)	(6,199,949)
Basic and diluted loss per share	(0.02)	(0.01)	(0.03)	(0.04)
Total assets	93,647,447	96,514,311	96,696,496	101,040,242

	For the Quarters Ended
	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018
Net loss	$(5,017,557)	$(2,349,674)	$(3,451,426)	$(4,770,335)
Total comprehensive loss	(5,177,511)	(2,311,442)	(3,451,426)	(4,652,380)
Basic and diluted loss per share	(0.03)	(0.01)	(0.02)	(0.03)
Total assets	105,055,912	106,958,178	108,046,108	89,611,309

Liquidity and Capital Resources

	April 30, 2020	July 31, 2019
Cash and cash equivalents	$7,407,189	$6,058,186
Term deposits	-	11,831,671
Current assets	9,111,165	19,709,933
Current liabilities	1,955,966	3,071,368
Working capital	7,155,199	16,638,565

At April 30, 2020, we had cash and cash equivalents of $7,407,189 and working capital of $7,155,199, which decreased by $9,483,366 from the working capital of $16,638,565 at July 31, 2019. In response to the significant financial market uncertainty as a result of the COVID-19 pandemic, we implemented corporate-wide cost-cutting and cash saving measures including the deferral of capital expenditures to reduce cash outlays. Subsequent to April 30, 2020, we received a PPP Loan of $277,250 under the PPP Program as part of CARES enacted by the U.S. Congress on March 27, 2020 in response to the COVID-19 pandemic. By further curtailing expenditures on discretionary and non-core activities, and by paying management, certain employees, consultants and service provider fees by the issuance of shares of the Company in lieu of cash, our existing cash resources and cash generated from the sale of the Company’s liquid assets are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations. We have also relied, to a limited extent, on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012. However, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

●

if another nuclear incident, such as the events that occurred at Fukushima in March 2011, were to occur during Fiscal 2020, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries; and

●	the timing for the return of global uranium production to pre-COVID-19 levels is highly uncertain at this time.

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

Equity Financings

On January 5, 2017, we filed a Form S-3 shelf registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), as amended on March 6, 2017, which was declared effective on March 10, 2017 (the “2017 Shelf”), providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million.

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

On April 9, 2019, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (as the “Lead Manager”) and the co-managers set forth on the signature page of the Offering Agreement (each, a “Co-Manager” and, collectively, with the Lead Manager, the “Managers”); under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $37.9 million through the Managers (collectively, the “ATM”). In connection with the ATM, on April 9, 2019, we filed a prospectus supplement to the 2017 Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $37.9 million through one or more at-the-market offerings pursuant to the ATM. At April 30, 2020 no public offer or sale of the Company’s shares has been completed under the ATM.

As at January 31, 2020, all $106.3 million under the 2017 Shelf was utilized through the registration of our shares of common stock and shares of common stock underlying outstanding common share purchase warrants from previous registered offerings as well as our shares of common stock to be sold under the ATM.

On February 21, 2020, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on March 3, 2020 (the “2020 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million. As a result of the 2020 Shelf our 2017 Shelf was then deemed terminated and, as consequence, our then ATM terminated unless renewed under the 2020 Shelf.

On March 19, 2020, we entered into an Amending Agreement to the Offering Agreement with the Managers under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $30 million through the Managers under its ATM through the 2020 Shelf. At April 30, 2020 no public offer or sale of the Company’s shares has been completed under the ATM.

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

The Third Credit Amended and Restated Agreement superseded, in their entirety, our Second Amended and Restated Credit Agreement dated and effective February 9, 2016, our Amended and Restated Credit Agreement dated and effective March 13, 2014 and our Credit Agreement dated and effective July 30, 2013 with our Lenders.

During the three months ended April 30, 2020, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,743,462 shares to our Lenders, with a fair value of $1,400,000, representing 7% of the $20,000,000 principal balance outstanding at October 31, 2019 as payment of anniversary fees to our Lenders.

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the nine months ended April 30, 2020 and Note 10: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2019.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2020 and 2019 was $10,332,656 and $9,626,039, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the nine months ended April 30, 2020, net cash provided by financing activities totaled $28,756 from a CEBA Loan for COVID-19. During the nine months ended April 30, 2019 net cash provided by financing activities totaled $23,843,995. On October 3, 2018, we completed our October 2018 offering of 12,613,049 units at a price of $1.60 per unit and received net proceeds of $18,969,211. In addition, we received net proceeds of $4,822,357 from the exercise of share purchase warrants and $72,363 from the exercise of stock options.

Investing Activities

During the nine months ended April 30, 2020, net cash provided by the investing activities totaled $11,670,630, primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by cash used for the investment in mineral rights and properties of $80,000 and cash used for the purchase of property, plant and equipment of $83,841. During the nine months ended April 30, 2019, net cash used in investing activities totaled $15,028,437, primarily for the purchase of term deposits of $29,858,126, investment in mineral rights and properties of $105,000 and purchase of property, plant and equipment of $77,809, offset by cash received from the redemption of term deposits totaling $15,000,000.

Stock Options and Warrants

At April 30, 2020 we had stock options outstanding representing 10,393,500 shares at a weighted-average exercise price of $1.22 per share and share purchase warrants outstanding representing 7,721,981 shares at a weighted-average exercise price of $2.03 per share. At April 30, 2020 outstanding stock options and warrants represented a total 18,115,481 shares issuable for gross proceeds of approximately $28.4 million should these stock options and warrants be exercised in full on a cash basis. At April 30, 2020 outstanding in-the-money stock options represented a total of 2,694,008 shares exercisable for gross proceeds of approximately $2.6 million should these in-the-money stock options be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and nine months ended April 30, 2020 and 2019, we incurred $36,849 and $39,365 (nine months ended April 30, 2020 and 2019: $105,339 and $117,086), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At April 30, 2020 the amount owing to Blender was $16,175 (July 31, 2019: $68,680).

Material Commitments

Long-Term Debt Obligations

At April 30, 2020 we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K for Fiscal 2019.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2019.

Subsequent Event

On May 5, 2020, we received a PPP Loan of $277,250 as a part of CARES enacted by the U.S. Congress in response to the COVID-19 pandemic.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2019.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting and disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1933, as amended (the “Exchange Act”) and, as of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were ineffective.

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

During the quarter ended October 31, 2019, in response to the material weakness relating to ITGC, we reassigned and restricted certain access rights of a senior financial person to our accounting system for sufficient segregation of duties. As a result the material weakness relating to ITGC has been remediated as of October 31, 2019. In addition, we have redesigned the control procedures surrounding non-routine transactions. However, the Company’s management will not consider the material weakness surrounding non-routine transactions remediated until the remedial control procedures operate for a period of time and the control procedures are tested to ensure they are operating effectively.

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

Changes in Internal Controls

Except for the remediation procedures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file certain proceedings in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.

Item 1A.     Risk Factors

In addition to the information contained in our Annual Report on Form 10-K for Fiscal 2019, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for Fiscal 2019.

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

As more fully described under Item 1, Business in our Annual Report on Form 10-K for Fiscal 2019, we were incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004 we have been predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States and Paraguay. In November 2010 we commenced uranium extraction for the first time at the Palangana Mine utilizing ISR and processed those materials at the Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of the Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance since inception of $272.4 million at April 30, 2020. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2020, Fiscal 2016 to Fiscal 2019, Fiscal 2014 or for any periods prior to Fiscal 2012, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At April 30, 2020, we had a working capital of $7.2 million including cash and cash equivalents of $7.4 million. In response to the significant financial market uncertainty as a result of the COVID-19 pandemic, we implemented corporate-wide cost-cutting and cash saving measures including the deferral of capital expenditures to reduce cash outlays. Subsequent to April 30, 2020, we received a PPP Loan of $277,250 under the PPP Program as part of CARES enacted by the U.S. Congress in response to the COVID-19 pandemic. By further curtailing expenditures on discretionary and non-core activities, and by paying certain management, employees, consultant and service provider fees by way of the issuance of shares of the Company in lieu of cash, our existing cash resources and cash generated from the sale of the Company’s liquid assets are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  As we do not expect to achieve and maintain profitability in the near term our continuation as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since our inception, including those from asset divestitures.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue. In November 2010 we commenced uranium extraction at the Palangana Mine, which has been our sole source of U3O8 sold to generate the revenues during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2020, Fiscal 2016 to Fiscal 2019, Fiscal 2014 or for any periods prior to Fiscal 2012.

During the three and nine months ended April 30, 2020 we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Companies in the Production Stage as defined by the SEC under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mill and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, Palangana Mine, Reno Creek Project and Alto Paraná Project and have recorded a liability of $3.7 million on our balance sheet at April 30, 2020, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015 we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $3.9 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

Major nuclear and global market incidents may have adverse effects on the nuclear and uranium industries.

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

In March 2020 the COVID-19 pandemic has resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. The timing for the return of global uranium production to pre-COVID-19 levels is highly uncertain as of the date of this Quarterly Report. Recent and significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan, and Namibia. It is unknown at this time exactly how long the shutdowns will last or how much uranium production will ultimately be removed from the market as a result of these shutdowns. It is the Company’s belief that the recent shutdowns are only going to further tighten the market. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment shutdowns.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Parana projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While the Company remains fully committed to its development path forward in Paraguay, it caused its legal counsel to file certain proceedings in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

On September 28, 2007 our common stock commenced trading on the NYSE American (formerly known as the American Stock Exchange, the NYSE Amex Equities Exchange and the NYSE MKT) and prior to that, traded on the OTC Bulletin Board.

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

Historically we have relied on equity financing and, more recently, on debt financing, as primary sources of financing. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 750,000,000 shares of common stock of which 184,050,113 shares were issued and outstanding as of April 30, 2020. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

We filed our 2017 Shelf, which was declared effective on March 10, 2017, providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

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

On February 21, 2020, we filed the 2020 Shelf which was declared effective by the SEC on March 3, 2020 and, as a result, our 2017 Shelf was then deemed terminated and, as consequence, our then ATM terminated unless renewed under the 2020 Shelf. The 2020 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million.

On March 19, 2020, we entered into an Amending Agreement to the Offering Agreement with the Managers under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $30 million through the Managers under its ATM through the 2020 Shelf. At April 30, 2020 no public offer or sale of the Company’s shares has been completed under the ATM.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended April 30, 2020, there were no securities issued that were not registered under the Securities Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2020 the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

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
President, Chief Executive Officer (Principal Executive Officer) and Director Date: June 8, 2020

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer) Date: June 8, 2020