Form 10-K
period 2020-07-31
URANIUM ENERGY CORP
filed 2020-10-29
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer	☒ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.83 on January 31, 2020) was approximately $152,449,266.

The registrant had 197,376,792 shares of common stock outstanding as of October 27, 2020.

__________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K Annual Report and any documents incorporated herein by reference (collectively, the “Annual Report”) include statements and information about our strategy, objectives, plans and expectations for the future that are not statements or information of historical fact. These statements and information are considered to be forward-looking statements, or forward-looking information, within the meaning of and under the protection provided by the safe harbor provisions for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995 and similar Canadian securities laws.

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

●	our overall strategy, objectives, plans and expectations for the fiscal year ending July 31, 2021 (“Fiscal 2021”) and beyond;
●	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for U3O8;
●	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
●	our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including the Palangana Mine;
●	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including the Palangana Mine;
●	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
●	our ability to obtain adequate additional financing including access to the equity and credit markets;
●	our ability to remain in compliance with the terms of our indebtedness; and
●	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

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

Forward-looking statements are subject to known and unknown risks and uncertainties. As discussed in more detail under Item 1A. Risk Factors herein, we have identified a number of material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report, including but not limited to the following:

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

REFERENCES

As used in this Annual Report: (i) the terms “we”, “us”, “our”, “Uranium Energy” and the “Company” mean Uranium Energy Corp., including its wholly-owned subsidiaries and a controlled partnership; (ii) “SEC” refers to the United States Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

_________

PART I

Item 1. Business

Corporate Organization

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name Carlin Gold Inc. During 2004 we changed our business operations and focus from precious metals exploration to uranium exploration in the United States. On January 24, 2005, we completed a reverse stock split of our common stock on the basis of one share for each two outstanding shares and amended our Articles of Incorporation to change our name to Uranium Energy Corp. Effective February 28, 2006, we completed a forward stock split of our common stock on the basis of 1.5 shares for each outstanding share and amended our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 750,000,000 shares of common stock with a par value of $0.001 per share. In June 2007 we changed our fiscal year end from December 31 to July 31 (in each instance our “Fiscal” year now).

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. On December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. (“STMV”), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. On May 24, 2011, we acquired a 100% interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. On September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. On March 30, 2012, we acquired a 100% interest in Cue Resources Ltd. (“Cue”), a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. On March 4, 2016, we acquired a 100% interest in JDL Resources Inc., a private company incorporated in Cayman Islands. On July 7, 2017, we acquired a 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in Cayman Islands. On August 9, 2017, we acquired a 100% interest in AUC Holdings (US), Inc. On January 31, 2018, we incorporated a wholly-owned subsidiary under the laws of the Province of Saskatchewan, Canada, UEC Resources (SK) Corp.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas, 78401, and at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3.

General Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from the Palangana Mine in November 2010 to July 31, 2020, the Hobson Processing Facility has processed 580,100 pounds of U3O8. At July 31, 2020, we had no uranium supply or “off-take” agreements in place.

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

As at July 31, 2020, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

During the year ended July 31, 2020 (“Fiscal 2020”), we continued to operate the Palangana Mine at a reduced pace since implementing our strategic plan in September 2013, to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.

During Fiscal 2020, we made significant advancements in various aspects of our operations, including:

●

completing a drilling campaign to prepare for the development of the first production area where we drilled 57 exploration/delineation holes and completed 76 monitor wells totaling 54,724 feet at our Burke Hollow Project. We enlarged our first production area with the discovery of additional mineralization in new and existing trends;

●	completing a drilling campaign to prepare for a Preliminary Economic Assessment (“PEA”) where we drilled 49 holes at our Alto Parana Project;

●

maintaining our strategic focus of acquiring and developing U.S. ISR projects that are environmentally friendly and are a lower cost alternative to conventional mining and controlling the largest U.S. resource base of fully permitted ISR projects in Texas and Wyoming. We are ideally positioned to supply potential U.S. government purchases for a national uranium reserve as well as longer-term utility demand;

●

maintaining a perfect safety record with no lost-time accidents and no reportable medical aids during the year. In response to the COVID-19 pandemic, we arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely. Maintenance protocols at our Hobson Processing Facility and at our Palangana Mine remained unchanged. Our Hobson Processing Facility and Palangana Mine remain on standby for future extraction. We postponed plans to resume drilling at our Burke Hollow Project; and

●	the Company’s shares remain listed on the Russell 3000 and related growth and value indexes.

Uranium Industry Background

The need for reliable, non-intermittent, pollution free electricity continues to rise as the world’s population grows to new record levels. The world’s population of 7.8 billion in 2020 is projected to increase over 1% per year to near 8.5 billion by 2030. The related need for more electricity and efforts to reach associated global climate change goals are important drivers for the projected long-term increase in nuclear power’s carbon-free electricity and uranium demand. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned, is testimony to the confidence in nuclear power to provide safe, economical and carbon free electricity as part of an overall energy supply mix.

The International Energy Agency (“IEA”) reported “global electricity demand grew 0.9 percent in 2019”. The World Nuclear Association (“WNA”) reported “Nuclear generation reached a near-record high in 2019, with output reaching 2657 TWh, enough to meet more than 10% of the world’s electricity demand”. Also in 2019, while nine reactors were retired around the globe, six new reactors were connected to the grid and construction began on five new units. In total, the IEA noted nuclear power grew 3.5% last year, eclipsing the growth seen in 2018. As of September 2020, WNA data showed a total of 442 nuclear reactors operable, 53 new reactors under construction, 106 reactors planned or on order and another 329 proposed.

In the 2020 Nuclear Technology Review, the IEA reported; “Thirty countries currently use nuclear power and 28 are considering, planning or actively working to include it in their energy mix”. Most of the growth is coming from countries like China and Russia, although there is also notable growth in other countries, including India and the United Arab Emirates, as well as new prospective entries like Saudi Arabia. Some of these countries have embarked on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long-term contracting with western suppliers and taking controlling interests in individual mines. In addition, Russia, China and South Korea are aggressively pursuing programs to sell their reactors around the globe. In many cases the sales agreements contain turnkey provisions, including uranium supply as a component of the reactor package that will require far more uranium than they currently produce. As such, they will need to carve out large supply sources in the coming years.

While global generation from nuclear power has eclipsed pre-Fukushima levels, Japan restarts have been slower than expected. To date, a total of 27 reactors have applied for restart and include the nine reactors that have restarted. More restarts are expected as Japan completes additional safety programs and ramps back up towards a policy goal of 20-22 percent of their total electrical generation from nuclear power by 2030.

The WNA’s most recent Fuel Report noted “Rapid growth in uranium demand will lead to a need for additional mined uranium in the period to 2040 in all scenarios”. The reference scenario in the report “shows a 26% increase in uranium demand over 2020-30”. World base case uranium demand is forecasted to be about 182 million pounds U3O8 in 2020, exceeding the 122 million pounds of projected production by about 60 million pounds (source: UxC 2020 Q3 UMO). About 19 million pounds of that gap is attributable to the shutdowns of several uranium mines in response to the COVID-19 virus. While some producers have announced plans to restart, the COVID shutdowns have nonetheless accelerated inventory drawdowns and the lost production will not be made up. Producers that shut down production in response to the virus have been purchasing uranium quantities for delivery commitments and have placed additional upside pressure on uranium prices. In 2021, the gap between production and utility requirements is expected to be about 44 million pounds. The gap includes the 18 million pounds per year impact from the indefinite shutdown of the worlds’ largest uranium mine in Canada as well as other producer shutdowns and production cuts.

While the difference between primary production and reactor demand is currently being filled with secondary market supplies, this is not a sustainable long-term supply source. Recent forecasts expect secondary sources to drop more than 40%, from 64 million pounds U3O8 in 2020 to about 36 million pounds by 2024. While there are different estimates on timing, it is clear that secondary supply (that includes inventory drawdown) will be insufficient to fill a projected supply-demand gap, and new production will be required. As this transition evolves, the market will become more production cost driven as opposed to inventory driven.

The United States has the world’s largest nuclear fleet and produces about 30% of the globe’s nuclear generation. The U.S. led global nuclear generation with approximately 809,400 GWh in 2019, a new record high and at an average capacity factor of 93.4 percent - the highest capacity factor on record (TradeTech June 2020 Nuclear Review). In 2019 electricity production from the fleet accounted for about 20% of the country’s total electrical generation and about 55% of the nation’s clean air energy. As of September 2020, the operating U.S. reactor fleet stands at 95 reactors, with two new commercial reactors under construction (Vogtle 3 and 4 in Georgia). While some U.S. reactors have been shut down prematurely, the overall generating capacity remains strong as a result of plant reactor upgrade programs and license extensions. In terms of uranium demand, the U.S. nuclear fleet is the world’s largest uranium consumer and has averaged about 47 million pounds of uranium a year over the past decade.

The U.S. uranium mining industry was formerly the world’s largest producer but is now producing virtually none of U.S. reactor requirements. The United States has become almost entirely dependent on foreign supply, with more than 40% of requirements being imported from State Owned Organizations (“SOE”) in Russia and other former Soviet Union countries. However, actions taken by the U.S. federal government over the past couple of years have culminated in a foundation for the industry to recover. Most notably, the President established the U.S. Nuclear Fuel Working Group (“NFWG”) comprised of various government agencies “to develop recommendations for reviving and expanding domestic nuclear fuel production”.

This year, the NFWG recommendations were released in a report entitled “Restoring America’s Competitive Nuclear Energy Advantage”. The report broadly advocates for increased American leadership in nuclear energy, both at home and abroad, with a focus on U.S. national security objectives that includes lessening dependence on SOE supply. Uranium mining is the starting point in the strategy with a program to purchase 17 to 19 million pounds of U.S. uranium for a strategic Uranium Reserve (“UR”). The administration’s budget outlined a $150 million expenditure for fiscal 2021 as part of a 10-year $1.5 billion UR program. The Department of Energy is currently developing this program and various Congressional avenues are being pursued for appropriations, including recently introduced bipartisan legislation entitled the “American Nuclear Infrastructure Act of 2020”. A companion bill has also been introduced in the House to establish the UR; the “Nuclear Prosperity and Security Act”.

Also consistent with the U.S. Administration’s NFWG report recommendations, in early October of 2020, the United States Department of Commerce (“DOC”) finalized an agreement with the Russian State Atomic Energy Corp., (“Rosatom”), extending the previously renegotiated Russian Suspension Agreement (“RSA”) through 2040.  The previous RSA limited Russian low enriched uranium imports to 20% of U.S. requirements and was set to expire at the end of 2020. However, the DOC asserted in a preliminary determination that the conditions of Russian dumping would likely continue in absence of restrictions.  This determination, and pressure from the U.S. Congress and the U.S. Administration, provided impetus for a negotiated settlement. The amended RSA considers the components of nuclear fuel in low enriched uranium with various limits depending on the specific component.  The amount of enrichment services varies but are set to average about 17% of U.S. requirements through 2040 and are capped at 15% after 2027.  The DOC noted that the natural uranium and conversion components “will be equivalent to approximately 7% of U.S. enrichment demand, and no higher than 5% starting in 2026”. This amounts to a reduction in Russian natural uranium imports of up to 75% from prior limits.  For context, with U.S. consumption at about 47 million pounds U3O8 annually, the extended RSA reduces the annual natural uranium component limit from about 9.4 million pounds of Russian U3O8 to about 2.4 million pounds.

The global uranium market has suffered a long downturn after peaking in 2007 at $138 per pound U3O8 that was followed by a rebound and then a subsequent drop of about 75% from early 2011 into the 2016 low at $17.75 per pound. However, the spot market is up over 75% as at September 2020 since the 2016 low. Global fundamentals are in process of rebalancing the uranium market and driving an improvement in the price of uranium. As outlined above, increased levels of production cuts from major producers, plus significant purchasing by producers to fill long-term supply contracts as well as fund buying, are all contributing to the upward movement in uranium prices.

Ultimately, the forces of supply and demand will dictate the uranium market’s future direction. While the global market has clearly improved since the 2016 low, we still expect several major drivers to further bolster prices. Higher priced contracts that have supported high production costs are continuing to roll out of producer and utility supply portfolios. These higher priced contracts are not replaceable with current market prices below production costs for the vast majority of western producers. This will likely continue the trend of production cuts and deferrals until prices rise sufficiently to sustain long-term mining operations. In addition, some projects are in their final stages of production as their resources become depleted. Over the next year, two projects that currently represent about 6.5 million pounds of annual production will be permanently shut down. SOE supply is also likely to be reduced in the U.S. market with government’s intent to close the national security risk that overdependence presents. On the demand side of the equation, further upside market pressure also appears likely to evolve as utilities return to a longer-term contracting cycle to replace expiring contracts. For the U.S. producer, contracts to supply the UR will be at levels that are more reflective of production costs to sustain operations and should provide a needed boost to their balance sheets.

As these and other market forces unfold, the inventory and SOE supply should become less important drivers, paving the way for a more production cost driven market. Lead times for new production typically range from seven to 10 years or longer. The market appears to be within the time frames required for investment to bring new supply online to meet those lead times. However, prices are not yet at levels that incentivize future production, increasing the probability of the potential for less supply than the market is currently pricing in. All things considered, we believe the supply and demand fundamentals should continue to exert upward pressure on uranium prices.

Titanium (TiO2) Industry Updates

During Fiscal 2020, the market fundamentals for titanium dioxide remained positive.  There is no economical substitute or environmentally safe alternative to titanium dioxide.  Titanium dioxide is used in many "quality of life" products for which demand historically has been linked to global gross domestic product (“GDP), ongoing urbanization trends and discretionary spending.  90% of all the mined titanium feedstocks are used to manufacture pure titanium dioxides – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics.  The remaining 10% of supply is used in the production of titanium metal and steel fabrication.

Demand for titanium feedstocks, such as ilmenite, is closely tied to titanium dioxide pigment demand.  The global titanium pigment demand fundamentals are underpinned by urbanization and rising living standards and as such the long-term demand fundamentals remain robust.  Through the first half of 2020, most producers reported ilmenite price increases, although it is expected to become subdued during the second half of 2020 due to COVID-19 pandemic downstream demand impact.

The supply side of titanium feedstock remains under pressure due to  recent mine closures and grade decline from existing operations as they reach maturity and, as a result, we believe that a supply deficit is inevitable in the absence of new supply.  Furthermore, and apart from the supply constraints, the nature of feedstock supply is also changing. China, the world's largest feedstock market, is increasingly more reliant on higher quality feedstocks.  Chinese domestic ilmenite is mainly unsuitable for processing under the stricter environmental regulations and, as such, the long-term global shift towards chloride pigment production will continue to drive overall high-quality feedstock demand and price.

In our view, what appear to be longer-term supply and demand fundamentals and, more specifically, the long-term global shift towards higher grade feedstocks, may have potential to keep upward pressure on high-quality feedstock prices.

In-Situ Recovery (ISR) Mining

We utilize or plan on utilizing in-situ recovery or ISR uranium mining for our South Texas projects, including our Palangana Mine, as well as our Reno Creek Project in Wyoming, and will continue to utilize ISR mining whenever such alternative is available to conventional mining.  When compared to conventional mining, ISR mining requires lower capital expenditures and has a reduced impact on the environment, as well as a shorter lead time to uranium recovery.

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

Hobson Processing Facility

Our Hobson Processing Facility is located in Karnes County, Texas, about 100 miles northwest of Corpus Christi.  It was originally licensed and constructed in 1978, serving as the hub for several satellite mining projects until 1996, and completely refurbished in 2008. On December 18, 2009, we acquired the Hobson Processing Facility as part of our acquisition of STMV.

With a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually, and licensed to process up to one million pounds of U3O8 annually, our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our “hub-and-spoke” strategy in the State of Texas, specifically in the South Texas Uranium Belt, where we utilize ISR mining.

Palangana Mine

We hold various mining lease and surface use agreements generally having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at our Palangana Mine, a 6,987-acre property located in Duval County, Texas, approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sales price of uranium.

On December 18, 2009, we acquired the Palangana Mine as part of our acquisition of STMV. In November 2010, the Palangana Mine commenced uranium extraction utilizing ISR mining and in January 2011 the Hobson Processing Facility began processing resins received from the Palangana Mine.

Material Relationships Including Long-Term Delivery Contracts

At July 31, 2020, we had no uranium supply or “off-take” agreements in place.

Given that there are up to approximately 60 different companies as potential buyers in the uranium market, we are not substantially dependent upon any single customer to purchase uranium extracted by us.

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

Mineral Rights

In Texas our mineral rights are held exclusively through private leases from the owners of the land/mineral/surface rights with varying terms. In general, these leases provide for uranium and certain other specified mineral rights only including surface access rights for an initial term of five years and renewal for a second five-year term. We have amended the majority of the leases to extend the time period for an additional five years past the original five-year renewal periods. Our Burke Hollow and some of our Goliad leases have a fixed royalty amount based on net proceeds from sales of uranium, and our other projects have production royalties calculated on a sliding-scale basis tied to the gross sales price of uranium. Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds.

In Arizona, Colorado, New Mexico and Wyoming our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $165 per claim due yearly on September 1. Our state mineral leases are registered with their respective states. These leases provide for all mineral rights, including surface access rights, subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $3 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term, and some of which have an initial term of 20 years.

Under the mining laws of Saskatchewan, Canada, title to mineral rights for our Diabase Project is held through The Crown Minerals Act of the Province of Saskatchewan. In addition, The Mineral Resources Act, 1985 and The Mineral Tenure Registry Regulations affect the rights and administration of mineral tenure in Saskatchewan. Our Diabase Project lands are currently claimed as “Crown dispositions” or “mineral dispositions”. Subject to section 19 of The Crown Minerals Act, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands. Claims are renewed annually and the claim holder is required to satisfy work expenditure requirements. Expenditure requirements are $nil for the first year, $15 per hectare for the second year to the tenth year of assessment work periods and $25 per hectare for the eleventh year and subsequent assessment work periods. For registering exploration expenditures, mineral dispositions may be grouped at the time of submission if the total mineral disposition area is not greater than 18,000 hectares. The holder may also submit a cash payment or cash deposit in lieu of a work assessment submission for not more than three consecutive work periods. A claim may be converted to a mineral lease upon application and payment of a registration fee.

Under the mining laws of the Republic of Paraguay, title to mineral rights for our Yuty Project is held through a “Mineral Concession Contract” approved by the National Congress and signed between the Government of the Republic of Paraguay and the Company, and titles to mineral rights for our Oviedo Project and our Alto Paraná Titanium Project are held through “Exploration Mining Permits” granted by the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay. These mineral rights provide for the exploration of metallic and non-metallic minerals and precious and semi-precious gems within the territory of Paraguay for up to a six-year period, and for the exploitation of minerals for a minimum period of 20 years from the beginning of the production phase, extendable for an additional ten years.

●	Burke Hollow Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at our Burke Hollow Project, a 19,335-acre property located in Bee County, Texas, subject to a fixed royalty amount based on the net proceeds from sales of uranium.

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

●	Reno Creek Project, Wyoming

We hold 18,763 gross mineral acres consisting of federal lode claims, private leases and state of Wyoming leases located in Campbell County, Wyoming.

●	Salvo Project, Texas

We hold various mining lease and surface use agreements having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at our Salvo Project, a 1,340-acre property located in Bee County, Texas, subject to certain royalty interests indexed to the sale price of uranium.

●	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases in our Anderson Project, an 8,268-acre property located in Yavapai County, Arizona.

●	Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in our Workman Creek Project, a 4,036-acre property located in Gila County, Arizona, subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $100,000 for 2018 and thereafter.

●	Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in our Los Cuatros Project, a 640-acre property located in Maricopa County, Arizona.

●	Slick Rock Project, Colorado

We hold an undivided 100% interest in contiguous mineral lode claims in our Slick Rock Project, a 5,333-acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 which began in November 2017.

●	Diabase Project, Canada

We hold an undivided 100% interest in 10 mineral claims in our Diabase Project, a 54,236-acre property located in the Athabasca region of Saskatchewan, Canada.

●	Yuty Project, Paraguay

Our Yuty Project is a 289,680-acre property held under one exploitation concession located in Paraguay, which is subject to an overriding royalty payable of $0.21 per pound of uranium produced from the property.

●	Oviedo Project, Paraguay

Our Oviedo Project is a 223,749-acre property under one exploration mining permit located in Paraguay. The Oviedo Project is subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $166,667 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

●	Alto Paraná Titanium Project, Paraguay

Our Alto Paraná Titanium Project is a 174,200-acre property held under five exploration mining permits located in Paraguay. The Alto Paraná Titanium Project is subject to 1.5% net smelter returns royalty. We have the right, exercisable at any time for a period of six years following the acquisition of the project, to acquire 0.5% of the royalty at a purchase price of $500,000.

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

A Mine Area Permit (“MAP”) application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2020, we held MAPs for our Palangana Mine, Goliad Project and Burke Hollow Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2020, we held RMLs for our Palangana Mine, Burke Hollow Project, Goliad Project and Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the MAP boundary. These are typically 30 to 100-acre units that have been delineated and contain producible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. At July 31, 2020, we held four PAA permits for our Palangana Mine and one for our Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. At July 31, 2020, we held two Class I disposal well permits for each of our Hobson Processing Facility, our Palangana Satellite Facility, our Burke Hollow Project and our Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an aquifer exemption upon the state’s request.  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an aquifer exemption to the EPA.  The aquifer exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  At July 31, 2020, we held an aquifer exemption for our Palangana Mine, our Goliad Project and our Burke Hollow Project.

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

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources. In Texas the TCEQ issues an exemption for those processes that meet the criteria for low to zero emission by issuing a Permit by Rule. Presently our Palangana Mine, our Hobson Processing Facility and our Goliad Project all have Permits by Rule covering air emissions.

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

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers, for our three most recently completed fiscal years.

Employees

Amir Adnani is our President and Chief Executive Officer and, effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2020, we had 45 persons employed on a full-time basis and three individuals providing services on a contractual basis.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and an accumulated deficit to date. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described under Item 1. Business herein, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and Paraguay. In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing, of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $276.8 million at July 31, 2020. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during any other fiscal years, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At July 31, 2020, we had working capital of $4.6 million including cash and cash equivalents of $5.1 million. Subsequent to July 31, 2020, we completed a public offering (the “September 2020 Offering”) of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15 million, which substantially increased our cash and cash equivalent and improved our working capital position. As a consequence, our existing cash resources and cash received from the September 2020 Offering are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Annual Report. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects located within the South Texas Uranium Belt, our Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to acquire additional mineral projects and continue with our exploration and pre-extraction activities on our existing projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional mineral projects and continuing with our exploration and pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing we would not be able to fund our operations or continue with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our projects.

If we are unable to service our indebtedness, we may be faced with accelerated repayments or lose the assets securing our indebtedness. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to pursue our business strategies.

During Fiscal 2019, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with our lenders (the “Lenders”) under which we had previously drawn down the maximum of $20 million in principal under our credit facility (the “Credit Facility”). The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results. Furthermore, our Credit Facility includes restrictive covenants that, among other things, limit our ability to sell our assets or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these restrictive covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets.

Our uranium extraction and sales history is limited, with our uranium extraction to date originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of generating revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of U3O8 generated during other fiscal years.

During Fiscal 2020, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson Processing Facility, our Palangana Mine, our Reno Creek Project and our Alto Paraná Project, and have recorded a liability of $3.7 million on our balance sheet at July 31, 2020, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

From time to time we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example: (i) there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; (ii) a material ore body may prove to be below expectations; (iii) we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and (v) the acquired business or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electrical generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the operations and prospects of our Company. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electrical generation.

In March 2020 the COVID-19 pandemic has resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. The timing for the return of global uranium production to pre-COVID-19 levels is highly uncertain as of the date of this Annual Report. Recent and significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan, and Namibia. It is unknown at this time exactly how long the shutdowns will last or how much uranium production will ultimately be removed from the market as a result of these shutdowns. It is the Company’s belief that the recent shutdowns are only going to further tighten the market. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment shutdowns.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. The Company has had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty Project and Alto Paraná Project are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

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

The majority of our directors and officers are involved in other business ventures including similar capacities with other private or publicly-traded companies. Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time. Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us. Our Code of Business Conduct and Ethics provides for guidance on conflicts of interest.

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

We are authorized to issue 750,000,000 shares of common stock of which 184,635,870 shares were issued and outstanding as of July 31, 2020. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

General

At July 31, 2020, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material extracted from our Palangana Mine.

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

As set forth and required by NI 43-101, each Technical Report may contain certain disclosure relating to mineral resource estimates and/or an exploration target for a subject mineral project. Such mineral resources, if any, have and will have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Inferred mineral resources and exploration targets, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not and will not report them in this Annual Report or otherwise in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These amounts have great uncertainty as to their existence and to their economic and legal feasibility. In particular, it should be noted that mineral resources, which are not mineral reserves, do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in a Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported inferred mineral resources referred to in a Technical Report are economically or legally mineable. Exploration targets have a greater amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that exploration targets do not have demonstrated economic viability. It cannot be assumed that all or any part of the exploration target discussed in a Technical Report will ever be upgraded to a higher category, or if additional exploration will result in discovery of an economic mineral resource on the property.

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects, including our Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our mineral projects for which we plan on utilizing ISR mining, such as the Palangana Mine.

Texas Processing Facility and Projects

The following map shows the location of our Hobson Processing Facility and main projects in Texas:

Hobson Processing Facility

Property Description and Location

The Hobson Processing Facility is a fully-licensed and permitted in-situ recovery or ISR uranium processing plant designed to process uranium-loaded resins from satellite ISR mining facilities to the final product, U3O8 or yellowcake. The Hobson Processing Facility was originally constructed in 1978 and served as a central processing site for several satellite ISR mining projects until 1996. It was completely refurbished in 2008 and, on December 18, 2009, we acquired the Hobson Processing Facility through the acquisition of STMV.

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

The Hobson Processing Facility has a physical capacity to process two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, which provides for the capacity to process uranium-loaded resins from a number of satellite ISR mining facilities in South Texas. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as our central uranium processing site (the “hub”) for our Palangana Mine and for future satellite ISR mines, including our Burke Hollow and Goliad Projects (the “spokes”), located within the South Texas Uranium Belt.

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

Palangana Mine, Duval County, Texas

Property Description and Location

The Palangana Mine is located in Texas near the center of the extensive South Texas Uranium Belt. The Palangana Mine consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions), as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the project. The Palangana Mine is situated in Duval County, Texas, and is located approximately 25 miles west of the town of Alice, six miles north of the town of Benavides, 15 miles southeast of the town of Freer and 12 miles southwest of the town of San Diego, as shown in the map below:

Mineral Titles

At July 31, 2020, there were nine leases covering 6,987 acres at the Palangana Mine. PAA-1 is on the de Hoyos leases while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch Management, LLC lease. Bordering the east side of the Palangana Ranch Management, LLC lease is the White Bell Ranch lease, comprised of 1,006 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth property comprised of 1,278 acres which borders the east side of the De Hoyos property and contains the NE Garcia and SW Garcia trends.

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

History prior to acquisition by our Company

Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome’s gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”). CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI’s exploration work are unavailable, however, both CSI and the U.S. Atomic Energy Commission estimated underground mineable uranium mineralization. The only known details of the estimation method include a 0.15% eU3O8 cut-off grade, a minimum mining thickness of three feet, and widely spaced drilling on a nominal 200-foot exploration grid. Union Carbide acquired the Palangana property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas and Union Carbide dropped the property. Union Carbide reacquired Palangana in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, Union Carbide drilled over 1,000 exploration and development holes and installed over 3,000 injection-extraction holes in a 31-acre lease block.

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

The table below summarizes the historical drilling results at the Palangana Mine prior to its acquisition by our Company on December 18, 2009.

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

Update to July 31, 2020

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2020, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

●

PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, no additional infill drilling took place;

●

PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, no additional infill drilling took place;

●

PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, no additional infill drilling took place;

●

PAA-4 permitting was completed and approved in November 2014, including the approval of the aquifer exemption in March 2015. The Mine Area Permit boundary was expanded to 8,722 acres from 6,200 acres to include PAA-4. Wellfield design is being finalized in preparation for installment of the first module inside PAA-4. During Fiscal 2015 we drilled five holes for a total of 214 holes for mineral trend exploration, delineation and monitor wells. All monitor wells were sampled for baseline parameters and a pumping test has been completed; and

●

PAA-5 and PAA-6 mine area expansion application was approved in November 2014. We drilled a total of 46 holes at PAA-5 and PAA-6 for mineral trend exploration and delineation and a monitor well. During Fiscal 2020, Fiscal 2019, Fiscal 2018, no additional drilling took place.

During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no material amount of U3O8 was processed at the Hobson Processing Facility.

In September 2013 we implemented a strategic plan to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2015 compared to prior years, and there have been no material amount of uranium extracted from the Palangana Mine from Fiscal 2017 to Fiscal 2020.

During Fiscal 2015 the Hobson Processing Facility processed finished goods representing 18,000 pounds of U3O8 (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds; and Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine.  Based on our estimate of mineralized materials in PAA 1, 2 and 3, over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2020 was 44% (July 31, 2015: 44%; July 31, 2014: 43%; July 31, 2013: 40%; and July 31, 2012: 31%).

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of our acquisition of STMV, to July 31, 2020:

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

Burke Hollow Project, Bee County, Texas

Property Description and Location

Our Burke Hollow Project is comprised of two leases covering 19,335 acres located in Texas along the eastern, down-dip side end of the South Texas Uranium Belt. These leases allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77 and is located northeast of US 181 which links with US 59 in Beeville.

Virtually all mining in Texas is on private lands with leases negotiated between mining companies and each individual land/mineral owner. The Burke Hollow Project consists of two leases, one lease dated February 21, 2012, comprised of 17,510 acres, with Thomson-Barrow Corporation as mineral owner and Burke Hollow Corporation as surface owner, and the other dated December 15, 2012, comprised of 1,825 acres, with a separate owner. The leases are paid-up leases for a primary term of five years and allow for an extension term of an additional five years and so long thereafter as uranium or other leased substances are being produced. The leases have various stipulated fees for land surface alterations, such as per well or exploration hole fees (damages). The primary lease stipulation is the royalty payments as a percentage of production. Because the leases are negotiated with private land and mineral owners and none of the property is located on government land, some details of the lease information and terms are considered confidential.

There are no known environmental liabilities associated with the Burke Hollow Project. We currently have an exploration permit for work in Bee County from the Texas Railroad Commission (“TRC”).

Prior to any mining activity at the Burke Hollow Project, we would be required to obtain a RML, a large area UIC Mine permit and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, would require a separate UIC Mine permit. These permits would be issued by Texas regulatory agencies.

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

Bee County has a climate characterized by long, hot summers and cool to warm winters. The moderate temperatures and precipitation result in excellent conditions for developing an ISR mine. The average annual precipitation is about 32 inches with the months from November to March normally the driest and May through October typically having more precipitation due partly to more intense tropical storms. From June through September the normal high temperatures are routinely above 90 degrees Fahrenheit, while the months from December through February are the coolest with average low temperatures below 50 degrees Fahrenheit. Periods of freezing temperatures are generally quite brief and infrequent. Tropical weather from the Gulf of Mexico can occur during the hurricane season and may affect the site area with heavy rain storms. The infrequent freezing weather and abnormally heavy rainfalls are the primary conditions that could cause temporary shutdowns at an operating ISR mine.

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

There are at least two northeast-southwest trending faults at the Burke Hollow Project that are likely related to the formation of the uranium mineralization. These faults are shown at a depth of approximately 3,500 feet below ground surface based on petroleum industry maps and extend upward into the Goliad Formation. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetic fault downthrown to the northwest, forming a graben structure. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit for reducing waters/gases migrating from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands.

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

Update to July 31, 2020

During Fiscal 2020, a total of 26 exploration holes and 21 cased monitor wells totaling 21,069 feet were drilled at the Burke Hollow Project to depths ranging from a minimum of 400 feet to a maximum 500 feet, with an average depth of 448 feet. Cumulative to July 31, 2020, a total of 729 exploration holes and 107 monitor wells totaling 386,034 feet have been drilled to depths ranging from a minimum of 160 feet to a maximum of 1,100 feet, with an average depth of 459 feet.

As of July 31, 2020, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. Additionally, a total of 72 cased monitor wells were installed in the area which will constitute PAA-1 at Burke Hollow. With respect to permitting, a pre-operational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014.  A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas.  Archeology, socioeconomic and ecology studies for the project were all completed by December 2013. Two Class I disposal well applications were submitted and final permits were issued by the TCEQ in July 2015. The final Mine Area Permit was issued by the TCEQ in December 2016 and an Aquifer Exemption was approved by the EPA in March 2017. The final RML was issued by TCEQ in February 2019.

An earlier Technical Report dated February 27, 2013 for the Burke Hollow Project was prepared in accordance with the provisions of NI 43-101 by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR. An Updated Technical Report, dated October 6, 2014, was prepared in accordance with the provisions of NI 43-101 by Andrew W. Kurrus III, P. G., with Clyde L. Yancey, P.G., serving as the Qualified Person under NI 41-101.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of nine leases covering 995-acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions), as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the Project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the Project area is 28° 52’ 7” N latitude, 97° 20’ 36” W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. A location map for the Goliad Project is shown below:

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

At July 31, 2017, we held nine leases ranging in size from 42-acres to 253-acres, for a total of 995-acres. The majority of the leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease. We have amended the majority of the leases to extend the time period for an additional five years past the five-year renewal period.

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

The climate in Goliad County is mild with hot summers and cool to warm winters. The moderate temperatures and precipitation result in excellent conditions for developing an ISR mine. Periods of freezing temperatures are generally very brief and infrequent. Tropical weather from the Gulf of Mexico can occur during the hurricane season and may affect the site area with heavy rainfall. The periodic freezing weather and abnormally heavy rainfall are the primary conditions that can cause temporary shutdowns. Otherwise there is not a regular non-operating season.

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

Exploration and Pre-extraction Work Undertaken

This description of previous exploration and pre-extraction work undertaken at the Goliad Project is based primarily on electric logs and maps produced by Moore Energy during the period 1983 to 1984. Moore Energy completed 479 borings on various leases. Eight widespread exploration borings were completed by Coastal Uranium in 1980. We obtained leases through an assignment from a private entity in 2006 and from individual mineral owners thereafter and began confirmation drilling in May 2006.

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

A Technical Report, dated March 7, 2008 for the Goliad Project, prepared in accordance with the provisions of NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR.

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

Local and Property Geology

The surface of the property is all within the outcrop area of the Goliad Formation (Figure 4-3). The mineralized units are sands and sandstone within the Goliad Formation and are designated by us as the A through D sands from younger (upper) to older (lower), respectively. The sand units are generally fine to medium grained sands with silt and varying amounts of secondary calcite. The sand units vary in color depending upon the degree of oxidation-reduction and could be from light brown-tan to greys. The sand units are generally separated from each other by silty clay or clayey silts that serve as confining units between the sand units.

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

Project Type

The Goliad Project is characteristic of other known Goliad sand/sandstone deposits in South Texas. The mineralization occurs within fluvial sands and silts as roll-front deposits that are typically a “C” or cutoff “C” shape. The roll-fronts are generally associated with an extended oxidation-reduction boundary or front.

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

Specific identification of the uranium minerals has not been determined at the Goliad Project. The very fine uranium minerals found coating quartz grains and within the interstices in most South Texas sand and sandstone roll-front deposits has generally been found to be dominantly uraninite. No uraninite has been identified on the Goliad Project and the presence of uraninite on other properties does not mean that such mineralization will be found on the Goliad Project. Detailed petrographic examination of disseminated uranium mineralization within sands/sandstones is generally not suitable for identification of the specific uranium minerals. Laboratory equipment such as x-ray diffraction units may be used to identify the minerals, however, the specific mineral species typically found in reduced sands are generally similar in South Texas ISR projects and leaching characteristics are also similar. Based on the experience of the ISR mines throughout south Texas, the use of gamma-ray logging with a calibrated logging probe has become the standard method to determine the thickness and estimated grade of uranium bearing minerals.

At the Goliad Project site the Goliad Formation is exposed at the surface and extends to depths exceeding 500 feet. Uranium mineralization occurs in four sand/sandstone units that are all below the saturated zone. The zones are designated A to D from the top to the bottom of the sequence. The sands are fluvial-deltaic in origin, and thicken and thin across the Project site. Each zone is hydrologically separated by 10 to 50 feet or more of clay or silty clay. The uranium deposits are tabular in nature and can range from about one foot to over 45 feet in thickness. The “C” shaped configuration is typically convex in a downdip direction with leading edge tails on the upper end. Most of the exploration and delineation holes with elevated gamma ray log anomalies are situated within a southwest-northeast trending graben and most of the gamma ray anomaly holes are situated along the northernmost of the two faults comprising the graben. This northernmost fault is downthrown to the southeast, which is typical for the majority of faults along the Texas coastal area.

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

Laboratory amenability testing of the cores samples indicated that the uranium (dissolved elemental U) recoveries ranged from 86.4% to 88.9% in the four tests. These results show that the mineralized intervals at the Goliad Project are very amenable to ISR mining even when exposed to only one-half of the oxidant concentration normally used in the leach amenability test. Based on the ISR mining of the Catahoula and Oakville uranium deposits, as well as discussions with other Goliad deposit mining personnel, the geologically younger deposits in Texas (Goliad formation) have typically been the most amenable to in-situ leaching. The uranium recovery is generally more complete (% recovery) and occurs in a shorter time period. Both of these factors are important for ISR pre-extraction economics.

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

The amenability testing described above was conducted on core recovered from four depth intervals from one boring. While this was a limited sampling for this property, the samples are believed to be generally representative of the characteristics of the mineralized intervals and the determined recovery ranges for these intervals is considered to be reliable. Two of the four samples tested contained approximately 0.08% cU3O8 and two contained lower grades of uranium (~0.04% cU3O8). Energy Laboratories, Inc. in Casper, Wyoming, conducted the laboratory testing for this project. The laboratory has been in business since 1952, is fully certified, but not ISO certified. Certifications include the EPA, the NRC and the following U.S. states: Arizona, California, Colorado, Florida, Indiana, Nevada, Oregon, South Dakota, Texas, Utah and Washington.

Goliad Project Developments

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

●

during Fiscal 2014, 34 delineation holes totaling 9,819 feet were drilled at the Goliad Project to depths ranging from a minimum of 160 feet to a maximum of 480 feet, with an average depth of 289 feet. During Fiscal 2015, no further drilling activities were conducted. At July 31, 2015, approximately 992 confirmation-delineation holes totaling 348,434 feet have been drilled by us to confirm and expand the mineralization base at the Goliad Project;

●	construction of a three-phase electrical power system for the entire project and a large caliche site pad for the main plant complex and disposal well have been completed; and
●	processing equipment for the construction of the satellite facility and wellfield, including long-lead items such as ion exchange vessels, have been received.

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

Mineral Exploration Projects

We hold mineral rights in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay by way of federal, state and provincial mining claims and private mineral leases and mineral concessions.

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

Vegetation on the property is typical of the Sonoran Desert of central Arizona and consists predominately of Joshua trees, palo verde bushes, saguaro, cholla, ocotillo, creosote bushes and desert grasses. Fauna includes jackrabbits, rattlesnakes, roadrunners, desert tortoise, various lizards and less common mule deer, wild burros and mules.

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

The Anderson Project area is undeveloped with the exception of various access and drill roads and various water wells previously constructed. No utilities exist on or adjacent to the area. A transmission power line runs northwest-southeast along Highway 93, approximately eight miles to the east, however, direct access to the power line may be obstructed by the Arrastra Mountain Wilderness and Tres Alamos Wilderness located between the power line and the Anderson Project. The construction of a power line would require routing along one of the existing road corridors, a distance of 16.2 miles to the project boundary.

The nearest town is Congress (population 1,700) located 32 road miles to the east. The nearest major housing, supply center and rail terminal is in Wickenburg (population 6,363) located approximately 43 miles from the Anderson Project by road. Phoenix (population 1.45 million) is approximately 100 miles to the southeast by road and is the nearest major industrial and commercial airline terminal. Kingman (population 24,000) is located approximately 110 miles to the northwest by road. Our surface rights encompass 15.4 square miles which is sufficient for the surface structures associated with any proposed mining operation.

History

In January 1955, T.R. Anderson of Sacramento, California, detected anomalous radioactivity in the vicinity of the Anderson Project using an airborne scintillometer. After a ground check revealed uranium oxide in outcrop, numerous claims were staked. The “Anderson Mine”, as the operation was known at the time, was drilled and mined by Mr. Anderson. Work between 1955 and 1959 resulted in 10,758 tons that averaged 0.15% U3O8 and 33,230 pounds U3O8 were shipped to Tuba City, Arizona, for custom milling. In 1959, production stopped when the Atomic Energy Commission ended the purchasing program.

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

Nine stratigraphic units were identified on the Anderson Project, listed from oldest to youngest, as follows:

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

Mineralization

Uranium mineralization in outcrops and the pit floor at the old Anderson mine was reported by the US Bureau of Mines in Salt Lake City as tyuyamunite (Ca(UO2)2(VO4)2•5-8H2O). Carnotite (K(UO2)2(VO4)2•3H2O), and a rarer silicate mineral, weeksite (K2(UO2)2(Si2O5)3•4H2O), were also reported in outcrop samples. Carnotite mineralization occurs as fine coatings and coarse fibrous fillings along fractures and bedding planes and has been noted in shallow drill holes and surface exposures.

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

A PEA, dated July 6, 2014 for the Anderson Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG, and Terence McNulty, PE, and filed by us on SEDAR.

Workman Creek Project

The Workman Creek Project is a 4,036-acre property located in Gila County, Arizona.

The Workman Creek Project consists of seven claim blocks, totaling 198 unpatented mining claims located within Gila County, in the central portion of the State of Arizona. We entered into a property acquisition agreement with Cooper Minerals Inc. on November 7, 2011 for the mineral claims which constitute the Workman Creek Project.

The Workman Creek Project is located in the Sierra Ancha region, approximately 50 kilometres north of Globe, within Gila County, Arizona. Some of the claim blocks can be accessed easily via highway 288, while other claim blocks are only accessible with the use of all-terrain-vehicles. The Sierra Ancha region is host to 18 historic uranium mines which were in operation between 1953 and 1960. During that period, over 122,000 pounds of U3O8 concentrate was produced with an average grade of 0.20% U3O8.

The Workman Creek Project and surrounding area of the Sierra Ancha region are underlain by igneous and sedimentary rocks of Precambrian age. The sedimentary rocks are nearly flat-lying except for minor undulations near regional-scale monoclines. The Dripping Spring Quartzite is the host rock for uranium mineralization throughout the Sierra Ancha region. Uranium mineralization in the Dripping Spring Quartzite consists of low-grade disseminations and concentrations in fine-grained strata and along bedding planes, and higher-grade layers and veinlets.

Wyoming Minerals Corporation developed the most prominent pre-1960 uranium mines into what they referred to as the “Dripping Springs Project”. In 1980, Wyoming Minerals Corporation contracted Dravo Engineers and Constructors to conduct a feasibility study of the Workman Creek deposits. This study of the “Dripping Springs Project” is within the Workman Creek Project. Shortly after the feasibility study was finished, the uranium market saw a prolonged depression.

A Technical Report, dated July 7, 2012 for the Workman Creek Project, prepared in accordance with NI 43-101, was completed by Neil G. McCallum, P.G., and Gary H. Giroux, P.E., a consulting geologist and engineer, respectively, and filed by us on SEDAR.

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

Slick Rock Project

Pursuant to a Uranium Mining Lease dated May 23, 2012, we acquired from UR-Energy LLC a mining lease for uranium on our Slick Rock Project located in San Miguel and Montrose Counties, Colorado.

Since January 2011 we staked a total of 129 claims in the Slick Rock district of the Uravan Mineral Belt. In June 2011 we acquired 103 claims from Spider Rock Mining also in the Slick Rock District for a one-time payment of $500,000. As a result, we now hold a total of 315 contiguous claims in the Slick Rock District. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 which began in November 2017.

The Slick Rock Project is located in San Miguel County, Colorado approximately 24 miles north of the town of Dove Creek. The Slick Rock Project occupies all or parts of sections 15, 16, 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 32, 33 and 34 in T44N R18W, NM Principal Meridian, and parts of sections 3, 4 and 5 of T43N R18W, NM Principal Meridian. The Slick Rock Project consists of 315 contiguous mineral lode claims and covers approximately 5,230 acres (8.2 square miles). The Slick Rock Project is bordered to the west by the Department of Energy's (“DOE”) Uranium lease tracts C-SR-13 and C-SR-13A, to the southwest by DOE Uranium lease tract C-SR-14(1), and to the north and northeast by the Sunday / Carnation / Topaz / Saint Jude mine complex, formerly owned by Energy Fuels.

The Slick Rock Project produced uranium and vanadium from 1957 to 1983 via the Burro Mines. The historic production totals of the Burro Mine are as follows:

Production Years	U3O8 Produced (in Pounds)	V2O5 Produced (in Pounds)
1957 to 1971	1,992,898	12,149,659
1971 to 1983	243,825	1,791,798
Total	2,236,723	13,941,457

All uranium/vanadium production came from the Upper Rim Sand of the Salt Wash Member of the Jurassic Morrison Formation.

Within the Slick Rock Project area, the Salt Wash Member is approximately 275 to 400 feet thick. The Fluvial sediments of the Salt Wash were deposited by north to northeast flowing paleostreams. In the project area, these streams were deflected eastward by the paleotopographic high caused by the northwest/southeast trending Gypsum Valley anticline. This allowed for thick accumulations of Salt Wash sediments along the southwestern flank of the anticline and across the project area. The Salt Wash is composed of white to grey, light-buff and rusty-red, fine to medium-grained, cross-bedded, lenticular sandstone interbedded with red, green, or light-gray shale and mudstone. The Salt Wash contains three major sandstone ledges, ranging from 20 to 150 feet in thickness and separated by clay and shale layers. The uppermost thick, continuous sandstone lens is commonly the most highly mineralized of the sequence. The largest Salt Wash uranium deposits are near the edges of thick sandstone where a transition to sandy mudstone takes place, and in the scours or on the flanks of paleostream channels. Mineralized pods average in the range of 3000 tons to as much as 100,000 tons taken from a single cluster of deposits. Locally, deposits attain a thickness of 30 feet, but two to nine foot thicknesses are most common. Minerals are carnotite, tyuamunite, and brightly colored vanadates, vanadium hydromica or clay. Unoxidized mineralization is commonly black, consisting or uraninite, coffinite, montroseite and vanadium hydromica or clay.

A Technical Report, dated February 21, 2013, for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Bruce Davis and Robert Simm, consulting geologists, and filed by us on SEDAR.

A PEA dated April 8, 2014 for the Slick Rock Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, PE, PG, and filed by us on SEDAR.

The following table provides information relating to our mineral rights located in Colorado:

Property	Number of Claims or Leases Held	Gross Acres
Slick Rock	315 claims	5,333
Long Park	20 claims	400

New Mexico

In December 2014, we staked 51 claims over the historic Dalton Pass project in the Crownpoint uranium district. Historic drilling at Dalton Pass by Pathfinder Mines indicates that the uranium mineralization occurs as both primary tabular and roll-front deposits. Mineralization is hosted by the upper Westwater Canyon Member of the Morrison Formation, a sequence of stacked sands separated by discontinuous shale breaks, at depths ranging from 1,900 feet to 2,100 feet.

The following table provides information relating to our mineral rights located in New Mexico:

Property	Number of Claims or Leases Held	Gross Acres
West Ambrosia Lake	6 mineral deeds	3,844
C de Baca	30 claims	600
Dalton Pass	51 claims	1,020

Texas

At July 31, 2020, we currently own various exploration projects located in the South Texas Uranium Belt. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

Salvo Project

Our Salvo Project is a 1,340-acre property located in Bee County, Texas.

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

A Technical Report, dated July 16, 2010, for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR. A further Technical Report, dated March 31, 2011, for the Salvo Project, prepared in accordance with NI 43-101, was completed by Thomas A. Carothers, P.G., a consulting geologist, and also filed by us on SEDAR.

Longhorn Project

Our Longhorn Project is located in Live Oak County, Texas, which historically has produced uranium by both open pit and ISR methods. The property lies within the historic US Steel Clay West production area where uranium was previously mined utilizing ISR methods along the historic George West district trend. We have an extensive database of information regarding the area including drill maps and over 500 gamma logs. The project lies on trend between two former U.S. Steel production areas, the Boots/Brown and the Pawlik. At least five separate roll-fronts are believed to exist across the project area.  Uranium grades within these Oakville deposits ranged from 0.10% to in excess of 0.20% U3O8 according to U.S. Steel reports and historic well logs obtained by us.  Well-developed Oakville sands in this area exhibit higher than average uranium grades for South Texas, as shown on many historic gamma ray logs, of which we have at least 500+ pertaining to the project from various databases. These higher than average reported uranium grades were later proven by excellent recoveries in the U.S. Steel ISR production areas.

The property is located approximately 65 miles northwest of Corpus Christi and 55 miles southwest of Hobson. It is comprised of 39 lease agreements covering 651 acres, granting us the exclusive right to explore, develop and mine for uranium. We anticipate that any uranium identified at the Longhorn Project will be extracted using ISR mining and processed at Hobson.

The following table provides information relating to our main mineral rights located in the South Texas Uranium Belt, excluding our Palangana Mine and Goliad and Burke Hollow Projects:

Property	Number of Claims or Leases Held	Gross Acres
Salvo	2 leases	1,340
Longhorn	39 leases	651

Wyoming

We acquired the Reno Creek Project on August 9, 2017 and the North Reno Creek Project on May 1, 2018.

Reno Creek Project

Our Reno Creek project is located in the Powder River Basin of northeast Wyoming, one of the most prolific uranium producing regions in the U.S. and the home of five producing ISR operations: Cameco’s Smith Ranch/Highland; Cameco’s North Butte satellite; Uranium One’s Willow Creek; Energy Fuels, Inc.’s (“EFR”) Nichols Ranch; and Strata’s Lance project.  The project is 13 miles from the nearest town, Wright, Wyoming, with a population of 1,800.

The project consists of 18,763 gross acres of properties including a 40-acre, Company-owned central processing plant (the “CPP”) site, and five major resource units, all within ten miles of the proposed CPP.

Uranium was originally discovered within the project area by several 1960s/1970s mining companies, including Rocky Mountain Energy, Cleveland Cliffs, American Nuclear and TVA, Pathfinder Mines and others.  Most of the leases and claims that held the resources were dropped in the late 1990s and early 2000s.  In the mid-2000s Strathmore re-staked mining claims and took leases on most of the current project.  Strathmore in 2010 sold them to AUC LLC (“AUC”), which was acquired by us in 2017 and is our wholly-owned subsidiary and the operator of the project.

Uranium deposits at the Reno Creek Project lie within a geologically favorable fairway characterized by porous and permeable fluvial sandstones of the Eocene Wasatch Formation.  The sandstone aquifers are overlain and underlain by barren sequences of shales and occasional thin coals.   A complex series of stacked roll-fronts occur along oxidation/reduction boundaries forming prospective trends that extend for over 40 miles through the greater project area.  The deposits occur at shallow depths between 200 to 400 feet in a sparsely populated area with gentle terrain, providing excellent logistics and access.

While much of the trend has been very well explored by AUC and past operators, we believe that excellent upside for further discoveries exists.   Company databases include more than 10,000 uranium drill holes and over a 1,000 Coal Bed Methane logs to guide future exploration.

Geologists have mapped 10 to 20 miles of roll-fronts on the holdings that are undrilled or under-drilled, providing numerous high-quality exploration targets to expand current resources. During 2012 and 2013, AUC drilled 800 holes along one such trend, adding approximately two million pounds to the resource base.

AUC conducted permitting and licensing activities and received final permits from the Wyoming Department of Environmental Quality (“WDEQ”) and the EPA in 2015 and from the NRC in 2017.  The WDEQ issued its Permit to Mine in July 2015, and also referred its recommended approval of the AE to EPA, which approved it in October 2015.  In 2016, WDEQ’s Air Quality Division approved the Air Quality Permit and re-issued the Air Quality Permit in October 2019.

The NRC issued its Draft Environmental Impact Statement in July 2016, and the final in December of 2016.  In its release the NRC noted that that “only small environmental impacts would result from the construction, operation, aquifer restoration and decommissioning of the proposed in-situ recovery facility. Small impacts are defined as those that would be undetectable or so minor that they would not noticeably alter any important attribute of the environmental resource in question”.  The NRC then issued the License for the project in February 2017 covering 6,057 acres and approximately 13.74 million pounds of U3O8. Subsequently, the NRC approved of the transfer of control to us on July 31, 2017. Additionally, the State of Wyoming became an NRC Agreement state in September 2018 and, therefore, the Reno Creek Project is now permitted and licensed by the WDEQ.

The permits and license provide for a full central processing plant on 40 acres owned by us, which lies approximately a quarter mile from two all-weather highways and high voltage power lines, and less than three miles from natural gas lines.  The project is licensed to produce up to two million pounds of U3O8 per year, and may also treat by tolling either lixiviant or resin produced by others, or alternate feed material.  Included in the current license are the two largest resource units, North Reno Creek and Southwest Reno Creek.  The outlying resource units will be added for extraction by amending the current License.

Gillette 50 Miles
Wright 7 Miles
Casper 70 Miles
44N 75W
44N 74W
44N 73W
44N 72W
43N 75W
43N 74W
43N 73W
43N 72W
42N 75W
42N 74W
42N 73W
42N 72W
41N 75W
41N 74W
Clarkelen Rd
Moore Resource Unit
Bing Resource Unit
Southwest Reno Creek Resource Unit
North Reno Creek Resource Unit
Pine Tree Resource Unit
Former RME Pilot Plant
CPP Site
Datum: State Plane NAD83
Date: June, 2020
Legend
AUC Permit Area
Resource Unit
AUC Lode Claims
AUC Fee Minerals
AUC State Lease
Miles
0 1 2 4
N

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

In 1992 the project approximately covering the area of our current Reno Creek and North Reno Creek Project was acquired by EFR from RME. Over the next decade EFR and its successor, International Uranium Corporation (now Denison Mines), continued to advance the project toward full permitting and licensing. Subsequently, Rio Algom and Power Resources held the project until dropping all of their interests in 2003. Between 2006 and 2008 Uranerz acquired mineral and surface land interests covering approximately 1,280 acres of fee mineral leases and federal mining claims comprising the North Reno Creek Project. In June 2015, EFR acquired Uranerz, whose development assets included the North Reno Creek Project.

Geologic characteristics of the North Reno Creek Project are similar to the permitted Reno Creek resource areas since the sandstone units are adjacent and contiguous. The uranium deposits within each of these areas occur in medium to coarse-grained sand facies in the lower portion of the Eocene-age Wasatch Formation. The uranium mineralization occurs as interstitial fillings between and coatings on the sand grains along roll-front trends formed within the host sandstone aquifers.

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

Canada

Diabase Project

Our Diabase Project is at the exploration stage, with exploration focused on testing the Cable Bay fault corridor, interpreted to represent a suture zone between the Archean Mudjatik and Talston domains within the Trans-Hudson orogeny. Historical work started in the late 1970s, with the first major programs completed by the Saskatchewan Mineral Development Corporation in 1979 and the last major program completed by Nuinsco Resources Inc. (“Nuinsco”) in 2011. There is a total of 67 exploration diamond drill holes on the property. Anomalous uranium values have been intersected on the property, primarily associated with an area intruded by a late diabase dyke, highlighted by drill holes ND0801 (707 ppm Upartial over 0.25 m) and ND0807 (426 ppm Upartial over 0.40 m).

The Diabase Project is located on the southern rim of the Athabasca Basin uranium province in Saskatchewan, Canada, approximately 75 km to the west of Cameco’s Key Lake uranium mill. The project is comprised of 10 mineral claims covering 54,236 acres. Subject to section 19 of The Crown Minerals Act of Saskatchewan, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands. If an economic deposit is discovered, the ore would be extracted by underground methods and would likely be shipped to the Key Lake mill for custom milling.

Paraguay

We hold interests in two uranium projects located in the Republic of Paraguay. The following map shows the location of both projects, Oviedo and Yuty.

Oviedo Project

Property Description and Location

Our Oviedo Project is located in southern Paraguay, approximately 95 miles east of Asuncion, the capital of Paraguay. The Oviedo Project consists of a large exploration mining permit covering a total area of 223,749 acres. The property can be classified as an early to intermediate stage exploration project. Several areas have undergone drilling in the past by The Anschutz Company (“Anschutz”) of Denver, Colorado (early 1980s), and recently by Crescent Resources (“Crescent”) in 2007. Access to the project is by paved roads from Asuncion to the City of Coronel Oviedo and other populated areas. There is good access into the interior of the concession mainly by unpaved secondary roads. The terrain is rolling hills with areas of forest, small farms, and some large cattle ranches.

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

During Fiscal 2012, we completed a 10,000-meter drilling program at the project. A total of 35 holes were drilled, averaging 950 feet in depth. The holes were drilled on east to west lines across known geologic structures believed to be integral in controlling uranium occurrence. The holes were drilled on wide spacings, approximately one to 1.5 miles apart (see map above). Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Oviedo Project. A radon extraction survey is being completed along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization.

Yuty Project

Property Description and Location

Our Yuty Project covers 289,680 acres and is located approximately 125 miles east and southeast of Asunción, the capital of Paraguay. It is located within the Paraná Basin, which is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil. Preliminary studies indicate amenability to extraction by ISR, which is the same process currently used by our Company at its Texas operations. Cue spent over CAD$16 million developing Yuty since 2006.

History

Exploration for uranium in southeastern Paraguay was started in 1976 by Anschutz, after a Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for all minerals, excluding oil, gas and construction materials. The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of 162,700 square kilometers, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 meters of drilling were completed from 1976 to1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 meters to 0.351% U3O8 over 0.3 meters in sandstones and siltstones. Work was suspended in 1983 due to the decline in the price of uranium, and no further work was done at that time.

During the exploration programs by Anschutz, airborne radiometric surveys, regional geological mapping and geochemical sampling were the main exploration tools for uranium exploration in the southeastern part of Paraguay. This was followed-up by core and rotary drilling in two phases. The initial phase was to drill wide-spaced reconnaissance diamond drill holes along fences spaced approximately ten miles apart. The objective of this initial phase was to obtain stratigraphic information across an inferred host trend. The second phase was to drill rotary holes, spaced approximately 1,000 feet apart, within and between the fences of reconnaissance holes, to establish and outline target areas. All drill holes were logged and probed by gamma, neutron and resistivity surveys.

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

Geologic Setting of the Yuty Project

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

Drilling and Sampling

Approximately 240,000 feet of drilling (core as well as rotary) were completed by Anschutz in previous campaigns on the Yuty property.

The procedures used during the diamond and rotary drilling programs were drafted by Anschutz technical personnel. Healex reviewed all of the drill logs at the MOPC in Asunción and was of the opinion that the lithologic logging procedures are comparable to industry standards. Detailed information on sampling methods and approach during the Anschutz drilling campaigns is not available. Nevertheless, previous technical reports (Scott Wilson (2008) and Healex (2009)) have concluded that sampling procedures were comparable to industry standards of that time. Mr. Beahm (2011 technical report) concurs with this determination. From 2007 to 2010, Cue completed over 100,000 feet of drilling at the San Antonio target area in 256 drill holes. Most of the holes were collared with a rotary drilling rig, surface casing was then installed, and the holes were drilled to completion depth with a diamond rig. To date, diamond drilling totals approximately 52,800 feet and rotary drilling approximately 50,000 feet. For diamond drill holes, HQ-size core was retrieved and the drilling contractor was Empire Drilling S.A. of Quito, Ecuador. For rotary drilling, the contractor was 9 de Junio S.A. (Primo) of Asunción, Paraguay.

Exploration Potential

Except for the San Antonio area, the Yuty Project is at an early-to intermediate stage of exploration. A number of areas of anomalous concentrations of uranium occur in UPC sedimentary rocks within the property area. Past work was focused on developing roll-front type targets. Preliminary interpretation of the drill results in the San Antonio area suggests that the basal sandstone unit (San Miguel Formation) is a favorable host for uranium mineralization. These results also suggest that the diabase sill overlying the San Miguel Formation may have acted as a trap for diagenetic fluids and provided a horizontal conduit for the circulation of the diagenetic fluids and emplacement of uranium mineralization near the margin of a topographic high (gentle hill) below the diabase sill.

Historic and recent drilling results are being reviewed by our Company for future exploration/delineation drilling at the Yuty Project.

A Technical Report, dated August 24, 2011, for the Yuty Project, prepared in accordance with NI 43-101, was completed by Douglas Beahm, P.G., P.E., Bill Northrup and Andre Deiss, consulting geologists, and filed by us on SEDAR.

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

Alto Paraná Titanium Project

We acquired our Alto Paraná Titanium Project from CIC Resources Inc. (“CIC”) on July 7, 2017.

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

History

Exploration work on the property was initiated by CIC in 2009 with a program of widespread hand-dug pits consisting of channel samples at approximately one-meter vertical intervals within the laterite. The initial phase of pitting and sampling was followed up by more closely spaced deep pitting and shallow (one m) auger drilling in 2010 and 2011. In total, 4,432 samples from deep pits and 2,992 one-meter auger samples have been collected and analyzed. The purpose of the exploration work was to evaluate the original CIC hectares to determine the area of best grade and thickness. Based on these extensive sampling efforts, we now control this generally higher-grade/thickness area as previously noted.

CIC also conducted extensive process development work with the objective of a viable process flow sheet for beneficiation of the heavy minerals from the laterite. This work carried out by Mineral Advisory Group, and included design, construction and operation of a 1.5 tonne per hour pilot plant in Paraguay. During operations the plant underwent continual process improvements and eventually produced 108 tonnes of concentrate over a three-month period. In January 2012 the concentrate was shipped to MINTEK in South Africa for smelting in a MINTEK pilot plant.

Geologic Setting and Mineralization

Mineralization on the property consists of laterite containing ilmenite, titanomagnetite and magnetite derived from Early Cretaceous tholeitic basalts of the Paraná Basin and associated gabbro intrusions. The basalts and gabbros have been weathered to laterite to an average depth of approximately seven metres over a very extensive area. Kaolinite is the dominant mineral, representing 60% to 75% of the mineral assemblage. Ilmenite, magnetite and titanomagnetite are present in the laterite as discrete minerals ranging in particle size from <40 µm to 350 µm with average particle sizes in the 135 µm to 165 µm range. The grade of titanium in the laterite ranges up to approximately 11% but is typically in the 5% to 9% range.

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

The Company has had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty Project and Alto Paraná Project are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.

Other Properties

As of July 31, 2020, we owned 32 acres of real estate located in Goliad County, Texas, 22 acres of real estate in Karnes County, Texas, 40 acres of real estate in Campbell Country, Wyoming, and 76.6 acres of real estate located in the Republic of Paraguay.

As of July 31, 2020, we have entered into office rental and service agreements as follows:

●	an office lease at $9,510 per month for the Corpus Christi administration office located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas, 78471. The lease expires on July 31, 2021;
●

an office lease at $5,483 per month for the Vancouver administration office at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3. The lease expires on March 31, 2021; and

●	an office lease at $1,500 per month for the Wyoming office at 409 West Birch Street, Glenrock, Wyoming, 82637. The lease expires on April 30, 2021.

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

Jebsen

Our Jebsen database covers territory in Wyoming and New Mexico, including some of our existing properties. The database belonged to a pioneering uranium developer and represents work conducted from the 1950s through to the present.

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

Halterman

Our Halterman database consists of exploratory and pre-extraction work compiled during the 1970s and 1980s, including extensive data on significant prospects and projects in the following known uranium districts in the States of Colorado, New Mexico and Utah, including in the Grants, San Juan Basin, Chama Basin, Moab, Lisbon Valley, Dove Creek, Slick Rock and Uravan districts.

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

Brenniman

Our Brenniman database includes drilling and logging data from over two million feet of uranium exploration and pre-extraction drilling, resource calculation reports and various other geological reports, drill hole location maps and other mapping. This database includes approximately 142 drill hole gamma and E-logs. The data was originally compiled from 1972 to 1981 by various exploration companies, and covers over 100 uranium prospects in 15 southern U.S. states. This library will be used by our technical personnel to determine locations of where drill-indicated uranium may exist. We have exclusive ownership of this database.

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

The Moore Energy U.S. uranium database consists of over 30 years of uranium exploration information in the States of Texas, New Mexico and Wyoming, originally conducted during the 1970s to the 1990s. It includes results of over 10,000 drill holes, plus primary maps and geological reports. It covers approximately one million acres of prospective uranium claims in the South Texas Uranium Belt, New Mexico, and Powder River Basin, Wyoming, as well as zones in Texas, and will be used to locate possible mineralized zones.

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

South Texas Goliad Project

Our South Texas Goliad database includes raw and interpreted data compiled by Total Minerals (“TOMIN”) and others from the mid1980s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

Through TOMIN’s purchase of the Holiday-El Mesquite project, located in Duval County, Texas, in 1990, TOMIN acquired the Mobil uranium exploration database. Starting with this data, and earlier data purchased from Tenneco Uranium, TOMIN also acquired regional oil and gas logs (included in the database), water well driller logs and other regional information to begin their study of the Goliad Formation along the South Texas Uranium Belt.

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

The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty and Alto Parana Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2020, our Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

NYSE American
Quarter Ended	High	Low
July 2020	$1.01	$0.96
April 2020	$1.18	$1.10
January 2020	$0.85	$0.79
October 2019	$1.01	$0.95
July 2019	$1.02	$0.96
April 2019	$1.42	$1.37
January 2019	$1.33	$1.28
October 2018	$1.34	$1.30
July 2018	$1.80	$1.48
April 2018	$1.74	$1.22
January 2018	$2.00	$0.96
October 2017	$1.64	$1.05

The last reported closing price for our shares on the NYSE American on October 27, 2020 was $0.9151 per share.  As of October 27, 2020, we had 216 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2020, we had one equity compensation plan, our 2020 Stock Incentive Plan (the “2020 Plan”). The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2020 Stock Incentive Plan)(3)	17,887,251	$1.13	7,644,073
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total	17,887,251	$1.13	7,644,073

Notes:

(1)

This figure represents: (i) 15,514,750 outstanding stock options having a weighted average exercise price of $1.13 and a weighted average remaining term of 5.64 years; (ii) 1,615,000 shares of our common stock underlying RSUs; and (iii) 757,501 shares of our common stock underlying PRSUs. Shares of our common stock underlying PRSUs are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, depending on the achievement of performance criteria.

(2)	This price applies only to the stock options included in column (a) and is not applicable to the RSUs or PRSUs included in column (a).
(3)

Under our 2020 Stock Incentive Plan, stock-based awards are granted from a pool of available shares, with: (i) every share issuable pursuant to the exercise of a stock option or SAR counting as one share of our common stock; and (ii) every share underlying restricted stock, a RSU, a PRSU or other right or benefit under our 2020 Stock Incentive Plan counting as two shares of our common stock.

Securities Authorized For Issuance Under Compensation Plans

2020 Stock Incentive Plan

On June 5, 2020, our Board of Directors authorized and approved the adoption of the Company’s 2020 Plan, under which an aggregate of 27,620,197 of our shares may be issued, subject to adjustment as described in the 2020 Plan, and which, at that time, consisted of: (i) 11,778,500 shares issuable pursuant to stock options previously granted that were outstanding under our 2019 Stock Incentive Plan (the “2019 Plan”); (ii) 9,861,687 shares remaining available for issuance under the 2019 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2020 Plan (collectively the “Stock Incentive Plan”). On July 30, 2020, our shareholders approved the adoption of our 2020 Plan. The 2020 Plan supersedes and replaces our prior equity compensation plan, being the 2019 Plan, such that no further shares are issuable under the 2019 Plan.

The purpose of the 2020 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2020 Plan is to be administered by our Compensation Committee (therein our “Administrator”) which shall determine, among other things: (i) the persons to be granted awards under the 2020 Plan (each an “Award” to an “Eligible Participant”); (ii) the number of shares or amount of other Awards to be granted; and (iii) the terms and conditions of the Awards granted. We may issue shares, options, stock appreciation rights, restricted stock units, performance restricted stock units, deferred stock units and dividend equivalent rights, among others, under the 2020 Plan.

An Award may not be exercised after the termination date of the Award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the Administrator under the 2020 Plan. If the Administrator under the 2020 Plan permits an Eligible Participant to exercise an Award following the termination of continuous service for a specified period, the Award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the Award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the Awards outstanding.

The foregoing summary of the 2020 Plan is not complete and is qualified in its entirety by reference to the 2020 Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 27, 2020, there were stock options outstanding under our 2020 Plan exercisable for an aggregate of 14,171,250 shares of our common stock.

Common Stock Purchase Warrants

As of October 27, 2020, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 14,555,314 shares of our common stock.

Recent Issuances of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2020 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2020 and in our current reports on Form 8-K as filed periodically with the SEC. During our fourth quarter ended July 31, 2020, we issued the following securities that were not registered under the Securities Act:

●

on May 4, 2020, we issued an aggregate of 26,403 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $0.909 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to the issuance of these shares;

●

on May 7, 2020, we issued an aggregate of 4,054 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.11 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to the issuance of these shares; and.

●

on July 13, 2020, we issued an aggregate of 8,108 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.11 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2016, through to July 31, 2020, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Denison Mines Corp., UR-Energy Inc., Adams Resources & Energy, Inc., Hallador Energy Company, Abraxas Petroleum Corporation, Fission Uranium Corp., Evolution Petroleum Corporation, NexGen Energy Ltd., Polymet Mining Corp., Isramco Inc., Comstock Resources, Inc., Silvercorp Metals Inc., Energy Fuels Inc., Laramie Resources Ltd. and UEX Corporation (collectively, the “Current Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Denison Mines Corp., UR-Energy Inc., Adams Resources & Energy, Inc., Hallador Energy Company, Abraxas Petroleum Corporation, Fission Uranium Corp. , Approach Resources, Inc., Evolution Petroleum Corporation, NexGen Energy Ltd., Polymet Mining Corp., Isramco Inc., Comstock Resources, Inc., Silvercorp Metals Inc., Energy Fuels Inc., Laramie Resources Ltd. and UEX Corporation (collectively, the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index. The change in peer group was made to address changes in the external market and to better reflect our Company’s business.

Item 6. Selected Financial Data

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and our consolidated financial statements and related notes for Fiscal 2020, as presented under Item 8. Financial Statements and Supplementary Data herein. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2020	July 31, 2019	July 31, 2018	July 31, 2017	July 31, 2016
Cash and cash equivalents	$5,147,703	$6,058,186	$6,926,523	$12,575,973	$7,142,571
Term deposits	-	11,831,671	-	10,000,000	-
Working capital (deficit)	4,552,477	16,638,565	(3,974,842)	21,143,775	6,178,194
Total assets	91,389,617	101,040,242	89,611,309	72,177,234	56,176,311
Total liabilities	26,972,999	26,812,974	26,435,749	26,041,829	25,726,433
Stockholders' equity	64,416,618	74,227,268	63,175,560	46,135,405	30,449,878

Consolidated Statements of Operations

	Year Ended July 31,
	2020	2019	2018	2017	2016
Costs and expenses	$14,334,523	$14,977,013	$16,313,981	$15,218,433	$14,331,743
Net loss for the year	(14,610,516)	(17,152,789)	(17,826,634)	(17,971,056)	(17,329,872)
Net loss per share, basic and diluted	(0.08)	(0.10)	(0.11)	(0.14)	(0.16)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2020, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors herein.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2020, 2019, and 2018 (“Fiscal 2020”, “Fiscal 2019” and “Fiscal 2018”) and our financial condition as at July 31, 2020 and 2019, with a particular emphasis on Fiscal 2020, our most recently completed fiscal year.

Business

We operate in a single reportable segment and, since 2004, as more fully described under “General Business” of Item 1. Business herein, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and Paraguay.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2020, we had no uranium supply or off-take agreements in place.

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

We also hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, and in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

Key Issues

Since commencing uranium extraction at the Palangana Mine in November 2010, we have been focused primarily on expanding our South Texas uranium mining activities and establishing additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

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

We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source to generate sales revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no sales revenues generated during other years. The economic viability of our mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

In response to COVID-19 pandemic, we have taken proactive steps to lower our operating expenses and to adjust our timing on capital expenditures. For the protection of our employees, we have arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely. In addition, previous plans to resume last year’s successful drilling program at our Burke Hollow Project has been postponed along with the associated capital outlays until market conditions normalize. In the meantime, we continue to operate our Palangana Mine at a reduced pace to capture residual uranium only and continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

At July 31, 2020, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of our last five fiscal years as obtained from UxC Broker Average Price:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2020	34.19	23.88	27.66	32.35
July 31, 2019	29.28	23.94	26.95	25.41
July 31, 2018	26.44	19.87	22.09	25.81
July 31, 2017	26.69	17.80	22.33	20.11
July 31, 2016	38.13	25.00	32.39	26.13

Historically, the uranium spot price has been difficult to predict and subject to significant volatility and will continue to be affected by numerous factors beyond our control.

Results of Operations

For Fiscal 2020, Fiscal 2019 and Fiscal 2018, we recorded a net loss of $14,610,516 ($0.08 per share), $17,152,789 ($0.10 per share) and $17,826,634, ($0.11 per share), respectively. Loss from operations during Fiscal 2020, Fiscal 2019 and Fiscal 2018 totaled $14,334,523, $14,977,013 and $16,313,981, respectively. No revenue from U3O8 sales was generated during Fiscal 2020, Fiscal 2019 and Fiscal 2018.

During the second half of Fiscal 2020, in response to the significant financial market uncertainty as a result of the COVID-19 pandemic, we implemented corporate-wide cost-cutting and cash saving measures including deferral of capital expenditures to reduce cash outlays. In the meantime, we continued with our strategic plan for reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred for PAA-1, 2 and 3 at the Palangana Mine directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force will be charged to the consolidated statement of operations. As a result, no uranium concentrate was extracted at the Palangana Mine and processed at the Hobson Processing Facility during Fiscal 2020 and Fiscal 2019. At July 31, 2020, the total value of inventories was $211,662 (July 31, 2019: $211,662).

Costs and Expenses

During Fiscal 2020, costs and expenses totaled $14,334,523, (Fiscal 2019: $14,977,013; Fiscal 2018: $16,313,981), primarily comprised of mineral property expenditures of $4,582,403 (Fiscal 2019: $4,487,537; Fiscal 2018: $4,552,151), general and administrative expenses of $9,441,898 (Fiscal 2019: $10,142,035; Fiscal 2018: $11,407,206) and depreciation, amortization and accretion of $310,222 (Fiscal 2019: $347,441; Fiscal 2018: $354,624).

Mineral Property Expenditures

During Fiscal 2020, mineral property expenditures comprised of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our mineral projects. The following table provides mineral property expenditures on a project basis during the past three fiscal years:

	Year Ended July 31,
	2020	2019	2018
Mineral Property Expenditures
Palangana Mine	$1,342,927	$1,027,139	$1,047,635
Goliad Project	190,278	96,789	105,264
Burke Hollow Project	1,130,467	1,616,601	675,605
Longhorn Project	17,023	45,848	14,401
Salvo Project	28,318	35,923	36,056
Anderson Project	71,170	81,414	68,167
Workman Creek Project	32,700	30,709	31,300
Slick Rock Project	52,521	53,843	52,218
Reno Creek Project	596,551	655,807	1,278,959
Yuty Project	65,679	102,882	425,298
Oviedo Project	350,211	288,324	119,082
Alto Paraná Titanium Project	230,350	168,956	175,768
Other Mineral Property Expenditures	474,208	557,497	522,398
Revaluation of Asset Retirement Obligations	-	(274,195)	-
	$4,582,403	$4,487,537	$4,552,151

During Fiscal 2019, the asset retirement obligations (“ARO”) of our Palangana Mine were revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine, resulting in the corresponding mineral rights and properties being reduced by $258,114, and a credit amount of revaluation of ARO totaling $274,195 being recorded against the mineral property expenditures for the Palangana Mine. No ARO revision was recorded for the Palangana Mine for Fiscal 2020 and Fiscal 2018.

In Fiscal 2020 mineral property expenditures included costs directly related to maintaining operational readiness and permit compliance at the Palangana Mine and Hobson Processing Facility totaled $1,130,028 (Fiscal 2019: $1,215,657; Fiscal 2018: $1,326,809).

The following provides a discussion on significant mineral property expenditures for certain of our projects:

●	Palangana Mine

During Fiscal 2020, mineral property expenditures at the Palangana Mine totaled $1,342,927 (Fiscal 2019: $1,027,139; Fiscal 2018: $1,047,635), which were comprised of maintenance of operational readiness and permit compliance of $772,515 (Fiscal 2019: $754,046; Fiscal 2018: $888,898), permitting and property maintenance of $553,531 (Fiscal 2019: $271,187; Fiscal 2018: $151,612) and exploration and development costs of $16,881 (Fiscal 2019: $1,906; Fiscal 2018: $7,125).

●	Goliad Project

During Fiscal 2020, mineral property expenditures at the Goliad Project totaled $190,278 (Fiscal 2019: $96,789; Fiscal 2018: $105,264), which were comprised of permitting and property maintenance costs of $117,204 (Fiscal 2019: $23,974; Fiscal 2018: $29,935), exploration expenditures of $7,108 (Fiscal 2019: $7,115; Fiscal 2018: $9,770) and plant and wellfield development costs of $65,966 (Fiscal 2019: $65,700; Fiscal 2018: $65,559).

●	Burke Hollow Project

During Fiscal 2020, we completed a drilling campaign initiated in Fiscal 2019 and drilled 26 exploration holes and 21 monitor wells totaling 21,069 feet at the Burke Hollow Project. Since the commencement of the 2019 drilling campaign in March 2019, a total of 57 exploration and delineation holes and 76 monitor wells have been completed. During Fiscal 2019, we advanced our permitting activities and received the final RML from TCEQ.

During Fiscal 2020, mineral property expenditures at the Burke Hollow Project totaled $1,130,467 (Fiscal 2019: $1,616,601; Fiscal 2018: $675,605), which were comprised of permitting and property maintenance costs of $384,885 (Fiscal 2019: $400,686; Fiscal 2018: $197,641), exploration costs of $214,246 (Fiscal 2019: $524,618; Fiscal 2018: $477,964), primarily for exploration and delineation drilling activities, and wellfield development and monitor well installation costs of $531,336 (Fiscal 2019: $691,297; Fiscal 2018: $Nil).

●	Reno Creek Project

During Fiscal 2020, mineral property expenditures at the Reno Creek Project totaled $596,551 (Fiscal 2019: $655,807; Fiscal 2018: $795,130), which were comprised of property maintenance costs of $484,228 (Fiscal 2019: $513,220; Fiscal 2018: $284,537) and permitting and exploration costs of $112,323 (Fiscal 2019: $142,587; Fiscal 2018: $510,593). During Fiscal 2018, in connection with the completion of the acquisition of the Reno Creek Project, we paid reimbursable expenses totaling $483,829 for property maintenance costs incurred at the Reno Creek Project prior to the closing of this acquisition, which were also included in the mineral property expenditures for Fiscal 2018.

●	Yuty Project

During Fiscal 2020, mineral property expenditures at the Yuty Project totaled $65,679 (Fiscal 2019: $102,882; Fiscal 2018: $425,298), which were comprised of permitting and property maintenance costs of $7,927 (Fiscal 2019: $Nil; Fiscal 2018: $225,044) and exploration expenditures of $57,752 (Fiscal 2019: $102,882; Fiscal 2018: $200,254).

●	Oviedo Project

During Fiscal 2020, mineral property expenditures at the Oviedo Project totaled $350,211 (Fiscal 2019: $288,324; Fiscal 2018: $119,082), which were comprised of property maintenance costs of $78,223 (Fiscal 2019: $105,641; Fiscal 2018: $Nil) and exploration expenditures of $271,988 (Fiscal 2019: $182,683; Fiscal 2018: $119,082) primarily for an exploration drilling program.

●	Alto Paraná Titanium Project

During Fiscal 2020, we completed a drilling program with total costs of $230,350 to prepare for a PEA where we drilled 49 holes totaling 500 feet at our Alto Parana Project. During Fiscal 2019 and Fiscal 2018, mineral property expenditures at the Alto Paraná Titanium Project totaled $168,956 and $175,768, respectively, which included property maintenance costs of $45,466 and $29,521 and exploration costs of $123,490 and $146,247, respectively.

During Fiscal 2020, we continued to maintain our projects in good standing, and the costs incurred on other projects of our Company were mainly for property maintenance costs.

General and Administrative

During Fiscal 2020, general and administrative expenses totaled $9,441,898, which decreased by $700,137 compared to $10,142,035 in Fiscal 2019, and which decreased by $1,265,171 compared to $11,407,206 during Fiscal 2018.

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

●

during Fiscal 2020, salaries, wages and management fees totaled $1,710,947, which decreased by $937,617 compared to $2,648,564 during Fiscal 2019. During Fiscal 2020, in response to the financial market uncertainty due to the COVID-19 pandemic, we implemented corporate-wide pay reductions and increased share compensation in lieu of cash for the Company’s employees, officers and directors. During Fiscal 2019, salaries, wages and management fees totaled $2,648,564, which decreased by $232,324 compared to $2,880,888 during Fiscal 2018, due primarily from severance payments to certain employees during Fiscal 2018;

●

during Fiscal 2020, office, filing and listing, insurance, corporate development, investor relations and travel expenses totaled $3,284,806, which decreased by $133,907 compared to $3,418,713 during Fiscal 2019, primarily due to reduced corporate development, investor relations and travel activities, offset by an increase in insurance and filing and listing fee expenses. During Fiscal 2019, filing and listing fees, insurance, corporate development, investor relations and travel expenses totaled $3,418,713, which decreased by $164,211 compared to $3,582,924 during Fiscal 2018, due primarily from decreased consulting fees and office and administration expenses;

●

during Fiscal 2020, professional fees totaled $952,927, which decreased by $173,790 compared to $1,126,717 during Fiscal 2019, and which decreased by $312,619 compared to $1,439,336 during Fiscal 2018, primarily as a result of the dismissal of certain legal claims. Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and taxation services; and

●

during Fiscal 2020, stock-based compensation expense totaled $3,493,218, which increased by $545,177 compared to $2,948,041 during Fiscal 2019, and which decreased by $556,017 compared to $3,504,058 during Fiscal 2018. During the second half of Fiscal 2020, in response to the financial market uncertainty as a result of the COVID-19 pandemic, we implemented corporate-wide cost-cutting and cash saving measures where we expanded the scope of equity-based payments to compensate certain directors, officers, employees and consultants in order to reduce cash outlays.

Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company under the Stock Incentive Plan. In the past few years we have been utilizing equity-based payments to directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays. The stock-based compensation varied from year to year primarily as a result of changes in the amount of compensation shares and stock option expenses which are amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Depreciation, Amortization and Accretion

During Fiscal 2020, depreciation, amortization and accretion totaled $310,222, which was consistent compared to $347,441 and $354,624 during Fiscal 2019 and Fiscal 2018, respectively.

Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During Fiscal 2020, interest and finance costs totaled $3,460,970 (Fiscal 2019: $3,249,881; Fiscal 2018: $2,952,202), comprised primarily of interest on long-term debt of $1,626,667 (Fiscal 2019: $1,622,222; Fiscal 2018: $1,622,222), amortization of debt discount of $1,669,514 (Fiscal 2019: $1,464,989; Fiscal 2018: $1,180,139) and surety bond premium of $130,262 (Fiscal 2019: $134,117; Fiscal 2018: $118,944). The increase in interest and finance costs year over year were primarily a result of an increase in amortization of debt discount due to the higher effective interest rate after the third amendment to our Credit Facility in December 2019.

Income or Loss from Equity-Accounted Investment

During Fiscal 2020, we recorded income of $2,967,583 from our investment in Uranium Royalty Corp (“URC”). As a consequence of the initial public offering and other private placements URC completed during Fiscal 2020, our ownership interest in URC decreased to 19.5% at July 31, 2020 from 32.6% at July 31, 2019, which resulted in a dilution gain of $3,056,656 being recorded. During Fiscal 2020, we recorded a loss pick up of $89,073 representing our share of URC’s loss.

During Fiscal 2019, we completed a royalty purchase agreement (the "Royalty Purchase Agreement") with URC, in connection with the purchase by URC from our Company of 1% net smelter return royalties, for uranium only, on each of our Slick Rock, Workman Creek and Anderson Projects. On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 shares of URC with a fair value of $9,077,842. As a result, we own 14,000,000 shares representing a 32.6% interest in URC as at July 31, 2019 (July 31, 2018: 11.3%). Refer to Note 3: Mineral Rights and Properties and Note 6: Equity-Accounted Investment, to the Consolidated Financial Statements.

During Fiscal 2019, we recorded a loss of $1,103,356, which was comprised of our share of URC’s loss totaling $1,858,901, offset by a gain on ownership interest dilution totaling $755,545. During Fiscal 2018, we recorded income from our investment in URC totaling $423,657, which was comprised of our share of income of $29,001 and a gain on ownership interest dilution of $394,656.

Gain or Loss on Disposition of Assets

During Fiscal 2020 and Fiscal 2019, we recorded a gain of $2,343 and $1,595,513, respectively, on disposition of assets, whereas we recorded a loss of $1,696 on disposition of assets during Fiscal 2018. During Fiscal 2019, we recorded a gain of $1,578,864 on disposition of assets from the sale of royalty interests to URC. Refer to Note 3: Mineral Rights and Properties to the Consolidated Financial Statements herein.

Liquidity and Capital Resources

	July 31, 2020	July 31, 2019
Cash and cash equivalents	$5,147,703	$6,058,186
Term deposits	-	11,831,671
Current assets	6,589,879	19,709,933
Current liabilities	2,037,402	3,071,368
Working capital	4,552,477	16,638,565

At July 31, 2020, we had cash and cash equivalents of $5,147,703 and working capital of $4,522,477. During Fiscal 2020, we received a loan of $277,250 under the Paycheck Protection Program (the “PPP Loan” and the “PPP Loan”) in the U.S. and $29,842 under the Canadian Emergency Business Account Program (the “CEBA Program” and the “CEBA Loan”). Subsequent to July 31, 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000, which substantially increased our cash and cash equivalent and improved our working capital position. As a consequence, our existing cash resources as at July 31, 2020 and cash received from the September 2020 Offering are expected to provide sufficient funds to carry out our planned operations for the next 12 months from the date that this Annual Report is issued.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales have been realized, our revenues generated from U3O8 sales have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. In Fiscal 2020, we recorded net losses totaling $14,610,516 (Fiscal 2019: $17,152,789; Fiscal 2018: $17,826,634) and we had an accumulated deficit balance of $276,811,300 at July 31, 2020. During Fiscal 2020, net cash used in operating activities totaled $12,870,711 (Fiscal 2019: $12,573,468; Fiscal 2018: 12,511,289). Furthermore, we do not expect to achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. As detailed in the preceding paragraph, we have also relied to a limited extent on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012, however, we have yet to achieve profitability or develop positive cash flow from operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control and including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

For the fiscal year ending July 31, 2021 (“Fiscal 2021”), we estimate that a total of up to $2.4 million will be incurred on our mineral projects for permitting, exploration and pre-extraction activities. We hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay with annual land-related payments totaling $1.6 million to maintain these rights in good standing.

Our anticipated operations including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

●	if the market price of uranium weakens;
●	if the weakness in the market price of our common stock weakens;
●

if we default on making scheduled payments of principal, interest and fees and complying with the restrictive covenants as required under our Credit Facility resulting in accelerated repayment of our indebtedness and/or enforcement by the Lenders against certain key assets securing our indebtedness;

●	if the COVID-19 pandemic worsens or continues over an extended period and causes further financial market uncertainty; and
●

if a nuclear incident, such as the event that occurred at Fukushima in March 2011 were to occur, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

Equity Financings

We filed a Form S-3 shelf registration statement under the Securities Act which was declared effective on March 10, 2017 (the “2017 Shelf”), providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million.

On October 3, 2018, we completed our October 2018 offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878 and each unit was comprised of one share of the Company and one-half of one share purchase warrant (the “October 208 Offering”). Each whole warrant entitles its holder to acquire one share at an exercise price of $2.05 per share, exercisable immediately upon issuance and expiring 30 months from the date of issuance.

On April 9, 2019, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (as the “Lead Manager”) and the co-managers set forth on the signature page of the Offering Agreement (each, a “Co-Manager” and, collectively, with the Lead Manager, the “Managers”); under which the Company may sell shares of its common stock having an aggregate offering price of up to $37.9 million through the Managers (collectively, the “ATM”). In connection with the ATM, on April 9, 2019, we filed a prospectus supplement to the 2017 Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $37.9 million through one or more at-the-market offerings pursuant to the ATM.

On February 21, 2020, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on March 3, 2020 (the “2020 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, up to an aggregate offering amount of $100 million. As a result of the 2020 Shelf, our 2017 Shelf was then deemed terminated and, as consequence, our then ATM terminated unless renewed under the 2020 Shelf.

On March 19, 2020, we entered into an Amending Agreement to the Offering Agreement with the Managers under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $30 million through the Managers under its ATM through the 2020 Shelf. At July 31, 2020, no public offer or sale of the Company’s shares was completed under the ATM.

As at July 31, 2020, $30 million of the 2020 Shelf was utilized pursuant to the Amending Agreement to the Offering Agreement with the Managers under which the Company may sell shares of its common stock having an aggregate offering price of up to $30 million; and therefore, as at July 31, 2020 there was $70 million available under the 2020 Shelf.

Subsequent to July 31, 2020, on September 23, 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000.  Each unit was comprised of one share of the Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share at an exercise price of $1.80 per share exercisable immediately upon issuance and expiring 24 months from the date of issuance.  In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

Credit Facility

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders, whereby we and the Lenders agreed to certain further amendments to our Credit Facility, under which initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013, and additional funding of $10,000,000 was received by the Company upon closing of the amended Credit Facility on March 13, 2014.

Key terms of the Third Amended and Restated Credit Agreement are summarized as follows:

●	the extension of the maturity date from January 1, 2020 to January 31, 2022;
●	the deferral of the prior monthly principal payments until the new maturity date of January 31, 2022;
●	the issuance of 1,180,328 shares on signing in Fiscal 2019 representing third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000; and
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

The Credit Facility is non-revolving with an amended term from inception of 8.5 years maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis.

The Third Credit Amended and Restated Agreement supersedes, in their entirety, the Company’s prior Second Amended and Restated Credit Agreement, dated and effective February 9, 2016, the Amended and Restated Credit Agreement, dated and effective March 13, 2014, and the Credit Agreement dated and effective July 30, 2013, with our Lenders.

During Fiscal 2020, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,743,462 shares to our Lenders, with a fair value of $1,400,000, representing 7% of the $20,000,000 principal balance outstanding, as payment of anniversary fees to our Lenders.

During Fiscal 2018, and pursuant to the terms of the Second Amended and Restated Credit Agreement, we issued an aggregate of 641,574 shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding, as payment of anniversary fees to the Lenders.

Refer to “Long-Term Debt Obligations” under Material Commitments and to Note 9: Long-Term Debt to the Consolidated Financial Statements herein.

Government Loans

In April 2020, our Canadian subsidiary received a loan of $29,842 (CAD$40,000) under the CEBA Program, which provides financial relief for Canadian small businesses during the COVID-19 pandemic. The CEBA Loan has an initial term date on December 31, 2022 (the “Initial Term Date”) and may be extended to December 31, 2025. The CEBA Loan is non-revolving, with an interest rate being 0% per annum prior to the Initial Term Date and 5% per annum thereafter during any extended term.

On April 28, 2020, we entered into a business loan agreement with Kleberg Bank, N.A., under the Paycheck Protection Program administered by the Small Business Administration, which is a part of the Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Congress in response to the COVID-19 pandemic. The total loan amount we qualified for was $277,250, which was received on May 5, 2020.

Under the PPP Program the repayment of PPP Loan, including interest, will be forgiven based on payroll, payroll-related and other allowable costs incurred in the eight-week period following the funding of the loan pursuant to the following requirements:

●	that not less than 60% of the loan proceeds be applied to eligible payroll costs;
●

that the remaining 40% of the loan proceeds be applied to any additional payroll costs above 60%, rent payments on leases dated before February 15, 2020 and/or utility payments under any services agreements dated before February 15, 2020; and

●	to maintain employee compensation levels (subject to specific program requirements).

The PPP Program provides for an initial six-month deferral of payments, which is subsequently deferred by another 10 months. The PPP Loan has a two-year maturity ending on April 28, 2022 with an interest rate of 1% per annum. We have submitted application of forgiveness for the PPP Loan and the application is still in process at the date of the Annual Report.

Operating Activities

During Fiscal 2020, net cash used in operating activities totaled $12,870,711 (Fiscal 2019: $12,573,468; Fiscal 2018: $12,511,289), primarily for maintaining production readiness, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2020, net cash provided by financing activities totaled $307,092, consisting of $277,250 from the PPP Loan and $29,842 from the CEBA Loan. During Fiscal 2019, we completed our October 2018 Offering of 12,613,049 units at a price of $1.60 per unit and received net proceeds of $18,969,211. In addition, we received net proceeds of $4,822,357 from the exercise of share purchase warrants and $72,363 from the exercise of stock options. During Fiscal 2018, we received net proceeds of $604,209 from the exercise of share purchase warrants and stock options.

Investing Activities

During Fiscal 2020, net cash provided by the investing activities totaled $11,670,960, primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by cash used in the investment in mineral rights and properties of $80,000 and cash used in the purchase of property, plant and equipment of $83,838. During Fiscal 2019, net cash used by investing activities totaled $12,107,371, primarily for cash used for investments in term deposits totaling $29,858,126, cash used in the investment in mineral rights and properties totaling $155,000, and cash used in the purchase of equipment totaling $137,287, offset by cash received from redemption of term deposits totaling $18,026,455. During Fiscal 2018, cash provided by investing activities totaled $6,341,501, primarily from cash received from the redemption of term deposits totaling $31,771,253, cash and restricted cash received from a mineral property acquisition of $289,038, offset by cash used for investments in term deposits totaling $21,771,253, cash used in the acquisition of mineral rights and properties totaling $3,588,759, and cash used in other non-current assets totaling $346,474.

Stock Options and Warrants

At July 31, 2020, the Company had 15,514,750 stock options outstanding at a weighted-average exercise price of $1.13 per share and 7,721,981 share purchase warrants outstanding at a weighted-average exercise price of $2.03 per share. At July 31, 2020, outstanding stock options and share purchase warrants represented a total 23,236,731 shares issuable for gross proceeds of approximately $33.2 million should these stock options and share purchase warrants be exercised in full. At July 31, 2020, outstanding in-the-money stock options and share purchase warrants represented a total 7,869,500 shares exercisable for gross proceeds of approximately $7.2 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and share purchase warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or share purchase warrants will be exercised in the future.

Plan of Operations

For Fiscal 2021, uranium extraction at PAA-1, 2 and 3 of our Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures and to remain in a state of operational readiness in anticipation of a recovery in uranium prices.  Due to the COVID-19 pandemic, previous plans to resume last year’s successful drilling program at our Burke Hollow Project has been postponed along with the associated capital outlays until market conditions normalize.

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

As at July 31, 2020, we complied with all of the covenants under the Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2021.

As at July 31, 2020, significant payment obligations of the Company over next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations - Principal	$20,000,000	$-	$20,000,000	$-	$-
Long-Term Debt Obligations - Interests and Fees	4,940,000	2,922,222	2,017,778	-	-
Asset Retirement Obligations	8,221,018	-	-	-	8,221,018
Operating Lease Obligations	808,793	228,648	240,145	40,000	300,000
Total	$33,969,811	$3,150,870	$22,257,923	$40,000	$8,521,018

At July 31, 2020, we were renting or leasing office premises in Texas and Wyoming, U.S., Vancouver, British Columbia, Canada, and Paraguay for total monthly payments of $18,000. Office lease agreements for the U.S. and Canada expire between March 2021 and August 2021.

Commitments for Management Services

At July 31, 2020, we were committed to paying our key executives a total of $703,000 per year for management services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data herein.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods. Significant areas requiring management’s estimates and assumptions include valuation and measurement of impairment losses on mineral rights and properties, valuation of stock-based compensation, and valuation of asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions. The following summary provides a description of our critical accounting policies.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require our Company to reclaim the surface areas and restore underground water quality to the pre-existing quality or class of use after the completion of mining. We recognize the present value of the future restoration and remediation costs as an asset retirement obligation in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

Asset retirement obligations (AROs) consist of estimated final well closure, plant and equipment decommissioning and removal and environmental remediation costs to be incurred by our Company in the future. The asset retirement obligation is estimated based on the current costs escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The asset retirement obligations are capitalized as part of the costs of the underlying assets and amortized over its remaining useful life. The asset retirement obligations are accreted to an undiscounted value until they are settled. The accretion expenses are charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Stock-based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards in our Consolidated Statements of Operations and Comprehensive Loss over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is determined using the share price of the Company at the date of grant. The fair value of performance based restricted stock units (“PRSUs”) is determined using a Monte Carlo simulation model. Stock-based compensation expense related to stock option awards is recognized over the requisite service period on an accelerating basis. Forfeitures are accounted for as they occur.

Accounting Developments

Effective August 1, 2019, we adopted ASC 2016-02, “Leases”, together with subsequent amendments. The new standard requires a lessee to recognize on the balance sheet a liability to make lease payments (the lease liability) and right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term.

Refer to Note 2: Summary of Significant Accounting Policies of the Notes to our Consolidated Financial Statements herein. We do not anticipate that any other recently adopted or recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

Subsequent Event

Subsequent to July 31, 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000. The net proceeds of the September 2020 Offering will be used to fund exploration and development expenditures at the Company’s projects and for general corporate and working capital purposes.

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

Uranium Price Risk

We are subject to market risk related to the market price of uranium. At July 31, 2020, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2020, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firms;
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Loss;
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for our two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2020
Net loss	$(4,405,634)	$(3,273,644)	$(1,888,661)	$(5,042,577)
Total comprehensive loss	(4,009,649)	(3,752,792)	(1,928,309)	(5,052,471)
Basic and diluted loss per share	(0.02)	(0.02)	(0.01)	(0.03)
Total assets	91,389,617	93,647,447	96,514,311	96,696,496

	For the Quarters Ended
	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018
Net loss	$(6,334,132)	$(5,017,557)	$(2,349,674)	$(3,451,426)
Total comprehensive loss	(6,199,949)	(5,177,511)	(2,311,442)	(3,451,426)
Basic and diluted loss per share	(0.04)	(0.03)	(0.01)	(0.02)
Total assets	101,040,242	105,055,912	106,958,178	108,046,108

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DC&P”) (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. ICFR is a framework designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management has used the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (‘‘COSO’’) in order to assess the effectiveness of the Company’s ICFR. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our ICFR was effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate ICFR and DC&P as required by the Sarbanes-Oxley Act (“SOX”) Section 404(a). Due to its inherent limitations, ICFR may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of ICFR to future periods is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our assessment of the effectiveness of our Company’s internal control over financial reporting as at July 31, 2019, material weaknesses were identified in assessing the complexity of the valuation and accounting of a significant non-routine transaction, in a control surrounding information technology general control (“ITGC”), and in our Risk Assessment and Control Activity components of the COSO Framework related to the aggregation of open control deficiencies across our financial reporting process. In particular, the design and documentation of controls around: (i) testing the Company’s Code of Business Conduct and Ethics; (ii) the adoption of new accounting standards; and (iii) accounting for our equity-accounted investment were insufficient. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

During Fiscal 2020, in response to the material weakness relating the significant non-routine transaction, we redesigned the control procedures surrounding significant non-routine transactions and implemented the control procedures in an identified significant non-routine transaction, where we followed proper procedures to identify the complexity of this transaction and engaged an external consultant with expertise in that area. The controls relating to significant non-routine transaction were tested and management has concluded that, through this testing, the identified material weakness relating to significant non-routine transaction has been remediated and that these controls are operating effectively as of July 31, 2020.

During Fiscal 2020, in response to the material weakness relating to ITGC, we reassigned and restricted certain access rights of a senior financial person to our accounting system in order to ensure sufficient segregation of duties. The controls relating to ITGC were tested, and management has concluded that, through this testing, the identified material weakness relating to internal controls over ITGC has been remediated and that these controls are operating effectively as of July 31, 2020.

During Fiscal 2020, in response to the material weakness in our Risk Assessment and Control Activity components of the COSO Framework, we designed and implemented a new control for the review of the Company’s Code of Business Conduct and Ethics whereby a staff was designated to review the responses from the Code of Conduct survey and when an exception is identified, proper actions to address the exception are taken. In addition, we have designed, documented and implemented formal control procedures around accounting for the equity-accounted investment. Furthermore, we redesigned and implemented new control procedures for adoption of new accounting standards. The controls relating to Risk Assessment and Control Activity components of the COSO Framework were tested, and management has concluded that, through this testing, the identified material weakness relating to Risk Assessment and Control Activity components of the COSO Framework has been remediated and that these controls are operating effectively as of July 31, 2020.

As of July 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of July 31, 2020, the Company’s internal controls over financial reporting were effective.

Changes in Internal Controls

Except for the remediation procedures implemented by the Company as described above, there have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 27, 2020 are as follows:

Name	Age	Position with the Company
Amir Adnani	42	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	68	Chairman and a director
David Kong	74	Lead independent director
Vincent Della Volpe	78	A director
Ganpat Mani	73	A director
Gloria Ballesta	45	A director
Pat Obara	64	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	58	Executive Vice President

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

Mr. Adnani is the founder and Chairman of GoldMining Inc., a publicly-listed gold acquisition and development company and is the Chairman of Uranium Royalty Corp., a publicly-listed uranium royalty company. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and is a director of the university’s Alumni Association.

Spencer Abraham. Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2017. Mr. Abraham served as Executive Chairman from October 2015 to March 2017 and as the Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, Mr. Abraham developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries, and led the landmark nuclear nonproliferation HEU program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001. At a time when the Trump Administration and Congress are considering significant issues pertaining to the U.S. uranium mining sector, Mr. Abraham’s expertise in the public policy arena is especially valuable and he is very actively involved in working with the Company to address these matters.

Mr. Abraham has served as a director of Two Harbors Investment Corp. (NYSE: TWO) since May 2014, as a director of PBF Energy Inc. (NYSE: PBF) since October 2012 and as a director of NRG Energy, Inc. (NYSE: NRG) since December 2012. Mr. Abraham served as a director of GenOn Energy, Inc. from January to December 2012, when it was acquired by NRG Energy, Inc. Previously, Mr. Abraham served as a director of Occidental Petroleum Corporation (NYSE: OXY) from 2005 to May 2020, as the non-executive Chairman of the Board of Directors of AREVA Inc., the North American subsidiary of AREVA, and on the boards of several other public and private companies.

Mr. Abraham holds a Juris Doctor degree from Harvard Law School and is an alumnus of Michigan State University.

David Kong. David Kong has served on our Board of Directors since January 2011 and serves as our lead independent director. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the Toronto Stock Exchange (the “TSX”) since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the TSX and the NYSE American since November 2011, and as a director of GoldMining Inc., a public company listed on the TSX and NYSE American since October 2010.

Previously, Mr. Kong served as a director of New Era Minerals Inc., a public company listed on the TSX Venture Exchange (the “TSX-V”) from June 2014 to April 2016.

Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation (CPA, CA) in British Columbia, Canada, in 1978. Mr. Kong was a partner at Ellis Foster, Chartered Accountants from 1981 to 2004, before merging with Ernst & Young LLP, Chartered Professional Accountants, in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

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

Ganpat Mani. Ganpat Mani has served on our Board of Directors since June 2014 and as a director of Uranium Participation Corporation since July 2014. From 2009 to 2013, Mr. Mani was President and Chief Executive Officer of ConverDyn, a partnership between affiliates of Honeywell International Inc. and General Atomics, which specializes in the nuclear fuel conversion trade. During this time, he also served as a director of the Nuclear Energy Institute and was a member of the U.S. Civil Nuclear Trade Advisory Committee. Mr. Mani is a highly-experienced negotiator of contracts with major private and state-owned corporations in Asia, Europe and the U.S. Notably, Mr. Mani negotiated the agreement for the return of uranium feed from the Metropolis conversion facility under the Megatons to Megawatts program between the U.S. and Russia. He also met with government and industry organizations as part of the U.S. Department of Commerce’s multiple nuclear trade missions to India.

From 1994 to 2007, Mr. Mani held several senior marketing positions with ConverDyn, including having served as Senior Vice President. At ConverDyn he was responsible for relations with major nuclear utilities in Asia, Europe and the U.S. and with enrichment companies in Europe and the U.S. Mr. Mani has prepared position papers and draft legislative language for, and represented ConverDyn in, meetings with the United States Departments of Commerce, Energy and State and with industry trade organizations. From 1973 to 1994, Mr. Mani worked at Honeywell International Inc. (formerly Allied-Signal Inc.) where his career spanned a variety of functional areas and product lines.

Mr. Mani holds an MBA from Rutgers University and a Bachelor of Technology Degree in Metallurgical Engineering from Loughborough University, United Kingdom.

Gloria Ballesta. Gloria Ballesta has served on our Board of Directors since July 2018. Ms. Ballesta is the Chief Executive Officer of Content Mode SAS, a contact center based in Colombia, since January 2016, and serves as a director of GoldMining Inc., a public company listed on the TSX and NYSE American since August 2010. Ms. Ballesta has experience managing administrative and compliance procedures for spin-offs, take-overs and financings of various public companies. Ms. Ballesta holds an LLB (Hons.) from the CEU Cardenal Herrera University in Spain and a Master's degree in Marketing and Business Management from ESIC School of Business in Spain.

The following describes the business experience of each of the non-director executive officers of the Company:

Pat Obara. Pat Obara has served as our Secretary, Treasurer and Chief Financial Officer since October 2015, and served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara currently serves as the Chief Financial Officer and Secretary of GoldMining Inc., a public company listed on the TSX and NYSE American, and served as a director of GoldMining Inc. from September 2009 to May 2018. Mr. Obara holds a degree in Building Technology, Land and Construction Economics from the British Columbia Institute of Technology.

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 36-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of energy to meet the world’s ever-expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. Mr. Melbye currently serves as the Chief Executive Officer, President and a director of Uranium Royalty Corp., a public company listed on the TSX-V. From 2014 to 2018, Mr. Melbye served as the Vice President, Commercial at Uranium Participation Corporation, managing a publicly traded fund which allows investors to speculate on physical uranium holdings. Concurrently at that time, Mr. Melbye served as an Advisor to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it related to marketing and sales strategy. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded the company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time that Uranium One was publicly traded on the TSX. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom.

Prior to this, Mr. Melbye spent 22 years with the Cameco Group of companies, both in the Saskatoon head office and with their U.S. subsidiaries. He most recently served as President of Cameco Inc., the subsidiary responsible for managing that company’s world-wide uranium marketing and trading activities (annual sales exceeding 30 million pounds U3O8 through established relationships with most global nuclear utilities). Mr. Melbye’s previous experience includes uranium brokerage and trading at Nukem Inc. in New York, and nuclear fuel procurement at the Palo Verde Nuclear Generating Station in Arizona.

Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, United States and Canadian trade missions to markets such as China, India, United Arab Emirates and Mexico. In 1999, Mr. Melbye provided expert testimony in support of Kazakhstan before the International Trade Commission in Washington, D.C., which lifted trade restrictions on Kazakh uranium in the United States. He is a past Chair of the Board of Governors of the World Nuclear Fuel Market and former President of the Uranium Producers of America (“UPA”). The UPA is the domestic uranium mining industry organization which promotes rational regulatory policy and responsible disposition of United States Department of Energy inventories, a topic in which Mr. Melbye testified before the House Oversight Committee in 2015. Mr. Melbye has been active in grassroots Republican politics, having worked on two United States Senate races and serving on a statewide leadership team for Bush/Cheney ’04. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

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

Audit Committee

Our Board of Directors has established an Audit Committee that operates under a written charter approved by the Board of Directors. Our Audit Committee has been structured to comply with Rule 10A-3 under the Exchange Act. Our Audit Committee is comprised of David Kong, Vincent Della Volpe and Gloria Ballesta, all of whom meet the audit committee member independence standards of the NYSE American. Mr. Kong is the Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Kong satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S-K of the rules of the SEC.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all directors and officers. The Code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

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

Board Diversity

Our Board of Directors has adopted a written Diversity Policy (the “Diversity Policy”) that sets out the Company’s approach to diversity, including gender, on the Board of Directors and among the executive officers of the Company.  The Corporate Governance and Nominating Committee and the Board of Directors aim to attract and maintain directors and an executive team that have an appropriate mix of diversity, skill and expertise.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2020 within two business days as required by the SEC.

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

The responsibilities of the Compensation Committee, as stated in its Charter, include the following:

●	review and approve the Company’s compensation guidelines and structure;
●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;
●	review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including base compensation, bonus, incentive and equity compensation; and
●	periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval, all compensation policies and compensation programs for the executive team.

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2020, the Compensation Committee retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2020 included:

●	compensation philosophy validation;
●	peer group review;
●	executive compensation review and recommendations for our Chief Executive Officer, Chief Financial Officer and Executive Vice President;
●	non-management director compensation review; and
●	review of compensation discussion and analysis in the Company’s proxy statement.

Fees paid for GGA’s services for our last two fiscal years were $20,650 and $21,067 for Fiscal 2019 and Fiscal 2020, respectively.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

In Fiscal 2020, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and non-management director total compensation plans.

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

Benchmarking Compensation and Peer Groups

In Fiscal 2020 the Compensation Committee commissioned a peer group review from GGA as part of a competitive compensation market update review of executive and director compensation in order to stay abreast of changes in the external market and to ensure that the Company continued to benchmark executive compensation with appropriate market comparators. In addition to the external market trends, the Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, established a revised peer group (the “Peer Group”) to better reflect the Company’s current business. The Peer Group remained relatively consistent with prior years and included companies operating in the oil, gas and consumable fuels sector, primarily in North America, of similar size and having a market capitalization generally below $400 million, ranging between 0.25 times and four times the Company’s. Total assets and revenue were also considered as part of the peer selection process. The Company’s market capitalization was positioned around the median at the time of GGA’s Recommendations. The Peer Group was used by the Compensation Committee to establish the compensation levels for the Company’s executives and its Board of Directors.

In Fiscal 2020, with GGA’s Recommendations, our compensation philosophy aimed to align both our executive and Board of Director compensation around the median of the Peer Group.

Peer Group
Abraxas Petroleum Corporation	Energy Fuels Inc.	Laramide Resources Ltd.	UEX Corporation
Adams Resources & Energy, Inc.	Evolution Petroleum Corporation	NexGen Energy Ltd.	UR-Energy Inc.
Comstock Resources, Inc.	Fission Uranium Corp.	PolyMet Mining Corp.
Denison Mines Corp.	Hallador Energy Company	Silvercorp Metals Inc.

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

Effective from May 1, 2016, and again effective on April 1, 2020, the base compensation paid to our executive officers was reduced on a non-accrued basis as more particularly described under “Executive Services Agreements” herein. Effective on October 1, 2020, the base compensation was reinstated to the levels in effect prior to April 1, 2020.

Short-Term Incentive Awards

The short-term incentive plan (the “STIP”) is a variable component of compensation and has the objective of motivating the executive officers to achieve pre-determined objectives over a one-year period and to provide a means to reward the achievement of corporate milestones and fulfillment of the annual business plan. In Fiscal 2020 the Compensation Committee did not award any short-term incentive compensation which it considered appropriate due to challenging market conditions and the COVID-19 pandemic.

Long-Term Incentive (Equity)

The Company’s long-term incentive program provides for, among other awards, the granting of stock options, performance stock options (“PSOs”), RSUs and PRSUs to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares its long-term incentive program to that of comparable companies within our industry and evaluates such factors as the number of shares available for awards under the Company’s 2020 Plan and the number of awards outstanding relative to the number of shares outstanding.

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of stock options, PSOs, RSUs and PRSUs. The Compensation Committee administers the granting of equity awards in accordance with the 2020 Plan.

In Fiscal 2019 the Compensation Committee considered the advice of GGA and the recommendations issued by leading independent proxy advisors and determined that it would implement a performance based long-term incentive award structure based on best market practice to more closely align pay with future performance.

In Fiscal 2019 long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs vest over 36 months but will not settle until the end of the 36-month period and are contingent on the level of performance achieved. The PRSUs are measured based on the Company’s total stockholder return relative to the Global X Uranium ETF (“relative TSR”). The PRSUs are evaluated using relative TSR over three annual periods and one 36-month period. Each of the four measurement periods is weighted 25%. Contingent on the level of performance achieved over each measurement period, the number of PRSUs that may vest at the end of each annual period and at the end of the 36-month period ranges from 0% to 200% of the PRSU target number of weighted units. The following table summarizes the PRSU vesting schedule.

Measurement Period	Weight	Performance Criteria	Company TSR vs. ETF TSR	Weighted Performance Multiplier
Year 1	25%	Annual Relative Total	Greater than -500 bps	0%
		Stockholder Return against	-500 bps	12.5%
		Global X Uranium ETF	0 bps	25%
			+500 bps	50%
Year 2	25%	Annual Relative Total	Greater than -500 bps	0%
		Stockholder Return against	-500 bps	12.5%
		Global X Uranium ETF	0 bps	25%
			+500 bps	50%
Year 3	25%	Annual Relative Total	Greater than -500 bps	0%
		Stockholder Return against	-500 bps	12.5%
		Global X Uranium ETF	0 bps	25%
			+500 bps	50%
Year 1 to Year 3	25%	Three Year Relative Total	Greater than -500 bps	0%
		Stockholder Return against	-500 bps	12.5%
		Global X Uranium ETF	0 bps	25%
			+500 bps	50%

In Fiscal 2020 the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Peer Group. The Compensation Committee determined that stock options, PSOs and RSUs were the most appropriate form of long-term equity incentive to grant in Fiscal 2020 due to market practice.

In Fiscal 2020 long-term equity incentive plan awards were awarded to the executive officers in the form of stock options, PSOs and RSUs, as more particularly described in the “Grants of Plan Based Awards” table below. The stock options vest over 24 months and the RSUs and PSOs vest over 36 months.

In Fiscal 2020 the Compensation Committee recommended modifications to the Company’s long-term incentive plan and, on June 5, 2020, our Board of Directors adopted the Company’s 2020 Plan. On July 30, 2020, our shareholders ratified the 2020 Plan.

The following table summarizes the pay mix for the executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2020:

	Base	Base	Cash	Stock	Stock	At-Risk
	Compensation	Compensation	Bonus	Awards(2)	Options	Pay
Name and Principal Position	Cash	Stock Awards (1)	(STIP)	(LTIP)	(LTIP)	(LTIP)
Amir Adnani	23%	0%	-	48%	29%	77%
President and Chief Executive Officer

Pat Obara	18%	3%	-	45%	34%	79%
Secretary, Treasurer and Chief Financial Officer

Scott Melbye	35%	6%	-	30%	29%	59%
Executive Vice President

Notes:

(1)	These amounts represent stock issued in lieu of cash compensation in order to reduce cash outlays.
(2)	These amounts represent RSUs.

Other Non-Cash Compensation

The Company provides standard health benefits to its executives, including medical, dental and disability insurance.

The Company’s other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Review of Executive Officer Performance

On an annual basis, our Compensation Committee reviews the overall compensation package for our executive officers and evaluates executive officer performance relative to corporate goals. The Compensation Committee has the opportunity to meet with the executive officers at various times throughout the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. The executive officers are not present during voting or deliberations of the Compensation Committee relating to executive compensation.

In Fiscal 2020 the following milestones were attained by the Company as a result of the success of the executives meeting corporate goals:

●

we completed a drilling campaign to prepare for development of the first production area where we drilled 57 exploration/delineation holes and completed 76 monitor wells totaling 54,724 feet at our Burke Hollow Project. We enlarged our first production area with the discovery of additional mineralization in new and existing trends;

●

we completed a drilling campaign to prepare for a PEA where we drilled 49 holes at our Alto Parana Project. Our Alto Parana Project is one of the world’s highest-grade and largest ferro-titanium deposits.   Samples are currently being prepared for shipment to analytical laboratories in Canada and Peru. We will seek to monetize the asset while maintaining our focus and priority on our core uranium business;

●

URC listed on the TSX-V on December 16, 2019. We own 14 million shares of URC, which represents a 19.5% interest in URC. As of the closing of trading on July 31, 2020, our shareholding in URC was valued at CAD$16.2 million. URC is focused on gaining exposure to uranium prices by making strategic investments in uranium interests, including royalties, streams, debt and equity investments in uranium companies, as well as through holdings of physical uranium;

●

we maintained our strategic focus on acquiring and developing U.S. in-situ recovery projects that are an environmentally friendly and lower cost alternative to conventional mining and now control the largest U.S. resource base of fully permitted in-situ recovery projects in Texas and Wyoming. We are ideally positioned to supply potential U.S. government purchases for a national uranium reserve as well as longer-term utility demand;

●

we maintained a perfect safety record with no lost-time accidents and no reportable medical aids during the year. In response to the COVID-19 pandemic, we arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely. Maintenance protocols at our Hobson Processing Facility and at our Palangana ISR Mine remained unchanged. Our Hobson Processing Facility and our Palangana Mine remain on standby for future extraction. We postponed plans to resume drilling at our Burke Hollow Project; and

●	the Company’s shares were retained on the Russell 3000 and related growth and value style indexes.

Subsequent to Fiscal 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000.

Executive Compensation

Amir Adnani, President and Chief Executive Officer

During Fiscal 2020, Amir Adnani, through an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control, was retained to provide certain services to the Company, and his direct and indirect compensation as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise to the Company.

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

Each of the Company’s executive services arrangements with Messrs. Melbye and Obara and Adnani Corp. contemplates the case of termination due to various provisions whereby the named executive officers will receive termination payments, as described below under the heading “Executive Services Agreements”.

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
●

our short-term incentive plan is measured based on business objectives and has a cap on the total amount of payment any position may receive equivalent to 200% of an executive’s base compensation in applicable years when short-term incentive awards are awarded;

●	the use of performance based long-term incentive compensation to encourage a focus on long-term corporate performance;
●	disclosure of executive compensation to stakeholders;
●	established a clawback policy applicable to all cash and equity incentive compensation; and
●	adoption of say-on-pay.

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

As of the date of this Annual Report, Mr. Adnani’s ownership exceeds seven times his current base compensation.

Among our executive officers, ownership exceeds, on average, two times their current base compensation. Our Stock Ownership Guidelines are available on the Company’s website at http://www.uraniumenergy.com.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2020 annual meeting of stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving 89% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2020 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2020, there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended July 31, 2020, 2019 and 2018 (each a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)		Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani	2020	$341,496	$-	$728,000	(4)	$419,169	$-	$-	$-	$1,488,665
President and Chief Executive Officer	2019	396,576	450,000	627,630		290,455	-	-	-	1,764,661
	2018	396,576	340,000	336,600		273,600	-	-	-	1,346,776

Pat Obara (7)	2020	87,767	-	228,766	(5)	160,175				476,708
Secretary, Treasurer	2019	95,354	66,000	231,515		105,620	-	-	-	498,489
and Chief Financial Officer	2018	103,213	50,000	99,436		68,400	-	-	-	321,049

Scott Melbye	2020	176,669	-	185,434	(6)	149,859	-	-	-	511,962
Executive Vice President	2019	185,009	60,000	140,180		66,013	-	-	-	451,202
	2018	188,512	50,000	61,307		51,300	-	-	-	351,119

Notes:

(1)

These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.

(2)

For Fiscal 2020, these amounts represent the aggregate grant date fair value of RSUs and, for Messrs. Obara and Melbye, the fair value of shares at the date of issuance. For Fiscal 2019, these amounts represent the aggregate grant date fair value of RSUs and PRSUs, and for Messrs. Obara and Melbye, the fair value of shares at the date of issuance. For Fiscal 2018, these amounts represent the fair value of shares at the date of issuance. For Fiscal 2020, the grant date fair value of each RSU is $0.91 per share based on the most recent closing price of our common stock as of the grant date of July 16, 2020. For Fiscal 2019, the grant date fair value of each RSU is $0.9421 per share based on the most recent closing price of our common stock as of the grant date of July 30, 2019, and the grant date fair value of each PRSU is $1.15 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using a Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted: expected risk free interest rate: 1.99% to 2.20%; expected volatility: 56.74% to 61.75%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 57.10%.

(3)

For Fiscal 2020, these amounts represent the aggregate grant date fair value of stock options and PSOs which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted July 16, 2020: exercise price: $0.91; expected risk free interest rate: 0.280%; expected annual volatility: 60.004%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $0.456. The following assumptions were used to value the PSOs granted July 16, 2020: exercise price: $1.10; expected risk free interest rate: 0.280%; expected annual volatility: 60.004%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $0.413. For Fiscal 2018 and 2019, these amounts represent the aggregate grant date fair value of stock options which was estimated using the Black-Scholes option pricing model.

(4)	This amount represents the grant date fair value of the RSUs granted to Mr. Adnani on July 16, 2020.
(5)	These amounts include: (i) $14,916 for stock awards issued in lieu of cash compensation in order to reduce cash outlays; and (ii) $213,850 for RSUs granted to Mr. Obara on July 16, 2020.
(6)	These amounts include: (i) $30,734 for stock awards issued in lieu of cash compensation in order to reduce cash outlays; and (ii) $154,700 for RSUs granted to Mr. Melbye on July 16, 2020.
(7)

Mr. Obara was appointed as Secretary, Treasurer and Chief Financial Officer effective October 29, 2015. The Company pays Mr. Obara in Canadian currency. For the purpose of reporting the base compensation paid to Mr. Obara, the compensation was converted from Canadian currency to U.S. currency at the Bank of Canada noon buying rate for the years ended July 31.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2020, as follows:

	Award	Grant	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and
Name	Type(1)	Date	Threshold	Target	Maximum	or Units	Options	Awards	Option Awards
Amir Adnani	Option	July 16, 2020	N/A	N/A	N/A	-	150,000	$0.91	$68,414	(2)
President and Chief Executive Officer	PSO	July 16, 2020	N/A	N/A	N/A	-	850,000	$1.10	350,755	(3)
	RSU	July 16, 2020	N/A	N/A	N/A	800,000	N/A	N/A	728,000	(4)
Pat Obara	Option	July 16, 2020	N/A	N/A	N/A	-	125,000	$0.91	57,012	(2)
Secretary, Treasurer and Chief	PSO	July 16, 2020	N/A	N/A	N/A	-	250,000	$1.10	103,163	(3)
Financial Officer	RSU	July 16, 2020	N/A	N/A	N/A	235,000	N/A	N/A	213,850	(4)
Scott Melbye	Option	July 16, 2020	N/A	N/A	N/A	-	125,000	$0.91	57,012	(2)
Executive Vice President	PSO	July 16, 2020	N/A	N/A	N/A	-	225,000	$1.10	92,847	(3)
	RSU	July 16, 2020	N/A	N/A	N/A	170,000	N/A	N/A	154,700	(4)

Notes:

(1)	Option – refers to stock options granted under our 2020 Plan.

PSO – refers to performance stock options granted under our 2020 Plan.

RSU – refers to restricted stock units granted under our 2020 Plan.

(2)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted July 16, 2020: exercise price: $0.91; expected risk free interest rate: 0.280%; expected annual volatility: 60.004%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $0.456

(3)

These amounts represent the grant date fair value of the PSOs which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the PSOs granted July 16, 2020: exercise price: $1.10; expected risk free interest rate: 0.280%; expected annual volatility: 60.004%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $0.413.

(4)	The grant date fair value of each RSU is $0.91 per share based on the most recent closing price of our common stock as of the grant date of July 16, 2020.

Outstanding Equity Awards

The following table sets forth information as at Fiscal 2020, relating to equity awards that have been granted to the Named Executive Officers:

			Option Awards				Stock Awards
Name	Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)(5)
Amir Adnani	Option	July 28, 2015	300,000	-	0.93	July 28, 2021	-	-	-	-
	Option	August 22, 2016	165,000	-	1.28	August 22, 2022	-	-	-	-
	Option	July 25, 2018	400,000	-	1.53	July 25, 2023	-	-	-	-
	Option	July 30, 2019	275,000	275,000	0.9421	July 30, 2029	-	-	-	-
	Option	July 16, 2020	-	150,000	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	-	850,000	1.10	July 16, 2030	-	-	-	-
	RSU	July 30, 2019	-	-	-		200,000	194,000	-	-
	RSU	July 16, 2020	-	-	-		800,000	776,000	-	-
	PRSU	July 30, 2019	-	-	-		-	-	225,000	258,750

Pat Obara	Option	July 28, 2015	88,000	-	0.93	July 28, 2021	-	-	-	-
	Option	August 22, 2016	80,000	-	1.28	August 22, 2022	-	-	-	-
	Option	July 25, 2018	100,000	-	1.53	July 25, 2023	-	-	-	-
	Option	July 30, 2019	100,000	100,000	0.9421	July 30, 2029	-	-	-	-
	Option	July 16, 2020	-	125,000	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	-	250,000	1.10	July 16, 2030	-	-	-	-
	RSU	July 30, 2019	-	-	-		66,667	64,667	-	-
	RSU	July 16, 2020	-	-	-		235,000	227,950	-	-
	PRSU	July 30, 2019	-	-	-		-	-	75,000	86,250

Scott Melbye	Option	January 12, 2016	300,000	-	0.98	January 12, 2021	-	-	-	-
	Option	August 2, 2016	60,000	-	0.93	August 2, 2021	-	-	-	-
	Option	August 22, 2017	65,000	-	1.28	August 22, 2022	-	-	-	-
	Option	July 25, 2018	75,000	-	1.53	July 25, 2023	-	-	-	-
	Option	July 30, 2019	62,500	62,500	0.9421	July 30, 2029	-	-	-	-
	Option	July 16, 2020	-	125,000	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	-	225,000	1.10	July 16, 2030	-	-	-	-
	RSU	July 30, 2019	-	-	-		30,000	29,100	-	-
	RSU	July 16, 2020	-	-	-		170,000	164,900	-	-
	PRSU	July 30, 2019	-	-	-		-	-	33,750	38,813

Notes:

(1)

Option – refers to stock options granted under our 2020 Plan.

PSO – refers to performance stock options granted under our 2020 Plan.

RSU – refers to restricted stock units granted under our 2020 Plan.

PRSU – refers to performance based restricted stock units granted under our 2020 Plan.

(2)

RSUs granted July 30, 2019 vest in substantially equal installments on each of July 30, 2020, 2021 and 2022. RSUs granted July 16, 2020 vest one-half on July 16, 2021 and one-half in substantially equal installments on each of July 16, 2021, 2022 and 2023.

(3)	The value shown is based on the closing price of our common stock of $0.97 on July 31, 2020.
(4)

Represents unearned shares under PRSUs granted on July 30, 2019. The PRSUs accrue one-quarter on each of July 30, 2020, 2021 and 2022 depending on one-year relative TSR performance and one-quarter on July 30, 2022 depending on three-year relative TSR performance. 90,001 PRSUs and their underlying shares were earned in Fiscal 2020: that being Amir Adnani for 60,675; Pat Obara for 20,225; and Scott Melbye for 9,101 PRSUs. The vested PRSUs accrue annually and settle after 36 months.

(5)

The grant date fair value of each PRSU is $1.15 per share, which incorporates the potential to vest, depending on performance, from 0% to 200% of the number of PRSU units. The fair value of each PRSU was calculated using a Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted: expected risk free interest rate: 1.99% to 2.20%; expected volatility: 56.74% to 61.75%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 57.10%.

Option Exercises and Stock Vested

The following table sets forth the value realized on stock options exercised and stock awards vested for the Named Executive Officers for Fiscal 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting (1) ($)
Amir Adnani, President and Chief Executive Officer	Nil	N/A	100,000	101,000
Pat Obara, Secretary, Treasurer and Chief Financial Officer	Nil	N/A	33,333	33,666
Scott Melbye, Executive Vice President	Nil	N/A	15,000	15,150

Note:

(1)	This amount represents the number of RSUs vested multiplied by the closing price of our common stock as of the vesting date, and is calculated before payment of any applicable withholding taxes.

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

Director Compensation

Directors receive cash and equity compensation for their annual service. The value and form of equity awards granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to directors of other companies in the industry. In Fiscal 2020 stock options awarded to the directors vest over 24 months. RSUs granted to Mr. Abraham, the Chairman of the Company, vest over 36 months. Restricted stock awards were granted as a bonus to Messrs. Kong, Mani and Della Volpe and Ms. Ballesta, the independent directors of the Company. Stock awards were issued in lieu of cash compensation in order to reduce cash outlays.

The following table sets forth information relating to compensation paid to our directors for Fiscal 2020:

Name (1)	Fees Earned Or Paid In Cash	Stock Awards (2)		Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Spencer Abraham	$89,250	$122,500	(4)	$91,219	$-	$-	$-	$302,969
David Kong	11,050	37,234	(5)	34,207	-	-	-	82,491
Ganpat Mani	11,900	37,350	(5)	34,207	-	-	-	83,457
Gloria Ballesta	8,840	36,133	(5)	34,207	-	-	-	79,180
Vincent Della Volpe	11,900	37,350	(5)	34,207	-	-	-	83,457

Notes:

(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)	These amounts represent the fair value of the shares at the date of issuance.
(3)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted July 16, 2020: exercise price: $0.91; expected risk free interest rate: 0.280%; expected annual volatility: 60.004%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $0.456.

(4)

These amounts include: (i) stock issued in lieu of cash compensation in order to reduce cash outlays; and (ii) RSUs granted to Mr. Abraham on July 16, 2020. The RSUs granted July 16, 2020 vest one-half on July 16, 2021 and one-half in substantially equal installments on each of July 16, 2021, 2022 and 2023.

(5)	These amounts include (i) stock issued in lieu of cash compensation in order to reduce cash outlays; and (ii) stock awards granted as a bonus on July 16, 2020.

As at July 31, 2020 our directors held stock options to acquire an aggregate of 4,990,000 shares of our common stock as follows: Spencer Abraham: 1,520,000 stock options; Amir Adnani: 2,415,000 stock options including PSOs; Vincent Della Volpe: 265,000 stock options; David Kong: 275,000 stock options; Ganpat Mani: 250,000 stock options; and Gloria Ballesta: 265,000 stock options.

Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017, and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company and is to be compensated at a rate of $10,833 per month, paid in monthly installments, and $20,000 per year, paid in quarterly installments, for his services as a director of the Company. Effective from May 1, 2016, and again effective on April 1, 2020, the fees payable to Mr. Abraham were reduced on a non-accrued basis as more particularly described under “Director Services Agreement” herein. Effective on October 1, 2020, the fees payable were reinstated to the levels in effect prior to April 1, 2020.

Amir Adnani serves as the Company’s Chief Executive Officer, President and a director. Within his capacity as President and Chief Executive Officer, and through an executive services agreement with a private company, Adnani Corp., controlled by Mr. Adnani, he provides various consulting services to the Company. Mr. Adnani does not receive additional compensation in connection with his service as a director of the Company. Mr. Adnani’s direct and indirect compensation as an executive officer of the Company is disclosed above in the “Summary Compensation Table”.

In Fiscal 2020 David Kong, Vincent Della Volpe, Ganpat Mani and Gloria Ballesta served as independent directors of the Company. Mr. Kong serves as the Company’s lead independent director and as Chairman of the Company’s Audit Committee. Mr. Della Volpe serves as Chairman of each of the Company’s Compensation Committee and Corporate Governance and Nominating Committee.

The Company’s independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees, which are as follows: David Kong (CA$25,000 per year); Vincent Della Volpe ($20,000 per year); Ganpat Mani ($20,000 per year); and Gloria Ballesta (CA$20,000 per year).

Effective from May 1, 2016 retainer fees paid to our independent directors were reduced on a non-accrued basis as follows: David Kong (CA$22,500 per year); Vincent Della Volpe ($18,000 per year); Ganpat Mani ($18,000 per year); and Gloria Ballesta (CA$18,000 per year), of which a portion of fees were paid in shares of common stock of our Company.

Effective from April 1, 2020, due to the COVID-19 pandemic, retainer fees paid to our independent directors were reduced on a non-accrued basis as follows: David Kong (CA$14,625 per year); Vincent Della Volpe ($11,700 per year); Ganpat Mani ($11,700 per year); and Gloria Ballesta (CA$11,700 per year). Effective on October 1, 2020, the retainer fees payable were reinstated to the levels in effect prior to April 1, 2020.

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairmanship fees or meeting attendance fees.

In addition to such retainers, directors may, from time to time, receive bonus payments or equity compensation, which is granted on a discretionary basis. The amount of any bonus payments or the value and form of equity compensation is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to directors of other companies in the industry.

Standard retainer amounts paid to directors, as well as any bonus payments and equity compensation, are determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2020, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our CEO) was $66,835; and
●	the annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this Annual Report, was $1,488,665.

Based on this information, for Fiscal 2020 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 22 to 1.

We believe our CEO Pay Ratio for Fiscal 2020 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short and long-term corporate performance. The ratio of our CEO’s base compensation to the base compensation of our median employee was approximately 22 to 1 because the fixed portion of our CEO’s compensation was positioned near the 50th percentile of his position per the review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards him a mix of compensation with a higher variable component (i.e., annual company bonus, stock options, PSOs, RSUs and PRSUs) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase shareholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2020 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;
●

we determined that, as of July 31, 2020, our employee population consisted of approximately 46 individuals working for us and our consolidated subsidiaries, with approximately 52% of these individuals located in the United States, 20% in Canada and 28% in Paraguay. This population consisted of our full-time, part-time and temporary employees. We do not have seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2020 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2020. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2020;
●	no adjustments were made for cost-of-living differences;
●	an average exchange rate for U.S. dollar for Fiscal 2020 was applied to compensation reported in a foreign currency; and
●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $66,835. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our “Summary Compensation Table” included in this Annual Report.

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

Pursuant to the terms and provisions of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (ii) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis, from its original and stated amount to $30,600, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis from its original and stated amount to $16,830. Effective on October 1, 2020, the monthly fee payable was reinstated to the level in effect prior to April 1, 2020.

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

Pursuant to the terms and provisions of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee of $20,833. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis, from its original and stated amount to $18,750. Effective from June 1, 2016, a portion of monthly fees were paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis from its original and stated amount to $12,187.50. Effective on October 1, 2020, the monthly fee payable was reinstated to the level in effect prior to April 1, 2020.

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

Pursuant to the terms and provisions of the Obara Agreement: (i) Pat Obara provides various services to the Company which are in addition to his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer of the Company; and (ii) we shall pay to Mr. Obara a monthly fee of CA$13,750. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Mr. Obara was reduced on a non-accrued basis, from its original and stated amount to CA$12,375, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Obara was reduced on a non-accrued basis from its original and stated amount to CA$8,043.75. Effective on October 1, 2020, the monthly fee payable was reinstated to the level in effect prior to April 1, 2020.

If the Company elects to not renew the Obara Agreement or any party elects to terminate the Obara Agreement, Mr. Obara’s obligation to provide the services to the Company will continue only until the effective termination date and the Company shall be obligated to provide to Mr. Obara: (i) any fees which would then be due and owing by the Company to Mr. Obara to the effective termination date; (ii) any expense payment reimbursements which would then be due and owing by the Company to Mr. Obara to the effective termination date (the “Obara Outstanding Expense Reimbursements”); (iii) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Obara to the effective termination date (the “Obara Outstanding Vacation Pay”); (iv) subject to applicable provisions of the Obara Agreement and the Company’s Stock Incentive Plan, the vested portion of all Mr. Obara’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall continue to be exercisable for a period of 90 calendar days following the effective termination date (the “Obara Options”); and (v) confirmation that all of Mr. Obara’s then benefits coverage would be covered until the effective termination date (the “Obara Benefits”).

The Obara Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Obara, in which case the Company shall be obligated to provide to Mr. Obara: (i) any fees which would then be due and owing by the Company to Mr. Obara to the effective termination date; (ii) Obara Outstanding Expense Reimbursements; (iii) the Obara Outstanding Vacation Pay; (iv) the Obara Options; and (v) the Obara Benefits.

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

In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016: (i) the monthly fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $9,750, of which a portion was paid in shares of common stock in lieu of cash; and (ii) the annual fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $18,000, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic: (i) the monthly fee payable to Mr. Abraham was reduced on a non-accrued basis from its original and stated amount to $6,337.50; and (ii) the annual fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $11,700. Effective on October 1, 2020, the fees payable were reinstated to the levels in effect prior to April 1, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 27, 2020, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and
●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 197,376,792 shares of common stock outstanding as of October 27, 2020.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following October 27, 2020, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Executive Officers:
Amir Adnani 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	3,955,571 (2)	2.0%
Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	479,587 (3)	*
Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	398,677 (4)	*
David Kong 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	328,333 (5)	*
Ganpat Mani 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	310,633 (6)	*
Gloria Ballesta 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	241,538 (7)	*
Pat Obara 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	791,586 (8)	*
Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	901,238 (9)	*
All directors and executive officers as a group (8 persons)	7,407,163 (10)	3.7%
Major Shareholder:
BlackRock, Inc. 55 East 52nd Street New York, NY, U.S.A., 10055	12,281,857 (11)	6.2%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date hereof. As of October 27, 2020, there were 197,376,792 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 2,733,146 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife, (iii) stock options to purchase 1,158,750 shares of our common stock, which have vested or will vest within 60 days of the date hereof, and (iv) performance based restricted stock units to receive 60,675 shares of our common stock on settlement, which have vested.

(3)	This figure represents (i) 184,587 shares of common stock and (ii) stock options to purchase 295,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(4)	This figure represents (i) 224,302 shares of common stock and (ii) stock options to purchase 174,375 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(5)

This figure represents (i) 136,958 shares of common stock, (ii) 7,000 shares of common stock held of record by Mr. Kong’s wife and (iii) stock options to purchase 184,375 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents (i) 151,258 shares of common stock and (ii) stock options to purchase 159,375 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(7)	This figure represents (i) 77,163 shares of common stock and (ii) stock options to purchase 164,375 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(8)

This figure represents (i) 387,736 shares of common stock, (ii) stock options to purchase 383,625 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) performance based restricted stock units to receive 20,225 shares of our common stock on settlement, which have vested.

(9)

This figure represents (i) 314,012 shares of common stock, (ii) stock options to purchase 578,125 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) performance based restricted stock units to receive 9,101 shares of our common stock on settlement, which have vested.

(10)

This figure represents (i) 4,219,162 shares of common stock, (ii) stock options to purchase 3,098,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) performance based restricted stock units to receive 90,001 shares of our common stock on settlement, which have vested.

(11)	This information is based on a Form 13F filed with the SEC by BlackRock Inc. on August 14, 2020.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2020, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which a related person had or will have a direct or indirect material interest.

During Fiscal 2020, we incurred $98,150 (Fiscal 2019: $149,692 and Fiscal 2018: $148,081) in general and administrative expenses due to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During Fiscal 2018, we issued 104,706 shares with a fair value of $141,678 as settlement of the equivalent amounts owed to Blender.

At July 31, 2020, amounts owed to Blender totaled $31,334 (July 31, 2019: $68,680).  These amounts are unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP served as our independent registered public accounting firm for Fiscal 2019 and from August 2019 to April 2020 and audited our financial statements for the fiscal year ended July 31,2019.

PricewaterhouseCoopers LLP serves as our independent registered public accounting firm from May 2020 and audited our financial statements for the fiscal year ended July 31, 2020.  Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2020	Year Ended July 31, 2019
Audit Fees	$297,707	$357,995
Audit Related Fees	-	-
Tax Fees	52,680	72,277
Total	$350,387	$430,272

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, PricewaterhouseCoopers LLP, and its former independent auditor, Ernst & Young LLP for Fiscal 2020.

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
10.74

Amending Agreement, dated March 19, 2020, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, Haywood Securities (USA) Inc., TD Securities (USA) Inc., Eight Capital, Roth Capital Partners, LLC and Cormark Securities (USA) Limited (55)

10.75

Underwriting Agreement, dated as of September 21, 2020, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, Haywood Securities Inc., TD Securities Inc., Eight Capital and Roth Capital Partners, LLC (56)

10.76	Form of Warrant (56)
21.1	Subsidiaries of Uranium Energy Corp. *
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP *
23.2	Consent of Independent Auditors, Ernst & Young LLP *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.1NS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definitions Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

*	Filed herewith.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.

(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.

(31) Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.

(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.
(55)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2020.
(56)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2020.

_________

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Uranium Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Uranium Energy Corp. and its subsidiaries (together, the Company) as of July 31, 2020 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the year then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada October 28, 2020

We have served as the Company's auditor since 2020.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Uranium Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Uranium Energy Corp. (the Company) as of July 31, 2019, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the two years in the period ended July 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

 /s/ Ernst & Young LLP

Chartered Professional Accountants

We served as the Company's auditor from 2007 to 2020.

Vancouver, Canada

October 14, 2019

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	Note(s)	July 31, 2020	July 31, 2019

CURRENT ASSETS
Cash and cash equivalents	5	$5,147,703	$6,058,186
Term deposits		-	11,831,671
Inventories		211,662	211,662
Prepaid expenses and deposits		1,111,152	1,343,458
Other current assets		119,362	264,956
TOTAL CURRENT ASSETS		6,589,879	19,709,933

MINERAL RIGHTS AND PROPERTIES	3	63,655,503	63,536,895
PROPERTY, PLANT AND EQUIPMENT	4	7,019,817	7,042,359
RESTRICTED CASH	5	1,839,216	1,821,392
EQUITY-ACCOUNTED INVESTMENT	6	11,515,327	8,680,449
OTHER NON-CURRENT ASSETS	7	769,875	249,214
TOTAL ASSETS		$91,389,617	$101,040,242

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,858,499	$3,002,688
Other current liabilities	12	147,569	-
Due to a related party	8	31,334	68,680
TOTAL CURRENT LIABILITIES		2,037,402	3,071,368

LONG-TERM DEBT	9	19,869,477	19,599,963
GOVERNMENT LOAN PAYABLE	10	307,092	-
ASSET RETIREMENT OBLIGATIONS	11	3,734,314	3,541,082
OTHER NON-CURRENT LIABILITIES	12	479,714	50,010
DEFERRED TAX LIABILITIES	15	545,000	550,551
TOTAL LIABILITIES		26,972,999	26,812,974

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 184,635,870 shares issued and outstanding (July 31, 2019 - 180,896,431)	13	184,636	180,896
Additional paid-in capital		341,059,972	336,047,595
Share issuance obligation	13	103,554	187,100
Accumulated deficit		(276,811,300)	(262,200,784)
Accumulated other comprehensive (loss) income		(120,244)	12,461
TOTAL EQUITY		64,416,618	74,227,268
TOTAL LIABILITIES AND EQUITY		$91,389,617	$101,040,242

SUBSEQUENT EVENT	1,13

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Note(s)	2020	2019	2018
COSTS AND EXPENSES
Mineral property expenditures	3	$4,582,403	$4,487,537	4,552,151
General and administrative	8,13	9,441,898	10,142,035	11,407,206
Depreciation, amortization and accretion	3,4,11	310,222	347,441	354,624
LOSS FROM OPERATIONS		(14,334,523)	(14,977,013)	(16,313,981)

OTHER INCOME (EXPENSES)
Interest income		181,520	433,031	227,534
Interest expenses and finance costs	9	(3,460,970)	(3,249,881)	(2,952,202)
Income (loss) from equity-accounted investment	6	2,967,583	(1,103,356)	423,657
Other income		27,980	134,545	82,543
Gain (loss) on disposition of assets	3	2,343	1,595,513	(1,696)
OTHER EXPENSES		(281,544)	(2,190,148)	(2,220,164)
LOSS BEFORE INCOME TAXES		(14,616,067)	(17,167,161)	(18,534,145)

DEFERRED TAX BENEFITS	15	5,551	14,372	707,511
NET LOSS FOR THE YEAR		(14,610,516)	(17,152,789)	(17,826,634)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAXES	6	(132,705)	12,461	118,343
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(14,743,221)	$(17,140,328)	$(17,708,291)

NET LOSS PER SHARE, BASIC AND DILUTED	14	$(0.08)	$(0.10)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		183,041,766	175,844,624	157,123,025

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Note(s)	2020	2019	2018
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(14,610,516)	$(17,152,789)	$(17,826,634)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	3,493,218	2,948,041	3,504,058
Depreciation, amortization and accretion	3,4,11	310,222	347,441	354,624
Amortization of long-term debt discount	9	1,669,514	1,464,989	1,180,139
Re-valuation of asset retirement obligations		-	(274,195)	-
(Gain) loss on disposition of assets		(2,343)	(1,595,513)	1,696
(Income) loss from equity-accounted investment	6	(2,967,583)	1,103,356	(423,657)
Deferred tax benefits		(5,551)	(14,372)	(707,511)
Realized loss on available-for-sale securities		-	799	-
Reimbursable Expenses for Reno Creek acquisition		-	-	483,829
Changes in operating assets and liabilities
Prepaid expenses and deposits		453,949	(62,225)	302,258
Other current assets		145,594	(86,395)	(61,416)
Accounts payable and accrued liabilities		(1,243,838)	679,522	681,286
Due to a related party	8	(37,346)	67,873	39
Other liabilities		(76,031)	-	-
NET CASH USED IN OPERATING ACTIVITIES		(12,870,711)	(12,573,468)	(12,511,289)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs		-	23,843,995	604,209
Proceeds from government loans	10	307,092	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		307,092	23,843,995	604,209

INVESTING ACTIVITIES
Net cash and restricted cash received from a mineral property acquisition		-	-	289,038
Investment in mineral rights and properties		(80,000)	(155,000)	(3,588,759)
Purchase of property, plant and equipment		(83,838)	(137,287)	(12,304)
Increase in other non-current assets		-	-	(346,474)
Investment in term deposits		-	(29,858,126)	(21,771,253)
Proceeds from redemption of term deposits		11,831,671	18,026,455	31,771,253
Proceeds from disposition of assets		3,127	16,587	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		11,670,960	(12,107,371)	6,341,501

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(892,659)	(836,844)	(5,565,579)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		7,879,578	8,716,422	14,282,001
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	5	$6,986,919	$7,879,578	$8,716,422

SUPPLEMENTAL CASH FLOW INFORMATION	18

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2017	139,815,124	$139,815	$272,697,152	$638,142	$(227,325,002)	$(14,702)	$46,135,405
Common stock
Issued upon exercise of stock options	1,094,589	1,095	528,955	-	-	-	530,050
Issued upon exercise of warrants	61,799	62	74,097	-	-	-	74,159
Issued for credit facility	641,574	641	899,359	-	-	-	900,000
Issued in connection with mineral property acquisitions	17,061,592	17,062	23,754,561	-	-	-	23,771,623
Issued for advance royalty payment	46,134	46	61,774	-	-	-	61,820
Issued for settlement of liabilities	565,499	566	845,258	-	-	-	845,824
Stock-based compensation
Common stock issued for consulting services	225,168	225	349,609	-	-	-	349,834
Common stock issued under Stock Incentive Plan	1,664,285	1,664	2,348,057	(638,142)	-	-	1,711,579
Amortization of stock-based compensation	-	-	1,414,629	-	-	-	1,414,629
Warrants
Issued in connection with mineral property acquisition	-	-	5,088,928	-	-	-	5,088,928
Net loss for the year	-	-	-	-	(17,826,634)	-	(17,826,634)
Other comprehensive income	-	-	-	-	-	118,343	118,343
Balance, July 31, 2018	161,175,764	161,176	308,062,379	-	(245,151,636)	103,641	63,175,560
Common stock
Issued for equity financing, net of issuance costs	12,613,049	12,613	15,978,348	-	-	-	15,990,961
Issued upon exercise of stock options	125,879	126	72,237	-	-	-	72,363
Issued upon exercise of warrants	3,999,881	4,000	4,818,357	-	-	-	4,822,357
Issued in exchange of warrants pursuant to Securities Exchange Agreement	750,000	750	976,814	-	-	-	977,564
Issued for credit facility	1,180,328	1,180	1,398,820	-	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	165,404	163	226,376	-	-	-	226,539
Common stock issued under Stock Incentive Plan	886,126	888	1,173,956	187,100	-	-	1,361,944
Amortization of stock-based compensation	-	-	1,359,558	-	-	-	1,359,558
Warrants
Issued for equity financing	-	-	2,978,250	-	-	-	2,978,250
Exchanged for common stock pursuant to Securities Exchange Agreement	-	-	(4,950,000)	-	-	-	(4,950,000)
Difference from Securities Exchange Agreement	-	-	3,952,500	-	-	-	3,952,500
Net loss for the year	-	-	-	-	(17,152,789)	-	(17,152,789)
Reclassification upon adoption of ASU No. 2016-01	-	-	-	-	103,641	(103,641)	-
Other comprehensive income	-	-	-	-	-	12,461	12,461
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Common stock
Issued for credit facility	1,743,462	1,743	1,398,257	-	-	-	1,400,000
Issued (accrued) upon vesting of RSUs and PRSUs	105,844	106	(153,307)	103,554	-	-	(49,647)
Stock-based compensation
Common stock issued for consulting services	380,933	381	350,696	-	-	-	351,077
Common stock issued under Stock Incentive Plan	1,509,200	1,510	1,308,507	(187,100)	-	-	1,122,917
Amortization of stock-based compensation	-	-	2,085,491	-	-	-	2,085,491
Warrants
Issued for consulting services	-	-	22,733	-	-	-	22,733
Net loss for the year	-	-	-	-	(14,610,516)	-	(14,610,516)
Other comprehensive loss	-	-	-	-	-	(132,705)	(132,705)
Balance, July 31, 2020	184,635,870	$184,636	$341,059,972	$103,554	$(276,811,300)	$(120,244)	$64,416,618

The accompanying notes are an integral part of these consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

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

At July 31, 2020, we had a working capital of $4.6 million including cash and cash equivalents of $5.1 million. Subsequent to July 31, 2020, we completed a public offering (the “September 2020 Offering”) of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15 million, which substantially increased our cash and cash equivalent and improved our working capital position. Refer to Note 13: Capital Stock herein. As a consequence, our existing cash resources and cash received from the September 2020 Offering are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that our consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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
JULY 31, 2020

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods. Significant areas requiring management’s estimates and assumptions include valuation and measurement of impairment losses on mineral rights and properties, valuation of stock-based compensation and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of our Company, including its subsidiaries, is the United States dollar. Our subsidiaries, UEC Resources Ltd., UEC Resources (SK) Ltd. and Cue Resources Ltd., maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A., MYNM, Trier S.A. and other Paraguayan subsidiaries maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with ASC 830: Foreign Currency Matters, the financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and term deposits with an original maturity of three months or less.

Term Deposits

Term deposits include short-term deposits held with banks with maturities from three months to one year from the date of the initial investments. Term deposits are classified as available-for-sale investments as they represent investments of cash available for current operations. Change in fair value of the available-for-sale investments are recorded in other comprehensive income (loss).

Equity-Accounted Investments

Investments in an entity in which our ownership is greater than 20% but less than 50%, or where other facts and circumstances indicate that we have the ability to exercise significant influence over the operating and financing policies of an entity, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-Accounted Investments are recorded initially at cost and adjusted subsequently to recognize our share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. We periodically evaluate whether declines in fair values of our equity investments below the carrying value are other-than-temporary and if so, whether an impairment loss is required.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

Other Non-Current Assets

Other non-current assets include future expenditures that we have paid in advance but will not receive benefits within one year. Expenses are recognized over the period the expenditures are used or the benefits from the expenditures are received. Transaction costs incurred in connection with acquisitions of long-term assets are also included in other non-current assets, which will be capitalized as acquisition costs if the transaction succeeds or will be written off if the transaction does not complete. Right-of-use (“ROU”) assets recognized in connection with recognition of lease liabilities are also included in Other Non-Current Assets.

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

Databases

Expenditures relating to mineral property databases are capitalized upon acquisition while those developed internally are expensed as incurred. Mineral property databases are amortized using the straight-line method over a five-year period during which management believes these assets will contribute to our cash flows. Databases are included in Mineral Rights and Properties in our Consolidated Balance Sheets.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

●	Hobson processing facility: 20 years;
●	Mining and logging equipment and vehicles: 5 to 10 years;
●	Computer equipment: 3 years;
●	Furniture and fixtures: 5 years; and
●	Building: 20 years

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

Income Taxes

We account for income taxes under the asset and liability method which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. We provide a valuation allowance on deferred tax assets unless it is more likely than not that such assets will be realized.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require our Company to reclaim the surface areas and restore underground water quality to the pre-existing quality or class of use after the completion of mining. We recognize the present value of the future restoration and remediation costs as an asset retirement obligation in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

Asset retirement obligations consist of estimated final well closure, plant and equipment decommissioning and removal and environmental remediation costs to be incurred by our Company in the future. The asset retirement obligation is estimated based on the current costs escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The asset retirement obligations are capitalized as part of the costs of the underlying assets and amortized over its remaining useful life. The asset retirement obligations are accreted to an undiscounted value until they are settled. The accretion expenses are charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Long-Term Debt

Long-Term Debt is carried at amortized cost. Debt issuance costs, debt premiums and discounts and annual fees are included in the long-term debt balance and amortized using the effective interest rate over the contractual terms of the Long-Term Debt.

Leases

We determine if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than 12 months are included in Other Non-Current Assets, Other Current Liabilities and Other Non-Current Liabilities in our Consolidated Balance Sheet. Assets under finance leases are included in Property, Plant and Equipment and the related lease liabilities in Other Current Liabilities and Other Non-Current Liabilities in our Consolidated Balance Sheets.

Operating and finance lease ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. When the rate implicit to the lease cannot be readily determined, we utilize the incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest our Company would have to pay to borrow on a collateralized basis over a similar term and the amount equal to the lease payments in a similar economic environment.

The operating lease expenses are recognized on a straight-line basis over the lease term and included in general and administration expenses. Short-term leases, which have an initial term of 12 months or less, are not recorded in our Consolidated Balance Sheets.

We have leases arrangements that include both lease and non-lease components. We account for each separate lease component and its associated non-lease components as a single lease component for all of our asset classes.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

Stock-Based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards in our Consolidated Statements of Operations and Comprehensive Loss over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSU”s) is determined using the share price of the Company at the date of grant. The fair value of performance based restricted stock units (“PRSU”s) is determined using the Monte Carlo simulation model. Stock-based compensation expense related to stock option awards is recognized over the requisite service period on an accelerating basis. Forfeitures are accounted for as they occur.

The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company's performance and related tax impacts.

Earnings (Loss) Per Common Share

Basic earnings or loss per share includes no potential dilution and is computed by dividing the earnings or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflect the potential dilution of securities that could share in the earnings or loss of our Company. Since our Company has reported net losses since inception, all outstanding stock options, share purchase warrants, RSUs and PRSUs were excluded from the computation of diluted loss per share as their effects would be anti-dilutive.

Recently Adopted Accounting Standards

In February 2016 the Financial Accounting Standards Board (“FASB”) issued ASC 2016-02, “Leases”, (Topic “842”), together with subsequent amendments. The new standard requires a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and ROU asset representing the right to the underlying asset for the lease term.

Effective August 1, 2019, we adopted this new standard using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption. Therefore, upon adoption, we have recognized and measured leases without revising comparative period information or disclosure. We elected the package of practical expedients permitted under the transition guidance, which applies to expired or existing leases and allows our Company not to reassess whether a contract contains a lease, the lease classification and any initial direct costs incurred.

We elected the following optional practical expedients:

●	we elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year;
●	we elected the land easements practical expedient whereby existing land easements are not reassessed under the new standard;
●	we elected hindsight practical expedient when determining lease term; and
●	we elected the practical expedient not to separate non-lease components from lease components.

Based on contracts outstanding at August 1, 2019, the adoption of the new standard resulted in the recognition of operating lease ROU assets of $876,590, including $92,235 reclassified from Prepaid Expenses and Deposits and lease liabilities of $784,355. Adoption of this standard did not have a material impact to our Consolidated Statements of Operations and Comprehensive Loss and our Consolidated Statements of Cash Flows. See Note 12: Lease Liabilities herein for additional qualitative and quantitative disclosures related to leasing arrangements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

NOTE 3:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At July 31, 2020, we had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. At July 31, 2020, annual maintenance payments of approximately $1,506,000 were required to maintain these mineral rights.

The carrying value of these mineral rights and properties are as follows:

	July 31, 2020	July 31, 2019
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	799,854	699,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	30,000	-
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,581,387	67,451,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,651,503	63,521,503

Databases	2,410,038	2,410,038
Accumulated Amortization	(2,410,038)	(2,409,188)
	-	850

Land Use Agreements	48,770	404,310
Accumulated Amortization	(44,770)	(389,768)
	4,000	14,542
	$63,655,503	$63,536,895

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

The Palangana Mine has been the Company’s sole source to generate sales revenues from uranium concentrates. The Palangana Mine generated revenues during Fiscal 2012, Fiscal 2013 and Fiscal 2015, with no sales revenues generated during any other fiscal years. The economic viability of the Company’s mining activities, including the expected duration and profitability of the Palangana Mine and of any future satellite ISR mines, such as the Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, and the Reno Creek Project in Wyoming, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in profitable mining activities.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

During the year ended July 31, 2019 (“Fiscal 2019”), we completed a royalty purchase agreement (the "Royalty Purchase Agreement") whereby Uranium Royalty Corp (“URC”) purchased from our Company a 1% net smelter return royalty, for uranium only, on each of our Slick Rock Project, Workman Creek Project and Anderson Project. URC is an entity investing in the uranium sector over which our Company has the ability to exercise significant influence. Refer to Note 6: Equity-Accounted Investment herein. On December 4, 2018, we closed the Royalty Purchase Agreement and received 12,000,000 common shares of URC (the “Consideration Shares”) with a fair value of $9,077,842.

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

The net consideration allocation amounts have reduced the carrying value of the Anderson Project by $5,683,895, the Workman Creek Project by $1,082,646 and the Slick Rock Project by $676,650. The net consideration of $2,255,514 allocated to the Slick Rock Project exceeded its then carrying value of $676,650 by $1,578,864, which was recorded as a gain on disposition of asset and included in our Consolidated Statements of Operations and Comprehensive Loss for Fiscal 2019.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

Mineral property expenditures incurred by major projects were as follows:

	Year Ended July 31,
	2020	2019	2018
Mineral Property Expenditures
Palangana Mine	$1,342,927	$1,027,139	$1,047,635
Goliad Project	190,278	96,789	105,264
Burke Hollow Project	1,130,467	1,616,601	675,605
Longhorn Project	17,023	45,848	14,401
Salvo Project	28,318	35,923	36,056
Anderson Project	71,170	81,414	68,167
Workman Creek Project	32,700	30,709	31,300
Slick Rock Project	52,521	53,843	52,218
Reno Creek Project	596,551	655,807	1,278,959
Yuty Project	65,679	102,882	425,298
Oviedo Project	350,211	288,324	119,082
Alto Paraná Titanium Project	230,350	168,956	175,768
Other Mineral Property Expenditures	474,208	557,497	522,398
Revaluation of Asset Retirement Obligations	-	(274,195)	-
	$4,582,403	$4,487,537	$4,552,151

United States Projects

●	Palangana Mine, Texas

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

During Fiscal 2019, the asset retirement obligations (“ARO”) for the Palangana Mine was revised due to changes in the estimated timing of restoration and reclamation at the Palangana Mine. As a result, the corresponding mineral rights and properties was reduced by $258,114 and a credit amount for re-valuation of the ARO totaling $274,195 was recognized as a result of a downward adjustment to the fully depleted underlying mineral rights and properties, which was recorded against the mineral property expenditures for the Palangana Mine. Refer to Note 11: Asset Retirement Obligations herein.

During Fiscal 2020, Fiscal 2019, and Fiscal 2018, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our consolidated financial statements.

●	Goliad Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project, a 995 acre property located in Goliad County, Texas. These agreements are subject to certain fixed royalty interests based on net proceeds from sales or indexed to the sales price of uranium and have an initial five-year term with extension provisions.

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
JULY 31, 2020

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

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project, a 1,340 acre property located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sales price of uranium and have an initial five-year term with extension provisions.

●	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases at the Anderson Project, a 8,268 acre property located in Yavapai County, Arizona.

During Fiscal 2019, in connection with the closing of the Royalty Purchase Agreement with URC, and as a result of allocation of the net consideration amount to the Anderson Project, the carrying value of the Anderson Project was reduced from $9,154,268 at July 31, 2018 by $5,683,895 to a carrying value of $3,470,373 at July 31, 2019 and July 31, 2020.

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

During Fiscal 2020, advance royalty payments of $100,000 (Fiscal 2019: $125,000) were capitalized as Mineral Rights and Properties and added to the carrying value of the Workman Creek Project.

During Fiscal 2019, in connection with the closing of the Royalty Purchase Agreement with URC, and as a result of allocation of the net consideration amount to the Workman Creek Project, the carrying value of the Workman Creek Project was reduced by $1,082,646.

●	Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in the Los Cuatros Project, a 640 acre property located in Maricopa County, Arizona.

●	Slick Rock Project, Colorado

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project, a 5,333 acre property located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment beginning in November 2017.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

During Fiscal 2020 and Fiscal 2019, advance royalty payments of $30,000 and $30,000, respectively, were capitalized as Mineral Rights and Properties on our Consolidated Balance Sheets for those fiscal years.

During Fiscal 2019, in connection with the closing of the Royalty Purchase Agreement with URC and as a result of allocation of the net consideration amount of $2,255,514 to the Slick Rock Project, the carrying value of the Slick Rock Project was reduced by $676,650, and a gain on disposition of asset of $1,578,864 was recognized and included in our Consolidated Statements of Operations and Comprehensive Loss for Fiscal 2019.

●	Reno Creek Project, Wyoming

The consolidated Reno Creek Project consists of U.S. federal mineral lode claims, state mineral leases, various private mineral leases and certain surface use agreements which grant us the exclusive right to explore, develop and mine for uranium on a 18,763 acre area in Campbell County, Wyoming.  The mineral leases and surface use agreements are subject to certain royalty interests with terms ranging from five to 20 years, some of which have extension provisions.

Canadian Project

●	Diabase Project, Canada

We hold a 100% interest in the Diabase Project which covers an area of 54,236 acres in 10 claim blocks located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada.

Paraguay Projects

During Fiscal 2018 and Fiscal 2019, we had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the former MOPC took the position that certain concessions forming part of the Company’s Yuty and Alto Parana Projects were not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions.

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

The Alto Paraná Titanium Project is a 174,200 acre property under certain titanium mineral concessions, located in the departments of Alto Parana and Canindeyú in Paraguay.  The Alto Paraná Titanium Project is subject to a 1.5% net smelter returns royalty. We have the right, exercisable to July 2023, to acquire 0.5% of the net smelter royalty at a purchase price of $500,000.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2020			July 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(773,933)	$5,868,902	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,393,579	(2,342,518)	51,061	2,467,557	(2,402,681)	64,876
Logging Equipment and Vehicles	1,924,969	(1,736,806)	188,163	1,950,229	(1,730,905)	219,324
Computer Equipment	550,243	(486,467)	63,776	572,551	(546,652)	25,899
Furniture and Fixtures	170,701	(169,946)	755	170,701	(169,379)	1,322
Land and Buildings	889,606	(42,446)	847,160	889,606	(27,570)	862,036
	$12,571,933	$(5,552,116)	$7,019,817	$12,693,479	$(5,651,120)	$7,042,359

Hobson Processing Facility

During Fiscal 2019, the ARO for the Hobson Processing Facility was revised due to changes in the estimated timing of decommissioning activities, which resulted in a reduction of $176,253 to the ARO asset of the Hobson Processing Facility.

During Fiscal 2020, Fiscal 2019 and Fiscal 2018, no material amount of uranium concentrate was processed at the Hobson Processing Facility due to the reduced operations at the Palangana Mine. As a result, no depreciation for the Hobson Processing Facility was recorded in our Consolidated Financial Statements for these fiscal years.

NOTE 5:	RESTRICTED CASH

Restricted cash includes cash and cash equivalents and money market funds as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, for estimated reclamation costs associated with our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Anderson Project. Restricted cash will be released upon completion of reclamation of a mineral property or restructuring of a surety and collateral arrangement.

	July 31, 2020	July 31, 2019
Restricted cash, beginning of period	$1,821,392	$1,789,899
Interest received	17,824	31,493
Restricted cash, end of period	$1,839,216	$1,821,392

Cash, cash equivalents and restricted cash are included in the following accounts at July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Cash and cash equivalents	$5,147,703	$6,058,186
Restricted cash	1,839,216	1,821,392
Total cash, cash equivalents and restricted cash	$6,986,919	$7,879,578

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

NOTE 6:	EQUITY-ACCOUNTED INVESTMENT

During Fiscal 2019, we closed the Royalty Purchase Agreement and received 12,000,000 Consideration Shares of URC, which increased our holdings to 14,000,000 URC shares, representing a 32.6% interest in URC at July 31, 2019. Refer to Note 3: Mineral Rights and Properties herein.

During Fiscal 2020, URC completed an initial public offering and is now listed for trading on the TSX Venture Exchange. As at July 31, 2020, the fair value of our investment in URC was approximately $12.1 million.

As at July 31, 2020, we owned a 19.5% (July 31, 2019: 32.6%; July 31, 2018: 11.3%) interest in URC. In addition, two of our officers are members of URC’s board of directors, one of which is also an officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist at July 31, 2020.

During Fiscal 2020, Fiscal 2019 and Fiscal 2018, the changes in carrying value of the investment in URC are summarized as follows:

Balance, July 31, 2017	$151,676
Share of income from URC	29,001
Gain on ownership interest dilution	394,656
Share of other comprehensive income	118,169
Balance, July 31, 2018	693,502
Share consideration received from sale of royalty interests	9,077,842
Share of loss from URC	(1,858,901)
Gain on ownership interest dilution	755,545
Translation gain	12,461
Balance, July 31, 2019	8,680,449
Share of loss from URC	(89,073)
Gain on ownership interest dilution	3,056,656
Translation loss	(132,705)
Balance, July 31, 2020	$11,515,327

NOTE 7:	OTHER NON-CURRENT ASSETS

At July 31, 2020, other non-current assets totaled $769,875 (July 31, 2019: $249,214), which included ROU assets relating to the operating leases of $653,304 (July 31, 2019: $Nil) and the non-current portion of certain prepaid expenses of $116,571 (July 31, 2019: $249,214).

NOTE 8:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2020, we incurred $98,150 (Fiscal 2019: $149,692 and Fiscal 2018: $148,081) in general and administrative expenses due to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

During Fiscal 2018, we issued 104,706 shares with a fair value of $141,678 as settlement of the equivalent amounts owed to Blender.

At July 31, 2020, amounts owed to Blender totaled $31,334 (July 31, 2019: $68,680). These amounts are unsecured, non-interest bearing and due on demand.

During Fiscal 2019, we closed the Royalty Purchase Agreement and received 12,000,000 Consideration Shares of URC. Refer to Note 6: Equity-accounted Investment herein.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

NOTE 9:	LONG-TERM DEBT

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with each of Sprott Resource Lending Partnership, as agent, and our remaining lenders and participants (collectively, the “Lenders”), whereby we and the Lenders agreed to certain further amendments to our $20,000,000 credit facility (the “Credit Facility”).

The key terms of the Third Amended and Restated Credit Agreement are summarized as follows:

●	extension of the maturity date from January 1, 2020 to January 31, 2022;
●	deferral of the prior monthly principal payments until the new maturity date of January 31, 2022;
●

issuance on signing in Fiscal 2019 of third extension fee shares equal to 7% of the principal balance outstanding or $1,400,000 paid to the Lenders by way of the issuance of 1,180,328 shares of the Company; and

●

payment of anniversary fees to the Lenders on each of November 30, 2019, 2020 and 2021, of 7%, 6.5% and 6%, respectively, of the principal balance then outstanding, if any, payable at the option of the Company in cash or shares of the Company with a price per share calculated at a 10% discount to the five trading-day volume-weighted average price of the Company’s shares immediately prior to the applicable date.

Under the terms of the Third Amended and Restated Credit Agreement, the Credit Facility remains non-revolving with an amended term from inception of 8.5 years maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis. An effective interest rate of 16.67% has been calculated under the assumption that the Company will carry the full principal balance of $20,000,000 to its contractual maturity on January 31, 2022 without exercising the prepayment feature where we can repay a partial or the full amount of principal without causing any penalties. Therefore, the anniversary fee payments of $1,400,000, $1,300,000 and $1,200,000, which are calculated on the full principal balance, will become due on each of November 30, 2019, 2020 and 2021, respectively.

The Third Amended and Restated Credit Agreement supersedes, in their entirety, the Second Amended and Restated Credit Agreement, dated and effective February 9, 2016, the Amended and Restated Credit Agreement, dated and effective March 13, 2014, and the Credit Agreement, dated and effective July 30, 2013, with our Lenders.

At July 31, 2020, long-term debt consisted of the following:

	July 31, 2020	July 31, 2019
Principal amount	$20,000,000	$20,000,000
Unamortized discount and accrued fees	(130,523)	(400,037)
Long-term debt, net of unamortized discount	$19,869,477	$19,599,963

During Fiscal 2020 and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,743,462 shares with a fair value of $1,400,000, representing 7% of the $20,000,000 principal balance outstanding at October 31, 2019, as payment of anniversary fees to the Lenders.

During Fiscal 2018 and pursuant to the terms of the Second Amended and Restated Credit Agreement, we issued 641,574 shares with a fair value of $900,000, representing 4.5% of the $20,000,000 principal balance outstanding at January 31, 2018, as payment of anniversary fees to the Lenders.

In Fiscal 2020, the amortization of debt discount and accrued fees totaled $1,669,514 (Fiscal 2019: $1,464,989; Fiscal 2018: $1,180,139), which was recorded as interest expense and included in our Consolidated Statements of Operations and Comprehensive Loss.

The shares issued to the Lenders either as the third extension fees or the anniversary fees have been recorded as discounts on long-term debt, which are amortized using the respective effective interest rates at the time of issuance over the remaining contractual life of the long-term debt.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at July 31, 2020 are as follows:

Fiscal 2021	$-
Fiscal 2022	20,000,000
Total	$20,000,000

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

NOTE 10:	GOVERNMENT LOAN PAYABLE

In April 2020, our Canadian subsidiary received a loan of $29,842 (CAD$40,000) through the CEBA Program, which provides financial relief for Canadian small businesses during the COVID-19 pandemic. The CEBA Loan has an initial term date on December 31, 2022 (the “Initial Term Date”) and may be extended to December 31, 2025. The CEBA Loan is non-revolving, with an interest rate being 0% per annum prior to the Initial Term Date and 5% per annum thereafter during any extended term, which is calculated daily and paid monthly. The CEBA Loan can be repaid at any time without penalty and, if at least 75% of the CEBA Loan is paid prior to the Initial Term Date, the remaining balance of the CEBA Loan will be forgiven. We anticipate repaying the CEBA Loan prior to the Initial Term Date.

On April 28, 2020, we entered into a business loan agreement with Kleberg Bank, N.A., under the PPP Program administered by the Small Business Administration. The PPP Program is a part of the Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Congress on March 27, 2020 in response to the COVID-19 pandemic. The total loan amount we qualified for was $277,250, which was received on May 5, 2020.

Under the PPP Program the repayment of these loans, including interest, will be forgiven based on payroll, payroll-related and other allowable costs incurred in the eight-week period following the funding of the loan pursuant to the following requirements:

●	that not less than 60% of the loan proceeds be applied to eligible payroll costs;
●

that the remaining 40% of the loan proceeds be applied to any additional payroll costs above 60%, rent payments on leases dated before February 15, 2020 and/or utility payments under any services agreements dated before February 15, 2020; and

●	to maintain employee compensation levels (subject to specific program requirements).

The PPP Program provides for an initial six-month deferral of payments, which was subsequently further deferred by another 10 months. The PPP Loan has a two-year maturity ending on April 28, 2022 with an interest rate of 1% per annum.

At July 31, 2020, both the CEBA Loan and the PPP Loan are accounted for as a loan under ASC 470: Debt, which are reported as Government Loan Payable of $307,092 (July 31, 2019: $Nil) on our Consolidated Balance Sheets. An income will be recognized in the period when the PPP Loan and the CEBA Loan are forgiven.

Subsequent to July 31, 2020, we submitted an application for the forgiveness of the PPP Loan and the application is still in process at the date of these Consolidated Financial Statements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (AROs) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility and the Alto Parana Titanium Project pilot plant in Paraguay.

Balance, July 31, 2019	$3,541,082
Accretion	193,232
Balance, July 31, 2020	$3,734,314

During Fiscal 2019, the ARO for the Palangana Mine and the Hobson Processing Facility was revised due to changes in the estimated timing of restoration and reclamation of the Palangana Mine and decommissioning of the Hobson Processing Facility. As a result, ARO liabilities associated with the Palangana Mine reduced by $532,309, and ARO liabilities associated with the Hobson Processing Facility reduced by $176,253. Refer to Note 3: Mineral Rights and Properties and Note 4: Property, Plant and Equipment herein.

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2020			July 31, 2019
Undiscounted amount of estimated cash flows	$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2021	$-
Fiscal 2022	-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Remaining balance	8,221,018
$8,221,018

NOTE 12:	LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 0.7 to 18.8 years at July 31, 2020. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation. Short-term leases, which have an initial term of 12 months or less, are not recorded on our Consolidated Balance Sheets.

During Fiscal 2020 total lease expenses include the following components:

Year Ended
July 31, 2020
Operating leases	$229,706
Short-term leases	445,287
Total Lease Expenses	$674,993

As at July 31, 2020, the weighted average remaining lease term was 15.4 years and weighted average discount rate was 4.7%.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

During Fiscal 2020, cash paid for amounts included in the measurement of operating lease liabilities totaled $176,425.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2021	$161,747
Fiscal 2022	220,000
Fiscal 2023	20,000
Fiscal 2024	20,000
Fiscal 2025	20,000
Thereafter	300,000
Total lease payments	741,747
Less: imputed interest	(164,474)
Present value of lease liabilities	$577,273

Currrent portion of lease liabilities	$139,069
Non-curent portion of lease liabilities	$438,204

Current lease liabilities are included in Other Current Liabilities, and non-current liabilities are included in Other Non-Current Liabilities in our Consolidated Balance Sheets.

NOTE 13:	CAPITAL STOCK

Equity Financing

Subsequent to July 31, 2020, we completed the September 2020 Offering of 12,500,000 units at a price of $1.20 for gross proceeds of $15,000,000. Each unit was comprised of one share of our Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share at an exercise price of $1.80 per share, exercisable immediately upon issuance and expiring 24 months from the date of issuance. In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

On October 3, 2018, we completed a public offering of 12,613,049 units at a price of $1.60 per unit for gross proceeds of $20,180,878 (the “October 2018 Offering”). Each unit was comprised of one share of the Company and one-half of one share purchase warrant and each whole warrant entitles its holder to acquire one share at an exercise price of $2.05 per share, exercisable immediately upon issuance and expiring 30 months from the date of issuance. In connection with the October 2018 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 756,782 shares of our Company, exercisable at an exercise price of $2.05 per share and expiring 30 months from the date of issuance.

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
JULY 31, 2020

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
$18,969,211

Share Transactions

During Fiscal 2019, we entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) with Pacific Roads Resources Funds (“PRRF”), who we acquired the Reno Creek Project from and who collectively owned 11,000,000 outstanding warrants (“PRRF Warrants”) of the Company. Pursuant to the Securities Exchange Agreement, PRRF exchanged their collective 11,000,000 outstanding PRRF Warrants for an aggregate of 750,000 shares of the Company with a fair value of $1.33 per share.   The PRRF Warrants, with an exercise price of $2.30 and expiry date of August 9, 2022, were valued at $0.45 per share using the Barrier Option Pricing Model at the date of issuance on August 9, 2017, in connection with the acquisition of the Reno Creek Project. The difference of $4,950,000 between the carrying value of the PRRF Warrants and fair value of the shares of $997,500 was recorded as additional paid in capital and had no impact on our Company’s Consolidated Statements of Operations and Comprehensive Loss.

Share Purchase Warrants

During Fiscal 2019, we received cash proceeds totaling $4,822,357 from the exercise of 3,999,881 share purchase warrants at a weighted average exercise price of $1.21 per share.

A continuity schedule of outstanding share purchase warrants as at July 31, 2020, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2017	19,676,560	$1.78
Issued	11,358,728	2.30
Exercised	(61,799)	1.20
Expired	(50,000)	1.95
Balance, July 31, 2018	30,923,489	1.97
Issued	7,063,253	2.05
Exercised	(3,999,881)	1.21
Expired	(3,542,951)	2.13
Exchanged for shares pursuant to Securities Exchange Agreement	(11,000,000)	2.30
Balance, July 31, 2019	19,443,910	1.94
Issued	300,000	1.38
Expired	(12,021,929)	1.87
Balance, July 31, 2020	7,721,981	$2.03

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

A summary of share purchase warrants outstanding and exercisable as at July 31, 2020 are as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.25	150,000	0.40	December 23, 2020
1.50	150,000	0.40	December 23, 2020
2.05	7,063,253	0.67	April 3, 2021
2.30	308,728	2.02	August 9, 2022
1.64	50,000	2.80	May 21, 2023
$2.03	7,721,981	0.73

Stock Options

At July 31, 2020, we had one stock option plan, the 2020 Stock Incentive Plan (the “2020 Plan”), which superseded and replaced the Company’s 2019 Stock Incentive Plan (collectively the “Stock Incentive Plan”), such that no further shares are issuable under the prior plan.

During Fiscal 2020, we granted stock options under the Stock Incentive Plan to certain of our directors, officers, employees and consultants to purchase an aggregate of 4,838,900 (Fiscal 2019: 2,006,350; Fiscal 2018: 4,083,000) shares of the Company, which are subject to a 24 month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of the 12,18 and 24 months after the grant date, 25% of the total stock options become exercisable. In addition, we granted performance stock options (the “Performance Stock Options”) under the Stock Incentive Plan to certain of our directors and officers to purchase an aggregate of 1,325,000 shares of the Company. The Performance Stock Options are subject to a three year vesting provision whereby one-third of the total Performance Stock Options become exercisable at the end of each of the first, second and third year after the date of grant. The stock options including the Performance Stock Options granted in Fiscal 2020 and Fiscal 2019 have a term of 10 years, whereas the options granted during Fiscal 2018 have a term of five years.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Year Ended July 31,
	2020	2019	2018
Expected Risk Free Interest Rate	0.40%	1.86%	2.24%
Expected Volatility	60.48%	65.62%	67.60%
Expected Life in Years	4.9	4.9	3.1
Expected Dividend Yield	0%	0%	0%
Weighted-Average Grant Date Fair Value	$0.45	$0.53	$0.68

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

A continuity schedule of outstanding stock options at July 31, 2020, and the changes during the periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2017	12,260,500	$1.33
Granted	4,083,000	1.40
Exercised	(1,365,625)	0.70
Forfeited	(66,250)	1.24
Balance, July 31, 2018	14,911,625	1.41
Granted	2,006,350	0.97
Exercised	(259,625)	1.12
Cancelled/Forfeited	(910,000)	2.41
Expired	(10,000)	1.50
Balance, July 31, 2019	15,738,350	1.30
Granted	6,163,900	0.95
Cancelled/Forfeited	(179,344)	1.02
Expired	(6,208,156)	1.39
Balance, July 31, 2020	15,514,750	$1.13

The table below sets forth the number of shares issued and cash received upon exercise of the stock options:

	Year Ended July 31,
	2020	2019	2018
Number of Shares Issued Upon Exercise of Options	-	125,879	1,094,589
Number of Options Exercised on Forfeiture Basis	-	193,375	580,625
Number of Net Shares Issued	-	59,629	309,589
Number of Options Exercised on Cash Basis	-	66,250	785,000
Cash Received from Exercise of Stock Options	$-	$72,363	$530,050
Total Intrinsic Value of Options Exercised	$-	$134,174	$1,049,694

A continuity schedule of outstanding unvested stock options at July 31, 2020, and the changes during the periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2017	765,750	$0.58
Granted	4,083,000	0.68
Vested	(1,303,000)	0.65
Forfeited	(66,250)	0.62
Balance, July 31, 2018	3,479,500	0.68
Granted	2,006,350	0.53
Vested	(2,055,250)	0.68
Forfeited	(120,000)	0.67
Balance, July 31, 2019	3,310,600	0.59
Granted	6,163,900	0.45
Vested	(2,590,154)	0.60
Cancelled/Forfeited	(86,875)	0.43
Balance, July 31, 2020	6,797,471	$0.46

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

At July 31, 2020, the aggregate intrinsic value of all outstanding stock options granted was estimated at $391,508 (vested: $95,261 and unvested: $296,247). At July 31, 2020, the unrecognized compensation cost related to unvested stock options was $2,500,153 expected to be recognized over 1.31 years.

A summary of stock options outstanding and exercisable at July 31, 2020 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at July 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at July 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	8,169,500	$0.92	7.64	2,843,279	$0.94	4.03
$1.00	to	$1.49	5,005,000	1.19	3.81	3,533,750	1.22	1.47
$1.50	to	$3.28	2,340,250	1.75	2.59	2,340,250	1.75	2.59
			15,514,750	$1.13	5.64	8,717,279	$1.27	2.61

Restricted Stock Units

During Fiscal 2020, the Company granted an aggregate of 1,305,000 RSUs with a fair value of $0.91 per RSU, determined using the share price at the date of grant, to certain directors and officers of the Company under the Stock Incentive Plan. These RSUs have a vesting period of three years from the grant date, whereby one-half of the RSUs will vest at the end of the first year, and one-third of the remaining one-half will vest at the end of each of the first, second and third year, respectively, from the date of grant.

During Fiscal 2019, the Company granted an aggregate of 465,000 RSUs with a fair value of $0.9421 per RSU, determined using the share price at the date of grant, to certain directors and officers of the Company under the Stock Incentive Plan. These RSUs have a vesting period of three years from the grant date such that one-third of the RSUs will vest at the end of each of the first, second and third year, respectively, from the date of grant.

A summary of outstanding unvested RSUs at July 31, 2020 is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	310,000	$0.94	2.00	$8,649
July 16, 2020	1,305,000	0.91	2.96	78,300
	1,615,000	$0.92	2.77	$86,949

A continuity schedule of outstanding RSUs at July 31, 2020, and the changes during the periods, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, July 31, 2018	-	$-
Granted	465,000	0.94
Balance, July 31, 2019	465,000	0.94
Granted	1,305,000	0.91
Vested	(155,000)	0.94
Balance, July 31, 2020	1,615,000	$0.92

During Fiscal 2020, stock-based compensation relating to the RSUs totaled $310,127 (Fiscal 2019: $Nil; Fiscal 2018: $Nil). During Fiscal 2020, 155,000 RSUs were vested resulting in 105,844 net RSU shares being issued with 49,156 RSUs forfeited as payments for payroll withholding amounts. At July 31, 2020, outstanding unvested RSUs totaled 1,615,000 (July 31, 2019: 465,000), and unrecognized compensation costs relating to unvested RSUs totaled $1,315,500, which is expected to be recognized over a period of approximately 1.48 years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

Performance Based Restricted Stock Units

During Fiscal 2019, the Company granted 445,000 target PRSUs (the “Target PRSUs”) and allocated up to an additional 445,000 PRSUs (the “Additional PRSUs”, and together with the Target PRSUs, the “PRSUs”) to the Company’s executive officers. These PRSUs vest based on certain performance goals measured on the Company’s share price relative to the Global X Uranium ETF share price on each anniversary from the grant date over the next three years (the “Performance Period”). The PRSUs will vest based on three (3) one-year relative Total Shareholder Return’s (“TSR”) (stock price appreciation) and one (1) three-year relative TSR from the grant date of the PRSUs (each such measurement period being a “Measurement Period”). Each Measurement Period will be equally weighted 25% as to the number of PRSUs that may vest for such Measurement Period. Depending on the TSR performance, the percentage eligible to vest at the end of each Measurement Period would range from 0% to 200% of the Target PRSUs for that Measurement Period. The vested PRSUs will accrue annually and will not settle until the end of the Performance Period. Each vested PRSU converts into one common share of the Company at the end of the three years Performance Period with no cash settlement alternatives. The PRSUs carry neither rights to dividends nor voting rights. The Company accounts for the PRSU as an equity-settled plan.

These PRSUs have a market condition considered in the determination of the fair value such that the ultimate number of PRSUs that vest will be determined by the Company’s share performance relative to the Global X Uranium ETF share price on each anniversary from the grant date over the Performance Period. The fair value of the Target PRSUs was estimated at $1.15 per Target PRSU at the date of grant using the Monte Carlo simulation model with the following principal assumptions:

Expected Risk Free Interest Rate	1.99%	to	2.20%
Expected Volatility	56.74%	to	61.75%
Expected Dividend Yield		0%
Expected Life in Years		3
Correlation		57.10%

On July 30, 2020, 90,001 of PRSUs vested based on UEC’s share performance then relative to the Global X Uranium ETF. As a result, 90,001 underlying shares were accrued and recorded as share issuance obligations on our Consolidated Balance Sheets.

During Fiscal 2020, stock-based compensation related to amortization of Target PRSUs totaled $272,658 (Fiscal 2019: $Nil; Fiscal 2018: $Nil). At July 31, 2020, outstanding unvested Target PRSUs totaled 333,750 (July 31, 2019: 445,000) and unrecognized compensation costs relating to unvested Target PRSUs totaled $239,352, which is expected to be recognized over a period of approximately 2.0 years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2020, Fiscal 2019 and Fiscal 2018 is as follows:

	Year Ended July 31,
	2020	2019	2018
Stock-Based Compensation for Consultants
Common stock issued for consulting services	$539,552	$644,307	$740,640
Amortization of stock option expenses	240,912	153,549	582,842
	780,464	797,856	1,323,482
Stock-Based Compensation for Management
Common stock issued to management	225,217	269,688	702,505
Amortization of stock option expenses	644,516	516,266	284,556
Amortization of RSU & PRSU expenses	582,785	-	-
	1,452,518	785,954	987,061
Stock-Based Compensation for Employees
Common stock issued to employees	635,414	674,488	773,899
Amortization of stock option expenses	640,011	689,743	547,231
	1,275,425	1,364,231	1,321,130

Settlement of share issuance obligation	(15,189)	-	(127,615)
	$3,493,218	$2,948,041	$3,504,058

During Fiscal 2020, we issued 188,914 shares with a fair value of $171,911 as settlement of share issuance obligations of $187,100 relating to the Fiscal 2019 share bonuses under our Stock Incentive Plan. During Fiscal 2018, we issued 398,839 shares with a fair value of $510,527 as settlement of share issuance obligations of $638,142 relating to the Fiscal 2017 share bonuses under our Stock Incentive Plan.

NOTE 14:	NET LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	Year Ended July 31,
	2020	2019	2018
Numerator
Net Loss for the Year	$(14,610,516)	$(17,152,789)	$(17,826,634)

Denominator
Basic Weighted Average Number of Shares	183,041,766	175,844,624	157,123,025
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-	-
Diluted Weighted Average Number of Shares	183,041,766	175,844,624	157,123,025

Net Loss per Share, Basic and Diluted	$(0.08)	$(0.10)	$(0.11)

For Fiscal 2020, Fiscal 2019 and Fiscal 2018, all outstanding stock options, share purchase warrants and, in particular to Fiscal 2020 and Fiscal 2019, RSUs and PRSUs, were excluded from the computation of diluted loss per share as their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

NOTE 15:	INCOME TAXES

At July 31, 2020, we had U.S. and Canadian net operating loss carry-forwards of approximately $167.3 million and $5.1 million in Canadian dollars, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. In addition, at July 31, 2020, we had U.S. net operating loss totalling $37.3 million and interest expenses of $3.4 million subject to IRC section 163(j) limitation, which will be carried forward indefinitely as a result of the Tax Cut and Jobs Act enacted on December 22, 2017. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and, accordingly, we have recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

We review the valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2020	2019	2018
Federal income tax provision rate	21.00%	21.00%	26.87%
State income tax provision rate, net of federal income tax effect	0.72%	0.52%	0.59%
Total income tax provision rate	21.72%	21.52%	27.46%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2020	2019	2018
Loss before income taxes	$(14,616,067)	$(17,167,161)	$(18,534,145)
Corporate tax rate	21.72%	21.52%	27.46%
Expected tax recovery	(3,174,610)	(3,694,373)	(5,089,476)
Increase (decrease) resulting from
Foreign tax rate differences	85,796	90,391	167,162
Permanent differences	170,023	2,427,665	434,863
Prior year true-up	(435,565)	(160,019)	(141,814)
Foreign exchange rate differences	17,456	39,667	(41,014)
Other	71,805	(94,291)	35,706
Recognition of deferred tax assets	-	-	430,121
Change in valuation allowance	3,233,427	1,373,462	4,156,768
Tax adjustment from operations	(31,668)	(17,498)	(47,684)

Re-measurement of deferred tax liability at 21%	-	-	(232,843)
Recognition of deferred tax assets to offset deferred tax liability	-	-	(430,121)
Unrealized loss, other comprehensive loss	26,117	3,126	3,137
Deferred tax benefits	$(5,551)	$(14,372)	$(707,511)

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years. During Fiscal 2020 and Fiscal 2019, we recorded a deferred tax benefit of $5,551 and $14,372, respectively. During Fiscal 2018, we recognized a deferred tax benefit of $707,511, of which $232,843 resulted from the re-measurement of deferred tax liabilities to the enacted tax rate of 21% on December 22, 2017, and $430,121 resulted from the recognition of deferred tax assets relating to the taxable losses incurred in Fiscal 2018 to offset the remaining deferred tax liabilities relating to the acquisition of the Reno Creek Project.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

At July 31, 2020, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2020	2019	2018
United States	$(13,962,287)	$(16,560,132)	$(17,709,866)
Canada	53,960	120,362	145,267
Paraguay	(707,740)	(727,391)	(969,546)
	$(14,616,067)	$(17,167,161)	$(18,534,145)

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2020	July 31, 2019
Deferred tax assets (liabilities)
Mineral properties	$1,270,292	$1,256,327
Exploration costs	6,384,265	6,551,403
Stock option expense	4,594,159	4,570,905
Depreciable property	(1,157,934)	(937,614)
Inventories	(3,550,814)	(3,343,361)
Asset retirement obligations	62,626	20,561
Other	58,559	35,983
Section 163(j) interest expense carry forwards	733,343	384,109
Loss carry forwards	46,552,687	43,198,434
	54,947,183	51,736,747
Valuation allowance	(54,973,300)	(51,739,873)
Deferred tax assets	(26,117)	(3,126)
Deferred tax assets, other comprehensive loss	26,117	3,126

Deferred tax liabilities
Mineral properties	(545,000)	(550,551)
Net deferred tax liabilities	$(545,000)	$(550,551)

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
Remaining balance	156,594,095
$167,299,520

For U.S. federal income tax purposes, a change in ownership under IRC Section 382 has occurred as a result of the acquisition of the Reno Creek Project during Fiscal 2018 and also in prior years. When an ownership change has occurred, the utilization of these losses against future income would be subject to an annual limitation, which would be equal to the value of the acquired company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	764,230
July 31, 2031	1,747,548
Remaining balance	958,124
$5,051,867

NOTE 16:	FAIR VALUE MEASUREMENT

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

The financial instruments, including cash and cash equivalents, term deposits, accounts payable and accrued liabilities and due to related party amounts, are carried at cost, which approximate their fair values due to the immediate or short-term maturity. Restricted cash are primarily investments in money market funds at major financial institutions and their fair values approximate their carrying values. Government loan payable is carried at amortized cost which approximates its fair value. Long-term debt is carried at amortized costs which approximates its fair value.

NOTE 17:	SEGMENTED INFORMATION

We currently operate in a single reportable segment and we are focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At July 31, 2020, long-term assets located in the U.S. were $57,786,932 or 68% of our total long-term assets of $84,799,738.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2020
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,422,661	$4,527,477	$31,527,870	$116,971	$546,938	$14,513,586	$63,655,503
Property, Plant and Equipment	6,299,786	-	327,639	-	29,677	362,715	7,019,817
Restricted Cash	1,750,243	15,000	73,973	-	-	-	1,839,216
Equity-Accounted Investment	-	-	-	-	11,515,327	-	11,515,327
Other Non-Current Assets	703,312	-	22,000	-	44,563	-	769,875
Total Long-Term Assets	$21,176,002	$4,542,477	$31,951,482	$116,971	$12,136,505	$14,876,301	$84,799,738

	July 31, 2019
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,433,203	$4,427,477	$31,527,870	$87,822	$546,938	$14,513,585	$63,536,895
Property, Plant and Equipment	6,333,950	-	342,515	-	14,223	351,671	7,042,359
Restricted Cash	1,732,419	15,000	73,973	-	-	-	1,821,392
Equity-Accounted Investment	-	-	-	-	8,680,449	-	8,680,449
Other Non-Current Assets	221,214	-	28,000	-	-	-	249,214
Total Long-Term Assets	$20,720,786	$4,442,477	$31,972,358	$87,822	$9,241,610	$14,865,256	$81,330,309

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2020

The table below provides a breakdown of our operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2020
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$3,165,898	$104,191	$596,551	$69,523	$-	$646,240	$4,582,403
General and administrative	6,982,684	13,717	112,193	2,277	2,272,138	58,889	9,441,898
Depreciation, amortization and accretion	273,687	-	14,876	850	11,959	8,850	310,222
Loss from operations	(10,422,269)	(117,908)	(723,620)	(72,650)	(2,284,097)	(713,979)	(14,334,523)

Other income (expenses)	(3,417,783)	(18,965)	2,095	-	3,147,724	5,385	(281,544)
Loss before income taxes	$(13,840,052)	$(136,873)	$(721,525)	$(72,650)	$863,627	$(708,594)	$(14,616,067)

	Year ended July 31, 2019
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$3,072,855	$112,724	$655,807	$69,910	$16,078	$560,163	$4,487,537
General and administrative	6,619,855	14,040	147,648	3,557	3,165,883	191,052	10,142,035
Depreciation, amortization and accretion	314,599	-	14,876	996	11,666	5,304	347,441
Loss from operations	(10,007,309)	(126,764)	(818,331)	(74,463)	(3,193,627)	(756,519)	(14,977,013)

Other income (expenses)	(3,337,331)	(18,914)	2,284	1,578,864	(432,598)	17,547	(2,190,148)
Loss before income taxes	$(13,344,640)	$(145,678)	$(816,047)	$1,504,401	$(3,626,225)	$(738,972)	$(17,167,161)

	Year ended July 31, 2018
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,381,993	$100,296	$1,282,164	$67,550	$-	$720,148	$4,552,151
General and administrative	7,055,370	13,877	581,277	10,931	3,467,934	277,817	11,407,206
Depreciation, amortization and accretion	325,567	-	12,847	996	11,599	3,615	354,624
Loss from operations	(9,762,930)	(114,173)	(1,876,288)	(79,477)	(3,479,533)	(1,001,580)	(16,313,981)

Other income (expenses)	(2,630,691)	(18,914)	1,541	-	423,657	4,243	(2,220,164)
Loss before income taxes	$(12,393,621)	$(133,087)	$(1,874,747)	$(79,477)	$(3,055,876)	$(997,337)	$(18,534,145)

NOTE 18:	SUPPLEMENTAL CASH FLOW INFORMATION

During Fiscal 2020, we paid $1,626,667 (Fiscal 2019: $1,622,222; Fiscal 2018; $1,622,222) for interest on our long-term debt. During Fiscal 2020, we paid $116,279 (Fiscal 2019: $113,117; Fiscal 2018: $118,944) for surety bond premiums.

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
Date: October 28, 2020.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 28, 2020.

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Date: October 28, 2020.

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: October 28, 2020.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 28, 2020.

By:	/s/ David Kong
David Kong
Director
Date: October 28, 2020.

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 28, 2020.

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: October 28, 2020.

__________