Form 10-Q
period 2020-10-31
URANIUM ENERGY CORP
filed 2020-12-15
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 198,893,130 shares of common stock outstanding as of December 11, 2020

 URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Unaudited – Expressed in U.S. Dollars)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Note(s)	October 31, 2020	July 31, 2020

CURRENT ASSETS
Cash and cash equivalents	6	$6,700,603	$5,147,703
Term deposits	3	10,000,000	-
Inventories		211,662	211,662
Prepaid expenses and deposits		1,118,616	1,111,152
Other current assets		112,659	119,362
TOTAL CURRENT ASSETS		18,143,540	6,589,879

MINERAL RIGHTS AND PROPERTIES	4	63,655,128	63,655,503
PROPERTY, PLANT AND EQUIPMENT	5	6,974,999	7,019,817
RESTRICTED CASH	6	1,839,260	1,839,216
EQUITY-ACCOUNTED INVESTMENT	7	10,874,483	11,515,327
OTHER NON-CURRENT ASSETS		726,351	769,875
TOTAL ASSETS		$102,213,761	$91,389,617

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,702,598	$1,858,499
Due to a related party	8	16,557	31,334
Other current liabilities	11	103,128	147,569
Current portion of long-term debt	9	2,000,000	-
TOTAL CURRENT LIABILITIES		3,822,283	2,037,402

LONG-TERM DEBT	9	18,313,344	19,869,477
GOVERNMENT LOAN PAYABLE	15	307,285	307,092
ASSET RETIREMENT OBLIGATIONS	10	3,785,399	3,734,314
OTHER NON-CURRENT LIABILITIES	11	482,694	479,714
DEFERRED TAX LIABILITIES		544,184	545,000
TOTAL LIABILITIES		27,255,189	26,972,999

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 197,376,792 shares issued and outstanding (July 31, 2020 - 184,635,870)	12	197,377	184,636
Additional paid-in capital		356,459,640	341,059,972
Share issuance obligation		133,875	103,554
Accumulated deficit		(281,774,837)	(276,811,300)
Accumulated other comprehensive loss		(57,483)	(120,244)
TOTAL EQUITY		74,958,572	64,416,618
TOTAL LIABILITIES AND EQUITY		$102,213,761	$91,389,617

SUBSEQUENT EVENTS	9,15

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended October 31,
	Note(s)	2020	2019
COSTS AND EXPENSES
Mineral property expenditures	4	$701,761	$1,523,451
General and administrative	8,12	2,585,689	2,315,170
Depreciation, amortization and accretion	4,5,10	99,180	76,386
LOSS FROM OPERATIONS		(3,386,630)	(3,915,007)

OTHER INCOME (EXPENSES)
Interest income		5,610	89,181
Interest expenses and finance costs	9	(890,914)	(885,125)
Loss from equity-accounted investment	7	(703,605)	(340,597)
Other income		11,186	7,293
OTHER EXPENSES		(1,577,723)	(1,129,248)
LOSS BEFORE INCOME TAXES		(4,964,353)	(5,044,255)

DEFERRED TAX BENEFITS		816	1,678
NET LOSS FOR THE PERIOD		(4,963,537)	(5,042,577)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF INCOME TAXES	7	62,761	(9,894)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,900,776)	$(5,052,471)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		189,955,499	181,240,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited – Expressed in U.S. Dollars)

		Three Months Ended October 31,
	Note(s)	2020	2019
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(4,963,537)	$(5,042,577)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	1,378,515	917,386
Depreciation, amortization and accretion	4,5,10	99,180	76,386
Amortization of long-term debt discount	9	443,867	432,221
Loss from equity-accounted investment	7	703,605	340,597
Deferred tax benefits		(816)	(1,678)
Foreign exchange loss		193	-
Changes in operating assets and liabilities
Prepaid expenses and deposits		(78,730)	(85,062)
Other current assets		6,704	128,043
Accounts payable and accrued liabilities		(155,901)	(1,361,171)
Due to a related party	8	(14,777)	(68,600)
Other liabilities		6,579	(78,977)
NET CASH USED IN OPERATING ACTIVITIES		(2,575,118)	(4,743,432)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs	12	14,130,965	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		14,130,965	-

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(2,903)	(26,827)
Investment in term deposits	3	(10,000,000)	-
Proceeds from redemption of term deposits		-	11,831,671
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(10,002,903)	11,804,844

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		1,552,944	7,061,412
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		6,986,919	7,879,578
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$8,539,863	$14,940,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2020	184,635,870	$184,636	$341,059,972	$103,554	$(276,811,300)	$(120,244)	$64,416,618
Common stock
Issued for equity financing, net of issuance costs	12,500,000	12,500	12,455,787	-	-	-	12,468,287
Issued upon exercise of stock options	13,532	15	9,294	-	-	-	9,309
Stock-based compensation
Common stock issued under Stock Incentive Plan	227,390	226	235,043	30,321	-	-	265,590
Amortization of stock-based compensation	-	-	1,046,175	-	-	-	1,046,175
Warrants
Issued for equity financing	-	-	1,518,432	-	-	-	1,518,432
Issued for equity financing as issuance costs	-	-	134,937	-	-	-	134,937
Net loss for the period	-	-	-	-	(4,963,537)	-	(4,963,537)
Other comprehensive income	-	-	-	-	-	62,761	62,761
Balance, October 31, 2020	197,376,792	$197,377	$356,459,640	$133,875	$(281,774,837)	$(57,483)	$74,958,572

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Stock-based compensation
Common stock issued for consulting services	29,167	29	31,763	-	-	-	31,792
Common stock issued under Stock Incentive Plan	435,348	436	410,026	(187,100)	-	-	223,362
Amortization of stock-based compensation	-	-	662,232	-	-	-	662,232
Net loss for the period	-	-	-	-	(5,042,577)	-	(5,042,577)
Other comprehensive loss	-	-	-	-	-	(9,894)	(9,894)
Balance, October 31, 2019	181,360,946	$181,361	$337,151,616	$-	$(267,243,361)	$2,567	$70,092,183

The accompanying notes are an integral part of these condensed consolidated financial statements

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
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

At October 31, 2020, we had a working capital of $14.3 million including cash and cash equivalents of $6.7 million and term deposits of $10.0 million. Our existing cash resources are expected to provide sufficient funds to carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2020 (“Fiscal 2020”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021 (“Fiscal 2021”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including for our Palangana Mine.  We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7 (“Industry Guide 7”), through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine.  Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine.  As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage, as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time that proven or probable reserves have been established.

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
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

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

NOTE 3:	TERM DEPOSITS

At October 31, 2020, term deposits totaled $10,000,000 (July 31, 2020: $Nil), which are held at a major financial institution and have a term of four months with interest rate of 0.33%.

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At October 31, 2020, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium.  At October 31, 2020, annual maintenance payments of approximately $2.4 million will be required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

Mineral rights and property acquisition costs consisted of the following:

	October 31, 2020	July 31, 2020
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	799,854	799,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	30,000	30,000
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,581,387	67,581,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,651,503	63,651,503

Databases and Land Use Agreements	2,458,808	2,458,808
Accumulated Amortization	(2,455,183)	(2,454,808)
	3,625	4,000
	$63,655,128	$63,655,503

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

During the three months ended October 31, 2020 and 2019, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our Condensed Consolidated Financial Statements for the three months ended October 31, 2020 and 2019.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

Mineral property expenditures incurred on our projects were as follows:

	Three Months Ended October 31,
	2020	2019
Mineral Property Expenditures
Palangana Mine	$198,802	$320,027
Goliad Project	45,789	59,965
Burke Hollow Project	129,778	648,861
Longhorn Project	2,288	10,157
Salvo Project	8,192	7,269
Anderson Project	19,466	16,053
Workman Creek Project	8,198	8,198
Slick Rock Project	13,136	13,134
Reno Creek Project	100,490	148,043
Yuty Project	5,994	14,196
Oviedo Project	47,611	105,938
Alto Paraná Titanium Project	16,451	56,248
Other Mineral Property Expenditures	105,566	115,362
	$701,761	$1,523,451

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	October 31, 2020			July 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(793,218)	$5,849,617	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,393,579	(2,346,194)	47,385	2,393,579	(2,342,518)	51,061
Logging Equipment and Vehicles	1,924,969	(1,749,674)	175,295	1,924,969	(1,736,806)	188,163
Computer Equipment	553,146	(494,497)	58,649	550,243	(486,467)	63,776
Furniture and Fixtures	170,701	(170,089)	612	170,701	(169,946)	755
Land and Buildings	889,606	(46,165)	843,441	889,606	(42,446)	847,160
	$12,574,836	$(5,599,837)	$6,974,999	$12,571,933	$(5,552,116)	$7,019,817

NOTE 6:	RESTRICTED CASH

Restricted cash includes cash and cash equivalents and money market funds as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, and for estimated reclamation costs associated with our Anderson Project, Palangana Mine, Hobson Processing Facility and Reno Creek Project. Restricted cash will be released upon completion of reclamation of a mineral property or restructuring of a surety and collateral arrangement.

	October 31, 2020	July 31, 2020
Restricted cash, beginning of period	$1,839,216	$1,821,392
Interest received	44	17,824
Restricted cash, end of period	$1,839,260	$1,839,216

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

Cash, cash equivalents and restricted cash are included in the following accounts at October 31, 2020 and 2019:

	October 31, 2020	October 31, 2019
Cash and cash equivalents	$6,700,603	$13,112,069
Restricted cash	1,839,260	1,828,921
Total cash, cash equivalents and restricted cash	$8,539,863	$14,940,990

NOTE 7:	EQUITY-ACCOUNTED INVESTMENT

At October 31, 2020, we owned 14,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 19.5% (July 31, 2020: 19.5%) interest in URC. In addition, two of our officers are members of URC’s board of directors, one of which is also an officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2020. URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V”.

At October 31, 2020, the fair value of our investment in URC was approximately $11.6 million.

During the three months ended October 31, 2020, the change in carrying value of our investment in URC is summarized as follows:

Balance, July 31, 2020	$11,515,327
Share of loss from URC	(703,605)
Translation gain	62,761
Balance, October 31, 2020	$10,874,483

NOTE 8:	RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2020 and 2019, we incurred $16,677 and $32,833, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At October 31, 2020, the amount owing to Blender was $16,557 (July 31, 2020: $31,334).

NOTE 9:	LONG-TERM DEBT

As at October 31, 2020, our long-term debt consisted of the following:

	October 31, 2020	July 31, 2020
Principal amount	$20,000,000	$20,000,000
Unamortized discount and accrued fees	313,344	(130,523)
Long-term debt, net of unamortized discount	20,313,344	19,869,477
Current portion	2,000,000	-
Long-term debt, net of current portion	$18,313,344	$19,869,477

During the three months ended October 31, 2020 and 2019, amortization of debt discount totaled $443,867 and $432,221, respectively, which was recorded as interest expense and included in our Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended October 31, 2020 and 2019, we paid $408,889 and $408,889, respectively, in cash to our lenders (the “Lenders”) for interest on the long-term debt.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

The Company’s credit facility (the “Credit Facility”) with our Lenders has a maturity date on January 31, 2022, with an interest rate of 8% per annum and an underlying effective interest rate of 16.67%.

At October 31, 2020, we had a working capital ratio of 4.7:1, which was in compliance with the debt covenant requirement under our Credit Facility being a working capital ratio of not less than 1:1.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at October 31, 2020 are as follows:

Fiscal 2021	$-
Fiscal 2022	20,000,000
Total	$20,000,000

Subsequent to October 31, 2020, we made a voluntary principal repayment of $2,000,000 to one of our Lenders, which decreased the principal outstanding to $18,000,000 under the Credit Facility.

Subsequent to October 31, 2020, and pursuant to the terms of our Third Amended and Restated Credit Agreement with our Lenders, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding, as payment of anniversary fees to our Lenders.

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2020	$3,734,314
Accretion	51,085
Balance, October 31, 2020	$3,785,399

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2020			July 31, 2020
Undiscounted amount of estimated cash flows	$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2022	$-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Fiscal 2026	-
Remaining balance	8,221,018
$8,221,018

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

NOTE 11:	LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 0.4 to 18.6 years. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation.

During the three months ended October 31, 2020, total lease expenses include the following components:

	Three Months Ended October 31,
	2020	2019
Operating leases	$54,461	$59,630
Short-term leases	22,642	373,513
Total Lease Expenses	$77,103	$433,143

As at October 31, 2020, the weighted average remaining lease term was 16.1 years and the weighted average discount rate was 4.75%.

During the three months ended October 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities totaled $53,051.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2021	$115,830
Fiscal 2022	220,000
Fiscal 2023	20,000
Fiscal 2024	20,000
Fiscal 2025	20,000
Thereafter	300,000
Total lease payments	695,830
Less: imputed interest	(157,962)
Present value of lease liabilities	$537,868

Currrent portion of lease liabilities	$94,440
Non-curent portion of lease liabilities	$443,428

Current lease liabilities are included in Other Current Liabilities, and non-current liabilities are included in Other Non-Current Liabilities in our Consolidated Balance Sheets.

NOTE 12:	CAPITAL STOCK

Equity Financing

On September 23, 2020, we completed a public offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000 (the “September 2020 Offering”). Each unit was comprised of one share of our Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share of our Company at an exercise price of $1.80 per share and expiring 24 months from the date of issuance. In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

The shares were valued at the Company’s closing price of $0.96 per share at September 23, 2020. The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions.

Expected Risk Free Interest Rate	0.14%
Expected Annual Volatility	76.81%
Expected Contractual Life in Years	2.00
Expected Annual Dividend Yield	0.00%

The net proceeds from the September 2020 Offering were allocated to the fair values of the shares and share purchase warrants as presented below.

Fair Value of Shares	$12,000,000
Fair Value of Share Purchase Warrants	1,445,756
Total Fair Value Before Allocation to Net Proceeds	$13,445,756

Gross Proceeds	$15,000,000
Share Issuance Costs - Cash	(878,344)
Net Cash Proceeds Received	$14,121,656

Relative Fair Value Allocation to:
Shares	$12,603,224
Share Purchase Warrants	1,518,432
$14,121,656

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants for the three months ended October 31, 2020, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2020	7,721,981	$2.03
Issued in connection with September 2020 Offering	6,833,333	1.80
Balance, October 31, 2020	14,555,314	$1.92

A summary of share purchase warrants outstanding and exercisable at October 31, 2020, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.25	150,000	0.15	December 23, 2020
1.50	150,000	0.15	December 23, 2020
2.05	7,063,253	0.42	April 3, 2021
2.30	308,728	1.77	August 9, 2022
1.64	50,000	2.55	May 21, 2023
1.80	6,833,333	1.89	September 23, 2022
$1.92	14,555,314	1.14

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

Stock Options

At October 31, 2020, we had one stock option plan, our 2020 Stock Incentive Plan, which superseded and replaced our 2019 Stock Incentive Plan.

A continuity schedule of outstanding stock options for the underlying shares for the three months ended October 31, 2020, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2020	15,514,750	$1.13
Exercised	(28,500)	0.93
Expired	(1,315,000)	1.43
Balance, October 31, 2020	14,171,250	$1.10

During the three months ended October 31, 2020, 28,500 stock options were exercised, of which 18,500 stock options were exercised on a forfeiture basis, resulting in 3,532 shares being issued and 14,968 shares being forfeited as payment of exercise costs.  The balance of 10,000 stock options were exercised on a cash basis where we received $9,309 in cash proceeds. The total intrinsic value of these stock options exercised was $6,378.

A continuity schedule of outstanding unvested stock options at October 31, 2020, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2020	6,797,471	$0.46
Vested	(718,755)	0.46
Balance, October 31, 2020	6,078,716	$0.46

At October 31, 2020, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $1,763,358 to be recognized over the next 1.25 years.

At October 31, 2020, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was estimated at $11,020 (vested: $5,510 and unvested: $5,510).

A summary of stock options outstanding and exercisable at October 31, 2020, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at October 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at October 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	8,141,000	$0.92	7.38	3,487,284	$0.93	4.77
$1.00	to	$1.49	3,900,000	1.19	4.58	2,475,000	1.25	1.84
$1.50	to	$2.81	2,130,250	1.64	2.56	2,130,250	1.64	2.56
			14,171,250	$1.10	5.88	8,092,534	$1.21	3.29

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

Restricted Stock Units

A summary of outstanding and unvested restricted stock units (“RSU”s) at October 31, 2020, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	310,000	$0.94	1.75	$267,406
July 16, 2020	1,305,000	0.91	2.71	1,125,693
	1,615,000	$0.92	2.52	$1,393,099

During the three months ended October 31, 2020 and 2019, stock-based compensation relating to the RSUs totaled $271,834 and $66,928, respectively.  At October 31, 2020, outstanding unvested RSUs totaled 1,615,000 (July 31, 2020: 1,615,000), and unrecognized compensation costs relating to unvested RSUs totaled $1,043,666, which is expected to be recognized over a period of approximately 1.29 years.

Performance Based Restricted Stock Units

During the three months ended October 31, 2020 and 2019, stock-based compensation relating to target performance based restricted stock units (“PRSU”s) totaled $37,544 and $68,165, respectively.  At October 31, 2020, outstanding unvested PRSUs totaled 333,750 (July 31, 2020: 333,750), and unrecognized compensation costs relating to unvested PRSUs totaled $201,808, which is expected to be recognized over a period of approximately 1.01 years.

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2020	2019
Stock-Based Compensation for Consultants
Common stock issued to consultants	$119,470	$107,608
Amortization of stock option expenses	103,928	46,971
	223,398	154,579
Stock-Based Compensation for Management
Common stock issued to management	-	34,707
Amortization of stock option expenses	253,731	243,377
Amortization of RSU & PRSU expenses	309,378	135,093
	563,109	413,177
Stock-Based Compensation for Employees
Common stock issued to employees	212,870	128,028
Amortization of stock option expenses	379,138	236,791
	592,008	364,819

Settlement of share issuance obligation	-	(15,189)
	$1,378,515	$917,386

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended October 31,
	2020	2019
Numerator
Net Loss for the Period	$(4,963,537)	$(5,042,577)

Denominator
Basic Weighted Average Number of Shares	189,955,499	181,240,702
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-
Diluted Weighted Average Number of Shares	189,955,499	181,240,702

Net Loss per Share, Basic and Diluted	$(0.03)	$(0.03)

For the three months ended October 31, 2020 and 2019 all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since their effects would be anti-dilutive.

NOTE 14:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At October 31, 2020, our long-term assets located in the United States totaled $57,718,067 or 69% of our total long-term assets of $84,070,221.

The table below provides a breakdown of the long-term assets by geographic segments:

	October 31, 2020
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,422,286	$4,527,477	$31,527,870	$116,971	$546,938	$14,513,586	$63,655,128
Property, Plant and Equipment	6,261,873	-	323,920	-	28,272	360,934	6,974,999
Restricted Cash	1,750,287	15,000	73,973	-	-	-	1,839,260
Equity-Accounted Investment	-	-	-	-	10,874,483	-	10,874,483
Other Non-Current Assets	677,910	-	20,500	-	27,941	-	726,351
Total Long-Term Assets	$21,112,356	$4,542,477	$31,946,263	$116,971	$11,477,634	$14,874,520	$84,070,221

	July 31, 2020
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,422,661	$4,527,477	$31,527,870	$116,971	$546,938	$14,513,586	$63,655,503
Property, Plant and Equipment	6,299,786	-	327,639	-	29,677	362,715	7,019,817
Restricted Cash	1,750,243	15,000	73,973	-	-	-	1,839,216
Equity-Accounted Investment	-	-	-	-	11,515,327	-	11,515,327
Other Non-Current Assets	703,312	-	22,000	-	44,563	-	769,875
Total Long-Term Assets	$21,176,002	$4,542,477	$31,951,482	$116,971	$12,136,505	$14,876,301	$84,799,738

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited – Expressed in U.S. Dollars)

The tables below provide a breakdown of our operating results by geographic segments for the three months ended October 31, 2020 and 2019.  All intercompany transactions have been eliminated.

	Three months ended October 31, 2020
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$477,330	$31,024	$100,490	$20,069	$2,792	$70,056	$701,761
General and administrative	2,167,359	3,720	17,470	373	385,208	11,559	2,585,689
Depreciation, amortization and accretion	89,372	-	3,719	-	4,308	1,781	99,180
Loss from operations	(2,734,061)	(34,744)	(121,679)	(20,442)	(392,308)	(83,396)	(3,386,630)

Other income (expenses)	(880,214)	(4,767)	200	-	(697,995)	5,053	(1,577,723)
Loss before income taxes	$(3,614,275)	$(39,511)	$(121,479)	$(20,442)	$(1,090,303)	$(78,343)	$(4,964,353)

	Three months ended October 31, 2019
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,154,342	$24,572	$148,043	$20,111	$-	$176,383	$1,523,451
General and administrative	1,700,877	3,389	34,713	652	553,706	21,833	2,315,170
Depreciation, amortization and accretion	67,496	-	3,717	249	2,589	2,335	76,386
Loss from operations	(2,922,715)	(27,961)	(186,473)	(21,012)	(556,295)	(200,551)	(3,915,007)

Other income (expenses)	(1,215,203)	(4,767)	-	-	89,181	1,541	(1,129,248)
Loss before income taxes	$(4,137,918)	$(32,728)	$(186,473)	$(21,012)	$(467,114)	$(199,010)	$(5,044,255)

NOTE 15:	SUBSEQUENT EVENTS

Subsequent to October 31, 2020, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of our Paycheck Protection Program loan of $277,250 (the “PPP Loan”); for which we applied for and received the proceeds during Fiscal 2020.  We will recognize a gain on extinguishment of the PPP Loan during the three months ending January 31, 2021.

Subsequent to October 31, 2020, we purchased 100 acres of land within our Goliad Project located in Goliad County, Texas, for total consideration of $487,995. In connection with this land purchase, we entered into a promissory note with a principal amount of $380,000 due to Mar G B Ranch LLC (the “Promissory Note”).  The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022.  We may prepay the Promissory Note in any amount at any time before the maturity date without penalty or premium.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2020, and our Form 10-K Annual Report for the fiscal year ended July 31, 2020, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2020, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2020, our most recently completed year end, to October 31, 2020, and our results of operations for the three months ended October 31, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2020.

Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2020.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of uranium concentrates (“U3O8”), or yellowcake, in November 2010.  We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  At October 31, 2020, we had no uranium supply or off-take agreements in place.

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

We also hold certain mineral rights in various stages of development in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of the uranium mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Since we completed the acquisition of the Alto Paraná Titanium Project located in Paraguay in July 2017, we are also involved in titanium mining and related activities, including exploration, development, extraction and processing of titanium minerals such as ilmenite.

Our operating and strategic framework is based on expanding our uranium and titanium extraction activities, which includes advancing certain projects with established mineralized materials towards extraction and establishing additional mineralized materials on our existing uranium and titanium projects or through the acquisition of additional projects.

Uranium Market Update

Over the past few years, global uranium market fundamentals have been improving as the market works to transition from being inventory driven to more production driven. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and has since rallied as much as 92% to a $34.19 per pound high in May 2020, although it has pulled back some since that high, closing at $29.72 per pound as of October 31, 2020. Part of the advance is attributable to significant reductions in production from several global producers. The overall fundamentals appear to be pushing the total supply demand balance toward a structural deficit in upcoming years as secondary market supplies are reduced and other project resources are depleted. In March 2020, the COVID-19 pandemic resulted in about 50% of the world’s uranium production being taken off-line, further exacerbating the difference between utility requirements and produced supply. Those COVID-19 production halts have accelerated the market rebalancing process and resulted in about 20 million pounds of production removed from the 2020 supply base that will not be made up. In aggregate terms, this is expected to drop 2020 global uranium production close to 122 million pounds, leaving an approximate 60-million-pound gap that must be filled from finite inventory and other secondary market sources to meet utility requirements.

On the demand side of the equation, the global nuclear energy industry continues steady growth, with 50 new reactors connected to the grid since the start of 2013 and another 53 reactors under construction as of October 2020.  Nuclear generation has continuously grown over the past years, expanding by more than 9% since 2012. Total worldwide nuclear electricity generation approached record levels in 2019, returning to pre-Fukushima production volumes (and uranium demand).  Further upside market pressure also appears likely as utilities finally return to a longer-term contracting cycle to replace expiring contracts, something the market has not experienced for several years.

In the U.S. significant political developments are improving the outlook for American uranium producers. In September 2020, for the first time in 48 years, the Democratic Party platform endorsed nuclear power, creating a solid base of bipartisan political support for the nuclear industry.  In October 2020, the U.S. Department of Commerce concluded an amendment to the Agreement Suspending the Antidumping Investigation on Uranium from the Russian Federation that reduces America’s dependence on Russian natural uranium concentrates up to 75% from prior levels. More recently, the Senate Appropriations Committee included $150 million for 2021 funding of the strategic Uranium Reserve outlined in the Nuclear Fuel Working Group report and the U.S. Government’s 2021 Budget.  On December 2, 2020, the Senate Committee on Environment and Public Works approved the bipartisan American Nuclear Infrastructure Act that includes provisions for the U.S. Uranium Reserve Program.

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic, we have taken proactive steps to lower our operating expenses and to adjust our timing on capital expenditures. For the protection of our employees, we have arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely. In addition, previous plans to resume last year’s successful drilling program at our Burke Hollow Project have been postponed along with the associated capital outlays until market conditions normalize. In the meantime, we continued to operate our Palangana Mine at a reduced pace to capture residual uranium only, and continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

Results of Operations

For the three months ended October 31, 2020 and 2019, we recorded net losses of $4,963,537 ($0.03 per share) and $5,042,577 ($0.03 per share) and losses from operations of $3,386,630 and $3,915,007, respectively.

During the three months ended October 31, 2020, in response to the significant financial market uncertainty as a result of the COVID-19 pandemic, we continued our efforts of corporate-wide cost-cutting and cash saving measures including deferral of capital expenditures to reduce cash outlays.  In the meantime, we continued with our strategic plan for reduced operations at the Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended October 31, 2020.  At October 31, 2020, the total value of inventories was $211,662 (July 31, 2020: $211,662).

Costs and Expenses

For the three months ended October 31, 2020 and 2019, costs and expenses totaled $3,386,630 and $3,915,007, respectively, which were comprised of mineral property expenditures of $701,761 and $1,523,451, general and administrative expenses of $2,585,689 and $2,315,170 and depreciation, amortization and accretion of $99,180 and $76,386, respectively.

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended October 31, 2020 and 2019, mineral property expenditures totaled $701,761 and $1,523,451, respectively, of which $198,020 and $349,135 were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility, respectively.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended October 31,
	2020	2019
Mineral Property Expenditures
Palangana Mine	$198,802	$320,027
Goliad Project	45,789	59,965
Burke Hollow Project	129,778	648,861
Longhorn Project	2,288	10,157
Salvo Project	8,192	7,269
Anderson Project	19,466	16,053
Workman Creek Project	8,198	8,198
Slick Rock Project	13,136	13,134
Reno Creek Project	100,490	148,043
Yuty Project	5,994	14,196
Oviedo Project	47,611	105,938
Alto Paraná Titanium Project	16,451	56,248
Other Mineral Property Expenditures	105,566	115,362
	$701,761	$1,523,451

General and Administrative

During the three months ended October 31, 2020, general and administrative expenses totaled $2,585,689, which increased by $270,519 compared to $2,315,170 for the three months ended October 31, 2019, primarily as a result of increased stock-based compensation expenses.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three months ended October 31, 2020, salaries and management fees totaled $365,503, which decreased by $98,535 compared to $464,038 for the three months ended October 31, 2019, primarily as a result of corporate-wide reduction in salaries and fees;

●

for the three months ended October 31, 2020, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $719,764, which were consistent with $799,113 for the three months ended October 31, 2019;

●

for the three months ended October 31, 2020, professional fees totaled $121,907, which were consistent with $134,633 for the three months ended October 31, 2019. Professional fees are primarily comprised of legal services related to certain transactional activities, regulatory compliance and ongoing legal claims, in addition to audit and tax services; and

●

for the three months ended October 31, 2020, stock-based compensation totaled $1,378,515, which increased by $461,129 compared to $917,386 for the three months ended October 31, 2019. During the three months ended October 31, 2020, in response to the financial market uncertainty as a result of the COVID-19 pandemic, we continued our efforts of corporate-wide cost-cutting and cash saving measures implemented in Fiscal 2020, where we expanded the scope of equity-based payments to compensate certain employees and consultants to reduce cash outlays. In addition, during Fiscal 2020 we granted approximately 6.2 million stock options to our directors, officers, employees and certain consultants and awarded 1.3 million RSUs to certain of our directors and officers. The changes in stock-based compensation expenses represented the fair value of compensation shares issued and the amortization of the fair value of the stock awards using graded vesting method, resulting in a higher stock-based compensation expense being recognized at the beginning of the vesting periods than at the end of the vesting periods.

Depreciation, Amortization and Accretion

During the three months ended October 31, 2020, depreciation, amortization and accretion totaled $99,180, which increased by $22,794 compared to $76,386 for the three months ended October 31, 2019.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2020, interest and finance costs totaled $890,914, which were consistent with $885,125 for the three months ended October 31, 2019.

For the three months ended October 31, 2020 and 2019, interest and finance costs were primarily comprised of interest paid on long-term debt of $408,889 and $408,889, amortization of debt discount of $443,867 and $432,221 and amortization of annual surety bond premiums of $29,070 and $34,626, respectively.

Income or Loss from Equity-Accounted Investment

During the three months ended October 31, 2020, we recorded a loss of $703,605 as a result of loss pick up from URC’s operations. During the three months ended October 31, 2019, we recorded a loss of $669,227 as a result of loss pick up from URC’s operations, offset by a dilution gain of $328,630 due to change of our ownership interest in URC.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020
Net loss	$(4,963,537)	$(4,405,634)	$(3,273,644)	$(1,888,661)
Total comprehensive loss	(4,900,776)	(4,009,649)	(3,752,792)	(1,928,309)
Basic and diluted loss per share	(0.03)	(0.02)	(0.02)	(0.01)
Total assets	102,213,761	91,389,617	93,647,447	96,514,311

	For the Quarters Ended
	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019
Net loss	$(5,042,577)	$(6,334,132)	$(5,017,557)	$(2,349,674)
Total comprehensive loss	(5,052,471)	(6,199,949)	(5,177,511)	(2,311,442)
Basic and diluted loss per share	(0.03)	(0.04)	(0.03)	(0.01)
Total assets	96,696,496	101,040,242	105,055,912	106,958,178

Liquidity and Capital Resources

	October 31, 2020	July 31, 2020
Cash and cash equivalents	$6,700,603	$5,147,703
Term deposits	10,000,000	-
Current assets	18,143,540	6,589,879
Current liabilities	3,822,283	2,037,402
Working capital	14,321,257	4,552,477

During the three months ended October 31, 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 per unit for net proceeds of $14,121,656, which substantially increased our cash and cash equivalent and improved our working capital position. At October 31, 2020, we had cash and cash equivalents of $6,700,603, term deposits of $10,000,000 and a working capital position of $14,321,257, which increased by $9,768,780 from the working capital of $4,552,477 at July 31, 2020. As a result, our existing cash resources are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond 12 months from the date this Quarterly Report will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations. We have also relied, to a limited extent, on cash flows generated from our mining activities during the year ended July 31, 2015 (“Fiscal 2015), 2013 (“Fiscal 2013) and 2012 (“Fiscal 2012”). However, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of commodities, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

●	if the market price of uranium weakens;
●	if the weakness in the market price of our common stock continues;
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

●

if a nuclear incident, such as the events that occurred at Fukushima in March 2011, is to occur, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

Equity Financings

We filed a Form S-3 shelf registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”) on March 10, 2017 (the “2017 Shelf”), providing for the public offer and sale of certain securities of our Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million.

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

On March 19, 2020, we entered into an Amending Agreement to the Offering Agreement with the Managers under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $30 million through the Managers under its ATM through the 2020 Shelf.  At October 31, 2020, no public offer or sale of the Company’s shares has been completed under the ATM.

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

At October 31, 2020, $30 million of the 2020 Shelf was utilized for the ATM and $27.3 million was utilized for the September 2020 Offering; and therefore, as at October 31, 2020, there was $42.7 million available under the 2020 Shelf.

Credit Facility

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders, whereby we and the Lenders agreed to certain further amendments to the Credit Facility, under which initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013, and additional funding of $10,000,000 was received by the Company upon closing of the amended Credit Facility on March 13, 2014. The Credit Facility is non-revolving with an amended term of 8.5 years since inception maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis.

The Third Amended and Restated Credit Agreement superseded, in their entirety, our Second Amended and Restated Credit Agreement dated and effective February 9, 2016, our Amended and Restated Credit Agreement dated and effective March 13, 2014 and our Credit Agreement dated and effective July 30, 2013 with our Lenders.

Subsequent to October 31, 2020, we made a voluntary principal repayment of $2,000,000 to one of our Lenders, which decreased the principal outstanding amount to $18,000,000.

Subsequent to October 31, 2020, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding, as payment of anniversary fees to our Lenders.

Refer to Note 9: Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements for the three months ended October 31, 2020 and Note 9: Long-Term Debt of the Notes to the Consolidated Financial Statements for Fiscal 2020.

Government Loans

In April 2020, our Canadian subsidiary received a loan of $30,035 (CAD$40,000) under the Canadian Emergency Business Account Program (“CEBA”), which provides financial relief for Canadian small businesses during the COVID-19 pandemic (the “CEBA Loan”).  The CEBA Loan has an initial term date on December 31, 2022 (the “Initial Term Date”) and may be extended to December 31, 2025.  The CEBA Loan is non-revolving, with an interest rate being 0% per annum prior to the Initial Term Date and 5% per annum thereafter during any extended term.

On April 28, 2020, we entered into a business loan agreement with Kleberg Bank, N.A., under the Paycheck Protection Program administered by the Small Business Administration, which is a part of the Coronavirus Aid, Relief, and Economic Security Act  enacted by the U.S. Congress in response to the COVID-19 pandemic.  The total PPP Loan amount we qualified for was $277,250, which was received on May 5, 2020.

Subsequent to October 31, 2020, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan amount of $277,250.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2020 and 2019 was $2,575,118 and $4,743,432, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the three months ended October 31, 2020, net cash provided by financing activities totaled $14,130,965. On September 23, 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 per unit and received net proceeds of $14,121,656. In addition, we received net proceeds of $9,309 from the exercise of stock options. No cash was provided by financing activities during the three months ended October 31, 2019.

Investing Activities

During the three months ended October 31, 2020, net cash used by the investing activities totaled $10,002,903, primarily for cash used for the investment in term deposits of $10,000,000 and cash used for the purchase of property, plant and equipment of $2,903. During the three months ended October 31, 2019, net cash provided by the investing activities totaled $11,804,844, primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by $26,827 cash used for the purchase of property, plant and equipment.

Stock Options and Warrants

At October 31, 2020, we had stock options outstanding representing 14,171,250 shares at a weighted-average exercise price of $1.10 per share, and share purchase warrants outstanding representing 14,555,314 shares at a weighted-average exercise price of $1.92 per share.  At October 31, 2020, outstanding stock options and warrants represented a total 28,726,564 shares issuable for gross proceeds of approximately $43.5 million should these stock options and warrants be exercised in full on a cash basis. At October 31, 2020, outstanding in-the-money stock options represented a total of 200,000 shares exercisable for gross proceeds of approximately $0.2 million should these in-the-money stock options be exercised in full on a cash basis.  The exercise of stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended October 31, 2020 and 2019, we incurred $16,677 and $32,833, respectively, in general and administrative costs, paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to the Company.

At October 31, 2020, the amount owing to Blender was $16,557 (July 31, 2020: $31,334).

Material Commitments

Long-Term Debt Obligations

At October 31, 2020 we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for Fiscal 2020.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for Fiscal 2020.

Subsequent Events

Subsequent to October 31, 2020, we made a voluntary principal repayment of $2,000,000 to one of our Lenders, which decreased the principal outstanding to $18,000,000 under the Credit Facility.

Subsequent to October 31, 2020, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000 to our Lenders.

Subsequent to October 31, 2020, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan of $277,250.

Subsequent to October 31, 2020, we purchased 100 acres of land within our Goliad Project located in Goliad County, Texas, for total consideration of $487,995. In connection with this land purchase, we entered into a Promissory Note with a principal amount of $380,000 with Mar G B Ranch LLC.  The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022.  We may prepay the Promissory Note in any amount at any time before the maturity date without penalty or premium.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2020.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has had communications and filings with the Ministry of Public Works and Communications (the “MOPC”), the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty Project and Alto Parana Project are not eligible for extension as to exploration or continuation to exploitation in their current stages.  While we remain fully committed to its development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.

Item 1A.     Risk Factors

In addition to the information contained in our Annual Report on Form 10-K for Fiscal 2020, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for Fiscal 2020.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative operating cash flow and an accumulated deficit to date. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described under Item 1, Business, in our Annual Report on Form 10-K for Fiscal 2020, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003, and since 2004 we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and Paraguay.  In November 2010 we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue.  We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay.  Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing, of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $281.7 million at October 31, 2020. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At October 31, 2020, we had a working capital of $14.3 million including cash and cash equivalents of $6.7 million and term deposits of $10.0 million. Our existing cash resources are expected to provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond those 12 months will be dependent upon our ability to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities.  The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, and our Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties.  These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.  Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

During Fiscal 2019, we entered into the Third Amended and Restated Credit Agreement with our Lenders under which we had previously drawn down the maximum $20 million in principal. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010 we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of U3O8 generated during the three months ended October 31, 2020, and any other fiscal years.

During the three months ended October 31, 2020, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, our Palangana Mine, our Reno Creek Project and our Alto Paraná Project and have recorded a liability of $3.8 million on our balance sheet at October 31, 2020 to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

The majority of our directors and officers are involved in other business ventures including similar capacities with other private or publicly-traded companies. Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time. Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us. Our Code of Conduct and Ethics provides for guidance on conflicts of interest.

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

We are authorized to issue 750,000,000 shares of common stock of which 197,376,792 shares were issued and outstanding as of October 31, 2020. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2020, there were no securities issued that were not registered under the Securities Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended October 31, 2020, the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

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
Amir Adnani
President, Chief Executive Officer (Principal Executive Officer) and Director Date: December 14, 2020

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer) Date: December 14, 2020