Form 10-Q
period 2021-01-31
URANIUM ENERGY CORP
filed 2021-03-16
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 214,442,838 shares of common stock outstanding as of March 15, 2021.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Unaudited – Expressed in U.S. Dollars)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Note(s)	January 31, 2021	July 31, 2020

CURRENT ASSETS
Cash and cash equivalents	6	$8,713,193	$5,147,703
Term deposits	3	4,000,000	-
Inventories		211,662	211,662
Prepaid expenses and deposits		1,399,645	1,111,152
Other current assets		113,370	119,362
TOTAL CURRENT ASSETS		14,437,870	6,589,879

MINERAL RIGHTS AND PROPERTIES	4	63,734,753	63,655,503
PROPERTY, PLANT AND EQUIPMENT	5	7,446,299	7,019,817
RESTRICTED CASH	6	1,839,300	1,839,216
EQUITY-ACCOUNTED INVESTMENT	7	11,961,434	11,515,327
OTHER NON-CURRENT ASSETS		722,963	769,875
TOTAL ASSETS		$100,142,619	$91,389,617

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$1,576,236	$1,858,499
Due to a related party	8	16,520	31,334
Other current liabilities	12	131,466	147,569
Current portion of other loans payable	10	218,129	-
Current portion of long-term debt	9	17,525,172	-
TOTAL CURRENT LIABILITIES		19,467,523	2,037,402

LONG-TERM DEBT	9	-	19,869,477
OTHER LOANS PAYABLE	10	162,939	307,092
ASSET RETIREMENT OBLIGATIONS	11	3,836,484	3,734,314
OTHER NON-CURRENT LIABILITIES	12	485,687	479,714
DEFERRED TAX LIABILITIES		543,143	545,000
TOTAL LIABILITIES		24,495,776	26,972,999

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 200,142,556 shares issued and outstanding (July 31, 2020 - 184,635,870)	13	200,142	184,636
Additional paid-in capital		360,110,479	341,059,972
Share issuance obligation		143,563	103,554
Accumulated deficit		(285,235,896)	(276,811,300)
Accumulated other comprehensive loss		428,555	(120,244)
TOTAL EQUITY		75,646,843	64,416,618
TOTAL LIABILITIES AND EQUITY		$100,142,619	$91,389,617

SUBSEQUENT EVENTS	1,6,9,13,16

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended January 31,		Six Months Ended January 31,
	Note(s)	2021	2020	2021	2020
COSTS AND EXPENSES
Mineral property expenditures	4	$961,257	$1,323,323	$1,663,018	$2,846,774
General and administrative	8,13	2,464,703	2,394,794	5,050,392	4,709,964
Depreciation, amortization and accretion	4,5,11	97,598	81,752	196,778	158,138
LOSS FROM OPERATIONS		(3,523,558)	(3,799,869)	(6,910,188)	(7,714,876)

OTHER INCOME (EXPENSES)
Interest income		8,753	52,341	14,363	141,522
Interest expenses and finance costs	9	(829,727)	(859,163)	(1,720,641)	(1,744,288)
Income (loss) from equity-accounted investment	7	600,913	2,704,373	(102,692)	2,363,776
Gain on loan extinguishment	10	278,617	-	278,617	-
Other income		2,902	9,925	14,088	17,218
Gain on disposition of assets		-	1,800	-	1,800
OTHER INCOME (EXPENSES)		61,458	1,909,276	(1,516,265)	780,028
LOSS BEFORE INCOME TAXES		(3,462,100)	(1,890,593)	(8,426,453)	(6,934,848)

DEFERRED TAX BENEFITS		1,041	1,932	1,857	3,610
NET LOSS FOR THE PERIOD		(3,461,059)	(1,888,661)	(8,424,596)	(6,931,238)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF INCOME TAXES	7	486,038	(39,648)	548,799	(49,542)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(2,975,021)	$(1,928,309)	$(7,875,797)	$(6,980,780)

NET LOSS PER SHARE, BASIC AND DILUTED	14	$(0.02)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		198,673,515	182,802,747	194,314,507	182,021,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

		Six Months Ended January 31,
	Note(s)	2021	2020
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(8,424,596)	$(6,931,238)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	2,596,573	1,715,636
Depreciation, amortization and accretion	4,5,11	196,778	158,138
Amortization of long-term debt discount	9	825,695	844,801
Gain on disposition of assets		-	(1,800)
Gain on loan extinguishment	10	(278,617)	-
Loss (income) from equity-accounted investment	7	102,692	(2,363,776)
Deferred tax benefits		(1,857)	(3,610)
Foreign exchange loss		1,457	-
Changes in operating assets and liabilities
Prepaid expenses and deposits		(355,290)	137,189
Other current assets		5,992	140,605
Accounts payable and accrued liabilities		(271,764)	(1,134,749)
Due to a related party	8	(14,814)	(36,374)
Other liabilities		14,579	(70,616)
NET CASH USED IN OPERATING ACTIVITIES		(5,603,172)	(7,545,794)

FINANCING ACTIVITIES
Proceeds from share issuance, net of issuance costs	13	15,419,317	-
Repayment of promissory note	10	(30,231)	-
Repayment of long-term debt	9	(2,000,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		13,389,086	-

INVESTING ACTIVITIES
Investment in mineral rights and properties		(80,000)	(30,000)
Purchase of property, plant and equipment	5	(140,340)	(30,194)
Investment in term deposits		(10,000,000)	-
Proceeds from redemption of term deposits		6,000,000	11,831,671
Proceeds from disposition of assets		-	1,800
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(4,220,340)	11,773,277

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		3,565,574	4,227,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		6,986,919	7,879,578
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$10,552,493	$12,107,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2020	184,635,870	$184,636	$341,059,972	$103,554	$(276,811,300)	$(120,244)	$64,416,618
Common stock
Issued for equity financing, net of issuance costs	12,500,000	12,500	12,455,787	-	-	-	12,468,287
Issued upon exercise of stock options	13,532	15	9,294	-	-	-	9,309
Stock-based compensation
Common stock issued under Stock Incentive Plan	227,390	226	235,043	30,321	-	-	265,590
Amortization of stock-based compensation	-	-	1,046,175	-	-	-	1,046,175
Warrants
Issued for equity financing	-	-	1,518,432	-	-	-	1,518,432
Issued for equity financing as issuance costs	-	-	134,937	-	-	-	134,937
Net loss for the period	-	-	-	-	(4,963,537)	-	(4,963,537)
Other comprehensive income	-	-	-	-	-	62,761	62,761
Balance, October 31, 2020	197,376,792	$197,377	$356,459,640	$133,875	$(281,774,837)	$(57,483)	$74,958,572
Common stock
Issued under ATM offering, net of issuance costs	632,487	632	1,073,705	-	-	-	1,074,337
Issued as anniversary fees for credit facility	1,249,039	1,249	1,168,751	-	-	-	1,170,000
Issued upon exercise of stock options	559,528	559	211,566	-	-	-	212,125
Issued upon exercise of warrants	1,050	1	1,889	-	-	-	1,890
Stock-based compensation
Common stock issued for consulting services	-	-	-	40,009	-	-	40,009
Common stock issued under Stock Incentive Plan	323,660	324	358,359	(30,321)	-	-	328,362
Amortization of stock-based compensation	-	-	836,569	-	-	-	836,569
Net loss for the period	-	-	-	-	(3,461,059)	-	(3,461,059)
Other comprehensive income	-	-	-	-	-	486,038	486,038
Balance, January 31, 2021	200,142,556	$200,142	$360,110,479	$143,563	$(285,235,896)	$428,555	$75,646,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Stock-based compensation
Common stock issued for consulting services	29,167	29	31,763	-	-	-	31,792
Common stock issued under Stock Incentive Plan	435,348	436	410,026	(187,100)	-	-	223,362
Amortization of stock-based compensation	-	-	662,232	-	-	-	662,232
Net loss for the period	-	-	-	-	(5,042,577)	-	(5,042,577)
Other comprehensive loss	-	-	-	-	-	(9,894)	(9,894)
Balance, October 31, 2019	181,360,946	$181,361	$337,151,616	$-	$(267,243,361)	$2,567	$70,092,183
Common stock
Issued as anniversary fees for credit facility	1,743,462	1,743	1,398,257	-	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	313,201	313	277,644	-	-	-	277,957
Common stock issued under Stock Incentive Plan	256,206	257	234,535	-	-	-	234,792
Amortization of stock-based compensation	-	-	485,268	-	-	-	485,268
Warrants
Issued for consulting services	-	-	22,733	-	-	-	22,733
Net loss for the period	-	-	-	-	(1,888,661)	-	(1,888,661)
Other comprehensive loss	-	-	-	-	-	(39,648)	(39,648)
Balance, January 31, 2020	183,673,815	$183,674	$339,570,053	$-	$(269,132,022)	$(37,081)	$70,584,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
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

At January 31, 2021, we had cash and cash equivalents of $8.7 million and term deposits of $4.0 million. Subsequent to January 31, 2021, we received net proceeds of $28.2 million through the sale of our common shares under an at-the-market offering (refer to Note 13: Capital Stock). At January 31, 2021, we had $18.0 million of term debt with a maturity date of January 31, 2022, which became a current liability at January 31, 2021, resulting in a working capital deficit of $5.0 million. However, we believe our existing cash resources will provide sufficient funds to repay the $18.0 million principal amount when it comes due and carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

NOTE 2:         SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2020 (“Fiscal 2020”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021 (“Fiscal 2021”).

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
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

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

NOTE 3:         TERM DEPOSITS

At January 31, 2021, term deposits totaled $4,000,000 (July 31, 2020: $Nil), which are held at a major financial institution with an initial term of four to six months bearing interest rate at 0.25%.

NOTE 4:         MINERAL RIGHTS AND PROPERTIES

Mineral Rights

At January 31, 2021, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. At January 31, 2021, annual maintenance payments of approximately $2.2 million will be required to maintain these mineral rights.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Mineral rights and property acquisition costs consist of the following:

	January 31, 2021	July 31, 2020
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	849,854	799,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	60,000	30,000
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,661,387	67,581,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,731,503	63,651,503

Databases and Land Use Agreements	2,458,808	2,458,808
Accumulated Amortization	(2,455,558)	(2,454,808)
	3,250	4,000
	$63,734,753	$63,655,503

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

During the three and six months ended January 31, 2021 and 2020, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our Condensed Consolidated Financial Statements for the three and six months ended January 31, 2021 and 2020.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Mineral property expenditures incurred on our projects were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Mineral Property Expenditures
Palangana Mine	$232,866	$528,699	$431,668	$848,726
Goliad Project	71,267	36,843	117,056	96,807
Burke Hollow Project	185,838	220,812	315,616	869,673
Longhorn Project	2,289	2,289	4,577	12,446
Salvo Project	7,673	6,702	15,865	13,970
Anderson Project	19,425	13,433	38,891	29,486
Workman Creek Project	8,167	8,168	16,365	16,365
Slick Rock Project	12,993	13,271	26,129	26,405
Reno Creek Project	169,576	144,181	270,066	292,224
Yuty Project	8,334	16,718	14,328	30,914
Oviedo Project	98,804	123,117	146,415	229,055
Alto Paraná Titanium Project	29,463	110,085	45,914	166,333
Other Mineral Property Expenditures	114,562	99,005	220,128	214,370
	$961,257	$1,323,323	$1,663,018	$2,846,774

NOTE 5:         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31, 2021			July 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(812,504)	$5,830,331	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,393,579	(2,349,914)	43,665	2,393,579	(2,342,518)	51,061
Logging Equipment and Vehicles	1,935,469	(1,760,511)	174,958	1,924,969	(1,736,806)	188,163
Computer Equipment	528,113	(472,803)	55,310	550,243	(486,467)	63,776
Furniture and Fixtures	184,941	(170,623)	14,318	170,701	(169,946)	755
Land and Buildings	1,377,601	(49,884)	1,327,717	889,606	(42,446)	847,160
	$13,062,538	$(5,616,239)	$7,446,299	$12,571,933	$(5,552,116)	$7,019,817

During the three months ended January 31, 2021, we purchased 100 acres of land (the “Goliad Land Purchase”) within our Goliad Project located in Goliad County, Texas, for total consideration of $487,995, of which $380,000 was financed with a promissory note. Refer to Note 10: Other Loans Payable.

NOTE 6:          RESTRICTED CASH

Restricted cash includes cash and cash equivalents and money market funds as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, and for estimated reclamation costs associated with our Anderson Project, Palangana Mine, Hobson Processing Facility and Reno Creek Project. Restricted cash will be released upon the completion of reclamation of a mineral property or the restructuring of a surety and collateral arrangement.

	January 31, 2021	July 31, 2020
Restricted cash, beginning of period	$1,839,216	$1,821,392
Interest received	84	17,824
Restricted cash, end of period	$1,839,300	$1,839,216

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Subsequent to January 31, 2021, we paid an additional $198,377 as surety bond collateral for inflation adjustments upon renewal of various surety bonds relating to our Palangana Mine and Hobson Processing Facility.

Cash, cash equivalents and restricted cash are included in the following accounts at January 31, 2021 and 2020:

	January 31, 2021	January 31, 2020
Cash and cash equivalents	$8,713,193	$10,272,315
Restricted cash	1,839,300	1,834,746
Total cash, cash equivalents and restricted cash	$10,552,493	$12,107,061

NOTE 7:          EQUITY-ACCOUNTED INVESTMENT

At January 31, 2021, we owned 14,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 19.5% (July 31, 2020: 19.5%) interest in URC. In addition, two of our officers are members of URC’s board of directors, and one of which is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2021. URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V”.

For the three and six months ended January 31, 2021 and 2020, income (loss) from investment in URC consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Share of income (loss) from URC	$600,913	$(23,653)	$(102,692)	$(692,880)
Gain on ownership interest dilution	-	2,728,026	-	3,056,656
Total	$600,913	$2,704,373	$(102,692)	$2,363,776

For the three and six months ended January 31, 2021, we recorded translation gain of $486,038 and $548,799, respectively, and for three and six months ended January 31, 2020, we recorded translation loss of $39,648 and $49,542, respectively, as a result of translating the ending balance of investment in URC in Canadian Dollars to U.S. Dollars using the period end exchange rate, which was included in other comprehensive income (loss) in our condensed consolidated statements of operations and comprehensive loss.

During the six months ended January 31, 2021, the change in carrying value of our investment in URC is summarized as follows:

Balance, July 31, 2020	$11,515,327
Share of loss from URC	(102,692)
Translation gain	548,799
Balance, January 31, 2021	$11,961,434

At January 31, 2021, the fair value of our investment in URC was approximately $21.9 million.

NOTE 8:         RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2021, we incurred $17,464 and $34,141 (three and six months ended January 31, 2020: $35,657 and $68,490), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

At January 31, 2021, the amount owing to Blender was $16,520 (July 31, 2020: $31,334).

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

NOTE 9:          LONG-TERM DEBT

As at January 31, 2021, our long-term debt consisted of the following:

	January 31, 2021	July 31, 2020
Principal amount	$18,000,000	$20,000,000
Unamortized discount and accrued fees	(474,828)	(130,523)
Long-term debt, net of unamortized discount	17,525,172	19,869,477
Current portion	17,525,172	-
Long-term debt, net of current portion	$-	$19,869,477

For the three and six months ended January 31, 2021, amortization of debt discount totaled $381,828 and $825,695, (three and six months ended January 31, 2020: $412,580 and $844,801), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss. During the three and six months ended January 31, 2021, we paid $368,000 and $776,889 (three and six months ended January 31, 2020: $408,889 and $817,778), respectively, in cash to our lenders (the “Lenders”) for interest on the long-term debt.

During the three months ended January 31, 2021, we made a voluntary principal payment of $2,000,000 to one of our Lenders, which decreased the principal balance outstanding to $18,000,000 under our credit facility (the “Credit Facility”).

During the three months ended January 31, 2021, and pursuant to the terms of our Third Amended and Restated Credit Agreement with our Lenders, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding, as payment of anniversary fees to our Lenders.

The Company’s Credit Facility with our Lenders has a maturity date on January 31, 2022, with an interest rate of 8% per annum and an underlying effective interest rate of 16.48%.

At January 31, 2021, our working capital ratio, excluding the current portion of the long-term debt, was 7.4:1, which was in compliance with the debt covenant requirement under our Credit Facility being a working capital ratio, excluding any current portion of the long-term debt, of not less than 1:1.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding at January 31, 2021 are as follows:

Fiscal 2021	$-
Fiscal 2022	18,000,000
Total	$18,000,000

Subsequent to January 31, 2021, we made further voluntary principal payment of $8,000,000 to our Lenders, which decreased the principal balance outstanding to $10,000,000.

NOTE 10:          OTHER LOANS PAYABLE

We applied for a Paycheck Protection Program loan and received the proceeds of $277,250 (the “PPP Loan”) during Fiscal 2020. During the three months ended January 31, 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of our PPP Loan of $277,250 and accrued interest. As a result, we recognized a gain on extinguishment of the PPP Loan of $278,617 during the three months ended January 31, 2021.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

During the three months ended January 31, 2021, in connection with the Goliad Land Purchase, we issued a promissory note with a principal amount of $380,000 to Mar G B Ranch LLC (the “Promissory Note”). The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022. We may prepay the Promissory Note in any amount at any time before the maturity date without penalty.

During the three months ended January 31, 2021, we paid $3,111 in cash for interest on the Promissory Note.

At January 31, 2021, other loans payable consisted of the following:

	January 31, 2021	July 31, 2020
Government loan payable	$31,299	$307,092
Promissory note payable	349,769	-
	$381,068	$307,092

Current portion
Government loan payable	$31,299	$-
Promissory note payable	186,830	-
	$218,129	$-
Non-current portion
Government loan payable	$-	$307,092
Promissory note payable	162,939	-
	$162,939	$307,092

NOTE 11:         ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2020	$3,734,314
Accretion	102,170
Balance, January 31, 2021	$3,836,484

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2021			July 31, 2020
Undiscounted amount of estimated cash flows	$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2022	$-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Fiscal 2026	-
Remaining balance	8,221,018
$8,221,018

NOTE 12:         LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 0.5 to 18.3 years. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation.

During the three and six months ended January 31, 2021 and 2020, total lease expenses include the following components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Operating leases	$52,372	$59,309	$106,833	$118,939
Short-term leases	20,313	23,516	42,955	397,029
Total Lease Expenses	$72,685	$82,825	$149,788	$515,968

As at January 31, 2021, the weighted average remaining lease term was 15.3 years and the weighted average discount rate was 4.74%.

During the six months ended January 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities totaled $114,280.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2021	$115,686
Fiscal 2022	248,673
Fiscal 2023	20,000
Fiscal 2024	20,000
Fiscal 2025	20,000
Thereafter	300,000
Total lease payments	724,359
Less: imputed interest	(153,060)
Present value of lease liabilities	$571,299

Current portion of lease liabilities	$122,584
Non-current portion of lease liabilities	$448,715

Current lease liabilities are included in Other Current Liabilities, and non-current lease liabilities are included in Other Non-Current Liabilities in our Consolidated Balance Sheets.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

NOTE 13:         CAPITAL STOCK

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
$14,121,656

During Fiscal 2019, we entered into an At The Market Offering Agreement (the “ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers as set forth in the ATM Offering Agreement (collectively, the “ATM Managers”), as amended in Fiscal 2020, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $30 million through the ATM Managers (collectively, the “ATM Offering”).

During the three months ended January 31, 2021, we issued 632,487 shares of the Company’s common stock at a weighted average price of $1.74 per share under the ATM Offering for net cash proceeds of $1,074,337. Subsequent to January 31, 2021, we issued 13,036,419 shares of the Company’s common stock at a weighted average price of $2.22 under the ATM Offering for net cash proceeds of $28,246,612.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants for the six months ended January 31, 2021, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2020	7,721,981	$2.03
Issued in connection with September 2020 Offering	6,833,333	1.80
Balance, October 31, 2020	14,555,314	1.92
Exercised	(1,050)	1.80
Expired	(300,000)	1.38
Balance, January 31, 2021	14,254,264	$1.93

A summary of share purchase warrants outstanding and exercisable at January 31, 2021, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$2.05	7,063,253	0.17	April 3, 2021
2.30	308,728	1.52	August 9, 2022
1.64	50,000	2.30	May 21, 2023
1.80	6,832,283	1.64	September 23, 2022
$1.93	14,254,264	0.91

Subsequent to January 31, 2021, we received cash proceeds of $511,726 and issued 435,542 shares upon the exercise of 1,597,333 share purchase warrants.

Stock Options

At January 31, 2021, we had one stock option plan, our 2020 Stock Incentive Plan, which superseded and replaced our 2019 Stock Incentive Plan.

A continuity schedule of outstanding stock options for the underlying shares for the six months ended January 31, 2021, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2020	15,514,750	$1.13
Exercised	(28,500)	0.93
Expired	(1,315,000)	1.43
Balance, October 31, 2020	14,171,250	1.10
Exercised	(1,100,782)	1.11
Balance, January 31, 2021	13,070,468	$1.10

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

During the three and six months ended January 31, 2021 and 2020, the total number of stock options exercised, the number of shares issued upon exercise of those options and the cash received from such exercises are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Number of Options Exercised on Forfeiture Basis	923,282	-	941,782	-
Number of Options Exercised on Cash Basis	177,500	-	187,500	-
Total Number of Options Exercised	1,100,782	-	1,129,282	-

Number of Shares Issued on Cash Exercise	177,500	-	187,500	-
Number of Shares Issued on Forfeiture Basis	382,028	-	385,560	-
Total Number of Shares Issued Upon Exercise of Options	559,528	-	573,060	-

Cash Received from Exercise of Stock Options	$212,125	$-	$221,434	$-
Total Intrinsic Value of Options Exercised	$822,237	$-	$828,615	$-

Subsequent to January 31, 2021, we received further cash proceeds of $381,631 and issued 680,043 shares of the Company upon the exercise of 984,223 stock options.

A continuity schedule of outstanding unvested stock options at January 31, 2021, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2020	6,797,471	$0.46
Vested	(718,755)	0.46
Balance, October 31, 2020	6,078,716	0.46
Vested	(1,042,559)	0.48
Balance, January 31, 2021	5,036,157	$0.45

At January 31, 2021, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $1,241,072 to be recognized over the next 1.17 years.

At January 31, 2021, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $7,093,519 (vested: $3,740,946 and unvested: $3,352,573).

A summary of stock options outstanding and exercisable at January 31, 2021, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at Janury 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at January 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	7,481,468	$0.92	7.55	3,816,561	$0.92	5.98
$1.00	to	$1.49	3,587,000	1.18	4.57	2,215,750	1.24	1.65
$1.50	to	$2.81	2,002,000	1.65	2.29	2,002,000	1.65	2.29
			13,070,468	$1.10	5.93	8,034,311	$1.19	3.87

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Restricted Stock Units

A summary of outstanding and unvested restricted stock units (“RSU”s) at January 31, 2021, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	310,000	$0.94	1.49	$505,300
July 16, 2020	1,305,000	0.91	2.45	2,127,150
	1,615,000	$0.92	2.27	$2,632,450

During the three and six months ended January 31, 2021, stock-based compensation relating to the RSUs totaled $271,834 and $543,668 (three and six months ended January 31, 2020: $66,928 and $133,856), respectively. At January 31, 2021, outstanding unvested RSUs totaled 1,615,000 (July 31, 2020: 1,615,000), and unrecognized compensation costs relating to unvested RSUs totaled $771,831, which is expected to be recognized over a period of approximately 1.16 years.

Performance Based Restricted Stock Units

During the three and six months ended January 31, 2021, stock-based compensation relating to target performance based restricted stock units (“PRSU”s) totaled $37,544 and $75,088 (three and six months ended January 31, 2020: $68,165 and $136,330), respectively. At January 31, 2021, outstanding unvested PRSUs totaled 333,750 (July 31, 2020: 333,750), and unrecognized compensation costs relating to unvested PRSUs totaled $164,264, which is expected to be recognized over a period of approximately 0.87 years.

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Stock-Based Compensation for Consultants
Common stock issued to consultants	$119,847	$126,150	$239,317	$233,758
Amortization of stock option expenses	65,774	53,554	169,702	100,525
	185,621	179,704	409,019	334,283
Stock-Based Compensation for Management
Common stock issued to management	-	34,100	-	68,807
Amortization of stock option expenses	206,317	162,728	460,048	406,105
Amortization of RSU & PRSU expenses	309,378	135,093	618,756	270,186
	515,695	331,921	1,078,804	745,098
Stock-Based Compensation for Employees
Common stock issued to employees	261,642	129,997	474,512	258,025
Amortization of stock option expenses	255,100	156,628	634,238	393,419
	516,742	286,625	1,108,750	651,444

Settlement of share issuance obligation	-	-	-	(15,189)
	$1,218,058	$798,250	$2,596,573	$1,715,636

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

NOTE 14:         LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Numerator
Net Loss for the Period	$(3,461,059)	$(1,888,661)	$(8,424,596)	$(6,931,238)

Denominator
Basic Weighted Average Number of Shares	198,673,515	182,802,747	194,314,507	182,021,725
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	198,673,515	182,802,747	194,314,507	182,021,725

Net Loss per Share, Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

For the three and six months ended January 31, 2021 and 2020, all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since their effects would be anti-dilutive.

NOTE 15:          SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

At January 31, 2021, our long-term assets located in the United States totaled $58,196,798 or 68% of our total long-term assets of $85,704,749.

The table below provides a breakdown of the long-term assets by geographic segments:

	January 31, 2021
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,421,911	$4,577,477	$31,527,870	$146,971	$546,938	$14,513,586	$63,734,753
Property, Plant and Equipment	6,723,072	-	320,201	-	41,626	361,400	7,446,299
Restricted Cash	1,750,327	15,000	73,973	-	-	-	1,839,300
Equity-Accounted Investment	-	-	-	-	11,961,434	-	11,961,434
Other Non-Current Assets	620,996	-	19,000	-	82,967	-	722,963
Total Long-Term Assets	$21,516,306	$4,592,477	$31,941,044	$146,971	$12,632,965	$14,874,986	$85,704,749

	July 31, 2020
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,422,661	$4,527,477	$31,527,870	$116,971	$546,938	$14,513,586	$63,655,503
Property, Plant and Equipment	6,299,786	-	327,639	-	29,677	362,715	7,019,817
Restricted Cash	1,750,243	15,000	73,973	-	-	-	1,839,216
Equity-Accounted Investment	-	-	-	-	11,515,327	-	11,515,327
Other Non-Current Assets	703,312	-	22,000	-	44,563	-	769,875
Total Long-Term Assets	$21,176,002	$4,542,477	$31,951,482	$116,971	$12,136,505	$14,876,301	$84,799,738

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021

(Unaudited – Expressed in U.S. Dollars)

The tables below provide a breakdown of our operating results by geographic segments for the three and six months ended January 31, 2021 and 2020. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2021
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$602,513	$31,452	$169,576	$16,336	$4,779	$136,601	$961,257
General and administrative	1,895,718	4,105	20,249	345	533,421	10,865	2,464,703
Depreciation, amortization and accretion	89,372	-	3,719	-	4,972	(465)	97,598
Loss from operations	(2,587,603)	(35,557)	(193,544)	(16,681)	(543,172)	(147,001)	(3,523,558)

Other income (expenses)	(537,622)	(4,768)	(5,766)	-	609,666	(52)	61,458
Loss before income taxes	$(3,125,225)	$(40,325)	$(199,310)	$(16,681)	$66,494	$(147,053)	$(3,462,100)

	Three Months Ended January 31, 2020
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$891,008	$21,600	$144,182	$16,614	$-	$249,919	$1,323,323
General and administrative	1,713,121	3,439	20,478	410	634,315	23,031	2,394,794
Depreciation, amortization and accretion	72,437	-	3,720	249	2,465	2,881	81,752
Loss from operations	(2,676,566)	(25,039)	(168,380)	(17,273)	(636,780)	(275,831)	(3,799,869)

Other income (expenses)	(844,506)	(4,768)	700	-	2,756,714	1,136	1,909,276
Loss before income taxes	$(3,521,072)	$(29,807)	$(167,680)	$(17,273)	$2,119,934	$(274,695)	$(1,890,593)

	Six Months Ended January 31, 2021
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,079,843	$62,476	$270,066	$36,405	$7,571	$206,657	$1,663,018
General and administrative	4,063,077	7,825	37,719	718	918,629	22,424	5,050,392
Depreciation, amortization and accretion	178,744	-	7,438	-	9,280	1,316	196,778
Loss from operations	(5,321,664)	(70,301)	(315,223)	(37,123)	(935,480)	(230,397)	(6,910,188)

Other income (expenses)	(1,417,836)	(9,535)	(5,566)	-	(88,329)	5,001	(1,516,265)
Loss before income taxes	$(6,739,500)	$(79,836)	$(320,789)	$(37,123)	$(1,023,809)	$(225,396)	$(8,426,453)

	Six Months Ended January 31, 2020
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,045,350	$46,172	$292,225	$36,725	$-	$426,302	$2,846,774
General and administrative	3,413,998	6,828	55,191	1,062	1,188,021	44,864	4,709,964
Depreciation, amortization and accretion	139,933	-	7,437	498	5,054	5,216	158,138
Loss from operations	(5,599,281)	(53,000)	(354,853)	(38,285)	(1,193,075)	(476,382)	(7,714,876)

Other income (expenses)	(1,719,112)	(9,535)	700	-	2,505,298	2,677	780,028
Loss before income taxes	$(7,318,393)	$(62,535)	$(354,153)	$(38,285)	$1,312,223	$(473,705)	$(6,934,848)

NOTE 16:          SUBSEQUENT EVENT

Subsequent to January 31, 2021, we entered into an agreement to purchase 400,000 pounds of uranium concentrate (“U3O8”) at a price of $27.29 per pound.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended January 31, 2021, and our Form 10-K Annual Report for the fiscal year ended July 31, 2020, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2020, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2020, our most recently completed year end, to January 31, 2021, and our results of operations for the three and six months ended January 31, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2020.

Business

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2020.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At January 31, 2021, we had no uranium supply or off-take agreements in place.

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

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from being an inventory driven to more of a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at about $27.72 per pound at January 31, 2021. Curtailments in production from several global producers have lowered uranium supply over the past few years. In 2020, about 50% of global production was shutdown attributable to the COVID-19 virus. This event has accelerated a rebalancing in the market, resulting in about 19 million pounds of supply being removed that will not be made up. Supply and demand projections show a structural deficit between production and utility requirements of about 40 million pounds per year through 2026 that approaches 70 million pounds by 2030. The gap is being filled with secondary market sources, including finite inventory that is projected to decline in upcoming years.

Higher priced contracts that have supported production are continuing to roll out of producer and utility supply portfolios. These higher priced contracts are not replaceable with current market prices below production costs for the vast majority of western producers. This will likely continue the trend of production cuts and deferrals until prices rise sufficiently to sustain long-term mining operations. In late 2020, one of the world’s largest and low-cost mines shut down again because of COVID-19 concerns and is currently reducing expected supply by another 1.5 million pounds per month. In addition, some of the more significant global projects have recently shut down or are in their final stages of production as their resources become depleted.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 53 new reactors connected to the grid since the start of 2013 and another 52 reactors under construction as of February 2021. Nuclear generation has continued to increase over the past several years and has eclipsed pre-Fukushima production volumes. In the 2020 edition (World Energy Outlook 2020), the International Energy Agency “Stated Policies Scenario” sees installed nuclear capacity growth of over 15% from 2019 to 2040, reaching about 480 GWE. Further upside market pressure also appears likely as utilities finally return to a longer-term contracting cycle to replace expiring contracts, something the market has not experienced for several years.

In the U.S., significant political developments are improving the outlook for American uranium producers. In September 2020, for the first time in 48 years, the Democratic Party platform endorsed nuclear power, creating a solid base of bipartisan political support for the nuclear industry. In October 2020, the U.S. Department of Commerce concluded an amendment to the Agreement Suspending the Antidumping Investigation on Uranium from the Russian Federation that reduces America’s dependence on Russian natural uranium concentrates up to 75% from prior levels. In December, the U.S. Federal Government omnibus spending bill passed by Congress includes $75 million for initial funding of the 10-year U.S. Uranium Reserve. More recently, the Nuclear Prosperity and Security Act was reintroduced in the U.S. House of Representative that would direct the Secretary of Energy to establish and operate a U.S. Uranium Reserve.

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic, we have taken proactive steps to lower our operating expenses and to adjust our timing of capital expenditures. For the protection of our employees, we have arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely. In the meantime, we continued to operate our Palangana Mine at a reduced pace to capture residual uranium only and continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

Results of Operations

For the three and six months ended January 31, 2021, we recorded net losses of $3,461,059 ($0.02 per share) and $8,424,596 ($0.04 per share) and losses from operations of $3,523,558 and $6,910,188, respectively. For the three and six months ended January 31, 2020, we recorded net losses of $1,888,661 ($0.01 per share) and $6,931,238 ($0.04 per share), and losses from operations of $$3,799,869 and $7,714,876, respectively.

During the three and six months ended January 31, 2021, in response to the significant financial market uncertainty as a result of the COVID-19 pandemic, we continued our efforts of corporate-wide cost-cutting and cash saving measures. In the meantime, we continued with our strategic plan for reduced operations at our Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended January 31, 2021. At January 31, 2021, the total value of inventories was $211,662 (July 31, 2020: $211,662).

Costs and Expenses

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three and six months ended January 31, 2021, mineral property expenditures totaled $961,257 and $1,663,018, respectively, of which $242,047 and $440,067, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility. During the three and six months ended January 31, 2020, mineral property expenditures totaled $1,323,323 and $2,846,774, respectively, of which $301,114 and $650,249, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Mineral Property Expenditures
Palangana Mine	$232,866	$528,699	$431,668	$848,726
Goliad Project	71,267	36,843	117,056	96,807
Burke Hollow Project	185,838	220,812	315,616	869,673
Longhorn Project	2,289	2,289	4,577	12,446
Salvo Project	7,673	6,702	15,865	13,970
Anderson Project	19,425	13,433	38,891	29,486
Workman Creek Project	8,167	8,168	16,365	16,365
Slick Rock Project	12,993	13,271	26,129	26,405
Reno Creek Project	169,576	144,181	270,066	292,224
Yuty Project	8,334	16,718	14,328	30,914
Oviedo Project	98,804	123,117	146,415	229,055
Alto Paraná Titanium Project	29,463	110,085	45,914	166,333
Other Mineral Property Expenditures	114,562	99,005	220,128	214,370
	$961,257	$1,323,323	$1,663,018	$2,846,774

General and Administrative

During the three and six months ended January 31, 2021, general and administrative expenses totaled $2,464,703 and $5,050,392, respectively, which increased by $69,909 and $340,428, respectively, compared to $2,394,794 and $4,709,964, respectively, for the three and six months ended January 31, 2020. The increases primarily resulted from increases in stock-based compensation expenses being offset by decreases in general and administrative expenses of other categories.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and six months ended January 31, 2021, salaries and management fees totaled $379,767 and $745,270, respectively, which decreased by $37,406 and $135,942, respectively, compared to $417,173 and $881,212, respectively, for the three and six months ended January 31, 2020, primarily as a result of corporate-wide reduction in salaries and fees;

●

for the three and six months ended January 31, 2021, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $682,482 and $1,402,246, respectively, which decreased by $170,182 and $249,530, respectively, compared to $852,664 and $1,651,776, respectively, for the three and six months ended January 31, 2020, primarily as a result of corporate-wide cost reductions;

●

for the three and six months ended January 31, 2021, professional fees totaled $184,396 and $306,303, respectively, which decreased by $142,311 and $155,037, respectively, compared to $326,707 and $461,340, respectively, for the three and six months ended January 31, 2020. The decrease primarily resulted from decrease in general legal fees and accounting and audit fees. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●

for the three and six months ended January 31, 2021, stock-based compensation totaled $1,218,058 and $2,596,573, respectively, which increased by $419,808 and $880,937, respectively, compared to $798,250 and $1,715,636, respectively, for the three and six months ended January 31, 2020. During the three and six months ended January 31, 2021, in response to the financial market uncertainty as a result of the COVID-19 pandemic, we continued our efforts of corporate-wide cost-cutting and cash saving measures implemented in Fiscal 2020, where we expanded the scope of equity-based payments, including shares issued in lieu of cash for certain salaries and fees under our Stock Incentive Plan, to compensate certain employees and consultants to reduce cash outlays. During Fiscal 2020, we granted approximately 6.2 million stock options to our directors, officers, employees and certain consultants and awarded 1.3 million RSUs to certain of our directors and officers. The stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in Fiscal 2020 and prior fiscal years using graded vesting method.

Depreciation, Amortization and Accretion

During the three and six months ended January 31, 2021, depreciation, amortization and accretion totaled $97,598 and $196,778, respectively, which increased by $15,846 and $38,640, respectively, compared to $81,752 and $158,138, respectively, for the three and six months ended January 31, 2020.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2021, interest and finance costs totaled $829,727 and $1,720,641, respectively, which were consistent with $859,163 and $1,744,288, for the three and six months ended January 31, 2020, respectively.

For the three and six months ended January 31, 2021, interest paid on long-term debt totaled $368,000 and $776,889, respectively, which decreased by $40,889 and $40,889, respectively, compared to $408,889 and $817,778, respectively, for the three and six months ended January 31, 2020. For the three months ended January 31, 2021, amortization of debt discount totaled $381,828 and $825,695, respectively, which decreased by $30,752 and $19,106, respectively, compared to $412,580 and $844,801, respectively, for the three and six months ended January 31, 2020. The decreases in interest on long-term debt and amortization of debt discount are a result of the decrease in the outstanding principle amount of our long-term debt to $18,000,000 from $20,000,000 in the comparable periods of last year.

For the three and six months ended January 31, 2021, surety bond premium totaled $61,009 and $90,079, respectively, which increased by $31,939 and $26,383, respectively, compared to $29,070 and $63,696, respectively, for the three and six months ended January 31, 2020.

Income or Loss from Equity-Accounted Investment

During the three and six months ended January 31, 2021, we recorded income of $600,913 and a loss of $102,692, respectively, as a result of income and loss pick up from URC’s operations. During the three and six months ended January 31, 2020, we recorded income of $2,704,373 and $2,363,776, respectively, primarily due to a dilution gain of $2,728,026 and $3,056,656, respectively, recognized as a result of the change of our ownership interest in URC due to URC’s initial public offering in December 2019, offset by loss pick up totaling $23,653 and $692,880, respectively, from URC’s operations.

Gain on Loan Extinguishment

During the three months ended January 31, 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan amount of $277,250 and associated interest. As a result, a gain on loan extinguishment of $278,617 was recorded on our statement of operations and comprehensive loss for the three and six months ended January 31, 2021.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020
Net loss	$(3,461,059)	$(4,963,537)	$(4,405,634)	$(3,273,644)
Total comprehensive loss	(2,975,021)	(4,900,776)	(4,009,649)	(3,752,792)
Basic and diluted loss per share	(0.02)	(0.03)	(0.02)	(0.02)
Total assets	100,142,619	102,213,761	91,389,617	93,647,447

	For the Quarters Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
Net loss	$(1,888,661)	$(5,042,577)	$(6,334,132)	$(5,017,557)
Total comprehensive loss	(1,928,309)	(5,052,471)	(6,199,949)	(5,177,511)
Basic and diluted loss per share	(0.01)	(0.03)	(0.04)	(0.03)
Total assets	96,514,311	96,696,496	101,040,242	105,055,912

Liquidity and Capital Resources

	January 31, 2021	July 31, 2020
Cash and cash equivalents	$8,713,193	$5,147,703
Term deposits	4,000,000	-
Current assets	14,437,870	6,589,879
Current liabilities	19,467,523	2,037,402
Working capital (deficit)	(5,029,653)	4,552,477

During the six months ended January 31, 2021, we received net proceeds of $14,121,656 from the September 2020 Offering. During the three months ended January 31, 2021, we received net proceeds of $1,074,337 under the ATM Offering. At January 31, 2021, we had cash and cash equivalents of $8,713,193 and term deposits of $4,000,000. Subsequent to January 31, 2021, we received further net proceeds of $28,246,612 under the ATM Offering, which substantially increased our cash and cash equivalent balances and improved our working capital position.

At January 31, 2021, our $18,000,000 long-term debt with maturity on January 31, 2022 became a current liability, resulting in a working capital deficit of $5,029,653. With the cash proceeds received from the ATM Offering, our existing cash resources are expected to provide sufficient funds to repay the long-term debt when it comes due and carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond 12 months from the date of this Quarterly Report will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

On April 9, 2019, we entered into the ATM Offering Agreement with the ATM Managers, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $37.9 million through the Managers. In connection with the ATM Offering, on April 9, 2019, we filed a prospectus supplement to the 2017 Shelf providing for the public offer and sale of the Company’s shares having an aggregate offering price of up to $37.9 million through one or more at-the-market offerings pursuant to the ATM Offering.

On February 21, 2020, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on March 3, 2020 (the “2020 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million. As a result of the 2020 Shelf, our 2017 Shelf was then deemed terminated and, as a consequence, our then ATM Offering terminated unless renewed under the 2020 Shelf.

On March 19, 2020, we entered into an Amending Agreement to the ATM Offering Agreement with the ATM Managers under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $30 million through the ATM Managers under its ATM Offering through the 2020 Shelf.

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

During the three months ended January 31, 2021, we issued 632,487 shares at a weighted average price of $1.74 per share under the ATM Offering for net cash proceeds of $1,074,337. Subsequent to January 31, 2021, we issued 13,036,419 shares at a weighted average price of $2.22 under the ATM Offering for net cash proceeds of $28,246,612.

At January 31, 2021, $30 million of the 2020 Shelf was utilized for the ATM Offering and $27.3 million was utilized for the September 2020 Offering; and therefore, as at January 31, 2021, there was $42.7 million available for distribution under our 2020 Shelf.

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

During the three months ended January 31, 2021, we made a voluntary payment of $2,000,000 to one of our Lenders.

During the three months ended January 31, 2021, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding, as payment of anniversary fees to our Lenders.

Subsequent to January 31, 2021, we made further voluntary principal payment of $8,000,000 to our Lenders, which decreased the principal balance outstanding to $10,000,000.

Government Loans

In April 2020, our Canadian subsidiary received a loan of $31,299 (CAD$40,000) under the Canadian Emergency Business Account Program (“CEBA”), which provides financial relief for Canadian small businesses during the COVID-19 pandemic (the “CEBA Loan”). The CEBA Loan has an initial term date on December 31, 2022 (the “Initial Term Date”) and may be extended to December 31, 2025. The CEBA Loan is non-revolving, with an interest rate being 0% per annum prior to the Initial Term Date and 5% per annum thereafter during any extended term.

On April 28, 2020, we entered into a business loan agreement with Kleberg Bank, N.A., under the Paycheck Protection Program administered by the Small Business Administration, which is a part of the Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Congress in response to the COVID-19 pandemic. On May 5, 2020, we received the PPP Loan in the amount of $277,250. During the three months ended January 31, 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan amount of $277,250 and associated interest.

Promissory Note

During the three months ended January 31, 2021, in connection with the Goliad Land Purchase, we issued the Promissory Note with a principal amount of $380,000 to Mar G B Ranch LLC. The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022. We may prepay the Promissory Note in any amount at any time before the maturity date without penalty.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2021 and 2020 was $5,603,172 and $7,545,794, respectively. Significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the six months ended January 31, 2021, net cash provided by financing activities totaled $13,389,086 primarily from net proceeds of $14,121,656 from our September 2020 Offering, net proceeds of $1,074,337 from the ATM Offering, and net proceeds of $223,324 from the exercise of stock options and share purchase warrants, which were offset by a $2,000,000 voluntary payment to one of our Lenders under our Credit Facility and $30,231 payments under the Promissory Note. No cash was provided by financing activities during the six months ended January 31, 2020.

Investing Activities

During the six months ended January 31, 2021, net cash used by investing activities totaled $4,220,340, primarily for cash used for the investment in term deposits of $10,000,000, cash used for the purchase of property, plant and equipment of $140,340, and cash used for investment in mineral rights and properties of $80,000, offset by cash received from the redemption of term deposits of $6,000,000. During the six months ended January 31, 2020, net cash provided by investing activities totaled $11,773,277, primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by cash used for the purchase of property, plant and equipment of $30,194 and cash used for investment in mineral rights and properties of $30,000.

Stock Options and Warrants

At January 31, 2021, we had stock options outstanding representing 13,070,468 shares at a weighted-average exercise price of $1.10 per share, and share purchase warrants outstanding representing 14,254,264 shares at a weighted-average exercise price of $1.93 per share. At January 31, 2021, outstanding stock options and warrants represented a total 27,324,732 shares issuable for gross proceeds of approximately $41.9 million should these stock options and warrants be exercised in full on a cash basis. At January 31, 2021, outstanding in-the-money stock options represented a total of 12,850,468 shares exercisable for gross proceeds of approximately $13.7 million should these in-the-money stock options be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and six months ended January 31, 2021, we incurred $17,464 and $34,141 (three and six months ended January 31, 2020: $35,657 and $68,490), respectively, in general and administrative costs, paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

At January 31, 2021, the amount owing to Blender was $16,520 (July 31, 2020: $31,334).

Material Commitments

Long-Term Debt Obligations

At January 31, 2021 we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2021.

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

Subsequent Events

Subsequent to January 31, 2021, we issued 13,036,419 shares at a weighted average price of $2.22 under the ATM Offering for net cash proceeds of $28,246,612.

Subsequent to January 31, 2021, we received cash proceeds of $381,631 and issued 680,043 shares upon the exercise of 984,223 stock options.

Subsequent to January 31, 2021, we received cash proceeds of $511,726 and issued 435,542 shares upon the exercise of 1,597,333 share purchase warrants.

Subsequent to January 31, 2021, we made further voluntary principal payment of $8,000,000 to our Lenders.

Subsequent to January 31, 2021, we entered into an agreement to purchase 400,000 pounds of U3O8 at a price of $27.29 per pound.

Subsequent to January 31, 2021, we paid an additional $198,377 as surety bond collateral for inflation adjustments upon renewal of various surety bonds relating to our Palangana Mine and Hobson Processing Facility.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $285.2 million at January 31, 2021. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At January 31, 2021, we had cash and cash equivalents of $8.7 million and term deposits of $4.0 million. Subsequent to January 31, 2021, we received net proceeds of $28.2 million under the ATM Offering. Our existing cash resources are expected to provide sufficient funds to repay our long-term debt of $18.0 million under our Credit Facility when it comes due and carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond those 12 months will be dependent upon our ability to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

During Fiscal 2019, we entered into the Third Amended and Restated Credit Agreement under our Credit Facility with our Lenders under which we had previously drawn down the maximum $20 million in principal. During the three months ended January 31, 2021, we made a voluntary payment of $2 million to one of our Lenders, reducing the principal outstanding to $18 million at January 31, 2021. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010 we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of U3O8 generated during the three months ended January 31, 2021, and any other fiscal years.

During the six months ended January 31, 2021, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, our Palangana Mine, our Reno Creek Project and our Alto Paraná Project and have recorded a liability of $3.8 million on our balance sheet at January 31, 2021 to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We are authorized to issue 750,000,000 shares of common stock of which 200,142,556 shares were issued and outstanding as of January 31, 2021. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2021, we issued the following securities that were not registered under the Securities Act:

●

on December 4, 2020, we issued an aggregate of 1,249,039 shares of common stock to our five Lenders at a deemed issuance price of $0.93672 per share pursuant to the terms of the Third Amended and Restated Credit Agreement under our Credit Facility. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) for the issuance of 832,693 shares to three of the Lenders and on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act for the issuance of 416,346 shares to two of the Lenders.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended January 31, 2021, the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer (Principal Executive Officer) and Director Date: March 15, 2021

By:	/s/ Pat Obara
Pat Obara Chief Financial Officer (Principal Financial Officer) Date: March 15, 2021