Form 10-Q
period 2021-04-30
URANIUM ENERGY CORP
filed 2021-06-09
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 233,248,398 shares of common stock outstanding as of June 7, 2021.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Unaudited – Expressed in U.S. Dollars)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – Expressed in U.S. Dollars)

	Note(s)	April 30, 2021	July 31, 2020

CURRENT ASSETS
Cash and cash equivalents	7	$43,930,316	$5,147,703
Term deposits	3	4,000,000	-
Inventories	4	26,405,480	211,662
Prepaid expenses and deposits		1,961,448	1,111,152
Other current assets		133,265	119,362
TOTAL CURRENT ASSETS		76,430,509	6,589,879

MINERAL RIGHTS AND PROPERTIES	5	63,734,378	63,655,503
PROPERTY, PLANT AND EQUIPMENT	6	7,399,366	7,019,817
RESTRICTED CASH	7	2,037,677	1,839,216
EQUITY-ACCOUNTED INVESTMENT	8	13,324,548	11,515,327
OTHER NON-CURRENT ASSETS		648,895	769,875
TOTAL ASSETS		$163,575,373	$91,389,617

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,104,028	$1,858,499
Due to a related party	9	-	31,334
Other current liabilities	13	87,129	147,569
Current portion of other loans payable	11	189,143	-
Current portion of long-term debt	10	9,821,573	-
TOTAL CURRENT LIABILITIES		12,201,873	2,037,402

LONG-TERM DEBT	10	-	19,869,477
OTHER LOANS PAYABLE	11	114,737	307,092
ASSET RETIREMENT OBLIGATIONS	12	3,887,569	3,734,314
OTHER NON-CURRENT LIABILITIES	13	488,691	479,714
DEFERRED TAX LIABILITIES		542,206	545,000
TOTAL LIABILITIES		17,235,076	26,972,999

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 232,365,705 shares issued and outstanding (July 31, 2020 - 184,635,870)	14	232,365	184,636
Additional paid-in capital		434,908,779	341,059,972
Share issuance obligation		103,554	103,554
Accumulated deficit		(289,826,057)	(276,811,300)
Accumulated other comprehensive income (loss)		921,656	(120,244)
TOTAL EQUITY		146,340,297	64,416,618
TOTAL LIABILITIES AND EQUITY		$163,575,373	$91,389,617

SUBSEQUENT EVENTS	4,8,14

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Note(s)	2021	2020	2021	2020
COSTS AND EXPENSES
Mineral property expenditures	5	$1,478,754	$956,564	$3,141,772	$3,803,338
General and administrative	9,14	3,286,201	2,127,887	8,336,593	6,837,851
Depreciation, amortization and accretion	5,6,12	98,186	74,060	294,964	232,198
LOSS FROM OPERATIONS		(4,863,141)	(3,158,511)	(11,773,329)	(10,873,387)

OTHER INCOME (EXPENSES)
Interest income		15,950	30,403	30,313	171,925
Interest expenses and finance costs	10	(636,178)	(835,683)	(2,356,819)	(2,579,971)
Income from equity-accounted investment	8	870,013	684,443	767,321	3,048,219
Gain on loan extinguishment	11	7,759	-	286,376	-
Other income		16,632	4,475	30,720	21,693
(Loss) gain on disposition of assets		(2,133)	216	(2,133)	2,016
OTHER INCOME (EXPENSES)		272,043	(116,146)	(1,244,222)	663,882
LOSS BEFORE INCOME TAXES		(4,591,098)	(3,274,657)	(13,017,551)	(10,209,505)

DEFERRED TAX BENEFITS		937	1,013	2,794	4,623
NET LOSS FOR THE PERIOD		(4,590,161)	(3,273,644)	(13,014,757)	(10,204,882)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF INCOME TAXES	8	493,101	(479,148)	1,041,900	(528,690)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(4,097,060)	$(3,752,792)	$(11,972,857)	$(10,733,572)

NET LOSS PER SHARE, BASIC AND DILUTED	15	$(0.02)	$(0.02)	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		218,822,085	183,896,944	202,304,157	182,637,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – Expressed in U.S. Dollars)

		Nine Months Ended April 30,
	Note(s)	2021	2020
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(13,014,757)	$(10,204,882)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	14	3,764,300	2,411,281
Depreciation, amortization and accretion	5,6,12	294,964	232,198
Amortization of long-term debt discount	10	1,122,096	1,244,032
Loss (gain) on disposition of assets		2,133	(2,016)
Gain on loan extinguishment	11	(286,376)	-
Income from equity-accounted investment	8	(767,321)	(3,048,219)
Deferred tax benefits		(2,794)	(4,623)
Changes in operating assets and liabilities
Inventories		(26,193,818)	-
Prepaid expenses and deposits		(402,017)	248,845
Other current assets		(13,903)	130,877
Accounts payable and accrued liabilities		256,028	(1,222,616)
Due to a related party	9	(31,334)	(52,505)
Other liabilities		22,591	(65,028)
NET CASH USED IN OPERATING ACTIVITIES		(35,250,208)	(10,332,656)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	14	88,551,751	-
Repayments of long-term debt	10	(10,000,000)	-
Repayments of other loans	11	(98,203)	-
Proceeds from a government loan		-	28,756
NET CASH PROVIDED BY FINANCING ACTIVITIES		78,453,548	28,756

INVESTING ACTIVITIES
Investment in mineral rights and properties		(80,000)	(80,000)
Purchase of property, plant and equipment	6	(142,266)	(83,841)
Investment in term deposits		(10,000,000)	-
Proceeds from redemption of term deposits		6,000,000	11,831,671
Proceeds from disposition of assets		-	2,800
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(4,222,266)	11,670,630

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		38,981,074	1,366,730
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		6,986,919	7,879,578
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	7	$45,967,993	$9,246,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – Expressed in U.S. Dollars)

						Accumulated Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive Income	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	(Loss)	Equity
Balance, July 31, 2020	184,635,870	$184,636	$341,059,972	$103,554	$(276,811,300)	$(120,244)	$64,416,618
Common stock
Issued for equity financing, net of issuance costs	12,500,000	12,500	12,455,787	-	-	-	12,468,287
Issued upon exercise of stock options	13,532	15	9,294	-	-	-	9,309
Stock-based compensation
Common stock issued under Stock Incentive Plan	227,390	226	235,043	30,321	-	-	265,590
Amortization of stock-based compensation	-	-	1,046,175	-	-	-	1,046,175
Warrants
Issued for equity financing	-	-	1,518,432	-	-	-	1,518,432
Issued for equity financing as issuance costs	-	-	134,937	-	-	-	134,937
Net loss for the period	-	-	-	-	(4,963,537)	-	(4,963,537)
Other comprehensive income	-	-	-	-	-	62,761	62,761
Balance, October 31, 2020	197,376,792	197,377	356,459,640	133,875	(281,774,837)	(57,483)	74,958,572
Common stock
Issued under ATM offering, net of issuance costs	632,487	632	1,073,705	-	-	-	1,074,337
Issued as anniversary fees for credit facility	1,249,039	1,249	1,168,751	-	-	-	1,170,000
Issued upon exercise of stock options	559,528	559	211,566	-	-	-	212,125
Issued upon exercise of warrants	1,050	1	1,889	-	-	-	1,890
Stock-based compensation
Common stock issued for consulting services	-	-	-	40,009	-	-	40,009
Common stock issued under Stock Incentive Plan	323,660	324	358,359	(30,321)	-	-	328,362
Amortization of stock-based compensation	-	-	836,569	-	-	-	836,569
Net loss for the period	-	-	-	-	(3,461,059)	-	(3,461,059)
Other comprehensive income	-	-	-	-	-	486,038	486,038
Balance, January 31, 2021	200,142,556	200,142	360,110,479	143,563	(285,235,896)	428,555	75,646,843
Common stock
Issued under ATM offering, net of issuance costs	13,036,419	13,036	28,058,564	-	-	-	28,071,600
Issued under direct offerings, net of issuance costs	13,636,364	13,636	40,059,512	-	-	-	40,073,148
Issued upon exercise of stock options	1,511,547	1,512	1,085,332	-	-	-	1,086,844
Issued upon exercise of warrants	3,598,200	3,598	3,395,705	-	-	-	3,399,303
Stock-based compensation
Common stock issued for consulting services	291,005	291	890,482	(40,009)	-	-	850,764
Common stock issued under Stock Incentive Plan	149,614	150	307,981	-	-	-	308,131
Amortization of stock-based compensation	-	-	674,196	-	-	-	674,196
Warrants
Issued for equity financing as issuance costs	-	-	326,528	-	-	-	326,528
Net loss for the period	-	-	-	-	(4,590,161)	-	(4,590,161)
Other comprehensive income	-	-	-	-	-	493,101	493,101
Balance, April 30, 2021	232,365,705	$232,365	$434,908,779	$103,554	$(289,826,057)	$921,656	$146,340,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – Expressed in U.S. Dollars)

						Accumulated Other
	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Comprehensive Income	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	(Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Stock-based compensation
Common stock issued for consulting services	29,167	29	31,763	-	-	-	31,792
Common stock issued under Stock Incentive Plan	435,348	436	410,026	(187,100)	-	-	223,362
Amortization of stock-based compensation	-	-	662,232	-	-	-	662,232
Net loss for the period	-	-	-	-	(5,042,577)	-	(5,042,577)
Other comprehensive loss	-	-	-	-	-	(9,894)	(9,894)
Balance, October 31, 2019	181,360,946	181,361	337,151,616	-	(267,243,361)	2,567	70,092,183
Common stock
Issued as anniversary fees for credit facility	1,743,462	1,743	1,398,257	-	-	-	1,400,000
Stock-based compensation
Common stock issued for consulting services	313,201	313	277,644	-	-	-	277,957
Common stock issued under Stock Incentive Plan	256,206	257	234,535	-	-	-	234,792
Amortization of stock-based compensation	-	-	485,268	-	-	-	485,268
Warrants
Issued for consulting services	-	-	22,733	-	-	-	22,733
Net loss for the period	-	-	-	-	(1,888,661)	-	(1,888,661)
Other comprehensive loss	-	-	-	-	-	(39,648)	(39,648)
Balance, January 31, 2020	183,673,815	183,674	339,570,053	-	(269,132,022)	(37,081)	70,584,624
Stock-based compensation
Common stock issued under Stock Incentive Plan	376,298	376	246,826	-	-	-	247,202
Amortization of stock-based compensation	-	-	381,694	-	-	-	381,694
Net loss for the period	-	-	-	-	(3,273,644)	-	(3,273,644)
Other comprehensive loss	-	-	-	-	-	(479,148)	(479,148)
Balance, April 30, 2020	184,050,113	$184,050	$340,198,573	$-	$(272,405,666)	$(516,229)	$67,460,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

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

As at April 30, 2021, we had a working capital of $64.2 million including cash and cash equivalents of $43.9 million, term deposits of $4.0 million and uranium inventory holdings of $26.2 million. During the three months ended and subsequent to April 30, 2021, we entered into agreements to purchase 2.505 million pounds of uranium inventories for a total purchase price of $75.9 million, of which $18.1 million will become due in the next 12 months from the date that our condensed consolidated financial statements are issued (refer to Note 4: Inventories).  In addition, as at April 30, 2021, we had $10.0 million of term debt with a maturity date of January 31, 2022.  However, we believe our existing cash resources and if necessary, cash generated from the sale of the Company’s current assets will provide sufficient funds to fulfill our uranium inventory purchase commitments, repay the $10.0 million principal debt amount when it becomes due, and carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2020 (“Fiscal 2020”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021 (“Fiscal 2021”).

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

April 30, 2021

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

Companies in the Production Stage, as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold.  We are in the Exploration Stage which has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, rather than capitalizing, of expenditures relating to ongoing mill and mine development activities.  Additionally, there would be no corresponding amortization allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower produced inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage.  Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method.  As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

NOTE 3:	TERM DEPOSITS

As of April 30, 2021, term deposits totaled $4,000,000 (July 31, 2020: $Nil), which are held at a major financial institution with an initial term of four to six months bearing interest rate at 0.25%.

NOTE 4:	INVENTORIES

During the three months ended April 30, 2021, we entered into agreements to purchase 2,305,000 pounds of uranium inventories, of which 900,000 pounds of uranium inventory were received.

As at April 30, 2021, costs of inventories consisted of the following:

	April 30, 2021	July 31, 2020
Supplies and work-in-progress	$33,781	$33,781
Uranium concentrates from production	177,881	177,881
Purchased uranium inventories	26,193,818	-
	$26,405,480	$211,662

As of April 30, 2021, our uranium inventory purchase commitments for the next two fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2021	100,000	$2,745,000
Fiscal 2022	600,000	18,065,000
Fiscal 2023	705,000	22,674,000
Total	1,405,000	$43,484,000

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

Subsequent to April 30, 2021, we received 100,000 pounds of uranium inventories at a purchase price of $2,745,000, and entered into agreements to purchase 200,000 pounds of uranium inventories.

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As of April 30, 2021, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium.  As of April 30, 2021, annual maintenance payments of approximately $2.7 million will be required to maintain these mineral rights.

Mineral rights and property acquisition costs consist of the following:

	April 30, 2021	July 31, 2020
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	849,854	799,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	60,000	30,000
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,661,387	67,581,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,731,503	63,651,503

Databases and Land Use Agreements	2,458,808	2,458,808
Accumulated Amortization	(2,455,933)	(2,454,808)
	2,875	4,000
	$63,734,378	$63,655,503

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

During the three and nine months ended April 30, 2021 and 2020, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our condensed consolidated financial statements for the three and nine months ended April 30, 2021 and 2020.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

Mineral property expenditures incurred on our projects were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Mineral Property Expenditures
Palangana Mine	$216,791	$260,438	$648,459	$1,109,164
Goliad Project	51,437	54,486	168,493	151,293
Burke Hollow Project	626,695	154,672	942,311	1,024,345
Longhorn Project	2,289	2,289	6,866	14,735
Salvo Project	7,672	7,843	23,537	21,813
Anderson Project	19,469	19,519	58,360	49,004
Workman Creek Project	8,168	8,168	24,533	24,533
Slick Rock Project	12,994	13,123	39,123	39,527
Reno Creek Project	215,725	159,088	485,791	451,312
Yuty Project	7,129	27,664	21,457	58,578
Oviedo Project	109,676	69,446	256,091	298,505
Alto Paraná Titanium Project	88,796	36,323	134,710	202,656
Other Mineral Property Expenditures	111,913	143,505	332,041	357,873
	$1,478,754	$956,564	$3,141,772	$3,803,338

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30, 2021			July 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(831,789)	$5,811,046	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,355,379	(2,314,364)	41,015	2,393,579	(2,342,518)	51,061
Logging Equipment and Vehicles	1,923,983	(1,761,956)	162,027	1,924,969	(1,736,806)	188,163
Computer Equipment	333,318	(285,517)	47,801	550,243	(486,467)	63,776
Furniture and Fixtures	184,941	(171,462)	13,479	170,701	(169,946)	755
Land and Buildings	1,377,601	(53,603)	1,323,998	889,606	(42,446)	847,160
	$12,818,057	$(5,418,691)	$7,399,366	$12,571,933	$(5,552,116)	$7,019,817

During the nine months ended April 30, 2021, we purchased 100 acres of land (the “Goliad Land Purchase”) within our Goliad Project located in Goliad County, Texas, for total consideration of $487,995, of which $380,000 was financed with a promissory note. Refer to Note 11: Other Loans Payable herein.

NOTE 7:	RESTRICTED CASH

Restricted cash includes cash and cash equivalents and money market funds pledged as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, and for estimated reclamation costs associated with our Anderson Project, Palangana Mine, Hobson Processing Facility and Reno Creek Project.  Restricted cash will be released upon the completion of reclamation of a mineral property or the restructuring of a surety and collateral arrangement.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

During the three months ended April 30, 2021, we paid an additional $198,377 as surety bond collateral for inflation adjustments upon renewal of various surety bonds relating to our Palangana Mine and Hobson Processing Facility.

	April 30, 2021	July 31, 2020
Restricted cash, beginning of period	$1,839,216	$1,821,392
Additional surety bond collateral	198,377	-
Interest received	84	17,824
Restricted cash, end of period	$2,037,677	$1,839,216

Cash, cash equivalents and restricted cash are included in the following accounts as of April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
Cash and cash equivalents	$43,930,316	$7,407,189
Restricted cash	2,037,677	1,839,119
Total cash, cash equivalents and restricted cash	$45,967,993	$9,246,308

NOTE 8:	EQUITY-ACCOUNTED INVESTMENT

As of April 30, 2021, we owned 14,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 18.8% (July 31, 2020: 19.5%) interest in URC. In addition, two of our officers are members of URC’s board of directors, and one of which is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2021. URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V” and on NASDAQ with the trading symbol “UROY”.

For the three and nine months ended April 30, 2021 and 2020, income (loss) from investment in URC consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Share of income (loss) from URC	$456,132	$684,443	$353,440	$(8,437)
Gain on ownership interest dilution	413,881	-	413,881	3,056,656
Total	$870,013	$684,443	$767,321	$3,048,219

For the three and nine months ended April 30, 2021 and 2020, we recorded a gain on ownership interest dilution as a result of URC issuing more shares from the exercises of URC’s share purchase warrants.

For the three and nine months ended April 30, 2021, we recorded translation gains of $493,101 and $1,041,900, respectively, and for three and nine months ended April 30, 2020, we recorded translation losses of $479,148 and $528,690, respectively, as a result of translating the ending balance of the investment in URC denominated in Canadian Dollars to U.S. Dollars using the period end exchange rate, which was included in other comprehensive income (loss) in our condensed consolidated statements of operations and comprehensive loss.

During the nine months ended April 30, 2021, the change in carrying value of our investment in URC is summarized as follows:

Balance, July 31, 2020	$11,515,327
Income from investment in URC	353,440
Gain on ownership interest dilution	413,881
Translation gain	1,041,900
Balance, April 30, 2021	$13,324,548

As of April 30, 2021, the fair value of our investment in URC was approximately $49.3 million.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

Subsequent to April 30, 2021, on May 20, 2021, we participated in an equity financing and acquired an additional 1,000,000 common shares of URC at a price of CAD$4.10 per share for total consideration of $3,396,852.

NOTE 9:	RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2021, we incurred $17,900 and $52,041 (three and nine months ended April 30, 2020: $36,849 and $105,339), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As of April 30, 2021, the amount owing to Blender was $nil (July 31, 2020: $31,334).

NOTE 10:	LONG-TERM DEBT

As of April 30, 2021, our long-term debt consisted of the following:

	April 30, 2021	July 31, 2020
Principal amount	$10,000,000	$20,000,000
Unamortized discount and accrued fees	(178,427)	(130,523)
Long-term debt, net of unamortized discount	$9,821,573	$19,869,477
Current portion	9,821,573	-
Long-term debt, net of current portion	$-	$19,869,477

For the three and nine months ended April 30, 2021, amortization of debt discount totaled $296,401 and $1,122,096 (three and nine months ended April 30, 2020: $399,231 and $1,244,032), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended April 30, 2021, we paid $274,222 and $1,051,111 (three and nine months ended April 30, 2020: $400,000 and $1,217,778), respectively, in cash to our lenders (the “Lenders”) for interest on the long-term debt.

During the nine months ended April 30, 2021, we made voluntary principal payments totaling $10,000,000 to certain Lenders, which decreased the principal balance outstanding to $10,000,000 under our credit facility (the “Credit Facility”).

During the nine months ended April 30, 2021, and pursuant to the terms of our Third Amended and Restated Credit Agreement with our Lenders, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding at the time, as payment of anniversary fees to our Lenders.

The Company’s Credit Facility with our remaining Lender has a maturity date on January 31, 2022, with an interest rate of 8% per annum and an underlying effective interest rate of 18.10%.

As of April 30, 2021, our working capital ratio, excluding the current portion of the long-term debt, was 32:1, which was in compliance with the debt covenant requirement under our Credit Facility being a working capital ratio, excluding any current portion of the long-term debt, of not less than 1:1.

The aggregate yearly maturities of long-term debt based on principal amounts outstanding as at April 30, 2021 are as follows:

Fiscal 2021	$-
Fiscal 2022	10,000,000
Total	$10,000,000

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

NOTE 11:	OTHER LOANS PAYABLE

During Fiscal 2020, we applied for a Paycheck Protection Program loan and received the proceeds of $277,250 (the “PPP Loan”). During the nine months ended April 30, 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of our PPP Loan of $277,250 and accrued interest. As a result, we recognized a gain on extinguishment of the PPP Loan of $278,617 during the nine months ended April 30, 2021.

During Fiscal 2020, our Canadian subsidiary received a loan of $29,842 (CAD$40,000) under the Canadian Emergency Business Account Program (“CEBA”), which provides financial relief for Canadian small businesses during the COVID-19 pandemic (the “CEBA Loan”).  During the three months ended April 30, 2021, we repaid CAD$30,000 of the CEBA Loan, 75% of the total CEBA Loan principal before its initial term date on December 31, 2022 and received a CEBA Loan Closure Confirmation for forgiveness of CAD$10,000. As a result, we recognized a gain on extinguishment of the CEBA Loan of $7,759 during the three months ended April 30, 2021.

During the nine months ended April 30, 2021, in connection with the Goliad Land Purchase, we issued a promissory note with a principal amount of $380,000 to a landowner (the “Promissory Note”). The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022. We may prepay the Promissory Note in any amount at any time before the maturity date without penalty.

During the three and nine months ended April 30, 2021, we paid $4,124 and $7,235, respectively, in cash for interest on the Promissory Note.

As of April 30, 2021, other loans payable consisted of the following:

	April 30, 2021	July 31, 2020
Government loan payable	$-	$307,092
Promissory note payable	303,880	-
	$303,880	$307,092

Current portion
Government loan payable	$-	$-
Promissory note payable	189,143	-
	$189,143	$-
Non-current portion
Government loan payable	$-	$307,092
Promissory note payable	114,737	-
	$114,737	$307,092

NOTE 12:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2020	$3,734,314
Accretion	153,255
Balance, April 30, 2021	$3,887,569

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2021			July 31, 2020
Undiscounted amount of estimated cash flows	$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2022	$-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Fiscal 2026	-
Remaining balance	8,221,018
$8,221,018

NOTE 13:	LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 0.3 to 18.1 years. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation.

During the three and nine months ended April 30, 2021 and 2020, total lease expenses include the following components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Operating leases	$56,195	$63,073	$163,028	$182,012
Short-term leases	365,027	23,289	407,982	420,318
Total Lease Expenses	$421,222	$86,362	$571,010	$602,330

As at April 30, 2021, the weighted average remaining lease term was 16.1 years and the weighted average discount rate was 4.74%.

During the nine months ended April 30, 2021, cash paid for amounts included in the measurement of operating lease liabilities totaled $170,276.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2021	$68,956
Fiscal 2022	249,829
Fiscal 2023	20,000
Fiscal 2024	20,000
Fiscal 2025	20,000
Thereafter	300,000
Total lease payments	678,785
Less: imputed interest	(146,670)
Present value of lease liabilities	$532,115

Current portion of lease liabilities	$78,050
Non-current portion of lease liabilities	$454,065

Current lease liabilities are included in Other Current Liabilities, and non-current lease liabilities are included in Other Non-Current Liabilities in our consolidated balance sheets.

NOTE 14:	CAPITAL STOCK

Equity Financing

On September 23, 2020, we completed a public offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000 (the “September 2020 Offering”).  Each unit consisted of one share of our Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share of our Company at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.  In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

The shares were valued at the Company’s closing price of $0.96 per share on September 23, 2020.  The share purchase warrants were valued using the Black-Scholes option pricing model with the following assumptions.

Expected Risk Free Interest Rate	0.14%
Expected Annual Volatility	76.81%
Expected Contractual Life in Years	2.00
Expected Annual Dividend Yield	0.00%

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

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

During the nine months ended April 30, 2021, we issued 13,668,906 shares of the Company’s common stock at a weighted average price of $2.19 per share under the ATM Offering for net cash proceeds of $29,320,949.

On March 19, 2021, we completed a registered direct offering of 10,000,000 shares of the Company’s common stock at a price of $3.05 per share for net proceeds of $29,083,710 (the “March 2021 Offering”).

On April 8, 2021, we completed a registered direct offering of 3,636,364 shares of the Company’s common stock at a price of $3.30 per share for net proceeds of $11,315,966 (the “April 2021 Offering”). In connection with the April 2021 Offering, we also issued, on a private placement basis, 181,818 common stock purchase warrants (each, an “Agent Warrant”) to the agent as partial compensation, and each Agent Warrant entitles its holder to acquire one share of common stock at an exercise price of $4.125 per share and expiring five years from the date of issuance.

The Agent Warrants were valued at $1.80 per share using the Black-Scholes option pricing model with the following assumptions.

Expected Risk Free Interest Rate	0.85%
Expected Annual Volatility	72.17%
Expected Contractual Life in Years	5.00
Expected Annual Dividend Yield	0.00%

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants for the nine months ended April 30, 2021, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2020	7,721,981	$2.03
Issued in connection with September 2020 Offering	6,833,333	1.80
Balance, October 31, 2020	14,555,314	1.92
Exercised	(1,050)	1.80
Expired	(300,000)	1.38
Balance, January 31, 2021	14,254,264	1.93
Issued in connection with April 2021 Offering	181,818	4.13
Exercised	(8,145,840)	1.99
Expired	(809,304)	2.05
Balance, April 30, 2021	5,480,938	$1.90

During the three and nine months ended April 30, 2021, we received cash proceeds of $3,399,303 and $3,401,193, and issued 3,598,200 and 3,599,250 shares, respectively, from the exercise of 8,145,840 and 8,146,890 share purchase warrants, respectively.

A summary of share purchase warrants outstanding and exercisable as of April 30, 2021, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$2.30	308,728	1.28	August 9, 2022
1.64	25,000	2.06	May 21, 2023
1.80	4,965,392	1.40	September 23, 2022
4.13	181,818	4.93	April 5, 2026
$1.90	5,480,938	1.51

Stock Options

As of April 30, 2021, we had one stock option plan, our 2020 Stock Incentive Plan, which superseded and replaced our 2019 Stock Incentive Plan.

A continuity schedule of outstanding stock options for the underlying shares for the nine months ended April 30, 2021, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2020	15,514,750	$1.13
Exercised	(28,500)	0.93
Expired	(1,315,000)	1.43
Balance, October 31, 2020	14,171,250	1.10
Exercised	(1,100,782)	1.11
Balance, January 31, 2021	13,070,468	1.10
Granted	42,490	2.26
Exercised	(1,942,848)	1.11
Balance, April 30, 2021	11,170,110	$1.11

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

During the three and nine months ended April 30, 2021 and 2020, the total number of stock options exercised, the number of shares issued upon exercise of those options and the cash received from such exercises are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Number of Options Exercised on Forfeiture Basis	988,909	-	1,930,691	-
Number of Options Exercised on Cash Basis	953,939	-	1,141,439	-
Total Number of Options Exercised	1,942,848	-	3,072,130	-

Number of Shares Issued on Cash Exercise	953,939	-	1,141,439	-
Number of Shares Issued on Forfeiture Basis	557,608	-	943,168	-
Total Number of Shares Issued Upon Exercise of Options	1,511,547	-	2,084,607	-

Cash Received from Exercise of Stock Options	$1,086,844	$-	$1,308,278	$-
Total Intrinsic Value of Options Exercised	$3,026,602	$-	$3,855,217	$-

Subsequent to April 30, 2021, we received further cash proceeds of $380,776 and issued 704,423 shares of the Company upon the exercise of 888,251 stock options.

A continuity schedule of outstanding unvested stock options as of April 30, 2021, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2020	6,797,471	$0.46
Vested	(718,755)	0.46
Balance, October 31, 2020	6,078,716	0.46
Vested	(1,042,559)	0.48
Balance, January 31, 2021	5,036,157	0.45
Granted	42,490	1.29
Vested	(229,229)	0.46
Balance, April 30, 2021	4,849,418	$0.46

As of April 30, 2021, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $922,396 to be recognized over the next 1.06 years.

As of April 30, 2021, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $20,034,091 (vested: $10,709,934 and unvested: $9,324,157).

A summary of stock options outstanding and exercisable as of April 30, 2021, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at April 30, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at April 30, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	6,577,995	$0.92	7.73	3,108,567	$0.92	6.28
$1.00	to	$1.49	2,752,625	1.17	5.13	1,415,125	1.25	1.33
$1.50	to	$2.81	1,839,490	1.68	2.21	1,797,000	1.66	2.03
			11,170,110	$1.11	6.18	6,320,692	$1.20	3.96

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

Restricted Stock Units

A summary of outstanding and unvested restricted stock units (“RSU”s) as of April 30, 2021, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	310,000	$0.94	1.25	$899,000
July 16, 2020	1,305,000	0.91	2.21	3,784,500
	1,615,000	$0.92	2.03	$4,683,500

During the three and nine months ended April 30, 2021, stock-based compensation relating to RSUs totaled $262,970 and $806,638 (three and nine months ended April 30, 2020: $66,928 and $200,784), respectively. As of April 30, 2021, outstanding unvested RSUs totaled 1,615,000 (July 31, 2020: 1,615,000), and unrecognized compensation costs relating to unvested RSUs totaled $508,861, which is expected to be recognized over a period of approximately 1.14 years.

Performance Based Restricted Stock Units

During the three and nine months ended April 30, 2021, stock-based compensation relating to target performance based restricted stock units (“PRSU”s) totaled $37,544 and $112,632 (three and nine months ended April 30, 2020: $68,165 and $204,495), respectively. As of April 30, 2021, outstanding unvested PRSUs totaled 333,750 (July 31, 2020: 333,750), and unrecognized compensation costs relating to unvested PRSUs totaled $126,720, which is expected to be recognized over a period of approximately 0.72 years.

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Stock-Based Compensation for Consultants
Common stock issued to consultants	$229,047	$131,516	$468,364	$365,274
Amortization of stock option expenses	54,593	57,130	224,295	157,655
	283,640	188,646	692,659	522,929
Stock-Based Compensation for Management
Common stock issued to management	-	24,308	-	93,115
Amortization of stock option expenses	154,531	100,317	614,579	506,422
Amortization of RSU & PRSU expenses	300,514	135,093	919,270	405,279
	455,045	259,718	1,533,849	1,004,816
Stock-Based Compensation for Employees
Common stock issued to employees	264,484	158,127	738,996	416,152
Amortization of stock option expenses	164,558	89,154	798,796	482,573
	429,042	247,281	1,537,792	898,725

Settlement of share issuance obligation	-	-	-	(15,189)
	$1,167,727	$695,645	$3,764,300	$2,411,281

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

NOTE 15:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Numerator
Net Loss for the Period	$(4,590,161)	$(3,273,644)	$(13,014,757)	$(10,204,882)

Denominator
Basic Weighted Average Number of Shares	218,822,085	183,896,944	202,304,157	182,637,673
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	218,822,085	183,896,944	202,304,157	182,637,673

Net Loss per Share, Basic and Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

For the three and nine months ended April 30, 2021 and 2020, all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since their effects would be anti-dilutive.

NOTE 16:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As of April 30, 2021, our long-term assets located in the United States totaled $58,294,295 or 67% of our total long-term assets of $87,144,864.

The table below provides a breakdown of the long-term assets by geographic segments:

	April 30, 2021
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,421,536	$4,577,477	$31,527,870	$146,971	$546,938	$14,513,586	$63,734,378
Property, Plant and Equipment	6,682,983	-	316,482	-	37,768	362,133	7,399,366
Restricted Cash	1,948,704	15,000	73,973	-	-	-	2,037,677
Equity-Accounted Investment	-	-	-	-	13,324,548	-	13,324,548
Other Non-Current Assets	565,799	-	17,500	-	65,596	-	648,895
Total Long-Term Assets	$21,619,022	$4,592,477	$31,935,825	$146,971	$13,974,850	$14,875,719	$87,144,864

	July 31, 2020
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,422,661	$4,527,477	$31,527,870	$116,971	$546,938	$14,513,586	$63,655,503
Property, Plant and Equipment	6,299,786	-	327,639	-	29,677	362,715	7,019,817
Restricted Cash	1,750,243	15,000	73,973	-	-	-	1,839,216
Equity-Accounted Investment	-	-	-	-	11,515,327	-	11,515,327
Other Non-Current Assets	703,312	-	22,000	-	44,563	-	769,875
Total Long-Term Assets	$21,176,002	$4,542,477	$31,951,482	$116,971	$12,136,505	$14,876,301	$84,799,738

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited – Expressed in U.S. Dollars)

The tables below provide a breakdown of our operating results by geographic segments for the three and nine months ended April 30, 2021 and 2020. All intercompany transactions have been eliminated.

	Three Months ended April 30, 2021
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,010,005	$30,996	$215,725	$16,335	$92	$205,601	$1,478,754
General and administrative	2,601,113	3,720	26,513	230	645,028	9,597	3,286,201
Depreciation, amortization and accretion	89,415	-	3,719	-	3,858	1,194	98,186
Loss from operations	(3,700,533)	(34,716)	(245,957)	(16,565)	(648,978)	(216,392)	(4,863,141)

Other income (expenses)	(613,705)	(4,611)	(2,770)	-	893,129	-	272,043
Loss before income taxes	$(4,314,238)	$(39,327)	$(248,727)	$(16,565)	$244,151	$(216,392)	$(4,591,098)

	Three Months Ended April 30, 2020
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$619,892	$27,686	$159,087	$16,462	$-	$133,437	$956,564
General and administrative	1,513,764	3,389	22,358	345	587,015	1,016	2,127,887
Depreciation, amortization and accretion	65,809	-	3,720	249	2,497	1,785	74,060
Loss from operations	(2,199,465)	(31,075)	(185,165)	(17,056)	(589,512)	(136,238)	(3,158,511)

Other income (expenses)	(826,432)	(4,663)	995	-	713,467	487	(116,146)
Loss before income taxes	$(3,025,897)	$(35,738)	$(184,170)	$(17,056)	$123,955	$(135,751)	$(3,274,657)

	Nine Months Ended April 30, 2021
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,089,848	$93,472	$485,791	$52,740	$7,663	$412,258	$3,141,772
General and administrative	6,664,190	11,545	64,232	948	1,563,657	32,021	8,336,593
Depreciation, amortization and accretion	268,159	-	11,157	-	13,138	2,510	294,964
Loss from operations	(9,022,197)	(105,017)	(561,180)	(53,688)	(1,584,458)	(446,789)	(11,773,329)

Other income (expenses)	(2,031,541)	(14,146)	(8,336)	-	804,800	5,001	(1,244,222)
Loss before income taxes	$(11,053,738)	$(119,163)	$(569,516)	$(53,688)	$(779,658)	$(441,788)	$(13,017,551)

	Nine Months Ended April 30, 2020
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$2,665,242	$73,858	$451,312	$53,187	$-	$559,739	$3,803,338
General and administrative	4,927,762	10,217	77,549	1,407	1,775,036	45,880	6,837,851
Depreciation, amortization and accretion	205,742	-	11,157	747	7,551	7,001	232,198
Loss from operations	(7,798,746)	(84,075)	(540,018)	(55,341)	(1,782,587)	(612,620)	(10,873,387)

Other income (expenses)	(2,545,544)	(14,198)	1,695	-	3,218,765	3,164	663,882
Loss before income taxes	$(10,344,290)	$(98,273)	$(538,323)	$(55,341)	$1,436,178	$(609,456)	$(10,209,505)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the nine months ended April 30, 2021, and our Form 10-K Annual Report for the fiscal year ended July 31, 2020, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2020, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2020, our most recently completed year end, to April 30, 2021, and our results of operations for the three and nine months ended April 30, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2020.

Business

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2020.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010.  We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  As of April 30, 2021, we had no uranium supply or off-take agreements in place.

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

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven to more of a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at about $29.05 per pound at April 30, 2021 (UxC Broker Average Price). Production curtailments, and more recently, mine closures from several global producers, have lowered uranium supply over the past few years. In 2020, total global production was reduced from 2019 levels of about 142 million pounds to about 123 million pounds, primarily as a result of COVID-19 shutdowns. This event has accelerated a rebalancing in the market, resulting in about 19 million pounds of supply being removed that will not be made up. Supply and demand projections show a structural deficit between production and utility requirements of more than 40 million pounds per year through 2026 with the gap growing to more than 55 million pounds by 2030. The gap is being filled with secondary market sources, including finite inventory that is projected to decline in upcoming years.

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

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 55 new reactors connected to the grid since the start of 2013 and another 52 reactors under construction as of May 2021. Nuclear generation has continued to increase over the past several years and has eclipsed pre-Fukushima production levels. In the 2020 edition (World Energy Outlook 2020), the International Energy Agency “Stated Policies Scenario” sees installed nuclear capacity growth of over 15% from 2019 to 2040, reaching about 480 GWE. Further upside market pressure also appears likely as utilities finally return to a longer-term contracting cycle to replace expiring contracts, something the market has not experienced for several years. In a more recent market development, financial entities and various producers, including our Company, began purchasing significant quantities of drummed uranium inventory, further removing excess supplies that will likely not re-enter the market unless bundled in longer term contracts at much higher prices.

In the United States, significant political developments are improving the outlook for American uranium producers. In September 2020, for the first time in 48 years, the Democratic Party platform endorsed nuclear power, creating a solid base of bipartisan political support for the nuclear industry. In October 2020, the U.S. Department of Commerce concluded an amendment to the Agreement Suspending the Antidumping Investigation on Uranium from the Russian Federation that reduces the United State’s dependence on Russian natural uranium concentrates up to 75% from prior levels. In December, the U.S. Federal Government omnibus spending bill passed by Congress included $75 million for initial funding of the 10-year U.S. Uranium Reserve (the “Uranium Reserve”). More recently, the Nuclear Prosperity and Security Act was reintroduced in the U.S. House of Representative that would direct the Secretary of Energy to establish and operate a U.S. Uranium Reserve. The Uranium Reserve is designed as a 10-year, $1.5 billion program to purchase newly mined U.S. origin uranium that fits well with the Company’s production ready, fully licensed domestic mining capabilities. In late March of this year, additional support for nuclear energy also emerged from the current administration as a proposed component of a “Clean Energy Standard” under a plan to revitalize U.S. infrastructure.

Uranium Inventory Initiative

The Company is investing inbuilding the next generation of low-cost and environmentally friendly uranium projects that will be competitive on a global basis. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we recently established a physical uranium inventory initiative (the “Initiative Program”) and have entered into agreements to purchase 2.505 million pounds of U.S. warehoused uranium. Various deliveries have or are scheduled to occur in March 2021 into June 2023 at the ConverDyn conversion facility located in Metropolis, Illinois, at a volume weighted average price of approximately $30 per pound.

This Initiative Program will support three objectives for our Company: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could compliment production and accelerate cashflows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S. origin specific opportunities which may command premium pricing due to scarcity of domestic uranium. One such U.S. origin specific opportunity is the Company’s plan to participate in supplying the Uranium Reserve, as outlined in the Nuclear Fuel Working Group report published by the U.S. Department of Energy.

As of the date of this Quarterly Report, we have received 1,000,000 pounds of uranium inventory under our Initiative Program.

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic and for the protection of our employees, we have arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely. In the meantime, we continued to operate our Palangana Mine at a reduced pace to capture residual uranium only and we continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

Results of Operations

For the three and nine months ended April 30, 2021, we recorded net losses of $4,590,161 ($0.02 per share) and $13,014,757 ($0.06 per share) and losses from operations of $4,863,141 and $11,773,329, respectively. For the three and nine months ended April 30, 2020, we recorded net losses of $3,273,644 ($0.02 per share) and $10,204,882 ($0.06 per share) and losses from operations of $3,158,511 and $10,873,387, respectively.

During the three and nine months ended April 30, 2021, we continued with our strategic plan for reduced operations at our Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended April 30, 2021.

During the three months ended April 30, 2021, as part of the Initiative Program, we received 900,000 pounds of uranium inventory at a total cost of $26,193,818. As of April 30, 2021, the total value of inventories was $26,405,480 (July 31, 2020: $211,662).

During the three months ended April 30, 2021, we commenced the 2021 drilling campaign and drilled 57 exploration holes totaling 27,285 feet at our Burke Hollow Project.

Costs and Expenses

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three and nine months ended April 30, 2021, mineral property expenditures totaled $1,478,754 and $3,141,772, respectively, of which $238,015 and $678,082, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility. During the three and nine months ended April 30, 2020, mineral property expenditures totaled $956,564 and $3,803,338, respectively, of which $258,628 and $908,878, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Mineral Property Expenditures
Palangana Mine	$216,791	$260,438	$648,459	$1,109,164
Goliad Project	51,437	54,486	168,493	151,293
Burke Hollow Project	626,695	154,672	942,311	1,024,345
Longhorn Project	2,289	2,289	6,866	14,735
Salvo Project	7,672	7,843	23,537	21,813
Anderson Project	19,469	19,519	58,360	49,004
Workman Creek Project	8,168	8,168	24,533	24,533
Slick Rock Project	12,994	13,123	39,123	39,527
Reno Creek Project	215,725	159,088	485,791	451,312
Yuty Project	7,129	27,664	21,457	58,578
Oviedo Project	109,676	69,446	256,091	298,505
Alto Paraná Titanium Project	88,796	36,323	134,710	202,656
Other Mineral Property Expenditures	111,913	143,505	332,041	357,873
	$1,478,754	$956,564	$3,141,772	$3,803,338

General and Administrative

During the three and nine months ended April 30, 2021, general and administrative expenses totaled $3,286,201 and $8,336,593, respectively, which increased by $1,158,314 and $1,498,742, respectively, compared to $2,127,887 and $6,837,851, respectively, for the three and nine months ended April 30, 2020. The increases primarily resulted from increases in corporate development and stock-based compensation expenses.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three months ended April 30, 2021, salaries and management fees totaled $516,883, which increased by $106,788 compared to $410,095 for the three months ended April 30, 2020, primarily as a result of reinstatement of salaries and fees which had been reduced during the initial months of the COVID-19 pandemic.  For the nine months ended April 30, 2021, salaries and management fees totaled $1,262,153, which was consistent with $1,291,306 for the nine months ended April 30, 2020;

●

for the three and nine months ended April 30, 2021, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,400,984 and $2,803,230, respectively, which increased by $616,975 and $367,444, respectively, compared to $784,009 and $2,435,786, respectively, for the three and nine months ended April 30, 2020, primarily as a result of increases in consulting fees and corporate development expenses;

●

for the three and nine months ended April 30, 2021, professional fees totaled $200,607 and $506,910, respectively, which decreased by $37,531 and $192,568, respectively, compared to $238,138 and $699,478, respectively, for the three and nine months ended April 30, 2020. The decrease primarily resulted from decrease in general legal fees and accounting and audit fees. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●	for the three and nine months ended April 30, 2021, stock-based compensation totaled $1,167,727 and $3,764,300, respectively, which increased by $472,082 and $1,353,019, respectively, compared to $695,645 and $2,411,281, respectively, for the three and nine months ended April 30, 2020. During the three and nine months ended April 30, 2021, in response to the financial market uncertainty as a result of the COVID-19 pandemic, we continued to expand the scope of equity-based payments, including shares issued in lieu of cash for certain salaries and fees under our Stock Incentive Plan, to compensate certain employees and consultants. During Fiscal 2020, we granted approximately 6.2 million stock options to our directors, officers, employees and certain consultants and awarded 1.3 million RSUs to certain of our directors and officers. The stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in Fiscal 2020 and prior fiscal years using the graded vesting method.

Depreciation, Amortization and Accretion

During the three and nine months ended April 30, 2021, depreciation, amortization and accretion totaled $98,186 and $294,964, respectively, which increased by $24,126 and $62,766, respectively, compared to $74,060 and $232,198, respectively, for the three and nine months ended April 30, 2020.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During the three and nine months ended April 30, 2021, interest and finance costs totaled $636,178 and $2,356,819, respectively, which decreased by $199,505 and $223,152, respectively, compared to $835,683 and $2,579,971, respectively, for the three and nine months ended April 30, 2020.

For the three and nine months ended April 30, 2021, interest paid on long-term debt totaled $274,222 and $1,051,111, respectively, which decreased by $125,778 and $166,667, respectively, compared to $400,000 and $1,217,778, respectively, for the three and nine months ended April 30, 2020. For the three and nine months ended April 30, 2021, amortization of debt discount totaled $296,401 and $1,122,096, respectively, which decreased by $102,830 and $121,936, respectively, compared to $399,231 and $1,244,032, respectively, for the three and nine months ended April 30, 2020. The decreases in interest on long-term debt and amortization of debt discount are a result of the decrease in the outstanding principal amount of our long-term debt to $10,000,000 from $20,000,000 in the comparable periods of last year.

For the three and nine months ended April 30, 2021, surety bond premium totaled $48,718 and $138,797, respectively, which increased by $19,648 and $46,031, respectively, compared to $29,070 and $92,766, respectively, for the three and nine months ended April 30, 2020. The increases were primarily a result of increases in surety bond collateral amounts and the annual premium rate.

Income from Equity-Accounted Investment

During the three and nine months ended April 30, 2021, we recorded income of $456,132 and $353,440, respectively, as a result of the equity income pick up from URC’s operations.  During the three months ended April 30, 2020, we recorded income of $684,443 as a result of the equity income pick up from URC’s operations, and during the nine months ended April 30, 2020, we recorded income of $3,048,219 primarily due to a dilution gain of $3,056,656 recognized as a result of the change of our ownership interest in URC due to URC’s initial public offering in December 2019, offset by a loss pick up totaling $8,437 from URC’s operations.

Gain on Loan Extinguishment

During the nine months ended April 30, 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan amount of $277,250 and associated interest. As a result, we recognized a gain on loan extinguishment of $278,617.  During the three months ended April 30, 2021, we repaid the CEBA Loan of CAD$30,000, 75% of the total CEBA Loan principal before its initial term date on December 31, 2022 and received a CEBA Loan Closure Confirmation for forgiveness of CEBA loan principal of CAD$10,000.  As a result, we recognized a gain on loan extinguishment of $7,759.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2021	January 31, 2021	October 31, 2020	July 31, 2020
Net loss	$(4,590,161)	$(3,461,059)	$(4,963,537)	$(4,405,634)
Total comprehensive loss	(4,097,060)	(2,975,021)	(4,900,776)	(4,009,649)
Basic and diluted loss per share	(0.02)	(0.02)	(0.03)	(0.02)
Total assets	163,575,373	100,142,619	102,213,761	91,389,617

	For the Quarters Ended
	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019
Net loss	$(3,273,644)	$(1,888,661)	$(5,042,577)	$(6,334,132)
Total comprehensive loss	(3,752,792)	(1,928,309)	(5,052,471)	(6,199,949)
Basic and diluted loss per share	(0.02)	(0.01)	(0.03)	(0.04)
Total assets	93,647,447	96,514,311	96,696,496	101,040,242

Liquidity and Capital Resources

	April 30, 2021	July 31, 2020
Cash and cash equivalents	$43,930,316	$5,147,703
Term deposits	4,000,000	-
Current assets	76,430,509	6,589,879
Current liabilities	12,201,873	2,037,402
Working capital	64,228,636	4,552,477

During the nine months ended April 30, 2021, we received net proceeds of $83,842,281 from various equity financings and $4,709,470 from the exercise of stock options and share purchase warrants, which significantly strengthened our working capital position.  As at April 30, 2021, we had working capital of $64,228,636, which increased by $59,676,159 from the working capital of $4,552,477 as at July 31, 2020.

During the three months ended and subsequent to April 30, 2021, we entered into agreements to purchase 2.505 million pounds of uranium inventories with a total purchase price of $75.9 million with delivery dates from March 2021 to June 2023, of which $18.1 million will become due in the next 12 months from the date that this Quarterly Report is issued. In addition, as of April 30, 2021, we had $10,000,000 of debt with a maturity date of January 31, 2022. However, we believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s current assets, will provide sufficient funds to fulfill our uranium inventory purchase commitments, repay the $10,000,000 principal amount of the term debt when it becomes due and carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond 12 months from the date of this Quarterly Report will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations. We have also relied, to a limited extent, on cash flows generated from our mining activities during the years ended July 31, 2015 (“Fiscal 2015), 2013 (“Fiscal 2013) and 2012 (“Fiscal 2012”). However, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of commodities, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

●	if the market price of uranium weakens;
●	if the market price of our common stock weakens;
●	if the COVID-19 pandemic worsens or continues over an extended period and causes further financial market uncertainty; and
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

Equity Financings

On February 21, 2020, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on March 3, 2020 (the “2020 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million. As a result of the 2020 Shelf, our March 10, 2017 Form S-3 registration statement was then deemed terminated and, as a consequence, our then April 9, 2019 ATM Offering Agreement and its related offering terminated unless renewed under the 2020 Shelf.

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

During the nine months ended April 30, 2021, we issued 13,668,906 shares of the Company’s common stock at a weighted average price of $2.19 per share under our ATM Offering for net cash proceeds of $29,320,949.

On March 19, 2021, we completed the March 2021 Offering of 10,000,000 shares of the Company’s common stock at a price of $3.05 per share for net proceeds of $29,083,710.

On April 8, 2021, we completed the April 2021 Offering of 3,636,364 shares of the Company’s common stock at a price of $3.30 per share for net proceeds of $11,315,966. In connection with the April 2021 Offering, we also issued, on a private placement basis, 181,818 Agent Warrants to the agent as partial compensation, and each Agent Warrant entitles its holder to acquire one share of common stock at an exercise price of $4.125 per share and expiring five years from the date of issuance.

As of April 30, 2021, $30 million of the 2020 Shelf was utilized under our ATM Offering and $69.8 million was utilized under our September 2020 Offering, March 2021 Offering and April 2021 Offering; and therefore, all but $200,000 was utilized under our 2020 Shelf.

On May 17, 2021, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on June 1, 2021 providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $200 million (the “2021 Shelf”), which included an at-the-market offering agreement prospectus (the “2021 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $100 million as part of the $200 million under the 2021 Shelf.

On May 14, 2021, we entered into an At The Market Offering Agreement (the “2021 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “2021 ATM Managers”) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million from time to time through the 2021 ATM Manager selected by us.

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

During the nine months ended April 30, 2021, we made voluntary payments totaling $10,000,000 to certain Lenders, which decreased the principal balance outstanding to $10,000,000.

During the nine months ended April 30, 2021, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding at the time, as payment of anniversary fees to our Lenders.

Government Loans

During Fiscal 2020, our Canadian subsidiary received a loan of $29,842 (CAD$40,000) under the CEBA Program. During the three months ended April 30, 2021, we repaid CAD$30,000 of the CEBA Loan, 75% of the total CEBA Loan principal before its initial term date on December 31, 2022 and received a CEBA Loan Closure Confirmation for forgiveness of CAD$10,000.

During Fiscal 2020, we entered into a business loan agreement with Kleberg Bank, N.A., under the Paycheck Protection Program administered by the Small Business Administration, which is a part of the Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Congress in response to the COVID-19 pandemic. On May 5, 2020, we received the PPP Loan in the amount of $277,250. During the nine months ended April 30, 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan amount of $277,250 and associated interest.

Promissory Note

During the nine months ended April 30, 2021, in connection with the Goliad Land Purchase, we issued the Promissory Note with a principal amount of $380,000 to a landowner.  The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022.  We may prepay the Promissory Note in any amount at any time before the maturity date without penalty.

Operating Activities

During the nine months ended April 30, 2021, net cash used in operating activities was $35,250,208, of which $26,193,818 was for purchases of uranium inventories. Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments. During the nine months ended April 30, 2020, net cash used in operating activities was $10,332,656 for mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the nine months ended April 30, 2021, net cash provided by financing activities totaled $78,453,548, primarily from the net proceeds of $83,842,281 from various share offerings, and net proceeds of $4,709,470 from the exercise of stock options and share purchase warrants, which were offset by $10,000,000 in voluntary payments to our Lenders under our Credit Facility, $22,083 repayment for the CEBA Loan and payments of $76,120 for the Promissory Note. During the nine months ended April 30, 2020, cash provided by financing activities was $28,756 from the CEBA Loan.

Investing Activities

During the nine months ended April 30, 2021, net cash used by investing activities totaled $4,222,266, primarily for cash used for the investment in term deposits of $10,000,000, cash used for the purchase of property, plant and equipment of $142,266, and cash used for investment in mineral rights and properties of $80,000, offset by cash received from the redemption of term deposits of $6,000,000. During the nine months ended April 30, 2020, net cash provided by investing activities totaled $11,670,630, primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by cash used for the purchase of property, plant and equipment of $83,841 and cash used for investment in mineral rights and properties of $80,000.

Stock Options and Warrants

As of April 30, 2021, we had stock options outstanding representing 11,170,110 shares at a weighted-average exercise price of $1.11 per share, and share purchase warrants outstanding representing 5,480,938 shares at a weighted-average exercise price of $1.90 per share.  As of April 30, 2021, outstanding stock options and warrants represented a total 16,651,048 shares issuable for gross proceeds of approximately $22.7 million should these stock options and warrants be exercised in full on a cash basis. As of April 30, 2021, outstanding in-the-money share purchase warrants and stock options represented a total of 16,469,230 shares exercisable for gross proceeds of approximately $22.0 million should these in-the-money share purchase warrants and stock options be exercised in full on a cash basis.  The exercise of stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and nine months ended April 30, 2021, we incurred $17,900 and $52,041 (three and nine months ended April 30, 2020: $36,849 and $105,339), respectively, in general and administrative costs, paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As of April 30, 2021, the amount owing to Blender was $nil (July 31, 2020: $31,334).

Material Commitments

Uranium Purchase Commitments

During the three months ended and subsequent to April 30, 2021, we entered into agreements to purchase 2.505 million pounds of uranium inventories under our Initiative Program, of which 1.0 million pounds have been delivered and paid for with the remaining 1.505 million pounds being delivered from December 2021 to June 2023.

Our uranium purchase commitments at the date of this Quarterly Report are as follows:

For MDA
	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	600,000	$18,065,000
Fiscal 2023	905,000	29,179,000
Total	1,505,000	$47,244,000

Long-Term Debt Obligations

At April 30, 2021, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2021.

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

Subsequent Events

Subsequent to April 30, 2021, we received cash proceeds of $380,776 and issued 704,423 shares upon the exercise of 888,251 stock options.

Subsequent to April 30, 2021, we entered into agreements to purchase 200,000 pounds of uranium inventories under our Initiative Program.

Subsequent to April 30, 2021, on May 20, 2021, we participated in an equity financing by URC and acquired an additional 1,000,000 common shares of URC at a price of CAD$4.10 per share for a total consideration of $3,396,852.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $289.8 million as of April 30, 2021. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

As of April 30, 2021, we had working capital of $64.2 million including cash and cash equivalents of $43.9 million, term deposits of $4.0 million and uranium inventory holdings of $26.2 million. During the three months ended and subsequent to April 30, 2021, we entered into agreements to purchase 2.505 million pounds of uranium inventories with delivery dates from March 2021 to June 2023, of which $18.1 million will become due in the next 12 months from the date of this Quarterly Report.  In addition, as of April 30, 2021, we had $10 million term debt with a maturity date of January 31, 2022.   However, we believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s current assets will provide sufficient funds to fulfill our uranium inventory purchase commitments, repay the $10 million principal amount when it becomes due and carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern beyond those 12 months will be dependent upon our ability to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

During Fiscal 2019, we entered into the Third Amended and Restated Credit Agreement under our Credit Facility with our Lenders under which we had previously drawn down the maximum $20 million in principal. During the nine months ended April 30, 2021, we made voluntary payments totaling $10 million to certain Lenders, reducing the principal outstanding to $10 million as at April 30, 2021. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results.  Failure to make any of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets.  Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010 we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of U3O8 generated during the nine months ended April 30, 2021, and any other fiscal years.

During the nine months ended April 30, 2021, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, our Palangana Mine, our Reno Creek Project and our Alto Paraná Project and have recorded a liability of $3.9 million on our balance sheet as of April 30, 2021 to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We cannot provide any assurance that our Initiative Program involving the strategic acquisition of physical uranium will be successful, which may have an adverse effect on our results of operations.

We have used or allocated a large portion of our cash on hand in order to fund the acquisition of drummed uranium. This strategy will be subject to a number of risks and there is no assurance that the strategy will be successful. Future deliveries are subject to performance by other parties and there is a possibility of default by those parties, thus depriving us of potential benefits.

Due to the fluctuation of uranium prices, the price of uranium will fluctuate and we will be subject to losses should we ultimately determine to sell the uranium at prices lower than the acquisition cost. The primary risks associated with physical uranium will be the normal risks associated with supply and demand fundamentals affecting price movements.

We may be required to sell a portion or all of the physical uranium accumulated to fund our operations should other forms of financing not be available to meet our capital requirements.

Since there is no public market for uranium, selling the uranium may take extended periods of time and suitable purchasers may be difficult to find, which could have a material adverse effect on our financial condition and may have a material adverse effect on our securities.

There is no public market for the sale of uranium, although there are several trading and brokerage houses that serve the industry with bid and ask data as well as locations and quantities. The uranium futures market on the New York Mercantile Exchange does not provide for physical delivery of uranium, only cash on settlement, and that trading forum does not offer a formal market but rather facilitates the introduction of buyers to sellers.

The pool of potential purchasers and sellers is limited, and each transaction may require the negotiation of specific provisions. Accordingly, a sale may take several weeks or months to complete. If we determine to sell any physical uranium that we have acquired, we may likewise experience difficulties in finding purchasers that are able to accept a material quantity of physical uranium at a price and at a location that is compatible with our interests. The inability to sell on a timely basis in sufficient quantities and at a desired price and location could have a material adverse effect on our securities.

As part of our Initiative Program, we have entered into commitments to purchase U3O8 and may purchase additional quantities. There is no certainty that any future purchases contemplated by us will be completed.

Storage arrangements, including the extension of storage arrangements, along with credit and operational risks of uranium storage facilities may result in the loss or damage of our physical uranium which may not be covered by insurance or indemnity provisions and could have a material adverse effect on our financial condition.

Currently, the uranium we purchased will be stored at the licensed uranium conversion facility of ConverDyn owned by Honeywell. There can be no assurance that storage arrangements that have been negotiated will be extended indefinitely, forcing actions or costs not currently contemplated. Failure to negotiate commercially reasonable storage terms for a subsequent storage period with ConverDyn may have a material adverse effect on our financial condition.

By holding our uranium investments at the ConverDyn conversion facility we are exposed to the credit and operational risks of the facility. There is no guarantee that we can fully recover all of our investment in uranium held with the facility in the event of a disruptive event. Failure to recover all uranium holdings could have a material adverse effect on our financial condition. Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with ConverDyn or our insurance arrangements, and we may be financially and legally responsible for losses and/or damages not covered by indemnity provisions or insurance. Such responsibility could have a material adverse effect on our financial condition.

The uranium industry is subject to influential political and regulatory factors which could have a material adverse effect on our business and financial condition.

The international uranium industry, including the supply of uranium concentrates, is relatively small, competitive and heavily regulated. Worldwide demand for uranium is directly tied to the demand for electricity produced by the nuclear power industry, which is also subject to extensive government regulation and policies. In addition, the international marketing and trade of uranium is subject to political changes in governmental policies, regulatory requirements, and international trade restrictions (including trade agreements, customs, duties and/or taxes). International agreements, governmental policies and trade restrictions are beyond our control. Changes in regulatory requirements, customs, duties or taxes may affect the availability of uranium, which could have a material adverse effect on our business and financial condition.

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

The global titanium market is highly competitive, with the top nine producers accounting for approximately 60% of the world’s production capacity. Competition is based on a number of factors, such as price, product quality and service. Competition is based on a number of factors, such as price, product quality and service. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources). Changes in the competitive landscape could make it difficult for us to retain our competitive position in various products and markets throughout the world. Our competitors with their own raw material resources may have a competitive advantage during periods of higher raw material prices. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development.

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

We are authorized to issue 750,000,000 shares of common stock of which 232,365,705 shares were issued and outstanding as of April 30, 2021. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended April 30, 2021, we issued the following securities that were not registered under the Securities Act:

●

on February 12, 2021, we issued an aggregate of 24,545 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $1.10 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

on February 22, 2021, we issued an aggregate of 3,982 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.26 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

on March 19, 2021, we issued 9,375 shares of common stock pursuant to the net (cashless) exercise of outstanding warrants at a deemed price of $2.05 per share.  We relied on exemptions from registration under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) with respect to the issuance of the shares;

●

on April 1, 2021, we issued an aggregate of 9,600 shares of common stock pursuant to the net (cashless) exercise of outstanding warrants at a deemed price of $2.05 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of the shares to the non-U.S. persons and exemptions from registration under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) with respect to the issuance of shares to U.S. persons;

●

on April 8, 2021, we issued an aggregate of 150,000 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.65 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

on April 8, 2021, in connection with the April 2021 Offering, we issued, on a private placement basis, 181,818 Agent’s Warrants to the agent as partial compensation, and each Agent Warrant entitles its holder to acquire one share of common stock at an exercise price of $4.125 per share and expiring five years from the date of issuance. We relied on exemptions from registration under the Securities Act provided by Section 4(2) with respect to the issuance of these Agent’s Warrants;

●

on April 14, 2021, we issued an aggregate of 26,666 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.04 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

on April 28, 2021, we issued 10,409 shares of common stock pursuant to the net (cashless) exercise of outstanding warrants having a deemed exercise price of $1.64 per share.  We relied on exemptions from registration under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) with respect to the issuance of the shares; and

●

on April 29, 2021, we issued an aggregate of 85,812 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.81 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended April 30, 2021, the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

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
Date: June 8, 2021

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: June 8, 2021