Form 10-K
period 2021-07-31
URANIUM ENERGY CORP
filed 2021-10-28
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.63 on January 29, 2021) was approximately $326,232,366.

The registrant had 258,986,829 shares of common stock outstanding as of October 26, 2021.

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

●	our overall strategy, objectives, plans and expectations for the fiscal year ending July 31, 2022 (“Fiscal 2022”) and beyond;
●	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for uranium;
●	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
●	our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including our Palangana Mine;
●	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including our Palangana Mine;
●	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
●	our ability to obtain adequate additional financing including access to the equity and credit markets;
●	our ability to remain in compliance with the terms of our indebtedness; and
●	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

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

CAUTIONARY NOTE TO U.S. RESIDENTS CONCERNING DISCLOSURE OF MINERAL RESOURCES

The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and its only trading market is the NYSE American. However, because the Company is a reporting issuer in Canada, certain regulatory filings required of the Company in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all Company resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

Canadian standards, including NI 43-101, differ significantly from the requirements of SEC Industry Guide 7, as defined in the Glossary of Technical Terms (“Industry Guide 7”). Thus, resource information contained, or incorporated by reference, in our Canadian filings, and in the documents incorporated by reference therein, may not be comparable to similar information disclosed by companies reporting “reserve” and resource information under SEC Industry Guide 7. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under SEC Industry Guide 7 standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report “reserves”; the three-year historical average price, to the extent possible, is used in any “reserve” or cash flow analysis to designate “reserves”; and the primary environmental analysis or report must be filed with the appropriate governmental authority.

SEC Industry Guide 7 disclosure standards historically have not permitted the inclusion of information concerning “Measured Mineral Resources,” “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by SEC Industry Guide 7 standards. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or pre-feasibility studies. United States investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into mineral “reserves” as defined by SEC Industry Guide 7. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally mineable. The Company does not have any mineral “reserves” within the meaning of SEC Industry Guide 7.

Disclosure of “contained pounds” or “contained ounces” in a resource estimate is permitted and typical disclosure under Canadian regulations; however, SEC Industry Guide 7 historically only permitted issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of reserves are also not the same as those of SEC Industry Guide 7, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC Industry Guide 7 standards. Accordingly, information concerning mineral deposits may not be comparable to information made public by companies that report in accordance with SEC Industry Guide 7 standards.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. The Company does not anticipate needing to comply with the New Rule until the filing of our annual report for the fiscal year ending July 31, 2022 and, at this time, the Company does not know the full effect of the New Rule on its mineral resources and, therefore, the disclosure related to the Company’s mineral resources may be significantly different when computed using the requirements set forth in the New Rule.

REFERENCES

As used in this Annual Report: (i) the terms “we”, “us”, “our”, “Uranium Energy” and the “Company” mean Uranium Energy Corp., including our wholly-owned subsidiaries and a controlled partnership; (ii) “SEC” refers to the United States Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

v

PART I

Item 1. Business

Corporate Organization

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name Carlin Gold Inc. During 2004 we changed our business operations and focus from precious metals exploration to uranium exploration in the United States. On January 24, 2005, we completed a reverse stock split of our common stock on the basis of one share for each two outstanding shares and amended our Articles of Incorporation to change our name to Uranium Energy Corp. Effective February 28, 2006, we completed a forward stock split of our common stock on the basis of 1.5 shares for each outstanding share and amended our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock, with a par value of $0.001 per share, to 750,000,000 shares of common stock, with a par value of $0.001 per share. In June 2007 we changed our fiscal year end from December 31st to July 31st (in each instance our “Fiscal” year now).

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. On December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. (“STMV”), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. On May 24, 2011, we acquired a 100% interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. On September 9, 2011, we acquired a 100% interest in Concentric Energy Corp., a private company incorporated in the State of Nevada. On March 30, 2012, we acquired a 100% interest in Cue Resources Ltd. (“Cue”), a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. On March 4, 2016, we acquired a 100% interest in JDL Resources Inc., a private company incorporated in the Cayman Islands. On July 7, 2017, we acquired a 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in the Cayman Islands. On August 9, 2017, we acquired a 100% interest in AUC Holdings (US), Inc. On January 31, 2018, we incorporated a wholly-owned subsidiary, UEC Resources (SK) Corp., under the laws of the Province of Saskatchewan, Canada.

Our principal offices are located at 500 North Shoreline Boulevard, Suite 800N, Corpus Christi, Texas, 78401, and at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3.

General Business

We are pre-dominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay. We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques. We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. Since commencement of uranium extraction from our Palangana Mine in November 2010 to July 31, 2021, our Hobson Processing Facility has processed 578,000 pounds of U3O8. As at July 31, 2021, we had no uranium supply or “off-take” agreements in place.

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

As at July 31, 2021, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

Physical Uranium Portfolio

The Company is investing in building the next generation of low-cost and environmentally friendly uranium projects that will be competitive on a global basis. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs.  Hence, we established a physical uranium portfolio (the “Physical Uranium Portfolio”) and, as of the date of this Annual Report, have entered into agreements to purchase 4.1 million pounds of U.S. warehoused uranium of which various deliveries have, or are scheduled to occur, in March 2021 to December 2025 at the ConverDyn conversion facility located in Metropolis, Illinois, at a volume weighted average price of approximately $32.12 per pound.

This Physical Uranium Portfolio will support three objectives for our Company: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could compliment production and accelerate cashflows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S. origin specific opportunities which may command premium pricing due to the scarcity of domestic uranium.  One such U.S. origin specific opportunity is the Company’s plan to participate in supplying the Uranium Reserve, as outlined in the Nuclear Fuel Working Group report published by the U.S. Department of Energy.

During the year ended July 31, 2021 (“Fiscal 2021”), we made significant advancements in various aspects of our operations, including:

●	we completed a public offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000;

●

we commenced wellfield development and resource delineation drilling at the initial production area of our Burke Hollow ISR Project located in South Texas.  Burke Hollow’s initial production area is the newest and largest in-situ recovery wellfield being developed in the U.S.;

●

we established the Physical Uranium Portfolio, under which, as of the date of this Annual Report, we had entered into agreements to purchase 4.1 million pounds of uranium concentrates at a volume weighted average price of $32.12 per pound and received 1.2 million pounds, which are held at the ConverDyn facility located in Metropolis, Illinois. The uranium inventories have a market value of approximately $56.7 million as of the date of this Annual Report;

●

we completed two registered direct offerings with certain institutional investors and issued 13,636,364 shares of our common stock at an average price of $3.12 per share, for total gross proceeds of $42,500,000;

●

as of July 31, 2021, we had $117.2 million in cash, equity investments and physical uranium holdings comprised of: (i) $44.3 million in cash; (ii) uranium inventory holdings of $29.0 million; and (iii) 15 million shares of Uranium Royalty Corp. with a market value of $43.9 million; and

●	the Company’s shares were included on the Russell 2000 and Russell 3000 indexes.

Uranium Industry Background

The need for safe, reliable, pollution-free electricity continues to rise as the world’s population grows to new record levels. The world’s population of 7.9 billion in 2021 is projected to increase over 1% per year to a population near 8.5 billion by 2030. The need for more electricity and efforts to reach global climate change goals with clean energy sources are important drivers for the projected long-term increase in nuclear power and uranium demand. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned, is testimony to the confidence in nuclear power to provide safe, highly reliable, economic and carbon free electricity as part of an overall energy supply mix.

The International Energy Agency (“IEA”) reported: “global electricity demand fell about 1% in 2020 due to the impacts of the COVID-19 pandemic but expects 2021 to grow near 5% and 2022 by another 4%”. The International Atomic Energy Agency (“IAEA”) reported: “Throughout 2020, nuclear power reactors supplied 2553.2 TWh of low-emission and dispatchable electricity, which accounted for about 10% of total global electricity generation and nearly one-third of the world’s low-carbon electricity generation. The 2020 nuclear power production was slightly lower compared to 2019 when the world’s nuclear reactors produced 2657.1 TWh. The IAEA Power Reactor Information System shows a total of 5.55 GWe of new nuclear capacity was added in 2020 while 5.1 GWe was retired, and construction began on five new reactors with a total capacity of 4.5 GWe.

As of September 2021, the World Nuclear Association (“WNA”) data showed a total of 444 nuclear reactors operable in 32 countries, with a combined capacity of about 400 GWe. Their data also showed 56 new reactors under construction, 101 reactors planned or on order and another 325 proposed. In the WNA’s Emerging Nuclear Energy Countries report they noted: “about 30 countries are considering, planning or starting nuclear power programs, and a further 20 or so countries have at some point expressed an interest”. While most of the growth in nuclear power is coming from countries like China and Russia, there is also notable growth in other countries, including India and the United Arab Emirates. Some of these countries have embarked on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long-term contracting with western suppliers and taking controlling interests in individual mines. In addition, Russia, China and South Korea are aggressively pursuing programs to sell their reactors around the globe. In many cases the sales agreements contain turnkey provisions, including uranium supply as a component of the reactor package that will require far more uranium than they currently produce. As such, they will need to carve out large supply sources in the coming years.

While global generation from nuclear power has eclipsed pre-Fukushima levels, Japan restarts have been slower than expected. To date, a total of 27 reactors have applied for restart including the nine reactors that have restarted. More restarts are expected as Japan completes additional safety programs and ramps back up towards a policy goal of 20 to 22 percent of their total electrical generation from nuclear power by 2030.

The WNA’s 2021 Fuel Report noted: “regardless of the particular scenario in the long term, the industry needs to at least double its development pipeline of new projects by 2040”. The 2021 report also noted that in all scenarios “world reactor requirements for uranium in 2040 are about approximately 12% higher” than in the previous 2019 report. World base case uranium demand is forecasted to be about 191 million pounds U3O8 in 2021, exceeding the 128 million pounds of projected production by about 63 million pounds (source: UxC 2021 Q3 UMO). Production was curtailed by almost 20 million pounds in 2020 due to the COVID-19 pandemic, but most operations have resumed. However, the COVID-19 pandemic shutdowns have accelerated inventory drawdowns and it is expected that the lost production will not be made up.

Primary production has become increasingly concentrated, with about 80% of global production coming from State Owned Enterprises (“SOEs”). Resource depletion is also a factor impacting supply with two long standing projects ceasing operations that have been producing about seven million pounds per year. Other major projects remain in an idle mode until market prices rise sufficiently to justify production. While the difference between primary production and reactor demand is currently being filled with secondary market supplies, this is not a sustainable long-term supply source.

Recent forecasts expect secondary sources to drop about 43%, from 63 million pounds U3O8 in 2021 to about 36 million pounds by 2024. While there are different estimates on timing, it is clear that secondary supply (including inventory drawdown) will be insufficient to fill a projected supply-demand gap, and new production will be required. As this transition evolves, the market will become more production cost driven as opposed to inventory driven. In their August 9, 2021, Weekly Report, UxC published an article entitled “The Disconnect Between U3O8 Prices and Production Costs”. The article noted: “secondary supplies to account for significantly smaller shares of global demand at 19% in 2025 and only 7% by 2035, which means that higher uranium prices will be necessary to incentivize incremental production that is currently either on standby or under development”. In 2021 secondary supply is projected to account for about one third of total supply. Industry consultant TradeTech noted in their 2021 Uranium Market Study (Issue 2) that: “With Secondary Supplies forecast to decline in the period 2019-2040, this evolving dynamic looks to place even greater demands on an underfunded and underdeveloped primary sector”.

The United States has the world’s largest nuclear fleet and produced more than 30% of the world’s nuclear generation with approximately 790 billion kilowatt hours in 2020. The U.S. Department of Energy (“DOE”) reported U.S. nuclear plants continued to be the nation’s most reliable energy source with an average capacity factor of more than 92 percent. For context, capacity factors for other sources of energy were natural gas (57%), coal (40%), wind (35%) and solar (25%). In 2020 nuclear plants provided more than half of U.S carbon free energy and about 20% of its total generation as the nation’s second largest energy source. As of August 2021, the operating U.S. reactor fleet stands at 93 reactors, with two new commercial reactors under construction (Vogtle 3 and 4 in Georgia). While some U.S. reactors have been shut down prematurely, the overall generating capacity remains strong as a result of plant reactor upgrade programs and license extensions. In terms of uranium demand, the U.S. nuclear fleet is the world’s largest uranium consumer and has averaged about 47 million pounds of uranium a year over the past decade.

The U.S. uranium mining industry was formerly the world’s largest producer but is now producing virtually none of the U.S. reactor requirements. The United States has become almost entirely dependent on foreign supply, with more than half of its requirements being imported from SOEs in Russia, other former Soviet Union countries and China. However, actions taken by the U.S. federal government over the past couple of years have culminated in a foundation for the industry to recover. Most notably, the prior administration established the U.S. Nuclear Fuel Working Group (“NFWG”) comprised of various government agencies “to develop recommendations for reviving and expanding domestic nuclear fuel production”.

The NFWG recommendations were released in a report entitled, “Restoring America’s Competitive Nuclear Energy Advantage”. The report broadly advocates for increased U.S. leadership in nuclear energy, both at home and abroad, with a focus on U.S. national security objectives that includes lessening dependence on SOE supply. Uranium mining is the starting point in the strategy with a program to purchase 17 to 19 million pounds of U.S. uranium for a strategic Uranium Reserve (the “UR”). The previous administration’s budget outlined a 10-year, $1.5 billion UR program. DOE is in the process of developing this program and in 2020, the U.S. Congress approved $75 million for initial funding for fiscal year 2021. For the U.S. producer, contracts to supply the UR will need to be at levels that are more reflective of production costs to sustain operations.

The global uranium market suffered a long downturn after peaking in 2007 at $138 per pound U3O8 that was followed by a rebound and then a subsequent drop of about 75% from early 2011 into the 2016 low of $17.75 per pound. However, the market has been showing a slow recovery since, and was up by approximately 80% in early August 2021 from the 2016 low. Since early August 2021, exceptionally strong buying has emerged, primarily from financial entities, and the spot market U3O8 price was up by approximately 150% as of the date of this Annual Report from the 2016 low. Global fundamentals are in process of rebalancing the uranium market and driving an improvement in the price of uranium. As outlined above, increased levels of production cuts from major producers, plus significant purchasing by producers to fill long-term supply contracts, as well as financial entities and producers buying significant quantities of uranium for appreciation purposes, are all contributing to the upward movement in uranium prices.

Ultimately, the forces of supply and demand will dictate the uranium market’s future direction. While the global market has clearly improved since the 2016 low, we still expect several major drivers to further bolster prices. Higher priced contracts that have supported high production costs are continuing to roll out of producer and utility supply portfolios. These higher priced contracts are not replaceable with current market prices below levels needed to sustain profitable mining operations for many western producers. This will likely continue the trend of production cuts and deferrals until prices rise sufficiently to sustain long-term mining operations. In addition, several projects that have produced significant quantities of uranium for many years have been shut down as a result of resource depletion and the WNA notes: “more mines are expected to close over the next decade”. SOE supply is also likely to be reduced in the U.S. market with the U.S. government’s intent to close the national security risks that overdependence presents. On the demand side of the equation, further upside market pressure also appears likely to evolve as utilities return to a longer-term contracting cycle to replace expiring contracts. That factor and the growing recognition that nuclear power will need to be part of the solution to meet climate change objectives underpin a solid growth story for long term uranium producers.

As these and other market forces unfold, the inventory and SOE supply should become less important drivers, paving the way for a more production cost driven market. Lead times for new production typically range from seven to 10 years or longer. The market appears to be within the time frames required for investment to bring new supply online to meet those lead times. However, prices are not yet at levels that incentivize future production for many producers, increasing the probability of the potential for less supply than the market is currently pricing in.

Titanium (TiO2) Industry Updates

During Fiscal 2021, the market fundamentals for titanium dioxide remained positive.  There is no economical substitute or environmentally safe alternative to titanium dioxide.  Titanium dioxide is used in many "quality of life" products for which demand historically has been linked to global gross domestic product (“GDP”), ongoing urbanization trends and discretionary spending.  90% of all the mined titanium feedstocks are used to manufacture pure titanium dioxides – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics.  The remaining 10% of supply is used in the production of titanium metal and steel fabrication.

Demand for titanium feedstocks, such as ilmenite, is closely tied to titanium dioxide pigment demand.  The global titanium pigment demand fundamentals are underpinned by urbanization and rising living standards and as such the long-term demand fundamentals remain robust.  Demand for titanium pigment rebounded strongly during the first half of 2021 due to global economic growth, while the supply of titanium dioxide feedstock was impacted due to difficulties encountered by some producers which had a direct effect on prices. The rebound in demand and impact on supply and prices are expected to continue for the second half of 2021 and in 2022.

In addition to above mentioned supply constraints, the nature of feedstock supply is also changing. China, the world's largest feedstock market, is increasingly more reliant on higher quality feedstocks.  Chinese domestic ilmenite is mainly unsuitable for processing under the stricter environmental regulations and, as such, the long-term global shift towards chloride pigment production will continue to drive overall high-quality feedstock demand and prices.

In our view, what appear to be longer-term supply and demand fundamentals and, more specifically, the long-term global shift towards higher grade feedstocks, have the potential to keep upward pressure on high-quality feedstock prices.

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

The uranium-rich solution is pumped from an ore zone to the surface and circulated through a series of ion exchange columns located at the mine site.  The solution flows through resin beds inside an ion exchange column where the uranium bonds to small resin beads.  As the solution exits the ion exchange column, it is mostly void of uranium and is re-circulated back to the wellfield and through the ore zone.  Once the resin beads are fully-loaded with uranium, they are transported by truck to our Hobson Processing Facility and transferred to a tank for flushing with a brine solution, or elution, which strips the uranium from the resin beads. The stripped resin beads are then transported back to the mine and reused in the ion exchange columns.  The uranium solution, now free from the resin, is precipitated out and concentrated into a slurry mixture and fed to a filter press to remove unwanted solids and contaminants.  The slurry is then dried in a zero-emissions rotary vacuum dryer, packed in metal drums and shipped out as uranium concentrates, or yellowcake, to a conversion facility for storage and sales.

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

Palangana Mine

We hold various mining lease and surface use agreements generally having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at our Palangana Mine, a 6,406-acre property located in Duval County, Texas, approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sales price of uranium.

On December 18, 2009, we acquired the Palangana Mine as part of our acquisition of STMV. In November 2010, the Palangana Mine commenced uranium extraction utilizing ISR mining and in January 2011 the Hobson Processing Facility began processing resins received from the Palangana Mine.

Material Relationships Including Long-Term Delivery Contracts

As at July 31, 2021, we had no uranium supply or “off-take” agreements in place.

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

In Arizona, Colorado, New Mexico and Wyoming our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $165 per claim due yearly on September 1st. Our state mineral leases are registered with their respective states. These leases provide for all mineral rights, including surface access rights, subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of $1 and $3 per acre and minimum exploration expenditure requirements of $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term, and some of which have an initial term of 20 years.

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

In Texas surface extraction and exploration for uranium is regulated by the RCT, while ISR uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. As at July 31, 2021, we held one exploration permit in each of Bee, Duval and Goliad Counties in Texas.

Before ISR uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit (“MAP”) application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2021, we held MAPs for our Palangana Mine, Goliad Project and Burke Hollow Project.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds, and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2021, we held RMLs for our Palangana Mine, Burke Hollow Project, Goliad Project and Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the MAP boundary. These are typically 30 to 100-acre units that have been delineated and contain extractible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. As at July 31, 2021, we held four PAA permits for our Palangana Mine and one for our Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure. Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound. Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2021, we held two Class I disposal well permits for each of our Hobson Processing Facility, our Palangana Satellite Facility, our Burke Hollow Project and our Goliad Project.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an aquifer exemption upon the state’s request (an “Aquifer Exemption”).  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an Aquifer Exemption to the EPA.  The Aquifer Exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  As at July 31, 2021, we held an Aquifer Exemption for each of our Palangana Mine, our Goliad Project and our Burke Hollow Project.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes affect mineral exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (collectively, “Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or properties at which such substances have been released and for natural resource damages.

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

Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge stormwater runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs. Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

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

Employees

Amir Adnani is our President and Chief Executive Officer and, effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2021, we had 47 persons employed on a full-time basis and two individuals providing services on a contractual basis.

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

As more fully described under Item 1. Business herein, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay. In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing, of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $291.6 million as at July 31, 2021. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, with no revenues from sales of U3O8 generated during any other fiscal years, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As at July 31, 2021, we had a working capital of $61.8 million including cash and cash equivalents of $44.3 million and uranium inventory holdings of $29.0 million.  Subsequent to July 31, 2021, we received additional cash proceeds of $62.7 million under our at-the-market offering (the “2021 ATM Offering”).  During the year ended and subsequent to July 31, 2021, we entered into agreements to purchase 4.1 million pounds of uranium concentrates under our Physical Uranium Portfolio for a total purchase price of $131.7 million, of which $22.0 million will become due in the next 12 months from the date of this Annual Report. In addition, as at July 31, 2021, we had $10.0 million of term debt with a maturity date on January 31, 2022. We believe that our existing cash resources will provide sufficient funds to fulfill our uranium inventory purchase commitments, repay the debt principal of $10.0 million when it becomes due and carry out our planned operations for 12 months from the date of this Annual Report. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects located within the South Texas Uranium Belt, our Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

During Fiscal 2019, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with our lenders (the “Lenders”) under which we had previously drawn down the maximum of $20 million in principal under our credit facility (the “Credit Facility”). During Fiscal 2021, we made voluntary payments totaling $10 million to certain Lenders, reducing the principal amount outstanding to $10 million. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results. Furthermore, our Credit Facility includes restrictive covenants that, among other things, limit our ability to sell our assets or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these restrictive covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets.

Our uranium extraction and sales history is limited, with our uranium extraction to date originating from a single uranium mine. Our ability to continue generating revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of uranium extraction and generating revenue. In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during other fiscal years.

During Fiscal 2021, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have established the existence of mineralized materials for certain of our projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (again, the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. The Company does not anticipate needing to comply with the New Rule until the filing of our annual report for the fiscal year ending July 31, 2022 and, at this time, the Company does not know the full effect of the New Rule on its mineral resources and, therefore, the disclosure related to the Company’s mineral resources may be significantly different when computed using the requirements set forth in the New Rule.

Since we are in the Exploration Stage, pre-production expenditures including those related to pre-extraction activities are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies in the Production Stage.

Despite the fact that we commenced uranium extraction at the Palangana Mine in November 2010, we remain in the Exploration Stage and will continue to remain in the Exploration Stage until such time as proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time as we exit the Exploration Stage.  Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time as proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and costs of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson Processing Facility, our Palangana Mine, our Reno Creek Project and our Alto Paraná Project, and have recorded a liability of $3.9 million on our balance sheet at July 31, 2021, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We cannot provide any assurance that our Physical Uranium Portfolio involving the strategic acquisition of physical uranium will be successful, which may have an adverse effect on our results of operations.

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

As part of our Physical Uranium Portfolio, we have entered into commitments to purchase U3O8 and may purchase additional quantities. There is no certainty that any future purchases contemplated by us will be completed.

Storage arrangements, including the extension of storage arrangements, along with credit and operational risks of uranium storage facilities, may result in the loss or damage of our physical uranium which may not be covered by insurance or indemnity provisions and could have a material adverse effect on our financial condition.

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

The international uranium industry, including the supply of uranium concentrates, is relatively small, competitive and heavily regulated. Worldwide demand for uranium is directly tied to the demand for electricity produced by the nuclear power industry, which is also subject to extensive government regulation and policies. In addition, the international marketing and trade of uranium is subject to political changes in governmental policies, regulatory requirements and international trade restrictions (including trade agreements, customs, duties and/or taxes). International agreements, governmental policies and trade restrictions are beyond our control. Changes in regulatory requirements, customs, duties or taxes may affect the availability of uranium, which could have a material adverse effect on our business and financial condition.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against certain risks, including securities and general commercial liability claims and certain physical assets used in our operations, subject to exclusions and limitations, however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations.  We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

Acquisitions that we may make from time to time could have an adverse impact on us.

From time to time we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example: (i) there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; (ii) a material ore body may prove to be below expectations; (iii) we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and (v) the acquired business or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, or any other applicable jurisdiction, may change or be applied or interpreted in a manner which may also have a material adverse effect on our operations. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or special interest group may also have a material adverse effect on our operations.

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

While the very heart of our business – uranium extraction, which is the fuel for carbon-free, emission-free baseload nuclear power – and our recycling programs, help address global climate change and reduce air pollution, the world’s focus on addressing climate change will require the Company to continue to conduct all of its operations in a manner that minimizes the use of resources, including the unnecessary use of energy resources, in order to continue to minimize air emissions at our facilities, which can also increase mine and facility, construction, development and operating costs. Regulatory and environmental standards may also change over time to address global climate change, which could further increase these costs.

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

In March 2020 the COVID-19 pandemic resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. In 2020 significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan, and Namibia. In 2021, although most production impacted by COVID-19 has returned to an operating status, some production has continued to be affected.   It is unknown at this time exactly how long all the impacts will last or how much uranium production will ultimately be removed from the market as a result of the COVID-19 pandemic. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment shutdowns.

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

Historically, the market for large volume titanium applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization, resulting in declining prices and margins. The volatility this market experiences occurs as a result of significant changes in the demand for products as a consequence of global economic activity and changes in customers’ requirements. The supply-demand balance is also impacted by capacity additions or reductions that result in changes of utilization rates. In addition, titanium margins are impacted by significant changes in major input costs, such as energy and feedstock. Demand for titanium depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of titanium in advance of anticipated price increases or defer purchases of titanium in advance of anticipated price decreases. The cyclicality and volatility of the titanium industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

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

Historically, we have relied on equity financing and, more recently, on debt financing, as primary sources of financing. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 750,000,000 shares of common stock of which 236,796,866 shares were issued and outstanding as of July 31, 2021. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American.  In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to these objective standards, the NYSE American may delist the securities of any issuer if: (i) in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) an issuer fails to comply with the NYSE American’s listing requirements; (v) an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

General

At July 31, 2021, we held mineral rights in uranium projects located in the U.S. States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay by way of federal mining claims, state and private mineral leases and mineral concessions. We also held a wholly-owned uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material extracted from our Palangana Mine.

We have prepared and will continue to prepare, from time to time, various technical reports (each, a “Technical Report”), in accordance with the provisions and requirements of National Instrument 43-101 Standards of Disclosure for Mineral Properties (“NI 43-101”), of the Canadian Securities Administrators (the “CSA”), respecting various of our mineral projects. Each of our Technical Reports have been and will continue to be filed by us on the public disclosure website of the CSA at www.sedar.com (“SEDAR”) as required by NI 43-101 and its companion policy and form. As also required by NI 43-101, each Technical Report is prepared by and authored by a qualified person as defined under NI 43-101.

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

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (again, the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. The Company does not anticipate needing to comply with the New Rule until the filing of our annual report for the fiscal year ending July 31, 2022 and, at this time, the Company does not know the full effect of the New Rule on its mineral resources and, therefore, the disclosure related to the Company’s mineral resources may be significantly different when computed using the requirements set forth in the New Rule.

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

In January 2011, the Hobson Processing Facility began processing uranium-loaded resins received from the Palangana Mine upon commencement of uranium extraction in November 2010. Since then the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates. During Fiscal 2021, the Hobson Processing facility was in a state of operational readiness.

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

0 105 210 420 Miles
McMullen County
Live Oak County
Freer
San Diego
Alice
Jim Wells County
Webb County
Benavides
Duval County
Jim Hogg County
Project Area
0 5 10 20 Miles
UEC
Uranium Energy Corp
La Palangana Project
Duval County, Texas
7/23/14
Project Location Map
W Capak
NAD83 Harn State Plane Zone 4205

Mineral Titles

At July 31, 2021, there were seven leases covering 6,406 acres at the Palangana Mine. PAA-1 is on the de Hoyos property while PAA-2, PAA-3 and the Dome trend are on the Palangana Ranch property. Bordering the east side of the Palangana Ranch is the White Bell Ranch, which contains the Jemison Fence and Jemison East trends. The fourth major property is the Garcia/Booth property comprised of 1,278 acres which borders the east side of the De Hoyos property and contains the NE Garcia and SW Garcia trends.

Lease ownership is held by STMV, which is wholly-owned by the Company.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

Surface elevations at the Palangana Mine range from about 410 feet to 500 feet above sea level.

Climate and Length of Operating Season

The region’s subtropical climate allows uninterrupted, year-round mining activities. Temperatures during the summer range from 75°F to 95°F, although highs above 100°F are common, while winter temperatures range from 45°F to 65°F. Humidity is generally over 85% year-round and commonly exceeds 90% during the summer months. Average annual rainfall is 30 inches.

Physiography

The dome area to the west of the PAA-1 and PAA-2 deposits is a concentric collapsed area with the surrounding landscape being hilly and elevated. Surface water generally drains away from the dome area although no prominent creeks or rivers are evident.

Access to Property

The Palangana Mine occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi, the largest nearby metropolitan district, is about 65 miles to the east of the Palangana Mine. Approximately halfway between San Diego and Freer on Texas Highway 44 is a turn-off to the south, referred to as Ranch Road 3196, that runs directly through the property about eight miles from the turn-off. The road continues southward about six miles to the town of Benavides. Access is excellent, with major two-lane roads connecting the three surrounding towns and unpaved secondary roads connecting to the Palangana Mine.

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

Union Carbide attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 pounds of U3O8 were produced from portions of a 31-acre wellfield area. The extraction pounds indicated a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit including disequilibrium. The Union Carbide ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic extraction area lies on the western side of the dome.

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

Geological Model

Uranium mineralization in the South Texas Uranium Belt occurs as sandstone-hosted roll-front deposits. The deposits are strata-bound, elongate and often, but not necessarily, occur in the classic “C” or truncated “C” roll configuration. They can be associated with an oxidation front or can be found in a re-reduced condition where an overprint of later reduction from hydrogen sulfide or other hydrocarbon reductant has seeped along faults and fractures. The uranium bearing sandstone units can themselves be separated into several horizons by discontinuous mudstone units, and separate roll-fronts and sub-rolls can occur in the stacked sandstone sequences.

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

The table below summarizes the historical drilling results at the Palangana Mine as of July 31, 2021, including drilling results prior to its acquisition by our Company on December 18, 2009.

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

Since commencing uranium extraction at the Palangana Mine in November 2010 to July 31, 2021, the Hobson Processing Facility has processed 578,000 pounds of uranium concentrates extracted directly from the Palangana Mine utilizing ISR methods. A summary by PAA is provided below:

●

PAA-1 commenced uranium extraction in November 2010 and remains fully-permitted. With 69 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 201 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2021 and the year ended July 31, 2020 (“Fiscal 2020”), no additional infill drilling took place;

●

PAA-2 commenced uranium extraction in March 2012 and remains fully-permitted. With 43 monitor wells already in place prior to our acquisition of the Palangana Mine, we drilled a total of 63 holes for well control facilities and wellfields including injection and extraction wells and infill drilling efforts. During Fiscal 2021 and Fiscal 2020, no additional infill drilling took place;

●

PAA-3 commenced uranium extraction in December 2012 and remains fully-permitted. We drilled a total of 345 holes for mineral trend exploration and delineation, monitor wells, well control facilities and wellfields including injection and extraction wells and infill drilling. During Fiscal 2021 and Fiscal 2020, no additional infill drilling took place;

●

PAA-4 permitting was completed and approved in November 2014, including the approval of the Aquifer Exemption in March 2015. The Mine Area Permit boundary was expanded to 8,722 acres from 6,200 acres to include PAA-4. Wellfield design is being finalized in preparation for installment of the first module inside PAA-4. During Fiscal 2015 we drilled five holes for a total of 214 holes for mineral trend exploration, delineation and monitor wells. All monitor wells were sampled for baseline parameters and a pumping test has been completed; and

●

PAA-5 and PAA-6 mine area expansion application was approved in November 2014. We drilled a total of 46 holes at PAA-5 and PAA-6 for mineral trend exploration and delineation and a monitor well. During Fiscal 2021 and Fiscal 2020, no additional drilling took place.

During Fiscal 2021 and Fiscal 2020, we reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no material amount of U3O8 was processed at the Hobson Processing Facility.

In September 2013, we implemented a strategic plan to align our operations to a weak uranium market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. As a consequence, U3O8 pounds extracted from the Palangana Mine and processed at the Hobson Processing Facility decreased significantly during Fiscal 2015 compared to prior years, and there have been no material amount of uranium extracted from the Palangana Mine from Fiscal 2017 to Fiscal 2021.

During Fiscal 2015, the Hobson Processing Facility processed finished goods representing 18,000 pounds of U3O8 (Fiscal 2014: 43,000 pounds; Fiscal 2013: 194,000 pounds; and Fiscal 2012: 198,000 pounds) extracted solely from the Palangana Mine.  Based on our estimate of mineralized materials in PAA 1, 2 and 3, over which an average mining grade of 0.135% has been established, cumulative recovery since the commencement of uranium extraction in November 2010 to July 31, 2021 was 44% (July 31, 2015: 44%; July 31, 2014: 43%; July 31, 2013: 40%; and July 31, 2012: 31%).

The following table summarizes the drill holes completed by the Company from December 18, 2009, the date of our acquisition of STMV, to July 31, 2021:

Trend	Total # DHs	Max. Depth (feet)	Avg. Depth (feet)
PAA-1	201	610	541
PAA-2	63	370	305
PAA-3	345	620	396
PAA-4	214	640	436
PAA-5	40	520	370
SW Garcia	6	620	568
Dome	56	500	355

We have not established proven or probable reserves, as defined by the SEC, through the completion of a “final” or “bankable” feasibility study for the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced extracting mineralized materials at the Palangana Mine without having established proven and probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

Burke Hollow Project, Bee County, Texas

Property Description and Location

Our Burke Hollow Project is comprised of two leases covering 19,335 acres located in Texas along the eastern, down-dip side of the South Texas Uranium Belt. These leases allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions), as needed, for mining wells and aboveground facilities for fluid processing and uranium extraction during the mining and groundwater restoration phases of the project. The Burke Hollow Project area is about 18 miles southeast of the town of Beeville, is located on the western side of US 77 and is located northeast of US 181 which links with US 59 in Beeville.

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

There are no known environmental liabilities associated with the Burke Hollow Project. We currently have an exploration permit for work in Bee County from the RCT.

Prior to any mining activity at the Burke Hollow Project, we would be required to obtain an RML, a large area UIC Mine permit and a PAA permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well would, if needed, would require a separate UIC Mine permit. These permits would be issued by Texas regulatory agencies.

The RCT requires exploration companies to obtain exploration permits before conducting drilling in any area. The permits include standards for the abandonment and remediation of test bore holes. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed. If the Burke Hollow Project reaches economic viability in the future, we would need to complete a number of required environmental baseline studies such as cultural resources (including archaeology), socioeconomic impact and soils mapping. Flora and fauna studies will need to be conducted as will background radiation surveys.

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

The necessary rights for constructing the needed surface processing facilities are in-place on selected lease agreements. Sufficient electric power is believed to be available in the area; however, new lines may be needed to bring additional service to a plant site and well fields. Within a 20-mile radius of the planned Burke Hollow facility there is sufficient population to supply the necessary number of suitable mining personnel.

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

All of the boreholes were drilled using contracted truck-mounted drilling rigs. The holes were drilled by conventional rotary drilling methods using drilling mud fluids. All uranium exploration at the Burke Hollow Project has been conducted with vertical drill holes. Drill cuttings were typically collected from the drilling fluid returns circulating up the annulus of the borehole. These samples were generally taken at five foot intervals and laid out on the ground in consecutive rows of 20 by the drill crew for review and description by a geologist. Upon completion, the holes were logged for gamma ray, self-potential and resistance by contract logging companies. Century Geophysical was the logging company utilized by both Nufuels and Total Minerals, and Century Geophysical provided primarily digital data. A tool recording down-hole deviation was also utilized for each of the holes drilled.

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

Local and Property Geology

The uranium-bearing sands of the Goliad Formation at the project site occur beneath a thin layer of Lissie Formation sand, silt, clay and gravel, which covers most of the project area with a total thickness of approximately 35 feet on the western side to approximately 70 feet thickness on the downdip eastern side of the project. The Goliad Formation underlies the Lissie and is present at depths ranging from 35 feet to approximately 1,050 feet in depth on the eastern side of the property. We have determined that uranium mineralization discovered to date occurs within at least four individual sand units in the Upper Goliad at depths generally ranging from 160 feet to 500 feet, and within two deeper sand units in the Lower Goliad located between 900 feet to 950 feet in depth.

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

Update to July 31, 2021

During Fiscal 2021, a total of 81 exploration holes totaling 38,785 feet were drilled at the Burke Hollow Project to depths ranging from a minimum of 420 feet to a maximum 500 feet, with an average depth of 479 feet. Cumulative to July 31, 2021, a total of 810 exploration holes and 107 monitor wells totaling 423,049 feet have been drilled to depths ranging from a minimum of 150 feet to a maximum of 1,100 feet, with an average depth of 460 feet.

As of July 31, 2021, a total of 30 regional baseline monitor wells have been installed in order to establish baseline water quality in both the Goliad Lower A and Goliad Lower B sands. Additionally, a total of 72 cased monitor wells were installed in the area which will constitute PAA-1 at Burke Hollow. With respect to permitting, a pre-operational groundwater characterization sampling program from the drilling of the regional baseline monitor wells was completed in February 2014.  A drainage study of the proposed license boundary was completed in January 2013 and encompasses the first three production areas.  Archeology, socioeconomic and ecology studies for the project were all completed by December 2013. Two Class I disposal well applications were submitted and final permits were issued by the TCEQ in July 2015. The final Mine Area Permit was issued by the TCEQ in December 2016 and an Aquifer Exemption was approved by the EPA in March 2017. The final RML was issued by the TCEQ in February 2019.

An earlier Technical Report dated February 27, 2013 for the Burke Hollow Project was prepared in accordance with the provisions of NI 43-101 by Thomas A. Carothers, P.G., a consulting geologist, and filed by us on SEDAR. An updated Technical Report, dated October 6, 2014, was prepared in accordance with the provisions of NI 43-101 by Andrew W. Kurrus III, P. G., with Clyde L. Yancey, P.G., serving as the Qualified Person under NI 43-101.

Goliad Project, Goliad County, Texas

Property Description and Location

The Goliad Project is comprised of seven leases covering 637 acres located in Texas near the northeast end of the extensive South Texas Uranium Trend. The Goliad Project consists of multiple leases that would allow the mining of uranium by ISR methods while utilizing the land surface (with variable conditions), as needed, for mining wells and aboveground facilities for fluid processing and ore capture during the mining and groundwater restoration phases of the Project. The Goliad Project area is about 14 miles north of the town of Goliad and is located on the east side of US route 77A/183, a primary highway that intersects with US 59 in Goliad and IH-10 to the north. The approximate center of the Project area is 28° 52’ 7” N latitude, 97° 20’ 36” W longitude. Site drilling roads are mostly gravel based and allow reasonable weather access for trucks and cars. A location map for the Goliad Project is shown below:

Dewitt County
Victoria County
Goliad
Goliad County
Bee County
Refugio County
Project Area
0
5
10
20 Miles
Copyright: 2013 National Geographic Society, i-cubed
Copyright: 2014 Esri, HERE DeLorme
UEC
Uranium Energy Corp
Goliad Project
Goliad County, Texas
7/23/14
Project Location Map
W Capak
NAD83 Harn State Plane Zone 4204

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

The majority of the Goliad leases have starting dates in 2005 or 2006 with an initial term of five years and a five-year renewal option. The various lease fees and royalty conditions are negotiated with individual lessors and terms may vary from lease to lease. We have amended or renewed all of these leases that had past their five-year renewal periods to extend the time period for an additional 10 years.

No historic uranium mining is known to have occurred on any of the Goliad Project lease properties and only state permitted uranium exploration drilling has taken place. There are believed to be no existing environmental liabilities at the property leases. Prior to any mining activity at the Goliad Project, we are required to obtain an RML, a large area UIC Permit and a PAA Permit for each wellfield developed for mining within the Mine Permit area. In addition, a waste disposal well will, if needed, require a separate UIC Mine permit. These permits will be issued by Texas regulatory agencies. The current drilling and abandonment of uranium exploration holes on any of the leases is permitted by the RCT. Potential future environmental liability as a result of the mining must be addressed by the permit holder jointly with the permit granting agency. Most permits now have bonding requirements for ensuring that the restoration of groundwater, the land surface and any ancillary facility structures or equipment is properly completed.

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

The property is in a rural setting at the north end of Goliad County. The nearest population centers are Goliad, 14 miles south, Cuero, 18 miles north, and Victoria, about 30 miles east. While Goliad and Cuero are relatively small towns, they provide basic needs for food and lodging and some supplies. Victoria is a much larger city and provides a well-developed infrastructure that has resulted from being a regional center to support oil and gas exploration and production. The Goliad Project site area generally has very good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region and the moderate topography, with dominantly sandy, well-drained soils, which provide good construction conditions for building gravel site roads necessary for site access.

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

In December 2010, the TCEQ approved the mine permit and the production area authorization for PAA-1 and granted the request for the designation of an Aquifer Exemption for us. In December 2011, an RML was issued by the TCEQ. All other state-level permits and authorizations have been received including a Class III Injection Well Permit (Mine Permit), two Class I Injection Well Permits (disposal well permits), a PAA for its first production area, a Permit by Rule (air permit exemption) and an Aquifer Exemption for which we received concurrence from the regional EPA.

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

Leach Amenability

Mineral processing or metallurgical testing was not reported as being conducted on any of the samples drilled or recovered during the Moore Energy exploration in the mid-1980s. We submitted selected core samples from our core hole # 30892-111C to Energy Laboratories, Inc. in Casper, Wyoming, in January 2007. These samples from the Goliad Project were sent to the laboratory for leach amenability studies intended to demonstrate that uranium mineralization at the property was capable of being leached using conventional in situ leach chemistry. The tests do not approximate other in-situ variables (permeability, porosity and pressure) but provide an indication of a sample’s reaction rate and the potential chemical recovery.

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

The Anderson Project is located in the northeast portion of the Date Creek Basin. The basin consists of low undulating terrain centrally dissected by Date Creek Wash. The site lies along the south bank of the Santa Maria River which runs along the northern edge of the basin. Elevations above sea level are between 1,700 feet and 2,400 feet. Maximum local topographic relief at the site is approximately 700 feet.

Vegetation on the property is typical of the Sonoran Desert of central Arizona and consists predominantly of Joshua trees, palo verde bushes, saguaro, cholla, ocotillo, creosote bushes and desert grasses. Fauna includes jackrabbits, rattlesnakes, roadrunners, desert tortoise, various lizards and less common mule deer, wild burros and mules.

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

Anderson Project
Date Creek Basin
approximate outline
Miles
0
5
10
15
NAD 1983 UTM Zone 12N
230000
240000
250000
260000
270000
280000
290000
300000
310000
320000
3810000
3800000
3790000
3780000
3770000
3760000
Xm
Tb
Tsv
Tv
Tsm
Xg
Yg
Tsy
Q
QTs
Tg
TXgn
YXg
Qo
Qm
Qy
TKgm
Xms
Tb

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

Mineralization

Uranium mineralization in outcrops and the pit floor at the old Anderson mine was reported by the U.S. Bureau of Mines in Salt Lake City as tyuyamunite (Ca(UO2)2(VO4)2·5-8H2O). Carnotite (K(UO2)2(VO4)2·3H2O), and a rarer silicate mineral, weeksite (K2(UO2)2(Si2O5)3·4H2O), were also reported in outcrop samples. Carnotite mineralization occurs as fine coatings and coarse fibrous fillings along fractures and bedding planes and has been noted in shallow drill holes and surface exposures.

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

A Technical Report, dated July 7, 2012, for the Workman Creek Project, prepared in accordance with NI 43-101, was completed by Neil G. McCallum, P.G., and Gary H. Giroux, P.E., a consulting geologist and engineer, respectively, and filed by us on SEDAR.

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

Since January 2011 we have staked a total of 129 claims in the Slick Rock district of the Uravan Mineral Belt. In June 2011 we acquired 103 claims from Spider Rock Mining also in the Slick Rock District for a one-time payment of $500,000. As a result, we now hold a total of 315 contiguous claims in the Slick Rock District. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment of $30,000 which began in November 2017.

The Slick Rock Project is located in San Miguel County, Colorado, approximately 24 miles north of the town of Dove Creek. The Slick Rock Project occupies all or parts of sections 15, 16, 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 30, 32, 33 and 34 in T44N R18W, NM Principal Meridian, and parts of sections 3, 4 and 5 of T43N R18W, NM Principal Meridian. The Slick Rock Project consists of 315 contiguous mineral lode claims and covers approximately 5,230 acres (8.2 square miles). The Slick Rock Project is bordered to the west by the Department of Energy's (“DOE”) Uranium lease tracts C-SR-13 and C-SR-13A, to the southwest by DOE Uranium lease tract C-SR-14(1) and to the north and northeast by the Sunday / Carnation / Topaz / Saint Jude mine complex, formerly owned by Energy Fuels.

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

All uranium/vanadium production came from the Upper Rim Sand of the Salt Wash Member of the Jurassic Morrison Formation.

Within the Slick Rock Project area, the Salt Wash Member is approximately 275 to 400 feet thick. The Fluvial sediments of the Salt Wash were deposited by north to northeast flowing paleostreams. In the project area, these streams were deflected eastward by the paleotopographic high caused by the northwest/southeast trending Gypsum Valley anticline. This allowed for thick accumulations of Salt Wash sediments along the southwestern flank of the anticline and across the project area. The Salt Wash is composed of white to grey, light-buff and rusty-red, fine to medium-grained, cross-bedded, lenticular sandstone interbedded with red, green, or light-gray shale and mudstone. The Salt Wash contains three major sandstone ledges, ranging from 20 to 150 feet in thickness and separated by clay and shale layers. The uppermost thick, continuous sandstone lens is commonly the most highly mineralized of the sequence. The largest Salt Wash uranium deposits are near the edges of thick sandstone where a transition to sandy mudstone takes place, and in the scours or on the flanks of paleostream channels. Mineralized pods average in the range of 3000 tons to as much as 100,000 tons taken from a single cluster of deposits. Locally, deposits attain a thickness of 30 feet, but two to nine foot thicknesses are most common. Minerals are carnotite, tyuamunite and brightly colored vanadates, vanadium hydromica or clay. Unoxidized mineralization is commonly black, consisting or uraninite, coffinite, montroseite and vanadium hydromica or clay.

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

Texas

As at July 31, 2021, we currently own various exploration projects located in the South Texas Uranium Belt. The location and acquisition of these leases are based on historical information contained within our extensive database, as well as current, ongoing geologic analyses by our exploration staff.

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

Wyoming

We acquired the Reno Creek Project on August 9, 2017 and the North Reno Creek Project on May 1, 2018.

Reno Creek Project

Our Reno Creek project is located in the Powder River Basin of northeast Wyoming, one of the most prolific uranium producing regions in the U.S. and the home of five producing ISR operations: Cameco’s Smith Ranch/Highland; Cameco’s North Butte satellite; Uranium One’s Willow Creek; Energy Fuels, Inc.’s (“EFR”) Nichols Ranch; and Strata’s Lance project.  The planned central processing plant (“CPP”) for the Reno Creek Project is located approximately 12 miles from the nearest town, Wright, Wyoming, with a population of 1,266 in 2019.

The project consists of 18,763 gross acres of properties including a 40-acre CPP site and five major resource units, all within ten miles of the proposed CPP.

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

The NRC issued its Draft Environmental Impact Statement in July 2016, and the final in December of 2016.  In its release the NRC noted that “only small environmental impacts would result from the construction, operation, aquifer restoration and decommissioning of the proposed in-situ recovery facility. Small impacts are defined as those that would be undetectable or so minor that they would not noticeably alter any important attribute of the environmental resource in question”.  The NRC then issued the License for the project in February 2017 covering 6,057 acres. Subsequently, the NRC approved of the transfer of control to us on July 31, 2017. Additionally, the State of Wyoming became an NRC Agreement state in September 2018 and, therefore, the Reno Creek Project is now permitted and licensed by the WDEQ.

The permits and license provide for a full CPP on 40 acres owned by us, which lies approximately a quarter mile from two all-weather highways and high voltage power lines, and less than three miles from natural gas lines.  The project is licensed to produce up to two million pounds of U3O8 per year, and may also treat by tolling either lixiviant or resin produced by others, or alternate feed material.  Included in the current license are the two largest resource units, North Reno Creek and Southwest Reno Creek.  The outlying resource units will be added for extraction by amending the current Permit to Mine License.

Gillette 50 Miles
44N 75W
44N 74W
44N 73W
44N 72W
Moore
Resource Unit
Wright 7 Miles
Clarkelen Rd
43N 75W
43N 74W
43N 73W
43N 72W
Former RME Pilot Plant
North
Reno Creek
Resource Unit
Bing
Resource Unit
Southwest
Reno Creek
Resource Unit
CPP Site
Pine Tree
Resource Unit
42N 75W
42N 74W
42N 73W
42N 72W
Casper 70 Miles
41N 75W
41N 74W
Miles
0
1
2
4
N
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

23
24
19
20
21
22
23
26
25
30
29
28
27
26
36
31
32
33
34
35
2
6
5
4
3
2
11
12
7
8
9
43N 74W
43N 73W
42N 74W
42N 73W
CLARKELEN RD
HWY 387
COSNER RD
Legend
Reno Creek CPP Site
Reno Creek Permit Boundary
Approximate Mineralized Area
UEC Land
North Reno Acquisition
0
0.5
1
2
Miles
N

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

Patterson Fault Corridor
Dufferin Fault Corridor
Cable Bay Fault
Centennial
Cigar Lake Mine
McArthur River Mine
Gryphon
Millennium
Phoenix
DIABASE PROJECT
Key Lake Mine
N
DOMAIN
Athabasca Basin
Mudjatik
Peter Lake
Taltson
Wathaman Batholith
Wollaston
Mines
Deposits
Diabase Project
Fault Corridor
Expressway - Highway; Freeway
0 5 10 20 30 40
Kilometers
1:1,000,000
UEC
Diabase Project
Athabasca Basin
Date: Sept 18, 2018
Drafted By: Darcy Hirsekorn
Geology By: SGS
Project Location

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

SAN ESTANISLAO
ATAITY DEL NORTE
CECILIO BAEZ
CARAYAO
RI3 CORRALES
SEE INSET MAP
VIEDO
CAAGUAZU
7 0 7 14 Kilometers
INSET MAP
PUMP TEST
200 0 200 400 Meters
LEGEND
Anschutz DH Mineralized
Crescent Resources Holes
Pump Test on Hole TC-1025
(M) Massive Sand Unit Trend
(F) Fine Grainden Sand Unit Trend
(W) Wavy Sand Unit Trend
Fault

During Fiscal 2012, we completed a 10,000-meter drilling program at the project. A total of 35 holes were drilled, averaging 950 feet in depth. The holes were drilled on east to west lines across known geologic structures believed to be integral in controlling uranium occurrence. The holes were drilled on wide spacings, approximately one to 1.5 miles apart (see map above). Historic and recent drilling results are being reviewed for future exploration/delineation drilling at the Oviedo Project. A radon extraction survey is being completed along the western basin margins, following up on historic airborne radiometric anomalies and outcrop sampling results that indicate a potential for shallow uranium mineralization. Other radon flux monitoring processes were carried out near the town of RI3 Corrales around wells UEC015 and UEC036, which obtained encouraging results that indicate the extension of mineralized levels towards the northeast of these holes.

Yuty Project

Property Description and Location

Our Yuty Project covers 289,680 acres and is located approximately 125 miles east and southeast of Asunción, the capital of Paraguay. It is located within the Paraná Basin, which is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil. Preliminary studies indicate amenability to extraction by ISR, which is the same process currently used by us at our Texas operations. Cue spent over CA$16 million developing Yuty since 2006.

History

Exploration for uranium in southeastern Paraguay was started in 1976 by Anschutz, after a Concession Agreement was entered into between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for all minerals, excluding oil, gas and construction materials. The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration concession of 162,700 square kilometers, virtually the whole eastern half of Paraguay. This was followed by a program of diamond drilling and rotary drilling over selected target areas. In total, some 75,000 meters of drilling were completed from 1976 to1983. Data is available for a total of 257 drill holes in the San Antonio area. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company. Anschutz intersected uranium mineralization in drill holes ranging from 0.115% U3O8 over 10.2 meters to 0.351% U3O8 over 0.3 meters in sandstones and siltstones. Work was suspended in 1983 due to the decline in the price of uranium, and no further work was done at that time.

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

CIC also conducted extensive process development work with the objective of a viable process flow sheet for beneficiation of the heavy minerals from the laterite. This work was carried out by Mineral Advisory Group, and included design, construction and operation of a 1.5 tonne per hour pilot plant in Paraguay. During operations the plant underwent continual process improvements and eventually produced 108 tonnes of concentrate over a three-month period. In January 2012 the concentrate was shipped to MINTEK in South Africa for smelting in a MINTEK pilot plant.

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

Legend
Paved Highway
Sample Locations
UEC Concessions
Arroyos and Rivers
0
10
Kilometers
Surface Geology Legend
Q Alluvium
KAp Cretaceous Parana Fm (basalt)
TR/JMs Triassic Missiones Fm (sandstone)
TR/JMs
KAp
FIGURE 7-5
N
680000
690000
700000
710000
720000
730000
7310000
7300000
7290000
7280000
7270000
7260000
7250000
7240000

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

Other Properties

As of July 31, 2021, we owned 115 acres of real estate located in Goliad County, Texas, 22 acres of real estate in Karnes County, Texas, 40 acres of real estate in Campbell Country, Wyoming, and 76.6 acres of real estate located in the Republic of Paraguay.

As of July 31, 2021, we have entered into office rental and service agreements as follows:

●	an office lease at $9,977 per month for the Corpus Christi administration office located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas, 78401. The lease expires on July 31, 2022;
●	an office lease at $6,388 per month for the Vancouver administration office at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3. The lease expires on March 31, 2022;
●	an office lease at $1,800 per month for the Wyoming office at 409 West Birch Street, Glenrock, Wyoming, 82637. The lease expires on June 30, 2022; and
●	an office lease at $1,240 per month for the Arizona office at 4020 E Industrial Way, Suite 150, Wickenburg, Arizona 85390. The lease expires on May 31, 2022.

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

Kirkwood

We acquired a database of uranium exploration results covering an area of approximately 13,000 acres within the uranium zone known as the Poison Spider area, in central Wyoming. The area covered includes property already held by us, as well as by other publicly-traded uranium exploration companies. The database was compiled by William Kirkwood of North American Mining and Minerals Company, a significant participant in the uranium, coal, gold and oil and gas industries in the western United States since the 1960s. The data acquired was generated from exploration originally conducted by companies such as Homestake Mining, Kennecott Corp, Rampart Exploration and Kirkwood Oil and Gas, largely between 1969 and 1982. The database consists of drill hole assay logs for 470 holes, including 75,200 feet of drilling, 22,000 feet of gamma logs, drill hole location maps, cross sections, geological maps, geological reports and other assay data and will be used to locate possible mineralized zones in the Poison Spider area in central Wyoming. We have exclusive ownership of this database.

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

The Moore Energy U.S. uranium database consists of over 30 years of uranium exploration information in the States of Texas, New Mexico and Wyoming, originally conducted during the 1970s to the 1990s. It includes results of over 10,000 drill holes, plus primary maps and geological reports. It covers approximately one million acres of prospective uranium claims in the South Texas Uranium Belt, New Mexico and Powder River Basin, Wyoming, as well as zones in Texas, and will be used to locate possible mineralized zones.

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

South Texas Goliad Project

Our South Texas Goliad database includes raw and interpreted data compiled by Total Minerals (“TOMIN”) and others from the mid-1980s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2021, our Company’s Palangana Mine was not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

NYSE American
Quarter Ended	High	Low
July 2021	$2.34	$2.14
April 2021	$3.05	$2.85
January 2021	$1.76	$1.59
October 2020	$0.88	$0.83
July 2020	$1.01	$0.96
April 2020	$1.18	$1.10
January 2020	$0.85	$0.79
October 2019	$1.01	$0.95
July 2019	$1.02	$0.96
April 2019	$1.42	$1.37
January 2019	$1.33	$1.28
October 2018	$1.34	$1.30

The last reported closing price for our shares on the NYSE American on October 26, 2021 was $4.02 per share.  As of October 26, 2021, we had 229 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2021, we had one equity compensation plan, our 2021 Stock Incentive Plan (the “2021 Plan”). Our 2021 Plan was ratified by our shareholders on July 30, 2021 and thereby superseded and replaced our then 2020 Stock Incentive Plan (the “2020 Plan”); having been ratified by our shareholders on July 30, 2020; with all stock-based compensation awards granted in accordance with our 2020 Plan and each of our preceding stock incentive plans being continued under our 2021 Plan (and the 2021 Plan, the 2020 Plan and all preceding stock incentive plans being, collectively, our “Stock Incentive Plan” herein).

The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (the 2021 Plan) (3)	12,652,396	$1.21	10,282,495
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total	12,652,396	$1.21	10,282,495

Notes:

(1)

This figure represents: (i) 10,404,333 outstanding stock options having a weighted average exercise price of $1.21 and a weighted average remaining term of 6.87 years; (ii) 997,612 shares of our common stock underlying restricted stock units (the “RSU”s); and (iii) 1,250,451 shares of our common stock underlying performance based restricted stock units (the “PRSU”s). Shares of our common stock underlying PRSUs are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, depending on the achievement of performance criteria.

(2)	This price applies only to the stock options included in column (a) and is not applicable to the RSUs or PRSUs included in column (a).
(3)

Under our Stock Incentive Plan, stock-based awards are granted from a pool of available shares, with: (i) every share issuable pursuant to the exercise of a stock option or SAR counting as one share of our common stock; and (ii) every share underlying restricted stock, a RSU, a PRSU or other right or benefit under our Stock Incentive Plan counting as two shares of our common stock.

Securities Authorized For Issuance Under Compensation Plans

2021 Stock Incentive Plan

On June 3, 2021, our Board of Directors authorized and approved the adoption of the Company’s 2021 Plan, under which an aggregate of 26,017,523 of our shares may be issued, subject to adjustment as described in the 2021 Plan, and which, at that time, consisted of: (i) 12,614,360 shares issuable pursuant to awards previously granted that were outstanding under our 2020 Plan; (ii) 7,403,163 shares remaining available for issuance under the 2020 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2021 Plan. On July 30, 2021, our shareholders approved the adoption of our 2021 Plan. The 2021 Plan supersedes and replaces our most recent and prior equity compensation plan, being the 2020 Plan.

The purpose of our Stock Incentive Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

Our Stock Incentive Plan is administered by our Compensation Committee (therein our “Administrator”) which shall determine, among other things: (i) the persons to be granted awards under the Stock Incentive Plan (each an “Award” to an “Eligible Participant”); (ii) the number of shares or amount of other Awards to be granted; and (iii) the terms and conditions of the Awards granted. We may issue shares, options, stock appreciation rights, restricted stock units, performance restricted stock units, deferred stock units and dividend equivalent rights, among others, under our Stock Incentive Plan.

An Award may not be exercised after the termination date of the Award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the Administrator under the Stock Incentive Plan. If the Administrator of our Stock Incentive Plan permits an Eligible Participant to exercise an Award following the termination of continuous service for a specified period, the Award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the Award, whichever occurs first. In the event an Eligible Participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the Awards outstanding.

The foregoing summary of our Stock Incentive Plan is not complete and is qualified in its entirety by reference to the Stock Incentive Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of October 26, 2021, there were stock options outstanding under our Stock Incentive Plan exercisable for an aggregate of 9,323,790 shares of our common stock.

Common Stock Purchase Warrants

As of October 26, 2021, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 4,905,474 shares of our common stock.

Recent Issuances of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2021 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2021, and in our Current Reports on Form 8-K as filed periodically with the SEC. During our fourth quarter ended July 31, 2021, we issued the following securities that were not registered under the Securities Act:

●

on May 3, 2021, we issued an aggregate of 13,333 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.04 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to the issuance of these shares; and

●

on July 12, 2021, we issued an aggregate of 7,964 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.26 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2017, through to July 31, 2021, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Centrus Energy Corp., Comstock Resources, Inc., Contango Oil & Gas Company, Denison Mines Corp., Energy Fuels Inc., Fission Uranium Corp., IsoEnergy Ltd., NACCO Industries, Inc., NexGen Energy Ltd., Polymet Mining Corp., Silvercorp Metals Inc., UEX Corporation and UR-Energy Inc. (collectively, the “Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Denison Mines Corp., UR-Energy Inc., Adams Resources & Energy, Inc., Hallador Energy Company, Abraxas Petroleum Corporation, Fission Uranium Corp., Evolution Petroleum Corporation, NexGen Energy Ltd., Polymet Mining Corp., Comstock Resources, Inc., Silvercorp Metals Inc., Energy Fuels Inc., Laramide Resources Ltd. and UEX Corporation (collectively, the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index. The change in peer group was made to address changes in the external market and to better reflect our Company’s business.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2021, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors herein.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2021 and 2020 and our financial condition as at July 31, 2021 and 2020, with a particular emphasis on Fiscal 2021, our most recently completed fiscal year.

Business

We operate in a single reportable segment and, since 2004, as more fully described under “General Business” of Item 1. Business herein, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. At July 31, 2021, we had no uranium supply or off-take agreements in place.

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

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing, in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012. In the future we may also rely on cash flows generated from the sales of our uranium inventories under our Physical Uranium Portfolio to fund our operations. However, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source to generate sales revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no sales revenues generated during other years. The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic for the protection of our employees, we have arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely and implemented certain health protocols for our employees and contractors who work at the field. In the meantime, we continue to operate our Palangana Mine at a reduced pace to capture residual uranium only and continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

As at July 31, 2021, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of our last five fiscal years as obtained from UxC Broker Average Price:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2021	$32.75	$27.31	$30.38	$32.40
July 31, 2020	34.19	23.88	27.66	32.35
July 31, 2019	29.28	23.94	26.95	25.41
July 31, 2018	26.44	19.87	22.09	25.81
July 31, 2017	26.69	17.80	22.33	20.11

Historically, the uranium spot price has been difficult to predict and subject to significant volatility and will continue to be affected by numerous factors beyond our control.

Results of Operations

For Fiscal 2021 and Fiscal 2020, we recorded a net loss of $14,813,810 ($0.07 per share) and $14,610,516 ($0.08 per share), respectively. Loss from operations during Fiscal 2021 and Fiscal 2020 totaled $17,511,978 and $14,334,523, respectively. No revenue from sales of produced U3O8 was generated during Fiscal 2021 and Fiscal 2020.

During Fiscal 2021, we continued with our strategic plan for reduced operations at our Palangana Mine to capture residual pounds of U3O8 only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred for PAA-1, 2 and 3 at the Palangana Mine, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a minimum labor force, are being charged to our consolidated statement of operations. As a result, no uranium concentrate was extracted at the Palangana Mine and processed at the Hobson Processing Facility during Fiscal 2021 and Fiscal 2020.

We established the Physical Uranium Portfolio and have entered into agreements to purchase 4.1 million pounds of uranium concentrates as of the date of this Annual Report. Various deliveries have or are scheduled to occur in March 2021 into December 2025 at a weighted average price of $32.12 per pound of uranium.

During Fiscal 2021, as part of our Physical Uranium Portfolio, we received 1,000,000 pounds of uranium concentrates with a total cost of $28,960,818.  As of July 31, 2021, the carrying value of our inventories was $29,172,480 (July 31, 2020: $211,662).

Costs and Expenses

During Fiscal 2021 and Fiscal 2020, costs and expenses totaled $17,511,978 and $14,334,523, respectively, primarily comprised of mineral property expenditures of $4,478,807 and $4,582,403, respectively, general and administrative expenses of $12,639,998 and $9,441,898, respectively, and depreciation, amortization and accretion of $393,173 and $310,222, respectively.

Mineral Property Expenditures

During Fiscal 2021, mineral property expenditures consisted of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our mineral projects.

The following table provides mineral property expenditures on a project basis during the past two fiscal years:

	Year Ended July 31,
	2021	2020
Mineral Property Expenditures
Palangana Mine	$889,597	$1,342,927
Goliad Project	237,515	190,278
Burke Hollow Project	1,445,797	1,130,467
Longhorn Project	9,154	17,023
Salvo Project	31,209	28,318
Anderson Project	78,601	71,170
Workman Creek Project	32,700	32,700
Slick Rock Project	52,117	52,521
Reno Creek Project	672,225	596,551
Yuty Project	31,279	65,679
Oviedo Project	371,966	350,211
Alto Paraná Titanium Project	198,969	230,350
Other Mineral Property Expenditures	427,678	474,208
	$4,478,807	$4,582,403

During Fiscal 2021 and Fiscal 2020, mineral property expenditures included costs directly related to maintaining operational readiness and permit compliance at our Palangana Mine and Hobson Processing Facility totaled $924,050 and $1,130,028, respectively.

The following provides a discussion of significant mineral property expenditures on certain projects:

●	Palangana Mine

During Fiscal 2021 and Fiscal 2020, mineral property expenditures at the Palangana Mine totaled $889,597 and $1,342,927, respectively, which were comprised of maintenance of operational readiness and permit compliance of $608,662 and $772,515, permitting and property maintenance of $269,612 and $553,531, and exploration and development costs of $11,323 and $16,881, respectively.

●	Goliad Project

During Fiscal 2021 and Fiscal 2020, mineral property expenditures at the Goliad Project totaled $237,515 and $190,278, respectively, which were comprised of permitting and property maintenance costs of $165,715 and $117,204, and exploration and development costs of $71,800 and $73,074, respectively.

●	Burke Hollow Project

During Fiscal 2021 and Fiscal 2020, mineral property expenditures at the Burke Hollow Project totaled $1,445,797 and $1,130,467, respectively, which were comprised of permitting and property maintenance costs of $387,499 and 384,885, exploration drilling costs of $1,025,309 and $214,246, and wellfield development costs of $32,989 and $531,336, respectively. During Fiscal 2021, we initiated a drilling campaign in March 2021 and drilled 81 exploration holes totaling 38,785 feet. During Fiscal 2020, we completed a drilling campaign initiated in Fiscal 2019 and drilled 26 exploration holes and 21 monitor wells totaling 21,069 feet.

●	Reno Creek Project

During Fiscal 2021 and Fiscal 2020, mineral property expenditures at the Reno Creek Project totaled $672,225 and $596,551, respectively, which were comprised of property maintenance costs of $521,039 and $484,228, and permitting and exploration costs of $151,186 and $112,323, respectively.

●	Yuty Project

During Fiscal 2021 and Fiscal 2020, mineral property expenditures at the Yuty Project totaled $31,279 and $65,679, respectively, primarily for general expenditures.

●	Oviedo Project

During Fiscal 2021 and Fiscal 2020, mineral property expenditures at the Oviedo Project totaled $371,966 and $350,211, respectively, which were comprised of property maintenance costs of $150,857 and $78,223, and exploration expenditures of $221,109 and $271,988, respectively, primarily for exploration drilling programs conducted.

●	Alto Paraná Titanium Project

During Fiscal 2021 and Fiscal 2020, mineral property expenditures at the Alto Paraná Titanium Project totaled $198,969 and $230,350, respectively, which were comprised of exploration costs of $179,179 and $230,350, and property maintenance costs of $19,790 and $Nil, respectively.

During Fiscal 2021, we continued to maintain our projects in good standing, and the costs incurred on other projects of our Company were mainly for property maintenance costs.

General and Administrative

During Fiscal 2021, general and administrative expenses totaled $12,639,998, which increased by $3,198,100 compared to $9,441,898 in Fiscal 2020.

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

●

during Fiscal 2021, salaries, wages and management fees totaled $2,416,598, which increased by $705,651 compared to $1,710,947 during Fiscal 2020. During Fiscal 2020, in response to the financial market uncertainty due to the COVID-19 pandemic, we implemented corporate-wide pay reductions, ceased cash bonuses and increased share compensation in lieu of cash for the Company’s employees, officers and directors. During Fiscal 2021, in light of the recovery of the financial market and outperformance of the Company, the compensation of our directors, officers and employees was re-instated;

●

during Fiscal 2021, office, filing and listing fee, insurance, corporate development, investor relations and travel expenses totaled $3,860,192, which increased by $575,386, compared to $3,284,806 during Fiscal 2020, primarily due to a corporate-wide cost reduction implemented in Fiscal 2020 in response to the COVID-19 pandemic;

●

during Fiscal 2021, professional fees totaled $952,440, which was consistent with $952,927 during Fiscal 2020. Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and for audit, accounting and tax compliance services; and

●

during Fiscal 2021, stock-based compensation expense totaled $5,410,768, which increased by $1,917,550 compared to $3,493,218 during Fiscal 2020. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company under our Stock Incentive Plan. In the past few years, we have been utilizing equity-based payments to our directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays. The stock-based compensation varied from year to year primarily as a result of changes in the amount of compensation shares and stock award expenses which are amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Depreciation, Amortization and Accretion

During Fiscal 2021, depreciation, amortization and accretion totaled $393,173, which was consistent compared to $310,222 during Fiscal 2020. Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During Fiscal 2021, interest and finance costs totaled $2,879,809, which decreased by $581,161 compared to $3,460,970 during Fiscal 2020. During Fiscal 2021, interest on long-term debt totaled $1,255,556, which decreased by $371,111 compared to $1,626,667 during Fiscal 2020, and amortization of debt discount totaled $1,375,754, which decreased by $293,760 compared to $1,669,514 during Fiscal 2020. These decreases were offset by an increase of $83,710 in surety bond premium and other interest expenses from $164,789 in Fiscal 2020 to $248,499 in Fiscal 2021. The decreases in interest on long-term debt and amortization of debt discount are a result of the decrease in the outstanding principal amount of our long-term debt to $10,000,000 in Fiscal 2021 from $20,000,000 in Fiscal 2020.

Income or Loss from Equity-Accounted Investment

During Fiscal 2021, we recorded income of $5,204,004 from our investment in Uranium Royalty Corp (“URC”), which included our share of URC’s income of $732,446 and a dilution gain of $4,471,558 as a result of URC issuing more shares from its equity financings, which decreased our ownership interest in URC to 18. 1% at July 31, 2021 from 19.5% at July 31, 2020.

During Fiscal 2020, we recorded income of $2,967,583 from our investment in URC. As a consequence of URC’s initial public offering and other private placements URC completed during Fiscal 2020, our ownership interest in URC decreased to 19.5% at July 31, 2020 from 32.6% at July 31, 2019, which resulted in a dilution gain of $3,056,656 being recorded. During Fiscal 2020, we recorded a loss pick up of $89,073 representing our share of URC’s loss.

Liquidity and Capital Resources

	July 31, 2021	July 31, 2020
Cash and cash equivalents	$44,312,780	$5,147,703
Current assets	75,045,362	6,589,879
Current portion of long-term debt	10,075,231	-
Other current liabilities	3,193,979	2,037,402
Working capital	61,776,152	4,552,477

During Fiscal 2021, we received net proceeds of $89,931,236 from various equity financings and $5,504,286 from the exercises of stock options and share purchase warrants, which significantly strengthened our working capital position. As at July 31, 2021, we had a working capital of $61,776,152, an increase of $57,223,675 from $4,552,477 as at July 31, 2020.

Subsequent to July 31, 2021, we received additional cash proceeds of $62.7 million under our 2021 ATM Offering.  During the year ended and subsequent to July 31, 2021, we entered into agreements to purchase 4.1 million pounds of uranium concentrates under our Physical Uranium Portfolio for a total purchase price of $131.7 million, of which $22.0 million will become due in the next 12 months from the date that this Annual Report is issued.   Refer to Note 3: Inventories in our Audited Consolidated Financial Statements. In addition, as at July 31, 2021, we had $10.0 million of term debt with a maturity date on January 31, 2022.   We believe our existing cash resources will provide sufficient funds to fulfill our uranium inventory purchase commitments, repay the debt principal of $10.0 million when it becomes due, and carry out our planned operations for the next 12 months from the date that this Annual Report is issued.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales were realized, our revenues generated from sales of produced U3O8 have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. In Fiscal 2021, we recorded net losses totaling $14,813,810 (Fiscal 2020: $14,610,516) and we had an accumulated deficit balance of $291,625,110 as at July 31, 2021. During Fiscal 2021, net cash used in operating activities totaled $41,469,449, which included $28,960,818 cash used for the purchase of 1.0 million pounds of uranium concentrates. Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. As detailed in the preceding paragraph, we have also relied to a limited extent on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012, however, we have yet to achieve profitability or develop positive cash flow from operations.  At the date of this Annual Report, we have 1.2 million pounds of uranium concentrate inventories with a fair value of approximately $56.7 million.  In the future, we may also rely on cash flows generated from the sales of our uranium concentrates to fund our operations.  Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control and including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

For Fiscal 2022, we estimate that a total of up to $2.0 million will be incurred on our mineral projects for permitting, exploration and pre-extraction activities. We hold mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay with annual land-related payments totaling $3.4 million to maintain these rights in good standing.

Our anticipated operations, including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

●	if the market price of uranium weakens;
●	if the market price of our common stock weakens;
●	if the COVID-19 pandemic worsens or continues over an extended period and causes further financial market uncertainty; and
●

if a nuclear incident, such as the event that occurred at Fukushima in March 2011, were to occur, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

Equity Financings

On February 21, 2020, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on March 3, 2020 (the “2020 Shelf”) providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $100 million. As a result of the 2020 Shelf, our March 10, 2017 Form S-3 registration statement was then deemed terminated and, as a consequence, our then April 9, 2019 ATM Offering Agreement (the “April 2019 ATM Offering Agreement”) with H.C. Wainwright & Co, LLC (as the lead manager) and the co-managers as set forth in the April 2019 ATM Offering Agreement (collectively, the ATM Managers”) and its related offering terminated unless renewed under the 2020 Shelf.

On March 19, 2020, we entered into an Amending Agreement to the April 2019 ATM Offering Agreement with the ATM Managers under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $30 million through the ATM Managers through the 2020 Shelf (the “2020 ATM Offering”).

On September 23, 2020, and under our 2020 Shelf, we completed an offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000 (the “September 2020 Offering”). Each unit was comprised of one share of the Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share at an exercise price of $1.80 per share exercisable immediately upon issuance and expiring 24 months from the date of issuance. In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

During Fiscal 2021, we issued 13,668,906 shares of the Company’s common stock at a weighted average price of $2.19 per share under our 2020 ATM Offering for net cash proceeds of $29,320,949.

On March 19, 2021, and under our 2020 Shelf, we completed an offering of 10,000,000 shares of the Company’s common stock at a price of $3.05 per share for net proceeds of $29,083,710.

On April 8, 2021, and under our 2020 Shelf, we completed an offering of 3,636,364 shares of the Company’s common stock at a price of $3.30 per share for net proceeds of $11,315,966 (the “April 2021 Offering”). In connection with the April 2021 Offering, we also issued, on a private placement basis, 181,818 Agent Warrants to the agent as partial compensation, and each Agent Warrant entitles its holder to acquire one share of common stock at an exercise price of $4.125 per share and expiring five years from the date of issuance.

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

On May 14, 2021, we entered into an at-the-market offering agreement (the “2021 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “2021 ATM Managers”) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the 2021 ATM Managers selected by us.

As of the date of this Annual Report, we issued 23,009,578 shares of the Company’s common stock at a weighted average price of $3.06 per share under our 2021 ATM Offering for net cash proceeds of $68,827,792.

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

During Fiscal 2021, we made voluntary payments totaling $10,000,000 to certain Lenders, which decreased the principal balance outstanding to $10,000,000 under the Credit Facility.

Pursuant to the terms of the Third Amended and Restated Credit Agreement, during Fiscal 2021, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding at the time; and during Fiscal 2020, we issued an aggregate of 1,743,462 shares to our Lenders, with a fair value of $1,400,000, representing 7% of the $20,000,000 principal balance outstanding at the time, as payment of anniversary fees to our Lenders.

Refer to “Long-Term Debt Obligations” under Material Commitments and to Note 9: Long-Term Debt to our Consolidated Financial Statements herein.

Government Loans

During Fiscal 2020, our Canadian subsidiary received a loan of $29,842 (CA$40,000) under the Canada Emergency Business Account program (the “CEBA Loan”). During Fiscal 2021, we repaid CA$30,000 of the CEBA Loan, 75% of the total CEBA Loan principal before its initial term date on December 31, 2022, and received a CEBA Loan Closure Confirmation for forgiveness of the balance of CA$10,000.

During Fiscal 2020, we applied for a Paycheck Protection Program loan and received the proceeds of $277,250 (the “PPP Loan”). During Fiscal 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan amount of $277,250 and associated interest.

Promissory Note

During Fiscal 2021, in connection with a land purchase located within our Goliad Project (the “Goliad Land Purchase”), we issued a promissory note with a principal amount of $380,000 to a landowner (the “Promissory Note”). The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022. We may prepay the Promissory Note in any amount at any time before the maturity date without penalty.

Operating Activities

During Fiscal 2021, net cash used in operating activities totaled $41,469,449, of which $28,960,818 was for purchases of uranium concentrates. Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments. During Fiscal 2020, net cash used in operating activities totaled $12,870,711, primarily for maintaining production readiness, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2021, net cash provided by financing activities totaled $84,457,538, primarily from net cash of $89,931,236 from various offerings, and $5,504,286 from the exercises of stock options and share purchase warrants, offset by the payments of $833,363 for tax withholding amounts related to the issuance of RSU shares, the principal payment of $10,000,000 to certain Lenders under the Credit Facility and $144,621 for the Promissory Note and the CEBA Loan. During Fiscal 2020, net cash provided by financing activities totaled $307,092, consisting of $277,250 from the PPP Loan and $29,842 from the CEBA Loan.

Investing Activities

During Fiscal 2021, net cash used by investing activities totaled $3,624,551, primarily for cash used in investment in term deposits of $10,000,000, cash used in acquisition of URC shares of $3,396,852, cash used in the investment in mineral rights and properties of $80,000 and cash used in the purchase of property, plant and equipment of $147,699, offset by cash received from redemption of term deposits of $10,000,000. During Fiscal 2020, net cash provided by investing activities totaled $11,670,960, primarily from cash received from the redemption of term deposits totaling $11,831,671, offset by cash used in the investment in mineral rights and properties of $80,000 and cash used in the purchase of property, plant and equipment of $83,838.

Stock Options and Warrants

As at July 31, 2021, the Company had 10,404,333 stock options outstanding at a weighted-average exercise price of $1.21 per share and 5,387,323 share purchase warrants outstanding at a weighted-average exercise price of $1.90 per share. As at July 31, 2021, outstanding stock options and share purchase warrants represented a total 15,791,656 shares issuable for gross proceeds of approximately $22.8 million should these stock options and share purchase warrants be exercised in full. As at July 31, 2021, outstanding in-the-money stock options and share purchase warrants represented a total 15,095,852 shares exercisable for gross proceeds of approximately $20.8 million should these in-the-money stock options and warrants be exercised in full. The exercise of these stock options and share purchase warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or share purchase warrants will be exercised in the future.

Plan of Operations

For Fiscal 2022, uranium extraction at PAA-1, 2 and 3 of our Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures, and to remain in a state of operational readiness in anticipation of a recovery in uranium prices.  In addition, we will continue the drilling program initiated in March 2021 at our Burke Hollow Project.

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

As at July 31, 2021, we complied with all of the covenants under the Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2022.

As at July 31, 2021, significant payment obligations of the Company over next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations - Principal	$10,000,000	$10,000,000	$-	$-	$-
Long-Term Debt Obligations - Interests and Fees	1,008,889	1,008,889	-	-	-
Other Loan Obligations - Principal and Interests	266,738	200,054	66,684	-	-
Asset Retirement Obligations	8,221,018	-	-	-	8,221,018
Operating Lease Obligations	609,405	249,405	40,000	40,000	280,000
Uranium Inventory Purchase Obligations	88,517,250	18,065,000	56,322,250	14,130,000	-
Total	$108,623,300	$29,523,348	$56,428,934	$14,170,000	$8,501,018

As at July 31, 2021, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S., Vancouver, British Columbia, Canada, and Paraguay for total monthly payments of $18,000. Office lease agreements for the U.S. and Canada expire between March 2022 and August 2022.

Commitments for Management Services

As at July 31, 2021, we were committed to paying our key executives a total of $835,000 per year for management services.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgement, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.  Significant areas requiring management’s judgement, estimates and assumptions include valuation and measurement of impairment losses on mineral rights and properties, valuation of stock-based compensation, and valuation of asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment.  Actual results could differ significantly from those estimates and assumptions.  The following summary provides a description of our critical accounting policies.

Mineral Rights and Exploration Stage

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves are established for that project.

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine. However, we have not established proven or probable reserves for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Companies in the Production Stage that have established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. Since we are in the Exploration Stage, it has resulted in our reporting of larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Impairment of Long-lived Assets

Long-lived assets including mineral rights and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.  Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test.  Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors including significant decreases in uranium prices; significant increase in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.  Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets.  When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require our Company to reclaim the surface areas and restore underground water quality to the pre-existing quality or class of use after the completion of mining. We recognize the present value of the future restoration and remediation costs as an asset retirement obligation (each, an “ARO”) in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

AROs consist of estimated final well closure, plant and equipment decommissioning and removal and environmental remediation costs to be incurred by our Company in the future. The AROs are estimated based on the current costs escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The AROs are capitalized as part of the costs of the underlying assets and amortized over its remaining useful life. The AROs are accreted to an undiscounted value until they are settled. The accretion expenses are charged to earnings and the actual retirement costs are recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Stock-based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards in our Consolidated Statements of Operations and Comprehensive Loss over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of RSUs is determined using the share price of the Company at the date of grant. The fair value of PRSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense related to stock awards is recognized over the requisite service period on an accelerating basis. Forfeitures are accounted for as they occur.

Subsequent Events

Subsequent to July 31, 2021, we entered into agreements to purchase 400,000 pounds of uranium concentrates with an aggregate purchase price of $14,500,000, of which 200,000 pounds of uranium concentrates with an aggregate purchase price of $6,980,000 were received.

Subsequent to July 31, 2021, we issued 20,743,878 shares of the Company’s common stock at a weighted average price of $3.09 per share under the 2021 ATM Offering for net cash proceeds of $62,671,103.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes, but is not limited to, equity price risk, uranium price risk, foreign currency risk, country risk and interest rate risk.

Equity Price Risk

We are subject to market risk related to the market price of our common stock which trades on the NYSE American. Historically, we have relied upon equity financings from the sale of our common stock to fund our operations. Movements in the price of our common stock have been volatile in the past and may continue to be volatile in the future. As a result, there is a risk that we may not be able to complete an equity financing at an acceptable price when required.

Uranium Price Risk

We are subject to market risk related to the market price of uranium. As at July 31, 2021, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2021, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firms;
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Loss;
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

Not Applicable

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

As at July 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in COSO. Based on that evaluation, the Company’s management concluded that, as of July 31, 2021, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of October 26, 2021 are as follows:

Name	Age	Position with the Company
Amir Adnani	43	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	69	Chairman and a director
David Kong	75	Lead independent director
Vincent Della Volpe	79	A director
Ganpat Mani	74	A director
Gloria Ballesta	46	A director
Pat Obara	65	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	59	Executive Vice President

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

Mr. Adnani is the founder and Chairman of GoldMining Inc., a publicly-listed gold acquisition and development company and is a director of Gold Royalty Corp., a publicly-listed gold royalty company. Mr. Adnani also serves as the Chairman of Uranium Royalty Corp., a publicly-listed uranium royalty company. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and is a director of the university’s Alumni Association.

Spencer Abraham. Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2017. Mr. Abraham served as Executive Chairman from October 2015 to March 2017 and as the Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, Mr. Abraham developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries, and led the landmark nuclear nonproliferation HEU program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001. At a time when the Biden Administration and U.S. Congress are considering significant issues pertaining to the U.S. uranium mining sector, Mr. Abraham’s expertise in the public policy arena is especially valuable and he is very actively involved in working with the Company to address these matters.

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

Mr. Abraham holds a Juris Doctor degree from Harvard Law School and is an alumnus of Michigan State University.

David Kong. David Kong has served on our Board of Directors since January 2011 and serves as our lead independent director. Mr. Kong serves as a director of New Pacific Metals Corp., a public company listed on the Toronto Stock Exchange (the “TSX”) and the NYSE American since November 2010, as a director of Silvercorp Metals Inc., a public company listed on the TSX and the NYSE American since November 2011, and as a director of GoldMining Inc., a public company listed on the TSX and the NYSE American since October 2010.

Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation (CPA, CA) in British Columbia, Canada, in 1978. Mr. Kong was a partner at Ellis Foster, Chartered Accountants, from 1981 to 2004, before merging with Ernst & Young LLP, Chartered Professional Accountants, in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

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

Ganpat Mani. Ganpat Mani has served on our Board of Directors since June 2014. Mr. Mani served as a director of Uranium Participation Corporation (now Sprott Physical Uranium Trust) from July 2014 to July 2021. From 2009 to 2013, Mr. Mani was President and Chief Executive Officer of ConverDyn, a partnership between affiliates of Honeywell International Inc. and General Atomics, which specializes in the nuclear fuel conversion trade. During this time, he also served as a director of the Nuclear Energy Institute and was a member of the U.S. Civil Nuclear Trade Advisory Committee. Mr. Mani is a highly-experienced negotiator of contracts with major private and state-owned corporations in Asia, Europe and the U.S. Notably, Mr. Mani negotiated the agreement for the return of uranium feed from the Metropolis conversion facility under the Megatons to Megawatts program between the U.S. and Russia. He also met with government and industry organizations as part of the U.S. Department of Commerce’s multiple nuclear trade missions to India.

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

Gloria Ballesta. Gloria Ballesta has served on our Board of Directors since July 2018. Ms. Ballesta is the Chief Executive Officer of Content Mode SAS, a contact center based in Colombia, since January 2016, and serves as a director of GoldMining Inc., a public company listed on the TSX and the NYSE American since August 2010. Ms. Ballesta has experience managing administrative and compliance procedures for spin-offs, take-overs and financings of various public companies. Ms. Ballesta holds an LLB (Hons.) from the CEU Cardenal Herrera University in Spain and a Master's degree in Marketing and Business Management from ESIC School of Business in Spain.

The following describes the business experience of each of the non-director executive officers of the Company:

Pat Obara. Pat Obara has served as our Secretary, Treasurer and Chief Financial Officer since October 2015, and served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara currently serves as the Chief Financial Officer and Secretary of GoldMining Inc., a public company listed on the TSX and the NYSE American, and served as a director of GoldMining Inc. from September 2009 to May 2018. Mr. Obara holds a degree in Building Technology, Land and Construction Economics from the British Columbia Institute of Technology.

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 37-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of energy to meet the world’s ever-expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. Mr. Melbye currently serves as the Chief Executive Officer, President and a director of Uranium Royalty Corp., a public company listed on the TSX Venture Exchange (the “TSX-V”) and the Nasdaq Capital Market. Previously, Mr. Melbye served as the Vice President, Commercial at Uranium Participation Corporation (now Sprott Physical Uranium Trust) from 2014 to 2018 and concurrently served as an Advisor to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it related to marketing and sales strategy. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded that company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time that Uranium One was publicly traded on the TSX. Uranium One is among the world’s top four uranium producers from its mines in Kazakhstan and the United States, and is the wholly-owned mining subsidiary of the Russian nuclear energy company Rosatom.

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

Mr. Melbye is currently the President of the Uranium Producers of America (“UPA”). The UPA is the domestic mining organization that advocates for U.S. Government policies supportive of national energy, and security and interests of a strong and competitive American uranium industry. He is also a past Chair of the Board of Governors of the World Nuclear Fuel Market. Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, United States and Canadian trade missions to markets such as China, India, United Arab Emirates and Mexico. Mr. Melbye has provided expert testimony before the U.S. House Oversight Committee on Department of Energy inventory dispositions, and the U.S. Senate Energy and Natural Resources Committee on regaining American nuclear leadership. In addition, he testified before the U.S. International Trade Commission in support of uranium imports from Kazakhstan following the dissolution of the Soviet Union. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

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

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics (the “Code”) that applies to all directors and officers. The Code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	compliance with applicable governmental laws, rules and regulations;
●	the prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and
●	accountability for adherence to the Code.

A copy of our Code and all material Company corporate governance charters, policies and guidelines can be viewed on our website at: www.uraniumenergy.com.

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

Sustainability Committee

Our Sustainability Committee is comprised of David Kong, Vincent Della Volpe and Gloria Ballesta. Our Board of Directors has determined that each member of the Sustainability Committee meets the independence standards of the NYSE American. Mr. Kong is the Chairman of the Sustainability Committee.

The Sustainability Committee is responsible for oversight of sustainability including environmental, social, health and safety matters. The Sustainability Committee is mandated to oversee the Company’s framework for the development of environmental, social, health and safety policies and programs and performance thereunder. The Sustainability Committee will report regularly to the Board of Directors.

Human Rights Policy

We have adopted a Human Rights Policy (the “Human Rights Policy”) that applies comprehensive standards to our operations across all geographic locations regarding the protection of human rights. Our Human Rights Policy can be viewed on our website at www.uraniumenergy.com.

Board Diversity Policy

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

Employee Diversity

As at July 31, 2021 our employee population consisted of 47 individuals working for us and our consolidated subsidiaries.  As at July 31, 2021, 28% of our employees were female, 64% of our employees were identified as diverse based on ethnicity, 8% of our employees were under the age of 30, 43% of our employees were between the ages of 30 and 50 and 49% of our employees were over the age of 50.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2021 within two business days as required by the SEC.

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

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2021, the Compensation Committee retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2021 included:

●	compensation philosophy validation;
●	peer group review;
●	executive compensation review and recommendations for our Chief Executive Officer, Chief Financial Officer and Executive Vice President;
●	non-management director compensation review; and
●	review of compensation discussion and analysis in the Company’s proxy statement.

Fees paid for GGA’s services for our last two fiscal years were $21,067 and $27,026 for Fiscal 2020 and Fiscal 2021, respectively.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

In Fiscal 2021, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and non-management director total compensation plans.

The Company recognizes that people are our primary asset and our principal source of establishing a competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the mining industry, which is a competitive, global labor market.

The Compensation Committee’s objective is to establish a compensation program that is designed to align with industry trends and attract and retain the best available talent while efficiently utilizing available resources. These objectives are achieved primarily through base compensation and equity compensation designed to be competitive with comparable companies, and to align management’s compensation with the long-term interests of shareholders. In determining executive management’s compensation, the Compensation Committee also takes into consideration the performance and financial condition of the Company.

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

Benchmarking Compensation and Peer Groups

In Fiscal 2021 the Compensation Committee commissioned a peer group review from GGA as part of a competitive compensation market update review of executive and director compensation in order to stay abreast of changes in the external market and to ensure that the Company continued to benchmark executive compensation with appropriate market comparators. In addition to the external market trends, the Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, revised the Peer Group from the prior year to reflect the growth of the Company’s business. The Peer Group remained relatively consistent with prior years and included companies operating in the oil, gas and consumable fuels sector, primarily in North America, of similar size and having a market capitalization and/or total assets generally ranging between 0.25 times and four times the Company’s. The companies identified below were removed from or added to the Peer Group based on whether they met or continued to meet this selection criteria. The companies removed from the Peer Group were all much smaller than the Company from a market capitalization perspective and were deemed to be less relevant to the Company. The companies added to the Peer Group aligned better to the Company based on market capitalization and/or total assets. The Company’s market capitalization was positioned above the median of the Peer Group at the time of the GGA Recommendations. The Peer Group was used by the Compensation Committee to establish the compensation levels for the Company’s executives and its Board of Directors.

In Fiscal 2021, with the GGA Recommendations, our compensation philosophy aimed to align both our executive and Board of Director compensation around the median of the Peer Group.

In Fiscal 2021, the following companies were removed from or added to the Peer Group:

Removed from the Peer Group	Added to the Peer Group
Abraxas Petroleum Corporation	Centrus Energy Corp.
Adams Resources & Energy, Inc.	Contango Oil & Gas Company
Evolution Petroleum Corporation	IsoEnergy Ltd.
Hallador Energy Company	NACCO Industries, Inc.
Laramide Resources Ltd.

In Fiscal 2021, the Peer Group was comprised of the following companies:

Peer Group
Centrus Energy Corp.	Fission Uranium Corp.	Silvercorp Metals Inc.
Comstock Resources, Inc.	IsoEnergy Ltd.	UEX Corporation
Contango Oil & Gas Company	NACCO Industries, Inc.	UR-Energy Inc.
Denison Mines Corp.	NexGen Energy Ltd.
Energy Fuels Inc.	PolyMet Mining Corp.

Compensation Elements and Rationale

The Company’s executive compensation program consists of: base compensation, short-term incentive awards; and long-term incentive equity compensation.

Base Compensation

Base compensation is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base compensation is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

Effective from May 1, 2016, and again effective on April 1, 2020, the base compensation paid to our executive officers was reduced on a non-accrued basis. Effective on October 1, 2020 and again effective on May 31, 2021, the base compensation paid to our executive officers was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 the base compensation paid to Mr. Adnani and Mr. Obara was increased to align with the median of the Peer Group. Effective from May 31, 2021 the direct and indirect base compensation paid to our executive officers on an annual basis is Mr. Adnani: $440,000; Mr. Obara: CA$180,000; and Mr. Melbye: $250,000. The base compensation paid to our executive officers is more particularly described below under “Executive Services Agreements”.

Short-Term Incentive Awards

The short-term incentive plan (the “STIP”) is a variable component of compensation and has the objective of motivating the executive officers to achieve corporate objectives over a one-year period and to provide a means to reward the achievement of corporate milestones and fulfillment of the annual business plan.  Each of the executive officers has a target STIP set as a percentage of their base compensation.  The STIP has a maximum payout opportunity, which is 200% of each executive officer’s base compensation.

In Fiscal 2020, the Compensation Committee did not award any short-term incentive compensation due to both the challenging uranium market conditions and the COVID-19 pandemic.  As a result, and together with reductions to base compensation effective from May 1, 2016 through to May 31, 2021, the total cash component of our executive officers’ compensation was positioned below the 25th percentile of market data.

In Fiscal 2021, the Compensation Committee considered its review of each executive officer’s performance, the growth of the Company’s business in Fiscal 2021 and the Company’s strong stock performance. Upon this review, the Compensation Committee awarded discretionary cash bonuses to align, generally, with the median of the Peer Group. The Compensation Committee relied on the Peer Group compensation data to guide its decision.  Each of the executive officers was awarded a bonus ranging from 20% to 70% of their base compensation.  The bonuses paid to our executive officers are more particularly described below in the “Summary Compensation Table”.

Long-Term Incentive (Equity)

The Company’s long-term incentive program (the “LTIP”) provides for, among other awards, the granting of stock options, performance stock options (“PSOs”), RSUs and PRSUs to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to shareholder value creation. In awarding long-term incentives, the Company compares its long-term incentive program to the Peer Group and evaluates such factors as the number of shares available for awards under the Company’s Stock Incentive Plan and the number of awards outstanding relative to the number of shares outstanding.

Each long-term incentive grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of equity awards. The Compensation Committee administers the granting of equity awards in accordance with our Stock Incentive Plan.

In Fiscal 2019, the Compensation Committee considered the advice of GGA and the recommendations issued by leading independent proxy advisors and determined that it would implement a performance based long-term incentive award structure to more closely align pay with future performance.

In Fiscal 2019, performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs vest over 36 months but will not settle until the end of the 36-month period and are contingent on the level of performance achieved. The PRSUs are measured based on the Company’s total stockholder return relative to the Global X Uranium ETF (“relative TSR”). The PRSUs are evaluated using relative TSR over three annual periods and one 36-month period. Each of the four measurement periods is weighted 25%. The number of PRSUs that may vest at the end of each annual period and at the end of the 36-month period is contingent on the level of performance achieved over each measurement period and ranges from 0% to 200% of the PRSU target number of weighted units. The following table summarizes the PRSU vesting schedule.

Measurement Period	Weight	Performance Criteria	Company TSR vs. ETF TSR	Weighted Performance Multiplier
Year 1	25%	Annual Relative Total	Greater than -500 bps	0%
		Stockholder Return against	-500 bps	12.5%
		Global X Uranium ETF	0 bps	25%
			+500 bps	50%
Year 2	25%	Annual Relative Total	Greater than -500 bps	0%
		Stockholder Return against	-500 bps	12.5%
		Global X Uranium ETF	0 bps	25%
			+500 bps	50%
Year 3	25%	Annual Relative Total Stockholder Return against Global X Uranium ETF	Greater than -500 bps	0%
			-500 bps	12.5%
			0 bps	25%
			+500 bps	50%
Year 1 to Year 3	25%	Three Year Relative Total	Greater than -500 bps	0%
		Stockholder Return against	-500 bps	12.5%
		Global X Uranium ETF	0 bps	25%
			+500 bps	50%

In Fiscal 2020, performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PSOs. The PSOs vest over 36 months. The PSOs had a premium exercise price at the time of grant set at 21% above the fair market value of the Company’s stock price at the time of grant. The PSOs will only have value if the Company’s future stock price is accretive beyond the exercise price of the PSO awards.

In Fiscal 2021 performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs are measured based on the Company’s three year total stockholder return relative to the Global X Uranium ETF. The PRSUs cliff vest and settle based on the achievement of the performance criteria at the end of 36 months. The number of PRSUs that may vest at the end of 36 months is contingent on the level of performance achieved and ranges from 0% to 200% of the PRSU target number of units. Regardless of the relative TSR performance of the Company versus the Global X Uranium ETF TSR, if the Company’s absolute share price is negative between the grant date and the 36th month share price, the maximum number of PRSUs that can vest is capped at 100%.

The following table summarizes the PRSU vesting schedule.

Measurement Period	Performance Criteria	Company TSR vs. ETF TSR	Performance Multiplier if Absolute Company TSR is Positive over the Measurement Period	Performance Multiplier if Absolute Company TSR is Negative over the Measurement Period
Grant date to end	Three Year Relative Total	Greater than -2,500 bps	0%	0%
of 36-month	Stockholder Return against	-2,500 bps	50%	50%
period	Global X Uranium ETF	0 bps	100%	100%
		2,500 bps	200%	100%

In Fiscal 2021, long-term equity incentive plan awards were awarded to the executive officers in the form of RSUs, which vest over 36 months.

In Fiscal 2021, the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Peer Group and determined that RSUs and PRSUs were the most appropriate form of long-term equity incentive to grant in Fiscal 2021 due to market practice. The long-term equity incentive plan awards awarded to our executive officers in Fiscal 2021 are more particularly described below in the “Grants of Plan Based Awards” table.

The following table summarizes the pay mix for our executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2021:

	Base	Cash	Stock	At-Risk
	Compensation	Bonus	Awards (1)	Pay
Name and Principal Position	Cash	(STIP)	(LTIP)	( LTIP)
Amir Adnani	27%	18%	55%	55%
President and Chief Executive Officer

Pat Obara	32%	11%	57%	57%
Secretary, Treasurer and Chief Financial Officer

Scott Melbye	45%	9%	46%	46%
Executive Vice President

Note:

(1)	These amounts represent RSUs and PRSUs.

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

In Fiscal 2021 the following milestones were attained by the Company:

●	we completed a public offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000,000;

●	we commenced wellfield development and resource delineation drilling at the initial production area of our Burke Hollow ISR Project located in South Texas;

●

we established the Physical Uranium Portfolio, under which, as of the date of this Annual Report, we had entered into agreements to purchase 4.1 million pounds of uranium concentrates at a volume weighted average price of $32.12 per pound and received 1.2 million pounds, which are held at the ConverDyn facility located in Metropolis, Illinois. The 1.2 million pounds of uranium inventories have a market value of approximately $56.7 million as of the date of this Annual Report;

●

we completed two registered direct offerings with certain institutional investors and issued 13,636,364 shares of our common stock at an average price of $3.12 per share, for total gross proceeds of $42,500,000;

●

as of July 31, 2021, we had $117.2 million in cash, equity and physical holdings comprised of: (i) $44.3 million in cash; (ii) uranium inventory holdings of $29.0 million; and (iii) 15 million shares of URC with a market value of $43.9 million; and

●	the Company’s shares were included on the Russell 2000 and Russell 3000 indexes.

Executive Compensation

Amir Adnani, President and Chief Executive Officer

During Fiscal 2021, Amir Adnani, through an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control, was retained to provide certain services to the Company, and his direct and indirect compensation as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise to the Company.

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

Pat Obara, Secretary, Treasurer and Chief Financial Officer

We appointed Pat Obara as our Secretary, Treasurer and Chief Financial Officer of the Company effective on October 29, 2015. Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara is retained according to a consulting services agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Obara is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Obara’s expertise to the Company.

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

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure that our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

●	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
●	retained an independent compensation advisor, GGA, to provide advice on the structure and levels of compensation for our executive officers and directors;
●	our short-term incentive plan has a cap on the total amount of payment any position may receive equivalent to 200% of an executive’s base compensation;
●	the use of performance based long-term incentive compensation to encourage a focus on long-term corporate performance;
●	disclosure of executive compensation to stakeholders;
●	established a clawback policy applicable to all cash and equity incentive compensation; and
●	adoption of say-on-pay.

Clawback Policy

We adopted a Clawback Policy as an additional safeguard to mitigate compensation risks (the “Clawback Policy”). The Clawback Policy applies to all cash and equity incentive compensation and provides that the Board of Directors may seek reimbursement for compensation awarded to an executive in situations where: (i) payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of the Company’s financial statements filed with any securities regulatory authority; (ii) the executive engaged in gross negligence, intentional misconduct or fraud that caused, or partially caused, the need for a restatement; or (iii) the incentive compensation would have been lower had the financial results been properly reported. Our Clawback Policy is available on the Company’s website at www.uraniumenergy.com.

Anti-Hedging and Anti-Pledging Policy

We adopted an Anti-Hedging and Anti-Pledging Policy (the “Anti-Hedging and Anti-Pledging Policy”). The Anti-Hedging and Anti-Pledging Policy provides that, unless otherwise previously approved by our Corporate Governance and Nominating Committee, no director, officer or employee of the Company or its subsidiaries or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with the Company, may, at any time: (i) purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of the Company’s debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company; or (ii) purchase Company securities on a margin or otherwise pledge Company securities as collateral for a loan. Any violation of our Anti-Hedging and Anti-Pledging Policy will be regarded as a serious offence. Our Anti-Hedging and Anti-Pledging Policy is available on the Company’s website at www.uraniumenergy.com.

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

As of the date of this Annual Report, Mr. Adnani’s ownership exceeds 28 times his current base compensation.

Among our executive officers, ownership exceeds, on average, nine times their current base compensation. Our Stock Ownership Guidelines are available on the Company’s website at www.uraniumenergy.com.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2021 annual meeting of stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 96% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2021 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2021, there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by our independent directors, Vincent Della Volpe, David Kong and Gloria Ballesta, who comprise our Compensation Committee:

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended July 31, 2021, 2020 and 2019 (each a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)		Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani	2021	$440,000	$300,000	$895,553	(4)	$-	$-	$-	$-	$1,635,553
President and Chief Executive Officer	2020	341,496	-	728,000	(5)	419,169	-	-	-	1,488,665
	2019	396,576	450,000	627,630		290,455	-	-	-	1,764,661

Pat Obara (8)	2021	141,309	50,000	255,292	(4)	-	-	-	-	446,601
Secretary, Treasurer	2020	87,767	-	228,766	(6)	160,175	-	-	-	476,708
and Chief Financial Officer	2019	95,354	66,000	231,515		105,620	-	-	-	498,489

Scott Melbye	2021	250,000	50,000	255,292	(4)	-	-	-	-	555,292
Executive Vice President	2020	176,669	-	185,434	(7)	149,859	-	-	-	511,962
	2019	185,009	60,000	140,180		66,013	-	-	-	451,202

Notes:

(1)

These amounts represent fees paid by us to the Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below. For Fiscal 2021, these amounts include the following restitution payments: to Mr. Adnani: $71,507; to Mr. Obara: CA$25,112; and to Mr. Melbye: $27,944.

(2)

For Fiscal 2021, these amounts represent the aggregate grant date fair value of RSUs and PRSUs. For Fiscal 2020, these amounts represent the aggregate grant date fair value of RSUs and, for Messrs. Obara and Melbye, the fair value of shares at the date of issuance. For Fiscal 2019, these amounts represent the aggregate grant date fair value of RSUs and PRSUs, and for Messrs. Obara and Melbye, the fair value of shares at the date of issuance. For Fiscal 2021, the grant date fair value of each RSU is $2.15 per share based on the most recent closing price of our common stock as of the grant date of July 21, 2021, and the grant date fair value of each PRSU is $2.48 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 21, 2021: expected risk free interest rate: 0.39%; expected volatility: 78.03%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 66.02%. For Fiscal 2020, the grant date fair value of each RSU is $0.91 per share based on the most recent closing price of our common stock as of the grant date of July 16, 2020. For Fiscal 2019, the grant date fair value of each RSU is $0.9421 per share based on the most recent closing price of our common stock as of the grant date of July 30, 2019, and the grant date fair value of each PRSU is $1.15 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 30, 2019: expected risk free interest rate: 1.99% to 2.20%; expected volatility: 56.74% to 61.75%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 57.10%.

(3)

For Fiscal 2020, these amounts represent the aggregate grant date fair value of stock options and PSOs which was estimated using the Black-Scholes option pricing model.  The following assumptions were used to value the stock options granted on July 16, 2020: exercise price: $0.91; expected risk free interest rate: 0.280%; expected annual volatility: 60.004%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $0.456. The following assumptions were used to value the PSOs granted on July 16, 2020: exercise price: $1.10; expected risk free interest rate: 0.280%; expected annual volatility: 60.004%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $0.413. For Fiscal 2019, these amounts represent the aggregate grant date fair value of stock options which was estimated using the Black-Scholes option pricing model.

(4)	This amount represents the aggregate grant date fair value of RSUs and PRSUs granted on July 21, 2021.
(5)	This amount represents the grant date fair value of the RSUs granted to Mr. Adnani on July 16, 2020.
(6)	These amounts include: (i) $14,916 for stock awards issued in lieu of cash compensation in order to reduce cash outlays; and (ii) $213,850 for RSUs granted to Mr. Obara on July 16, 2020.
(7)	These amounts include: (i) $30,734 for stock awards issued in lieu of cash compensation in order to reduce cash outlays; and (ii) $154,700 for RSUs granted to Mr. Melbye on July 16, 2020.
(8)

The Company pays Mr. Obara in Canadian currency. For the purpose of reporting the base compensation paid to Mr. Obara, the compensation was converted from Canadian currency to U.S. currency at the Bank of Canada rate for the years ended July 31st.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2021, as follows:

	Award	Grant	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Name	Type (1)	Date	Threshold	Target	Maximum	Units	Options	Awards	Awards
Amir Adnani	RSU	July 21, 2021	N/A	N/A	N/A	235,465	N/A	N/A	$506,250	(2)
President and Chief Executive Officer	PRSU	July 21, 2021	78,489	156,977	313,954	-	N/A	N/A	389,303	(3)
Pat Obara	RSU	July 21, 2021	N/A	N/A	N/A	67,123	N/A	N/A	144,314	(2)
Secretary, Treasurer and Chief Financial Officer	PRSU	July 21, 2021	22,375	44,749	89,498	-	N/A	N/A	110,978	(3)
Scott Melbye	RSU	July 21, 2021	N/A	N/A	N/A	67,123	N/A	N/A	144,314	(2)
Executive Vice President	PRSU	July 21, 2021	22,375	44,749	89,498	-	N/A	N/A	110,978	(3)

Notes:

(1)	RSU – refers to restricted stock units granted under our Stock Incentive Plan.
PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.
(2)	The grant date fair value of each RSU is $2.15 per share based on the most recent closing price of our common stock as of the grant date of July 21, 2021.
(3)

The grant date fair value of each PRSU is $2.48 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted: expected risk free interest rate: 0.39%; expected volatility: 78.03%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 66.02%.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2021, relating to equity awards that have been granted to the Named Executive Officers:

			Option Awards				Stock Awards
Name	Award Type (1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($) (5)
Amir Adnani	Option	August 22, 2017	165,000	-	1.28	August 22, 2022	-	-	-	-
	Option	July 25, 2018	400,000	-	1.53	July 25, 2023	-	-	-	-
	Option	July 30, 2019	550,000	-	0.9421	July 30, 2029	-	-	-	-
	Option	July 16, 2020	75,000	75,000	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	283,333	566,667	1.10	July 16, 2030	-	-	-	-
	RSU	July 30, 2019	-	-	-		100,000	217,000	-	-
	RSU	July 16, 2020	-	-	-		266,666	578,665	-	-
	RSU	July 21, 2021	-	-	-		235,465	510,959	-	-
	PRSU	July 30, 2019	-	-	-		-	-	150,000	172,500
	PRSU	July 21, 2021	-	-	-		-	-	156,977	389,303

Pat Obara	Option	August 22, 2017	80,000	-	1.28	August 22, 2022	-	-	-	-
	Option	July 25, 2018	100,000	-	1.53	July 25, 2023	-	-	-	-
	Option	July 30, 2019	200,000	-	0.9421	July 30, 2029	-	-	-	-
	Option	July 16, 2020	62,500	62,500	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	83,333	166,667	1.10	July 16, 2030	-	-	-	-
	RSU	July 30, 2019	-	-	-		33,333	72,333	-	-
	RSU	July 16, 2020	-	-	-		78,332	169,980	-	-
	RSU	July 21, 2021	-	-	-		67,123	145,657	-	-
	PRSU	July 30, 2019	-	-	-		-	-	50,000	57,500
	PRSU	July 21, 2021	-	-	-		-	-	44,749	110,978

Scott Melbye	Option	August 22, 2017	65,000	-	1.28	August 22, 2022	-	-	-	-
	Option	July 25, 2018	75,000	-	1.53	July 25, 2023	-	-	-	-
	Option	July 30, 2019	125,000	-	0.9421	July 30, 2029	-	-	-	-
	Option	July 16, 2020	62,500	62,500	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	75,000	150,000	1.10	July 16, 2030	-	-	-	-
	RSU	July 30, 2019	-	-	-		15,000	32,550	-	-
	RSU	July 16, 2020	-	-	-		56,666	122,965	-	-
	RSU	July 21, 2021	-	-	-		67,123	145,657	-	-
	PRSU	July 30, 2019	-	-	-		-	-	22,500	25,875
	PRSU	July 21, 2021	-	-	-		-	-	44,749	110,978

Notes:

(1)	Option – refers to stock options granted under our Stock Incentive Plan.
PSO – refers to performance stock options granted under our Stock Incentive Plan.

RSU – refers to restricted stock units granted under our Stock Incentive Plan.
PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.
(2)

RSUs granted on July 30, 2019 vest in substantially equal installments on each of July 30, 2020, 2021 and 2022. RSUs granted on July 16, 2020 vest one-half on July 16, 2021 and one-half in substantially equal installments on each of July 16, 2021, 2022 and 2023. RSUs granted on July 21, 2021 vest in substantially equal installments on each of July 21, 2022, 2023 and 2024.

(3)	The value shown is based on the closing price of our common stock of $2.17 per share on July 30, 2021, the last business day of the fiscal year.
(4)

Represents unearned shares under target PRSUs granted on July 30, 2019 and on July 21, 2021. The PRSUs granted on July 30, 2019 accrue one-quarter on each of July 30, 2020, 2021 and 2022 depending on a one-year relative TSR performance and one-quarter on July 30, 2022 depending on a three-year relative TSR performance. 312,501 PRSUs and their underlying shares were earned as of July 31, 2021: that being 210,675 PRSUs for Amir Adnani; 70,225 PRSUs for Pat Obara; and 31,601 PRSUs for Scott Melbye. The vested PRSUs accrue annually and settle after 36 months. The PRSUs granted on July 21, 2021 cliff vest on July 21, 2024 depending on a three-year relative TSR performance.

(5)

The grant date fair value of each PRSU granted on July 30, 2019 is $1.15 per unit, which incorporates the potential to vest, depending on performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 30, 2019: expected risk free interest rate: 1.99% to 2.20%; expected volatility: 56.74% to 61.75%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 57.10%. The grant date fair value of each PRSU granted on July 21, 2021 is $2.48 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 21, 2021: expected risk free interest rate: 0.39%; expected volatility: 78.03%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 66.02%.

Option Exercises and Stock Vested

The following table sets forth the value realized on stock options exercised and stock awards vested for the Named Executive Officers for Fiscal 2021:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting (*) ($)
Amir Adnani, President and Chief Executive Officer	179,220	414,000	633,334	1,294,335
Pat Obara, Secretary, Treasurer and Chief Financial Officer	52,571	121,440	190,002	388,804
Scott Melbye, Executive Vice President	204,444	353,400	128,334	261,485

Note:

(*)	These amounts represent the number of RSUs vested multiplied by the closing price of our common stock on each of the vesting dates and is calculated before payment of any applicable withholding taxes.

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

Director Compensation

Our directors receive an annual retainer consisting of cash and equity compensation for their annual service. The value and form of equity awards granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to directors of other companies in the industry. In Fiscal 2021 stock options were awarded to the directors. The stock options vest over 24 months. RSUs and a cash bonus were awarded to Mr. Abraham, the Chairman of the Company. The RSUs vest over 36 months. Restricted stock awards were granted as a bonus to Messrs. Kong, Mani and Della Volpe and Ms. Ballesta, the independent directors of the Company.

The following table sets forth information relating to compensation paid to our directors for Fiscal 2021:

Name (1)	Fees Earned Or Paid In Cash (2)	Stock Awards		Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Spencer Abraham	$150,000	$81,498	(4)	$81,500	$-	$-	$15,000	(5)	$327,998
David Kong	23,552	50,000	(6)	56,439	-	-	-		129,991
Vincent Della Volpe	30,000	30,000	(6)	57,506	-	-	-		117,506
Ganpat Mani	25,000	25,000	(6)	55,004	-	-	-		105,004
Gloria Ballesta	23,552	30,000	(6)	63,934	-	-	-		117,486

Notes:

(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)	These amounts include the following restitution payments: to Mr. Abraham: $19,375; to Mr. Kong: CA$6,938; to Mr. Mani: $6,300; to Ms. Ballesta: CA$10,050; and to Mr. Della Volpe: $10,050.
(3)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on July 21, 2021: exercise price: $2.15; expected risk free interest rate: 0.70%; expected annual volatility: 72.57%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $1.27.

(4)

This amount represents the grant date fair value of RSUs granted to Mr. Abraham on July 21, 2021. RSUs granted on July 21, 2021 vest in substantially equal installments on each of July 21, 2022, 2023 and 2024.

(5)	This amount represents a discretionary bonus paid in the fiscal year.
(6)	These amounts include stock awards granted as a bonus on July 21, 2021.

As at July 31, 2021, our directors held stock options to acquire an aggregate of 3,337,488 shares of our common stock as follows: Spencer Abraham: 239,158 stock options; Amir Adnani: 2,115,000 stock options including PSOs; David Kong: 209,430 stock options; Vincent Della Volpe: 245,270 stock options; Ganpat Mani: 243,300 stock options; and Gloria Ballesta: 285,330 stock options.

Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017, and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company and, prior to May 31, 2021, was to be compensated at a rate of $10,833 per month, paid in monthly installments, and $20,000 per year, paid in quarterly installments, for his services as a director of the Company. Effective from May 1, 2016, and again effective on April 1, 2020, the fees payable to Mr. Abraham were reduced on a non-accrued basis. Effective on October 1, 2020 and again effective on May 31, 2021: (i) the monthly fee payable to Mr. Abraham was reinstated to the level in effect prior to April 1, 2020 and May 1, 2016, respectively; and (ii) the annual fee payable to Mr. Abraham was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 the annual fee payable to Mr. Abraham was increased to $30,000. The compensation paid to Mr. Abraham is more particularly described below under “Director Services Agreement”.

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

In Fiscal 2021 David Kong, Vincent Della Volpe, Ganpat Mani and Gloria Ballesta served as independent directors of the Company. Mr. Kong serves as the Company’s lead independent director and as Chairman of the Company’s Audit Committee. Mr. Della Volpe serves as Chairman of each of the Company’s Compensation Committee and Corporate Governance and Nominating Committee.

The Company’s independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees, which prior to May 31, 2021 were as follows: David Kong: CA$25,000 per year; Vincent Della Volpe: $20,000 per year; Ganpat Mani: $20,000 per year; and Gloria Ballesta: CA$20,000 per year.

Effective from May 1, 2016, the retainer fees paid to our independent directors were reduced on a non-accrued basis as follows: David Kong: CA$22,500 per year; Vincent Della Volpe: $18,000 per year; Ganpat Mani: $18,000 per year; and Gloria Ballesta: CA$18,000 per year; of which a portion of fees were paid in shares of common stock of our Company.

Effective from April 1, 2020, due to the COVID-19 pandemic, the retainer fees paid to our independent directors were reduced on a non-accrued basis as follows: David Kong: CA$14,625 per year; Vincent Della Volpe: $11,700 per year; Ganpat Mani: $11,700 per year; and Gloria Ballesta: CA$11,700 per year. Effective on October 1, 2020 and again effective on May 31, 2021, the annual retainer fees paid to our independent directors were reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively.

Effective from May 31, 2021, the annual retainer fees paid to our independent directors were increased as follows: David Kong: CA$30,000 per year; Vincent Della Volpe: $30,000 per year; Ganpat Mani: $25,000 per year; and Gloria Ballesta: CA$30,000 per year.

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairmanship fees or meeting attendance fees.

In addition to such retainers, our directors may, from time to time, receive bonus payments or equity compensation, which is granted on a discretionary basis. The amount of any bonus payments or the value and form of equity compensation granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to directors of other companies in the industry.

Standard retainer amounts paid to directors, as well as any bonus payments and equity compensation, are determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2021, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our CEO) was $64,190; and
●	the annual total compensation of our CEO, as reported in the Summary Compensation Table included above, was $1,635,553.

Based on this information, for Fiscal 2021 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 25 to 1.

We believe our CEO Pay Ratio for Fiscal 2021 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short and long-term corporate performance. The ratio of our CEO’s base compensation to the base compensation of our median employee was approximately 25 to 1 because our compensation philosophy aims to position the fixed portion of our CEO’s compensation near the 50th percentile of his position per the review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards him a mix of compensation with a higher variable component (i.e., annual bonus, PSOs, RSUs and PRSUs) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase shareholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2021 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;

●

we determined that, as of July 31, 2021, our employee population consisted of approximately 47 individuals working for us and our consolidated subsidiaries, with approximately 52% of these individuals located in the United States, 22% in Canada and 26% in Paraguay. This population consisted of our full-time employees. We do not have part-time, temporary and seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2021 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2021. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2021;
●	no adjustments were made for cost-of-living differences;
●	an average exchange rate for the U.S. dollar for Fiscal 2021 was applied to compensation reported in a foreign currency; and
●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $64,190. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our “Summary Compensation Table” included above.

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

Pursuant to the terms and provisions of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (ii) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis, from its original and stated amount to $30,600, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis from its original and stated amount to $16,830. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Adnani Corp. was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 the monthly fee payable to Adnani Corp. was increased to $36,666.

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

Pursuant to the terms and provisions of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee of $20,833. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis, from its original and stated amount to $18,750. Effective from June 1, 2016, a portion of monthly fees were paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis from its original and stated amount to $12,187.50. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Mr. Melbye was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively.

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

Pursuant to the terms and provisions of the Obara Agreement: (i) Mr. Obara provides various services to the Company which are in addition to his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer; and (ii) we shall pay to Mr. Obara a monthly fee of CA$13,750. In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016, the monthly fee payable to Mr. Obara was reduced on a non-accrued basis, from its original and stated amount to CA$12,375, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Obara was reduced on a non-accrued basis from its original and stated amount to CA$8,043.75. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Mr. Obara was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 the monthly fee payable to Mr. Obara was increased to CA$15,000.

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

Obara Ltd. was dissolved in Fiscal 2016 and, as a result the Obara Agreement was terminated. However, the Company’s and Mr. Obara’s ongoing obligations remain as contemplated and as set forth in the Obara Agreement.

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

In consultation with the Compensation Committee and Board of Directors, effective from May 1, 2016: (i) the monthly fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $9,750, of which a portion was paid in shares of common stock in lieu of cash; and (ii) the annual fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $18,000, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time. Effective from April 1, 2020, due to the COVID-19 pandemic: (i) the monthly fee payable to Mr. Abraham was reduced on a non-accrued basis from its original and stated amount to $6,337.50; and (ii) the annual fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $11,700. Effective on October 1, 2020 and again effective on May 31, 2021: (i) the monthly fee payable to Mr. Abraham was reinstated to the level in effect prior to April 1, 2020 and May 1, 2016, respectively; and (ii) the annual fee payable to Mr. Abraham was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 the annual fee payable to Mr. Abraham was increased to $30,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of October 26, 2021, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and
●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 258,986,829 shares of common stock outstanding as of October 26, 2021.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following October 26, 2021, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Executive Officers:

Amir Adnani 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	4,783,410 (2)	1.8%

Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	452,749 (3)	*

David Kong 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	263,640 (4)	*

Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	453,206 (5)	*

Ganpat Mani 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	360,669 (6)	*

Gloria Ballesta 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	268,185 (7)	*

Pat Obara 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	1,099,716 (8)	*

Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	1,033,976 (9)	*

All directors and executive officers as a group (8 persons)	8,715,551 (10)	3.3%

Major Shareholder:
BlackRock, Inc. 55 East 52nd Street New York, NY, U.S.A., 10055	13,359,092 (11)	5.2%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security.  Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date hereof.  As of October 26, 2021, there were 258,986,829 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 3,096,402 shares of common stock, (ii) 3,000 shares of common stock held of record by Mr. Adnani’s wife, (iii) stock options to purchase 1,473,333 shares of our common stock, which have vested or will vest within 60 days of the date hereof, and (iv) PSRUs to receive 210,675 shares of our common stock on settlement, which have vested.

(3)	This figure represents (i) 444,729 shares of common stock and (ii) stock options to purchase 8,020 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(4)	This figure represents (i) 130,586 shares of common stock and (ii) stock options to purchase 133,054 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(5)	This figure represents (i) 285,047 shares of common stock and (ii) stock options to purchase 168,159 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(6)	This figure represents (i) 192,756 shares of common stock and (ii) stock options to purchase 167,913 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(7)	This figure represents (i) 74,394 shares of common stock and (ii) stock options to purchase 193,791 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(8)

This figure represents (i) 503,658 shares of common stock, (ii) stock options to purchase 525,833 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) PRSUs to receive 70,225 shares of our common stock on settlement, which have vested.

(9)

This figure represents (i) 599,875 shares of common stock, (ii) stock options to purchase 402,500 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) PRSUs to receive 31,601 shares of our common stock on settlement, which have vested.

(10)

This figure represents (i) 5,330,447 shares of common stock, (ii) stock options to purchase 3,072,603 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) PRSUs to receive 312,501 shares of our common stock on settlement, which have vested.

(11)	This information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on February 1, 2021.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2021, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which a related person had or will have a direct or indirect material interest.

During Fiscal 2021 and Fiscal 2020, we incurred $77,033 and $98,150, respectively, in general and administrative expenses due to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.  Our President and Chief Executive Officer does not sit on any of our Board of Directors’ key committees: Audit Committee, Compensation Committee or Corporate Governance and Nominating Committee. Blender is an award-winning design agency and a leader of investor marketing in North America. Blender works with over 500 private and publicly traded companies on all major stock exchanges including the NYSE, NASDAQ and TSX.

At July 31, 2021, amounts owed to Blender totaled $843 (July 31, 2020: $31,334).  These amounts are unsecured, non-interest bearing and due on demand.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers.  The Charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that David Kong, Vincent Della Volpe, Ganpat Mani and Gloria Ballesta each qualify as independent directors under the listing standards of the NYSE American.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since May 29, 2020 and audited our financial statements for the fiscal years ended July 31, 2021 and 2020.  Ernst & Young LLP served as our independent registered public accounting firm during the fiscal year ended July 31, 2020 and until May 29, 2020. Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2021	Year Ended July 31, 2020
Audit Fees	$270,347	$297,707
Audit Related Fees	-	-
Tax Fees	33,521	52,680
Total	$303,868	$350,387

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, PricewaterhouseCoopers LLP, for Fiscal 2021.

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
10.77

Engagement Agreement, dated as of March 16, 2021, as amended on March 18, 2021, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, Haywood Securities Inc., TD Securities (USA) LLC and Roth Capital Partners, LLC(57)

10.78	Form of Securities Purchase Agreement, dated as of March 17, 2021, by and between Uranium Energy Corp. and the investors in the offering(57)
10.79	Engagement Agreement, dated as of April 5, 2021, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC.(58)
10.80	Form of Securities Purchase Agreement, dated as of April 5, 2021, by and between Uranium Energy Corp. and the investors in the offering.(58)
10.81

At The Market Offering Agreement, dated May 14, 2021 by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, TD Securities (USA) Inc., Haywood Securities (USA) Inc., Roth Capital Partners, LLC, Eight Capital and BMO Capital Markets Corp.(59)

21.1	Subsidiaries of Uranium Energy Corp. *
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF 101.LAB 101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

*	Filed herewith.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.
(55)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2020.
(56)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2020.
(57)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(58)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 8, 2021.
(59)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on May 17, 2021.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

Consolidated Statements of Stockholders’ Equity

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Uranium Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. and its subsidiaries (together, the Company) as of July 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7
T: +1 604 806 7000, F: +1 604 806 7806

"PwC" refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Assessment of impairment indicators of long-lived assets

As described in Note 2 to the consolidated financial statements, the carrying value of long-lived assets (consisting of mineral rights and properties and property, plant and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable (impairment indicators). The carrying amounts of the Company's mineral rights and properties and property, plant and equipment were $63.8 million and $7.4 million, respectively, as of July 31, 2021. Management apply judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, giving rise to the requirement to conduct an impairment test. Events or changes in circumstances that could trigger an impairment test include (i) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices; (ii) significant increase in reclamation costs; iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, and (iv) significant decreases in the market price of the assets.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of long-lived assets is a critical audit matter are that there was significant judgment by management when assessing whether there were indicators of impairment related to the Company's long-lived assets, specifically related to assessing whether there were (i) significant adverse changes in the business climate including significant decreases in uranium prices, or significant adverse changes in legal factors; (ii) significant increases in reclamation costs; (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, and reclamation costs; and (iv) significant decreases in the market price of the assets. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of any event or changes in circumstances that could give rise to the requirement to conduct an impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) evaluating whether there were significant adverse changes in the business climate related to significant decreases in uranium prices by considering external market and industry data; (ii) evaluating whether there were significant adverse changes in legal factors with respect to title matters by reviewing agreements with the assistance of the Company's legal counsel, and obtaining on a sample basis evidence to support the mineral rights; (iii) assessing whether there were significant decreases in the market price of the assets by considering any prolonged declines in the Company's share price; and (iv) evaluating whether there were a significant increase in reclamation costs, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, or other factors that may indicate that the carrying amounts of the long-lived asset may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada
October 27, 2021

We have served as the Company's auditor since 2020.

URANIUM ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	Note(s)	July 31, 2021	July 31, 2020

CURRENT ASSETS
Cash and cash equivalents	6	$44,312,780	$5,147,703
Inventories	3	29,172,480	211,662
Prepaid expenses and deposits		1,434,404	1,111,152
Other current assets		125,698	119,362
TOTAL CURRENT ASSETS		75,045,362	6,589,879

MINERAL RIGHTS AND PROPERTIES	4	63,784,003	63,655,503
PROPERTY, PLANT AND EQUIPMENT	5	7,358,037	7,019,817
RESTRICTED CASH	6	2,037,677	1,839,216
EQUITY-ACCOUNTED INVESTMENT	7	20,729,674	11,515,327
OTHER NON-CURRENT ASSETS		586,332	769,875
TOTAL ASSETS		$169,541,085	$91,389,617

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$2,762,727	$1,858,499
Due to a related party	8	843	31,334
Other current liabilities	12	238,899	147,569
Current portion of other loans payable	10	191,510	-
Current portion of long-term debt	9	10,075,231	-
TOTAL CURRENT LIABILITIES		13,269,210	2,037,402

LONG-TERM DEBT	9	-	19,869,477
OTHER LOANS PAYABLE	10	65,952	307,092
ASSET RETIREMENT OBLIGATIONS	11	3,938,655	3,734,314
OTHER NON-CURRENT LIABILITIES	12	271,132	479,714
DEFERRED TAX LIABILITIES	16	540,992	545,000
TOTAL LIABILITIES		18,085,941	26,972,999

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 236,796,866 shares issued and outstanding (July 31, 2020 - 184,635,870)	13	236,797	184,636
Additional paid-in capital		441,990,650	341,059,972
Share issuance obligation		359,560	103,554
Accumulated deficit		(291,625,110)	(276,811,300)
Accumulated other comprehensive income (loss)		493,247	(120,244)
TOTAL EQUITY		151,455,144	64,416,618
TOTAL LIABILITIES AND EQUITY		$169,541,085	$91,389,617

SUBSEQUENT EVENTS	3,13

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Year Ended July 31,
	Note(s)	2021	2020
COSTS AND EXPENSES
Mineral property expenditures	4	$4,478,807	$4,582,403
General and administrative	8,14	12,639,998	9,441,898
Depreciation, amortization and accretion	4,5,11	393,173	310,222
LOSS FROM OPERATIONS		(17,511,978)	(14,334,523)

OTHER INCOME (EXPENSES)
Interest income		48,294	181,520
Interest expenses and finance costs	9	(2,879,809)	(3,460,970)
Income from equity-accounted investment	7	5,204,004	2,967,583
Gain on loan extinguishment	10	286,376	-
Other income		37,441	27,980
(Loss) gain on disposition of assets		(2,146)	2,343
OTHER INCOME (EXPENSES)		2,694,160	(281,544)
LOSS BEFORE INCOME TAXES		(14,817,818)	(14,616,067)

DEFERRED TAX BENEFIT		4,008	5,551
NET LOSS FOR THE YEAR		(14,813,810)	(14,610,516)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation gain (loss)	7	613,491	(132,705)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		613,491	(132,705)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(14,200,319)	$(14,743,221)

NET LOSS PER SHARE, BASIC AND DILUTED	15	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		210,295,992	183,041,766

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended July 31,
	Note(s)	2021	2020
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(14,813,810)	$(14,610,516)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	14	5,471,578	3,493,218
Depreciation, amortization and accretion	4,5,11	393,173	310,222
Amortization of long-term debt discount	9	1,375,754	1,669,514
Loss (gain) on disposition of assets		2,146	(2,343)
Gain on loan extinguishment	10	(286,376)	-
Income from equity-accounted investment	7	(5,204,004)	(2,967,583)
Deferred tax benefits	16	(4,008)	(5,551)
Changes in operating assets and liabilities
Inventories	3	(28,960,818)	-
Prepaid expenses and deposits		(112,661)	453,949
Other current assets		(6,336)	145,594
Accounts payable and accrued liabilities		699,617	(1,243,838)
Due to a related party	8	(30,491)	(37,346)
Other liabilities		6,787	(76,031)
NET CASH USED IN OPERATING ACTIVITIES		(41,469,449)	(12,870,711)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	13	95,435,522	-
Repayments of long-term debt	9	(10,000,000)	-
Repayments of other loans	10	(144,621)	-
Proceeds from government loans		-	307,092
Cash paid for withholding amounts on RSU shares	14	(833,363)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		84,457,538	307,092

INVESTING ACTIVITIES
Investment in mineral rights and properties		(80,000)	(80,000)
Purchase of property, plant and equipment	5	(147,699)	(83,838)
Purchase of additional interest in equity-accounted investment	7	(3,396,852)	-
Investment in term deposits		(10,000,000)	-
Proceeds from redemption of term deposits		10,000,000	11,831,671
Proceeds from disposition of assets		-	3,127
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(3,624,551)	11,670,960

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		39,363,538	(892,659)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR		6,986,919	7,879,578
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	6	$46,350,457	$6,986,919

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$180,896	$336,047,595	$187,100	$(262,200,784)	$12,461	$74,227,268
Common stock
Issued as anniversary fees for credit facility	1,743,462	1,743	1,398,257	-	-	-	1,400,000
Issued (accrued) upon vesting of RSUs and PRSUs	105,844	106	(153,307)	103,554	-	-	(49,647)
Stock-based compensation
Common stock issued for consulting services	380,933	381	350,696	-	-	-	351,077
Common stock issued under Stock Incentive Plan	1,509,200	1,510	1,308,507	(187,100)	-	-	1,122,917
Amortization of stock-based compensation	-	-	2,085,491	-	-	-	2,085,491
Warrants
Issued for consulting services	-	-	22,733	-	-	-	22,733
Net loss for the year	-	-	-	-	(14,610,516)	-	(14,610,516)
Other comprehensive loss	-	-	-	-	-	(132,705)	(132,705)
Balance, July 31, 2020	184,635,870	184,636	341,059,972	103,554	(276,811,300)	(120,244)	64,416,618
Common stock
Issued under direct offerings, net of issuance costs	26,136,364	26,136	52,515,300	-	-	-	52,541,436
Issued under ATM offerings, net of issuance costs	15,934,606	15,935	35,218,957	-	-	-	35,234,892
Issued as anniversary fees for credit facility	1,249,039	1,249	1,168,751	-	-	-	1,170,000
Issued (accrued) upon vesting of RSUs and PRSUs	536,361	536	(1,255,018)	256,006	-	-	(998,476)
Issued upon exercise of stock options	3,326,255	3,327	1,912,668	-	-	-	1,915,995
Issued upon exercise of warrants	3,692,865	3,693	3,584,598	-	-	-	3,588,291
Stock-based compensation
Common stock issued for consulting services	312,302	312	952,327	-	-	-	952,639
Common stock issued under Stock Incentive Plan	973,204	973	1,593,273	-	-	-	1,594,246
Amortization of stock-based compensation	-	-	3,259,925	-	-	-	3,259,925
Warrants
Issued in connection with September 2020 Offering	-	-	1,518,432	-	-	-	1,518,432
Issued in connection with a direct offering as issuance costs	-	-	461,465	-	-	-	461,465
Net loss for the year	-	-	-	-	(14,813,810)	-	(14,813,810)
Other comprehensive income	-	-	-	-	-	613,491	613,491
Balance, July 31, 2021	236,796,866	$236,797	$441,990,650	$359,560	$(291,625,110)	$493,247	$151,455,144

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

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

As at July 31, 2021, we had working capital of $61.8 million including cash and cash equivalents of $44.3 million and uranium inventory holdings of $29.0 million. Subsequent to July 31, 2021, we received further cash proceeds of $62.7 million under the 2021 ATM Offering (refer to Note 13: Capital Stock).   During the year ended and subsequent to July 31, 2021, we entered into various uranium purchase agreements under our Physical Uranium Portfolio, under which $22.0 million of uranium purchase commitments will become due in the next 12 months from the date that our audited consolidated financial statements are issued (refer to Note 3: Inventories).   In addition, as at July 31, 2021, we had $10.0 million of term debt with a maturity date on January 31, 2022.  We believe our existing cash resources will provide sufficient funds to fulfill our uranium inventory purchase commitments, repay our $10.0 million principal debt amount when it becomes due, and carry out our planned operations for 12 months from the date that our audited consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage as defined by the SEC and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Beginning with our annual report on Form 10-K for the year ending July 31, 2022, we will report our mineral holdings in accordance with the SEC’s Subpart 1300 of Regulation S-K.

Since we commenced extraction of mineralized materials at the Palangana Mine without having established proven or probable reserves, any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the Exploration Stage by establishing proven or probable reserves.  Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange facilities and disposal wells, are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

Companies in the Production Stage as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgement, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.  Significant areas requiring management’s judgement, estimates and assumptions include valuation and measurement of impairment losses on mineral rights and properties, valuation of stock-based compensation and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment.  Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of our Company, including its subsidiaries, is the United States dollar. Our subsidiaries, UEC Resources Ltd., UEC Resources (SK) Ltd. and Cue Resources Ltd., maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A., Metalicos Y No Metalicos S.R.L., and Trier S.A. maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with ASC 830: Foreign Currency Matters, the financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

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

The financial instruments, including cash and cash equivalents, term deposits, restricted cash, accounts payable and accrued liabilities and due to related party amounts, are carried at cost, which approximate their fair values due to the immediate or short-term maturity. Other loans payable and long-term debt are carried at amortized costs which approximate their respective fair values.

Inventories

Inventories are comprised of supplies, work-in-progress and uranium concentrates (“U3O8”) from production and purchased uranium concentrates from the market. Expenditures related to the extraction and processing of uranium concentrates and depreciation and depletion charges of extraction and processing plant and equipment are capitalized as work-in-progress and uranium concentrates from production. Costs of purchased uranium concentrates include purchase price and other direct costs incurred during the purchase process.

Inventories are carried at the lower of cost or net realizable value and are charged to cost of sales using the average costing method.

Equity-Accounted Investments

Investments in an entity in which our ownership is greater than 20% but less than 50%, or where other facts and circumstances indicate that we have the ability to exercise significant influence over the operating and financing policies of an entity, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-Accounted Investments are recorded initially at cost and adjusted subsequently to recognize our share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. We periodically evaluate whether declines in fair values of our equity investments below the carrying value are other-than-temporary, and if so, whether an impairment loss is required.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

Mineral Rights

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves, as defined by the SEC, are established for that project.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

●	Hobson processing facility: 20 years;
●	Mining and logging equipment and vehicles: 5 to 10 years;
●	Computer equipment: 3 years;
●	Furniture and fixtures: 5 years; and
●	Buildings: 20 years.

Impairment of Long-Lived Assets

Long-lived assets including mineral rights and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.  Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test.  Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors including significant decreases in uranium prices; significant increase in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.  Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets.  When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Income Taxes

We account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. We provide a valuation allowance on deferred tax assets unless it is more likely than not that such assets will be realized.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

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

Stock-Based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSU”s) is determined using the share price of the Company at the date of grant. The fair value of performance based restricted stock units (“PRSU”s) is determined using the Monte Carlo simulation model. Stock-based compensation expense related to stock option awards is recognized over the requisite service period on an accelerating basis. Forfeitures are accounted for as they occur.

The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company's performance and related tax impacts.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

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

NOTE 3:         INVENTORIES

During Fiscal 2021, we entered into agreements to purchase 3,700,000 pounds of uranium concentrates under our Physical Uranium Portfolio, of which 1,000,000 pounds of uranium concentrates were received.

As at July 31, 2021, costs of uranium concentrate inventories consisted of the following:

	July 31, 2021	July 31, 2020
Supplies and work-in-progress	$33,781	$33,781
Uranium concentrates from production	177,881	177,881
Purchased uranium inventories	28,960,818	-
	$29,172,480	$211,662

As at July 31, 2021, our uranium inventory purchase commitments over the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	600,000	$18,065,000
Fiscal 2023	1,205,000	39,409,000
Fiscal 2024	495,000	16,913,250
Fiscal 2025	400,000	14,130,000
Fiscal 2026	-	-
Total	2,700,000	$88,517,250

Subsequent to July 31, 2021, we entered into agreements to purchase an additional 400,000 pounds of uranium concentrates with an aggregate purchase price of $14,500,000, of which 200,000 pounds of uranium concentrates with an aggregate purchase price of $6,980,000 were received.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

NOTE 4:         MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at July 31, 2021, we had mineral rights in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at July 31, 2021, annual maintenance payments of approximately $3.4 million were required to maintain these mineral rights.

As at July 31, 2021, the carrying value of these mineral rights and properties was as follows:

	July 31, 2021	July 31, 2020
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	899,854	799,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	60,000	30,000
Reno Creek Project	31,527,870	31,527,870
Diabase Project	546,938	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,711,387	67,581,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	63,781,503	63,651,503

Databases and Land Use Agreements	2,458,808	2,458,808
Accumulated Amortization	(2,456,308)	(2,454,808)
	2,500	4,000
	$63,784,003	$63,655,503

We have not established proven or probable reserves, as defined by the SEC, for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

Mineral property expenditures incurred on our projects were as follows:

	Year Ended July 31,
	2021	2020
Mineral Property Expenditures
Palangana Mine	$889,597	$1,342,927
Goliad Project	237,515	190,278
Burke Hollow Project	1,445,797	1,130,467
Longhorn Project	9,154	17,023
Salvo Project	31,209	28,318
Anderson Project	78,601	71,170
Workman Creek Project	32,700	32,700
Slick Rock Project	52,117	52,521
Reno Creek Project	672,225	596,551
Yuty Project	31,279	65,679
Oviedo Project	371,966	350,211
Alto Paraná Titanium Project	198,969	230,350
Other Mineral Property Expenditures	427,678	474,208
	$4,478,807	$4,582,403

United States Projects

●	Palangana Mine, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Palangana Mine located in Duval County, Texas, approximately 100 miles south of our Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium and generally have an initial five-year term with extension provisions.

During Fiscal 2021 and Fiscal 2020, we continued with reduced operations at the Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our consolidated financial statements.

●	Goliad Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project located in Goliad County, Texas. These agreements are subject to certain fixed royalty interests based on net proceeds from sales or indexed to the sales price of uranium and have an initial five-year term with extension provisions.

●	Burke Hollow Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project located in Bee County, Texas. These agreements are subject to fixed royalty interests based on net proceeds from sales and have an initial five-year term with extension provisions.

●	Longhorn Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Longhorn Project located in Live Oak County, Texas. These agreements are subject to certain royalty interests indexed to the sale price of uranium and have an initial five-year term with extension provisions.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

●	Salvo Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Salvo Project located in Bee County, Texas. These agreements are subject to certain royalty interests indexed to the sales price of uranium and have an initial five-year term with extension provisions.

●	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases at the Anderson Project located in Yavapai County, Arizona.

●	Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $50,000 for 2016 and 2017, and $100,000 thereafter. We have an exclusive right and option to acquire 1.5% of the net smelter royalty for $1,000,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter royalty exercisable by paying the Company the sum of $333,340 at any time until January 21, 2024.

During Fiscal 2021 and Fiscal 2020, advance royalty payments of $100,000 and $100,000, respectively, were capitalized as Mineral Rights and Properties and added to the carrying value of the Workman Creek Project.

●	Los Cuatros Project, Arizona

We hold an undivided 100% interest in a state lease in the Los Cuatros Project located in Maricopa County, Arizona.

●	Slick Rock Project, Colorado

We hold an undivided 100% interest in contiguous mineral lode claims in the Slick Rock Project located in San Miguel County, Colorado. Certain claims of the Slick Rock Project are subject to a 1.0% or 3.0% net smelter royalty, the latter requiring an annual advance royalty payment beginning in November 2017.

During Fiscal 2021 and Fiscal 2020, advance royalty payments of $30,000 and $30,000, respectively, were capitalized as Mineral Rights and Properties and added to the carrying value of the Slick Rock Project.

●	Reno Creek Project, Wyoming

The Reno Creek Project consists of U.S. federal mineral lode claims, state mineral leases, various private mineral leases and certain surface use agreements which grant us the exclusive right to explore, develop and mine for uranium, which is located in Campbell County, Wyoming. The mineral leases and surface use agreements are subject to certain royalty interests with terms ranging from five to 20 years, some of which have extension provisions.

Canadian Project

●	Diabase Project, Canada

We hold a 100% interest in the Diabase Project located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

●	Yuty Project, Paraguay

The Yuty Project is a property under one exploitation concession and is subject to an overriding royalty of $0.21 per pound of uranium produced from the Yuty Project.

●	Oviedo Project, Paraguay

The Oviedo Project is a property under one exploration permit and is subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $166,667 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

●	Alto Paraná Titanium Project, Paraguay

The Alto Paraná Titanium Project is a property under certain titanium mineral concessions located in the departments of Alto Parana and Canindeyú in Paraguay. The Alto Paraná Titanium Project is subject to a 1.5% net smelter returns royalty. We have the right, exercisable to July 2023, to acquire 0.5% of the net smelter royalty at a purchase price of $500,000.

NOTE 5:         PROPERTY, PLANT AND EQUIPMENT

As at July 31, 2021, property, plant and equipment consisted of the following:

	July 31, 2021			July 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(851,075)	$5,791,760	$6,642,835	$(773,933)	$5,868,902
Mining Equipment	2,355,341	(2,313,489)	41,852	2,393,579	(2,342,518)	51,061
Logging Equipment and Vehicles	1,923,983	(1,774,887)	149,096	1,924,969	(1,736,806)	188,163
Computer Equipment	326,056	(283,645)	42,411	550,243	(486,467)	63,776
Furniture and Fixtures	184,941	(172,302)	12,639	170,701	(169,946)	755
Buildings	297,518	(57,322)	240,196	297,518	(42,446)	255,072
Land	1,080,083	-	1,080,083	592,088	-	592,088
	$12,810,757	$(5,452,720)	$7,358,037	$12,571,933	$(5,552,116)	$7,019,817

During Fiscal 2021, we purchased 100 acres of land within our Goliad Project located in Goliad County, Texas, for total consideration of $487,995, of which $380,000 was financed with a promissory note. Refer to Note 10: Other Loans Payable.

NOTE 6:         RESTRICTED CASH

Restricted cash includes cash and cash equivalents as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, for estimated reclamation costs associated with our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Anderson Project. Restricted cash will be released upon completion of reclamation of a mineral property or restructuring of a surety and collateral arrangement.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

As at July 31, 2021, restricted cash consisted of the following:

	July 31, 2021	July 31, 2020
Restricted cash, beginning of period	$1,839,216	$1,821,392
Additional surety bond collateral	198,377	-
Interest received	84	17,824
Restricted cash, end of period	$2,037,677	$1,839,216

Cash, cash equivalents and restricted cash are included in the following accounts as at July 31, 2021:

	July 31, 2021	July 31, 2020
Cash and cash equivalents	$44,312,780	$5,147,703
Restricted cash	2,037,677	1,839,216
Total cash, cash equivalents and restricted cash	$46,350,457	$6,986,919

NOTE 7:         EQUITY-ACCOUNTED INVESTMENT

Uranium Royalty Corp. is a public company listed on the TSX Venture Exchange with the trading symbol URC.V and on NASDAQ with the trading symbol UROY.

During Fiscal 2021, we participated in an equity financing and acquired an additional 1,000,000 common shares of URC at a price of CA$4.10 per share for total consideration of $3,396,852. As at July 31, 2021, we hold 15,000,000 URC shares with an approximate fair value of $43.9 million.

As at July 31, 2021, we owned a 18.1% (July 31, 2020: 19.5%) interest in URC. In addition, two of our officers are members of URC’s board of directors, one of which is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist at July 31, 2021. Should URC's outstanding options and warrants be fully exercised, UEC's ownership interest would decrease from 18.1% to 13.9%.

During Fiscal 2021 and Fiscal 2020, we recorded a gain on ownership interest dilution of $4,471,558 and $3,056,656, respectively, as a result of URC issuing more shares from its equity financings and the exercises of URC’s share purchase warrants.

During Fiscal 2021, we recorded a translation gain of $613,491, whereas during Fiscal 2020, we recorded a translation loss of $132,705, as a result of translating the ending balance of the equity-accounted investment denominated in Canadian Dollars to U.S. Dollars using the period end exchange rates, which was included in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss.

During Fiscal 2021 and Fiscal 2020, the changes in carrying value of our equity-accounted investment are summarized as follows:

Balance, July 31, 2019	$8,680,449
Loss from equity-accounted investment	(89,073)
Gain on ownership interest dilution	3,056,656
Translation loss	(132,705)
Balance, July 31, 2020	11,515,327
Addition	3,396,852
Income from equity-accounted investment	732,446
Gain on ownership interest dilution	4,471,558
Translation gain	613,491
Balance, July 31, 2021	$20,729,674

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

NOTE 8:         DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During Fiscal 2021 and Fiscal 2020, we incurred $77,033 and $98,150, respectively, in general and administrative expenses due to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.

As at July 31, 2021, amounts owed to Blender totaled $843 (July 31, 2020: $31,334). These amounts are unsecured, non-interest bearing and due on demand.

NOTE 9:          LONG-TERM DEBT

As at July 31, 2021, our long-term debt consisted of the following:

	July 31, 2021	July 31, 2020
Principal amount	$10,000,000	$20,000,000
Unamortized discount and accrued fees	75,231	(130,523)
Long-term debt, net of unamortized discount	$10,075,231	$19,869,477
Current portion	10,075,231	-
Long-term debt, net of current portion	$-	$19,869,477

During Fiscal 2021, we made voluntary principal payments totaling $10,000,000 to certain Lenders, which decreased the principal balance outstanding to $10,000,000 under our Credit Facility.

Pursuant to the terms of our Third Amended and Restated Credit Agreement, during Fiscal 2021, we issued an aggregate of 1,249,039 shares with a fair value of $1,170,000, representing 6.5% of the $18,000,000 principal balance outstanding at the time; and during Fiscal 2020, we issued an aggregate of 1,743,462 shares with a fair value of $1,400,000, representing 7% of the $20,000,000 principal balance outstanding at the time; as payments of anniversary fees to the Lenders.

During Fiscal 2021 and Fiscal 2020, the amortization of debt discount and accrued fees totaled $1,375,754 and $1,669,514, respectively, which was recorded as interest expense and included in our Consolidated Statements of Operations and Comprehensive Loss. During Fiscal 2021 and Fiscal 2020, we paid $1,255,556 and $1,626,667, respectively, in cash for interest on our long-term debt.

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

As of July 31, 2021, our working capital ratio, excluding the current portion of the long-term debt, was 23:1, which was in compliance with the debt covenant requirement under our Credit Facility being a working capital ratio, excluding any current portion of the long-term debt, of not less than 1:1. The Credit Facility is secured against all of the Company’s current and after-acquired assets until terminated in accordance with its terms.

NOTE 10:         OTHER LOANS PAYABLE

During Fiscal 2020, our Canadian subsidiary received a loan of $29,842 (CA$40,000) through the Canada Emergency Business Account (“CEBA Loan”) program, which provides financial relief for Canadian small businesses during the COVID-19 pandemic. During Fiscal 2021, we repaid CA$30,000 of the CEBA Loan, 75% of the total CEBA Loan principal before its initial term date on December 31, 2022 and received a CEBA Loan Closure Confirmation for forgiveness of CA$10,000. As a result, we recognized a gain on extinguishment of the CEBA Loan of $7,759 during Fiscal 2021.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

During Fiscal 2020, we applied for a Paycheck Protection Program loan and received the proceeds of $277,250 (the “PPP Loan”). During Fiscal 2021, we received a Notice of Paycheck Protection Program Forgiveness Payment from the Small Business Administration regarding the approval of our application for forgiveness of the PPP Loan of $277,250 and accrued interest. As a result, we recognized a gain on extinguishment of the PPP Loan of $278,617 during Fiscal 2021.

During Fiscal 2021, in connection with the Goliad Land Purchase, we issued a promissory note with a principal amount of $380,000 to a landowner (the “Promissory Note”). The Promissory Note carries an interest rate of 5% per annum with principal and interest payable in 24 monthly installments with a maturity date of November 1, 2022. We may prepay the Promissory Note in any amount at any time before the maturity date without penalty. During Fiscal 2021, we paid $10,831 in cash for interest on the Promissory Note.

As at July 31, 2021, other loans payable consisted of the following:

	July 31, 2021	July 31, 2020
Government loan payable	$-	$307,092
Promissory note payable	257,462	-
	$257,462	$307,092

Current portion
Government loan payable	$-	$-
Promissory note payable	191,510	-
	$191,510	$-
Non-current portion
Government loan payable	$-	$307,092
Promissory note payable	65,952	-
	$65,952	$307,092

NOTE 11:         ASSET RETIREMENT OBLIGATIONS

The Company’s AROs relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility and the Alto Parana Titanium Project pilot plant in Paraguay.

Balance, July 31, 2020	$3,734,314
Accretion	204,341
Balance, July 31, 2021	$3,938,655

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2021			July 31, 2020
Undiscounted amount of estimated cash flows			$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2022	$-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Fiscal 2026	-
Remaining balance	8,221,018
$8,221,018

NOTE 12:         LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 0.7 to 17.8 years as at July 31, 2021. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation. Short-term leases, which have an initial term of 12 months or less, are not recorded on our Consolidated Balance Sheets.

During Fiscal 2021 and Fiscal 2020, total lease expenses include the following components:

	Year Ended July 31,
	2021	2020
Operating Leases	$219,794	$229,706
Short-term Leases	606,859	445,287
Total Lease Expenses	$826,653	$674,993

As at July 31, 2021 and 2020, the weighted average remaining lease term was 17.0 and 15.4 years, and the weighted average discount rate was 4.74% and 4.70%, respectively.

During Fiscal 2021 and Fiscal 2020, cash paid for amounts included in the measurement of operating lease liabilities totaled $252,237 and $176,425, respectively.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2022	$249,405
Fiscal 2023	20,000
Fiscal 2024	20,000
Fiscal 2025	20,000
Fiscal 2026	20,000
Thereafter	280,000
Total lease payments	609,405
Less: imputed interest	(140,884)
Present value of lease liabilities	$468,521

Current portion of lease liabilities	$229,618
Non-current portion of lease liabilities	$238,903

Current lease liabilities are included in Other Current Liabilities, and non-current liabilities are included in Other Non-Current Liabilities in our Consolidated Balance Sheets.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

NOTE 13:         CAPITAL STOCK

Equity Financing

On September 23, 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 for gross proceeds of $15,000,000. Each unit was comprised of one share of our Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share at an exercise price of $1.80 per share, exercisable immediately upon issuance and expiring 24 months from the date of issuance. In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

The shares were valued at the Company’s closing price of $0.96 per share on September 23, 2020. The share purchase warrants were valued at $0.23 per warrant using the Black-Scholes option pricing model with the following assumptions.

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
$14,121,656

During Fiscal 2021, we issued 13,668,906 shares of the Company’s common stock at a weighted average price of $2.19 per share under our 2020 ATM Offering for net cash proceeds of $29,320,949.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

The Agent Warrants were valued at $1.80 per warrant using the Black-Scholes option pricing model with the following assumptions.

Expected Risk Free Interest Rate	0.85%
Expected Annual Volatility	72.17%
Expected Contractual Life in Years	5.00
Expected Annual Dividend Yield	0.00%

During Fiscal 2021, we issued 2,265,700 shares of the Company’s common stock at a weighted average price of $2.78 per share under our 2021 ATM Offering for net cash proceeds of $6,156,690.

Subsequent to July 31, 2021, we issued a further 20,743,878 shares of the Company’s common stock at a weighted average price of $3.09 per share under our 2021 ATM Offering for net cash proceeds of $62,671,103.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at July 31, 2021, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2019	19,443,910	$1.94
Issued	300,000	1.38
Expired	(12,021,929)	1.87
Balance, July 31, 2020	7,721,981	2.03
Issued in connection with September 2020 Offering	6,833,333	1.80
Issued in connection with April 2021 Offering	181,818	4.13
Exercised	(8,240,505)	1.99
Expired	(1,109,304)	1.87
Balance, July 31, 2021	5,387,323	$1.90

During Fiscal 2021 and Fiscal 2020, we received cash proceeds totaling $3,588,291 and $Nil, respectively, from the exercise of share purchase warrants.

A summary of share purchase warrants outstanding and exercisable as at July 31, 2021 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$2.30	271,546	1.02	August 9, 2022
1.64	25,000	1.80	May 21, 2023
1.80	4,908,959	1.15	September 23, 2022
4.13	181,818	4.68	April 5, 2026
$1.90	5,387,323	1.26

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

NOTE 14:         STOCK-BASED COMPENSATION

Stock Options

As at July 31, 2021, we had one stock option plan, the 2021 Stock Incentive Plan (the “2021 Plan”), which superseded and replaced the Company’s 2020 Stock Incentive Plan (collectively the “Stock Incentive Plan”), such that no further shares are issuable under the prior plan.

During Fiscal 2021 and Fiscal 2020, we granted stock options under the Stock Incentive Plan to certain of our directors, officers, employees and consultants to purchase an aggregate of 959,588 and 4,838,900 shares of the Company, respectively, which are subject to a 24 month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of the 12,18 and 24 months after the grant date, 25% of the total stock options become exercisable. In addition, during Fiscal 2020, we granted performance stock options (the “PSO”s) under the Stock Incentive Plan to certain of our directors and officers to purchase an aggregate of 1,325,000 shares of the Company. The PSOs are subject to a three year vesting provision whereby one-third of the total PSOs become exercisable at the end of each of the first, second and third year after the date of grant.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Year Ended July 31,
	2021	2020
Expected Risk Free Interest Rate	0.70%	0.40%
Expected Volatility	72.57%	60.48%
Expected Life in Years	5.0	4.9
Expected Dividend Yield	0%	0%
Weighted-Average Grant Date Fair Value	$1.30	$0.45

A continuity schedule of outstanding stock options as at July 31, 2021, and the changes during the fiscal year periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2019	15,738,350	$1.30
Granted	6,163,900	0.95
Cancelled/Forfeited	(179,344)	1.02
Expired	(6,208,156)	1.39
Balance, July 31, 2020	15,514,750	1.13
Granted	959,588	2.21
Exercised	(4,705,005)	1.09
Expired	(1,365,000)	1.48
Balance, July 31, 2021	10,404,333	$1.21

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

The table below sets forth the number of shares issued and cash received upon exercise of stock options:

	Year Ended July 31,
	2021	2020
Number of Options Exercised on Forfeiture Basis	2,970,878	-
Number of Options Exercised on Cash Basis	1,734,127	-
Total Number of Options Exercised	4,705,005	-

Number of Shares Issued on Cash Exercise	1,734,127	-
Number of Shares Issued on Forfeiture Basis	1,592,128	-
Total Number of Shares Issued Upon Exercise of Options	3,326,255	-

Cash Received from Exercise of Stock Options	$1,915,995	$-
Total Intrinsic Value of Options Exercised	$6,882,464	$-

A continuity schedule of outstanding unvested stock options at July 31, 2021, and the changes during the fiscal year periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant Date Fair Value
Balance, July 31, 2019	3,310,600	$0.59
Granted	6,163,900	0.45
Vested	(2,590,154)	0.60
Cancelled/Forfeited	(86,875)	0.43
Balance, July 31, 2020	6,797,471	0.46
Granted	959,588	1.30
Vested	(3,865,852)	0.47
Balance, July 31, 2021	3,891,207	$0.66

As at July 31, 2021, the aggregate intrinsic value of all outstanding stock options granted was estimated at $10,147,195 (vested: $6,597,753 and unvested: $3,549,442). As at July 31, 2021, the unrecognized compensation cost related to unvested stock options was $1,711,602 expected to be recognized over 1.15 years.

A summary of stock options outstanding and exercisable as at July 31, 2021 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at July 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at July 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	5,342,620	$0.92	8.56	3,289,024	$0.92	8.35
$1.00	to	$1.49	2,500,125	1.17	5.30	1,616,791	1.21	3.30
$1.50	to	$2.80	2,561,588	1.84	4.87	1,607,311	1.61	1.86
			10,404,333	$1.21	6.87	6,513,126	$1.16	5.49

Restricted Stock Units

During Fiscal 2021 and Fiscal 2020, the Company granted RSUs to certain directors and officers of the Company under our Stock Incentive Plan. RSUs granted during Fiscal 2021 have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant. RSUs granted during Fiscal 2020 have a vesting period of three years from the grant date, whereby one-half of the RSUs will vest at the end of the first year, and one-third of the remaining one-half will vest at the end of each of the first, second and third year, respectively, from the date of grant. The fair value of these RSUs were determined using the share prices at the respective grant dates.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

A continuity schedule of outstanding RSUs as at July 31, 2021, and the changes during the fiscal year end periods, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, July 31, 2019	465,000	$0.94
Granted	1,305,000	0.91
Vested	(155,000)	0.94
Balance, July 31, 2020	1,615,000	0.92
Granted	407,617	2.15
Vested	(1,025,005)	0.91
Balance, July 31, 2021	997,612	$1.42

A summary of outstanding unvested RSUs as at July 31, 2021 is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	154,999	$0.94	1.00	$336,348
July 16, 2020	434,996	0.91	1.96	943,941
July 21, 2021	407,617	2.15	2.98	884,529
	997,612	$1.42	2.22	$2,164,818

During Fiscal 2021 and Fiscal 2020, stock-based compensation relating to the RSUs totaled $1,059,505 and $310,127, respectively. During Fiscal 2021 and Fiscal 2020, a total of 1,025,005 and 155,000 RSUs vested, respectively, resulting in 536,361 and 105,844 net RSU shares being issued with 488,644 and 49,156 RSUs being forfeited, respectively as payments of tax withholding amounts. As at July 31, 2021, unrecognized compensation costs related to unvested RSUs totaled $1,132,372, which is expected to be recognized over a period of approximately 1.85 years.

Performance Based Restricted Stock Units

During Fiscal 2021, the Company granted 246,475 target PRSUs (the “Target PRSUs”) and allocated up to the same amount of respective PRSUs (the “Additional PRSUs”, and together with the Target PRSUs, the “PRSUs”) respectively, to the Company’s executive officers under our Stock Incentive Plan. These PRSUs vest based on certain performance goals measured on the Company’s share price relative to the Global X Uranium ETF share price over a three-year period (the “Performance Period”). The PRSUs vest based on relative Total Shareholder Return’s (“TSR”) (stock price appreciation) over the measurement period from the grant date of the PRSUs (the “Measurement Period”). No PRSUs were granted in Fiscal 2020.

These PRSUs have a market condition considered in the determination of the fair value such that the ultimate number of PRSUs that vest will be determined by the Company’s share performance relative to the Global X Uranium ETF share price from the grant date over the Performance Period. Depending on the TSR performance, the percentage eligible to vest at the end of the respective Measurement Period would range from 0% to 200% of the Target PRSUs for that Measurement Period. The vested PRSUs will accrue annually and will not settle until the end of the Performance Period. Each vested PRSU converts into one common share of the Company at the end of the Performance Period with no cash settlement alternatives. The PRSUs carry neither rights to dividends nor voting rights. The Company accounts for the PRSUs as an equity-settled plan.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

The fair values of the Target PRSUs granted in Fiscal 2021 were valued using the Monte Carlo simulation model at the date of grant with the following principal assumptions:

Expected Risk Free Interest Rate	0.39%
Expected Volatility	78.03%
Expected Dividend Yield	0%
Expected Life in Years	3
Correlation	66.02%
Grant Price	$2.15
Grant Date Fair Value	$2.48

During Fiscal 2021 and Fiscal 2020, an aggregate of 222,500 and 90,001 PRSUs vested, respectively, based on UEC’s share performance then relative to the Global X Uranium ETF, which were accrued and recorded as share issuance obligations on our consolidated balance sheets.

A continuity schedule of unvested PRSUs comprised of Target PRSUs and Additional PRSUs as at July 31, 2021, and the changes during the fiscal year end periods, is as follows:

	Number of Unvested PRSUs	Weighted Average Grant Date Fair Value
Balance, July 31, 2019	890,000	$1.15
Forfeited	(132,499)	1.15
Balance, July 31, 2020	757,501	1.15
Granted	492,950	2.48
Balance, July 31, 2021	1,250,451	$1.67

During Fiscal 2021 and Fiscal 2020, stock-based compensation related to amortization of PRSUs totaled $156,055 and $272,658, respectively. As at July 31, 2021, unrecognized compensation costs relating to unvested PRSUs totaled $694,998, which is expected to be recognized over a period of approximately 1.76 years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2021 and Fiscal 2020 is as follows:

	Year Ended July 31,
	2021	2020
Stock-Based Compensation for Consultants
Common stock issued to consultants	$876,695	$539,552
Amortization of stock option expenses	288,603	240,912
	1,165,298	780,464
Stock-Based Compensation for Management
Common stock issued to management	135,000	225,217
Amortization of stock option expenses	773,583	644,516
Amortization of RSU & PRSU expenses	1,215,560	582,785
	2,124,143	1,452,518
Stock-Based Compensation for Employees
Common stock issued to employees	1,199,958	635,414
Amortization of stock option expenses	982,179	640,011
	2,182,137	1,275,425

Settlement of share issuance obligation	-	(15,189)
	$5,471,578	$3,493,218

During Fiscal 2020, we issued 188,914 shares with a fair value of $171,911 as settlement of share issuance obligations of $187,100 relating to the Fiscal 2019 share bonuses under our Stock Incentive Plan.

NOTE 15:         NET LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2021 and Fiscal 2020:

	Year Ended July 31,
	2021	2020
Numerator
Net Loss for the Year	$(14,813,810)	$(14,610,516)

Denominator
Basic Weighted Average Number of Shares	210,295,992	183,041,766
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-
Diluted Weighted Average Number of Shares	210,295,992	183,041,766

Net Loss per Share, Basic and Diluted	$(0.07)	$(0.08)

For Fiscal 2021 and Fiscal 2020, all outstanding stock options, PSOs, share purchase warrants, RSUs and PRSUs were excluded from the computation of diluted loss per share as their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

NOTE 16:         INCOME TAXES

As at July 31, 2021, we had U.S. net operating loss carry-forwards of approximately $173.0 million and Canadian net operating loss carry-forwards of approximately $4.9 million in Canadian dollars that may be available to reduce future years’ taxable income. These carry-forwards will begin to expire, if not utilized, commencing in 2023. In addition, as at July 31, 2021, we had U.S. net operating loss totaling $51.3 million and interest expenses of $4.9 million subject to IRC section 163(j) limitation, which will be carried forward indefinitely as a result of the Tax Cut and Jobs Act enacted on December 22, 2017. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and, accordingly, we have recorded a full valuation allowance for the deferred tax assets relating to these tax loss carry-forwards.

We review the valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2021	2020
Federal income tax provision rate	21.00%	21.00%
State income tax provision rate, net of federal income tax effect	0.83%	0.72%
Total income tax provision rate	21.83%	21.72%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes. The components of these differences are as follows:

	Year Ended July 31,
	2021	2020
Loss before income taxes	$(14,817,818)	$(14,616,067)
Corporate tax rate	21.83%	21.72%
Expected tax recovery	(3,234,730)	(3,174,610)
Increase (decrease) resulting from
Foreign tax rate differences	77,454	85,796
Permanent differences	(217,615)	170,023
Prior year true-up	(270,078)	117,800
Change in state tax rate	(405,826)	(553,365)
Foreign exchange rate differences	(55,666)	17,456
Other	162,812	71,805
Change in valuation allowance	3,939,641	3,233,427
Tax adjustment from operations	(4,008)	(31,668)

Unrealized loss, other comprehensive loss	-	26,117
Deferred tax benefits	$(4,008)	$(5,551)

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years. During Fiscal 2021 and Fiscal 2020, we recorded deferred tax benefits of $4,008 and $5,551, respectively.

As at July 31, 2021, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2021	2020
United States	$(14,297,315)	$(13,962,287)
Canada	93,402	53,960
Paraguay	(613,905)	(707,740)
	$(14,817,818)	$(14,616,067)

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2021	July 31, 2020
Deferred tax assets (liabilities)
Mineral properties	$1,277,053	$1,270,292
Exploration costs	6,546,397	6,384,265
Stock option expense	4,623,357	4,594,159
Depreciable property	(1,163,533)	(1,157,934)
Inventories	(3,607,772)	(3,550,814)
Asset retirement obligations	107,499	62,626
Other	80,834	58,559
Section 163(j) interest expense carry forwards	1,061,263	733,343
Loss carry forwards	49,987,843	46,552,687
	58,912,941	54,947,183
Valuation allowance	(58,912,941)	(54,973,300)
Deferred tax assets	-	(26,117)
Deferred tax assets, other comprehensive loss	-	26,117

Deferred tax liabilities
Mineral properties	(540,992)	(545,000)
Net deferred tax liabilities	$(540,992)	$(545,000)

As the criteria for recognizing deferred tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$180,892
July 31, 2024	228,757
July 31, 2025	507,833
July 31, 2026	5,895,221
July 31, 2027	3,892,722
Remaining balance	162,246,385
$172,951,810

For U.S. federal income tax purposes, a change in ownership under IRC Section 382 has occurred as a result of the Company’s acquisitions in prior years. When an ownership change has occurred, the utilization of these losses against future income would be subject to an annual limitation, which would be equal to the value of the acquired company immediately prior to the change in ownership multiplied by the IRC Section 382 rate in effect during the month of the change.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183,105
July 31, 2028	629,788
July 31, 2029	769,072
July 31, 2030	764,230
July 31, 2031	1,570,266
Remaining balance	969,872
$4,886,333

NOTE 17:         SEGMENTED INFORMATION

We currently operate in a single reportable segment and we are focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As at July 31, 2021, long-term assets located in the U.S. were $58,258,130 or 62% of our total long-term assets of $94,495,723.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2021
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,421,161	$4,627,477	$31,527,870	$146,971	$546,938	$14,513,586	$63,784,003
Property, Plant and Equipment	6,645,905	-	312,763	-	34,036	365,333	7,358,037
Restricted Cash	1,948,704	15,000	73,973	-	-	-	2,037,677
Equity-Accounted Investment	-	-	-	-	20,729,674	-	20,729,674
Other Non-Current Assets	522,306	-	16,000	-	48,026	-	586,332
Total Long-Term Assets	$21,538,076	$4,642,477	$31,930,606	$146,971	$21,358,674	$14,878,919	$94,495,723

	July 31, 2020
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,422,661	$4,527,477	$31,527,870	$116,971	$546,938	$14,513,586	$63,655,503
Property, Plant and Equipment	6,299,786	-	327,639	-	29,677	362,715	7,019,817
Restricted Cash	1,750,243	15,000	73,973	-	-	-	1,839,216
Equity-Accounted Investment	-	-	-	-	11,515,327	-	11,515,327
Other Non-Current Assets	703,312	-	22,000	-	44,563	-	769,875
Total Long-Term Assets	$21,176,002	$4,542,477	$31,951,482	$116,971	$12,136,505	$14,876,301	$84,799,738

The table below provides a breakdown of our operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2021
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$3,002,300	$125,241	$672,225	$69,075	$7,752	$602,214	$4,478,807
General and administrative	9,596,400	15,317	86,211	1,830	2,894,424	45,816	12,639,998
Depreciation, amortization and accretion	357,600	-	14,876	-	16,870	3,827	393,173
Loss from operations	(12,956,300)	(140,558)	(773,312)	(70,905)	(2,919,046)	(651,857)	(17,511,978)

Other income (expenses)	(2,541,515)	(18,914)	(9,982)	-	5,259,464	5,107	2,694,160
Loss before income taxes	$(15,497,815)	$(159,472)	$(783,294)	$(70,905)	$2,340,418	$(646,750)	$(14,817,818)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2021

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: October 27, 2021.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: October 27, 2021.

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Date: October 27, 2021.

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: October 27, 20201.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: October 27, 2021.

By:	/s/ David Kong
David Kong
Director
Date: October 27, 2021.

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: October 27, 2021.

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: October 27, 2021.