Form 10-Q
period 2021-10-31
URANIUM ENERGY CORP
filed 2021-12-15
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 267,253,604 shares of common stock outstanding as of December 14, 2021.

CAUTIONARY NOTE TO U.S. RESIDENTS CONCERNING DISCLOSURE OF MINERAL RESOURCES

The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. generally accepted accounting principles and its only trading market is the NYSE American. However, because the Company is a reporting issuer in Canada, certain regulatory filings required of the Company in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all Company resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

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

SEC Industry Guide 7 disclosure standards historically have not permitted the inclusion of information concerning “Measured Mineral Resources”, “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by SEC Industry Guide 7 standards. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or pre-feasibility studies. United States investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into mineral “reserves” as defined by SEC Industry Guide 7. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally mineable. The Company does not have any mineral “reserves” within the meaning of SEC Industry Guide 7.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

(Unaudited – Expressed in U.S. Dollars)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – Expressed in U.S. Dollars)

	Note(s)	October 31, 2021	July 31, 2021

CURRENT ASSETS
Cash and cash equivalents	6	$96,304,124	$44,312,780
Inventories	3	36,217,420	29,172,480
Prepaid expenses and deposits		1,777,355	1,434,404
Other current assets		128,155	125,698
TOTAL CURRENT ASSETS		134,427,054	75,045,362

MINERAL RIGHTS AND PROPERTIES	4	64,009,292	63,784,003
PROPERTY, PLANT AND EQUIPMENT	5	7,318,570	7,358,037
RESTRICTED CASH	6	2,037,677	2,037,677
EQUITY-ACCOUNTED INVESTMENT	7	23,626,010	20,729,674
OTHER NON-CURRENT ASSETS		1,300,048	586,332
TOTAL ASSETS		$232,718,651	$169,541,085

CURRENT LIABILITIES
Accounts payable and accrued liabilities	8	$2,173,618	$2,763,570
Other current liabilities	11	310,968	238,899
Current portion of other loans payable		193,934	191,510
Current portion of long-term debt	9	10,340,802	10,075,231
TOTAL CURRENT LIABILITIES		13,019,322	13,269,210

OTHER LOANS PAYABLE		16,565	65,952
ASSET RETIREMENT OBLIGATIONS	10	3,989,740	3,938,655
OTHER NON-CURRENT LIABILITIES	11	271,530	271,132
DEFERRED TAX LIABILITIES		539,948	540,992
TOTAL LIABILITIES		17,837,105	18,085,941

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 258,996,829 shares issued and outstanding (July 31, 2021 - 236,796,866)	12	258,996	236,797
Additional paid-in capital		507,325,510	441,990,650
Share issuance obligation		359,560	359,560
Accumulated deficit		(293,698,936)	(291,625,110)
Accumulated other comprehensive income		636,416	493,247
TOTAL EQUITY		214,881,546	151,455,144
TOTAL LIABILITIES AND EQUITY		$232,718,651	$169,541,085

SUBSEQUENT EVENTS	3,9,12,15

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended October 31,
	Note(s)	2021	2020
COSTS AND EXPENSES
Mineral property expenditures	4	$1,656,516	$701,761
General and administrative	8,12	3,116,711	2,585,689
Depreciation, amortization and accretion	4,5,10	98,440	99,180
LOSS FROM OPERATIONS		(4,871,667)	(3,386,630)

OTHER INCOME (EXPENSES)
Interest income		20,571	5,610
Interest expenses and finance costs	9	(530,878)	(890,914)
Income (loss) from equity-accounted investment	7	2,753,167	(703,605)
Realized gain on available-for-sale security		547,152	-
Other income		6,785	11,186
OTHER INCOME (EXPENSES)		2,796,797	(1,577,723)
LOSS BEFORE INCOME TAXES		(2,074,870)	(4,964,353)

DEFERRED TAX BENEFIT		1,044	816
NET LOSS FOR THE PERIOD		(2,073,826)	(4,963,537)

OTHER COMPREHENSIVE INCOME
Translation gain	7	143,169	62,761
TOTAL OTHER COMPREHENSIVE INCOME		143,169	62,761
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(1,930,657)	$(4,900,776)

NET LOSS PER SHARE, BASIC AND DILUTED	13	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		246,859,322	189,955,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended October 31
	Note(s)	2021	2020
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(2,073,826)	$(4,963,537)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	1,380,660	1,378,515
Depreciation, amortization and accretion	4,5,10	98,440	99,180
Amortization of long-term debt discount	9	265,571	443,867
(Income) loss from equity-accounted investment	7	(2,753,167)	703,605
Deferred tax benefits		(1,044)	(816)
Realized gain on available-for-sale security		(547,152)	-
Foreign exchange loss		-	193
Changes in operating assets and liabilities
Inventories	3	(7,044,940)	-
Prepaid expenses and deposits		(576,928)	(78,730)
Other current assets		(2,458)	6,704
Accounts payable and accrued liabilities		(1,033,772)	(170,678)
Other liabilities		5,338	6,579
NET CASH USED IN OPERATING ACTIVITIES		(12,283,278)	(2,575,118)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	12	63,965,230	14,130,965
Repayments of other loans		(46,963)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		63,918,267	14,130,965

INVESTING ACTIVITIES
Investment in mineral rights and properties	4	(6,274)	-
Purchase of property, plant and equipment		(7,513)	(2,903)
Prepaid transaction costs		(177,010)	-
Investment in term deposits		-	(10,000,000)
Investment in available-for-sale security		(9,433,068)	-
Proceeds from sale of available-for-sale security		9,980,220	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		356,355	(10,002,903)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		51,991,344	1,552,944
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		46,350,457	6,986,919
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$98,341,801	$8,539,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2021	236,796,866	$236,797	$441,990,650	$359,560	$(291,625,110)	$493,247	$151,455,144
Common stock
Issued under ATM offering, net of issuance costs	20,743,878	20,744	62,650,379	-	-	-	62,671,123
Issued upon exercise of stock options	753,990	754	383,025	-	-	-	383,779
Issued upon exercise of warrants	491,849	492	909,836	-	-	-	910,328
Issued for acquisition of mineral properties	64,149	64	219,326	-	-	-	219,390
Stock-based compensation
Common stock issued for consulting services	4,607	5	14,046	-	-	-	14,051
Common stock issued under Stock Incentive Plan	141,490	140	355,088	-	-	-	355,228
Amortization of stock-based compensation	-	-	803,160	-	-	-	803,160
Net loss for the period	-	-	-	-	(2,073,826)	-	(2,073,826)
Other comprehensive income	-	-	-	-	-	143,169	143,169
Balance, October 31, 2021	258,996,829	$258,996	$507,325,510	$359,560	$(293,698,936)	$636,416	$214,881,546

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2020	184,635,870	$184,636	$341,059,972	$103,554	$(276,811,300)	$(120,244)	$64,416,618
Common stock
Issued for equity financing, net of issuance costs	12,500,000	12,500	12,455,787	-	-	-	12,468,287
Issued upon exercise of stock options	13,532	15	9,294	-	-	-	9,309
Stock-based compensation
Common stock issued under Stock Incentive Plan	227,390	226	235,043	30,321	-	-	265,590
Amortization of stock-based compensation	-	-	1,046,175	-	-	-	1,046,175
Warrants
Issued for equity financing	-	-	1,518,432	-	-	-	1,518,432
Issued for equity financing as issuance costs	-	-	134,937	-	-	-	134,937
Net loss for the period	-	-	-	-	(4,963,537)	-	(4,963,537)
Other comprehensive income	-	-	-	-	-	62,761	62,761
Balance, October 31, 2020	197,376,792	$197,377	$356,459,640	$133,875	$(281,774,837)	$(57,483)	$74,958,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

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

As at October 31, 2021, we had working capital of $121.4 million including cash and cash equivalents of $96.3 million and uranium inventory holdings of $36.0 million. Subsequent to October 31, 2021, we received further cash proceeds of $31.5 million from our at-the-market offerings (refer to Note 12: Capital Stock) and sold 300,000 pounds of uranium inventories for total proceeds of $13.1 million.

Subsequent to October 31, 2021, we entered into a definitive share purchase agreement with Uranium One Investments Inc. to acquire all the issued and outstanding shares of Uranium One Americas, Inc. (“U1A”) for total consideration of $125.4 million (the “U1A Acquisition”), which is comprised of $111.6 million in cash and a further cash payment of $13.8 million equal to the amount of cash deposited by U1A in a surety deposit account that will remain with the Company after the U1A Acquisition. Additionally, as at October 31, 2021, we had uranium inventory purchase commitments totaling $96.0 million, of which $28.8 million will become due in the next 12 months from the date that our condensed consolidated financial statements are issued (refer to Note 3: Inventories). Furthermore, as at October 31, 2021, we had $10.0 million of term debt with a maturity date of January 31, 2022. We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to complete the U1A Acquisition, fulfill our uranium inventory purchase commitments, repay the $10.0 million principal debt amount and carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2021 (“Fiscal 2021”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022 (“Fiscal 2022”).

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine. We have not established proven or probable reserves, as defined by the SEC, through the completion of a final or bankable feasibility study for any of our uranium projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as the Palangana Mine. As a result, and despite the fact that we commenced extraction of mineralized materials at the Palangana Mine in November 2010, we remain in the Exploration Stage, as defined by the SEC, and will continue to remain in the Exploration Stage until such time that proven or probable reserves have been established.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

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

Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, rather than capitalizing, of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower produced inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

NOTE 3:	INVENTORIES

During the three months ended October 31, 2021, we entered into agreements to purchase 400,000 pounds of uranium concentrate inventories under our physical uranium initiative program (the “Physical Uranium Initiative Program”), of which 200,000 pounds of uranium concentrate inventories were received.

As at October 31, 2021, costs of uranium concentrate inventories consisted of the following:

	October 31, 2021	July 31, 2021
Supplies and work-in-progress	$33,781	$33,781
Uranium concentrates from production	177,881	177,881
Purchased uranium inventories	36,005,758	28,960,818
	$36,217,420	$29,172,480

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

As of October 31, 2021, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	700,000	$21,965,000
Fiscal 2023	1,205,000	39,409,000
Fiscal 2024	495,000	16,913,250
Fiscal 2025	400,000	14,130,000
Fiscal 2026	100,000	3,620,000
Total	2,900,000	$96,037,250

Subsequent to October 31, 2021, we received 400,000 pounds of uranium concentrate inventories for a total purchase price of $12,885,000. Subsequent to October 31, 2021, we sold 300,000 pounds of uranium inventories for total proceeds of $13,146,000, which will be recorded as sales revenue on our condensed consolidated statements of operations and comprehensive loss for the three months ended January 31, 2022.

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at October 31, 2021, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. As of October 31, 2021, annual maintenance payments of approximately $2.7 million will be required to maintain these mineral rights.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

As at October 31, 2021, the carrying value of our mineral rights and properties were as follows:

	October 31, 2021	July 31, 2021
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	899,854	899,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	60,000	60,000
Reno Creek Project	31,527,870	31,527,870
Diabase Project	772,602	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	67,937,051	67,711,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	64,007,167	63,781,503

Databases and Land Use Agreements	2,458,808	2,458,808
Accumulated Amortization	(2,456,683)	(2,456,308)
	2,125	2,500
	$64,009,292	$63,784,003

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

During the three months ended October 31, 2021, we entered into a property purchase agreement, whereby we acquired nine mineral claims totaling 10,050 acres as an addition to our existing Diabase Project (the “Diabase Addition”) located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada.

In connection with the Diabase Addition, we paid total consideration of $225,664, which consisted of 64,149 shares with a fair value of $219,390 and transaction costs of $6,274. As a result of these claims being added to our existing Diabase Project, the carrying value of our Diabase Project increased to $772,602 from $546,938 as at July 31, 2021.

During the three months ended October 31, 2021 and 2020, we continued with reduced operations at our Palangana Mine to capture residual uranium only. As a result, no depletion for the Palangana Mine was recorded on our condensed consolidated financial statements for the three months ended October 31, 2021 and 2020.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Mineral property expenditures incurred on our projects were as follows:

	Three Months Ended October 31,
	2021	2020
Mineral Property Expenditures
Palangana Mine	$245,320	$198,802
Goliad Project	97,454	45,789
Burke Hollow Project	715,541	129,778
Longhorn Project	2,921	2,288
Salvo Project	5,696	8,192
Anderson Project	16,495	19,466
Workman Creek Project	8,587	8,198
Slick Rock Project	13,490	13,136
Reno Creek Project	199,819	100,490
Yuty Project	8,045	5,994
Oviedo Project	182,747	47,611
Alto Paraná Titanium Project	60,858	16,451
Other Mineral Property Expenditures	99,543	105,566
	$1,656,516	$701,761

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31, 2021			July 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Hobson Processing Facility	$6,642,835	$(870,360)	$5,772,475	$6,642,835	$(851,075)	$5,791,760
Mining Equipment	2,357,917	(2,317,350)	40,567	2,355,341	(2,313,489)	41,852
Logging Equipment and Vehicles	1,923,983	(1,787,818)	136,165	1,923,983	(1,774,887)	149,096
Computer Equipment	330,993	(289,990)	41,003	326,056	(283,645)	42,411
Furniture and Fixtures	184,941	(173,141)	11,800	184,941	(172,302)	12,639
Buildings	297,518	(61,041)	236,477	297,518	(57,322)	240,196
Land	1,080,083	-	1,080,083	1,080,083	-	1,080,083
	$12,818,270	$(5,499,700)	$7,318,570	$12,810,757	$(5,452,720)	$7,358,037

NOTE 6:	RESTRICTED CASH

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

As at October 31, 2021, restricted cash consisted of the following:

	October 31, 2021	July 31, 2021
Restricted cash, beginning of period	$2,037,677	$1,839,216
Additional surety bond collateral	-	198,377
Interest received	-	84
Restricted cash, end of period	$2,037,677	$2,037,677

Cash, cash equivalents and restricted cash are included in the following accounts as of October 31, 2021 and 2020:

	October 31, 2021	October 31, 2020
Cash and cash equivalents	$96,304,124	$6,700,603
Restricted cash	2,037,677	1,839,260
Total cash, cash equivalents and restricted cash	$98,341,801	$8,539,863

NOTE 7:	EQUITY-ACCOUNTED INVESTMENT

As at October 31, 2021, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 16.5% ( July 31, 2021: 18.1%) interest in URC. In addition, two of our officers are members of URC’s board of directors, and one of which is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2021. Should URC's outstanding options and warrants be fully exercised, UEC's ownership interest would decrease from 16.5% to 13.6%.

URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V” and on NASDAQ with the trading symbol “UROY”.

For the three months ended October 31, 2021 and 2020, income (loss) from our equity-accounted investment consisted of the following:

	Three Months Ended October 31,
	2021	2020
Share of income (loss) from URC	$834,713	$(703,605)
Gain on dilution of ownership interest	1,918,454	-
Total	$2,753,167	$(703,605)

For the three months ended October 31, 2021, we recorded a gain on dilution of ownership interest of $1,918,454 as a result of URC issuing shares under its at-the-market offering and the exercise of URC share purchase warrants.

For the three months ended October 31, 2021 and 2020, we recorded translation gains of $143,169 and $62,761, respectively, as a result of translating the ending balance of the equity-accounted investment denominated in Canadian Dollars to U.S. Dollars using the period end exchange rate, which was included in other comprehensive income in our condensed consolidated statements of operations and comprehensive loss.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

During the three months ended October 31, 2021, the change in carrying value of the equity-accounted investment is summarized as follows:

Balance, July 31, 2021	$20,729,674
Share of income from URC	834,713
Gain on dilution of ownership interest	1,918,454
Translation gain	143,169
Balance, October 31, 2021	$23,626,010

As at October 31, 2021, the fair value of our investment in URC was approximately $72.3 million.

NOTE 8:	RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2021 and 2020, we incurred $2,106 and $16,677, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As at October 31, 2021, the amount owing to Blender was $515 ( July 31, 2021: $843), which was included in Accounts Payable and Accrued Liabilities on our condensed consolidated balance sheets.

NOTE 9:	LONG-TERM DEBT

As of October 31, 2021, our long-term debt consisted of the following:

	October 31, 2021	July 31, 2021
Principal amount	$10,000,000	$10,000,000
Unamortized discount and accrued fees	340,802	75,231
Long-term debt, net of unamortized discount	$10,340,802	$10,075,231

During the three months ended October 31, 2021 and 2020, amortization of debt discount totaled $265,571 and $443,867, respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss. During the three months ended October 31, 2021 and 2020, we paid $204,445 and $408,889, respectively, in cash to our lenders (the “Lenders”) for interest on the long-term debt.

The Company’s credit facility with our remaining Lender (the “Credit Facility”) has a maturity date of January 31, 2022, with an interest rate of 8% per annum and an underlying effective interest rate of 18.1%.

Subsequent to October 31, 2021, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued 161,594 shares with a fair value of $600,000, representing 6.0% of the $10,000,000 principal balance outstanding, as payment of anniversary fees to our Lender.

As of October 31, 2021, our working capital ratio, excluding the current portion of our long-term debt, was 50:1, which was in compliance with the debt covenant requirement under our Credit Facility being a working capital ratio, excluding any current portion of the long-term debt, of not less than 1:1.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project.

Balance, July 31, 2021	$3,938,655
Accretion	51,085
Balance, October 31, 2021	$3,989,740

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2021			July 31, 2021
Undiscounted amount of estimated cash flows			$8,221,018			$8,221,018

Payable in years	9	to	21	9	to	21
Inflation rate	1.56%	to	2.17%	1.56%	to	2.17%
Discount rate	5.50%	to	5.96%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2022	$-
Fiscal 2023	-
Fiscal 2024	-
Fiscal 2025	-
Fiscal 2026	-
Remaining balance	8,221,018
$8,221,018

NOTE 11:	LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and a processing facility with a remaining term of 0.4 to 17.6 years. The lease for the processing facility has an evergreen option that can continue for so long as it is in operation.

During the three months ended October 31, 2021 and 2020, total lease expenses include the following components:

	Three Months Ended October 31,
	2021	2020
Operating Leases	$57,597	$54,461
Short-term Leases	338,421	22,642
Total Lease Expenses	$396,018	$77,103

As at October 31, 2021, the weighted average remaining lease term was 15.1 years and the weighted average discount rate was 4.75%.

During the three months ended October 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities totaled $49,942.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2022	$320,093
Fiscal 2023	20,000
Fiscal 2024	20,000
Fiscal 2025	20,000
Fiscal 2026	20,000
Thereafter	280,000
Total lease payments	680,093
Less: imputed interest	(136,861)
Present value of lease liabilities	$543,232

Current portion of lease liabilities	$301,481
Non-current portion of lease liabilities	$241,751

Current lease liabilities are included in Other Current Liabilities, and non-current lease liabilities are included in Other Non-Current Liabilities in our condensed consolidated balance sheets.

NOTE 12:	CAPITAL STOCK

Equity Financing

On May 14, 2021, we entered into an at-the-market offering agreement (the “May 2021 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “ATM Managers”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers (the “May 2021 ATM Offering”).

On November 26, 2021, we filed a prospectus supplement to our Registration Statement on Form S-3 (the “2021 Shelf”) with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively with May 2021 ATM Offering, the “2021 ATM Offerings”).

During the three months ended October 31, 2021, we issued 20,743,878 shares of the Company’s common stock under our May 2021 ATM Offering for net cash proceeds of $62,671,123.

Subsequent to October 31, 2021, we issued 6,655,295 shares of the Company’s common stock under our May 2021 ATM Offering for net cash proceeds of $28,919,064 and issued 747,841 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $2,558,808.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants for the three months ended October 31, 2021, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2021	5,387,323	$1.90
Exercised	(491,849)	1.85
Balance, October 31, 2021	4,895,474	$1.91

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

During the three months ended October 31, 2021, we received cash proceeds of $910,328 from the exercise of share purchase warrants.

A summary of share purchase warrants outstanding and exercisable as of October 31, 2021, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$2.30	221,546	0.77	August 9, 2022
1.80	4,467,110	0.90	September 23, 2022
1.64	25,000	1.55	May 21, 2023
4.13	181,818	4.43	April 5, 2026
$1.91	4,895,474	1.02

Stock Options

As of October 31, 2021, we had one stock option plan, our 2021 Stock Incentive Plan, which superseded and replaced our 2020 Stock Incentive Plan.

A continuity schedule of outstanding stock options for the underlying shares for the three months ended October 31, 2021, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2021	10,404,333	$1.21
Granted	10,000	2.89
Exercised	(1,030,543)	1.18
Expired	(60,000)	2.78
Balance, October 31, 2021	9,323,790	$1.20

During the three months ended October 31, 2021 and 2020, the total number of stock options exercised, the number of shares issued upon exercise of those options and the cash received from such exercises are as follows:

	Three Months Ended October 31,
	2021	2020
Number of Options Exercised on Cash Basis	344,998	10,000
Number of Options Exercised on Forfeiture Basis	685,545	18,500
Total Number of Options Exercised	1,030,543	28,500

Number of Shares Issued on Cash Exercise	344,998	10,000
Number of Shares Issued on Forfeiture Basis	408,992	3,532
Total Number of Shares Issued Upon Exercise of Options	753,990	13,532

Cash Received from Exercise of Stock Options	$383,779	$9,309
Total Intrinsic Value of Options Exercised	$1,905,216	$6,678

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

A continuity schedule of outstanding unvested stock options as of October 31, 2021, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2021	3,891,207	$0.66
Granted	10,000	1.73
Vested	(265,427)	0.87
Balance, October 31, 2021	3,635,780	$0.64

As of October 31, 2021, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $1,187,991 to be recognized over the next 1.07 years.

As of October 31, 2021, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $23,495,073 (vested: $14,549,700 and unvested: $8,945,373).

A summary of stock options outstanding and exercisable as of October 31, 2021, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at October 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at October 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	4,859,185	$0.92	8.31	2,951,060	$0.92	8.05
$1.00	to	$1.49	2,168,875	1.17	5.70	1,285,541	1.23	3.63
$1.50	to	$2.89	2,295,730	1.82	5.09	1,451,409	1.59	2.40
			9,323,790	$1.20	6.91	5,688,010	$1.16	5.61

Restricted Stock Units

A summary of outstanding and unvested restricted stock units (“RSU”s) as of October 31, 2021, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	154,999	$0.94	0.75	$576,596
July 16, 2020	434,996	0.91	1.71	1,618,185
July 21, 2021	407,617	2.15	2.72	1,516,335
	997,612	$1.42	1.97	$3,711,116

During the three months ended October 31, 2021 and 2020, stock-based compensation relating to RSUs totaled $188,821 and $271,834, respectively. As of October 31, 2021, outstanding unvested RSUs totaled 997,612 ( July 31, 2021: 997,612), and unrecognized compensation costs relating to unvested RSUs totaled $943,551, which is expected to be recognized over a period of approximately 1.66 years.

Performance Based Restricted Stock Units

During the three months ended October 31, 2021 and 2020, stock-based compensation relating to target performance based restricted stock units (“PRSU”s) totaled $73,420 and $37,544, respectively. As of October 31, 2021, outstanding unvested PRSUs totaled 1,250,451 ( July 31, 2021: 1,250,451), and unrecognized compensation costs relating to unvested PRSUs totaled $621,729, which is expected to be recognized over a period of approximately 1.63 years.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2021	2020
Stock-Based Compensation for Consultants
Common stock issued to consultants	$304,587	$119,470
Amortization of stock option expenses	79,773	103,928
	384,360	223,398
Stock-Based Compensation for Management
Amortization of stock option expenses	165,549	253,731
Amortization of RSU and PRSU expenses	262,241	309,378
	427,790	563,109
Stock-Based Compensation for Employees
Common stock issued to employees	272,913	212,870
Amortization of stock option expenses	295,597	379,138
	568,510	592,008
	$1,380,660	$1,378,515

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended October 31,
	2021	2020
Numerator
Net Loss for the Period	$(2,073,826)	$(4,963,537)

Denominator
Basic Weighted Average Number of Shares	246,859,322	189,955,499
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-
Diluted Weighted Average Number of Shares	246,859,322	189,955,499

Net Loss per Share, Basic and Diluted	$(0.01)	$(0.03)

For the three months ended October 31, 2021 and 2020, all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since their effects would be anti-dilutive.

NOTE 14:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As of October 31, 2021, our long-term assets located in the United States totaled $58,949,368 or 60% of our total long-term assets of $98,291,597.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited – Expressed in U.S. Dollars)

The tables below provide a breakdown of the long-term assets by geographic segments:

	October 31, 2021
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,420,786	$4,627,477	$31,527,870	$146,971	$772,602	$14,513,586	$64,009,292
Property, Plant and Equipment	6,609,746	-	309,044	-	32,284	367,496	7,318,570
Restricted Cash	1,948,704	15,000	73,973	-	-	-	2,037,677
Equity-Accounted Investment	-	-	-	-	23,626,010	-	23,626,010
Other Non-Current Assets	1,255,297	-	14,500	-	30,251	-	1,300,048
Total Long-Term Assets	$22,234,533	$4,642,477	$31,925,387	$146,971	$24,461,147	$14,881,082	$98,291,597

	July 31, 2021
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,421,161	$4,627,477	$31,527,870	$146,971	$546,938	$14,513,586	$63,784,003
Property, Plant and Equipment	6,645,905	-	312,763	-	34,036	365,333	7,358,037
Restricted Cash	1,948,704	15,000	73,973	-	-	-	2,037,677
Equity-Accounted Investment	-	-	-	-	20,729,674	-	20,729,674
Other Non-Current Assets	522,306	-	16,000	-	48,026	-	586,332
Total Long-Term Assets	$21,538,076	$4,642,477	$31,930,606	$146,971	$21,358,674	$14,878,919	$94,495,723

The tables below provide a breakdown of our operating results by geographic segments for the three months ended October 31, 2021 and 2020. All intercompany transactions have been eliminated.

	Three months ended October 31, 2021
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$1,152,077	$29,575	$199,819	$20,424	$2,971	$251,650	$1,656,516
General and administrative	2,601,809	3,720	21,395	345	479,752	9,690	3,116,711
Depreciation, amortization and accretion	89,600	-	3,719	-	3,698	1,423	98,440
Loss from operations	(3,843,486)	(33,295)	(224,933)	(20,769)	(486,421)	(262,763)	(4,871,667)

Other income (expenses)	26,829	(4,767)	200	-	2,773,732	803	2,796,797
Loss before income taxes	$(3,816,657)	$(38,062)	$(224,733)	$(20,769)	$2,287,311	$(261,960)	$(2,074,870)

	Three months ended October 31, 2020
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Costs and Expenses:
Mineral property expenditures	$477,330	$31,024	$100,490	$20,069	$2,792	$70,056	$701,761
General and administrative	2,167,359	3,720	17,470	373	385,208	11,559	2,585,689
Depreciation, amortization and accretion	89,372	-	3,719	-	4,308	1,781	99,180
Loss from operations	(2,734,061)	(34,744)	(121,679)	(20,442)	(392,308)	(83,396)	(3,386,630)

Other income (expenses)	(880,214)	(4,767)	200	-	(697,995)	5,053	(1,577,723)
Loss before income taxes	$(3,614,275)	$(39,511)	$(121,479)	$(20,442)	$(1,090,303)	$(78,343)	$(4,964,353)

NOTE 15:	SUBSEQUENT EVENT

Subsequent to October 31, 2021, we entered into a definitive share purchase agreement with Uranium One Investments Inc., a subsidiary of Uranium One Inc., to acquire all the issued and outstanding shares of U1A for total consideration of $125.4 million, which is comprised of $111.6 million in cash and a further cash payment of $13.8 million equal to the amount of cash deposited by U1A in a surety deposit account that will remain with the Company after the U1A Acquisition.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2021, and our Form 10-K Annual Report for the fiscal year ended July 31, 2021, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2021, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2021, our most recently completed year end, to October 31, 2021, and our results of operations for the three months ended October 31, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2021.

Business

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2021.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility. As of October 31, 2021, we had no uranium supply or off-take agreements in place.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining.  We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as the central processing site (the “hub”) for the Palangana Mine and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”). The Hobson Processing Facility has a physical capacity to process uranium-loaded resins of up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually.

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

Subsequent to October 31, 2021, we entered into a definitive share purchase agreement with Uranium One Investments Inc. to acquire all the issued and outstanding shares of U1A for total consideration of $125.4 million, which is comprised of $111.6 million in cash and a further cash payment of $13.8 million equal to the amount of cash deposited by U1A in a surety deposit account that will remain with the Company after the U1A Acquisition.

Our operating and strategic framework is based on expanding our uranium and titanium extraction activities, which include advancing certain projects with established mineralized materials towards extraction and establishing additional mineralized materials on our existing uranium and titanium projects or through the acquisition of additional projects.

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven to more of a production driven market.  The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at approximately $43.00 per pound at the date of this Quarterly Report (Ux U3O8 Daily Price).  Production curtailments, and mine closures from several global producers, have lowered uranium supply over the past few years, and in 2020 total global production was reduced from 2019 levels of about 142 million pounds to about 123 million pounds, primarily as a result of COVID-19 shutdowns.  This event accelerated a rebalancing in the market, resulting in about 19 million pounds of supply being removed that will not be made up.  Supply and demand projections show a structural deficit between production and utility requirements averaging about 48 million pounds a year over the next 10 years and increasing thereafter. The current gap is being filled with secondary market sources, including finite inventory that is projected to decline in coming years. New production at higher price levels will be needed to meet reactor requirements.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 58 new reactors connected to the grid since 2013 and another 51 reactors under construction as of November 2021. Nuclear generation has increased over the past several years and has eclipsed pre-Fukushima production levels. In the 2021 edition of the World Energy Outlook, the International Energy Agency's “Stated Policies Scenario” sees installed nuclear capacity growth of over 26% from 2020 to 2050 (reaching about 525 GWe). Additional upside market pressure also appears to be emerging as utilities finally return to a longer-term contracting cycle to replace expiring contracts, something the market has not experienced for several years. In a more recent market development, financial entities and various producers, including our Company, began purchasing significant quantities of drummed uranium inventory, further removing excess supplies that will likely not re-enter the market unless bundled in longer term contracts at much higher prices.

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

Results of Operations

For the three months ended October 31, 2021 and 2020, we recorded net losses of $2,073,826 ($0.01 per share) and $4,963,537 ($0.03 per share) and losses from operations of $4,871,667 and $3,386,630, respectively.

During the three months ended October 31, 2021, we continued with our strategic plan for reduced operations at our Palangana Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three months ended October 31, 2021.

During the three months ended October 31, 2021, we entered into agreements to purchase 400,000 pounds of uranium concentrate inventories under our Physical Uranium Initiative Program, of which 200,000 pounds of uranium inventory at a total cost of $7,044,940 were received. As at October 31, 2021, the total carrying value of our inventories was $36,217,420 (July 31, 2021: $29,172,480).

Subsequent to October 31, 2021, we sold 300,000 pounds of uranium inventories for total proceeds of $13,146,000, which will be recorded as sales revenue on our condensed consolidated statements of operations and comprehensive loss for the three months ended January 31, 2022.

Costs and Expenses

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three months ended October 31, 2021 and 2020, mineral property expenditures totaled $1,656,516 and $701,761, respectively, of which $240,026 and $198,020, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility.

During the three months ended October 31, 2021, we continued the 2021 drilling campaign commenced in March 2021 and drilled 52 exploration holes and one cased well totaling 26,000 feet at our Burke Hollow Project.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended October 31,
	2021	2020
Mineral Property Expenditures
Palangana Mine	$245,320	$198,802
Goliad Project	97,454	45,789
Burke Hollow Project	715,541	129,778
Longhorn Project	2,921	2,288
Salvo Project	5,696	8,192
Anderson Project	16,495	19,466
Workman Creek Project	8,587	8,198
Slick Rock Project	13,490	13,136
Reno Creek Project	199,819	100,490
Yuty Project	8,045	5,994
Oviedo Project	182,747	47,611
Alto Paraná Titanium Project	60,858	16,451
Other Mineral Property Expenditures	99,543	105,566
	$1,656,516	$701,761

General and Administrative

During the three months ended October 31, 2021, general and administrative expenses totaled $3,116,711, which increased by $531,022 compared to $2,585,689 for the three months ended October 31, 2020. The increase primarily resulted from increases in salaries and management fees and expenses related to corporate development and consulting services.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three months ended October 31, 2021, salaries and management fees totaled $475,565, which increased by $110,062 compared to $365,503 for the three months ended October 31, 2020, primarily as a result of the reinstatement of salaries and management fees, which had been reduced during the initial months of the COVID-19 pandemic in Fiscal 2020 and Fiscal 2021;

●

for the three months ended October 31, 2021, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,181,950, which increased by $462,186 compared to $719,764 for the three months ended October 31, 2020, primarily as a result of increases in consulting fees and corporate development expenses;

●

for the three months ended October 31, 2021, professional fees totaled $115,328, which was consistent with $121,907 for the three months ended October 31, 2020. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●

for the three months ended October 31, 2021, stock-based compensation totaled $1,343,868, which was consistent with $1,378,515 for the three months ended October 31, 2020. The stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in prior fiscal years using the graded vesting method.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2021, interest and finance costs totaled $530,878, which decreased by $360,036 compared to $890,914 for the three months ended October 31, 2020.

For the three months ended October 31, 2021, interest paid on long-term debt totaled $204,445, which decreased by $204,444 compared to $408,889 for the three months ended October 31, 2020. For the three months ended October 31, 2021, amortization of debt discount totaled $265,571, which decreased by $178,296 compared to $443,867 for the three months ended October 31, 2020. The decreases in interest on long-term debt and amortization of debt discount are a result of the decrease in the outstanding principal amount of our long-term debt to $10,000,000 from $20,000,000 in the three months ended October 31, 2020.

For the three months ended October 31, 2021, surety bond premiums totaled $48,737, which increased by $19,667 compared to $29,070 for the three months ended October 31, 2020. The increase was primarily a result of increases in surety bond collateral amounts and the annual premium rate.

Income from Equity-Accounted Investment

During the three months ended October 31, 2021, we recorded income of $2,753,167 from our equity-accounted investment, which was comprised of an income pick up of $834,713 primarily resulting from value appreciation of URC’s short-term investment and a gain on dilution of ownership interest of $1,918,454. During the three months ended October 31, 2020, we recorded a loss of $703,605 as a result of a loss pick up from URC’s operations.

Realized Gain on Available-for-Sale Security

During the three months ended October 31, 2021, we recorded a gain of $547,152 from the sale of an available-for-sale security. No gain was recorded for the three months ended October 31, 2020.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2021	July 31, 2021	April 30, 2021	January 31, 2021
Net loss	$(2,073,826)	$(1,799,053)	$(4,590,161)	$(3,461,059)
Total comprehensive loss	(1,930,657)	(2,227,462)	(4,097,060)	(2,975,021)
Basic and diluted loss per share	(0.01)	(0.01)	(0.02)	(0.02)
Total assets	232,718,651	169,541,085	163,575,373	100,142,619

Liquidity and Capital Resources

	October 31, 2021	July 31, 2021
Cash and cash equivalents	$96,304,124	$44,312,780
Current assets	134,427,054	75,045,362
Current liabilities	13,019,322	13,269,210
Working capital	121,407,732	61,776,152

During the three months ended October 31, 2021, we received net proceeds of $62,671,123 from the May 2021 ATM Offering and $1,294,107 from the exercise of stock options and share purchase warrants. As at October 31, 2021, we had working capital of $121,407,732, which increased by $59,631,580 from the working capital of $61,776,152 as at July 31, 2021. Subsequent to October 31, 2021, we received further cash proceeds of $31,477,872 under the 2021 ATM Offerings and sold 300,000 pounds of uranium inventories for total proceeds of $13,146,000.

As of October 31, 2021, we had uranium inventory purchase commitments of 2.9 million pounds with a total purchase price of $96.0 million, of which $28.8 million will become due in the next 12 months from the date of this Quarterly Report. In addition, as at October 31, 2021, we had $10,000,000 of debt with a maturity date of January 31, 2022.

Subsequent to October 31, 2021, we entered into a definitive share purchase agreement with Uranium One Investments Inc. to acquire all issued and outstanding shares of U1A for total consideration of $125.4 million, which is comprised of $111.6 million in cash and a further cash payment of $13.8 million equal to the amount of cash deposited by U1A in a surety deposit account that will remain with the Company after the U1A Acquisition.

We believe our existing cash resources and, if necessary, cash generated from the sales of the Company’s uranium inventories, will provide sufficient funds to complete the U1A Acquisition, fulfill our uranium inventory purchase commitments, repay the $10.0 million principal amount of the term debt, and carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond 12 months from the date of this Quarterly Report will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations.  We have also relied, to a limited extent, on cash flows generated from our mining activities during the years ended July 31, 2015 (“Fiscal 2015), 2013 (“Fiscal 2013) and 2012 (“Fiscal 2012”). However, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term.  As at the date of this Quarterly Report, we have 1.3 million pounds of uranium concentrate inventories with a fair value of approximately $55.9 million.  In the future we may also rely on cash flows generated from the sales of our uranium concentrates to fund our operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Equity Financings

On May 14, 2021, we entered into the May 2021 ATM Offering Agreement with H.C. Wainwright & Co., LLC and certain co-managers, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us.

On November 26, 2021, we filed the 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us.

During the three months ended October 31, 2021, we issued 20,743,878 shares of the Company’s common stock under our May 2021 ATM Offering for net cash proceeds of $62,671,123.

Subsequent to October 31, 2021, we issued 6,655,295 shares of the Company’s common stock under our May 2021 ATM Offering for net cash proceeds of $28,919,064 and issued 747,841 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $2,558,808.

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

During Fiscal 2021, we made voluntary payments totaling $10,000,000 to certain Lenders, which decreased the principal balance outstanding to $10,000,000 as at October 31, 2021.

Subsequent to October 31, 2021, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued 161,594 shares with a fair value of $600,000, representing 6.0% of the $10,000,000 principal balance outstanding, as payment of anniversary fees to our Lender.

Operating Activities

During the three months ended October 31, 2021, net cash used in operating activities was $12,283,278, of which $7,044,940 was for purchases of uranium concentrate inventories. Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments. During the three months ended October 31, 2020, net cash used in operating activities was $2,575,118 for mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the three months ended October 31, 2021, net cash provided by financing activities totaled $63,918,267, comprised of net proceeds of $62,671,123 from the 2021 ATM Offering and net proceeds of $1,294,107 from the exercise of stock options and share purchase warrants, offset by $46,963 payments for a promissory note. During the three months ended October 31, 2020, cash provided by financing activities was $14,130,965 primarily from a public offering completed in September 2020.

Investing Activities

During the three months ended October 31, 2021, net cash provided by investing activities totaled $356,355, comprised of cash proceeds of $9,980,220 from sales of an available-for-sale security, offset by cash used in investment in an available-for-sale security of $9,433,068, cash used in prepaid transaction costs related to U1A Acquisition totaling $177,010, cash used for investment in mineral rights and properties of $6,274 and cash used for the purchase of property, plant and equipment of $7,513. During the three months ended October 31, 2020, net cash used by investing activities totaled $10,002,903, primarily for cash used for investments in term deposits of $10,000,000 and cash used for the purchase of property, plant and equipment of $2,903.

Stock Options and Warrants

As of October 31, 2021, we had stock options outstanding representing 9,323,790 shares at a weighted-average exercise price of $1.20 per share, and share purchase warrants outstanding representing 4,895,474 shares at a weighted-average exercise price of $1.91 per share. As of October 31, 2021, outstanding stock options and warrants represented a total 14,219,264 shares issuable for gross proceeds of approximately $20.5 million should these stock options and warrants be exercised in full on a cash basis. As of October 31, 2021, outstanding in-the-money share purchase warrants and stock options represented a total of 14,037,446 shares exercisable for gross proceeds of approximately $19.8 million should these in-the-money share purchase warrants and stock options be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of the respective holders and accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three months ended October 31, 2021 and 2020, we incurred $2,106 and $16,667, respectively, in general and administrative costs, paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As of October 31, 2021, the amount owing to Blender was $515 (July 31, 2021: $843).

Material Commitments

Uranium Purchase Commitments

During the three months ended October 31, 2021, we entered into agreements to purchase 400,000 pounds of uranium concentrate inventories under our Physical Uranium Initiative Program, of which 200,000 pounds have been received.

Our uranium concentrate purchase commitments at the date of this Quarterly Report are as follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	300,000	$9,080,000
Fiscal 2023	1,205,000	39,409,000
Fiscal 2024	495,000	16,913,250
Fiscal 2025	400,000	14,130,000
Fiscal 2026	100,000	3,620,000
Total	2,500,000	$83,152,250

Long-Term Debt Obligations

At October 31, 2021, we have made all scheduled payments and complied with all covenants under our Credit Facility, and we expect to continue complying with all scheduled payments and covenants during Fiscal 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the consolidated financial statements as presented under Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for Fiscal 2021.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for Fiscal 2021.

Subsequent Events

Subsequent to October 31, 2021, we issued 6,655,295 shares of the Company’s common stock under our May 2021 ATM Offering for net cash proceeds of $28,919,064 and issued 747,841 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $2,558,808.

Subsequent to October 31, 2021, we received 400,000 pounds of uranium concentrate inventories at a total purchase price of $12,885,000 under our Physical Uranium Initiative Program.

Subsequent to October 31, 2021, we entered into a definitive share purchase agreement with Uranium One Investments Inc., a subsidiary of Uranium One Inc., to acquire all of the issued and outstanding shares of U1A for a total consideration of $125.4 million, which is comprised of $111.6 million in cash and a further cash payment of $13.8 million equal to the amount of cash deposited by U1A in a surety deposit account that will remain with the Company after the U1A Acquisition.

Subsequent to October 31, 2021, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued 161,594 shares with a fair value of $600,000 as payment of anniversary fees to our Lender.

Subsequent to October 31, 2021, we sold 300,000 pounds of uranium inventories for total proceeds of $13,146,000.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2021.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting and disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1933, as amended (the “Exchange Act”)) and, as of the end of the period covered by this Quarterly Report, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

In addition to the information contained in our Annual Report on Form 10-K for Fiscal 2021, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for Fiscal 2021.

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

As more fully described under Item 1, Business, in our Annual Report on Form 10-K for Fiscal 2021, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay. In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8, our only sales product and source of revenue. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $293.7 million as of October 31, 2021. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As of October 31, 2021, we had working capital of $121.4 million including cash and cash equivalents of $96.3 million and uranium inventory holdings of $36.0 million. Subsequent to October 31, 2021, we received further cash proceeds of $31.5 million under the 2021 ATM Offerings and sold 300,000 pounds of uranium inventories for total proceeds of $13.1 million.  As of the date of this Quarterly Report, we have uranium purchase commitments of $28.8 million that will become due in the next 12 months from the date of this Quarterly Report. In addition, as of October 31, 2021, we had $10 million of term debt with a maturity date of January 31, 2022. Subsequent to October 31, 2021, we entered into a definitive share purchase agreement with Uranium One Investments Inc. to acquire all the issued and outstanding shares of U1A for total consideration of $125.4 million, which is comprised of $111.6 million in cash and a further cash payment of $13.8 million equal to the amount of cash deposited by U1A in a surety deposit account that will remain with the Company after the U1A Acquisition. We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to complete the U1A Acquisition, fulfill our uranium inventory purchase commitments, repay the $10 million principal amount of our term debt, and carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond those 12 months will be dependent upon our ability to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, our Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

During Fiscal 2019, we entered into the Third Amended and Restated Credit Agreement under our Credit Facility with our Lenders under which we had previously drawn down the maximum $20 million in principal. During Fiscal 2021, we made voluntary payments totaling $10 million to certain Lenders, reducing the principal amount outstanding to $10 million as at October 31, 2021. The Credit Facility requires monthly interest payments calculated at 8% per annum and other periodic fees. Our ability to continue making these scheduled payments will be dependent on and may change as a result of our financial condition and operating results. Failure to make any of these scheduled payments will put us in default with the Credit Facility which, if not addressed or waived, could require accelerated repayment of our indebtedness and/or enforcement by the Lenders against our assets. Enforcement against our assets would have a material adverse effect on our financial condition and operating results.

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

We have a limited history of uranium extraction and generating revenue. In November 2010 we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the three months ended October 31, 2021, and any other fiscal years.

During the three months ended October 31, 2021, we continued to operate our Palangana Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from the Palangana Mine is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at the Palangana Mine will eventually deplete the Palangana Mine or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have established the existence of mineralized materials for certain of our projects, including the Palangana Mine. We have not established proven or probable reserves, as defined by the SEC, through the completion of a “final” or “bankable” feasibility study for any of our projects, including the Palangana Mine. Furthermore, we have no plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining, such as the Palangana Mine. Since we commenced uranium extraction at the Palangana Mine without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from the Palangana Mine should not in any way be associated with having established or produced from proven or probable reserves.

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

Despite the fact that we commenced uranium extraction at the Palangana Mine in November 2010, we remain in the Exploration Stage, as defined by the SEC, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with U.S. GAAP under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time we exit the Exploration Stage.  Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, our Palangana Mine, our Reno Creek Project and our Alto Paraná Project and have recorded a liability of $4.0 million on our balance sheets as at October 31, 2021 to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015 we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $4.0 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We cannot provide any assurance that our Physical Uranium Initiative Program involving the strategic acquisition of physical uranium will be successful, which may have an adverse effect on our results of operations.

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

As part of our Physical Uranium Initiative Program, we have entered into commitments to purchase U3O8 and may purchase additional quantities. There is no certainty that any future purchases contemplated by us will be completed.

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

By holding our uranium inventories at the ConverDyn conversion facility we are exposed to the credit and operational risks of the facility. There is no guarantee that we can fully recover all of our investment in uranium held with the facility in the event of a disruptive event. Failure to recover all uranium holdings could have a material adverse effect on our financial condition. Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with ConverDyn or our insurance arrangements, and we may be financially and legally responsible for losses and/or damages not covered by indemnity provisions or insurance. Such responsibility could have a material adverse effect on our financial condition.

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

In March 2020 the COVID-19 pandemic resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. In 2020 significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan, and Namibia. In 2021, although most production impacted by COVID-19 has returned to an operating status, some production has continued to be affected.   It is unknown at this time exactly how long all the impacts will last or how much uranium production will ultimately be removed from the market as a result of the COVID-19 pandemic. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment facility shutdowns.

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

Closing of our UIA Acquisition is subject to certain conditions precedent which may not be met.

The closing of our U1A Acquisition is subject to certain conditions precedent, which may not be met.

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

We are authorized to issue 750,000,000 shares of common stock of which 258,996,829 shares were issued and outstanding as of October 31, 2021. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2021, we issued the following securities that were not registered under the Securities Act:

●

on September 30, 2021, we issued an aggregate of 4,607 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.93 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and

●

on October 14, 2021, we issued an aggregate of 64,149 shares of common stock to a certain vendor pursuant to a Property Purchase Agreement dated October 6, 2021, at a deemed issuance price of $3.0898 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended October 31, 2021, the Company’s Palangana Mine was not subject to regulation by the Mine Safety Act.

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

101.1NS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definitions Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: December 14, 2021

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: December 14, 2021