Form 10-Q
period 2022-01-31
URANIUM ENERGY CORP
filed 2022-03-17
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended January 31, 2022

or

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 283,015,176 shares of common stock outstanding as of March 16, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Unaudited – Expressed in U.S. Dollars)

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited – Expressed in U.S. Dollars)

	Note(s)	January 31, 2022	July 31, 2021

CURRENT ASSETS
Cash and cash equivalents	3,7	$22,663,251	$44,312,780
Inventories	3,4	40,231,990	29,172,480
Prepaid expenses and deposits	3	2,552,370	1,434,404
Other current assets		212,831	125,698
TOTAL CURRENT ASSETS		65,660,442	75,045,362

MINERAL RIGHTS AND PROPERTIES	3,5	174,712,496	63,784,003
PROPERTY, PLANT AND EQUIPMENT	3,6	20,286,678	7,358,037
RESTRICTED CASH	3,7	15,792,274	2,037,677
EQUITY-ACCOUNTED INVESTMENT	8	23,009,832	20,729,674
OTHER NON-CURRENT ASSETS	3	2,755,424	586,332
TOTAL ASSETS		$302,217,146	$169,541,085

CURRENT LIABILITIES
Accounts payable and accrued liabilities	9	$3,359,669	$2,763,570
Other current liabilities	3,12	566,854	430,409
Current portion of long-term debt	10	-	10,075,231
TOTAL CURRENT LIABILITIES		3,926,523	13,269,210

ASSET RETIREMENT OBLIGATIONS	3,11	16,831,043	3,938,655
OTHER NON-CURRENT LIABILITIES	3,12	1,077,570	337,084
DEFERRED TAX LIABILITIES		538,460	540,992
TOTAL LIABILITIES		22,373,596	18,085,941

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 277,838,585 shares issued and outstanding (July 31, 2021 - 236,796,866)	13	277,838	236,797
Additional paid-in capital		578,360,849	441,990,650
Share issuance obligation		359,560	359,560
Accumulated deficit		(299,173,203)	(291,625,110)
Accumulated other comprehensive income		18,506	493,247
TOTAL EQUITY		279,843,550	151,455,144
TOTAL LIABILITIES AND EQUITY		$302,217,146	$169,541,085

SUBSEQUENT EVENTS	4,7,13,14

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited – Expressed in U.S. Dollars)

		Three Months Ended January 31,		Six Months Ended January 31,
	Note(s)	2022	2021	2022	2021
SALES AND SERVICE REVENUE	14	$13,190,925	$-	$13,190,925	$-
COST OF SALES AND SERVICES	14	(9,248,208)	-	(9,248,208)	-
GROSS PROFIT		3,942,717	-	3,942,717	-

OPERATING COSTS
Mineral property expenditures	5	2,109,173	961,257	3,765,689	1,663,018
General and administrative	9,13	3,715,438	2,464,703	6,832,149	5,050,392
Acquisition-related costs	3	2,644,980	-	2,644,980	-
Depreciation, amortization and accretion	5,6,11	402,980	97,598	501,420	196,778
TOTAL OPERATING COSTS		8,872,571	3,523,558	13,744,238	6,910,188
LOSS FROM OPERATIONS		(4,929,854)	(3,523,558)	(9,801,521)	(6,910,188)

OTHER INCOME (EXPENSES)
Interest income		10,558	8,753	31,129	14,363
Interest expenses and finance costs	10	(566,836)	(829,727)	(1,097,714)	(1,720,641)
Income (loss) from equity-accounted investment	8	1,732	600,913	2,754,899	(102,692)
Gain on loan extinguishment		-	278,617	-	278,617
Realized gain on available-for-sale security		-	-	547,152	-
Other income		7,895	2,902	14,680	14,088
Gain on disposition of assets		750	-	750	-
OTHER INCOME (EXPENSES)		(545,901)	61,458	2,250,896	(1,516,265)
LOSS BEFORE INCOME TAXES		(5,475,755)	(3,462,100)	(7,550,625)	(8,426,453)

DEFERRED TAX BENEFIT		1,488	1,041	2,532	1,857
NET LOSS FOR THE PERIOD		(5,474,267)	(3,461,059)	(7,548,093)	(8,424,596)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation (loss) gain	8	(617,910)	486,038	(474,741)	548,799
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(617,910)	486,038	(474,741)	548,799
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(6,092,177)	$(2,975,021)	$(8,022,834)	$(7,875,797)

NET LOSS PER SHARE, BASIC AND DILUTED	15	$(0.02)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		269,120,537	198,673,515	257,989,930	194,314,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited – Expressed in U.S. Dollars)

		Six Months Ended January 31
	Note(s)	2022	2021
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(7,548,093)	$(8,424,596)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	2,574,866	2,596,573
Depreciation, amortization and accretion	5,6,11	501,420	196,778
Amortization of long-term debt discount	10	524,769	825,695
Gain on disposition of assets		(750)	-
Gain on loan extinguishment		-	(278,617)
(Income) loss from equity-accounted investment	8	(2,754,899)	102,692
Deferred tax benefits		(2,532)	(1,857)
Realized gain on available-for-sale security		(547,152)	-
Foreign exchange loss		-	1,457
Changes in operating assets and liabilities
Inventories	4	(10,867,495)	-
Prepaid expenses and deposits		(69,055)	(355,290)
Other current assets		17,376	5,992
Accounts payable and accrued liabilities		450,289	(286,578)
Other liabilities		8,838	14,579
NET CASH USED IN OPERATING ACTIVITIES		(17,712,418)	(5,603,172)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	13	133,143,203	15,419,317
Repayments of long-term debt	10	(10,000,000)	(2,000,000)
Repayments of other loans		(94,523)	(30,231)
NET CASH PROVIDED BY FINANCING ACTIVITIES		123,048,680	13,389,086

INVESTING ACTIVITIES
Net cash used in U1A Acquisition	3	(113,587,952)	-
Investment in mineral rights and properties	5	(39,901)	(80,000)
Purchase of property, plant and equipment		(84,600)	(140,340)
Investment in other assets		(66,643)	-
Investment in term deposits		-	(10,000,000)
Proceeds from redemption of term deposits		-	6,000,000
Proceeds from disposition of assets		750	-
Investment in available-for-sale security		(9,433,068)	-
Proceeds from sale of available-for-sale security		9,980,220	-
NET CASH USED IN INVESTING ACTIVITIES		(113,231,194)	(4,220,340)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(7,894,932)	3,565,574
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		46,350,457	6,986,919
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	7	$38,455,525	$10,552,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2021	236,796,866	$236,797	$441,990,650	$359,560	$(291,625,110)	$493,247	$151,455,144
Common stock
Issued under ATM offering, net of issuance costs	20,743,878	20,744	62,650,379	-	-	-	62,671,123
Issued upon exercise of stock options	753,990	754	383,025	-	-	-	383,779
Issued upon exercise of warrants	491,849	492	909,836	-	-	-	910,328
Issued for acquisition of mineral properties	64,149	64	219,326	-	-	-	219,390
Stock-based compensation
Common stock issued for consulting services	4,607	5	14,046	-	-	-	14,051
Common stock issued under Stock Incentive Plan	141,490	140	355,088	-	-	-	355,228
Amortization of stock-based compensation	-	-	803,160	-	-	-	803,160
Net loss for the period	-	-	-	-	(2,073,826)	-	(2,073,826)
Other comprehensive income	-	-	-	-	-	143,169	143,169
Balance, October 31, 2021	258,996,829	$258,996	$507,325,510	$359,560	$(293,698,936)	$636,416	$214,881,546
Common stock
Issued as anniversary fees for credit facility	161,594	161	599,839	-	-	-	600,000
Issued under ATM offering, net of issuance costs	17,751,658	17,752	67,954,914	-	-	-	67,972,666
Issued upon exercise of stock options	193,345	193	63,211	-	-	-	63,404
Issued upon exercise of warrants	572,850	573	1,141,330	-	-	-	1,141,903
Issued for acquisition of mineral properties	47,715	48	206,081	-	-	-	206,129
Stock-based compensation
Common stock issued for consulting services	4,608	5	16,629	-	-	-	16,634
Common stock issued under Stock Incentive Plan	109,986	110	399,338	-	-	-	399,448
Amortization of stock-based compensation	-	-	653,997	-	-	-	653,997
Net loss for the period	-	-	-	-	(5,474,267)	-	(5,474,267)
Other comprehensive loss	-	-	-	-	-	(617,910)	(617,910)
Balance, January 31, 2022	277,838,585	$277,838	$578,360,849	$359,560	$(299,173,203)	$18,506	$279,843,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2020	184,635,870	$184,636	$341,059,972	$103,554	$(276,811,300)	$(120,244)	$64,416,618
Common stock
Issued for equity financing, net of issuance costs	12,500,000	12,500	12,455,787	-	-	-	12,468,287
Issued upon exercise of stock options	13,532	15	9,294	-	-	-	9,309
Stock-based compensation
Common stock issued under Stock Incentive Plan	227,390	226	235,043	30,321	-	-	265,590
Amortization of stock-based compensation	-	-	1,046,175	-	-	-	1,046,175
Warrants
Issued for equity financing	-	-	1,518,432	-	-	-	1,518,432
Issued for equity financing as issuance costs	-	-	134,937	-	-	-	134,937
Net loss for the period	-	-	-	-	(4,963,537)	-	(4,963,537)
Other comprehensive income	-	-	-	-	-	62,761	62,761
Balance, October 31, 2020	197,376,792	$197,377	$356,459,640	$133,875	$(281,774,837)	$(57,483)	$74,958,572
Common stock
Issued under ATM offering, net of issuance costs	632,487	632	1,073,705	-	-	-	1,074,337
Issued as anniversary fees for credit facility	1,249,039	1,249	1,168,751	-	-	-	1,170,000
Issued upon exercise of stock options	559,528	559	211,566	-	-	-	212,125
Issued upon exercise of warrants	1,050	1	1,889	-	-	-	1,890
Stock-based compensation
Common stock issued for consulting services	-	-	-	40,009	-	-	40,009
Common stock issued under Stock Incentive Plan	323,660	324	358,359	(30,321)	-	-	328,362
Amortization of stock-based compensation	-	-	836,569	-	-	-	836,569
Net loss for the period	-	-	-	-	(3,461,059)	-	(3,461,059)
Other comprehensive income	-	-	-	-	-	486,038	486,038
Balance, January 31, 2021	200,142,556	$200,142	$360,110,479	$143,563	$(285,235,896)	$428,555	$75,646,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003.  Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company” or “we” or “UEC”) are engaged in uranium and titanium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates and titanium minerals, on projects located in the United States, Canada and the Republic of Paraguay.

As at January 31, 2022, we had working capital of $61.7 million including cash and cash equivalents of $22.7 million and uranium inventory holdings of $39.8 million. Subsequent to January 31, 2022, we received further cash proceeds of $16.5 million from our at-the-market offerings (refer to Note 13: Capital Stock). We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2021 (“Fiscal 2021”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022 (“Fiscal 2022”).

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana and recently acquired Christensen Ranch Mines (collectively, the “ISR Mines”).  We have not established proven or probable reserves, as defined by the SEC, through the completion of a final or bankable feasibility study for any of our uranium projects.  Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining.  As a result, we remain in the Exploration Stage, as defined by the SEC, and will continue to remain in the Exploration Stage until such time that proven or probable reserves have been established.

Since we commenced the extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from the ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

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

Business Combination

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues, and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements (the “income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (the “market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (the “cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

NOTE 3:	ACQUISITION OF URANIUM ONE AMERICAS, INC.

On December 17, 2021, we completed the acquisition of all the issued and outstanding shares of Uranium One Americas, Inc. (“U1A”), a Nevada corporation, from Uranium One Investments Inc., a subsidiary of Uranium One Inc., for total cash consideration of $128,494,545 (the “U1A Acquisition”). Subsequent to the completion of the U1A Acquisition, we changed the name of U1A to UEC Wyoming Corp. (“UEC Wyoming”) and, in conjunction therewith, we also changed the name of U1A’s wholly-owned subsidiary, Uranium One USA Inc., a Delaware corporation, to UEC Uranium Corp.

The UEC Wyoming’s portfolio of projects (the “UEC Wyoming Portfolio”) primarily consists of 12 projects located in Wyoming, six of which are located in the Powder River Basin with four fully permitted, and six of which are located in the Great Divide Basin.  The U1A Acquisition creates a Wyoming hub-and-spoke operation for UEC, which is anchored by UEC Wyoming’s Irigaray processing facility.

The U1A Acquisition was accounted for as a business combination with UEC identified as the acquirer.  The Company’s assumption that the U1A Acquisition is a business combination is based on the Company’s assessment that substantially all the fair value of the assets are not concentrated in a single asset or group of similar assets.  In accordance with the acquisition method of accounting, the purchase price has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date.  In connection with the U1A Acquisition, we incurred acquisition-related costs of $2,644,980, which were expensed in the three and six months ended January 31, 2022.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

As of January 31, 2022, we had not yet completed the analysis to assign fair values to all assets acquired and liabilities assumed and, therefore the purchase price allocation for the U1A Acquisition is preliminary. The preliminary purchase price allocation may be subject to further refinement and adjustments which may result in material changes to the estimated fair value of assets acquired and liabilities assumed.  The purchase price allocation adjustments can be made throughout the end of UEC’s measurement period, which is not to exceed one year from the acquisition date.

The table below sets forth the consideration paid and the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed for the U1A Acquisition:

Consideration paid
Cash	$125,592,602
Working capital adjustment (1)	2,901,943
Total consideration paid	$128,494,545

Assets acquired and liabilities assumed
Cash & cash equivalents (1)	$1,183,369
Prepaid expenses and deposits (1)	1,549,166
Other current assets (1)	73,200
Inventories (1)	192,015
Mineral rights and properties (2)	110,413,823
Property, plant and equipment (3)	13,159,570
Restricted cash	13,754,533
Other non-current assets (4)	1,736,527
Total assets	142,062,203

Accounts payable and accrued liabilities (1)	95,807
Other liabilities (4)	764,603
Asset retirement obligations (5)	12,707,248
Total liabilities	13,567,658
Total net assets	$128,494,545

Notes:
(1)

Working capital adjustment represents the working capital of UEC Wyoming at the date of acquisition, which was comprised of: (i) cash and cash equivalents of $1,183,369; (ii) prepaid expenses and deposits of $1,549,166; (iii) other current assets of $73,200; (iv) inventories of $192,015; and (v) accounts payable and accrued liabilities of $95,807. The fair value of these working capital items approximates their respective carrying values at the date of the acquisition.

(2)

Preliminary fair value of mineral rights and properties was determined using a discounted cash flow model (being the net present value of expected future cash flows). Expected future cash flows are based on estimates of future uranium prices and projected future revenues, estimated quantities of mineral resources and production, expected future production costs, and capital expenditures based on the life of mine plans as at the acquisition date.

(3)	Preliminary fair value of property, plant and equipment was determined using a replacement cost approach.
(4)

Other non-current assets included certain material and supply inventories classified as non-current and right-of-use (“ROU”) assets associated with UEC Wyoming’s operating leases. The preliminary fair value of long-term inventory was determined to approximate its carrying value. ROU assets and lease liabilities for operating leases are measured based on the present value of the future lease payments over the remaining lease terms at the acquisition date.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

(5)

Preliminary fair value of asset retirement obligations was measured based on the expected costs and timing for final well closure, plant and equipment decommissioning and removal, and environmental remediation, which are discounted to present value using credit adjusted risk-free rates.

Since it has been consolidated from December 17, 2021, UEC Wyoming’s losses totaling $919,617 were included in UEC’s consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2022.

The following unaudited proforma financial information presents consolidated results assuming the U1A Acquisition occurred on August 1, 2020.

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Sales and Service Revenue	$13,233,917	$30,091	$13,327,357	$30,091
Net Loss	(6,423,162)	(5,021,843)	(10,027,917)	(11,784,482)

NOTE 4:	INVENTORIES

During the six months ended January 31, 2022, we received 600,000 pounds of uranium concentrate inventories, and entered into agreements to purchase additional 700,000 pounds of uranium concentrate inventories under our physical uranium program (the “Physical Uranium Program”).

As at January 31, 2022, costs of inventories consisted of the following:

	January 31, 2022	July 31, 2021
Material and supplies	$227,466	$33,781
Uranium concentrates from production	177,881	177,881
Purchased uranium inventories	39,826,643	28,960,818
	$40,231,990	$29,172,480

As of January 31, 2022, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	300,000	$9,080,000
Fiscal 2023	1,505,000	53,134,000
Fiscal 2024	495,000	16,913,250
Fiscal 2025	400,000	14,130,000
Fiscal 2026	100,000	3,620,000
Total	2,800,000	$96,877,250

Subsequent to January 31, 2022, we received 200,000 pounds of uranium concentrate inventories for a total purchase price of $6,000,000.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

Subsequent to January 31, 2022, we entered into agreements to purchase 700,000 pounds of uranium concentrate inventories under our Physical Uranium Program for a total purchase price of $35,570,000 with delivery dates from March 2022 to November 2024.

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

During the three months ended January 31, 2022, in connection with the U1A Acquisition, we acquired the UEC Wyoming Portfolio, which primarily consists of 12 projects located in Wyoming, six of which are located in the Powder River Basin with four fully permitted, and six of which are located in the Great Divide Basin.  The UEC Wyoming Portfolio also consists of dozens of under-explored, mineralized brownfield projects, backed by detailed databases of historic uranium exploration and development programs.  Refer to Note 3: Acquisition of Uranium One Americas, Inc.

As of January 31, 2022, the preliminary fair value allocated to the UEC Wyoming Portfolio was $110,413,823 in aggregation, but we had not yet completed the analysis to assign fair values to each individual project that comprises UEC Wyoming Portfolio.

As at January 31, 2022, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. As of January 31, 2022, annual maintenance payments of approximately $5.0 million will be required to maintain these mineral rights.

As at January 31, 2022, the carrying value of our mineral rights and properties, including the recently acquired UEC Wyoming Portfolio, were as follows:

	January 31, 2022	July 31, 2021
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	949,854	899,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	90,000	60,000
Reno Creek Project	31,527,870	31,527,870
UEC Wyoming Portfolio	110,413,823	-
Diabase Project	982,358	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,433,030	1,433,030
Other Property Acquisitions	91,080	91,080
	178,640,630	67,711,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	174,710,746	63,781,503

Databases and Land Use Agreements	2,458,808	2,458,808
Accumulated Amortization	(2,457,058)	(2,456,308)
	1,750	2,500
	$174,712,496	$63,784,003

We have not established proven or probable reserves, as defined by the SEC, for any of our mineral projects.  We have established the existence of mineralized materials for certain mineral projects.  Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

During the six months ended January 31, 2022, we entered into property purchase agreements, whereby we acquired 10 mineral claims as additions to our existing Diabase Project (the “Diabase Additions”) located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada. In connection with the Diabase Additions, we paid total consideration of $435,420, which consisted of 111,864 shares with a fair value of $425,519 and transaction costs of $9,901. As a result of these claims being added to our existing Diabase Project, the carrying value of our Diabase Project increased to $982,358 ( July 31, 2021: $546,938).

During the three and six months ended January 31, 2022 and 2021, we continued with reduced operations at our ISR Mines to capture residual uranium only. As a result, no depletion for the ISR Mines was recorded on our condensed consolidated financial statements for the three and six months ended January 31, 2022 and 2021.

Mineral property expenditures incurred on our projects, including $438,784 incurred for the UEC Wyoming Portfolio since the date of U1A Acquisition, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Mineral Property Expenditures
Palangana Mine	$266,396	$232,866	$511,716	$431,668
Goliad Project	31,986	71,267	129,440	117,056
Burke Hollow Project	702,155	185,838	1,417,696	315,616
Longhorn Project	4,529	2,289	7,450	4,577
Salvo Project	4,453	7,673	10,149	15,865
Anderson Project	16,114	19,425	32,609	38,891
Workman Creek Project	8,168	8,167	16,755	16,365
Slick Rock Project	12,994	12,993	26,484	26,129
Reno Creek Project	224,333	169,576	424,152	270,066
Allemand Ross Project	48,889	-	48,889	-
Christensen Ranch Mine	263,227	-	263,227	-
Ludeman Project	46,277	-	46,277	-
Moore Ranch Project	18,547	-	18,547	-
Yuty Project	12,567	8,334	20,612	14,328
Oviedo Project	139,847	98,804	322,594	146,415
Alto Paraná Titanium Project	143,794	29,463	204,652	45,914
Other Mineral Property Expenditures	164,897	114,562	264,440	220,128
	$2,109,173	$961,257	$3,765,689	$1,663,018

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

During the three months ended January 31, 2022, in connection with the U1A Acquisition, we acquired a satellite plant located at the Christensen Ranch Mine (the “Christensen Plant”), a central processing plant (the “Irigaray Processing Facility”), and various equipment with a total fair value of $13,159,570.  Refer to Note 3: Acquisition of Uranium One Americas Inc.  The recently acquired plant. facility and equipment have an estimated useful life of three to 21 years and will be depreciated using the straight-line method over their respective useful lives.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

As at January 31, 2022, property, plant and equipment consist of the following:

	January 31, 2022			July 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and Processing Facilities	$18,622,945	$(1,034,024)	$17,588,921	$6,642,835	$(851,075)	$5,791,760
Mining Equipment	2,807,651	(2,361,006)	446,645	2,355,341	(2,313,489)	41,852
Logging Equipment and Vehicles	2,705,582	(1,825,440)	880,142	1,923,983	(1,774,887)	149,096
Computer Equipment	348,929	(304,553)	44,376	326,056	(283,645)	42,411
Furniture and Fixtures	190,731	(176,978)	13,753	184,941	(172,302)	12,639
Buildings	297,518	(64,760)	232,758	297,518	(57,322)	240,196
Land	1,080,083	-	1,080,083	1,080,083	-	1,080,083
	$26,053,439	$(5,766,761)	$20,286,678	$12,810,757	$(5,452,720)	$7,358,037

NOTE 7:	RESTRICTED CASH

Restricted cash includes cash and cash equivalents and money market funds pledged as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, and for estimated reclamation costs associated with our plants, processing facilities and various projects. Restricted cash will be released upon the completion of reclamation of a plant or a mineral property or the restructuring of a surety and collateral arrangement.

As at January 31, 2022, restricted cash consisted of the following:

	January 31, 2022	July 31, 2021
Restricted cash, beginning of period	$2,037,677	$1,839,216
Restricted cash received from U1A Acquisition	13,754,533	-
Additional surety bond collateral	-	198,377
Interest received	64	84
Restricted cash, end of period	$15,792,274	$2,037,677

Cash, cash equivalents and restricted cash are included in the following accounts as at  January 31, 2022 and 2021:

	January 31, 2022	January 31, 2021
Cash and cash equivalents	$22,663,251	$8,713,193
Restricted cash	15,792,274	1,839,300
Total cash, cash equivalents and restricted cash	$38,455,525	$10,552,493

Subsequent to January 31, 2022, we received $1,754,507 as a result of the partial release of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility.

NOTE 8:	EQUITY-ACCOUNTED INVESTMENT

As at January 31, 2022, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 16.2% ( July 31, 2021: 18.1%) interest in URC. In addition, two of our officers are members of URC’s board of directors, and one is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2022. Should URC's outstanding options and warrants be fully exercised, UEC's ownership interest would decrease from 16.2% to 13.5%.

URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V” and on NASDAQ with the trading symbol “UROY”. As at January 31, 2022, the fair value of our investment in URC was approximately $48.8 million.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

During the six months ended January 31, 2022, the change in carrying value of the equity-accounted investment is summarized as follows:

Balance, July 31, 2021	$20,729,674
Share of income from URC	182,717
Gain on dilution of ownership interest	2,572,182
Translation loss	(474,741)
Balance, January 31, 2022	$23,009,832

For the three and six months ended January 31, 2022 and 2021, income (loss) from our equity-accounted investment consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Share of income (loss) from URC	$(651,996)	$600,913	$182,717	$(102,692)
Gain on dilution of ownership interest	653,728	-	2,572,182	-
Total	$1,732	$600,913	$2,754,899	$(102,692)

For the three and six months ended January 31, 2022, we recorded a gain on dilution of ownership interest of $653,728 and $2,572,182, respectively, as a result of URC issuing shares under its at-the-market offering and the exercise of certain URC stock options and share purchase warrants.

For the three and six months ended January 31, 2022, we recorded translation losses of $617,910 and $474,741 (three and six months ended January 31, 2021: translation gains of $486,038 and $548,799), respectively, as a result of translating the ending balance of the equity-accounted investment denominated in Canadian Dollars to U.S. Dollars using the respective period end exchange rates, which was included in other comprehensive (loss) income in our condensed consolidated statements of operations and comprehensive loss.

NOTE 9:	RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2022, we incurred $2,269 and $4,375 (three and six months ended January 31, 2021: $17,464 and $34,141), respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As at January 31, 2022, the amount owing to Blender was $Nil ( July 31, 2021: $843), which was included in Accounts Payable and Accrued Liabilities on our condensed consolidated balance sheets.

NOTE 10:	LONG-TERM DEBT

During the six months ended January 31, 2022, the movement of our term debt is as follows:

Balance, July 31, 2021	$10,075,231
Amortization of discount and accrued fees	524,769
Payment of anniversary fees	(600,000)
Principal repayment	(10,000,000)
Balance, January 31, 2022	$-

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

During the three and six months ended January 31, 2022, amortization of debt discount totaled $259,198 and $524,769 (three and six months ended January 31, 2021: $381,828 and $825,695), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss. During the three and six months ended January 31, 2022, we paid $204,444 and $408,889 (three and six months ended January 31, 2021: $368,000 and $776,889), respectively, in cash to our lenders (the “Lenders”) for interest on the long-term debt.

During the three months ended January 31, 2022, we repaid $10,000,000 principal amount to our remaining Lender under the Company’s credit facility.

During the three months ended January 31, 2022, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued 161,594 shares with a fair value of $600,000 as payment of anniversary fees to our remaining Lender.

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project, as well as our recently acquired Christensen Ranch Mine and Satellite Plant, and Irigaray Processing Facility, pursuant to the U1A Acquisition.

Balance, July 31, 2021	$3,938,655
Accretion	185,140
Assumed from U1A Acquisition	12,707,248
Balance, January 31, 2022	$16,831,043

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2022			July 31, 2021
Undiscounted amount of estimated cash flows			$28,738,663			$8,221,018

Payable in years	1	to	23	9	to	21
Inflation rate	1.56%	to	5.32%	1.56%	to	2.17%
Discount rate	3.72%	to	6.35%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2022	$148,021
Fiscal 2023	434,262
Fiscal 2024	932,264
Fiscal 2025	1,472,226
Fiscal 2026	2,489,425
Remaining balance	23,262,465
$28,738,663

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

NOTE 12:	LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and processing facilities with a remaining term of 0.5 to 22.4 years. The leases for the processing facilities have an evergreen option that can continue for so long as they are in operation.

During the three and six months ended January 31, 2022 and 2021, total lease expenses include the following components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Operating Leases	$63,606	$52,372	$121,203	$106,833
Short-term Leases	189,204	20,313	527,625	42,955
Total Lease Expenses	$252,810	$72,685	$648,828	$149,788

As at January 31, 2022, the weighted average remaining lease term was 17.2 years and the weighted average discount rate was 4.53%.

During the six months ended January 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities totaled $115,371.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2022	$359,292
Fiscal 2023	170,273
Fiscal 2024	113,125
Fiscal 2025	104,123
Fiscal 2026	104,364
Thereafter	1,043,854
Total lease payments	1,895,031
Less: imputed interest	(497,695)
Present value of lease liabilities	$1,397,336

Current portion of lease liabilities	$383,970
Non-current portion of lease liabilities	$1,013,366

Current lease liabilities are included in Other Current Liabilities, and non-current lease liabilities are included in Other Non-Current Liabilities in our condensed consolidated balance sheets.

NOTE 13:	CAPITAL STOCK

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

On November 26, 2021, we filed a prospectus supplement to our Registration Statement on Form S-3 (the “2021 Shelf”) with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively with May 2021 ATM Offering, the “2021 ATM Offerings”).

During the three and six months ended January 31, 2022, we issued 6,655,295 and 27,399,173 shares, respectively, of the Company’s common stock under our May 2021 ATM Offering for net cash proceeds of $28,919,064 and $91,590,187, respectively.

During the three months ended January 31, 2022, we issued 11,096,363 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $39,053,602.

Subsequent to January 31, 2022, we issued 4,460,000 shares of the Company’s common stock under our November 2021 ATM Offering from February 1, 2022 to March 3, 2022 for net cash proceeds of $16,547,026.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants for the three and six months ended January 31, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2021	5,387,323	$1.90
Exercised	(491,849)	1.85
Balance, October 31, 2021	4,895,474	1.91
Exercised	(572,850)	1.99
Balance, January 31, 2022	4,322,624	$1.90

During the three and six months ended January 31, 2022, we received cash proceeds of $1,141,903 and $2,052,231, respectively, from the exercise of share purchase warrants.

A summary of share purchase warrants outstanding and exercisable as of January 31, 2022, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.80	4,115,806	0.64	September 23, 2022
1.64	25,000	1.30	May 21, 2023
4.13	181,818	4.18	April 5, 2026
$1.90	4,322,624	0.80

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

Stock Options

As of January 31, 2022, we had one stock option plan, our 2021 Stock Incentive Plan, which superseded and replaced our 2020 Stock Incentive Plan.

A continuity schedule of outstanding stock options for the underlying shares for the three and six months ended January 31, 2022, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2021	10,404,333	$1.21
Granted	10,000	2.89
Exercised	(1,030,543)	1.18
Expired	(60,000)	2.78
Balance, October 31, 2021	9,323,790	1.20
Exercised	(244,834)	1.27
Expired	(15,000)	1.36
Balance, January 31, 2022	9,063,956	$1.20

During the three and six months ended January 31, 2022 and 2021, the total number of stock options exercised, the number of shares issued upon exercise of those options and the cash received from such exercises are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Number of Options Exercised on Cash Basis	57,750	177,500	402,748	187,500
Number of Options Exercised on Forfeiture Basis	187,084	923,282	872,629	941,782
Total Number of Options Exercised	244,834	1,100,782	1,275,377	1,129,282

Number of Shares Issued on Cash Exercise	57,750	177,500	402,748	187,500
Number of Shares Issued on Forfeiture Basis	135,595	382,028	544,587	385,560
Total Number of Shares Issued Upon Exercise of Options	193,345	559,528	947,335	573,060

Cash Received from Exercise of Stock Options	$63,404	$212,125	$447,183	$221,434
Total Intrinsic Value of Options Exercised	$889,296	$822,237	$2,794,512	$828,615

A continuity schedule of outstanding unvested stock options as of January 31, 2022, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2021	3,891,207	$0.66
Granted	10,000	1.73
Vested	(265,427)	0.87
Balance, October 31, 2021	3,635,780	0.64
Vested	(1,069,948)	0.55
Balance, January 31, 2022	2,565,832	$0.68

As of January 31, 2022, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $796,083 to be recognized over the next 0.97 years.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

As of January 31, 2022, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $12,815,860 (vested: $9,560,154 and unvested: $3,255,706).

A summary of stock options outstanding and exercisable as of January 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at January 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at January 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80 to $0.99	4,794,247	$0.92	8.06	3,840,186	$0.92	7.96
$1.00 to $1.49	2,013,875	1.16	5.78	1,130,541	1.21	3.69
$1.50 to $2.89	2,255,834	1.82	4.88	1,527,397	1.63	2.70
	9,063,956	$1.20	6.76	6,498,124	$1.14	5.98

Restricted Stock Units

A summary of outstanding and unvested restricted stock units ( the “RSU”s) as of January 31, 2022, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	154,999	$0.94	0.49	$404,547
July 16, 2020	434,996	0.91	1.45	1,135,340
July 21, 2021	407,617	2.15	2.47	1,063,880
	997,612	$1.42	1.72	$2,603,767

During the three and six months ended January 31, 2022, stock-based compensation relating to RSUs totaled $188,821 and $377,642 (three and six months ended January 31, 2021: $271,834 and $543,668), respectively. As of January 31, 2022, outstanding unvested RSUs totaled 997,612 ( July 31, 2021: 997,612), and unrecognized compensation costs relating to unvested RSUs totaled $754,729, which is expected to be recognized over a period of approximately 1.51 years.

Performance Based Restricted Stock Units

During the three and six months ended January 31, 2022, stock-based compensation relating to target performance based restricted stock units (the “PRSU”s) totaled $73,269 and $146,689 (three and six months ended January 31, 2021: $37,544 and $75,088), respectively. As of January 31, 2022, outstanding unvested PRSUs totaled 1,250,451 ( July 31, 2021: 1,250,451), and unrecognized compensation costs relating to unvested PRSUs totaled $548,459, which is expected to be recognized over a period of approximately 1.53 years.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Stock-Based Compensation for Consultants
Common stock issued to consultants	$201,115	$119,847	$505,702	$239,317
Amortization of stock option expenses	56,802	65,774	136,575	169,702
	257,917	185,621	642,277	409,019
Stock-Based Compensation for Management
Amortization of stock option expenses	125,608	206,317	291,157	460,048
Amortization of RSU and PRSU expenses	262,090	309,378	524,331	618,756
	387,698	515,695	815,488	1,078,804
Stock-Based Compensation for Employees
Common stock issued to employees	339,094	261,642	612,007	474,512
Amortization of stock option expenses	209,497	255,100	505,094	634,238
	548,591	516,742	1,117,101	1,108,750
	$1,194,206	$1,218,058	$2,574,866	$2,596,573

NOTE 14:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

During the three months ended January 31, 2022, we recorded sales of $13,146,000 from the sale of 300,000 pounds of our uranium concentrate inventory. In addition, we recorded revenue from toll processing services of $44,925, which was generated from processing uranium resins according to a toll processing agreement that we inherited from the U1A Acquisition.

The table below provides a breakdown of sales and service revenue and cost of sales and service revenue:

	Three and Six Months Ended January 31,
	2022	2021
Sales of purchased uranium inventory	$13,146,000	$-
Revenue from toll processing services	44,925	-
Total sales and service revenue	$13,190,925	$-

Cost of purchased uranium inventory	$(9,210,770)	$-
Cost of toll processing services	(37,438)	-
Total cost of sales and services	$(9,248,208)	$-

Subsequent to January 31, 2022, we sold 200,000 pounds of uranium for total proceeds of $9,800,000.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

NOTE 15:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Numerator
Net Loss for the Period	$(5,474,267)	$(3,461,059)	$(7,548,093)	$(8,424,596)

Denominator
Basic Weighted Average Number of Shares	269,120,537	198,673,515	257,989,930	194,314,507
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	269,120,537	198,673,515	257,989,930	194,314,507

Net Loss per Share, Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

For the three and six months ended January 31, 2022 and 2021, all outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of the diluted loss per share since their effects would be anti-dilutive.

NOTE 16:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As of January 31, 2022, our long-term assets located in the United States totaled $197,452,623 or 83% of our total long-term assets of $236,556,704.

The tables below provide a breakdown of the long-term assets by geographic segments:

	January 31, 2022
Balance Sheet Items	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Mineral Rights and Properties	$12,420,411	$4,677,477	$141,941,693	$176,971	$982,358	$14,513,586	$174,712,496
Property, Plant and Equipment	6,645,133	-	13,243,462	-	29,388	368,695	20,286,678
Restricted Cash	1,948,704	15,000	13,828,570	-	-	-	15,792,274
Equity-Accounted Investment	-	-	-	-	23,009,832	-	23,009,832
Other Non-Current Assets	639,637	-	1,915,565	-	200,222	-	2,755,424
Total Long-Term Assets	$21,653,885	$4,692,477	$170,929,290	$176,971	$24,221,800	$14,882,281	$236,556,704

	July 31, 2021
Balance Sheet Items	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Mineral Rights and Properties	$12,421,161	$4,627,477	$31,527,870	$146,971	$546,938	$14,513,586	$63,784,003
Property, Plant and Equipment	6,645,905	-	312,763	-	34,036	365,333	7,358,037
Restricted Cash	1,948,704	15,000	73,973	-	-	-	2,037,677
Equity-Accounted Investment	-	-	-	-	20,729,674	-	20,729,674
Other Non-Current Assets	522,306	-	16,000	-	48,026	-	586,332
Total Long-Term Assets	$21,538,076	$4,642,477	$31,930,606	$146,971	$21,358,674	$14,878,919	$94,495,723

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited – Expressed in U.S. Dollars)

The tables below provide a breakdown of our operating results by geographic segments for the three and six months ended January 31, 2022 and 2021. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2022
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Sales and service revenue	$-	$-	$44,925	$13,146,000	$-	$-	$13,190,925
Cost of sales and services	-	-	(37,438)	(9,210,770)	-	-	(9,248,208)
Gross profit	-	-	7,487	3,935,230	-	-	3,942,717

Operating Costs:
Mineral property expenditures	1,105,249	28,274	663,117	16,336	(11)	296,208	2,109,173
General and administrative	2,482,465	3,720	162,413	395	1,055,768	10,677	3,715,438
Acquisition-related costs	-	-	2,644,980	-	-	-	2,644,980
Depreciation, amortization and accretion	89,655	-	308,122	-	3,807	1,396	402,980
Loss from operations	(3,677,369)	(31,994)	(3,771,145)	3,918,499	(1,059,564)	(308,281)	(4,929,854)

Other income (expenses)	(1,058,214)	(4,768)	(43,394)	-	559,447	1,028	(545,901)
Loss before income taxes	$(4,735,583)	$(36,762)	$(3,814,539)	$3,918,499	$(500,117)	$(307,253)	$(5,475,755)

	Three Months Ended January 31, 2021
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Operating Costs:
Mineral property expenditures	$602,513	$31,452	$169,576	$16,336	$4,779	$136,601	$961,257
General and administrative	1,895,718	4,105	20,249	345	533,421	10,865	2,464,703
Depreciation, amortization and accretion	89,372	-	3,719	-	4,972	(465)	97,598
Loss from operations	(2,587,603)	(35,557)	(193,544)	(16,681)	(543,172)	(147,001)	(3,523,558)

Other income (expenses)	(537,622)	(4,768)	(5,766)	-	609,666	(52)	61,458
Loss before income taxes	$(3,125,225)	$(40,325)	$(199,310)	$(16,681)	$66,494	$(147,053)	$(3,462,100)

	Six Months Ended January 31, 2022
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Sales and service revenue	$-	$-	$44,925	$13,146,000	$-	$-	$13,190,925
Cost of sales and services	-	-	(37,438)	(9,210,770)	-	-	(9,248,208)
Gross profit	-	-	7,487	3,935,230	-	-	3,942,717

Operating Costs:
Mineral property expenditures	2,257,326	57,849	862,936	36,760	2,960	547,858	3,765,689
General and administrative	5,084,274	7,440	183,808	740	1,535,520	20,367	6,832,149
Acquisition-related costs	-	-	2,644,980	-	-	-	2,644,980
Depreciation, amortization and accretion	179,255	-	311,841	-	7,505	2,819	501,420
Loss from operations	(7,520,855)	(65,289)	(3,996,078)	3,897,730	(1,545,985)	(571,044)	(9,801,521)

Other income (expenses)	(1,031,385)	(9,535)	(43,194)	-	3,333,179	1,831	2,250,896
Loss before income taxes	$(8,552,240)	$(74,824)	$(4,039,272)	$3,897,730	$1,787,194	$(569,213)	$(7,550,625)

	Six Months Ended January 31, 2021
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Operating Costs:
Mineral property expenditures	$1,079,843	$62,476	$270,066	$36,405	$7,571	$206,657	$1,663,018
General and administrative	4,063,077	7,825	37,719	718	918,629	22,424	5,050,392
Depreciation, amortization and accretion	178,744	-	7,438	-	9,280	1,316	196,778
Loss from operations	(5,321,664)	(70,301)	(315,223)	(37,123)	(935,480)	(230,397)	(6,910,188)

Other income (expenses)	(1,417,836)	(9,535)	(5,566)	-	(88,329)	5,001	(1,516,265)
Loss before income taxes	$(6,739,500)	$(79,836)	$(320,789)	$(37,123)	$(1,023,809)	$(225,396)	$(8,426,453)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended January 31, 2022, and our Form 10-K Annual Report for the fiscal year ended July 31, 2021, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2021, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2021, our most recently completed year end, to January 31, 2022, and our results of operations for the three and six months ended January 31, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2021.

Business

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2021.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, for shipping to a third-party storage and sales facility. As of January 31, 2022, we had no uranium supply or off-take agreements in place.

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

On December 17, 2021, we completed the acquisition of all the issued and outstanding shares of U1A (now UEC Wyoming Corp.) for total cash consideration of $128,494,545. The UEC Wyoming Portfolio primarily consists of 12 projects located in Wyoming, six of which are located in the Powder River Basin with four fully permitted, and six of which are located in the Great Divide Basin. The UEC Wyoming Portfolio also consists of dozens of under-explored, mineralized brownfield projects, backed by detailed databases of historic uranium exploration and development programs, thus greatly enhancing the potential for resource expansion. The U1A Acquisition creates a Wyoming hub-and-spoke operation for UEC, anchored by UEC Wyoming’s Irigaray Processing Facility, which is one of the largest central processing facilities in the United States with a licensed capacity of 2.5 million pounds U3O8 per year. Refer to Note 3: Acquisition of Uranium One Americas, Inc. of the Condensed Consolidated Financial Statements for the three and six months ended January 31, 2022.

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

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven to more of a production driven market.  The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at approximately $54.00 per pound at the date of this Quarterly Report (Ux U3O8 Daily Price).  Production curtailments, mine closures from several global producers and COVID-19 pandemic related shutdowns have lowered annual uranium production over the past few years from approximate 141 million pounds in 2019 to about 124 million pounds in 2021. Supply and demand projections show a structural deficit between production and utility requirements averaging about 45 million pounds a year over the next 10 years and increasing thereafter (UxC 2021 Q4 Uranium Market Outlook).  The current gap is being filled with secondary market sources, including finite inventory that is projected to decline in coming years. As secondary supplies diminish, new production will be needed to meet utility demand and will require higher prices to stimulate new mining activity with market prices still below production costs for many producers.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 62 new reactors connected to the grid since 2013 and another 57 reactors under construction as of January 2022 (PRIS and WNA January 2022 data). In the 2021 edition of the World Energy Outlook, the International Energy Agency's “Stated Policies Scenario” projected installed nuclear capacity growth of over 26% from 2020 to 2050 (reaching about 525 GWe). Additional upside market pressure also appears to be emerging as utilities finally return to a longer-term contracting cycle to replace expiring contracts, something the market has not experienced for several years. In a more recent market development, financial entities and various producers, including our Company, have been purchasing significant quantities of drummed uranium inventory, further removing excess supplies that will likely not re-enter the market unless bundled in longer term contracts at much higher prices.

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic and for the protection of our employees, we have arranged for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely. In the meantime, we continued to operate our Palangana Mine and recently acquired Christensen Ranch Mine at a reduced pace to capture residual uranium only and we continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

Results of Operations

The financial information included in the following discussion and analysis of financial condition and results of operations during the three and six months ended January 31, 2022, compared to the same periods in 2021, including the results of operations of UEC Wyoming since the closing of the U1A Acquisition on December 17, 2021.

For the three months ended January 31, 2022, we recorded sales and service revenue of $13,190,925 and realized gross profit of $3,942,717. No sales and service revenue were recorded during the three months ended January 31, 2021.

During the three and six months ended January 31, 2022, we recorded net losses of $5,474,267 ($0.02 per share) and $7,548,093 ($0.03 per share) and losses from operations of $4,929,854 and $9,801,521, respectively. For the three and six months ended January 31, 2021, we recorded net losses of $3,461,059 ($0.02 per share) and $8,424,596 ($0.04 per share) and losses from operations of $3,523,558 and $6,910,188, respectively

During the three and six months ended January 31, 2022, we continued with our strategic plan for reduced operations at our Palangana Mine and, since the closing of the U1A Acquisition, we continued reduced operations at the Christensen Ranch Mine to capture residual pounds of U3O8 only. As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and six months ended January 31, 2022.

During the six months ended January 31, 2022, we entered into agreements to purchase 700,000 pounds of uranium concentrate inventories under our Physical Uranium Program and received 600,000 pounds of uranium concentrate inventories at a total cost of $20,056,595. As at January 31, 2022, the total carrying value of our inventories was $40,231,990 (July 31, 2021: $29,172,480).

Sales and Service Revenue

During the three months ended January 31, 2022, we recorded sales of $13,146,000 from the sale of 300,000 pounds of uranium concentrate inventory.  In addition, we recorded revenue from toll processing services of $44,925, which was generated from processing uranium resins according to a toll processing agreement that we inherited from the U1A Acquisition.  As a result, we realized gross profit of $3,942,717, representing a 29.9% gross profit margin. No sales and service revenues were recorded during the three and six months ended January 31, 2021.

The table below provides a breakdown of sales and service revenue and cost of sales and services:

	Three and Six Months Ended January 31,
	2022	2021
Sales of purchased uranium inventory	$13,146,000	$-
Revenue from toll processing services	44,925	-
Total sales and service revenue	$13,190,925	$-

Cost of purchased uranium inventory	$(9,210,770)	$-
Cost of toll processing services	(37,438)	-
Total cost of sales and services	$(9,248,208)	$-

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three and six months ended January 31, 2022, mineral property expenditures totaled $2,109,173 and $3,765,689, respectively, of which $438,784, and $438,784, respectively, were mineral property expenditures incurred on the UEC Wyoming Portfolio since December 17, 2021. During the three and six months ended January 31, 2021, mineral property expenditures totaled $961,257 and $1,663,018, respectively.

During the three and six months ended January 31, 2022, costs directly related to maintaining operational readiness and permitting compliance for our Palangana Mine, our Hobson Processing Facility and our recently acquired Christensen Ranch Mine and Irigaray Processing Facility totaled $499,887 and $739,913, respectively. During the three and six months ended January 31, 2021, costs directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility totaled $242,047 and $440,067, respectively.

During the six months ended January 31, 2022, we continued the 2021 drilling campaign commenced in March 2021 and drilled 79 exploration holes and 14 cased wells totaling 44,610 feet at our Burke Hollow Project.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Mineral Property Expenditures
Palangana Mine	$266,396	$232,866	$511,716	$431,668
Goliad Project	31,986	71,267	129,440	117,056
Burke Hollow Project	702,155	185,838	1,417,696	315,616
Longhorn Project	4,529	2,289	7,450	4,577
Salvo Project	4,453	7,673	10,149	15,865
Anderson Project	16,114	19,425	32,609	38,891
Workman Creek Project	8,168	8,167	16,755	16,365
Slick Rock Project	12,994	12,993	26,484	26,129
Reno Creek Project	224,333	169,576	424,152	270,066
Allemand Ross Project	48,889	-	48,889	-
Christensen Ranch Mine	263,227	-	263,227	-
Ludeman Project	46,277	-	46,277	-
Moore Ranch Project	18,547	-	18,547	-
Yuty Project	12,567	8,334	20,612	14,328
Oviedo Project	139,847	98,804	322,594	146,415
Alto Paraná Titanium Project	143,794	29,463	204,652	45,914
Other Mineral Property Expenditures	164,897	114,562	264,440	220,128
	$2,109,173	$961,257	$3,765,689	$1,663,018

General and Administrative

During the three and six months ended January 31, 2022, general and administrative expenses totaled $3,715,438 and $6,832,149, respectively, which increased by $1,250,735 and $1,781,757 compared to $2,464,703 and $5,050,392, respectively, for the three and six months ended January 31, 2021. The increase primarily resulted from increases in salaries and management fees, expenses related to corporate development and consulting services, expenses related to UEC Wyoming operations and recognition of foreign exchange losses.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and six months ended January 31, 2022, salaries and management fees totaled $1,033,878 and $1,509,443, respectively, which increased by $654,111 and $764,173, compared to $379,767 and $745,270, respectively, for the three and six months ended January 31, 2021, primarily as a result of the reinstatement of salaries and management fees, which had been reduced during the initial months of the COVID-19 pandemic in Fiscal 2020 and Fiscal 2021;

●	for the three months ended January 31, 2022, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $866,878, which increased by $202,566 compared to $664,312 for the three months ended January 31, 2021, which was primarily the result of increased insurance and filing expenses, consulting fees and expenses related to UEC Wyoming’s operations. For the six months ended January 31, 2022, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $2,077,507, which increased by $706,929, compared to $1,370,578 for the six months ended January 31, 2021, which was primarily the result of increases in marketing and corporate development expenses, consulting fees and expenses related to UEC Wyoming’s operations;

●

for the three and six months ended January 31, 2022, we recognized foreign exchange losses of $379,847 and $351,168, respectively, which increased by $361,677 and $319,500, compared to $18,170 and $31,668 for the three and six months ended January 31, 2021, respectively, as a result of foreign currency transactions.

●

for the three and six months ended January 31, 2022, professional fees totaled $276,908 and $392,236, respectively, which increased by $92,512 and $85,933, compared to $184,396 and $306,303, respectively, for the three and six months ended January 31, 2021. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●

for the three and six months ended January 31, 2022, stock-based compensation totaled $1,157,927 and $2,501,795, respectively, which was consistent with $1,218,058 and $2,596,573 for the three and six months ended January 31, 2021, respectively. Stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in prior fiscal years using the graded vesting method.

Acquisition-related Costs

During the three months ended January 31, 2022, in connection with the U1A Acquisition, we incurred acquisition-related costs of $2,644,980.

Depreciation, amortization and accretion

During the three and six months ended January 31, 2022, depreciation, amortization and accretion totaled $402,980 and $501,420, respectively, which increased by $305,382 and $304,642, compared to $97,598 and $196,778,  for the three and six months ended January 31, 2021, respectively, primarily due to depreciation of the plant and equipment acquired as a result of the U1A Acquisition.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2022, interest and finance costs totaled $566,836 and $1,097,714, respectively, which decreased by $262,891 and $622,927, compared to $829,727 and $1,720,641, for the three and six months ended January 31, 2021, respectively.

For the three and six months ended January 31, 2022, interest paid on long-term debt totaled $204,444 and $408,889, respectively, which decreased by $163,556 and $368,000, compared to $368,000 and $776,889 for the three and six months ended January 31, 2021, respectively. For the three and six months ended January 31, 2022, amortization of debt discount totaled $259,198 and $524,769, respectively, which decreased by $122,630 and $300,926 compared to $381,828 and $825,695 for the three and six months ended January 31, 2021, respectively. Decreases in interest on long-term debt and amortization of debt discount were a result of the decrease in the outstanding principal amount of our long-term debt to $10,000,000 from $20,000,000 in the three and six months ended January 31, 2021.

For the three and six months ended January 31, 2022, surety bond premiums totaled $92,175 and $140,912, respectively, which increased by $31,166 and $50,833, compared to $61,009 and $90,079 , for the three and six months ended January 31, 2021, respectively. The increase was primarily a result of assumed surety bond collateral amounts as a result of the U1A Acquisition.

Income from Equity-Accounted Investment

During the three months ended January 31, 2022, we recorded income of $1,732 from our equity-accounted investment, which was comprised of a loss pick up of $651,996 and a gain on dilution of ownership interest of $653,728. During the three months ended January 31, 2021, we recorded income of $600,913 as a result of an income pick up from URC’s operations.

During the six months ended January 31, 2022, we recorded income of $2,754,899 from our equity-accounted investment, which was comprised of an income pick up of $182,717 and a gain on dilution of ownership interest of $2,572,182. During the six months ended January 31, 2021, we recorded a loss of $102,692 as a result of a loss pick up from URC’s operations.

Realized Gain on Available-for-Sale Security

During the six months ended January 31, 2022, we recorded a gain of $547,152 from the sale of an available-for-sale security. No gain was recorded for the six months ended January 31, 2021.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2022	October 31, 2021	July 31, 2021	April 30, 2021
Net loss	$(5,474,267)	$(2,073,826)	$(1,799,053)	$(4,590,161)
Total comprehensive loss	(6,092,177)	(1,930,657)	(2,227,462)	(4,097,060)
Basic and diluted loss per share	(0.02)	(0.01)	(0.01)	(0.02)
Total assets	302,217,146	232,718,651	169,541,085	163,575,373

Liquidity and Capital Resources

	January 31, 2022	July 31, 2021
Cash and cash equivalents	$22,663,251	$44,312,780
Current assets	65,660,442	75,045,362
Current liabilities	3,926,523	13,269,210
Working capital	61,733,919	61,776,152

During the six months ended January 31, 2022, we received net proceeds of $130,643,789 from our ATM Offerings and $2,499,414 from the exercise of stock options and share purchase warrants. As at January 31, 2022, we had a working capital of $61,733,919 after $127,342,485 net cash paid for the U1A Acquisition and $10,000,000 repayment of our long-term debt principal. Subsequent to January 31, 2022, we received further cash proceeds of $16,547,026 under the 2021 ATM Offerings and sold 200,000 pounds of uranium inventories for total proceeds of $9,800,000.

As of January 31, 2022, we had uranium inventory purchase commitments of 2.8 million pounds with a total purchase price of $96.9 million, of which $36.6 million will become due in the next 12 months from the date of this Quarterly Report.

We believe our existing cash resources and, if necessary, cash generated from the sales of the Company’s uranium inventories, will provide sufficient funds to fulfill our uranium inventory purchase commitments and carry out our planned operations, including UEC Wyoming’s operations, for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond 12 months from the date of this Quarterly Report will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations.  We have also relied, to a limited extent, on cash flows generated from our mining activities during the years ended July 31, 2015 (“Fiscal 2015), 2013 (“Fiscal 2013) and 2012 (“Fiscal 2012”). During the three months ended January 31, 2022, we received cash proceeds of $13.1 million from the sale of purchased uranium inventories under our Physical Uranium Program. However, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term.  In the future we may also rely on cash flows generated from the sales of our uranium concentrate inventories to fund our operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

Our anticipated operations, including exploration and pre-extraction activities, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such changes may include accelerating the pace or broadening the scope of reducing our operations as originally announced in September 2013.

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

On November 26, 2021, we filed the 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us.

During the three and six months ended January 31, 2022, we issued 6,655,295 and 27,399,173 shares, respectively, of the Company’s common stock under our May 2021 ATM Offering for net cash proceeds of $28,919,064 and $91,590,187, respectively.

During the six months ended January 31, 2022, we issued 11,096,363 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $39,053,602.

Subsequent to January 31, 2022, we issued 4,460,000 shares of the Company’s common stock under our November 2021 ATM Offering from February 1, 2022 to March 3, 2022 for net cash proceeds of $16,547,026.

Credit Facility

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders, whereby we and the Lenders agreed to certain further amendments to our Credit Facility, under which initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013, and additional funding of $10,000,000 was received by the Company upon closing of the amended Credit Facility on March 13, 2014. The Credit Facility was non-revolving with an amended term of 8.5 years since inception maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis. The Third Amended and Restated Credit Agreement superseded, in their entirety, our Second Amended and Restated Credit Agreement dated and effective February 9, 2016, our Amended and Restated Credit Agreement dated and effective March 13, 2014 and our Credit Agreement dated and effective July 30, 2013 with our Lenders.

During Fiscal 2021, we made voluntary payments totaling $10,000,000 to certain Lenders, which decreased the principal balance outstanding to $10,000,000, and on January 31, 2022, we repaid the remaining principal amount of $10,000,000 to our remaining Lender, which decreased the outstanding principal balance to $Nil.

During the three months ended January 31, 2022, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued 161,594 shares with a fair value of $600,000, representing 6.0% of the $10,000,000 principal balance outstanding at the time, as payment of anniversary fees to our remaining Lender.

Operating Activities

During the six months ended January 31, 2022, net cash used in operating activities was $17,712,418, of which $10,867,495 was for net cash used in uranium concentrate inventories and $1,299,063 was for acquisition-related costs for the U1A Acquisition.  Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments as well as cash used in UEC Wyoming’s operating activities. During the six months ended January 31, 2021, net cash used in operating activities was $5,603,172 for mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the six months ended January 31, 2022, net cash provided by financing activities totaled $123,048,680, comprised of net proceeds of $130,643,789 from the 2021 ATM Offerings and net proceeds of $2,499,414 from the exercise of stock options and share purchase warrants, offset by the $10,000,000 repayment of long-term debt principal under our Credit Facility and $94,523 in payments for a promissory note. During the six months ended January 31, 2021, net cash provided by financing activities totaled $13,389,086 primarily from net proceeds of $14,121,656 from a public offering in September 2020, net proceeds of $1,074,337 under our then 2020 ATM Offering, and net proceeds of $223,324 from the exercise of stock options and share purchase warrants, which were offset by a $2,000,000 voluntary payment to one of our Lenders under our Credit Facility and $30,231 in payments under the promissory note.

Investing Activities

During the six months ended January 31, 2022, net cash used by investing activities totaled $113,231,194, comprised of net cash used in the U1A Acquisition of $113,587,952, cash used in investment in an available-for-sale security of $9,433,068, cash used for investment in mineral rights and properties of $39,901, cash used for the purchase of property, plant and equipment of $84,600 and cash used in investment in other assets of $66,643, offset by cash proceeds of $9,980,220 from sales of an available-for-sale security. During the six months ended January 31, 2021, net cash used by investing activities totaled $4,220,340, primarily for cash used for the investment in term deposits of $10,000,000, cash used for the purchase of property, plant and equipment of $140,340, and cash used for investment in mineral rights and properties of $80,000, offset by cash received from the redemption of term deposits of $6,000,000.

Stock Options and Warrants

As of January 31, 2022, we had stock options outstanding representing 9,063,956 shares at a weighted-average exercise price of $1.20 per share, and share purchase warrants outstanding representing 4,322,624 shares at a weighted-average exercise price of $1.90 per share. As of January 31, 2022, outstanding stock options and warrants, which are substantially all in-the-money, represented a total 13,386,580 shares issuable for gross proceeds of approximately $19.1 million should these stock options and warrants be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of the respective holders and accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and six months ended January 31, 2022, we incurred $2,269 and $4,375 (three and six months ended January 31, 2021: $17,464 and $34,141), respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As at January 31, 2022, the amount owing to Blender was $Nil (July 31, 2021: $843).

Material Commitments

Uranium Purchase Commitments

During the six months ended January 31, 2022, we entered into agreements to purchase 700,000 pounds of uranium concentrate inventories under our Physical Uranium Program.

Our uranium concentrate purchase commitments at the date of this Quarterly Report are as follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	400,000	$20,780,000
Fiscal 2023	1,505,000	53,134,000
Fiscal 2024	695,000	25,793,250
Fiscal 2025	600,000	23,120,000
Fiscal 2026	100,000	3,620,000
Total	3,300,000	$126,447,250

Long-Term Debt Obligations

As at January 31, 2022, we have made all scheduled payments and complied with all covenants under our Credit Facility. On January 31, 2022, we repaid the remaining $10 million principal amount to our remaining Lender under the Credit Facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Business Combination

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues, and operating expenses;  (ii) appropriate discount rates; and (iii) expected future capital requirements . The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets . The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

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

Subsequent Events

Subsequent to January 31, 2022, we issued 4,460,000 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $16,547,026.

Subsequent to January 31, 2022, we received $1,754,507 as a result of the partial release of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility.

Subsequent to January 31, 2022, we received 200,000 pounds of uranium concentrate inventories at a total purchase price of $6,000,000 under our Physical Uranium Program.

Subsequent to January 31, 2022, we sold 200,000 pounds of uranium inventories for total proceeds of $9,800,000.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully described under Item 1, Business, in our Annual Report on Form 10-K for Fiscal 2021, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay. In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $299.2 million as of January 31, 2022. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 we produced during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventories and toll processing services totaling $13.2 million during the three months ended January 31, 2022, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As of January 31, 2022, we had working capital of $61.7 million including cash and cash equivalents of $22.7 million and uranium inventory holdings of $39.8 million. Subsequent to January 31, 2022, we received further cash proceeds of $16.5 million under the 2021 ATM Offerings and sold 200,000 pounds of uranium inventories for total proceeds of $9.8 million. We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond those 12 months will be dependent upon our ability to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of our Palangana Mine and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, our Christensen Ranch Mine and Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

Our uranium extraction and sales history is limited. Our ability to generate revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

During the six months ended January 31, 2022, we continued to operate our Palangana Mine and our recently acquired Christensen Ranch Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment.  This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to generate revenue from our ISR Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations.  Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moor Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues.  Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our projects, including our ISR Mines.  Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.  Since we commenced extraction of mineralized materials from our ISR Mines without having established proven or probable reserves, it may result in our mining activities at our ISR Mines, and at any future projects for which proven or probable reserves are not established, being inherently riskier than other mining activities for which proven or probable reserves have been established.

We have established the existence of mineralized materials for certain of our projects, including our IRS Mines.  We have not established proven or probable reserves, as defined by the SEC, through the completion of a “final” or “bankable” feasibility study for any of our projects. Furthermore, we have no plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining.  Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.  Any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

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

Despite the fact that we commenced uranium extraction at our ISR Mines, we remain in the Exploration Stage, as defined by the SEC, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established, which may never occur.  We prepare our consolidated financial statements in accordance with U.S. GAAP under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time we exit the Exploration Stage.  Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining. Companies in the Production Stage as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, our Palangana Mine, and our recently acquired Christensen Ranch Mine and Irigaray Processing Facility, and have recorded a liability of $16.8 million on our balance sheets as at January 31, 2022, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015 we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. In connection with the U1A Acquisition, we assumed $13.7 million of restricted cash as surety bond collateral for total estimated reclamation costs of $18.6 million for the Christensen Ranch Mine and Irigaray Processing Facility. We may be required at any time to fund the remaining $8.8 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We cannot provide any assurance that our Physical Uranium Program involving the strategic acquisition of physical uranium will be successful, which may have an adverse effect on our results of operations.

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

As part of our Physical Uranium Program, we have entered into commitments to purchase U3O8 and may purchase additional quantities. There is no certainty that any future purchases contemplated by us will be completed.

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

We are authorized to issue 750,000,000 shares of common stock of which 277,838,585 shares were issued and outstanding as of January 31, 2022. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2022, we issued the following securities that were not registered under the Securities Act:

●

on November 24, 2021, we issued an aggregate of 47,715 shares of common stock to a certain vendor pursuant to a Property Purchase Agreement dated November 17, 2021, at a deemed issuance price of $4.1599 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares;

●

On December 2, 2021, we issued an aggregate of 161,594 shares of common stock to our sole Lender at a deemed issuance price of $3.7130 per share pursuant to the terms of the Third Amended and Restated Credit Agreement under our Credit Facility.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares; and

●

on January 12, 2022, we issued an aggregate of 4,608 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $2.93 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities.  During the quarter ended January 31, 2022, the Company’s ISR Mines were not subject to regulation by the Mine Safety Act.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: March 16, 2022

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: March 16, 2022